Form 10-K
period 2019-12-31
AMERICAN ELECTRIC POWER CO INC; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; APPALACHIAN POWER CO; INDIANA MICHIGAN POWER CO; OHIO POWER CO; AEP Transmission Company, LLC; AEP Texas Inc.
filed 2020-02-20
CIK 4904, 81027, 92487, 6879, 50172, 73986, 1702494, 1721781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant American Electric Power Company, Inc., AEP Transmission Company, LLC, Indiana Michigan Power Company and Southwestern Electric Power Company, are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.
	Yes	☒	No	☐

Indicate by check mark if the registrants AEP Texas Inc., Appalachian Power Company, Ohio Power Company, Public Service Company of Oklahoma, are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.
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

Aggregate Market Value of Voting and Non-Voting Common Equity Held by Nonaffiliates of the Registrants as of June 30, 2019 the Last Trading Date of the Registrants' Most Recently Completed Second Fiscal Quarter
		Number of Shares of Common Stock Outstanding of the Registrants as of December 31, 2019
American Electric Power Company, Inc.	$43,491,855,142	494,169,471
		($6.50 par value)
AEP Texas Inc.	None	100
		($0.01 par value)
AEP Transmission Company, LLC (a)	None	NA

Appalachian Power Company	None	13,499,500
		(no par value)
Indiana Michigan Power Company	None	1,400,000
		(no par value)
Ohio Power Company	None	27,952,473
		(no par value)
Public Service Company of Oklahoma	None	9,013,000
		($15 par value)
Southwestern Electric Power Company	None	7,536,640
		($18 par value)

(a)	100% interest is held by AEP Transmission Holdco.

NA	Not applicable.

Note on Market Value of Common Equity Held by Nonaffiliates

American Electric Power Company, Inc. owns all of the common stock of AEP Texas Inc., Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company and all of the LLC membership interest in AEP Transmission Company, LLC (see Item 12 herein).

Documents Incorporated By Reference

Description	Part of Form 10-K into which Document is Incorporated

Portions of Annual Reports of the following companies for the fiscal year ended December 31, 2019:	Part II
American Electric Power Company, Inc.
AEP Texas Inc.
AEP Transmission Company, LLC
Appalachian Power Company
Indiana Michigan Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

Portions of Proxy Statement of American Electric Power Company, Inc. for 2020 Annual Meeting of Shareholders.	Part III

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

AEP Energy	AEP Energy, Inc., a wholly-owned retail electric supplier for customers in Ohio, Illinois and other deregulated electricity markets throughout the United States.
AEP Energy Supply, LLC	A nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
AEP OnSite Partners	A division of AEP Energy Supply, LLC that builds, owns, operates and maintains customer solutions utilizing existing and emerging distributed technologies.
AEP Renewables	A division of AEP Energy Supply, LLC that develops and/or acquires large scale renewable projects that are backed with long-term contracts with creditworthy counter parties.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEPEP	AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, hedging activities, asset management and commercial and industrial sales in deregulated markets.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a wholly-owned subsidiary of AEP Transmission Holdco, is an intermediate holding company that owns the State Transcos.
AEPTCo Parent	AEP Transmission Company, LLC, the holding company of the State Transcos within the AEPTCo consolidation.
AEPTHCo	AEP Transmission Holding Company, LLC, a subsidiary of AEP, an intermediate holding company that owns transmission operations joint ventures and AEPTCo.
AFUDC	Allowance for Funds Used During Construction.
AGR	AEP Generation Resources Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
APCo	Appalachian Power Company, an AEP electric utility subsidiary.
APTCo	AEP Appalachian Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
APSC	Arkansas Public Service Commission.
CAA	Clean Air Act.
CO2	Carbon dioxide and other greenhouse gases.
Conesville Plant	A single unit coal-fired generation plant totaling 651 MW located in Conesville, Ohio. The plant is jointly owned by AGR and a nonaffiliate.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,288 MW nuclear plant owned by I&M.
CSPCo	Columbus Southern Power Company, a former AEP electric utility subsidiary that was merged into OPCo effective December 31, 2011.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ETT
Electric Transmission Texas, LLC, an equity interest joint venture between AEP Transmission Holdco and Berkshire Hathaway Energy Company formed to own and operate electric transmission facilities in ERCOT.

Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
FIP	Federal Implementation Plan.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.

i

Term	Meaning

IMTCo	AEP Indiana Michigan Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KTCo	AEP Kentucky Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
MISO	Midwest Independent Transmission System Operator.
MMBtu	Million British Thermal Units.
MW	Megawatt.
MWh	Megawatt-hour.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
North Central Wind Energy Facilities	A proposed joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,485 MWs of wind generation.
NOx	Nitrogen oxide.
NRC	Nuclear Regulatory Commission.
OATT	Open Access Transmission Tariff.
OCC	Corporation Commission of the State of Oklahoma.
OHTCo	AEP Ohio Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
Oklaunion Power Station	A single unit coal-fired generation plant totaling 650 MW located in Vernon, Texas. The plant is jointly owned by AEP Texas, PSO and certain nonaffiliated entities.
OKTCo	AEP Oklahoma Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OTC	Over the counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Racine	A generation plant consisting of two hydroelectric generating units totaling 48 MWs located in Racine, Ohio and owned by AGR.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
REP	Texas Retail Electric Provider.
Rockport Plant
A generation plant, consisting of two 1,310 MW coal-fired generating units near Rockport, Indiana.  AEGCo and I&M jointly-own Unit 1.  In 1989, AEGCo and I&M entered into a sale-and-leaseback transaction with Wilmington Trust Company, an unrelated, unconsolidated trustee for Rockport Plant, Unit 2.

ROE	Return on Equity.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
SEC	U.S. Securities and Exchange Commission.
SIP	State Implementation Plan.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.

Term	Meaning

State Transcos	AEPTCo’s seven wholly-owned, FERC regulated, transmission only electric utilities, each of which is geographically aligned with AEP existing utility operating companies.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
SWTCo	AEP Southwestern Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
TA	Transmission Agreement, effective November 2010, among APCo, I&M, KGPCo, KPCo, OPCo and WPCo with AEPSC as agent.
TCA	Transmission Coordination Agreement dated January 1, 1997, by and among, PSO, SWEPCo and AEPSC, in connection with the operation of the transmission assets of the two public utility subsidiaries.
Turk Plant	John W. Turk, Jr. Plant, a 600 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
UPA	Unit Power Agreement.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
Virginia SCC	Virginia State Corporation Commission.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary.
WVPSC	Public Service Commission of West Virginia.
WVTCo	AEP West Virginia Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.

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
•
The impact of volatility in the capital markets on the value of the investments held by the pension, other postretirement benefits, captive insurance entity and nuclear decommissioning trust and the impact of such volatility on future funding requirements.

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

As of December 31, 2019, the subsidiaries of AEP had a total of 17,408 employees. Because it is a holding company rather than an operating company, AEP has no employees. The material subsidiaries of AEP are as follows:

AEP Texas

Organized in Delaware in 1925, AEP Texas is engaged in the transmission and distribution of electric power to approximately 1,049,000 retail customers through REPs in west, central and southern Texas.  As of December 31, 2019, AEP Texas had 1,585 employees.  Among the principal industries served by AEP Texas are petroleum and coal products manufacturing, chemical manufacturing, oil and gas extraction, pipeline transportation and primary metal manufacturing.  The territory served by AEP Texas also includes several military installations and correctional facilities.  AEP Texas is a member of ERCOT.  AEP Texas is part of AEP’s Transmission and Distribution Utilities segment.

AEPTCo

Organized in Delaware in 2006, AEPTCo is a holding company for the State Transcos. The State Transcos develop and own new transmission assets that are physically connected to the AEP System.  Individual State Transcos (a) have obtained the approvals necessary to operate in Indiana, Kentucky, Michigan, Ohio, Oklahoma and West Virginia, subject to any applicable siting requirements, (b) are authorized to submit projects for commission approval in Virginia and (c) have been granted consent to enter into a joint license agreement that will support investment in Tennessee. Neither AEPTCo nor its subsidiaries have any employees. Instead, AEPSC and certain AEP utility subsidiaries provide services to these entities. AEPTCo is part of the AEP Transmission Holdco segment.

APCo

Organized in Virginia in 1926, APCo is engaged in the generation, transmission and distribution of electric power to approximately 956,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. APCo owns 6,629 MWs of generating capacity.  APCo uses its generation to serve its retail and other customers.  As of December 31, 2019, APCo had 1,699 employees. Among the principal industries served by APCo are coal mining, primary metals, pipeline transportation, chemical manufacturing and paper manufacturing. APCo is a member of PJM.  APCo is part of AEP’s Vertically Integrated Utilities segment.

I&M

Organized in Indiana in 1907, I&M is engaged in the generation, transmission and distribution of electric power to approximately 599,000 retail customers in northern and eastern Indiana and southwestern Michigan, and in supplying and marketing electric power at wholesale to other electric utility companies, rural electric cooperatives, municipalities and other market participants.  I&M owns or leases 3,634 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2019, I&M had 2,336 employees. Among the principal industries served are primary metals, transportation equipment, chemical manufacturing, plastics and rubber products and fabricated metal product manufacturing.  I&M is a member of PJM.  I&M is part of AEP’s Vertically Integrated Utilities segment.

KPCo

Organized in Kentucky in 1919, KPCo is engaged in the generation, transmission and distribution of electric power to approximately 165,000 retail customers in eastern Kentucky, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants.  KPCo owns 1,060 MWs of generating capacity.  KPCo uses its generation to serve its retail and other customers.  As of December 31, 2019, KPCo had 500 employees. Among the principal industries served are petroleum and coal products manufacturing, chemical manufacturing, coal mining, oil and gas extraction and primary metals.  KPCo is a member of PJM.  KPCo is part of AEP’s Vertically Integrated Utilities segment.

KGPCo

Organized in Virginia in 1917, KGPCo provides electric service to approximately 48,000 retail customers in Kingsport and eight neighboring communities in northeastern Tennessee. KGPCo does not own any generating facilities and is a member of PJM. It purchases electric power from APCo for distribution to its customers. As of December 31, 2019, KGPCo had 54 employees. KGPCo is part of AEP’s Vertically Integrated Utilities segment.

OPCo

Organized in Ohio in 1907 and reincorporated in 1924, OPCo is engaged in the transmission and distribution of electric power to approximately 1,494,000 retail customers in Ohio.  OPCo purchases energy and capacity at auction to serve generation service customers who have not switched to a competitive generation supplier.  As of December 31, 2019, OPCo had 1,681 employees.  Among the principal industries served by OPCo are primary metals, petroleum and coal products manufacturing, plastics and rubber products, chemical manufacturing, fabricated metal product manufacturing and data centers. OPCo is a member of PJM.  OPCo is part of AEP’s Transmission and Distribution Utilities segment.

PSO

Organized in Oklahoma in 1913, PSO is engaged in the generation, transmission and distribution of electric power to approximately 559,000 retail customers in eastern and southwestern Oklahoma, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants.  PSO owns 3,833 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2019, PSO had 1,097 employees. Among the principal industries served by PSO are paper manufacturing, oil and gas extraction, petroleum and coal products manufacturing, transportation equipment and pipeline transportation. PSO is a member of SPP.  PSO is part of AEP’s Vertically Integrated Utilities segment.

SWEPCo

Organized in Delaware in 1912, SWEPCo is engaged in the generation, transmission and distribution of electric power to approximately 540,000 retail customers in northeastern and panhandle of Texas, northwestern Louisiana and western Arkansas and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. SWEPCo owns 5,169 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2019, SWEPCo had 1,469 employees. Among the principal industries served by SWEPCo are petroleum and coal products manufacturing, food manufacturing, paper manufacturing, oil and gas extraction and chemical manufacturing. The territory served by SWEPCo includes several military installations, colleges and universities. SWEPCo also owns and operates a lignite coal mining operation. SWEPCo is a member of SPP.  SWEPCo is part of AEP’s Vertically Integrated Utilities segment.

WPCo

Organized in West Virginia in 1883 and reincorporated in 1911, WPCo provides electric service to approximately 42,000 retail customers in northern West Virginia and in supplying and marketing electric power at wholesale to other market participants. WPCo owns 780 MWs of generating capacity which it uses to serve its retail and other customers. Among the principal industries served by WPCo are coal mining, primary metals, pipeline transportation, chemical manufacturing and paper manufacturing. WPCo is a member of PJM. As of December 31, 2019, WPCo had 50 employees.  WPCo is part of AEP’s Vertically Integrated Utilities segment.

Service Company Subsidiary

AEPSC is a service company subsidiary that provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to AEP subsidiaries. The executive officers of AEP and certain of the executive officers of its public utility subsidiaries are employees of AEPSC. As of December 31, 2019, AEPSC had 6,439 employees.

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

Public Utility Subsidiaries by Jurisdiction

The following table illustrates certain regulatory information with respect to the jurisdictions in which the public utility subsidiaries of AEP operate:

Principal Jurisdiction	AEP Utility Subsidiaries Operating in that Jurisdiction	Authorized Return on Equity (a)
FERC	AEPTCo - PJM	10.35%
	AEPTCo - SPP	10.50%

Ohio	OPCo	10.20%	(b)

West Virginia	APCo	9.75%
	WPCo	9.75%

Virginia	APCo	9.42%

Indiana	I&M	9.95%

Michigan	I&M	9.86%

Texas	AEP Texas	9.96%
	SWEPCo	9.60%

Tennessee	KGPCo	9.85%

Kentucky	KPCo	9.70%

Louisiana	SWEPCo	9.80%

Arkansas	SWEPCo	9.45%

Oklahoma	PSO	9.40%

(a)	Identifies the predominant authorized ROE and may not include other, less significant, permitted recovery. Actual ROE varies from authorized ROE.

(b)
Authorized ROE was approved in OPCo’s last distribution base case. The authorized ROE for riders with an approved equity return (e.g. Distribution Investment Rider) is 10.00%. See “Ohio Electric Security Plan Filings” section of Note 4 included in the 2019 Annual Report.

(a)	Pretax income does not include intercompany eliminations.

CLASSES OF SERVICE

The principal classes of service from which AEP’s subsidiaries derive revenues and the amount of such revenues during the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
Description	2019	2018	2017
	(in millions)
Vertically Integrated Utilities Segment
Retail Revenues
Residential Sales	$3,641.2	$3,818.6	$3,399.8
Commercial Sales	2,151.1	2,223.7	2,124.4
Industrial Sales	2,178.3	2,261.3	2,180.8
PJM Net Charges	(0.2)	0.4	(1.1)
Other Retail Sales	179.4	186.8	181.7
Total Retail Revenues (a)	8,149.8	8,490.8	7,885.6
Wholesale Revenues
Off-system Sales	814.5	888.0	907.4
Transmission	200.7	263.7	202.2
Total Wholesale Revenues	1,015.2	1,151.7	1,109.6
Other Electric Revenues	93.8	93.7	106.1
Provision for Rate Refund	(44.7)	(210.1)	(46.4)
Other Operating Revenues	31.6	30.6	40.2
Sales to Affiliates	121.4	88.8	96.9
Total Revenues Vertically Integrated Utilities Segment	$9,367.1	$9,645.5	$9,192.0

Transmission and Distribution Utilities Segment
Retail Revenues
Residential Sales	$2,084.5	$2,213.6	$2,085.3
Commercial Sales	1,148.8	1,266.7	1,205.8
Industrial Sales	426.5	517.2	489.2
Other Retail Sales	43.7	43.1	43.1
Total Retail Revenues (a)	3,703.5	4,040.6	3,823.4
Wholesale Revenues
Off-system Sales	93.0	119.3	100.5
Transmission	437.7	394.7	359.6
Total Wholesale Revenues	530.7	514.0	460.1
Other Electric Revenues	58.6	54.5	48.4
Provision for Rate Refund	12.5	(69.2)	(11.4)
Other Operating Revenues	13.7	12.4	8.4
Sales to Affiliates	163.5	100.8	90.4
Total Revenues Transmission and Distribution Utilities Segment	$4,482.5	$4,653.1	$4,419.3

AEP Transmission Holdco Segment
Transmission Revenues	$265.1	$291.3	$204.3
Other Electric Revenues	0.3	0.3	—
Other Operating Revenues	0.1	0.3	0.8
Sales to Affiliates	812.9	555.5	588.3
Provision for Rate Refund	(5.2)	(43.3)	(26.7)
Total Revenues AEP Transmission Holdco Segment	$1,073.2	$804.1	$766.7

Generation & Marketing Segment
Generation Revenues
Affiliated	$—	$—	$—
Nonaffiliated	264.4	431.5	528.5
Renewable Generation
Affiliated	—	—	—
Nonaffiliated	77.7	44.5	33.4
Retail, Trading and Marketing
Affiliated	135.7	122.2	103.7
Nonaffiliated	1,379.8	1,342.1	1,209.5
Total Revenues Generation & Marketing Segment	$1,857.6	$1,940.3	$1,875.1

AEP Texas

	Years Ended December 31,
Description	2019	2018	2017
	(in millions)
Retail Revenues
Residential Sales	$588.9	$594.6	$573.9
Commercial Sales	424.0	426.6	431.0
Industrial Sales	133.3	131.0	121.9
Other Retail Sales	30.8	30.1	30.0
Total Retail Revenues (a)	1,177.0	1,182.3	1,156.8
Wholesale Revenues
Transmission	379.2	313.4	293.8
Other Electric Revenues	24.4	21.9	20.8
Provision for Rate Refund	(34.7)	(31.3)	(1.1)
Total Electric Transmission and Distribution Revenues	1,545.9	1,486.3	1,470.3
Sales to Affiliates	160.5	105.2	65.7
Other Revenues	2.9	3.8	2.4
Total Revenues	$1,709.3	$1,595.3	$1,538.4

AEPTCo

	Years Ended December 31,
Description	2019	2018	2017
	(in millions)
Transmission Revenues	$217.2	$212.8	$167.9
Other Electric Revenues	0.3	0.3	—
Other Operating Revenues	0.1	0.2	0.8
Sales to Affiliates	806.7	598.9	580.5
Provision for Rate Refund	(2.9)	(36.1)	(26.0)
Total Revenues	$1,021.4	$776.1	$723.2

APCo

	Years Ended December 31,
Description	2019	2018	2017
	(in millions)
Retail Revenues
Residential Sales	$1,272.3	$1,372.1	$1,242.8
Commercial Sales	562.2	596.3	584.2
Industrial Sales	594.5	620.7	640.8
PJM Net Charges	(0.2)	(0.2)	(0.4)
Other Retail Sales	75.6	79.5	78.0
Total Retail Revenues (a)	2,504.4	2,668.4	2,545.4
Wholesale Revenues
Off-system Sales	124.9	116.4	126.8
Transmission	57.0	56.3	57.1
Total Wholesale Revenues	181.9	172.7	183.9
Other Electric Revenues	32.3	31.1	33.4
Provision for Rate Refund	(10.4)	(95.1)	(13.7)
Total Electric Generation, Transmission and Distribution Revenues	2,708.2	2,777.1	2,749.0
Sales to Affiliates	205.3	181.4	172.0
Other Revenues	11.2	9.0	13.2
Total Revenues	$2,924.7	$2,967.5	$2,934.2

I&M

	Years Ended December 31,
Description	2019	2018	2017
	(in millions)
Retail Revenues
Residential Sales	$730.9	$736.5	$620.9
Commercial Sales	494.9	489.3	438.8
Industrial Sales	551.4	570.6	522.0
PJM Net Charges	0.1	0.2	(1.0)
Other Retail Sales	7.3	7.2	7.1
Total Retail Revenues (a)	1,784.6	1,803.8	1,587.8
Wholesale Revenues
Off-system Sales	406.4	459.3	431.2
Transmission	19.3	18.4	17.2
Total Wholesale Revenues	425.7	477.7	448.4
Other Electric Revenues	14.4	15.7	13.5
Provision for Rate Refund	(2.6)	(24.6)	(7.2)
Total Electric Generation, Transmission and Distribution Revenues	2,222.1	2,272.6	2,042.5
Sales to Affiliates	73.9	85.5	64.4
Other Revenues	10.7	12.6	14.3
Total Revenues	$2,306.7	$2,370.7	$2,121.2

OPCo

	Years Ended December 31,
Description	2019	2018	2017
	(in millions)
Retail Revenues
Residential Sales	$1,495.6	$1,619.0	$1,511.3
Commercial Sales	724.9	840.1	774.8
Industrial Sales	293.2	386.2	367.2
Other Retail Sales	12.9	13.0	13.2
Total Retail Revenues (a)	2,526.6	2,858.3	2,666.5
Wholesale Revenues
Off-system Sales	93.0	119.3	100.5
Transmission	58.5	61.4	65.8
Total Wholesale Revenues	151.5	180.7	166.3
Other Electric Revenues	34.2	32.7	31.0
Provision for Rate Refund	47.2	(37.9)	(10.3)
Total Electricity, Transmission and Distribution Revenues	2,759.5	3,033.8	2,853.5
Sales to Affiliates	27.3	21.0	24.4
Other Revenues	10.8	8.6	6.0
Total Revenues	$2,797.6	$3,063.4	$2,883.9

PSO

	Years Ended December 31,
Description	2019	2018	2017
	(in millions)
Retail Revenues
Residential Sales	$636.1	$668.5	$601.4
Commercial Sales	377.3	401.1	387.7
Industrial Sales	296.5	308.5	284.0
Other Retail Sales	80.7	84.5	81.1
Total Retail Revenues (a)	1,390.6	1,462.6	1,354.2
Wholesale Revenues
Off-system Sales	39.5	36.3	13.9
Transmission	31.9	47.4	42.3
Total Wholesale Revenues	71.4	83.7	56.2
Other Electric Revenues	9.6	10.3	8.5
Provision for Rate Refund	(2.0)	(19.0)	(1.4)
Total Electric Generation, Transmission and Distribution Revenues	1,469.6	1,537.6	1,417.5
Sales to Affiliates	6.1	5.4	4.3
Other Revenues	6.1	4.3	5.4
Total Revenues	$1,481.8	$1,547.3	$1,427.2

SWEPCo

	Years Ended December 31,
Description	2019	2018	2017
	(in millions)
Retail Revenues
Residential Sales	$645.3	$666.0	$597.0
Commercial Sales	490.6	502.6	487.0
Industrial Sales	342.3	346.2	336.9
Other Retail Sales	9.1	8.9	8.8
Total Retail Revenues (a)	1,487.3	1,523.7	1,429.7
Wholesale Revenues
Off-system Sales	194.7	216.8	251.3
Transmission	72.6	94.2	71.7
Total Wholesale Revenues	267.3	311.0	323.0
Other Electric Revenues	20.6	20.9	20.4
Provision for Rate Refund	(30.6)	(63.7)	(21.0)
Total Electric Generation, Transmission and Distribution Revenues	1,744.6	1,791.9	1,752.1
Sales to Affiliates	4.9	28.4	25.9
Other Revenues	1.4	1.6	1.9
Total Revenues	$1,750.9	$1,821.9	$1,779.9

(a)
2018 and 2017 amounts have been revised to reflect the reclassification of certain customer accounts between Retail classes. This reclassification did not impact previously reported Total Retail Revenues. Management concluded that these prior period disclosure only errors were immaterial individually and in the aggregate.

FINANCING

General

Companies within the AEP System generally use short-term debt to finance working capital needs.  Short-term debt may also be used to finance acquisitions, construction and redemption or repurchase of outstanding securities until such needs can be financed with long-term debt.  In recent history, short-term funding needs have been provided for by cash on hand and AEP’s commercial paper program.  Funds are made available to subsidiaries under the AEP corporate borrowing program.  Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity.  See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report for additional information.

AEP’s revolving credit agreement (which backstops the commercial paper program) includes covenants and events of default typical for this type of facility, including a maximum debt/capital test.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of its major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under the credit agreement. As of December 31, 2019, AEP was in compliance with its debt covenants.  With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreement.  A voluntary bankruptcy or insolvency of AEP or one of its significant subsidiaries would be considered an immediate termination event.  See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report for additional information.

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

Clean Water Act Requirements

Operations for AEP subsidiaries are subject to the Federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits and regulates systems that withdraw surface water for use in power plants.  In 2014, the Federal EPA issued a final rule setting forth standards for water withdrawals at existing power plants that is intended to reduce mortality of aquatic organisms pinned against a plant’s cooling water intake screen (impingement) or entrained in the cooling water.  The standards affect all plants withdrawing more than two million gallons of cooling water per day.  Compliance with this standard is required within eight years of the effective date of the final rule.

In November 2015, the Federal EPA issued a final rule revising effluent limitation guidelines for electricity generating facilities. The rule establishes limits on Flue Gas Desulfurization wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater to be imposed as soon as possible after November 2018 and no later than December 2023.  In January 2020, the Federal EPA issued a final rule revising the scope of the “waters of the United States” subject to Clean Water Act regulation. See “Environmental Issues - Clean Water Act Regulations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report for additional information.

Coal Ash Regulation

AEP’s operations produce a number of different coal combustion by-products, including fly ash, bottom ash, gypsum and other materials.  A Federal EPA rule regulates the disposal and beneficial re-use of coal combustion residuals, including fly ash and bottom ash generated at coal-fired electric generating units.  The rule requires certain standards for location, groundwater monitoring and dam stability to be met at landfills and certain surface impoundments at operating facilities. If existing disposal facilities cannot meet these standards, they will be required to close. See “Environmental Issues - Coal Combustion Residual Rule” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report for additional information.

Clean Air Act Requirements

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control mobile and stationary sources of air emissions.  The major CAA programs affecting AEP’s power plants are described below.  The states implement and administer many of these programs and could impose additional or more stringent requirements.

The Acid Rain Program

The CAA includes a cap-and-trade emission reduction program for SO2 emissions from power plants and requirements for power plants to reduce NOx emissions through the use of available combustion controls, collectively called the Acid Rain Program. AEP continues to meet its obligations under the Acid Rain Program through the installation of controls, use of alternate fuels and participation in the emissions allowance markets.

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

Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas).  Each state must develop a SIP to bring non-attainment areas into compliance with the NAAQS and maintain good air quality in attainment areas.  All SIPs are submitted to the Federal EPA for approval.  If a state fails to develop adequate plans, the Federal EPA develops and implements a plan.  As the Federal EPA reviews the NAAQS and establishes new concentration levels, the attainment status of areas can change and states may be required to develop new SIPs.  See “Environmental Issues - Clean Air Act Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report for additional information.

Hazardous Air Pollutants (HAP)

The CAA also requires the Federal EPA to investigate HAP emissions from the electric utility sector and submit a report to Congress to determine whether those emissions should be regulated. In 2011, the Federal EPA issued a rule setting Maximum Achievable Control Technology standards for new and existing coal and oil-fired utility units and New Source Performance Standards for emissions from new and modified power plants.  In 2014, the U.S. Supreme Court determined that the Federal EPA acted unreasonably in refusing to consider costs in determining if it was appropriate and necessary to regulate HAP emissions from electric generating units. The Federal EPA has engaged in additional rulemaking activity but the 2011 rule remains in effect. See “Environmental Issues - Hazardous Air Pollutants” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report for additional information.

Regional Haze

The CAA establishes visibility goals for certain federally designated areas, including national parks, and requires states to submit SIPs that will demonstrate reasonable progress toward preventing impairment of visibility in these protected areas.  In 2005, the Federal EPA issued its Clean Air Visibility Rule, detailing how the CAA’s best available retrofit technology requirements will be applied to facilities built between 1962 and 1977 that emit more than 250 tons per year of certain pollutants in specific industrial categories, including power plants.

PSO executed a settlement with the Federal EPA and the State of Oklahoma to comply with Regional Haze program requirements in Oklahoma, and the settlement is now codified in the Oklahoma SIP and approved by the Federal EPA. The Federal EPA disapproved portions of the Arkansas and Texas SIPs, and finalized FIPs for both states.  Arkansas submitted and received approval of a revised SIP, and EPA developed a revised FIP for Texas. See “Environmental Issues - Clean Air Act Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report for additional information.

Climate Change

AEP has taken action to reduce and offset CO2 emissions from its generating fleet and expects CO2 emissions from its operations to continue to decline due to the retirement of some of its coal-fired generation units, and actions taken to diversify the generation fleet and increase energy efficiency where there is regulatory support for such activities. In 2019, AEP announced revised intermediate and long-term CO2 emission reduction goals, based on the output of the company’s integrated resource plans, which take into account economics, customer demand, regulations, grid reliability and resiliency, and reflect the company’s current business strategy. The intermediate goal is a 70% reduction from 2000 CO2 emission levels from AEP generating facilities by 2030; the long-term goal is an 80% or more reduction of CO2 emissions from AEP generating facilities from 2000 levels by 2050. AEP’s total estimated CO2 emissions in 2019 were approximately 58 million metric tons, a 65% reduction from AEP’s 2000 CO2 emissions.

The Federal EPA has taken action to regulate CO2 emissions from new and existing fossil fueled electric generating units under the existing provisions of the CAA.  The Clean Power Plan was adopted in October 2015 but the U.S. Supreme Court issued a stay of its implementation, including all of the deadlines for submission of initial or final state plans. The Federal EPA issued a proposal in 2017 to repeal the Clean Power Plan and finalized the repeal in 2019. In 2018 the Federal EPA issued a proposal to revise the standards for new and modified sources. In 2019, the Federal EPA finalized new guidelines for states to use to develop CO2 performance standards for coal–fired generating units. See “Environmental Issues - Climate Change, CO2 Regulation and Energy Policy” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report for additional information.

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

Transforming AEP’s Generation Fleet

The electric utility industry is in the midst of an historic transformation, driven by changing customer needs, policy demands, demographics, competitive offerings, technologies and commodity prices. AEP is also transforming to be more agile and customer-focused as a valued provider of energy solutions.  AEP’s long-term commitment to reduce CO2 emissions reflects the current direction of the company’s resource plans to meet those needs.  AEP’s exposure to carbon regulation has been greatly reduced over the last several years.  From 2000 to 2019, AEP’s CO2 emissions declined 65%.  In 2019, coal represented 45% of AEP’s generating capacity, compared with 70% in 2005.  Management expects the percentage of AEP’s generating resources fueled by coal will continue to decline.  Transforming AEP’s generation portfolio to include, where there is regulatory support, more renewable energy and focusing on the efficient use of energy, demand response, distributed resources and technology solutions to more efficiently manage the grid over time is part of this strategy.

The graph below summarizes AEP’s generation capacity by resource type for the years 1999, 2005 and 2019:

(a)	Energy Efficiency/Demand Response represents avoided capacity rather than physical assets.

Renewable Sources of Energy

The states AEP serves, other than Kentucky, West Virginia and Tennessee, have established mandatory or voluntary programs to increase the use of energy efficiency, alternative energy or renewable energy sources.

As of December 31, 2019, AEP’s regulated utilities had long-term contracts for 2,750 MWs of wind, 80 MWs of hydro, and 10 MWs of solar power delivering renewable energy to the companies’ customers. In addition, I&M owns four solar projects that make up I&M’s 16 MW Clean Energy Solar Pilot Project. Management actively manages AEP’s compliance position and is on pace to meet the relevant requirements or benchmarks in each applicable jurisdiction.

In July 2019, PSO and SWEPCo submitted filings before their respective commissions for approval to acquire the North Central Wind Energy Facilities, comprised of three Oklahoma wind facilities totaling 1,485 MWs, on a fixed cost turn-key basis at completion. Subject to regulatory approval, PSO will own 45.5% and SWEPCo will own 54.5% of the project, which will cost approximately $2 billion. Two wind facilities, totaling 1,286 MWs, would qualify for 80% of the federal Production Tax Credits (PTCs) with year-end 2021 in-service dates. The third wind facility (199 MWs) would qualify for 100% of the PTCs with a year-end 2020 in-service date. The acquisition can be scaled, subject to commercial limitation, to align with individual state resource needs and approvals. In December 2019, PSO reached a joint stipulation and settlement agreement with the OCC, Oklahoma Attorney General’s office and customer groups. In January 2020, SWEPCo reached a joint settlement agreement with the APSC, Arkansas Attorney General’s office and Walmart, Inc. Hearings are scheduled for the first quarter of 2020. PSO and SWEPCo are seeking regulatory approvals by July 2020.

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

AEP Energy Supply, LLC is a holding company with several divisions, including AEP Renewables and AEP OnSite Partners.

AEP Renewables develops, owns and operates utility scale renewable projects backed with long-term contracts with creditworthy counterparties throughout the United States.  AEP Renewables works directly with stakeholders to ensure that customers have clean, sustainable renewable energy to meet their environmental goals.  As of December 31, 2019, AEP Renewables owned projects operating in 11 states, including approximately 1,212 MWs of installed wind capacity and 90 MWs of installed solar capacity.  These figures include the 2019 addition of 724 MWs of wind generation and battery assets located in several states acquired from Sempra Renewables LLC and the 75% interest, or 227 MWs, of Santa Rita East wind generation located in west Texas. In October 2019, AEP Renewables entered into an agreement to construct Flat Ridge 3, a wind farm in Kansas.  The 128 MW facility is expected to reach commercial operation before the end of 2020.

AEP OnSite Partners works directly with wholesale and large retail customers to provide tailored solutions to reduce their energy costs based upon market knowledge, innovative applications of technology and deal structuring capabilities.  AEP OnSite Partners targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions that create value for customers.  AEP OnSite Partners pursues and develops behind the meter projects with creditworthy customers.  As of December 31, 2019, AEP OnSite Partners owned projects located in 17 states, including approximately 119 MWs of installed solar capacity, and approximately 28 MWs of solar projects under construction.

Competitive Renewable Generation Facilities

Size of Energy Resource	AEP Energy Supply, LLC Division	Renewable Energy Resource	Location	In-Service or Under Construction
1,212 MW	AEP Renewables	Wind	Eight states (a)	In-service
128 MW	AEP Renewables	Wind	Kansas	Under Construction
20 MW	AEP Renewables	Solar	California	In-service
20 MW	AEP Renewables	Solar	Utah	In-service
50 MW	AEP Renewables	Solar	Nevada	In-service
119 MW	AEP OnSite Partners	Solar	Fifteen states (b)	In-service
28 MW	AEP OnSite Partners	Solar	Three states (c)	Under Construction

(a)	Colorado, Hawaii, Indiana, Kansas, Michigan, Minnesota, Pennsylvania, and Texas.

(b)	California, Colorado, Florida, Hawaii, Iowa, Minnesota, Nebraska, New Hampshire, New Jersey, New Mexico, New York, Ohio, Rhode Island, Texas and Vermont.

(c)	Illinois, New Mexico and Ohio.

End Use Energy Efficiency

AEP has reduced energy consumption and peak demand through the introduction of additional energy efficiency and demand response programs.  These programs, commonly referred to as demand side management, were implemented in jurisdictions where appropriate cost recovery was available.  AEP’s operating companies’ programs have reduced annual consumption by over 9 million MWhs and peak demand by approximately 2,806 MWs since 2008.  AEP estimates that its operating companies spent approximately $1.5 billion during that period to achieve these levels.

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

Corporate Governance

In response to environmental issues and in connection with its assessment of AEP’s strategic plan, the Board of Directors continually reviews the risks posed by new environmental rules and requirements that could accelerate the retirement of coal-fired generation assets. The Board of Directors is informed of any new environmental regulations and proposed regulation or legislation that would significantly affect AEP.  The Board’s Committee on Directors and Corporate Governance oversees AEP’s annual Corporate Accountability Report, which includes information about AEP’s environmental, social, governance and financial performance. AEP set CO2 emission reduction goals in 2018 after considering input from corporate governance outreach effort with shareholders.

In September 2019, AEP announced new intermediate and long-term CO2 emission reduction goals, based on the output of the company’s integrated resource plans, which take into account economics, customer demand, grid reliability and resiliency, regulations and the company’s current business strategy. The intermediate goal is a 70% reduction from 2000 CO2 emission levels from AEP generating facilities by 2030; the long-term goal is to surpass an 80% reduction of CO2 emissions from AEP generating facilities from 2000 levels by 2050. AEP has made significant progress in reducing CO2 emissions from its power generation fleet and expects its emissions to continue to decline. AEP’s aspirational emissions goal is zero CO2 emissions by 2050. Technological advances, including energy storage, will determine how quickly AEP can achieve zero emissions while continuing to provide reliable, affordable power for customers.

Other Environmental Issues and Matters

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes costs for environmental remediation upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites.  See “The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation” section of Note 6 included in the 2019 Annual Report for additional information.

Environmental Investments

Investments related to improving AEP System plants’ environmental performance and compliance with air and water quality standards during 2017, 2018 and 2019 and the current estimate for 2020 are shown below. These investments include both environmental as well as other related spending. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends and the ability to access capital.  In addition to the amounts set forth below, AEP expects to make substantial investments in future years in connection with the modification and addition at generation plants’ facilities for environmental quality controls.  Such future investments are needed in order to comply with air and water quality standards that have been adopted and have deadlines for compliance after 2019 or have been proposed and may be adopted.  Future investments could be significantly greater if emissions reduction requirements are accelerated or otherwise become more stringent. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the AEP System. AEP typically recovers costs of complying with environmental standards from customers through rates in regulated jurisdictions.  Failure to recover these costs could reduce future net income and cash flows and possibly harm AEP’s financial condition.  See “Environmental Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 - Commitments, Guarantees and Contingencies included in the 2019 Annual Report for additional information.

Historical and Projected Environmental Investments

	2017	2018	2019	2020
	Actual	Actual	Actual	Estimate (b)
	(in millions)
AEP (a)	$135.9	$115.6	$167.2	$176.1
APCo	25.6	20.4	23.8	37.3
I&M	41.9	31.1	56.4	33.4
PSO	0.6	—	—	6.0
SWEPCo	11.7	14.1	10.5	40.1

(a)	Includes expenditures of the subsidiaries shown and other subsidiaries not shown. The figures reflect construction expenditures, not investments in subsidiary companies.

(b)	Estimated amounts are exclusive of debt AFUDC.

Management continues to refine the cost estimates of complying with air and water quality standards and other impacts of the environmental proposals. The following cost estimates for the years 2020 through 2026 will change depending on the timing of implementation and whether the Federal EPA provides flexibility in the final rules.  These cost estimates will also change based on: (a) the states’ implementation of these regulatory programs, including the potential for SIPs or FIPs that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) the actual performance of the pollution control technologies installed on the units, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired, replaced or sold, including the type and amount of such replacement capacity and (g) other factors. Management’s current ranges of estimates of new major environmental investments beginning in 2020, exclusive of debt AFUDC, are set forth below:

Projected (2020 - 2026) Environmental Investment
Company	Low	High
	(in millions)
AEP	$500	$1,000
APCo	125	230
I&M	45	85
PSO	20	30
SWEPCo	150	305

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

The remainder of AEP’s activities is presented as Corporate and Other, which is not considered a reportable segment. See Note 9 - Business Segments included in the 2019 Annual Report for additional information on AEP’s segments.

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

ELECTRIC GENERATION

Facilities

As of December 31, 2019, AEP’s vertically integrated public utility subsidiaries owned or leased approximately 22,000 MWs of domestic generation.  See Item 2 – Properties for more information regarding the generation capacity of vertically integrated public utility subsidiaries.

Fuel Supply

The following table shows the owned and leased generation sources by type (including wind purchase agreements), on an actual net generation (MWhs) basis, used by the Vertically Integrated Utilities:

	2019	2018	2017
Coal and Lignite	54%	58%	61%
Nuclear	19%	18%	18%
Natural Gas	16%	14%	11%
Renewables	11%	10%	10%

A price increase/decrease in one or more fuel sources relative to other fuels, as well as the addition of renewable resources, may result in the decreased/increased use of other fuels.  AEP’s overall 2019 fossil fuel costs for the Vertically Integrated Utilities increased 2.4% on a dollar per MMBtu basis from 2018.

Coal and Lignite

AEP’s Vertically Integrated Utilities procure coal and lignite under a combination of purchasing arrangements including long-term contracts, affiliate operations and spot agreements with various producers, marketers and coal trading firms.  Coal consumption in 2019 decreased approximately 18% from 2018 mainly due to lower dispatching of coal generation from weaker power market prices.

Management believes that the Vertically Integrated Utilities will be able to secure and transport coal and lignite of adequate quality and in adequate quantities to operate their coal and lignite-fired units.  Through subsidiaries, AEP owns, leases or controls more than 4,004 railcars, 468 barges, 8 towboats and a coal handling terminal with approximately 18 million tons of annual capacity to move and store coal for use in AEP generating facilities.

Spot market prices for coal started to weaken in the second half of 2019. The decreased spot coal prices reflect lower demand for domestic and export coal. AEP’s strategy for purchasing coal includes layering in supplies over time.  The price impact of this process is reflected in subsequent periods and can occasionally cause current spot market prices to be trending opposite to the price of coal delivered.  The price paid for coal delivered in 2019 increased approximately 6% from 2018.

The following table shows the amount of coal and lignite delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of coal purchased by the Vertically Integrated Utilities:

	2019	2018	2017
Total coal delivered to the plants (millions of tons)	30.4	29.0	29.3
Average cost per ton of coal delivered	$45.85	$43.21	$44.24

The coal supplies at the Vertically Integrated Utilities plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, availability of acceptable coals, labor issues and weather conditions, which may interrupt production or deliveries. As of December 31, 2019, the Vertically Integrated Utilities’ coal inventory was approximately 54 days of full load burn. While inventory targets vary by plant and are changed as necessary, the current coal inventory target for the Vertically Integrated Utilities is approximately 30 days of full load burn.

Natural Gas

The Vertically Integrated Utilities consumed approximately 117 billion cubic feet of natural gas during 2019 for generating power. This represents an increase of 5% from 2018.  Total gas consumption for the Vertically Integrated Utilities was higher year over year primarily due to lower natural gas prices. Several of AEP’s natural gas-fired power plants are connected to at least two pipelines which allow greater access to competitive supplies and improve delivery reliability. A portfolio of term, monthly, seasonal and daily supply and transportation agreements provide natural gas requirements for each plant, as appropriate. AEP’s natural gas supply agreements are entered into on a competitive basis and based on market prices.

The following table shows the amount of natural gas delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of natural gas purchased by the Vertically Integrated Utilities.

	2019	2018	2017
Total natural gas delivered to the plants (billion of cubic feet)	117.0	111.6	86.3
Average price per MMBtu of purchased natural gas	$2.64	$3.26	$3.37

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

Nuclear Waste and Decommissioning

As the owner of the Cook Plant, I&M has a significant future financial commitment to dispose of SNF and decommission and decontaminate the plant safely.  The cost to decommission a nuclear plant is affected by NRC regulations and the SNF disposal program.  The most recent decommissioning cost study was completed in 2018.  The estimated cost of decommissioning and disposal of low-level radioactive waste for the Cook Plant was $2 billion in 2018 non-discounted dollars, with additional ongoing estimated costs of $6 million per year for post decommissioning storage of SNF and an eventual estimated cost of $37 million for the subsequent decommissioning of the spent fuel storage facility, also in 2018 non-discounted dollars. As of December 31, 2019 and 2018, the total decommissioning trust fund balance for the Cook Plant was approximately $2.7 billion and $2.2 billion, respectively. The balance of funds available to eventually decommission Cook Plant will differ based on contributions and investment returns.  The ultimate cost of retiring the Cook Plant may be materially different from estimates and funding targets as a result of the:

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

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly different than current projections.  AEP will seek recovery from customers through regulated rates if actual decommissioning costs exceed projections.  See the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies included in the 2019 Annual Report for information with respect to nuclear waste and decommissioning.

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

Counterparty Risk Management

The Vertically Integrated Utilities segment also sells power and enters into related energy transactions with wholesale customers and other market participants. As a result, counterparties and exchanges may require cash or cash related instruments to be deposited on transactions as margin against open positions.  As of December 31, 2019, counterparties posted approximately $13 million in cash, cash equivalents or letters of credit with AEPSC for the benefit of AEP’s public utility subsidiaries (while, as of that date, AEP’s public utility subsidiaries posted approximately $24 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report for additional information.

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

OVEC

AEP and several nonaffiliated utility companies jointly own OVEC.  The aggregate equity participation of AEP in OVEC is 43.47%.  Parent owns 39.17% and OPCo owns 4.3%.  Under the Inter-Company Power Agreement (ICPA), which defines the rights of the owners and sets the power participation ratio of each, the sponsoring companies are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios.  The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%.  The ICPA terminates in June 2040.  The proceeds from charges by OVEC to sponsoring companies under the ICPA based on their prower participation ratios are designed to be sufficient for OVEC to meet its operating expenses and fixed costs.  OVEC’s Board of Directors, as elected by AEP and the other owners, has authorized environmental investments related to their ownership interests, with resulting expenses (including for related debt and interest thereon) included in charges under the ICPA. OVEC financed capital expenditures totaling $1.3 billion in connection with flue gas desulfurization projects and the associated scrubber waste disposal landfills at its two generation plants through debt issuances, including tax-advantaged debt issuances.  Both OVEC generation plants are operating with the new environmental controls in service.  OPCo attempted to assign its rights and obligations under the ICPA to an affiliate as part of its transfer of its generation assets and liabilities in keeping with corporate separation required by Ohio law.  OPCo failed to obtain the consent to assignment from the other owners of OVEC and therefore filed a request with the PUCO seeking authorization to maintain its ownership of OVEC. In December 2013, the PUCO approved OPCo’s request, subject to the condition that energy from the OVEC entitlements are sold into the day-ahead or real-time PJM energy markets, or on a forward basis through a bilateral arrangement.  In November 2016, the PUCO approved OPCo’s request to approve a cost-based purchased power agreement (PPA) rider, effective in January 2017, that would initially be based upon OPCo’s contractual entitlement under the ICPA which is approximately 20% of OVEC’s capacity. In January 2020, provisions enacted as part of Ohio Am. Sub. H.B. 6 went into effect that replace the PPA rider and enable OPCo to continue recovering the net cost associated with the ICPA, including any additional contractual entitlement received as a result of the FirstEnergy Solutions (FES) bankruptcy, through 2030.

In March 2018, FES, with an aggregate power participation ratio of approximately 5% under the ICPA, filed bankruptcy. In July 2018, the Bankruptcy Court granted FES’s motion to reject the ICPA. OVEC appealed this decision in the United States Court of Appeals for the Sixth Circuit and in December 2019 the Sixth Circuit remanded the rejection of the ICPA back to the Bankruptcy Court for further consideration based on reversing the Bankruptcy Court’s application of the business judgment standard in rejecting the ICPA. If OVEC does not have sufficient funds to honor its payment obligations, there is risk that APCo, I&M and/or OPCo may need to make payments in addition to their power participation ratio payments.  Further, if OVEC’s indebtedness is accelerated for any reason, there is risk that APCo, I&M and/or OPCo may be required to pay some or all of such accelerated indebtedness in amounts equal to their aggregate power participation ratio of 43.47%. The foregoing and other related actions have adversely impacted the credit ratings of OVEC.

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

The following state-by-state analysis summarizes the regulatory environment of certain major jurisdictions in which AEP’s vertically integrated public utility subsidiaries operate.  Several public utility subsidiaries operate in more than one jurisdiction.  See Note 4 - Rate Matters included in the 2019 Annual Report for more information regarding pending rate matters.

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

TRANSMISSION AND DISTRIBUTION UTILITIES

GENERAL

This segment consists of the transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by AEP Texas and OPCo. OPCo is engaged in the transmission and distribution of electric power to approximately 1,494,000 retail customers in Ohio.  OPCo purchases energy and capacity at auction to serve generation service customers who have not switched to a competitive generation supplier. AEP Texas is engaged in the transmission and distribution of electric power to approximately 1,049,000 retail customers through REPs in west, central and southern Texas.

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

AEPTCo

AEPTCo wholly owns the State Transcos which are independent of, but respectively overlay, the following AEP electric utility operating companies: APCo, I&M, KPCo, OPCo, PSO, SWEPCo, and WPCo. The State Transcos develop, own, operate, and maintain their respective transmission assets. Assets of the State Transcos interconnect to transmission facilities owned by the aforementioned operating companies and nonaffiliated transmission owners within the footprints of PJM, MISO and SPP. APTCo, IMTCo, KTCo, OHTCo, and WVTCo are located within PJM. IMTCo also owns portions of the Greentown station assets located in MISO. OKTCo and SWTCo are located within SPP.

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

The State Transcos provide the capability to build, replace and upgrade existing facilities. As of December 31, 2019, the State Transcos had $8.4 billion of transmission and other assets in-service with plans to construct approximately $4.3 billion of additional transmission assets through 2022. Additional investment in transmission infrastructure is needed within PJM and SPP to maintain the required level of grid reliability, resiliency, security and efficiency and to address an aging transmission infrastructure. Additional transmission facilities will be needed based on changes in generating resources, such as wind or solar projects, generation additions or retirements, and additional new customer interconnections.  The State Transcos will continue their investment to enhance physical and cyber security of assets, and are also investing in improving the telecommunication network that supports the operation and control of the grid.

AEPTHCO JOINT VENTURE INITIATIVES

AEP has established joint ventures with other electric utility companies for the purpose of developing, building, and owning transmission assets that seek to improve reliability and market efficiency and provide transmission access to remote generation sources in North America (Transmission Joint Ventures).

The Transmission Joint Ventures currently include:

Joint Venture Name	Location	Projected or Actual Completion Date	Owners (Ownership %)	Total Estimated/Actual Project Costs at Completion		Approved Return on Equity
				(in millions)
ETT	Texas	(a)	Berkshire Hathaway	$3,376.1	(a)	9.6%
	(ERCOT)		Energy (50%)
			AEP (50%)

Prairie Wind	Kansas	2014	Evergy, Inc. (50%)	158.0		12.8%
			Berkshire Hathaway Energy (25%)
			AEP (25%)

Pioneer	Indiana	2018	Duke Energy (50%)	187.4		10.38%	(b)
			AEP (50%)

Transource	Missouri	2016	Evergy, Inc.	310.5		11.2%	(c)
Missouri			(13.5%) (d)
			AEP (86.5%) (d)

Transource	West	2019	Evergy, Inc.	82.0		10.5%
West Virginia	Virginia		(13.5%) (d)
			AEP (86.5%) (d)

Transource	Maryland	2022	Evergy, Inc.	23.1	(e)	10.4%
Maryland			(13.5%) (d)
			AEP (86.5%) (d)

Transource	Pennsylvania	2022	Evergy, Inc.	238.9	(e)	10.4%
Pennsylvania			(13.5%) (d)
			AEP (86.5%) (d)

(a)
ETT is undertaking multiple projects and the completion dates will vary for those projects. ETT’s investment in completed and active projects in ERCOT is expected to be $3.4 billion.  Future projects will be evaluated on a case-by-case basis.

(b)	In November 2019, Pioneer received FERC approval authorizing an ROE of 9.88% (10.38% inclusive of the RTO incentive adder of 0.5%.

(c)
The ROE represents the weighted average approved ROE based on the costs of two projects developed by Transource Missouri; the $64 million Iatan-Nashua project (10.3%) and the $247 million Sibley-Nebraska City project (11.3%).

(d)
AEP owns 86.5% of Transource Missouri, Transource West Virginia, Transource Maryland and Transource Pennsylvania through its ownership interest in Transource Energy, LLC (Transource).  Transource is a joint venture with AEPTHCo and Evergy, Inc. formed to pursue competitive transmission projects.  AEPTHCo and Evergy, Inc. own 86.5% and 13.5% of Transource, respectively.

(e)
In August 2016, Transource Maryland and Transource Pennsylvania received approval from the PJM Interconnection Board to construct portions of a transmission project located in both Maryland and Pennsylvania. The project is expected to go in service in 2022. Project costs are in 2019 dollars.

Transource Missouri, Transource West Virginia, Transource Maryland and Transource Pennsylvania are consolidated joint ventures by AEP.  All other joint ventures in the table above are not consolidated by AEP. AEP’s joint ventures do not have employees.  Business services for the joint ventures are provided by AEPSC and other AEP subsidiaries and the joint venture partners. During 2019, approximately 608 AEPSC employees and 291 operating company employees provided service to one or more joint ventures.

REGULATION

The State Transcos and the Transmission Joint Ventures located outside of ERCOT establish transmission rates annually through forward looking formula rate filings with the FERC pursuant to FERC-approved implementation protocols.  The protocols include a transparent, formal review process to ensure the updated transmission rates are prudently incurred and reasonably calculated. The IMTCo-owned Greentown station assets acquired from Duke Energy Indiana, LLC in December 2018 are located in MISO. IMTCo utilizes a historic cost recovery model to recover MISO assets.

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

The authorized returns on equity for the State Transcos are the FERC-authorized returns on equity in the PJM and SPP OATTs, respectively. These returns were challenged by parties in filings before the FERC. AEP’s transmission owning subsidiaries within PJM entered into a settlement agreement, approved by the FERC in May 2019, that established a total ROE of 9.85% (10.35% inclusive of the RTO incentive adder of 0.5%) based on a capital structure of up to 55% equity for APTCo, IMTCo, KTCo, OHTCo and WVTCo (the East Transcos).  In June 2019, the FERC approved an unopposed settlement agreement between AEP’s transmission owning subsidiaries within SPP that established a total ROE of 10.0% (10.5% inclusive of the RTO incentive adder of 0.5%) without a cap on the capital structure for OKTCo and SWTCo (the West Transcos).

In the annual rate base filings described above, the State Transcos in aggregate filed rate base totals of $5.9 billion, $4.6 billion and $3.8 billion for 2019, 2018 and 2017, respectively.  The total filed transmission revenue requirements, including prior year over/under-recovery of revenue and associated carrying charges were $992 million, $829 million and $690 million for 2019, 2018, and 2017, respectively.

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

GENERATION & MARKETING

GENERAL

The AEP Generation & Marketing segment subsidiaries consist of competitive generating assets, a wholesale energy trading and marketing business and a retail supply and energy management business.  The primary fossil generation subsidiary in the Generation & Marketing segment is AGR.  As of December 31, 2019, AGR owns 1,294 MWs of generating capacity. Management plans to close 51% of this generation capacity in May 2020. Almost all of the remaining generating capacity is operated by Buckeye Power, a nonaffiliated electric cooperative. Other subsidiaries in this segment own or have the right to receive power from additional generation assets.  See Item 2 – Properties for more information regarding the generation assets of the Generation & Marketing segment. AGR is a competitive generation subsidiary.

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

With respect to the retail supply and energy management business, AEP Energy is a retail energy supplier that supplies electricity and/or natural gas to residential, commercial, and industrial customers.  AEP Energy provides various energy solutions in Illinois, Pennsylvania, Delaware, Maryland, New Jersey, Ohio and Washington, D.C.  AEP Energy also provides demand-side management solutions nationwide.  AEP Energy had approximately 470,000 customer accounts as of December 31, 2019.

AEP Energy Supply, LLC is a holding company with several divisions, including AEP Renewables and AEP OnSite Partners.

AEP Renewables develops, owns and operates utility scale renewable projects backed with long-term contracts with creditworthy counterparties throughout the United States.  AEP Renewables works directly with stakeholders to ensure that customers have clean, sustainable renewable energy to meet their environmental goals.  As of December 31, 2019, AEP Renewables owned projects operating in 11 states, including approximately 1,212 MWs of installed wind capacity and approximately 90 MWs of installed solar capacity.  These figures include the 2019 addition of 724 MWs of wind generation and battery assets located in several states acquired from Sempra Renewables LLC and the 75% interest, or 227 MWs, of Santa Rita East wind generation located in west Texas. In October 2019, AEP Renewables entered into an agreement to construct Flat Ridge 3, a wind farm in Kansas.  The 128 MW facility is expected to reach commercial operation before the end of 2020.

AEP OnSite Partners works directly with wholesale and large retail customers to provide tailored solutions to reduce their energy costs based upon market knowledge, innovative applications of technology and deal structuring capabilities.  AEP OnSite Partners targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions that create value for customers.  AEP OnSite Partners pursues and develops behind the meter projects with creditworthy customers.  As of December 31, 2019, AEP OnSite Partners owned projects located in 17 states, including approximately 119 MWs of installed solar capacity, and approximately 28 MWs of solar projects under construction.

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

Fuel Supply

The following table shows the generation sources by type, on an actual net generation (MWhs) basis, used by the Generation & Marketing segment, not including AEP Energy Partners’ offtake agreement from the Oklaunion Power Station:

	2019	2018	2017
Coal	64%	88%	85%
Natural Gas	—%	—%	8%
Renewables	36%	12%	7%

Management expects the decline in coal generation sources to continue into 2020 due to the shutdown of Conesville Unit 4 in May 2020.

Coal and Consumables

AGR procures coal and consumables needed to burn the coal under a combination of purchasing arrangements including long-term and spot contracts with various producers and coal trading firms.  As contracts expire, they are replaced, as needed, with contracts at market prices. Coal and consumable inventories remain adequate to meet generation requirements.

Management believes that AGR will be able to secure and transport coal and consumables of adequate quality and in adequate quantities to operate their coal-fired units.  AGR, through its contracts with third party transporters, has the ability to adequately move and store coal and consumables for use in its generating facilities. AGR plants consumed 2.5 million tons of coal in 2019.

The coal supplies at AGR plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, coal quality, availability of acceptable coals, labor issues and weather conditions, which may interrupt production or deliveries. AGR aims to maintain the coal inventory of its managed plants in the range of 20 to 60 days of full load burn.  As of December 31, 2019, the coal inventory of AGR was within the target range.

Counterparty Risk Management

Counterparties and exchanges may require cash or cash related instruments to be deposited on these transactions as margin against open positions.  As of December 31, 2019, counterparties posted approximately $16 million in cash, cash equivalents or letters of credit with AEP for the benefit of AEP’s Generation & Marketing segment subsidiaries (while, as of that date, AEP’s Generation & Marketing segment subsidiaries posted approximately $169 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report for additional information.

Certain Power Agreements

As of December 31, 2019, the assets utilized in this segment included approximately 1,212 MWs of company-owned domestic wind power facilities, 101 MWs of domestic wind power from long-term purchase power agreements and 355 MWs of coal-fired capacity which was obtained through an agreement effective through 2027 that transfers the interest of AEP Texas in the Oklaunion Power Station to AEPEP.  Management has announced plans to close Oklaunion Power Station by October 2020. The power obtained from the Oklaunion Power Station is marketed and sold in ERCOT.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following persons are executive officers of AEP.  Their ages are given as of February 20, 2020.  The officers are appointed annually for a one-year term by the board of directors of AEP.

Nicholas K. Akins
Chairman of the Board, President and Chief Executive Officer
Age 59
Chairman of the Board since January 2014, President since January 2011 and Chief Executive Officer since November 2011.

Lisa M. Barton
Executive Vice President - Utilities
Age 54
Executive Vice President - Transmission from August 2011 to December 2018.

Paul Chodak, III
Executive Vice President - Generation
Age 56
Executive Vice President - Utilities from January 2017 to December 2018. President and Chief Operating Officer of I&M from July 2010 to December 2016.

David M. Feinberg
Executive Vice President, General Counsel and Secretary
Age 50
Executive Vice President since January 2013.

Lana L. Hillebrand
Executive Vice President and Chief Administrative Officer
Age 59
Chief Administrative Officer since December 2012 and Senior Vice President from December 2012 to December 2016.

Mark C. McCullough
Executive Vice President - Transmission
Age 60
Executive Vice President - Generation from January 2011 to December 2018.

Charles R. Patton
Executive Vice President - External Affairs
Age 60
Executive Vice President - External Affairs since January 2017. President and Chief Operating Officer of APCo from June 2010 to December 2016.

Brian X. Tierney
Executive Vice President and Chief Financial Officer
Age 52
Executive Vice President and Chief Financial Officer since October 2009.

Charles E. Zebula
Executive Vice President - Energy Supply
Age 59
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

If regulated utility earnings exceed the returns established by the relevant commissions, retail electric rates may be subject to review and possible reduction by the commissions, which may decrease future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, it could reduce future net income and cash flows and negatively impact financial condition. Similarly, if recovery or other rate relief authorized in the past is overturned or reversed on appeal, future earnings could be negatively impacted. Any regulatory action or litigation outcome that triggers a reversal of a regulatory asset or deferred cost generally results in an impairment to the balance sheet and a charge to the income statement of the company involved. See Note 4 – Rate Matters included in the 2019 Annual Report for additional information.

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

Certain elements of AEP’s transmission formula rates have been challenged, which could result in lowered rates and/or refunds of amounts previously collected and thus have an adverse effect on AEP’s business, financial condition, results of operations and cash flows. (Applies to all Registrants other than AEP Texas)

AEP provides transmission service under rates regulated by the FERC. The FERC has approved the cost-based formula rate templates used by AEP to calculate its respective annual revenue requirements, but it has not expressly approved the amount of actual capital and operating expenditures to be used in the formula rates. All aspects of AEP’s rates accepted or approved by the FERC, including the formula rate templates, the rates of return on the actual equity portion of its respective capital structures and the approved targeted capital structures, are subject to challenge by interested parties at the FERC, or by the FERC on its own initiative. In addition, interested parties may challenge the annual implementation and calculation by AEP of its projected rates and formula rate true up pursuant to its approved formula rate templates under AEP’s formula rate implementation protocols. If a challenger can establish that any of these aspects are unjust, unreasonable, unduly discriminatory or preferential, then the FERC can make appropriate prospective adjustments to them and/or disallow any of AEP’s inclusion of those aspects in the rate setting formula.

AEP settled challenges to its SPP and PJM formula rates in proceedings at the FERC in 2019.  However, inquiries related to rates of return, as well as challenges to the formula rates of other utilities, are ongoing in other proceedings at the FERC.  The results of these proceedings could potentially negatively impact AEP in any future challenges to AEP’s formula rates.  If the FERC orders revenue reductions, including refunds, in any future cases related to its formula rates, it could reduce future net income and cash flows and impact financial condition.

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

AEP is exposed to nuclear generation risk. (Applies to AEP and I&M)

I&M owns the Cook Plant, which consists of two nuclear generating units for a rated capacity of 2,288 MWs, or about 7% of the generating capacity in the AEP System.  AEP and I&M are, therefore, subject to the risks of nuclear generation, which include the following:

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

A substantial portion of the receivables of AEP Texas is concentrated in a small number of REPs, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations. (Applies to AEP and AEP Texas)

AEP Texas collects receivables from the distribution of electricity from REPs that supply the electricity it distributes to its customers. As of December 31, 2019, AEP Texas did business with approximately 120 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for these services or could cause them to delay such payments. AEP Texas depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable PUCT regulations significantly limit the extent to which AEP Texas can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and AEP Texas thus remains at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. In 2019, AEP Texas’ first, second and third largest REPs accounted for 20%, 14% and 14%, respectively, of its operating revenue. Any delay or default in payment by REPs could adversely affect cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments AEP Texas had received from such REP.

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

Shareholder activism could cause AEP to incur significant expense, hinder execution of AEP’s business strategy and impact AEP’s stock price. (Applies to all Registrants)

Shareholder activism, which can take many forms and arise in a variety of situations, could result in substantial costs and divert management’s and AEP’s board’s attention and resources from AEP’s business. Additionally, such shareholder activism could give rise to perceived uncertainties as to AEP’s future, adversely affect AEP’s relationships with its employees, customers or service providers and make it more difficult to attract and retain qualified personnel. Also, AEP may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. AEP’s stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

The potential phasing out of LIBOR after 2021 may adversely affect the costs and availability of financing. (Applies to all Registrants)

A portion of the Registrants’ indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate (“LIBOR”) for deposits of U.S. dollars. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. Accordingly, Registrants’ interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with the Secured Overnight Funding Rate, which is calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for the Registrants are reduced, capital costs could increase materially.  Restricted access to capital markets and/or increased borrowing costs could reduce future net income and cash flows and negatively impact financial condition and/or liquidity.

Downgrades in AEP’s credit ratings could negatively affect its ability to access capital. (Applies to all Registrants)

The credit ratings agencies periodically review AEP’s capital structure and the quality and stability of earnings and cash flows.  Any negative ratings actions could constrain the capital available to AEP and could limit access to funding for operations.  Recently a credit rating agency placed AEP’s credit rating on negative outlook primarily because a key criterion, the ratio of cash flow from operations (excluding working capital) to debt, is expected to decline due to higher capital spending and lower cash flows resulting from changes in tax law.  AEP’s business is capital intensive, and AEP is dependent upon the ability to access capital at rates and on terms management determines to be attractive.  If AEP’s ability to access capital becomes significantly constrained, AEP’s interest costs will likely increase and could reduce future net income and cash flows and negatively impact financial condition.

AEP and AEPTCo have no income or cash flow apart from dividends paid or other payments due from their subsidiaries. (Applies to AEP and AEPTCo)

AEP and AEPTCo are holding companies and have no operations of their own.  Their ability to meet their financial obligations associated with their indebtedness and to pay dividends is primarily dependent on the earnings and cash flows of their operating subsidiaries, primarily their regulated utilities, and the ability of their subsidiaries to pay dividends to, or repay loans from them.  Their subsidiaries are separate and distinct legal entities that have no obligation (apart from loans from AEP or AEPTCo) to provide them with funds for their payment obligations, whether by dividends, distributions or other payments.  Payments to AEP or AEPTCo by their subsidiaries are also contingent upon their earnings and business considerations.  AEP and AEPTCo indebtedness and dividends are structurally subordinated to all subsidiary indebtedness.

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

Further, deteriorating economic conditions triggered by any cause, including international tariffs, generally result in reduced consumption by customers, particularly industrial customers who may curtail operations or cease production entirely, while an expanding economic environment generally results in increased revenues.  As a result, prevailing economic conditions may reduce future net income and cash flows and negatively impact financial condition.

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

Changes in the price of commodities, the cost of procuring fuel, emission allowances for criteria pollutants and the costs of transport may increase AEP’s cost of producing power, impacting financial performance. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

AEP is exposed to changes in the price and availability of fuel (including the cost to procure coal and gas) and the price and availability to transport fuel.  AEP has existing contracts of varying durations for the supply of fuel, but as these contracts end or if they are not honored, AEP may not be able to purchase fuel on terms as favorable as the current contracts.  The inability to procure fuel at costs that are economical could cause AEP to retire generating capacity prior to the end of its useful life, and while AEP typically recovers expenditures for undepreciated plant balances, there can be no assurance in the future that AEP will recover such costs. Similarly, AEP is exposed to changes in the price and availability of emission allowances.  AEP uses emission allowances based on the amount of fuel used and reductions achieved through emission controls and other measures.  Based on current environmental programs remaining in effect, AEP has sufficient emission allowances to cover the majority of the projected needs for the next two years and beyond.  If the Federal EPA attempts to further reduce interstate transport, and it is acceptable by the courts, additional costs may be incurred either to acquire additional allowances or to achieve further reductions in emissions.  If AEP needs to obtain allowances, those purchases may not be on as favorable terms as those under the current environmental programs.  AEP’s risks relative to the price and availability to transport coal include the volatility of the price of diesel which is the primary fuel used in transporting coal by barge.

Prices for coal, natural gas and emission allowances have shown material swings in the past.  Changes in the cost of fuel, emission allowances or natural gas and changes in the relationship between such costs and the market prices of power could reduce future net income and cash flows and negatively impact financial condition.

In addition, actual power prices and fuel costs will differ from those assumed in financial projections used to value trading and marketing transactions, and those differences may be material.  As a result, as those transactions are marked-to-market, they may impact future results of operations and cash flows and impact financial condition.

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

Management cannot predict the outcome of the legal proceedings relating to AEP’s business activities. (Applies to all Registrants)

AEP is involved in legal proceedings, claims and litigation arising out of its business operations, the most significant of which are summarized in Note 6 - Commitments, Guarantees and Contingencies included in the 2019 Annual Report.  Adverse outcomes in these proceedings could require significant expenditures that could reduce future net income and cash flows and negatively impact financial condition.

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

AEPTCo depends on its affiliates in the AEP System for a substantial portion of its revenues. (Applies to AEPTCo)

AEPTCo’s principal transmission service customers are its affiliates in the AEP System. Management expects that these affiliates will continue to be AEPTCo’s principal transmission service customers for the foreseeable future. For the year ended December 31, 2019, its affiliates were responsible for approximately 79% of the consolidated transmission revenues of AEPTCo.

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

RISKS RELATED TO OWNING AND OPERATING GENERATION ASSETS AND SELLING POWER

Costs of compliance with existing environmental laws are significant. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

Operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety.  A majority of the electricity generated by the AEP System is produced by the combustion of fossil fuels.  Emissions of nitrogen and sulfur oxides, mercury and particulates and the discharge and disposal of solid waste (including coal-combustion residuals or “CCR”) resulting from fossil fueled generation plants are subject to increased regulations, controls and mitigation expenses.  Compliance with these legal requirements requires AEP to commit significant capital toward environmental monitoring, installation of pollution control equipment, emission fees, disposal and permits at AEP facilities and could cause AEP to retire generating capacity prior to the end of its estimated useful life.  Costs of compliance with environmental statutes and regulations could reduce future net income and negatively impact financial condition, especially if emission, CCR waste and/or discharge obligations are tightened, more extensive operating and/or permitting requirements are imposed or additional substances become regulated.  Although AEP typically recovers expenditures for pollution control technologies, replacement generation, undepreciated plant balances and associated operating costs from customers, there can be no assurance in the future that AEP will recover the remaining costs associated with such plants.  Failure to recover these costs could reduce future net income and cash flows and possibly harm financial condition.

Regulation of CO2 emissions could materially increase costs to AEP and its customers or cause some electric generating units to be uneconomical to operate or maintain. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

In 2014, the Federal EPA issued standards for new, modified and reconstructed units, and a guideline for the development of SIPs that would reduce carbon emissions from existing utility units. The standards and guidelines were finalized in 2015, and were challenged by several dozen states as well as industry groups and other stakeholders. The U.S. Supreme Court stayed the implementation of the guidelines for existing sources, known as the Clean Power Plan, while the courts considered those challenges. In 2017, the Federal EPA issued a proposal to repeal the Clean Power Plan, and in 2018, the Federal EPA proposed new guidelines that would allow states to establish unit-specific performance standards based on their evaluation of past performance and whether certain efficiency improvement measures could be applied at existing coal-fired units. The Federal EPA also proposed to change the new source performance standard for new coal-fired utility units to 1,900 - 2,000 pounds per MWh depending on the size of the unit, an increase from the current standard of 1,400 pounds per MWh, based on its determination that carbon capture and storage is not available everywhere and is not sufficiently cost-effective to be considered the best available control technology for coal-fired units. The new guidelines were finalized in 2019, and the Clean Power Plan was repealed. Challenges to both of these actions are pending in the U.S. Court of Appeals for the District of Columbia Circuit.

CO2 standards could require significant increases in capital expenditures and operating costs and could impact the dates for retirement of AEP’s coal-fired units. While AEP typically recovers costs of complying with new requirements, such as the potential CO2 and other greenhouse gases emission standards from customers, there can be no assurance that AEP would recover such costs.

Courts adjudicating nuisance and other similar claims in the future may order AEP to pay damages or to limit or reduce emissions. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

In the past, there have been several cases seeking damages based on allegations of federal and state common law nuisance in which AEP, among others, were defendants.  In general, the actions allege that emissions from the defendants’ power plants constitute a public nuisance.  The plaintiffs in these actions generally seek recovery of damages and other relief.  If future actions are resolved against AEP, substantial modifications or retirement of AEP’s existing coal-fired power plants could be required, and AEP might be required to purchase power from third-parties to fulfill AEP’s commitments to supply power to AEP customers.  This could have a material impact on revenues.  In addition, AEP could be required to invest significantly in additional emission control equipment, accelerate the timing of capital expenditures, pay damages or penalties and/or halt operations.  Unless recovered, those costs could reduce future net income and cash flows and harm financial condition.  Moreover, results of operations and financial position could be reduced due to the timing of recovery of these investments and the expense of ongoing litigation.

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

OVEC may require additional liquidity and other capital support.  (Applies to AEP, APCo, I&M and OPCo)

AEP and several nonaffiliated utility companies own OVEC. The Inter-Company Power Agreement (ICPA) defines the rights and obligations and sets the power participation ratio of the parties to it. Under the ICPA, parties are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios. The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%. If a party fails to make payments owed by it under the ICPA, OVEC may not have sufficient funds to honor its payment obligations, including its ongoing operating expenses as well as its indebtedness. As of December 31, 2019, OVEC has outstanding indebtedness of approximately $1.4 billion, of which APCo, I&M, and OPCo are collectively responsible for $589 million through the ICPA. Although they are not an obligor or guarantor, APCo, I&M, and OPCo are responsible for their respective ratio of OVEC’s outstanding debt through the ICPA.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

GENERATION FACILITIES

As of December 31, 2019, the AEP System owned (or leased where indicated) generation plants, with locations and net maximum power capabilities (winter rating), are shown in the following tables:

Vertically Integrated Utilities Segment

AEGCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Rockport, Units 1 and 2 – 50% of each (a)	2	IN	Steam - Coal	1,310	1984

(a)	Rockport Plant, Unit 2 is leased.

a

APCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Buck	3	VA	Hydro	11	1912
Byllesby	4	VA	Hydro	19	1912
Claytor	4	VA	Hydro	75	1939
Leesville	2	VA	Hydro	50	1964
London	3	WV	Hydro	14	1935
Marmet	3	WV	Hydro	14	1935
Niagara	2	VA	Hydro	2	1906
Winfield	3	WV	Hydro	15	1938
Ceredo	6	WV	Natural Gas	516	2001
Dresden	3	OH	Natural Gas	613	2012
Smith Mountain	5	VA	Pumped Storage	585	1965
Amos	3	WV	Steam - Coal	2,930	1971
Mountaineer	1	WV	Steam - Coal	1,320	1980
Clinch River	2	VA	Steam - Natural Gas	465	1958
Total MWs				6,629

I&M
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Berrien Springs	12	MI	Hydro	6	1908
Buchanan	10	MI	Hydro	3	1919
Constantine	4	MI	Hydro	1	1921
Elkhart	3	IN	Hydro	3	1913
Mottville	4	MI	Hydro	2	1923
Twin Branch Hydro	8	IN	Hydro	5	1904
Deer Creek Solar Farm	NA	IN	Solar	3	2016
Olive Solar Farm	NA	IN	Solar	5	2016
Twin Branch Solar Farm	NA	IN	Solar	3	2016
Watervliet	NA	MI	Solar	5	2016
Rockport (Units 1 and 2, 50% of each) (a)	2	IN	Steam - Coal	1,310	1984
Cook	2	MI	Steam - Nuclear	2,288	1975
Total MWs				3,634

NA    Not applicable.

(a)	Rockport Plant, Unit 2 is leased.

The following table provides operating information related to the Cook Plant:

	Cook Plant
	Unit 1	Unit 2
Year Placed in Operation	1975	1978
Year of Expiration of NRC License	2034	2037
Nominal Net Electrical Rating in MWs	1,084	1,204
Annual Capacity Utilization
2019	77.3%	84.3%
2018	97.9%	79.5%
2017	76.5%	98.8%

KPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)	2	WV	Steam - Coal	780	1971
Big Sandy	1	KY	Steam - Natural Gas	280	1963
Total MWs				1,060

(a)	KPCo owns a 50% interest in the Mitchell Plant units. WPCo owns the remaining 50%. Figures presented reflect only the portion owned by KPCo.

PSO
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Comanche	3	OK	Natural Gas	248	1973
Riverside, Units 3 and 4	2	OK	Natural Gas	160	2008
Southwestern, Units 4 and 5	2	OK	Natural Gas	170	2008
Weleetka (a)	2	OK	Natural Gas	100	1975
Northeastern, Unit 1	1	OK	Natural Gas	470	1961
Northeastern, Unit 3	1	OK	Steam - Coal	469	1979
Oklaunion Power Station (b) (c)	1	TX	Steam - Coal	105	1986
Northeastern, Unit 2	1	OK	Steam - Natural Gas	434	1961
Riverside, Units 1 and 2	2	OK	Steam - Natural Gas	901	1974
Southwestern, Units 1, 2 and 3	3	OK	Steam - Natural Gas	451	1952
Tulsa	2	OK	Steam - Natural Gas	325	1956
Total MWs				3,833

(a)	Weleetka Unit 6 was retired in March 2019.

(b)	Jointly-owned with AEP Texas and nonaffiliated entities. Figures presented reflect only the portion owned by PSO.

(c)	In September 2018, management announced plans to close the plant by October 2020.

SWEPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mattison	4	AR	Natural Gas	315	2007
Stall	3	LA	Natural Gas	534	2010
Flint Creek (a)	1	AR	Steam - Coal	258	1978
Turk (a)	1	AR	Steam - Coal	477	2012
Welsh	2	TX	Steam - Coal	1,053	1977
Dolet Hills (a)(b)	1	LA	Steam - Lignite	257	1986
Pirkey (a)	1	TX	Steam - Lignite	580	1985
Arsenal Hill	1	LA	Steam - Natural Gas	110	1960
Knox Lee (c)(d)	4	TX	Steam - Natural Gas	404	1950
Lieberman (d)	3	LA	Steam - Natural Gas	242	1947
Lone Star (d)	1	TX	Steam - Natural Gas	50	1954
Wilkes	3	TX	Steam - Natural Gas	889	1964
Total MWs				5,169

(a)	Jointly-owned with nonaffiliated entities. Figures presented reflect only the portion owned by SWEPCo. The Arkansas jurisdictional portion of SWEPCo’s interest in Turk Plant is not in rate base.

(b)	In January 2020, management announced plans to close the plant at the end of 2026.

(c)	Knox Lee Unit 4 was retired in January 2019. Figures presented include Unit 4 in the total.

(d)	Knox Lee Unit 2 and Unit 3, Lieberman Unit 2 and Lone Star are scheduled for retirement in May 2020.

WPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)	2	WV	Steam - Coal	780	1971

(a)
17.5% of WPCo’s interest in the Mitchell Plant units was not in rate base during 2019. In 2020 WPCo’s entire interest in the Mitchell Plant will be in rate base. KPCo owns the remaining 50%. Figures presented reflect only the portion owned by WPCo.

Transmission and Distribution Segment

AEP Texas
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Oklaunion Power Station (a) (b) (c)	1	TX	Steam - Coal	355	1986

(a)	Jointly-owned with PSO and nonaffiliated entities. Figures presented reflect only the portion owned by AEP Texas.

(b)	In September 2018, management announced plans to close the plant by October 2020.

(c)	The capacity and energy from the Oklaunion Power Station is sold to AEPEP under a PPA.

Generation & Marketing Segment

AGR
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Racine	2	OH	Hydro	48	1982
Cardinal	1	OH	Steam - Coal	595	1967
Conesville (a) (b)	1	OH	Steam - Coal	651	1957
Total MWs				1,294

(a)	Jointly-owned with nonaffiliated entities. Figures presented reflect only the portion owned by AGR.

(b)	Conesville Plant Units 5 and 6 closed effective May 31, 2019 and Unit 4 is scheduled to close in May 2020.

Renewable Power
Size of Energy Resource	AEP Energy Supply, LLC Division	Renewable Energy Resource	Location	In-Service or Under Construction
1,212 MW	AEP Renewables	Wind	Eight states (a)	In-service
128 MW	AEP Renewables	Wind	Kansas	Under Construction
20 MW	AEP Renewables	Solar	California	In-service
20 MW	AEP Renewables	Solar	Utah	In-service
50 MW	AEP Renewables	Solar	Nevada	In-service
119 MW	AEP OnSite Partners	Solar	Fifteen states (b)	In-service
28 MW	AEP OnSite Partners	Solar	Three states (c)	Under Construction

(a)	Colorado, Hawaii, Indiana, Kansas, Michigan, Minnesota, Pennsylvania, and Texas.

(b)	California, Colorado, Florida, Hawaii, Iowa, Minnesota, Nebraska, New Hampshire, New Jersey, New Mexico, New York, Ohio, Rhode Island, Texas and Vermont.

(c)	Illinois, New Mexico and Ohio.

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

TRANSMISSION AND DISTRIBUTION FACILITIES

The following tables set forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies.

Vertically Integrated Utilities Segment

Total Overhead Circuit Miles of Transmission and Distribution Lines
APCo	51,665
I&M	21,262
KGPCo	1,404
KPCo	11,138
PSO	18,234
SWEPCo	26,101
WPCo	1,740
Total Circuit Miles	131,544

Transmission and Distribution Utilities Segment

Total Overhead Circuit Miles of Transmission and Distribution Lines
OPCo	44,944
AEP Texas	45,911
Total Circuit Miles	90,855

AEP Transmission Holdco Segment

The following table sets forth the total overhead circuit miles of transmission lines of certain wholly-owned and joint venture-owned entities:

Total Overhead Circuit Miles of Transmission Lines
ETT	1,777
IMTCo	575
OHTCo	810
OKTCo	835
WVTCo	242
Pioneer	43
Prairie Wind Transmission	216
Transource Missouri	167
Transource West Virginia	24
Total Circuit Miles	4,689

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

CONSTRUCTION PROGRAM

With input from its state utility commissions, the AEP System continuously assesses the adequacy of its transmission, distribution, generation and other facilities to plan and provide for the reliable supply of electric power and energy to its customers.  In this assessment process, assumptions are continually being reviewed as new information becomes available and assessments and plans are modified, as appropriate.  AEP forecasts approximately $6.3 billion of construction expenditures for 2020. Capital expenditures related to North Central Wind Energy Facilities are excluded from this budgeted amount. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, weather and the ability to access capital.  See the “Budgeted Capital Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2019 Annual Report for additional information.

POTENTIAL UNINSURED LOSSES

Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to AEP’s generation plants and costs of replacement power.  Unless allowed to be recovered through rates, future losses or liabilities which are not completely insured could reduce net income and impact the financial conditions of AEP and other AEP System companies.  For risks related to owning a nuclear generating unit, see the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies included in the 2019 Annual Report for additional information.

ITEM 3.   LEGAL PROCEEDINGS

For a discussion of material legal proceedings, see Note 6 - Commitments, Guarantees and Contingencies included in the 2019 Annual Report for additional information.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act.  Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended December 31, 2019.

PART II

ITEM 5.   MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AEP

In addition to the discussion below, the remaining information required by this item is incorporated herein by reference to the material under AEP Common Stock Information and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Dividend Policy and Restrictions” included in the 2019 Annual Report.

AEP Texas, APCo, I&M, OPCo, PSO and SWEPCo

The common stock of these companies is held solely by AEP.  For more information see the “Dividend Restrictions” section of Note 14 - Financing Activities included in the 2019 Annual Report.

AEPTCo

AEP owns the entire interest in AEPTCo through its wholly-owned subsidiary AEP Transmission Holdco.

During the quarter ended December 31, 2019, neither AEP nor its publicly-traded subsidiaries purchased equity securities that are registered by AEP or its publicly-traded subsidiaries pursuant to Section 12 of the Exchange Act.

ITEM 6.   SELECTED FINANCIAL DATA

AEP

The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the 2019 Annual Report.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(a). Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AEP

The information required by this item is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report. Year-to-year comparisons between 2018 and 2017 have been omitted from this Form 10-K but may be found in "Management's Discussion and Analysis of Financial Condition" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2018, which specific discussion is incorporated herein by reference.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(a).  Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

The information required by this item is incorporated herein by reference to the material under the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Refer to AEP's 2019 Annual Reports, which are incorporated herein by reference. Also refer to the Index of Financial Statement Schedules on page S-1 of this Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of the Independent Registered Public Accounting Firm in the 2020 Proxy Statement, which is incorporated by reference into this item.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During 2019, management, including the principal executive officer and principal financial officer of each of American Electric Power Company, Inc. (“AEP”), AEP Texas Inc., AEP Transmission Company, LLC, Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (each a “Registrant” and collectively the “Registrants”) evaluated each respective Registrant’s disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to each Registrant’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2019, the principal executive officer and financial officer of each of the Registrants concluded that the disclosure controls and procedures in place were effective at the reasonable assurance level.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

Changes in Internal Control over Financial Reporting

There have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2019 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting for each Registrant under Item 8. As discussed in that report, management assessed and reported on the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2019.  As a result of that assessment, management concluded that each Registrant’s internal control over financial reporting was effective as of December 31, 2019.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

AEP

Directors, Director Nomination Process and Audit Committee

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to AEP’s definitive proxy information statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2020 Annual Meeting of Shareholders (the 2020 Annual Meeting) including under the captions “Election of Directors,” “AEP’s Board of Directors and Committees,” “Directors” and “Nominees for Directors.”

Executive Officers

Reference also is made under the caption “Information About our Executive Officers” in Part I, Item 1 of this report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item is incorporated herein by reference to information contained in the definitive proxy statement of AEP for the 2020 Annual Meeting.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 11.   EXECUTIVE COMPENSATION

AEP

The information called for by this Item 11 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2020 Annual Meeting including under the captions “Compensation Discussion and Analysis,” “Executive Compensation”, “Director Compensation” and “2019 Director Compensation Table”.  The information set forth under the subcaption “Human Resources Committee Report” and “Audit Committee Report” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent AEP specifically incorporates such report by reference therein.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AEP

The information relating to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2020 Annual Meeting under the caption “Share Ownership of Certain Beneficial Owners and Management” and “Share Ownership of Directors and Executive Officers.”

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	3,011,366	—	7,667,922
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,011,366	—	7,667,922

(a)
The balance includes unvested 2019 performance shares and restricted stock units as well as vested performance shares deferred as AEP career shares, all of which will be settled and paid in shares of AEP common stock. For performance shares, the total includes the target number of shares that could be granted if performance meets target objectives. The number of securities that would be granted, with respect to performance shares, if performance meets the maximum payout level, is two times the amount included in this total.

(b)	No consideration is required from participants for the exercise or vesting of any outstanding AEP equity compensation awards.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

AEP

The information called for by this Item 13 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2020 Annual Meeting under the captions “Transactions with Related Persons” and “Director Independence.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

AEP

The information called for by this Item 14 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2020 Annual Meeting under the captions “Audit and Non-Audit Fees,” “Audit Committee Report” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Each of the above is a wholly-owned subsidiary of AEP and does not have a separate audit committee.  A description of the AEP Audit Committee pre-approval policies, which apply to these companies, is contained in the definitive proxy statement of AEP for the 2020 Annual Meeting of shareholders.  The following table presents directly billed fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of these companies’ annual financial statements for the years ended December 31, 2019 and 2018, and fees directly billed for other services rendered by PricewaterhouseCoopers LLP during those periods. PricewaterhouseCoopers LLP also provides additional professional and other services to the AEP System, the cost of which may ultimately be allocated to these companies though not billed directly to them.  For a description of these fees and services, see the description of principal accounting fees and services for AEP above.

	AEP Texas		AEPTCo		APCo
	2019	2018	2019	2018	2019	2018
Audit Fees	$1,383,288	$1,129,561	$1,282,508	$1,193,523	$1,684,045	$1,721,299
Audit-Related Fees	132,667	76,000	—	—	70,904	42,571
Tax Fees	27,092	34,880	31,009	33,001	39,326	52,714
All Other Fees	—	13,247	—	12,534	—	40,530
Total	$1,543,047	$1,253,688	$1,313,517	$1,239,058	$1,794,275	$1,857,114

	I&M		OPCo		PSO
	2019	2018	2019	2018	2019	2018
Audit Fees	$1,336,192	$1,510,574	$1,056,377	$1,093,392	$575,734	$603,527
Audit-Related Fees	10,071	10,071	10,071	48,071	4,571	4,571
Tax Fees	35,073	43,472	26,384	34,019	15,093	19,475
All Other Fees	—	24,715	—	12,920	—	21,415
Total	$1,381,336	$1,588,832	$1,092,832	$1,188,402	$595,398	$648,988

	SWEPCo
	2019	2018
Audit Fees	$973,150	$1,150,091
Audit-Related Fees	24,571	24,571
Tax Fees	23,263	33,188
All Other Fees	—	29,131
Total	$1,020,984	$1,236,981

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

1.	FINANCIAL STATEMENTS:
The following financial statements have been incorporated herein by reference pursuant to Item 8.

AEP and Subsidiary Companies:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017; Consolidated Balance Sheets as of December 31, 2019 and 2018; Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; Notes to Financial Statements of Registrants.

AEP Texas, APCo, I&M and OPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; Consolidated Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2019, 2018 and 2017; Consolidated Balance Sheets as of December 31, 2019 and 2018; Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; Notes to Financial Statements of Registrants.

AEPTCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2019, 2018 and 2017; Consolidated Balance Sheets as of December 31, 2019 and 2018; Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; Notes to Financial Statements of Registrants.

PSO:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Statements of Income for the years ended December 31, 2019, 2018 and 2017; Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2019, 2018 and 2017; Balance Sheets as of December 31, 2019 and 2018; Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; Notes to Financial Statements of Registrants.

SWEPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017; Consolidated Balance Sheets as of December 31, 2019 and 2018; Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; Notes to Financial Statements of Registrants.

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

ITEM 16.   FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Electric Power Company, Inc.

By:	/s/ Brian X. Tierney
(Brian X. Tierney, Executive Vice President
and Chief Financial Officer)

Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 20, 2020
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Brian X. Tierney	Executive Vice President and Chief Financial Officer	February 20, 2020
(Brian X. Tierney)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Senior Vice President, Controller and Chief Accounting Officer	February 20, 2020
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*David J. Anderson
*J. Barnie Beasley, Jr.
*Ralph D. Crosby, Jr.
*Art A. Garcia
*Linda A. Goodspeed
*Thomas E. Hoaglin
*Sandra Beach Lin
*Margaret M. McCarthy
*Richard C. Notebaert
*Lionel L. Nowell, III
*Stephen S. Rasmussen
*Oliver G. Richard, III
*Sara Martinez Tucker

*By:	/s/ Brian X. Tierney		February 20, 2020
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

Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 20, 2020
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Brian X. Tierney	Vice President, Chief Financial Officer and Director	February 20, 2020
(Brian X. Tierney)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 20, 2020
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Lisa M. Barton
*Paul Chodak III
*David M. Feinberg
*Lana L. Hillebrand
*Mark C. McCullough
*Charles R. Patton
Brian X. Tierney

*By:	/s/ Brian X. Tierney		February 20, 2020
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

Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 20, 2020
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Brian X. Tierney	Vice President, Chief Financial Officer and Director	February 20, 2020
(Brian X. Tierney)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 20, 2020
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Lisa M. Barton
*Nicholas M. Elkins
*Thomas A. Kratt
*Marc E. Lewis
*David A. Lucas
*Mark C. McCullough
*Carla E. Simpson
*Toby L. Thomas
Brian X. Tierney

*By:	/s/ Brian X. Tierney		February 20, 2020
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

Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Manager	February 20, 2020
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Brian X. Tierney	Vice President, Chief Financial Officer and Manager	February 20, 2020
(Brian X. Tierney)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 20, 2020
(Joseph M. Buonaiuto)

(iv)	A Majority of the Managers:

*Nicholas K. Akins
*David M. Feinberg
*Mark C. McCullough
*A. Wade Smith
Brian X. Tierney

*By:	/s/ Brian X. Tierney		February 20, 2020
(Brian X. Tierney, Attorney-in-Fact)

INDEX OF FINANCIAL STATEMENT SCHEDULES

Page Number
Reports of Independent Registered Public Accounting Firm	S-2

The following financial statement schedules are included in this report on the pages indicated:

American Electric Power Company, Inc. (Parent):
Schedule I – Condensed Financial Information	S-3
Schedule I – Index of Condensed Notes to Condensed Financial Information	S-7

American Electric Power Company, Inc. and Subsidiary Companies:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
American Electric Power Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 20, 2020 appearing in the 2019 Annual Report of American Electric Power Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the accompanying schedule of condensed financial information as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2019. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 20, 2020

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2019, 2018 and 2017
(in millions, except per-share and share amounts)

	Years Ended December 31,
	2019	2018	2017
REVENUES
Affiliated Revenues	$11.0	$9.5	$9.1
Other Revenues	0.8	1.4	5.9
TOTAL REVENUES	11.8	10.9	15.0

EXPENSES
Other Operation	53.2	39.7	35.9
Asset Impairments and Other Related Charges	—	9.3	—
Depreciation	0.2	0.3	0.3
TOTAL EXPENSES	53.4	49.3	36.2

OPERATING LOSS	(41.6)	(38.4)	(21.2)

Other Income (Expense):
Interest Income	53.5	31.3	20.5
Interest Expense	(159.2)	(87.5)	(43.1)

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	(147.3)	(94.6)	(43.8)

Income Tax Expense (Benefit)	22.8	(6.2)	0.1
Equity Earnings of Unconsolidated Subsidiaries	2,091.2	2,012.2	1,956.5

NET INCOME	1,921.1	1,923.8	1,912.6

Other Comprehensive Income (Loss)	(27.3)	(23.7)	88.5

TOTAL COMPREHENSIVE INCOME	$1,893.8	$1,900.1	$2,001.1

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	493,694,345	492,774,600	491,814,651

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$3.89	$3.90	$3.89

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	495,306,238	493,758,277	492,611,067

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$3.88	$3.90	$3.88

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2019 and 2018
(in millions)

	December 31,
	2019	2018
CURRENT ASSETS
Cash and Cash Equivalents	$156.1	$99.3
Other Temporary Investments	2.0	2.3
Advances to Affiliates	2,197.9	1,096.4
Accounts Receivable:
Affiliated Companies	11.3	6.4
General	0.3	7.6
Total Accounts Receivable	11.6	14.0
Affiliated Notes Receivable	20.0	—
Accrued Tax Benefits	7.1	—
Prepayments and Other Current Assets	9.9	2.5
TOTAL CURRENT ASSETS	2,404.6	1,214.5

PROPERTY, PLANT AND EQUIPMENT
General	2.3	2.2
Construction Work in Progress	0.2	—
Total Property, Plant and Equipment	2.5	2.2
Accumulated Depreciation, Depletion and Amortization	1.4	1.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	1.1	1.0

OTHER NONCURRENT ASSETS
Investments in Unconsolidated Subsidiaries	23,329.9	21,522.3
Affiliated Notes Receivable	39.0	50.0
Deferred Charges and Other Noncurrent Assets	95.7	114.1
TOTAL OTHER NONCURRENT ASSETS	23,464.6	21,686.4

TOTAL ASSETS	$25,870.3	$22,901.9

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2019 and 2018
(dollars in millions)

			December 31,
			2019	2018
	CURRENT LIABILITIES
	Advances from Affiliates		$252.6	$313.6
	Accounts Payable:
	General		0.5	5.9
	Affiliated Companies		8.4	4.2
	Short-term Debt		2,110.0	1,160.0
	Long-term Debt Due Within One Year – Nonaffiliated (a)		501.9	(2.0)
	Accrued Taxes		44.2	13.2
	Other Current Liabilities		38.1	16.5
	TOTAL CURRENT LIABILITIES		2,955.7	1,511.4

	NONCURRENT LIABILITIES
	Long-term Debt – Nonaffiliated (a)		3,122.9	2,268.4
	Deferred Credits and Other Noncurrent Liabilities		116.6	54.3
	TOTAL NONCURRENT LIABILITIES		3,239.5	2,322.7

	TOTAL LIABILITIES		6,195.2	3,834.1

	MEZZANINE EQUITY
	Contingently Redeemable Performance Share Awards		42.9	39.4

	COMMON SHAREHOLDERS’ EQUITY
	Common Stock – Par Value – $6.50 Per Share:
	2019	2018
Shares Authorized	600,000,000	600,000,000
Shares Issued	514,373,631	513,450,036
	(20,204,160 Shares were Held in Treasury as of December 31, 2019 and 2018, Respectively)		3,343.4	3,337.4
	Paid-in Capital		6,535.6	6,486.1
	Retained Earnings		9,900.9	9,325.3
	Accumulated Other Comprehensive Income (Loss)		(147.7)	(120.4)
	TOTAL AEP COMMON SHAREHOLDERS’ EQUITY		19,632.2	19,028.4

	TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY		$25,870.3	$22,901.9

(a)	Amounts reflect the impact of fair value hedge accounting. See “Accounting for Fair Value Hedging Strategies” section of Note 10 included in the 2019 Annual Reports for additional information.

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017
(in millions)

	Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net Income	$1,921.1	$1,923.8	$1,912.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	0.2	0.3	0.3
Deferred Income Taxes	26.5	(45.0)	33.7
Asset Impairments and Other Related Charges	—	9.3	—
Equity Earnings of Unconsolidated Subsidiaries	(2,091.2)	(2,012.2)	(1,956.5)
Cash Dividends Received from Unconsolidated Subsidiaries	426.2	855.6	827.0
Change in Other Noncurrent Assets	0.1	(5.5)	(0.4)
Change in Other Noncurrent Liabilities	84.5	42.1	74.0
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	2.4	(3.9)	51.5
Accounts Payable	(1.2)	—	1.6
Other Current Assets	(0.8)	47.8	70.0
Other Current Liabilities	36.4	4.7	0.7
Net Cash Flows from Operating Activities	404.2	817.0	1,014.5

INVESTING ACTIVITIES
Construction Expenditures	(0.3)	(0.4)	(0.7)
Change in Advances to Affiliates, Net	(1,101.5)	(106.9)	(76.4)
Capital Contributions to Unconsolidated Subsidiaries	(212.8)	(859.1)	(563.2)
Return of Capital Contributions from Unconsolidated Subsidiaries	70.9	199.7	263.3
Issuance of Notes Receivable to Affiliated Companies	(9.0)	—	(30.0)
Net Cash Flows Used for Investing Activities	(1,252.7)	(766.7)	(407.0)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	65.3	73.6	12.2
Issuance of Long-term Debt	1,321.3	991.9	992.3
Commercial Paper and Credit Facility Borrowings	—	205.6	—
Change in Short-term Debt, Net	950.0	261.4	(141.4)
Retirement of Long-term Debt	—	—	(550.0)
Change in Advances from Affiliates, Net	(61.0)	(151.5)	266.7
Commercial Paper and Credit Facility Repayments	—	(205.6)	—
Dividends Paid on Common Stock	(1,345.5)	(1,251.1)	(1,175.4)
Other Financing Activities	(24.8)	(7.4)	(5.1)
Net Cash Flows from (Used for) Financing Activities	905.3	(83.1)	(600.7)

Net Increase (Decrease) in Cash and Cash Equivalents	56.8	(32.8)	6.8
Cash and Cash Equivalents at Beginning of Period	99.3	132.1	125.3
Cash and Cash Equivalents at End of Period	$156.1	$99.3	$132.1

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL INFORMATION

1. Summary of Significant Accounting Policies

2. Commitments, Guarantees and Contingencies

3. Financing Activities

4. Related Party Transactions

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of Parent is required as a result of the restricted net assets of AEP consolidated subsidiaries exceeding 25% of AEP consolidated net assets as of December 31, 2019.  Parent is a public utility holding company that owns all of the outstanding common stock of its public utility subsidiaries and varying percentages of other subsidiaries, including joint ventures and equity investments.  The primary source of income for Parent is equity in its subsidiaries’ earnings.  Its major source of cash is dividends from the subsidiaries.  Parent borrows the funds for the money pool that is used by the subsidiaries for their short-term cash needs.

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

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Parent and its subsidiaries are parties to environmental and other legal matters.  For further discussion, see Note 6 - Commitments, Guarantees and Contingencies included in the 2019 Annual Report.

3.  FINANCING ACTIVITIES

The following details long-term debt outstanding as of December 31, 2019 and 2018:

Long-term Debt

		Weighted-Average	Interest Rate Ranges as of		Outstanding as of
		Interest Rate as of	December 31,		December 31,
Type of Debt	Maturity	December 31, 2019	2019	2018	2019	2018
					(in millions)
Senior Unsecured Notes	2020-2028	3.30%	2.15%-4.30%	2.15%-4.30%	$2,301.5	$2,266.4
Pollution Control Bonds	2024-2029	2.26%	1.90%-2.60%		535.5	—
Junior Subordinate Notes	2022	3.40%	3.40%		787.8	—
Total Long-term Debt Outstanding					3,624.8	2,266.4
Long-term Debt Due Within One Year					501.9	—
Long-term Debt					$3,122.9	$2,266.4

Long-term debt outstanding as of December 31, 2019 is payable as follows:

	2020	2021	2022	2023	2024	After 2024	Total
	(in millions)
Principal Amount (a)	$501.9	$402.8	$1,107.6	$2.4	$300.9	$1,342.9	$3,658.5
Unamortized Discount, Net and Debt Issuance Costs							(33.7)
Total Long-term Debt Outstanding							$3,624.8

(a)	Amounts reflect the impact of fair value hedge accounting. See “Accounting for Fair Value Hedging Strategies” section of Note 10 included in the 2019 Annual Report for additional information.

Short-term Debt

Parent’s outstanding short-term debt was as follows:

	December 31, 2019		December 31, 2018
Type of Debt	Outstanding Amount	Weighted-Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate
	(in millions)		(in millions)
Commercial Paper	$2,110.0	2.10%	$1,160.0	2.96%
Total Short-term Debt	$2,110.0		$1,160.0

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

Interest expense related to Parent’s short-term borrowing is included in Interest Expense on Parent’s statements of income.  Parent incurred interest expense for amounts borrowed from subsidiaries of $8 million, $11 million and $8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Interest income related to Parent’s short-term lending is included in Interest Income on Parent’s statements of income.  Parent earned interest income for amounts advanced to subsidiaries of $49 million, $27 million and $16 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Affiliated Notes

Parent issued long-term debt, portions of which were loaned to its subsidiaries.  Parent pays interest on the affiliated notes, but the subsidiaries accrue interest for their share of the affiliated borrowing and remit the interest to Parent.  Interest income related to Parent’s loans to subsidiaries is included in Interest Income on Parent’s statements of income.  Parent earned interest income on loans to subsidiaries of $2 million, $2 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

AEP		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Accumulated Provision for Uncollectible Accounts:
Year Ended December 31, 2019	$36.8	$41.3	$3.6	$38.0	$43.7
Year Ended December 31, 2018	38.5	37.3	2.6	41.6	36.8
Year Ended December 31, 2017	37.9	34.0	2.5	35.9	38.5

(a)	Recoveries offset by reclasses to other assets and liabilities.

(b)	Uncollectible accounts written off.

Schedule II for the Registrant Subsidiaries is not presented because the amounts are not material.

INDEX OF AEP TRANSMISSION COMPANY, LLC (AEPTCO PARENT)
FINANCIAL STATEMENT SCHEDULES

Page Number
Report of Independent Registered Public Accounting Firm	S-12

The following financial statement schedules are included in this report on the pages indicated:

AEP Transmission Company, LLC (AEPTCo Parent):
Schedule I – Condensed Financial Information	S-13
Schedule I – Index of Condensed Notes to Condensed Financial Information	S-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Member of
AEP Transmission Company, LLC

Our audits of the consolidated financial statements referred to in our report dated February 20, 2020 appearing in the 2019 Annual Report of AEP Transmission Company, LLC (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the accompanying schedule of condensed financial information as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 20, 2020

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2019, 2018 and 2017
(in millions)

	Years Ended December 31,
	2019	2018	2017
EXPENSES
Other Operation	$0.3	$—	$—
TOTAL EXPENSES	0.3	—	—

OPERATING LOSS	(0.3)	—	—

Other Income (Expense):
Interest Income - Affiliated	123.8	104.6	82.9
Interest Expense	(122.1)	(103.4)	(82.4)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS OF UNCONSOLIDATED SUBSIDIARIES	1.4	1.2	0.5

Income Tax Expense	0.3	0.2	0.2
Equity Earnings of Unconsolidated Subsidiaries	438.6	314.9	270.4

NET INCOME	$439.7	$315.9	$270.7

See Condensed Notes to Condensed Financial Information beginning on page S-17.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2019 and 2018
(in millions)

	December 31,
	2019	2018
CURRENT ASSETS
Advances to Affiliates	$68.7	$17.0
Accounts Receivable:
Affiliated Companies	23.1	17.1
Total Accounts Receivable	23.1	17.1
TOTAL CURRENT ASSETS	91.8	34.1

OTHER NONCURRENT ASSETS
Notes Receivable - Affiliated	3,427.3	2,823.0
Investments in Unconsolidated Subsidiaries	4,009.7	3,571.1
TOTAL OTHER NONCURRENT ASSETS	7,437.0	6,394.1

TOTAL ASSETS	$7,528.8	$6,428.2

See Condensed Notes to Condensed Financial Information beginning on page S-17.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2019 and 2018
(in millions)

	December 31,
	2019	2018
CURRENT LIABILITIES
Accounts Payable:
General	$35.6	$0.3
Affiliated Companies	35.0	17.7
Long-term Debt Due Within One Year – Nonaffiliated	—	85.0
Accrued Taxes	—	0.1
Accrued Interest	19.2	15.9
Other Current Liabilities	2.2	1.4
TOTAL CURRENT LIABILITIES	92.0	120.4

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,427.3	2,738.0
TOTAL NONCURRENT LIABILITIES	3,427.3	2,738.0

TOTAL LIABILITIES	3,519.3	2,858.4

MEMBER’S EQUITY
Paid-in Capital	2,480.6	2,480.6
Retained Earnings	1,528.9	1,089.2
TOTAL MEMBER’S EQUITY	4,009.5	3,569.8

TOTAL LIABILITIES AND MEMBER’S EQUITY	$7,528.8	$6,428.2

See Condensed Notes to Condensed Financial Information beginning on page S-17.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017
(in millions)

	Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net Income	$439.7	$315.9	$270.7
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Deferred Income Taxes	—	—	1.6
Equity Earnings of Unconsolidated Subsidiaries	(438.6)	(314.9)	(270.4)
Change in Other Noncurrent Liabilities	11.9	—	—
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(6.0)	0.2	4.5
Accounts Payable	18.8	(6.4)	5.4
Accrued Taxes, Net	(0.1)	—	0.1
Accrued Interest	3.3	0.9	4.5
Other Current Liabilities	34.7	(1.2)	(8.1)
Net Cash Flows from (Used for) Operating Activities	63.7	(5.5)	8.3

INVESTING ACTIVITIES
Change in Advances to Affiliates, Net	(51.7)	5.5	(8.3)
Issuance of Notes Receivable to Affiliated Companies	(615.0)	(271.0)	(617.6)
Capital Contributions to Subsidiaries	—	(664.0)	(361.6)
Net Cash Flows Used for Investing Activities	(666.7)	(929.5)	(987.5)

FINANCING ACTIVITIES
Capital Contributions from Member	—	664.0	361.6
Issuance of Long-term Debt – Nonaffiliated	688.0	321.0	617.6
Retirement of Long-term Debt – Nonaffiliated	(85.0)	(50.0)	—
Net Cash Flows from Financing Activities	603.0	935.0	979.2

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

See Condensed Notes to Condensed Financial Information beginning on page S-17.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL INFORMATION

1. Summary of Significant Accounting Policies

2. Commitments, Guarantees and Contingencies

3. Financing Activities

4. Related Party Transactions

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of AEPTCo Parent is required as a result of the restricted net assets of AEPTCo consolidated subsidiaries exceeding 25% of AEPTCo consolidated net assets as of December 31, 2019.  AEPTCo Parent is the direct holding company for the seven State Transcos.  The primary source of income for AEPTCo Parent is equity in its subsidiaries’ earnings. AEPTCo Parent financial statements should be read in conjunction with the AEPTCo consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, AEPTCo wholly owned and majority owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

Income Taxes

AEPTCo Parent joins in the filing of a consolidated federal income tax return with its affiliates in the AEP System.  The allocation of the AEP System’s current consolidated federal income tax to the AEP System companies allocates the benefit of current tax losses (“Parent Company Loss Benefit”) to the AEP System companies giving rise to such losses in determining their current tax expense.  The consolidated net operating loss of the AEP System is allocated to each company in the consolidated group with taxable losses. The tax benefit of AEP Parent is allocated to its subsidiaries with taxable income. With the exception of the allocation of the consolidated AEP System net operating loss, the loss of the AEP Parent and tax credits, the method of allocation reflects a separate return result for each company in the consolidated group.

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

AEPTCo Parent and its subsidiaries are parties to legal matters.  For further discussion, see Note 6 - Commitments, Guarantees and Contingencies included in the 2019 Annual Report.

3.  FINANCING ACTIVITIES

For discussion of Financing Activities, see Note 14 - Financing Activities to AEPTCo’s audited consolidated financial statements included in the 2019 Annual Report.

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

Long-term Lending to Subsidiaries

AEPTCo Parent enters into debt arrangements with nonaffiliated entities. AEPTCo Parent has long-term debt of $3.4 billion and $2.8 billion as of December 31, 2019 and 2018, respectively. AEPTCo Parent uses the proceeds from these nonaffiliated debt arrangements to make affiliated loans to its State Transcos using the same interest rates and maturity dates as the nonaffiliated debt arrangements. AEPTCo Parent has recorded Notes Receivable – Affiliated of $3.4 billion and $2.8 billion as of December 31, 2019 and 2018, respectively. Related to these nonaffiliated and affiliated debt arrangements, AEPTCo Parent has recorded Accrued Interest of $19 million and $16 million as of December 31, 2019 and 2018, respectively. AEPTCo Parent has also recorded Accounts Receivable – Affiliated Companies of $23 million and $17 million as of December 31, 2019 and 2018, respectively. AEPTCo Parent has recorded Interest Income – Affiliated of $124 million, $105 million and $83 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to the Notes Receivable – Affiliated. AEPTCo Parent has recorded Interest Expense of $122 million, $103 million and $82 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to the nonaffiliated debt arrangements.

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

Interest expense related to AEPTCo Parent’s short-term borrowing is included in Interest Expense on AEPTCo Parent’s statements of income.  AEPTCo Parent incurred immaterial interest expense for amounts borrowed from AEP affiliates for the years ended December 31, 2019, 2018 and 2017.

Interest income related to AEPTCo Parent’s short-term lending is included in Interest Income – Affiliated on AEPTCo Parent’s statements of income.  AEPTCo Parent earned interest income for amounts advanced to AEP affiliates of $2 million, $1 million and $1 million for the year ended December 31, 2019, 2018 and 2017, respectively.

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

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

AEP‡ File No. 1-3525

3(a)	Composite of the Restated Certificate of Incorporation of AEP, dated April 26, 2019.	Form 10-Q, Ex 3, June 30, 2019

3(b)	Composite By-Laws of AEP, as amended as of October 20, 2015.	Form 8-K, Ex 3(b) dated October 21, 2015

4(a)	Indenture (for unsecured debt securities), dated as of May 1, 2001, between AEP and The Bank of New York, as Trustee.	Registration Statement No. 333-86050, Ex 4(a)(b)(c) Registration Statement No. 333-105532, Ex 4(d)(e)(f) Registration Statement No. 333-200956, Ex 4(b) Registration Statement No. 333-222068, Ex 4(b)

4(a)1	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated November 30, 2018 of 3.65% Senior Notes Series I due 2021 and 4.30% Senior Notes, Series J due 2028.	Form 8-K, Ex. 4(a) dated November 30, 2018

4(a)3
Purchase Contract and Pledge Agreement, dated as of March 19, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, collateral agent, custodial agent and securities intermediary.
Form 8-K, Ex 4.1 dated March 19, 2019

4(a)4	Junior Subordinated Indenture, dated March 1, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee for the Junior Subordinated Debentures.	Registration Statement No 333-156387, Ex 4(c)

4(a)5	Supplemental Indenture No. 1, dated March 19, 2019, from the Company to The Bank of New York Mellon Trust Company, N.A., as trustee.	Form 8-K, Ex 4.3 dated March 19, 2019

4(b)
First Amendment to Fourth Amended and Restated Credit Agreement dated June 30, 2016 among AEP, the banks, financial institutions and other institutional lenders listed on the signature pages thereof and Wells Fargo Bank, N.A., as Administrative Agent.
Form 10-Q, Ex 4, September 30, 2018

*4(c)	Description of Securities.

10(a)	Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32752, Ex 28(c)(1-6)(C) Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) AEGCo 1993 Form 10-K, Ex 10(c)(1-6)(B) I&M 1993 Form 10-K, Ex 10(e)(1-6)(B)

10(b)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

†10(c)	AEP Retainer Deferral Plan for Non-Employee Directors, as Amended and Restated effective July 26, 2016.	2016 Form 10-K, Ex 10(h)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

†10(d)	AEP Stock Unit Accumulation Plan for Non-Employee Directors as amended July 26, 2016.	2016 Form 10-K, Ex 10(i)

*†10(e)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2020.

†10(e)(1)	Guaranty by AEP of AEPSC Excess Benefits Plan.	1990 Form 10-K, Ex 10(h)(1)(B)

†10(f)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2011 (Non-Qualified).	2010 Form 10-K, Ex 10

†10(f)(1)(A)	Amendment to AEP System Supplemental Retirement Savings Plan, as Amended and Restated as of January 1, 2011 (Non-Qualified).	2014 Form 10-K, Ex 10(l)(1)(A)

*†10(f)(2)(A)	Second Amendment to AEP System Supplemental Retirement Savings Plan, as Amended and Restated as of January 1, 2011 (Non-Qualified).

†10(g)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3)

†10(g)(1)(A)	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(l)(3)(A)

†10(g)(2)(A)	Second Amendment to AEPSC Umbrella Trust for Executives.	2018 Form 10-K, Ex 10(g)(2)(A)

†10(h)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of June 1, 2019.	Form 10-Q, Ex 10(1), September 30, 2019

†10(h)(1)(A)	First Amendment to AEP System Incentive Compensation Deferral Plan, as Amended and Restated effective January 1, 2008.	2011 Form 10-K, Ex 10(p)(1)(A)

†10(h)(2)(A)	Second Amendment to AEP System Incentive Compensation Deferral Plan, as Amended and Restated effective January 1, 2008.	2014 Form 10-K, Ex 10(q)(2)(A)

†10(i)	AEP Change In Control Agreement, as Revised Effective January 1, 2017.	Form 10-Q, Ex 10(c) , September 30, 2016

†10(j)	Amended and Restated AEP System Long-Term Incentive Plan as of September 21, 2016.	Form 10-Q, Ex 10(a) , September 30, 2016

†10(j)(1)(A)	Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 30, 2018

†10(j)(2)(A)	Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan as Amended and Restated.	Form 10-Q, Ex 10(b), March 30, 2018

†10(k)	AEP System Stock Ownership Requirement Plan Amended and Restated effective June 20, 2017.	Form 10-Q, Ex 10, June 30, 2017

*†10(l)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2020.

†10(m)	AEP Executive Severance Plan Amended and Restated effective October 24, 2016.	Form 10-Q, Ex 10(d) , September 30, 2016

†10(n)	Letter Agreement dated November 20, 2012 between AEPSC and Lana Hillebrand.	2013 Form 10-K, Ex 10(x)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

†10(o)	AEP Aircraft Timesharing Agreement dated October 1, 2019 between American Electric Power Service Corporation and Nicholas K. Akins.	Form 10-Q, Ex 10(2), September 30, 2019

*13	Copy of those portions of the AEP 2019 Annual Report (for the fiscal year ended December 31, 2019) which are incorporated by reference in this filing.

*21	List of subsidiaries of AEP.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

AEP TEXAS‡ File No. 333-221643

3(a)	Composite of the Restated Certificate of Incorporation, as amended.	Registration No. 333-221643, Ex 3(a)

3(b)	Bylaws.	Registration No. 333-221643, Ex 3(b)

4(a)(1)	Indenture, dated as of September 1, 2017, between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Registration No. 333-221643, Ex 4(a)-1,4(a)-2; Registration No. 333-228657, Ex 4(a)-4,4(a)-5; Registration No. 333-230613, Ex 4(a)(b)

4(a)(2)	Company Order and Officer’s Certificate to The Bank of New York Mellon Trust Company, N.A. December 5, 2019 of 3.45% Senior Notes, Series H due 2050.	Form 8-K Ex 4(a) dated December 6, 2019

*13	Copy of those portions of the AEP Texas 2019 Annual Report (for the fiscal year ended December 31, 2019) which are incorporated by reference in this filing.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

AEPTCo‡ File No. 333-217143

3(a)	Limited Liability Company Agreement of AEP Transmission Company, LLC dated as of January 27, 2006.	Registration Statement No. 333-217143, Ex 3(a)

3(b)	First Amendment to Limited Liability Company Agreement dated as of May 21, 2013.	Registration Statement No. 333-217143, Ex 3(b)

4(a)(1)	Indenture, dated as of November 1, 2016, between AEP Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Registration Statement No. 333-217143, Ex 4(a)-1, 4(a)-2 Registration Statement No. 333-225325, Ex 4(b)(c)(d)

4(a)(2)	Company Order and Officers’ Certificate to The Bank of New York Mellon Trust Company, N.A. dated September 7, 2018 establishing the terms of the 4.25% Senior Notes, Series J due 2048.	Form 8-K, Ex 4(a) dated September 7, 2018

4(a)(3)	Company Order and Officers’ Certificate to The Bank of New York Mellon Trust Company, N.A. dated June 12, 2019 establishing the terms of the 3.80% Senior Notes, Series K due 2049.	Form 8-K Ex 4(a) dated June 12, 2019

4(a)(4)	Company Order and Officers’ Certificate to The Bank of New York Mellon Trust Company, N.A. dated September 11, 2019 establishing the terms of the 3.15% Senior Notes, Series L due 2049.	Form 8-K Ex 4(a) dated September 9, 2019

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(c)(1)	Note Purchase Agreement, dated as of October 18, 2012 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-1

4(c)(2)	Supplement to Note Purchase Agreement, dated as of November 7, 2013 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-2

4(c)(3)	Supplement to Note Purchase Agreement, dated as of November 14, 2014 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-3

*13	Copy of those portions of the AEPTCo 2019 Annual Report (for the fiscal year ended December 31, 2019) which are incorporated by reference in this filing.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

APCo‡ File No. 1-3457

3(a)	Composite of the Restated Articles of Incorporation of APCo, amended as of March 7, 1997.	1996 Form 10-K, Ex 3(d)

3(b)	Composite By-Laws of APCo, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(a)	Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The Bank of New York, As Trustee.
Registration Statement No. 333-45927, Ex 4(a)(b)
Registration Statement No. 333-49071, Ex 4(b)
Registration Statement No. 333-84061, Ex 4(b)(c)
Registration Statement No. 333-100451, Ex 4(b)
Registration Statement No. 333-116284, Ex 4(b)(c)
Registration Statement No. 333-123348, Ex 4(b)(c)
Registration Statement No. 333-136432, Ex 4(b)(c)(d)
Registration Statement No. 333-161940, Ex 4(b)(c)(d)
Registration Statement No. 333-182336, Ex 4(b)(c)
Registration Statement No. 333-200750, Ex. 4(b)(c)
Registration Statement No. 333-214448, Ex. 4(b)

4(a)(1)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated May 11, 2017 of 3.30% Senior Notes Series X due 2027.	Form 8-K, Ex 4(a) dated May 11, 2017

4(a)(2)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated March 6, 2019 of 4.50% Senior Notes Series Y due 2049.	Form 8-K, Ex 4(a) dated March 6, 2019

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(d)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

*13	Copy of those portions of the APCo 2019 Annual Report (for the fiscal year ended December 31, 2019) which are incorporated by reference in this filing.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

I&M‡ File No. 1-3570

3(a)	Composite of the Amended Articles of Acceptance of I&M, dated of March 7, 1997.	1996 Form 10-K, Ex 3(c)

3(b)	Composite By-Laws of I&M, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and The Bank of New York, as Trustee.
Registration Statement No. 333-88523, Ex 4(a)(b)(c)
Registration Statement No. 333-58656, Ex 4(b)(c)
Registration Statement No. 333-108975, Ex 4(b)(c)(d)
Registration Statement No. 333-136538, Ex 4(b)(c)
Registration Statement No. 333-156182, Ex 4(b)
Registration Statement No. 333-185087, Ex 4(b)
Registration Statement No. 333-207836, Ex 4(b)
Registration Statement No. 333-225103, Ex 4(b)(c)(d)

4(b)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated August 8, 2018 of 4.25% Series N due 2048.	Form 8-K, Ex 4(a) dated August 8, 2018

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended.	Registration Statement No. 33-32752, Ex 28(b)(1)(A)(B)

10(c)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

10(d)	Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) 1993 Form 10-K, Ex 10(e)(1-6)(B)

*13	Copy of those portions of the I&M 2019 Annual Report (for the fiscal year ended December 31, 2019) which are incorporated by reference in this filing.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

OPCo‡ File No.1-6543

3(a)	Composite of the Amended Articles of Incorporation of OPCo, dated June 3, 2002.	Form 10-Q, Ex 3(e), June 30, 2002

3(b)	Amended Code of Regulations of OPCo.	Form 10-Q, Ex 3(b), June 30, 2008

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
Registration Statement No. 333-230094, Ex 4(b)

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
Form 8-K, Ex 4.2 dated January 6, 2012

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(h)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated May 22, 2019 of 4.00% Series O due 2049.	Form 8-K, Ex 4(a) dated May 22, 2019

10(a)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

*13	Copy of those portions of the OPCo 2019 Annual Report (for the fiscal year ended December 31, 2019) which are incorporated by reference in this filing.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

PSO‡ File No. 0-343

3(a)	Certificate of Amendment to Restated Certificate of Incorporation of PSO.	Form 10-Q, Ex 3(a), June 30, 2008

3(b)	Composite By-Laws of PSO amended as of February 26, 2008.	2007 Form 10-K, Ex 3 (b)

4(a)	Indenture (for unsecured debt securities), dated as of November 1, 2000, between PSO and The Bank of New York, as Trustee.	Registration Statement No. 333-100623, Ex 4(a)(b) Registration Statement No. 333-114665, Ex 4(b)(c) Registration Statement No. 333-133548, Ex 4(b)(c) Registration Statement No. 333-156319, Ex 4(b)(c)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(b)	Eighth Supplemental Indenture, dated as of November 13, 2009 between PSO and The Bank of New York Mellon, as Trustee, establishing terms of the 5.15% Senior Notes, Series H, due 2019.	Form 8-K, Ex 4(a), dated November 13, 2009

4(c)	Ninth Supplemental Indenture, dated as of January 19, 2011 between PSO and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing terms of 4.40% Senior Notes, Series I, due 2021.	Form 8-K, Ex 4(a) dated January 20, 2011

*13	Copy of those portions of the PSO 2019 Annual Report (for the fiscal year ended December 31, 2019) which are incorporated by reference in this filing.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

SWEPCo‡ File No. 1-3146

3(a)	Composite of Amended Restated Certificate of Incorporation of SWEPCo.	2008 Form 10-K, Ex 3(a)

3(b)	Composite By-Laws of SWEPCo amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of February 4, 2000, between SWEPCo and The Bank of New York, as Trustee.
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

4(b)
Thirteenth Supplemental Indenture, dated as of September 1, 2018 between SWEPCo and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing terms of the 4.10% Senior Notes, Series M. Due 2028.
Form 8-K, Ex 4(a) dated September 13, 2018

*13	Copy of those portions of the SWEPCo 2019 Annual Report (for the fiscal year ended December 31, 2019) which are incorporated by reference in this filing.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*95	Mine Safety Disclosure.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

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