Form 10-Q
period 2021-03-31
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2021-04-22
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2021
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

Number of shares of common stock outstanding of the Registrants as of
April 22, 2021

American Electric Power Company, Inc.	499,750,400
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	3,680
($18 par value)

(a)100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.
NA    Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
March 31, 2021

Page
Number
Glossary of Terms	i

Forward-Looking Information	v

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	45

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	52
Condensed Consolidated Financial Statements	55

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	62
Condensed Consolidated Financial Statements	63

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	69
Condensed Consolidated Financial Statements	71

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	78
Condensed Consolidated Financial Statements	80

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	87
Condensed Consolidated Financial Statements	90

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	97
Condensed Financial Statements	99

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	106
Condensed Consolidated Financial Statements	108

Index of Condensed Notes to Condensed Financial Statements of Registrants	114

Controls and Procedures	193

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
AEP
American Electric Power Company, Inc., an investor-owned electric public utility holding company which includes American Electric Power Company, Inc. (Parent) and majority owned consolidated subsidiaries and consolidated affiliates.

AEP Credit	AEP Credit, Inc., a consolidated VIE of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEPEP	AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, hedging activities, asset management and commercial and industrial sales in deregulated markets.
AEPRO	AEP River Operations, LLC, a commercial barge operation sold in November 2015.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a wholly-owned subsidiary of AEP Transmission Holdco, is an intermediate holding company that owns the State Transcos.
AEPTCo Parent	AEP Transmission Company, LLC, the holding company of the State Transcos within the AEPTCo consolidation.
AFUDC	Allowance for Equity Funds Used During Construction.
AGR	AEP Generation Resources Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
AMI	Advanced Metering Infrastructure.
AMR	Automated Meter Reading.
AOCI	Accumulated Other Comprehensive Income.
APCo	Appalachian Power Company, an AEP electric utility subsidiary.
Appalachian Consumer Rate Relief Funding
Appalachian Consumer Rate Relief Funding LLC, a wholly-owned subsidiary of APCo and a consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to the under-recovered Expanded Net Energy Cost deferral balance.

APSC	Arkansas Public Service Commission.
ARO	Asset Retirement Obligations.
ASU	Accounting Standards Update.
CAA	Clean Air Act.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law in March 2020.
CCR	Coal Combustion Residual.
CLECO	Central Louisiana Electric Company, a nonaffiliated utility company.
CO2	Carbon dioxide and other greenhouse gases.
Conesville Plant	A retired, single unit coal-fired generation plant totaling 651 MW located in Conesville, Ohio. The plant was jointly-owned by AGR and a nonaffiliate.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,288 MW nuclear plant owned by I&M.
COVID-19	Coronavirus 2019, a highly infectious respiratory disease. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic.
CSAPR	Cross-State Air Pollution Rule.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel IX, DCC Fuel X, DCC Fuel XI, DCC Fuel XII, DCC Fuel XIII, DCC Fuel XIV and DCC Fuel XV, consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
i

Term	Meaning

DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo. DHLC is a non-consolidated VIE of SWEPCo.
DIR	Distribution Investment Rider.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated VIE of AEP.
ELG	Effluent Limitation Guidelines.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
Equity Units	AEP’s Equity Units issued in August 2020 and March 2019.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.
ETT
Electric Transmission Texas, LLC, an equity interest joint venture between AEP Transmission Holdco and Berkshire Hathaway Energy Company formed to own and operate electric transmission facilities in ERCOT.

Excess ADIT	Excess accumulated deferred income taxes.
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board.
Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.
FGD	Flue Gas Desulfurization or scrubbers.
FIP	Federal Implementation Plan.
FTR
Financial Transmission Right, a financial instrument that entitles the holder to receive compensation for certain congestion-related transmission charges that arise when the power grid is congested resulting in differences in locational prices.

GAAP	Accounting Principles Generally Accepted in the United States of America.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IRS	Internal Revenue Service.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KWh	Kilowatt-hour.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
MISO	Midcontinent Independent System Operator.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
North Central Wind Energy Facilities	A joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,485 MWs of wind generation.
NOx	Nitrogen oxide.
NSR	New Source Review.
OCC	Corporation Commission of the State of Oklahoma.
Oklaunion Power Station	A retired, single unit coal-fired generation plant totaling 650 MW located in Vernon, Texas. The plant was jointly-owned by AEP Texas, PSO and certain nonaffiliated entities.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.

Term	Meaning

OPEB	Other Postretirement Benefits.
OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PATH-WV	PATH West Virginia Transmission Company, LLC, a joint venture owned 50% by FirstEnergy and 50% by AEP.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PTC	Production Tax Credits.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Racine	A generation plant consisting of two hydroelectric generating units totaling 48 MWs located in Racine, Ohio and owned by AGR.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
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

ROE	Return on Equity.
RPM	Reliability Pricing Model.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated VIE for AEP and SWEPCo.
SEC	U.S. Securities and Exchange Commission.
Sempra Renewables LLC	Sempra Renewables LLC, acquired in April 2019, consists of 724 MWs of wind generation and battery assets in the United States.
SIP	State Implementation Plan.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
State Transcos	AEPTCo’s seven wholly-owned, FERC regulated, transmission only electric utilities, which are geographically aligned with AEP’s existing utility operating companies.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
Tax Reform
On December 22, 2017, President Trump signed into law legislation referred to as the “Tax Cuts and Jobs Act” (the TCJA). The TCJA includes significant changes to the Internal Revenue Code of 1986, including a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

Term	Meaning

Transition Funding
AEP Texas Central Transition Funding II LLC and AEP Texas Central Transition Funding III LLC, wholly-owned subsidiaries of TCC and consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation. In July 2020, the final AEP Texas Central Transition Funding II securitization bond matured.

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

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Part 1 – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report, but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Changes in economic conditions, electric market demand and demographic patterns in AEP service territories.
•	The impact of pandemics, including COVID-19, and any associated disruption of AEP’s business operations due to impacts on economic or market conditions, electricity usage, employees, customers, service providers, vendors and suppliers.
•	Inflationary or deflationary interest rate trends.
•	Volatility in the financial markets, particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Decreased demand for electricity.
•	Weather conditions, including storms and drought conditions, and the ability to recover significant storm restoration costs.
•	The cost of fuel and its transportation, the creditworthiness and performance of fuel suppliers and transporters and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to build or acquire renewable generation, transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms, including favorable tax treatment, and to recover those costs.
•	New legislation, litigation and government regulation, including changes to tax laws and regulations, oversight of nuclear generation, energy commodity trading and new or heightened requirements for reduced emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	Evolving public perception of the risks associated with fuels used before, during and after the generation of electricity, including coal ash and nuclear fuel.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation.
•	The ability to constrain operation and maintenance costs.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.
•	Changes in utility regulation and the allocation of costs within RTOs including ERCOT, PJM and SPP.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB, captive insurance entity and nuclear decommissioning trust and the impact of such volatility on future funding requirements.
v

•	Accounting standards periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes, naturally occurring and human-caused fires, cyber- security threats and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel.

The forward-looking statements of the Registrants speak only as of the date of this report or as of the date they are made.  The Registrants expressly disclaim any obligation to update any forward-looking information, except as required by law.  For a more detailed discussion of these factors, see “Risk Factors” in Part I of the 2020 Annual Report and in Part II of this report.

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

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Impacts of Severe Winter Weather

In February 2021, severe winter weather impacted the service territories of APCo, KPCo, PSO and SWEPCo resulting in power outages, extensive damage to infrastructure and disruptions to SPP market conditions. Impacts of the severe winter weather are included below. See Note 4 - Rate Matters for additional information.

Storm Restoration Costs

The impact of the severe winter weather resulted in power outages and extensive damage to transmission and distribution infrastructures across the service territories of APCo, KPCo and SWEPCo. As of March 31, 2021, an estimated $57 million of capital expenditures and $137 million of restoration expenses have been incurred related to the severe winter weather. Approximately $131 million of the expenses represent incremental restoration expenses and have been deferred as regulatory assets. The KPSC and LPSC issued orders authorizing the deferral of incremental restoration expenses as regulatory assets. APCo and KPCo intend to seek recovery of these restoration costs in their next respective base rate cases while SWEPCo is expected to seek recovery in a separate filing. If any of the restoration costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Impacts in SPP

The severe winter weather also had a significant impact in SPP resulting in the declaration of Energy Emergency Alert Levels 2 and 3 for the first time in SPP’s history. The winter storm increased the demand for natural gas and restricted the available natural gas supply resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system.

Retail Customers

As of March 31, 2021, PSO and SWEPCo have deferred regulatory assets of $689 million and $496 million, respectively, relating to estimated natural gas expenses and purchases of electricity incurred from February 9, 2021, to February 20, 2021, as a result of severe winter weather. These amounts represent estimates as of March 31, 2021, and are subject to final settlement as additional information becomes available. PSO and SWEPCo have active fuel clauses that allow for the recovery of prudently incurred fuel and purchased power expenses. Given the significance of these costs, PSO and SWEPCo expect the costs to be subject to prudency reviews. Management believes these costs are probable of future recovery, but expects the recovery period to be extended to mitigate the impact on customer bills.

In March 2021, the APSC issued an order authorizing recovery of the Arkansas jurisdictional share of the retail customer fuel costs over five years, with the appropriate carrying charge to be determined at a later date. Accordingly, in April 2021, SWEPCo began recovery of its Arkansas jurisdictional share of these fuel costs, which are subject to true-up by the APSC. Also in April 2021, SWEPCo filed testimony supporting a five-year recovery with a pretax rate of return of 6.05%. A hearing is expected in the third quarter of 2021. A separate proceeding will address the prudency of the fuel costs.

Also in March 2021, the LPSC approved a special order granting a temporary modification to the FAC that allows SWEPCo to recover the Louisiana jurisdictional share of the retail fuel costs over a longer period. In April 2021, SWEPCo began recovery of its Louisiana jurisdictional share of these fuel costs based on a five year recovery period. SWEPCo will work with the LPSC to finalize the actual recovery period and determine the appropriate carrying charge in future proceedings.

In April 2021, the OCC approved a waiver for PSO allowing the deferral of the extraordinary fuel and purchase of electricity costs, including carrying costs, over a longer time period than what the FAC traditionally allows. A time frame for recovery and the appropriate carrying charge will be decided at a later date. Also in April 2021, legislation was introduced in Oklahoma proposing to securitize the extraordinary fuel and purchase of electricity costs impacting the utilities within the state. Under the proposal, the State of Oklahoma would issue securitization bonds and provide the proceeds to utilities to recover their share of the costs. PSO will continue to evaluate and monitor the advancement of the proposed legislation.

SWEPCo expects to make a filing with the PUCT in the second quarter of 2021 to seek a recovery mechanism and an appropriate carrying charge for the Texas jurisdictional share of the retail fuel costs.

Wholesale Customers

SWEPCo is also working with certain wholesale customers to establish payment terms for $88 million of accounts receivable resulting from the severe winter weather events. Management believes these receivables are probable of future collection.

PSO and SWEPCo Cash Flow Implications

PSO and SWEPCo evaluated financing alternatives to address the timing difference between the payment of the estimated natural gas expenses and purchases of electricity to suppliers and subsequent recovery from customers. In March 2021, PSO drew $100 million on its revolving credit facility and SWEPCo issued $500 million of Senior Unsecured Notes. In March 2021, Parent entered into a $500 million 364-day Term Loan and borrowed the full amount. The proceeds from this loan were used to help fund capital contributions to PSO and SWEPCo totaling $425 million and $100 million, respectively. In April 2021, PSO received an additional capital contribution from Parent of $125 million to further address these costs.

Although the February 2021 severe winter weather did not materially impact AEP’s results of operations for the three months ended March 31, 2021, if either PSO or SWEPCo is unable to recover these fuel and purchased power costs, or obtain authorization of a reasonable carrying charge on these costs, it could reduce future net income and cash flows and impact financial condition.

ERCOT

In response to the extreme winter weather event, the Governor of Texas issued a Declaration of a State of Disaster for all counties in Texas. To assist with a return to normalcy, the PUCT issued an order that placed a temporary moratorium on customer disconnections due to non-payment for transmission and distribution utilities. This moratorium will be in effect until otherwise ordered by the PUCT. If related costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

COVID-19

In 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in AEP’s service territory and resulted in reduced demand for energy, particularly from commercial and industrial customers. Management expects weather-normalized customer demand to continue to improve during 2021 as additional vaccinations occur and economic activity improves. However, if the severity of the economic disruption increases, AEP’s future results of operations, financial condition, and cash flows could be further adversely impacted.

During 2020, AEP’s electric operating companies informed both retail customers and state regulators that disconnections for non-payment were temporarily suspended. Shortly thereafter, AEP’s state regulators also imposed temporary moratoria on customary disconnection practices. As of March 31, 2021, AEP’s electric operating companies have resumed customary disconnection practices in all regulated jurisdictions with the exception of Arkansas and Virginia. In March 2021, the APSC issued an order allowing electric utilities in Arkansas to begin disconnections for non-payment beginning on May 3, 2021. AEP continues to work with regulators and stakeholders in Virginia and management currently anticipates resuming customary disconnection practices in the third quarter of 2021. Continuing adverse economic conditions may result in the inability of customers to pay for electric service, which could affect revenue recognition and the collectability of accounts receivable.

The Registrants continue to review current accounts receivable collection experience with historical trends, specifically reviewing metrics such as cash collections, days sales outstanding, daily customer deposits, and aging summaries. In addition, the Registrants reviewed historical loss information generally comprised of a rolling 12-month average, in conjunction with a qualitative assessment of elements that impact the collectability of receivables, such as changes in economic factors, regulatory matters, industry trends, customer credit factors, payment plan options and other programs available to customers. AEP has been and continues to be proactive in engaging with customers to collect payments or establish payment arrangements for outstanding balances. As of March 31, 2021, AEP currently does not expect accounts receivable aging to have a material adverse impact on the Registrants’ allowance for uncollectible accounts based on considerations of the COVID-19 impacts and past trends during times of economic instability. Management continues to monitor developments that could have an impact on customer collections.

Market volatility and delayed customer accounts receivable collections due to the expansion of customer payment arrangements could reduce cash from operations and cause an adverse impact to liquidity. As of March 31, 2021, AEP’s available liquidity was $3.4 billion. Management believes the Registrants have adequate liquidity under existing credit facilities. To the extent that future access to the capital markets or the cost of funding is adversely affected by COVID-19, future results of operations, financial condition, and cash flows may be adversely impacted.

The Registrants continue to take steps to mitigate the potential risks to customers, suppliers and employees posed by the spread of COVID-19. The Registrants have updated and implemented a company-wide pandemic plan to address specific aspects of COVID-19. This plan guides emergency response, business continuity, and the precautionary measures AEP is taking on behalf of its employees and the public. The Registrants continue to take extra precautions for employees who work in the field and for employees who work in their facilities, and have work from home policies where appropriate. The Registrants will continue to monitor developments affecting both their workforce and customers, and will take additional precautions that management determines are necessary in order to mitigate the impacts. AEP continues to focus on providing safe, uninterrupted service to its customers, which includes the implementation of strong physical and cyber-security measures to ensure that its systems remain functional with a partially remote workforce. As of March 31, 2021, there has been no material adverse impact to the Registrants’ business operations and customer service due to remote work. Management will continue to review and modify plans as conditions change. Despite efforts to manage these impacts to the Registrants, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

Customer Demand

AEP’s weather-normalized retail sales volumes for the first quarter of 2021 decreased by 1.9% from the first quarter of 2020. Weather-normalized residential sales increased by 1.5% in the first quarter of 2021 from the first quarter of 2020. AEP’s first quarter 2021 industrial sales volumes decreased by 6.1% compared to the first quarter of 2020. The decline in industrial sales was spread across many industries. Industrial sales were also negatively impacted by the severe winter event in AEP’s western operating territories in February 2021. Weather-normalized commercial sales decreased 1.6% in the first quarter of 2021 from the first quarter of 2020.

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

•2017-2019 Virginia Triennial Review - In November 2020, the Virginia SCC issued an order on APCo’s 2017-2019 Triennial Review filing concluding that APCo earned above its authorized ROE but within its ROE band for the 2017-2019 period, resulting in no refund to customers and no change to APCo base rates on a prospective basis. The Virginia SCC approved a prospective 9.2% ROE for APCo's 2020-2022 triennial review period with the continuation of a 140 basis point band (8.5% bottom, 9.2% midpoint, 9.9% top).

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

In December 2020, APCo filed a petition at the Virginia SCC requesting reconsideration of: (a) certain issues related to APCo’s going-forward rates and (b) the Virginia SCC’s decision to deny APCo tariff changes that align rates with underlying costs. For APCo’s going-forward rates, APCo requested that the Virginia SCC clarify its final order and clarify whether APCo’s current rates will allow it to earn a fair return. If the Virginia SCC’s order did conclude on APCo’s ability to earn a fair return through existing base rates, APCo further requested that the Virginia SCC clarify whether it has the authority to also permit an increase in base rates.

In March 2021, the Virginia SCC issued an order confirming certain of its decisions from the November 2020 order and rejecting the various requests for reconsideration from APCo and an intervenor. In confirming its decision to reject an intervenor’s recommendation that APCo’s AMI costs incurred during the triennial period be disallowed, the Virginia SCC clarified that APCo established the need to replace its existing AMR meters, and that based on the uncertainty surrounding the continued manufacturing and support of AMR technology, APCo reasonably chose to replace them with AMI meters. In March 2021, APCo filed a notice of appeal of the reconsideration order with the Virginia Supreme Court. APCo expects to submit its brief before the Virginia Supreme Court in the second or third quarter of 2021.

In April 2021, and in conjunction with APCo’s November 2020 and March 2021 appeals with the Virginia Supreme Court, APCo filed a petition for interim rates with the Virginia Supreme Court (subject to refund with interest and supported by a bond issuance) requesting a $40 million increase in annual APCo Virginia base rates. APCo submitted this filing based on Virginia law that allows the Virginia Supreme Court to authorize interim rates until the final disposition on APCo’s appeals. APCo also requested an expedited schedule from the Virginia Supreme Court on APCo’s appeals.

APCo ultimately seeks an increase in base rates through its appeal to the Virginia Supreme Court. Among other issues, this appeal includes APCo’s request for proper treatment of the closed coal-fired plant assets in APCo’s 2017-2019 triennial period, reducing APCo’s earnings below the bottom of its authorized ROE band. If APCo’s appeals regarding treatment of the closed coal plants are granted by the Virginia Supreme Court, it could initially reduce future net income and impact financial condition.

•2020 Ohio Base Rate Case - In June 2020, OPCo filed a request with the PUCO for a $42 million annual increase in base rates based upon a proposed 10.15% ROE net of existing riders. In March 2021, OPCo, the PUCO staff and various intervenors filed a joint stipulation and settlement agreement with the PUCO based upon an annual revenue decrease of $68 million and an ROE of 9.7%. The difference between OPCo’s requested annual base rate increase and the agreed upon decrease is primarily due to a reduction in the requested ROE, the removal of proposed future energy efficiency costs and a decrease in vegetation management expenses moved to recovery in riders. In addition, the joint stipulation and settlement agreement includes an increased fixed monthly residential customer charge, the discontinuation of rate decoupling and the continuation of the DIR with annual revenue caps of $57 million in 2021, $91 million in 2022, $116 million in 2023 and $51 million for the first five months of 2024. Annual revenue caps for the DIR can be increased if OPCo achieves certain reliability standards. A hearing is scheduled with the PUCO in May 2021.

•Hurricane Laura - In August 2020, Hurricane Laura hit the coasts of Louisiana and Texas, causing power outages to more than 130,000 customers across SWEPCo’s service territories. Prior to Hurricane Laura, SWEPCo did not have a catastrophe reserve or automatic deferral authority within any of its jurisdictions. In October 2020, the LPSC issued an order allowing Louisiana utilities, including SWEPCo, to establish a regulatory asset to track and defer expenses associated with Hurricane Laura. In October 2020, as part of the 2020 Texas Base Rate Case, SWEPCo requested deferral authority of incremental other operation and maintenance expenses. As of March 31, 2021, management estimates that SWEPCo has incurred incremental other operation and maintenance expenses of $82 million ($79 million of which has been deferred as a regulatory asset related to the Louisiana jurisdiction) and incremental capital expenditures of $31 million, all of which is related to the Louisiana jurisdiction. Management expects to request recovery of these storm costs in a filing inclusive of SWEPCo’s various other storm costs.

•2012 Texas Base Rate Case - In 2012, SWEPCo filed a request with the PUCT to increase annual base rates primarily due to the completion of the Turk Plant. In 2013, the PUCT issued an order affirming the prudence of the Turk Plant. In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In January 2019, SWEPCo and the PUCT filed petitions for review with the Texas Supreme Court. In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals. The Texas Supreme Court’s opinion agrees with the PUCT’s judgment affirming the prudence of the Turk Plant. Motions for rehearing were due April 12, 2021 and no party filed a timely motion. As of March 31, 2021, the net book value of Turk Plant was $1.4 billion, before cost of removal, including materials and supplies inventory and CWIP. SWEPCo’s Texas jurisdictional share of the Turk Plant investment is approximately 33%.

•In July 2019, clean energy legislation from Ohio House Bill 6 (HB 6) which offered incentives for power-generating facilities with zero or reduced carbon emissions was signed into law by the Ohio Governor.  HB 6 phased out current energy efficiency programs as of December 31, 2020, including shared savings revenues of $26 million annually and renewable mandates after 2026. HB 6 also provided for the recovery of existing renewable energy contracts on a bypassable basis through 2032 and included a provision for recovery of OVEC costs through 2030 which will be allocated to all electric distribution utilities on a non-bypassable basis.  OPCo’s Inter-Company Power Agreement for OVEC terminates in June 2040. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of the Speaker of the Ohio House of Representatives, Larry Householder, four other individuals, and Generation Now, an entity registered as a 501(c)(4) social welfare organization, in connection with a racketeering conspiracy involving the adoption of HB 6. Certain defendants in that case have since pleaded guilty. In August 2020, an AEP shareholder filed a putative class action lawsuit against AEP and certain of its officers for alleged violations of securities laws in connection with HB 6. In January and February 2021, two AEP shareholders filed two derivative actions purporting to assert claims on behalf of AEP against certain AEP officers and directors based on allegations similar to those in the putative securities class action. In April 2021, another similar derivative action asserting claims on behalf of AEP against certain AEP officers and directors was filed. See Litigation Related to Ohio House Bill 6 section of Litigation below for additional information.

In March 2021, the Governor of Ohio signed legislation that, among other things, rescinded the payments to the nonaffiliated owner of Ohio’s nuclear power plants that were previously authorized under HB 6. The new legislation, House Bill 128, goes into effect after 90 days and leaves unchanged other provisions of HB 6 regarding energy efficiency programs, recovery of renewable energy costs and recovery of OVEC costs. To the extent that OPCo is unable to recover the costs of renewable energy contracts on a bypassable basis by the end of 2032, recover costs of OVEC after 2030 or incurs significant costs associated with the securities class action or the derivative actions, it could reduce future net income and cash flows and impact financial condition.

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

•In December 2020, APCo and WPCo filed a proposal with the WVPSC to implement an investment tracker surcharge mechanism for recovering costs associated with capital investment made between base rate cases. The initial filing requests a total annual increase of $50 million ($41 million related to APCo), which represents recovery of costs associated with infrastructure investments made over an approximate three-year period since the companies’ last base rate case filing in 2018. The filing also proposes that APCo and WPCo could submit annual filings with requested increases capped to a percentage of total retail revenues (3.5% in the first year and 3% in subsequent filings with an overall cap of 9.5%). If a future base rate case is filed, the surcharge would reset to zero on implementation of the new rates. In January 2021, WVPSC staff filed a motion recommending that the WVPSC reject the proposal. The WVPSC deferred ruling on the staff motion and established a procedural schedule, which includes testimony from all parties to be received in May 2021 and a hearing is scheduled for June 2021. If APCo and WPCo do not receive approval to recover these incremental investments through the proposed tracker surcharge mechanism between base rate cases, it could cause a temporary reduction in future net income and cash flows and impact financial condition until APCo and WPCo can seek approval in their next base rate case.

•In April 2021, the FERC issued a supplemental Notice of Proposed Rulemaking (NOPR) proposing to modify its incentive for transmission owners that join RTOs (RTO Incentive). Under the supplemental NOPR, the RTO Incentive would be modified such that a utility would only be eligible for the RTO Incentive for the first three years after the utility joins a FERC-approved Transmission Organization. This is a significant departure from a previous NOPR issued in 2020 seeking to increase the RTO Incentive from 50 basis points to 100 basis points. The supplemental NOPR also requires utilities that have received the RTO Incentive for three or more years to submit, within 30 days of the effective date of a final rule, a compliance filing to eliminate the incentive from its tariff prospectively. The supplemental NOPR is subject to a 30 day comment period followed by a 15 day period for reply comments. A final rule is expected in the fourth quarter of 2021.

In 2019, the FERC approved settlement agreements establishing base ROEs of 9.85% (10.35% inclusive of RTO Incentive adder of 0.5%) and 10% (10.5% inclusive of RTO Incentive adder of 0.5%) for AEP’s PJM and SPP transmission-owning subsidiaries, respectively. In 2020, the FERC determined the base ROE for MISO’s transmission owning subsidiaries, should be 10.02% (10.52% inclusive of RTO Incentive adder of 0.5%).

If the FERC modifies its RTO Incentive policy, it would be applied, as applicable, to AEP’s PJM, SPP and MISO transmission owning subsidiaries on a prospective basis, and could affect future net income and cash flows and impact financial condition. Based on management’s preliminary estimates, if a final rule is adopted consistent with the April 2021 supplemental NOPR, it could reduce AEP’s pretax income by approximately $55 million to $70 million on an annual basis.

Utility Rates and Rate Proceedings

The Registrants file rate cases with their regulatory commissions in order to establish fair and appropriate electric service rates to recover their costs and earn a fair return on their investments. The outcomes of these regulatory proceedings impact the Registrants’ current and future results of operations, cash flows and financial position.

The following tables show the Registrants’ pending base rate case proceedings in 2021. See Note 4 - Rate Matters for additional information.

Completed Base Rate Case Proceedings

		Approved Revenue		Approved	New Rates
Company	Jurisdiction	Requirement Increase		ROE	Effective
		(in millions)
KPCo	Kentucky	$52.7	(a)	9.3%	January 2021

(a)See “2020 Kentucky Base Rate Case” section of Note 4 Rate Matters in the 2020 Annual Report for additional information.

Pending Base Rate Case Proceedings

						Commission Staff/
		Filing	Requested Revenue		Requested	Intervenor Range of
Company	Jurisdiction	Date	Requirement Increase		ROE	Recommended ROE
			(in millions)
OPCo	Ohio	June 2020	$42.3		10.15%	8.76%-9.78% (a)
SWEPCo	Texas	October 2020	105.0	(b)	10.35%	9%-9.22% (c)
SWEPCo	Louisiana	December 2020	134.0		10.35%	(d)

(a)In March, 2021 a joint stipulation and settlement agreement was filed with the PUCO which included a $68 million decrease in base rates based upon an ROE of 9.7%.
(b)The request would move transmission and distribution interim revenues recovered through riders into base rates. Eliminating these riders would result in a net annual requested base rate increase of $90 million primarily due to increased investments.
(c)Staff and intervenor recommended base rate increases ranged from $20 million to $70 million.
(d)Awaiting procedural schedule.

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

In November 2020, AEP signed a Purchase and Sale Agreement with a nonaffiliate to acquire a 75% interest in the 100 MW Dry Lake Solar Project located in southern Nevada for approximately $114 million. The transaction closed in the first quarter of 2021 and the solar project is expected to be in-service in the second quarter of 2021. See Note 6 - Acquisitions for additional information.

As of March 31, 2021, subsidiaries within AEP’s Generation & Marketing segment had approximately 1,549 MWs of contracted renewable generation projects in-service.  In addition, as of March 31, 2021, these subsidiaries had approximately 239 MWs of renewable generation projects under construction with total estimated capital costs of $349 million related to these projects.

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

In April 2021, the 199 MW wind facility was acquired and placed in-service with an estimated investment of $307 million. The 287 MW wind facility is targeted to be acquired and placed in-service in December 2021 and the 999 MW wind facility is targeted to be acquired and placed in-service between December 2021 and April 2022. See Note 6 - Acquisitions for additional information.

Strategic Evaluation of KPCo

AEP has initiated a strategic evaluation for its ownership in KPCo, a wholly-owned regulated generation, transmission and distribution utility with approximately 166,000 retail customers in eastern Kentucky. Potential alternatives may include continued ownership or a sale of KPCo. Management has not made a decision regarding the potential alternatives, but expects a decision will be made during 2021. As of March 31, 2021, KPCo has total assets of approximately $2.7 billion and total equity of approximately $837 million.

Racine

In February 2021, AEP signed an agreement to sell Racine to a nonaffiliated party. As of March 31, 2021, the net book value of Racine was $45 million. The sale of Racine requires approval from the FERC and the U.S. Army Corps of Engineers. The sale is expected to close in the second quarter of 2021 and result in an immaterial gain. Racine was not presented as Held for Sale on AEP’s balance sheets due to immateriality.

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

The Dolet Hills Power Station costs are recoverable by SWEPCo through base rates. SWEPCo’s share of the net investment in the Dolet Hills Power Station is $150 million, including CWIP and materials and supplies, before cost of removal.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $126 million as of March 31, 2021. Also, as of March 31, 2021, SWEPCo had a net over-recovered fuel balance of $20 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Dolet Hills Power Station. Additional operational and land-related costs are expected to be incurred by DHLC and Oxbow and billed to SWEPCo prior to the closure of the Dolet Hills Power Station and recovered through fuel clauses.

In June 2020, SWEPCo filed a fuel reconciliation with the PUCT for its retail operations in Texas, including Dolet Hills, for the reconciliation period of March 1, 2017 to December 31, 2019. See “2020 Texas Fuel Reconciliation” section of Note 4 for additional information.

In October 2020, SWEPCo filed a request with the LPSC seeking approval to close the mines and to recover the Louisiana jurisdictional share of the additional fuel costs. In March 2021, the LPSC issued an order allowing SWEPCo to recover up to $20 million of fuel costs in 2021 and defer approximately $30 million of additional costs with a recovery period to be determined at a later date.

In March 2021, the APSC approved fuel rates that provide recovery of the Arkansas share of the 2021 Dolet Hills Power Station fuel costs over five years through the existing fuel clause.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Pirkey Power Plant and Related Fuel Operations

In November 2020, management announced plans to retire the Pirkey Power Plant in 2023. The Pirkey Power Plant costs are recoverable by SWEPCo through base rates. SWEPCo’s share of the net investment in the Pirkey Power Plant is $209 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Power Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $163 million as of March 31, 2021. Also, as of March 31, 2021, SWEPCo had a net over-recovered fuel balance of $20 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Pirkey Power Plant. Additional operational costs are expected to be incurred by Sabine and billed to SWEPCo, as well as land-related costs incurred by SWEPCo, prior to the closure of the Pirkey Power Plant and recovered through fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

Thereafter, AEP filed a motion with the U.S. District Court for the Southern District of Ohio in the original NSR litigation, seeking to modify the consent decree. The district court granted the owners’ unopposed motion to stay the lease litigation to afford time for resolution of AEP’s motion to modify the consent decree. The consent decree was modified based on an agreement among the parties in July 2019. The district court’s stay of the lease litigation expired in August 2020. Upon expiration of the stay, plaintiffs filed a motion for partial summary judgment, arguing that the consent decree violates the facility lease and the participation agreement and requesting that the district court enter a judgment for the plaintiffs on their breach of contract claim. AEP’s memorandum in opposition to plaintiffs’ motion for partial summary judgment was filed in October 2020. At the parties’ request, the district court stayed the case until April 19, 2021 to provide the parties an opportunity to resolve the case. See “Obligations under the New Source Review Litigation Consent Decree” section below for additional information.

On April 20, 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $115.5 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. As a result, the parties have submitted a stipulation and order of dismissal requesting that the district court dismiss the case without prejudice to plaintiffs asserting their claims in a re-filed action or in a new action. The agreement is subject to customary closing conditions, including regulatory approvals, and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. Management believes its financial statements appropriately reflect the expected resolution of the pending litigation.

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

Litigation Related to Ohio House Bill 6 (HB 6)

In August 2020, an AEP shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleges misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501 (c)(4) organization contribution and lobbying activities in Ohio. The complaint seeks monetary damages, among other forms of relief. The company will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The company will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

On March 1, 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter is directed to the Board of Directors of AEP and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by directors and officers, and that, following such investigation, the Company commence a civil action for breaches of fiduciary duty and related claims and take appropriate disciplinary action against those individuals who allegedly harmed the company. The AEP Board will act in response to the letter as appropriate. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

AEP is engaged in litigation about environmental issues, was notified of potential responsibility for the clean-up of contaminated sites and incurred costs for disposal of SNF and future decommissioning of the nuclear units.  AEP, along with other parties, challenged a portion of the Federal EPA requirements.  Management is engaged in the development of possible future requirements including the items discussed below.  Management believes that further analysis and better coordination of these environmental requirements would facilitate planning and lower overall compliance costs while achieving the same environmental goals.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed below will have a material impact on AEP System generating units.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of March 31, 2021, the AEP System owned generating capacity of approximately 24,600 MWs, of which approximately 12,100 MWs were coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on fossil generation. Based upon management estimates, AEP’s future investment to meet these existing and proposed requirements ranges from approximately $350 million to $700 million through 2027.

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

Obligations under the New Source Review Litigation Consent Decree

In 2007, the U.S. District Court for the Southern District of Ohio approved a consent decree between AEP subsidiaries in the eastern area of the AEP System and the Department of Justice, the Federal EPA, eight northeastern states and other interested parties to settle claims that the AEP subsidiaries violated the NSR provisions of the CAA when they undertook various equipment repair and replacement projects over a period of nearly 20 years.  The consent decree’s terms include installation of environmental control equipment on certain generating units, a declining cap on SO2 and NOX emissions from the AEP System and various mitigation projects. The consent decree has been modified six times, for various reasons, most recently in 2020. All of the environmental control equipment required by the consent decree has been installed.

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

National Ambient Air Quality Standards

The Federal EPA periodically reviews and revises the NAAQS for criteria pollutants under the CAA. Revisions tend to increase the stringency of the standards, which in turn may require AEP to make investments in pollution control equipment at existing generating units, or, since most units are already well controlled, to make changes in how units are dispatched and operated. Most recently, the Biden administration has indicated that it is likely to revisit the NAAQS for ozone and PM, which were left unchanged by the prior administration following its review. Management cannot currently predict if any changes to either standard are likely or what such changes may be, but will continue to monitor this issue and any future rulemakings.

Regional Haze

The Federal EPA issued a Clean Air Visibility Rule (CAVR) in 2005, which could require power plants and other facilities to install best available retrofit technology to address regional haze in federal parks and other protected areas. CAVR is implemented by the states, through SIPs, or by the Federal EPA, through FIPs. In 2017, the Federal EPA revised the rules governing submission of SIPs to implement the visibility programs, including a provision that postpones the due date for the next comprehensive SIP revisions until 2021. Petitions for review of the final rule revisions have been filed in the U.S. Court of Appeals for the District of Columbia Circuit.

Arkansas has an approved regional haze SIP and all of SWEPCo's affected units are in compliance with the relevant requirements.

In Texas, the Federal EPA disapproved portions of the Texas regional haze SIP and finalized a FIP that allows participation in the CSAPR ozone season program to satisfy the NOX regional haze obligations for electric generating units in Texas. Additionally, the Federal EPA finalized an intrastate SO2 emissions trading program based on CSAPR allowance allocations. Legal challenges to these various rulemakings are pending in both the U.S. Court of Appeals for the Fifth Circuit and the U.S. Court of Appeals for the District of Columbia Circuit. Management cannot predict the outcome of that litigation, although management supports the intrastate trading program as a compliance alternative to source-specific controls and has intervened in the litigation in support of the Federal EPA.

Cross-State Air Pollution Rule

CSAPR is a regional trading program designed to address interstate transport of emissions that contributed significantly to downwind non-attainment with the 1997 ozone and PM NAAQS.  CSAPR relies on SO2 and NOX allowances and individual state budgets to compel further emission reductions from electric utility generating units.  Interstate trading of allowances is allowed on a restricted sub-regional basis.

In January 2021, the Federal EPA finalized a revised CSAPR rule, which substantially reduces the ozone season NOX budgets in 2021-2024. Management believes it can meet the requirements of the rule in the near term, and is evaluating its compliance options for later years, when the budgets are further reduced.

Climate Change, CO2 Regulation and Energy Policy

In 2019, the Affordable Clean Energy (ACE) rule established a framework for states to adopt standards of performance for utility boilers based on heat rate improvements for such boilers. However, in January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE rule and remanded it to the Federal EPA. Management is unable to predict how the Federal EPA will respond to the court’s remand.

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

Coal Combustion Residual Rule

The Federal EPA’s CCR rule regulates the disposal and beneficial re-use of CCR, including fly ash and bottom ash created from coal-fired generating units and FGD gypsum generated at some coal-fired plants.  The rule applies to active CCR landfills and surface impoundments at operating electric utility or independent generation facilities.

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

Company	Plant Name and Unit	Generating Capacity	Net Book Value (a)		Projected Retirement Date
		(in MWs)	(in millions)
APCo	Amos	2,930	$2,149.4		2040
APCo	Mountaineer	1,320	971.2		2040
SWEPCo	Flint Creek Plant	258	275.7		2038
KPCo	Mitchell Plant	780	599.9		2040
WPCo	Mitchell Plant	780	597.9		2040
AEGCo	Rockport Plant, Unit 1	655	242.2		2028
I&M	Rockport Plant, Unit 1	655	558.2	(b)	2028

(a)Net book value before cost of removal including CWIP and inventory.
(b)Amount includes a $186 million regulatory asset related to the retired Tanners Creek Plant. The IURC and MPSC authorized recovery of the Tanners Creek Plant regulatory asset over the useful life of Rockport Plant, Unit 1 in 2015 and 2014, respectively.

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

Company	Plant Name and Unit	Generating Capacity	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Projected Retirement Date
		(in MWs)	(in millions)
SWEPCo	Pirkey Power Plant	580	$178.3	$30.8	2023 (b)
SWEPCo	Welsh Plants, Units 1 and 3	1,053	528.8	14.2	2028 (c)(d)

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

Clean Water Act Regulations

The Federal EPA’s ELG rule for generating facilities establishes limits on FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater, which are to be implemented through each facility’s wastewater discharge permit. A recent revision to the ELG rule, published in October 2020, establishes additional options for reusing and discharging small volumes of bottom ash transport water, provides an exception for retiring units and extends the compliance deadline to a date as soon as possible beginning one year after the rule was published but no later than December 2025. Management has assessed technology additions and retrofits to comply with the rule and the impacts of the Federal EPA’s recent actions on facilities’ wastewater discharge permitting for FGD wastewater and bottom ash transport water. Permit modifications for affected facilities were filed in January 2021 that reflect the outcome of that assessment.

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

The table below summarizes the net book value, as of March 31, 2021, of generating facilities retired or planned for early retirement:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Actual/Projected Retirement Date	Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)				(in millions)
SWEPCo	Dolet Hills Power Station	$51.3	$92.6	2021	(c)	$7.7
PSO	Northeastern Plant, Unit 3	190.5	114.8	2026	(d)	14.9
PSO	Oklaunion Power Station	—	34.0	2020	(e)	0.4
SWEPCo	Pirkey Power Plant	178.3	30.8	2023	(f)	13.7
SWEPCo	Welsh Plant, Units 1 and 3	528.8	14.2	2028 (g)	(h)	33.3
SWEPCo	Welsh Plant, Unit 2	—	35.2	2016	(i)	—

(a)Net book value including CWIP excluding cost of removal and materials and supplies.
(b)These amounts represent the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(c)Dolet Hills Power Station is currently being recovered through 2026 in the Louisiana jurisdiction and through 2046 in the Arkansas and Texas jurisdictions.
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

AEP Transmission Holdco

•Development, construction and operation of transmission facilities through investments in AEPTCo. These investments have FERC-approved ROE.
•Development, construction and operation of transmission facilities through investments in AEP’s transmission-only joint ventures. These investments have PUCT-approved or FERC-approved ROE.

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

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Vertically Integrated Utilities	$270.4	$245.3
Transmission and Distribution Utilities	114.4	116.2
AEP Transmission Holdco	172.0	140.6
Generation & Marketing	36.6	28.4
Corporate and Other	(18.4)	(35.3)
Earnings Attributable to AEP Common Shareholders	$575.0	$495.2

AEP CONSOLIDATED

First Quarter of 2021 Compared to First Quarter of 2020

Earnings Attributable to AEP Common Shareholders increased from $495 million in 2020 to $575 million in 2021 primarily due to:

•An increase in weather-related usage in the residential customer class.
•Favorable rate proceedings in AEP’s various jurisdictions.

These increases were partially offset by:

•A decrease in usage in the commercial and industrial customer classes.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended
	March 31,
Vertically Integrated Utilities	2021	2020
	(in millions)
Revenues	$2,537.3	$2,226.7
Fuel and Purchased Electricity	859.0	671.2
Gross Margin	1,678.3	1,555.5
Other Operation and Maintenance	740.2	691.3
Depreciation and Amortization	432.1	381.7
Taxes Other Than Income Taxes	123.5	117.1
Operating Income	382.5	365.4
Other Income	0.7	1.6
Allowance for Equity Funds Used During Construction	9.9	8.2
Non-Service Cost Components of Net Periodic Benefit Cost	17.0	16.9
Interest Expense	(139.6)	(144.5)
Income Before Income Tax Expense (Benefit) and Equity Earnings	270.5	247.6
Income Tax Expense (Benefit)	(0.2)	2.1
Equity Earnings of Unconsolidated Subsidiary	0.7	0.8
Net Income	271.4	246.3
Net Income Attributable to Noncontrolling Interests	1.0	1.0
Earnings Attributable to AEP Common Shareholders	$270.4	$245.3

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended March 31,
	2021	2020
	(in millions of KWhs)
Retail:
Residential	9,481	8,262
Commercial	5,258	5,366
Industrial	7,702	8,475
Miscellaneous	519	530
Total Retail	22,960	22,633

Wholesale (a)	4,642	3,618

Total KWhs	27,602	26,251

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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended March 31,
	2021	2020
	(in degree days)
Eastern Region
Actual – Heating (a)	1,539	1,241
Normal – Heating (b)	1,600	1,611

Actual – Cooling (c)	3	13
Normal – Cooling (b)	4	5

Western Region
Actual – Heating (a)	958	649
Normal – Heating (b)	866	867

Actual – Cooling (c)	26	51
Normal – Cooling (b)	28	28

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2021 Compared to First Quarter of 2020

Reconciliation of First Quarter of 2020 to First Quarter of 2021
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

First Quarter of 2020	$245.3

Changes in Gross Margin:
Retail Margins	95.5
Margins from Off-system Sales	20.8
Transmission Revenues	10.3
Other Revenues	(3.8)
Total Change in Gross Margin	122.8

Changes in Expenses and Other:
Other Operation and Maintenance	(48.9)
Depreciation and Amortization	(50.4)
Taxes Other Than Income Taxes	(6.4)
Other Income	(0.9)
Allowance for Equity Funds Used During Construction	1.7
Non-Service Cost Components of Net Periodic Pension Cost	0.1
Interest Expense	4.9
Total Change in Expenses and Other	(99.9)

Income Tax Expense	2.3
Equity Earnings of Unconsolidated Subsidiary	(0.1)

First Quarter of 2021	$270.4

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $96 million primarily due to the following:
•A $61 million increase in weather-related usage primarily in the eastern region and primarily in the residential class.
•A $17 million increase in municipal and cooperative revenues at SWEPCo primarily due to the February 2021 severe winter weather event.
•A $15 million increase at KPCo due to rider revenues. This increase was partially offset in other expense items below.
•A $14 million increase at APCo and WPCo due to revenue from rate riders primarily in West Virginia. This increase was partially offset in other expense items below.
•A $2 million increase in revenue from rate riders at PSO. This increase was partially offset in other expense items below.
•The effect of rate proceedings in AEP’s service territories which included:
•A $12 million increase at I&M due to the Indiana and Michigan base rate cases and rider revenues. This increase was partially offset in other expense items below.
•A $6 million increase at KPCo due to base rate case revenues implemented in January 2021.
These increases were partially offset by:
•A $23 million decrease in weather-normalized retail margins driven by a $41 million decrease in the commercial and industrial customer classes partially offset by an $18 million increase in the residential customer class.
•A $16 million decrease in weather-normalized wholesale margins, including the loss of a significant wholesale contract at I&M.

•A $5 million decrease related to Tax Reform primarily due to an increase in customer refunds at KPCo. This decrease was partially offset in Income Tax Expense below.
•Margins from Off-system Sales increased $21 million primarily due to Turk Plant merchant sales as a result of the February 2021 severe winter weather event at SWEPCo.
•Transmission Revenues increased $10 million due to an increase in transmission investment.
•Other Revenues decreased $4 million primarily due to decreased pole attachment revenue at APCo and a decrease in rental revenue at WPCo and KPCo.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $49 million primarily due to the following:
•A $37 million increase in transmission services.
•A $16 million increase due to distribution reliability primarily related to vegetation management. This increase was offset in Gross Margin above.
•A $5 million increase due to storms primarily at KPCo, SWEPCo and I&M.
•A $4 million increase due to a decreased Nuclear Electric Insurance Limited distribution in 2021.
These increases were partially offset by:
•An $11 million decrease in employee-related expenses.
•Depreciation and Amortization expenses increased $50 million primarily due to a higher depreciable base and an increase in depreciation rates at I&M. This increase was partially offset in Gross Margin above.
•Taxes Other Than Income Taxes increased $6 million primarily due to increased property taxes at SWEPCo resulting from the expiration of the Louisiana Industrial Tax Exemption related to the Stall Plant.
•Interest Expense decreased $5 million primarily due to a decrease in interest rates on variable rate notes at I&M.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended
	March 31,
Transmission and Distribution Utilities	2021	2020
	(in millions)
Revenues	$1,088.1	$1,106.9
Purchased Electricity	205.5	191.4
Gross Margin	882.6	915.5
Other Operation and Maintenance	365.2	367.2
Depreciation and Amortization	172.7	214.5
Taxes Other Than Income Taxes	157.6	146.2
Operating Income	187.1	187.6
Interest and Investment Income	0.4	0.7
Carrying Costs Income	0.5	0.4
Allowance for Equity Funds Used During Construction	6.8	7.0
Non-Service Cost Components of Net Periodic Benefit Cost	7.3	7.3
Interest Expense	(74.5)	(71.4)
Income Before Income Tax Expense	127.6	131.6
Income Tax Expense	13.2	15.4
Net Income	114.4	116.2
Net Income Attributable to Noncontrolling Interests	—	—
Earnings Attributable to AEP Common Shareholders	$114.4	$116.2

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2021	2020
	(in millions of KWhs)
Retail:
Residential	6,924	6,300
Commercial	5,576	5,873
Industrial	5,281	5,908
Miscellaneous	166	182
Total Retail (a)	17,947	18,263

Wholesale (b)	603	390

Total KWhs	18,550	18,653

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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2021	2020
	(in degree days)
Eastern Region
Actual – Heating (a)	1,777	1,473
Normal – Heating (b)	1,883	1,898

Actual – Cooling (c)	—	3
Normal – Cooling (b)	3	3

Western Region
Actual – Heating (a)	315	91
Normal – Heating (b)	185	185

Actual – Cooling (d)	137	231
Normal – Cooling (b)	126	125

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)Western Region cooling degree days are calculated on a 70 degree temperature base.

First Quarter of 2021 Compared to First Quarter of 2020

Reconciliation of First Quarter of 2020 to First Quarter of 2021
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

First Quarter of 2020	$116.2

Changes in Gross Margin:
Retail Margins	24.8
Margins from Off-system Sales	(37.4)
Transmission Revenues	12.4
Other Revenues	(32.7)
Total Change in Gross Margin	(32.9)

Changes in Expenses and Other:
Other Operation and Maintenance	2.0
Depreciation and Amortization	41.8
Taxes Other Than Income Taxes	(11.4)
Interest and Investment Income	(0.3)
Carrying Costs Income	0.1
Allowance for Equity Funds Used During Construction	(0.2)
Interest Expense	(3.1)
Total Change in Expenses and Other	28.9

Income Tax Expense	2.2

First Quarter of 2021	$114.4

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $25 million primarily due to the following:
•A $58 million net increase in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $19 million increase in weather-related usage in Texas primarily due to a 246% increase in heating degree days, partially offset by a 41% decrease in cooling degree days.
•A $10 million increase from interim rate increases driven by increased distribution investment in Texas.
•A $6 million increase in the Legacy Generation Resource Rider (LGRR) in Ohio. This increase was offset in Margins from Off-system Sales and Other Revenues below.
•A $6 million increase from interim rate increases driven by increased transmission investment in Texas.
•A $5 million increase in rider revenues in Ohio associated with the DIR. This increase was partially offset in other expense items below.
•A $5 million increase in revenues associated with a vegetation management rider in Ohio. This increase was partially offset in Other Operation and Maintenance expenses below.
These increases were partially offset by:
•A $27 million decrease due to the ending of the Energy Efficiency and Peak Demand Rider in Ohio in December 2020. This decrease was partially offset in Other Operation and Maintenance expenses below.
•A $25 million decrease in weather-normalized margins in Texas primarily in the residential and commercial classes.
•A $16 million decrease in revenues in Ohio associated with the Universal Service Fund (USF). This decrease was offset in Other Operation and Maintenance expenses below.
•A $15 million decrease due to refunds in Texas of Excess ADIT and excess federal income taxes collected as a result of Tax Reform.

•Margins from Off-system Sales decreased $37 million primarily due to the following:
•A $30 million decrease in Texas due to lower Oklaunion Power Station PPA revenues. Oklaunion Power Station was retired in September 2020 and sold to a nonaffiliated third-party in October 2020. This decrease was partially offset in Depreciation and Amortization expenses below.
•A $14 million decrease in Ohio primarily due to unfavorable deferrals of OVEC costs. This decrease was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues increased $12 million primarily due to the following:
•A $19 million increase from interim rate increases driven by increased transmission investment in Texas.
This increase was partially offset by:
•A $4 million decrease due to refunds to customers associated with the most recent base rate case in Texas. This decrease was offset in Other Revenues below.
•Other Revenues decreased $33 million primarily due to the following:
•A $46 million decrease in securitization revenues primarily due to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset in Depreciation and Amortization expenses and Interest Expense below.
This decrease was partially offset by:
•An $8 million increase in revenues due to the amortization of a provision for refund recorded as part of the most recent base rate case in Texas. This increase was partially offset in Retail Margins and Transmission Revenues above.
•A $6 million increase primarily due to third-party LGRR revenue related to the recovery of OVEC costs in Ohio. This increase was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses decreased $2 million primarily due to the following:
•A $22 million decrease in energy efficiency/demand side management expenses in Ohio. This decrease was partially offset in Retail Margins above.
•A $20 million decrease in Texas due to lower Oklaunion Power Station PPA expenses. Oklaunion Power Station was retired in September 2020 and sold to a nonaffiliated third-party in October 2020. This decrease was offset in Gross Margin above.
•A $16 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset in Retail Margins above.
•A $7 million decrease in factored Customers Accounts Receivable expenses in Ohio primarily due to a current year adjustment to allowance for doubtful accounts.
These decreases were partially offset by:
•A $61 million increase in transmission expenses primarily due to an increase in PJM recoverable expenses. This increase was offset in Gross Margin above.
•A $5 million increase in recoverable distribution expenses in Ohio primarily related to vegetation management. This increase was offset in Retail Margins above.
•Depreciation and Amortization expenses decreased $42 million primarily due to the following:
•A $44 million decrease in securitization amortizations in Texas related primarily to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. The securitization decrease was offset in Other Revenues above.
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

•Taxes Other Than Income Taxes increased $11 million primarily due to increased property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Interest Expense increased $3 million primarily due to higher long-term debt balances.

AEP TRANSMISSION HOLDCO

	Three Months Ended
	March 31,
AEP Transmission Holdco	2021	2020
	(in millions)
Transmission Revenues	$377.0	$310.2
Other Operation and Maintenance	27.2	29.9
Depreciation and Amortization	72.7	58.1
Taxes Other Than Income Taxes	59.2	51.9
Operating Income	217.9	170.3
Interest and Investment Income	0.2	0.9
Allowance for Equity Funds Used During Construction	16.7	16.2
Non-Service Cost Components of Net Periodic Benefit Cost	0.5	0.5
Interest Expense	(35.3)	(30.8)
Income Before Income Tax Expense and Equity Earnings	200.0	157.1
Income Tax Expense	45.8	38.4
Equity Earnings of Unconsolidated Subsidiary	19.0	22.9
Net Income	173.2	141.6
Net Income Attributable to Noncontrolling Interests	1.2	1.0
Earnings Attributable to AEP Common Shareholders	$172.0	$140.6

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	March 31,
	2021	2020
	(in millions)
Plant in Service	$10,549.3	$9,086.6
Construction Work in Progress	1,635.9	1,576.3
Accumulated Depreciation and Amortization	648.1	464.0
Total Transmission Property, Net	$11,537.1	$10,198.9

First Quarter of 2021 Compared to First Quarter of 2020

Reconciliation of First Quarter of 2020 to First Quarter of 2021
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

First Quarter of 2020	$140.6

Changes in Transmission Revenues:
Transmission Revenues	66.8
Total Change in Transmission Revenues	66.8

Changes in Expenses and Other:
Other Operation and Maintenance	2.7
Depreciation and Amortization	(14.6)
Taxes Other Than Income Taxes	(7.3)
Interest and Investment Income	(0.7)
Allowance for Equity Funds Used During Construction	0.5
Interest Expense	(4.5)
Total Change in Expenses and Other	(23.9)

Income Tax Expense	(7.4)
Equity Earnings of Unconsolidated Subsidiary	(3.9)
Net Income Attributable to Noncontrolling Interests	(0.2)

First Quarter of 2021	$172.0

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $67 million primarily due to continued investment in transmission assets.

Expenses and Other, Income Tax Expense and Equity Earnings of Unconsolidated Subsidiary changed between years as follows:

•Depreciation and Amortization expenses increased $15 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $7 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $5 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $7 million primarily due to an increase in pretax book income.
•Equity Earnings of Unconsolidated Subsidiary decreased $4 million primarily due to lower pretax equity earnings for PATH-WV.

GENERATION & MARKETING

	Three Months Ended
	March 31,
Generation & Marketing	2021	2020
	(in millions)
Revenues	$634.2	$438.6
Fuel, Purchased Electricity and Other	565.9	360.3
Gross Margin	68.3	78.3
Other Operation and Maintenance	28.2	41.4
Depreciation and Amortization	18.6	17.7
Taxes Other Than Income Taxes	2.6	3.4
Operating Income	18.9	15.8
Interest and Investment Income	0.5	1.0
Non-Service Cost Components of Net Periodic Benefit Cost	3.8	3.9
Interest Expense	(3.3)	(8.5)
Income Before Income Tax Benefit and Equity Earnings	19.9	12.2
Income Tax Benefit	(15.1)	(12.4)
Equity Earnings of Unconsolidated Subsidiaries	3.2	5.9
Net Income	38.2	30.5
Net Earnings Attributable to Noncontrolling Interests	1.6	2.1
Earnings Attributable to AEP Common Shareholders	$36.6	$28.4

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended March 31,
	2021	2020
	(in millions of MWhs)
Fuel Type:
Coal	1	1
Renewables	1	1
Total MWhs	2	2

First Quarter of 2021 Compared to First Quarter of 2020

Reconciliation of First Quarter of 2020 to First Quarter of 2021
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

First Quarter of 2020	$28.4

Changes in Gross Margin:
Merchant Generation	4.0
Renewable Generation	5.3
Retail, Trading and Marketing	(19.3)
Total Change in Gross Margin	(10.0)

Changes in Expenses and Other:
Other Operation and Maintenance	13.2
Depreciation and Amortization	(0.9)
Taxes Other Than Income Taxes	0.8
Interest and Investment Income	(0.5)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	5.2
Total Change in Expenses and Other	17.7

Income Tax Expense	2.7
Equity Earnings of Unconsolidated Subsidiaries	(2.7)
Net Earnings Attributable to Noncontrolling Interests	0.5

First Quarter of 2021	$36.6

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•Merchant Generation increased $4 million primarily due to lower PPA expenses resulting from the retirement of the Oklaunion Power Station.
•Renewable Generation increased $5 million primarily due to higher market revenues from wind assets in the ERCOT region.
•Retail, Trading and Marketing decreased $19 million due to lower trading and retail margins due to unprecedented cold temperatures and record market prices in February 2021.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses decreased $13 million primarily due to the following:
•An $8 million decrease due the retirement of Conesville Plant Unit 4 in 2020.
•A $6 million decrease due to gains recorded on the sale of land.
•Interest Expense decreased $5 million due to lower borrowing costs in 2021.

CORPORATE AND OTHER

First Quarter of 2021 Compared to First Quarter of 2020

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $35 million in 2020 to a loss of $18 million in 2021 primarily due to:

•A $17 million unrealized gain from an investment in ChargePoint.
•A $12 million decrease in interest expense.
•A $6 million increase in equity earnings.

These items were partially offset by:

•A $9 million increase in general corporate expenses.
•An $8 million increase in Income Tax Expense due to an increase in pretax income and the recognition of a $4 million prior period adjustment in 2021.

AEP SYSTEM INCOME TAXES

First Quarter of 2021 Compared to First Quarter of 2020

Income Tax Expense increased $8 million primarily due to an increase in pretax book income partially offset with an increase in production tax credits.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheets and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	March 31, 2021		December 31, 2020
	(dollars in millions)
Long-term Debt, including amounts due within one year	$32,345.0	57.1%	$31,072.5	57.2%
Short-term Debt	3,048.4	5.4	2,479.3	4.6
Total Debt	35,393.4	62.5	33,551.8	61.8
AEP Common Equity	20,972.8	37.1	20,550.9	37.8
Noncontrolling Interests	247.2	0.4	223.6	0.4
Total Debt and Equity Capitalization	$56,613.4	100.0%	$54,326.3	100.0%

AEP’s ratio of debt-to-total capital increased from 61.8% as of December 31, 2020 to 62.5% as of March 31, 2021 primarily due to an increase in debt to help address the cash flow implications resulting from the February 2021 severe winter weather event in addition to supporting distribution, transmission and renewable investment growth.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity under its existing credit facilities.  As of March 31, 2021, AEP had $5 billion of revolving credit facilities to support its commercial paper program.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, leasing agreements, hybrid securities or common stock. In February 2021, severe winter weather impacted certain AEP service territories resulting in disruptions to SPP market conditions. In March 2021, AEP entered into a $500 million 364-day Term Loan and borrowed the full amount to help address the cash flow implications resulting from the February 2021 severe winter weather event. See Note 4 - Rate Matters for additional information.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of March 31, 2021, available liquidity was approximately $3.4 billion as illustrated in the table below:

		Amount	Maturity
Commercial Paper Backup:		(in millions)
	Revolving Credit Facility	$4,000.0	March 2026
	Revolving Credit Facility	1,000.0	March 2023
	364-Day Term Loan	500.0	March 2022
Cash and Cash Equivalents		273.2
Total Liquidity Sources		5,773.2
Less:	AEP Commercial Paper Outstanding	1,874.4
	364-Day Term Loan	500.0

Net Available Liquidity		$3,398.8

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during the first three months of 2021 was $2 billion.  The weighted-average interest rate for AEP’s commercial paper during 2021 was 0.24%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $425 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of March 31, 2021 was $183 million with maturities ranging from April 2021 to March 2022.

Securitized Accounts Receivables

AEP’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and expires in September 2022.

In March 2021, AEP Credit amended its receivables securitization agreement to extend trigger levels established in October 2020 and to also provide a step down approach to these levels as management continues to monitor the accounts receivable balances across the affiliated utility subsidiaries in response to the COVID-19 pandemic. As of March 31, 2021, the affiliated utility subsidiaries are in compliance with all requirements under the agreement. To the extent that an affiliated utility subsidiary is deemed ineligible under the agreement, the affiliated utility subsidiary would no longer participate in the receivables securitization agreement and the Registrants would need to rely on additional sources of funding for operation and working capital, which may adversely impact liquidity.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of March 31, 2021, this contractually-defined percentage was 59.5%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements.  This condition also applies in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

At-the-Market (ATM) Program

AEP participates in an ATM offering program that allows AEP to issue, from time to time, up to an aggregate of $1 billion of its common stock, including shares of common stock that may be sold pursuant to an equity forward sales agreement. As of March 31, 2021, approximately $840 million of equity is available for issuance under the ATM offering program. See Note 12 - Financing Activities for additional information.

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

See Note 12 - Financing Activities for additional information.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.74 per share in April 2021. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 12 for additional information.

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

	Three Months Ended March 31,
	2021	2020
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$438.3	$432.6
Net Cash Flows from (Used for) Operating Activities	(117.2)	615.7
Net Cash Flows Used for Investing Activities	(1,634.2)	(1,766.0)
Net Cash Flows from Financing Activities	1,637.1	2,388.5
Net Increase (Decrease) in Cash and Cash Equivalents	(114.3)	1,238.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$324.0	$1,670.8

Operating Activities

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net Income	$578.8	$499.3
Non-Cash Adjustments to Net Income (a)	762.7	726.2
Mark-to-Market of Risk Management Contracts	21.0	57.4
Property Taxes	(74.8)	(59.8)
Deferred Fuel Over/Under-Recovery, Net	(1,225.1)	63.1
Change in Other Noncurrent Assets	(168.9)	(84.9)
Change in Other Noncurrent Liabilities	83.5	(74.8)
Change in Certain Components of Working Capital	(94.4)	(510.8)
Net Cash Flows from (Used for) Operating Activities	$(117.2)	$615.7

(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Rockport Plant, Unit 2 Operating Lease Amortization, Deferred Income Taxes, AFUDC and Amortization of Nuclear Fuel.

Net Cash Flows from (Used for) Operating Activities decreased by $733 million primarily due to the following:
•A $1.3 billion decrease in cash primarily due to fuel and purchased power expenses incurred as a result of the February 2021 severe winter weather event in SPP impacting PSO and SWEPCo. Approximately $1.2 billion of these expenses are attributable to retail customers and are recorded as deferred fuel regulatory assets. PSO and SWEPCo are working with their respective regulatory commissions to determine the recovery period from customers as well as the appropriate carrying charge on the regulatory assets. See Note 4 - Rate Matters for additional information.
•A $131 million decrease in cash due to incremental other operation and maintenance storm restoration expenses incurred by APCo, SWEPCo and KPCo as a result of the February 2021 severe winter weather event. These incremental expenses have been deferred as regulatory assets. APCo and KPCo intend to seek recovery of these costs in their next respective base rate cases while SWEPCo is expected to seek recovery in a separate filing. See Note 4 - Rate Matters for additional information.
These decreases in cash were partially offset by:
•A $416 million increase in cash from the Change in Certain Components of Working Capital. The increase is primarily due to timing of accounts payable and a decrease in fuel, material and supplies balances as a result of the cold winter weather.
•A $158 million increase in cash from Change in Other Noncurrent Liabilities. Increase is primarily due to changes in regulatory liabilities driven by timing differences between collections from and refunds to customers under rate rider mechanisms.

Investing Activities

	Three Months Ended March 31,
	2021	2020
	(in millions)
Construction Expenditures	$(1,492.7)	$(1,792.7)
Acquisitions of Nuclear Fuel	(55.9)	(1.3)
Acquisition of the Dry Lake Solar Project	(102.9)	—
Other	17.3	28.0
Net Cash Flows Used for Investing Activities	$(1,634.2)	$(1,766.0)

Net Cash Flows Used for Investing Activities decreased by $132 million primarily due to the following:
•A $300 million decrease in construction expenditures, primarily due to decreases at Vertically Integrated Utilities of $125 million, Transmission and Distribution Utilities of $87 million and AEP Transmission Holdco of $74 million.
This decrease in the use of cash was partially offset by:
•A $103 million increase due to the acquisition of the Dry Lake Solar Project. See Note 6 - Acquisitions for additional information.
•A $55 million increase in the acquisition of nuclear fuel.

Financing Activities

	Three Months Ended March 31,
	2021	2020
	(in millions)
Issuance of Common Stock	$184.6	$56.1
Issuance/Retirement of Debt, Net	1,869.9	2,744.2
Dividends Paid on Common Stock	(372.0)	(363.7)
Other	(45.4)	(48.1)
Net Cash Flows from Financing Activities	$1,637.1	$2,388.5

Net Cash Flows from Financing Activities decreased by $751 million primarily due to the following:
•A $1.1 billion decrease in short-term debt primarily due to decreased draws on commercial paper. See Note 12 - Financing Activities for additional information.
•A $350 million decrease due to increased retirements of long-term debt. See Note 12 - Financing Activities for additional information.
These decreases in cash were partially offset by:
•A $533 million increase in issuances of long-term debt. See Note 12 - Financing Activities for additional information.
•A $129 million increase in issuances of common stock primarily due to AEP’s participation in an At-the-Market offering program. See Note 12 - Financing Activities for additional information.

See “Long-term Debt Subsequent Events” section of Note 12 for Long-term debt and other securities issued, retired and principal payments made after March 31, 2021 through April 22, 2021, the date that the first quarter 10-Q was issued.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $7.5 billion of capital expenditures in 2021. For the four year period, 2022 through 2025, management forecasts capital expenditures of $29.8 billion. The expenditures are generally for transmission, generation, distribution, regulated and contracted renewables, and required environmental investment to comply with the Federal EPA rules.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, weather, legal reviews and the ability to access capital.  Management expects to fund these capital expenditures through cash flows from operations and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged. For complete information of forecasted capital expenditures, see the “Budgeted Capital Expenditures” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 Annual Report.

CONTRACTUAL OBLIGATION INFORMATION

A summary of contractual obligations is included in the 2020 Annual Report and has not changed significantly from year-end other than the debt issuances and retirements discussed in the “Cash Flow” section above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND ACCOUNTING STANDARDS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2020 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets, the accounting for pension and other postretirement benefits and the impact of new accounting standards.

ACCOUNTING STANDARDS

See Note 2 - New Accounting Standards for information related to accounting standards. There are no new standards expected to have a material impact to the Registrants’ financial statements.

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

Management employs risk management contracts including physical forward and financial forward purchase-and-sale contracts.  Management engages in risk management of power, capacity, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  As a result, AEP is subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the Board of Directors.  AEPSC’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Chief Financial Officer, Executive Vice President of Generation, Executive Vice President of Utilities, Senior Vice President of Grid Solutions, Senior Vice President of Treasury and Risk and Chief Risk Officer.  The Competitive Risk Committee consists of AEPSC’s Chief Financial Officer, Senior Vice President of Treasury and Risk and Chief Risk Officer in addition to Energy Supply’s President and Vice President.  When commercial activities exceed predetermined limits, positions are modified to reduce the risk to be within the limits unless specifically approved by the respective committee.

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

Due to multiple defaults of market participants, ERCOT has a large outstanding unpaid balance associated with the February storm. Socialized losses are allocated to load serving entities through their qualified scheduling entities and in that role AEPEP is exposed, but not materially. If the market rules were to change on how socialized losses are allocated this could affect AEPEP’s exposure. Regardless of the approach of how socialized losses are allocated there are potential downstream impacts that could push counterparties into financial distress and or bankruptcy, affecting AEPEP, AEP Texas and ETT.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2020:

MTM Risk Management Contract Net Assets (Liabilities)
Three Months Ended March 31, 2021

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2020	$41.2	$(109.5)	$168.1	$99.8
Gain from Contracts Realized/Settled During the Period and Entered in a Prior Period	(21.6)	(2.6)	(7.5)	(31.7)
Changes in Fair Value Due to Market Fluctuations During the Period (a)	—	—	3.4	3.4
Changes in Fair Value Allocated to Regulated Jurisdictions (b)	(3.4)	9.5	—	6.1
Total MTM Risk Management Contract Net Assets (Liabilities) as of March 31, 2021	$16.2	$(102.6)	$164.0	77.6
Commodity Cash Flow Hedge Contracts				(22.8)
Fair Value Hedge Contracts				(34.7)
Collateral Deposits				4.7
Total MTM Derivative Contract Net Assets as of March 31, 2021				$24.8

(a)Market fluctuations are attributable to various factors such as supply/demand, weather, etc.
(b)Relates to the net gains (losses) of those contracts that are not reflected on the statements of income.  These net gains (losses) are recorded as regulatory liabilities/assets or accounts payable.

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of March 31, 2021, credit exposure net of collateral to sub investment grade counterparties was approximately 4.1%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of March 31, 2021, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$373.8	$—	$373.8	2	$190.0
Split Rating	2.2	—	2.2	2	2.2
Noninvestment Grade	0.4	—	0.4	1	0.4
No External Ratings:
Internal Investment Grade	151.0	—	151.0	3	100.3
Internal Noninvestment Grade	22.7	0.5	22.2	2	13.1
Total as of March 31, 2021	$550.1	$0.5	$549.6

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

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of March 31, 2021, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Three Months Ended				Twelve Months Ended
March 31, 2021				December 31, 2020
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.1	$3.6	$0.2	$0.1	$0.1	$0.3	$0.1	$—
VaR Model
Non-Trading Portfolio

Three Months Ended				Twelve Months Ended
March 31, 2021				December 31, 2020
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$1.0	$3.7	$1.9	$1.0	$2.2	$2.9	$1.0	$0.1

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. AEP has outstanding short and long-term debt which is subject to a variable rate. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the three months ended March 31, 2021 and 2020, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $40 million and $24 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2021 and 2020
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Vertically Integrated Utilities	$2,504.5	$2,193.0
Transmission and Distribution Utilities	1,082.3	1,075.2
Generation & Marketing	601.7	408.4
Other Revenues	92.6	70.9
TOTAL REVENUES	4,281.1	3,747.5

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,560.7	1,151.0
Other Operation	592.4	602.1
Maintenance	274.9	249.5
Depreciation and Amortization	696.3	672.2
Taxes Other Than Income Taxes	346.5	321.1
TOTAL EXPENSES	3,470.8	2,995.9

OPERATING INCOME	810.3	751.6

Other Income (Expense):
Other Income (Expense)	21.7	(4.4)
Allowance for Equity Funds Used During Construction	33.4	31.4
Non-Service Cost Components of Net Periodic Benefit Cost	29.6	29.7
Interest Expense	(290.2)	(292.1)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	604.8	516.2

Income Tax Expense	54.5	46.5
Equity Earnings of Unconsolidated Subsidiaries	28.5	29.6

NET INCOME	578.8	499.3

Net Income Attributable to Noncontrolling Interests	3.8	4.1

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$575.0	$495.2

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	497,058,635	494,596,869

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.16	$1.00

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	498,164,219	496,608,918

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.15	$1.00

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income	$578.8	$499.3

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $15.0 and $(17.8) in 2021 and 2020, Respectively	56.3	(67.0)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.5) and $(0.5) in 2021 and 2020, Respectively	(2.0)	(1.8)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	54.3	(68.8)

TOTAL COMPREHENSIVE INCOME	633.1	430.5

Total Other Comprehensive Income Attributable To Noncontrolling Interests	3.8	4.1

TOTAL OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$629.3	$426.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2019	514.4	$3,343.4	$6,535.6	$9,900.9		$(147.7)	$281.0	$19,913.2

Issuance of Common Stock	1.0	6.8	49.3					56.1
Common Stock Dividends				(359.1)	(a)		(4.6)	(363.7)
Other Changes in Equity			(29.0)				(1.2)	(30.2)
ASU 2016-13 Adoption				1.8				1.8
Net Income				495.2			4.1	499.3
Other Comprehensive Loss						(68.8)		(68.8)
TOTAL EQUITY – MARCH 31, 2020	515.4	$3,350.2	$6,555.9	$10,038.8		$(216.5)	$279.3	$20,007.7

TOTAL EQUITY – DECEMBER 31, 2020	516.8	$3,359.3	$6,588.9	$10,687.8		$(85.1)	$223.6	$20,774.5

Issuance of Common Stock	2.7	17.1	167.5					184.6
Common Stock Dividends				(369.5)	(a)		(2.5)	(372.0)
Other Changes in Equity			(21.9)	(0.6)			3.4	(19.1)
Acquisition of Dry Lake Solar Project							18.9	18.9
Net Income				575.0			3.8	578.8
Other Comprehensive Income						54.3		54.3
TOTAL EQUITY – MARCH 31, 2021	519.5	$3,376.4	$6,734.5	$10,892.7		$(30.8)	$247.2	$21,220.0

(a)    Cash dividends declared per AEP common share were $0.74 and $0.70 for the three months ended March 31, 2021 and 2020.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$273.2	$392.7
Restricted Cash (March 31, 2021 and December 31, 2020 Amounts Include $50.8 and $45.6, Respectively, Related to Transition Funding, Restoration Funding and Appalachian Consumer Rate Relief Funding)	50.8	45.6
Other Temporary Investments (March 31, 2021 and December 31, 2020 Amounts Include $191.7 and $194.6, Respectively, Related to EIS and Transource Energy)	199.1	200.8
Accounts Receivable:
Customers	763.0	613.6
Accrued Unbilled Revenues	199.9	248.7
Pledged Accounts Receivable – AEP Credit	919.0	1,018.4
Miscellaneous	36.1	33.1
Allowance for Uncollectible Accounts	(59.6)	(71.1)
Total Accounts Receivable	1,858.4	1,842.7
Fuel	588.6	629.4
Materials and Supplies	683.3	680.6
Risk Management Assets	72.1	94.7
Accrued Tax Benefits	187.6	185.3
Regulatory Asset for Under-Recovered Fuel Costs	129.8	90.7
Margin Deposits	91.0	62.0
Prepayments and Other Current Assets	124.5	127.0
TOTAL CURRENT ASSETS	4,258.4	4,351.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	23,186.5	23,133.9
Transmission	28,359.9	27,886.7
Distribution	24,311.8	23,972.1
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	5,465.2	5,294.6
Construction Work in Progress	4,289.5	4,025.7
Total Property, Plant and Equipment	85,612.9	84,313.0
Accumulated Depreciation and Amortization	20,916.8	20,411.4
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	64,696.1	63,901.6

OTHER NONCURRENT ASSETS
Regulatory Assets	4,885.6	3,527.0
Securitized Assets	632.5	657.0
Spent Nuclear Fuel and Decommissioning Trusts	3,414.3	3,306.7
Goodwill	52.5	52.5
Long-term Risk Management Assets	264.8	242.2
Operating Lease Assets	818.9	866.4
Deferred Charges and Other Noncurrent Assets	3,962.0	3,852.3
TOTAL OTHER NONCURRENT ASSETS	14,030.6	12,504.1

TOTAL ASSETS	$82,985.1	$80,757.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2021 and December 31, 2020
(in millions, except per-share and share amounts)
(Unaudited)

			March 31,	December 31,
			2021	2020
CURRENT LIABILITIES
Accounts Payable			$1,703.9	$1,709.7
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			669.0	592.0
Other Short-term Debt			2,379.4	1,887.3
Total Short-term Debt			3,048.4	2,479.3
Long-term Debt Due Within One Year (March 31, 2021 and December 31, 2020 Amounts Include $192.3 and $198.3, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			2,130.2	2,086.1
Risk Management Liabilities			39.1	78.8
Customer Deposits			331.0	335.6
Accrued Taxes			1,397.9	1,476.4
Accrued Interest			324.2	267.6
Obligations Under Operating Leases			240.6	241.3
Regulatory Liability for Over-Recovered Fuel Costs			39.1	52.6
Other Current Liabilities			965.7	1,199.3
TOTAL CURRENT LIABILITIES			10,220.1	9,926.7

NONCURRENT LIABILITIES
Long-term Debt (March 31, 2021 and December 31, 2020 Amounts Include $921.1 and $950.1, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			30,214.8	28,986.4
Long-term Risk Management Liabilities			273.0	232.8
Deferred Income Taxes			8,349.9	8,240.9
Regulatory Liabilities and Deferred Investment Tax Credits			8,466.1	8,378.7
Asset Retirement Obligations			2,483.7	2,469.2
Employee Benefits and Pension Obligations			343.4	336.4
Obligations Under Operating Leases			625.1	638.4
Deferred Credits and Other Noncurrent Liabilities			733.7	728.0
TOTAL NONCURRENT LIABILITIES			51,489.7	50,010.8

TOTAL LIABILITIES			61,709.8	59,937.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			55.3	45.2
TOTAL MEZZANINE EQUITY			55.3	45.2

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2021	2020
Shares Authorized	600,000,000	600,000,000
Shares Issued	519,450,026	516,808,354
(20,204,160 Shares were Held in Treasury as of March 31, 2021 and December 31, 2020, Respectively)			3,376.4	3,359.3
Paid-in Capital			6,734.5	6,588.9
Retained Earnings			10,892.7	10,687.8
Accumulated Other Comprehensive Income (Loss)			(30.8)	(85.1)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			20,972.8	20,550.9

Noncontrolling Interests			247.2	223.6

TOTAL EQUITY			21,220.0	20,774.5

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$82,985.1	$80,757.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net Income	$578.8	$499.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	696.3	672.2
Rockport Plant, Unit 2 Operating Lease Amortization	32.8	34.1
Deferred Income Taxes	44.3	27.9
Allowance for Equity Funds Used During Construction	(33.4)	(31.4)
Mark-to-Market of Risk Management Contracts	21.0	57.4
Amortization of Nuclear Fuel	22.7	23.4
Property Taxes	(74.8)	(59.8)
Deferred Fuel Over/Under-Recovery, Net	(1,225.1)	63.1
Change in Other Noncurrent Assets	(168.9)	(84.9)
Change in Other Noncurrent Liabilities	83.5	(74.8)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(12.9)	(32.6)
Fuel, Materials and Supplies	39.5	(35.8)
Accounts Payable	171.8	(111.1)
Accrued Taxes, Net	(80.8)	(93.9)
Other Current Assets	(26.3)	5.3
Other Current Liabilities	(185.7)	(242.7)
Net Cash Flows from (Used for) Operating Activities	(117.2)	615.7

INVESTING ACTIVITIES
Construction Expenditures	(1,492.7)	(1,792.7)
Purchases of Investment Securities	(337.6)	(632.7)
Sales of Investment Securities	325.5	635.6
Acquisitions of Nuclear Fuel	(55.9)	(1.3)
Acquisition of the Dry Lake Solar Project	(102.9)	—
Other Investing Activities	29.4	25.1
Net Cash Flows Used for Investing Activities	(1,634.2)	(1,766.0)

FINANCING ACTIVITIES
Issuance of Common Stock	184.6	56.1
Issuance of Long-term Debt	1,951.5	1,418.9
Issuance of Short-term Debt with Original Maturities greater than 90 Days	644.2	1,297.5
Change in Short-term Debt with Original Maturities less than 90 Days, Net	16.9	328.3
Retirement of Long-term Debt	(650.7)	(300.5)
Redemption of Short-term Debt with Original Maturities Greater than 90 Days	(92.0)	—
Principal Payments for Finance Lease Obligations	(15.0)	(15.4)
Dividends Paid on Common Stock	(372.0)	(363.7)
Other Financing Activities	(30.4)	(32.7)
Net Cash Flows from Financing Activities	1,637.1	2,388.5

Net Increase (Decrease) in Cash and Cash Equivalents	(114.3)	1,238.2
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	438.3	432.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$324.0	$1,670.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$220.5	$212.6
Net Cash Paid (Received) for Income Taxes	(0.2)	(0.6)
Noncash Acquisitions Under Finance Leases	9.0	19.4
Construction Expenditures Included in Current Liabilities as of March 31,	762.7	874.1
Construction Expenditures Included in Noncurrent Liabilities as of March 31,	—	8.3
Acquisition of Nuclear Fuel Included in Current Liabilities as of March 31,	6.7	—
Expected Reimbursement for Spent Nuclear Fuel Dry Cask Storage	0.1	1.3
Noncontrolling Interest Assumed with the Dry Lake Solar Project Acquisition	18.9	—

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AEP TEXAS INC.
AND SUBSIDIARIES

AEP TEXAS INC. AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2021	2020
	(in millions of KWhs)
Retail:
Residential	2,818	2,466
Commercial	2,074	2,357
Industrial	1,880	2,365
Miscellaneous	137	152
Total Retail	6,909	7,340

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2021	2020
	(in degree days)
Actual – Heating (a)	315	91
Normal – Heating (b)	185	185

Actual – Cooling (c)	137	231
Normal – Cooling (b)	126	125

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 70 degree temperature base.

First Quarter of 2021 Compared to First Quarter of 2020

AEP Texas Inc. and Subsidiaries
Reconciliation of First Quarter of 2020 to First Quarter of 2021
Net Income
(in millions)

First Quarter of 2020	$47.6

Changes in Gross Margin:
Retail Margins	(6.3)
Margins from Off-system Sales	(30.2)
Transmission Revenues	15.3
Other Revenues	(38.2)
Total Change in Gross Margin	(59.4)

Changes in Expenses and Other:
Other Operation and Maintenance	(3.2)
Depreciation and Amortization	65.0
Taxes Other Than Income Taxes	(2.3)
Interest Income	(0.4)
Allowance for Equity Funds Used During Construction	(1.0)
Interest Expense	(0.5)
Total Change in Expenses and Other	57.6

Income Tax Expense	0.3

First Quarter of 2021	$46.1

The major components of the decrease in Gross Margin were as follows:

•Retail Margins decreased $6 million primarily due to the following:
•A $25 million decrease in weather-normalized margins primarily in the residential and commercial classes.
•A $15 million decrease due to refunds of Excess ADIT and excess federal income taxes collected as a result of Tax Reform.
These decreases were partially offset by:
•A $19 million increase in weather-related usage primarily due to a 246% increase in heating degree days, partially offset by a 41% decrease in cooling degree days.
•A $10 million increase from interim rate increases driven by increased distribution investment.
•A $6 million increase from interim rate increases driven by increased transmission investment.
•Margins from Off-system Sales decreased $30 million due to lower Oklaunion Power Station PPA revenues. Oklaunion Power Station was retired in September 2020 and sold to a nonaffiliated third-party in October 2020. This decrease was partially offset in Depreciation and Amortization expenses below.
•Transmission Revenues increased $15 million primarily due to:
•A $19 million increase from interim rate increases driven by increased transmission investment.
This increase was partially offset by:
•A $4 million decrease due to refunds to customers associated with the most recent base rate case. This decrease was offset in Other Revenues below.
•Other Revenues decreased $38 million primarily due to the following:
•A $46 million decrease in securitization revenues primarily due to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset below in Depreciation and Amortization expenses and in Interest Expense.

This decrease was partially offset by:
•An $8 million increase in revenues due to the amortization of a provision for refund recorded as part of the most recent base rate case. This increase was partially offset in Retail Margins and Transmission Revenues above.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $3 million primarily due to the following:
•A $5 million increase in transmission expenses, partially offset in Gross Margin above.
This increase was partially offset by:
•A $2 million decrease primarily related to distribution-related expenses.
•Depreciation and Amortization expenses decreased $65 million primarily due to the following:
•A $44 million decrease in securitization amortizations primarily related to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. The securitization decrease was offset in Other Revenues above.
•A $16 million decrease in depreciation expense due to the retirement of the Oklaunion Power Station in September 2020. This decrease was partially offset above in Margins from Off-system Sales and Other Operation and Maintenance expenses.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Electric Transmission and Distribution	$361.7	$391.6
Sales to AEP Affiliates	1.0	31.1
Other Revenues	1.5	0.9
TOTAL REVENUES	364.2	423.6

EXPENSES
Other Operation	122.2	117.5
Maintenance	19.1	20.6
Depreciation and Amortization	97.5	162.5
Taxes Other Than Income Taxes	36.3	34.0
TOTAL EXPENSES	275.1	334.6

OPERATING INCOME	89.1	89.0

Other Income (Expense):
Interest Income	0.2	0.6
Allowance for Equity Funds Used During Construction	4.1	5.1
Non-Service Cost Components of Net Periodic Benefit Cost	2.8	2.8
Interest Expense	(43.0)	(42.5)

INCOME BEFORE INCOME TAX EXPENSE	53.2	55.0

Income Tax Expense	7.1	7.4

NET INCOME	$46.1	$47.6

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income	$46.1	$47.6

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 in 2021 and 2020, Respectively	0.3	0.3

TOTAL COMPREHENSIVE INCOME	$46.4	$47.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	$1,457.9	$1,516.0	$(12.8)	$2,961.1

Net Income		47.6		47.6
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2020	$1,457.9	$1,563.6	$(12.5)	$3,009.0

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$1,457.9	$1,757.0	$(8.9)	$3,206.0

Net Income		46.1		46.1
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	$1,457.9	$1,803.1	$(8.6)	$3,252.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (March 31, 2021 and December 31, 2020 Amounts Include $39.3 and $28.7, Respectively, Related to Transition Funding and Restoration Funding)	39.3	28.7
Advances to Affiliates	6.8	7.1
Accounts Receivable:
Customers	129.3	112.8
Affiliated Companies	7.2	5.1
Accrued Unbilled Revenues	58.2	65.8
Allowance for Uncollectible Accounts	(4.3)	(0.1)
Total Accounts Receivable	190.4	183.6
Materials and Supplies	69.8	70.0
Accrued Tax Benefits	11.4	16.8
Prepayments and Other Current Assets	4.7	4.6
TOTAL CURRENT ASSETS	322.5	310.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	5,434.7	5,279.6
Distribution	4,654.2	4,580.8
Other Property, Plant and Equipment	885.0	868.4
Construction Work in Progress	567.8	614.1
Total Property, Plant and Equipment	11,541.7	11,342.9
Accumulated Depreciation and Amortization	1,565.9	1,529.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,975.8	9,813.6

OTHER NONCURRENT ASSETS
Regulatory Assets	274.5	266.8
Securitized Assets (March 31, 2021 and December 31, 2020 Amounts Include $428.6 and $446.8, Respectively, Related to Transition Funding and Restoration Funding)	428.6	446.8
Deferred Charges and Other Noncurrent Assets	261.6	192.1
TOTAL OTHER NONCURRENT ASSETS	964.7	905.7

TOTAL ASSETS	$11,263.0	$11,030.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2021 and December 31, 2020
(in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT LIABILITIES
Advances from Affiliates	$284.0	$67.1
Accounts Payable:
General	198.8	231.7
Affiliated Companies	24.4	44.0
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2021 and December 31, 2020 Amounts Include $88.9 and $88.7, Respectively, Related to Transition Funding and Restoration Funding)	88.9	88.7
Accrued Taxes	107.1	78.3
Accrued Interest (March 31, 2021 and December 31, 2020 Amounts Include $3.2 and $2.5, Respectively, Related to Transition Funding and Restoration Funding)	54.7	43.9
Obligations Under Operating Leases	14.5	14.5
Other Current Liabilities	83.4	108.6
TOTAL CURRENT LIABILITIES	855.8	676.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (March 31, 2021 and December 31, 2020 Amounts Include $392.7 and $403.9, Respectively, Related to Transition Funding and Restoration Funding)	4,721.3	4,731.7
Deferred Income Taxes	1,024.3	1,016.7
Regulatory Liabilities and Deferred Investment Tax Credits	1,272.0	1,270.8
Obligations Under Operating Leases	68.9	71.0
Deferred Credits and Other Noncurrent Liabilities	68.3	57.2
TOTAL NONCURRENT LIABILITIES	7,154.8	7,147.4

TOTAL LIABILITIES	8,010.6	7,824.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	1,457.9	1,457.9
Retained Earnings	1,803.1	1,757.0
Accumulated Other Comprehensive Income (Loss)	(8.6)	(8.9)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,252.4	3,206.0

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$11,263.0	$11,030.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net Income	$46.1	$47.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	97.5	162.5
Deferred Income Taxes	1.7	(7.6)
Allowance for Equity Funds Used During Construction	(4.1)	(5.1)
Property Taxes	(71.1)	(69.3)
Change in Other Noncurrent Assets	(14.8)	(10.8)
Change in Other Noncurrent Liabilities	14.7	3.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(6.8)	(34.3)
Fuel, Materials and Supplies	0.3	(7.6)
Accounts Payable	1.4	2.4
Accrued Taxes, Net	34.1	38.9
Other Current Assets	0.3	(1.4)
Other Current Liabilities	(15.2)	(4.6)
Net Cash Flows from Operating Activities	84.1	113.9

INVESTING ACTIVITIES
Construction Expenditures	(295.1)	(327.5)
Change in Advances to Affiliates, Net	0.3	200.1
Other Investing Activities	17.0	7.4
Net Cash Flows Used for Investing Activities	(277.8)	(120.0)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	216.9	63.9
Retirement of Long-term Debt – Nonaffiliated	(11.2)	(114.3)
Principal Payments for Finance Lease Obligations	(1.7)	(1.5)
Other Financing Activities	0.3	0.4
Net Cash Flows from (Used for) Financing Activities	204.3	(51.5)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash for Securitized Transition Funding	10.6	(57.6)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	28.8	157.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$39.4	$100.2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$30.0	$21.1
Noncash Acquisitions Under Finance Leases	0.8	3.7
Construction Expenditures Included in Current Liabilities as of March 31,	120.5	175.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of March 31,
	2021	2020
	(in millions)
Plant In Service	$10,144.5	$8,684.9
Construction Work in Progress	1,549.5	1,536.3
Accumulated Depreciation and Amortization	623.6	445.8
Total Transmission Property, Net	$11,070.4	$9,775.4

First Quarter of 2021 Compared to First Quarter of 2020

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of First Quarter of 2020 to First Quarter of 2021
Net Income
(in millions)

First Quarter of 2020	$117.8

Changes in Transmission Revenues:
Transmission Revenues	66.1
Total Change in Transmission Revenues	66.1

Changes in Expenses and Other:
Other Operation and Maintenance	2.3
Depreciation and Amortization	(14.6)
Taxes Other Than Income Taxes	(7.4)
Interest Income	(0.7)
Allowance for Equity Funds Used During Construction	0.5
Interest Expense	(4.5)
Total Change in Expenses and Other	(24.4)

Income Tax Expense	(7.8)

First Quarter of 2021	$151.7

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $66 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•Depreciation and Amortization expenses increased $15 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $7 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $5 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $8 million primarily due to an increase in pretax book income.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Transmission Revenues	$76.0	$61.3
Sales to AEP Affiliates	285.6	233.7
Other Revenues	0.1	0.6
TOTAL REVENUES	361.7	295.6

EXPENSES
Other Operation	21.1	23.8
Maintenance	3.6	3.2
Depreciation and Amortization	70.6	56.0
Taxes Other Than Income Taxes	57.8	50.4
TOTAL EXPENSES	153.1	133.4

OPERATING INCOME	208.6	162.2

Other Income (Expense):
Interest Income - Affiliated	0.1	0.8
Allowance for Equity Funds Used During Construction	16.7	16.2
Interest Expense	(34.1)	(29.6)

INCOME BEFORE INCOME TAX EXPENSE	191.3	149.6

Income Tax Expense	39.6	31.8

NET INCOME	$151.7	$117.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2019	$2,480.6	$1,528.9	$4,009.5

Capital Contribution from Member	185.0		185.0
Net Income		117.8	117.8
TOTAL MEMBER'S EQUITY – MARCH 31, 2020	$2,665.6	$1,646.7	$4,312.3

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2020	$2,765.6	$1,947.3	$4,712.9

Capital Contribution from Member	124.0		124.0
Net Income		151.7	151.7
TOTAL MEMBER'S EQUITY – MARCH 31, 2021	$2,889.6	$2,099.0	$4,988.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT ASSETS
Advances to Affiliates	$106.1	$109.1
Accounts Receivable:
Customers	25.6	22.9
Affiliated Companies	95.0	81.2
Total Accounts Receivable	120.6	104.1
Materials and Supplies	8.8	8.5
Prepayments and Other Current Assets	3.4	14.1
TOTAL CURRENT ASSETS	238.9	235.8

TRANSMISSION PROPERTY
Transmission Property	9,788.3	9,593.5
Other Property, Plant and Equipment	356.2	329.5
Construction Work in Progress	1,549.5	1,422.6
Total Transmission Property	11,694.0	11,345.6
Accumulated Depreciation and Amortization	623.6	572.8
TOTAL TRANSMISSION PROPERTY – NET	11,070.4	10,772.8

OTHER NONCURRENT ASSETS
Regulatory Assets	14.0	15.1
Deferred Property Taxes	190.1	220.1
Deferred Charges and Other Noncurrent Assets	1.7	2.2
TOTAL OTHER NONCURRENT ASSETS	205.8	237.4

TOTAL ASSETS	$11,515.1	$11,246.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
March 31, 2021 and December 31, 2020
(in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT LIABILITIES
Advances from Affiliates	$229.3	$156.7
Accounts Payable:
General	325.3	380.4
Affiliated Companies	72.2	97.3
Long-term Debt Due Within One Year – Nonaffiliated	50.0	50.0
Accrued Taxes	373.2	418.1
Accrued Interest	48.2	23.9
Obligations Under Operating Leases	0.8	1.2
Other Current Liabilities	12.3	9.9
TOTAL CURRENT LIABILITIES	1,111.3	1,137.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,899.0	3,898.5
Deferred Income Taxes	917.2	906.9
Regulatory Liabilities	597.1	581.8
Obligations Under Operating Leases	0.4	0.4
Deferred Credits and Other Noncurrent Liabilities	1.5	8.0
TOTAL NONCURRENT LIABILITIES	5,415.2	5,395.6

TOTAL LIABILITIES	6,526.5	6,533.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	2,889.6	2,765.6
Retained Earnings	2,099.0	1,947.3
TOTAL MEMBER’S EQUITY	4,988.6	4,712.9

TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,515.1	$11,246.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net Income	$151.7	$117.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	70.6	56.0
Deferred Income Taxes	8.3	13.7
Allowance for Equity Funds Used During Construction	(16.7)	(16.2)
Property Taxes	30.0	28.4
Change in Other Noncurrent Assets	1.4	2.4
Change in Other Noncurrent Liabilities	0.6	0.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(16.5)	(22.0)
Materials and Supplies	(0.3)	0.4
Accounts Payable	(18.9)	22.7
Accrued Taxes, Net	(35.1)	(37.8)
Accrued Interest	24.3	19.4
Other Current Assets	0.9	0.4
Other Current Liabilities	1.4	1.2
Net Cash Flows from Operating Activities	201.7	187.0

INVESTING ACTIVITIES
Construction Expenditures	(400.5)	(491.5)
Change in Advances to Affiliates, Net	3.0	(43.0)
Other Investing Activities	(0.8)	2.1
Net Cash Flows Used for Investing Activities	(398.3)	(532.4)

FINANCING ACTIVITIES
Capital Contributions from Member	124.0	185.0
Change in Advances from Affiliates, Net	72.6	160.4
Net Cash Flows from Financing Activities	196.6	345.4

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$8.9	$9.3
Net Cash Paid for Income Taxes	—	0.1
Construction Expenditures Included in Current Liabilities as of March 31,	244.5	290.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2021	2020
	(in millions of KWhs)
Retail:
Residential	3,695	3,169
Commercial	1,457	1,477
Industrial	2,078	2,237
Miscellaneous	200	207
Total Retail	7,430	7,090

Wholesale	948	472

Total KWhs	8,378	7,562

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2021	2020
	(in degree days)
Actual – Heating (a)	1,284	953
Normal – Heating (b)	1,315	1,324

Actual – Cooling (c)	4	20
Normal – Cooling (b)	6	6

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2021 Compared to First Quarter of 2020

Appalachian Power Company and Subsidiaries
Reconciliation of First Quarter of 2020 to First Quarter of 2021
Net Income
(in millions)

First Quarter of 2020	$115.3

Changes in Gross Margin:
Retail Margins	40.9
Margins from Off-system Sales	0.9
Transmission Revenues	7.1
Other Revenues	(1.7)
Total Change in Gross Margin	47.2

Changes in Expenses and Other:
Other Operation and Maintenance	(31.3)
Depreciation and Amortization	(13.6)
Taxes Other Than Income Taxes	0.2
Allowance for Equity Funds Used During Construction	1.1
Interest Expense	(1.8)
Total Change in Expenses and Other	(45.4)

Income Tax Expense	5.4

First Quarter of 2021	$122.5

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $41 million primarily due to the following:
•A $33 million increase in weather-related usage primarily driven by a 35% increase in heating degree days.
•A $14 million increase due to rider revenues primarily in West Virginia. This increase was partially offset in other expense items below.
These increases were partially offset by:
•An $8 million decrease in weather-normalized margins primarily in the commercial and industrial classes, partially offset in the residential class.
•Transmission Revenues increased $7 million primarily due to an increase in transmission investment. This increase is partially offset in Depreciation and Amortization expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $31 million primarily due to the following:
•A $13 million increase in distribution expense primarily due to vegetation management expenses. This increase was offset in Retail Margins above.
•A $10 million increase in transmission expenses primarily due to an $8 million increase in recoverable PJM expenses. This increase was partially offset in Retail Margins above.
•Depreciation and Amortization expenses increased $14 million primarily due to an increase in depreciation rates and a higher depreciable base. This increase is partially offset in Transmission Revenues above.
•Income Tax Expense decreased $5 million primarily due to an increase in amortization of Excess ADIT. The increase in amortization of Excess ADIT is partially offset above in Gross Margin.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended
	Three Months Ended March 31,
	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$764.2	$697.0
Sales to AEP Affiliates	50.1	49.7
Other Revenues	2.7	2.7
TOTAL REVENUES	817.0	749.4

EXPENSES
Fuel and Other Consumables Used for Electric Generation	163.9	111.0
Purchased Electricity for Resale	90.1	122.6
Other Operation	150.4	134.0
Maintenance	65.2	50.3
Depreciation and Amortization	135.8	122.2
Taxes Other Than Income Taxes	37.7	37.9
TOTAL EXPENSES	643.1	578.0

OPERATING INCOME	173.9	171.4

Other Income (Expense):
Interest Income	0.3	0.3
Allowance for Equity Funds Used During Construction	3.5	2.4
Non-Service Cost Components of Net Periodic Benefit Cost	4.7	4.7
Interest Expense	(54.9)	(53.1)

INCOME BEFORE INCOME TAX EXPENSE	127.5	125.7

Income Tax Expense	5.0	10.4

NET INCOME	$122.5	$115.3

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net Income	$122.5	$115.3

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $2.4 and $(1.1) in 2021 and 2020, Respectively	9.0	(4.2)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.3) and $(0.3) in 2021 and 2020, Respectively	(1.1)	(0.9)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	7.9	(5.1)

TOTAL COMPREHENSIVE INCOME	$130.4	$110.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2019	$260.4	$1,828.7	$2,078.3	$5.0	$4,172.4

Common Stock Dividends			(50.0)		(50.0)
Net Income			115.3		115.3
Other Comprehensive Loss				(5.1)	(5.1)
TOTAL COMMON SHAREHOLDER’S EQUITY - MARCH 31, 2020	$260.4	$1,828.7	$2,143.6	$(0.1)	$4,232.6

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2020	$260.4	$1,828.7	$2,248.0	$7.2	$4,344.3

Common Stock Dividends			(12.5)		(12.5)
Net Income			122.5		122.5
Other Comprehensive Income				7.9	7.9
TOTAL COMMON SHAREHOLDER’S EQUITY - MARCH 31, 2021	$260.4	$1,828.7	$2,358.0	$15.1	$4,462.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$4.8	$5.8
Restricted Cash for Securitized Funding	11.6	16.9
Advances to Affiliates	261.1	21.4
Accounts Receivable:
Customers	146.4	142.8
Affiliated Companies	64.9	64.3
Accrued Unbilled Revenues	50.7	80.1
Miscellaneous	0.3	0.3
Allowance for Uncollectible Accounts	(2.1)	(3.1)
Total Accounts Receivable	260.2	284.4
Fuel	166.9	193.6
Materials and Supplies	101.2	99.6
Risk Management Assets	6.9	22.4
Regulatory Asset for Under-Recovered Fuel Costs	15.3	5.3
Prepayments and Other Current Assets	24.7	24.7
TOTAL CURRENT ASSETS	852.7	674.1

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,643.9	6,633.7
Transmission	3,931.7	3,900.5
Distribution	4,511.5	4,464.3
Other Property, Plant and Equipment	644.2	627.2
Construction Work in Progress	525.9	484.6
Total Property, Plant and Equipment	16,257.2	16,110.3
Accumulated Depreciation and Amortization	4,802.0	4,716.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	11,455.2	11,394.1

OTHER NONCURRENT ASSETS
Regulatory Assets	727.1	686.3
Securitized Assets	203.9	210.1
Employee Benefits and Pension Assets	152.3	150.1
Operating Lease Assets	76.3	78.8
Deferred Charges and Other Noncurrent Assets	130.1	121.7
TOTAL OTHER NONCURRENT ASSETS	1,289.7	1,247.0

TOTAL ASSETS	$13,597.6	$13,315.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2021 and December 31, 2020
(Unaudited)

	March 31,	December 31,
	2021	2020
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$18.6
Accounts Payable:
General	247.1	212.0
Affiliated Companies	99.3	97.1
Long-term Debt Due Within One Year – Nonaffiliated	168.5	518.3
Customer Deposits	75.0	77.8
Accrued Taxes	114.4	109.9
Accrued Interest	73.8	49.9
Obligations Under Operating Leases	14.9	14.9
Other Current Liabilities	107.9	119.2
TOTAL CURRENT LIABILITIES	900.9	1,217.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,797.7	4,315.8
Deferred Income Taxes	1,763.1	1,749.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,215.6	1,224.7
Asset Retirement Obligations	305.5	304.8
Employee Benefits and Pension Obligations	44.0	44.0
Obligations Under Operating Leases	61.9	64.4
Deferred Credits and Other Noncurrent Liabilities	46.7	49.6
TOTAL NONCURRENT LIABILITIES	8,234.5	7,753.2

TOTAL LIABILITIES	9,135.4	8,970.9

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,828.7	1,828.7
Retained Earnings	2,358.0	2,248.0
Accumulated Other Comprehensive Income (Loss)	15.1	7.2
TOTAL COMMON SHAREHOLDER’S EQUITY	4,462.2	4,344.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$13,597.6	$13,315.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net Income	$122.5	$115.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	135.8	122.2
Deferred Income Taxes	(1.7)	(5.1)
Allowance for Equity Funds Used During Construction	(3.5)	(2.4)
Mark-to-Market of Risk Management Contracts	12.1	29.6
Deferred Fuel Over/Under-Recovery, Net	(6.4)	7.6
Change in Other Noncurrent Assets	(54.3)	(24.4)
Change in Other Noncurrent Liabilities	6.8	(16.1)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	25.1	(2.6)
Fuel, Materials and Supplies	25.2	(5.5)
Accounts Payable	46.0	(86.6)
Accrued Taxes, Net	8.2	14.5
Other Current Assets	(3.6)	19.2
Other Current Liabilities	3.1	(11.1)
Net Cash Flows from Operating Activities	315.3	154.6

INVESTING ACTIVITIES
Construction Expenditures	(187.5)	(219.1)
Change in Advances to Affiliates, Net	(239.7)	0.3
Other Investing Activities	6.6	1.1
Net Cash Flows Used for Investing Activities	(420.6)	(217.7)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	494.3	—
Change in Advances from Affiliates, Net	(18.6)	118.6
Retirement of Long-term Debt – Nonaffiliated	(362.5)	(12.2)
Principal Payments for Finance Lease Obligations	(1.9)	(1.8)
Dividends Paid on Common Stock	(12.5)	(50.0)
Other Financing Activities	0.2	0.2
Net Cash Flows from Financing Activities	99.0	54.8

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(6.3)	(8.3)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	22.7	26.8
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$16.4	$18.5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$28.9	$31.9
Noncash Acquisitions Under Finance Leases	0.4	1.9
Construction Expenditures Included in Current Liabilities as of March 31,	96.1	103.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2021	2020
	(in millions of KWhs)
Retail:
Residential	1,532	1,455
Commercial	1,078	1,122
Industrial	1,802	1,845
Miscellaneous	17	18
Total Retail	4,429	4,440

Wholesale	1,945	1,693

Total KWhs	6,374	6,133

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2021	2020
	(in degree days)
Actual – Heating (a)	2,056	1,836
Normal – Heating (b)	2,170	2,182

Actual – Cooling (c)	—	—
Normal – Cooling (b)	1	2

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2021 Compared to First Quarter of 2020

Indiana Michigan Power Company and Subsidiaries
Reconciliation of First Quarter of 2020 to First Quarter of 2021
Net Income
(in millions)

First Quarter of 2020	$92.3

Changes in Gross Margin:
Retail Margins	(2.6)
Margins from Off-system Sales	(0.3)
Transmission Revenues	(0.5)
Other Revenues	1.9
Total Change in Gross Margin	(1.5)

Changes in Expenses and Other:
Other Operation and Maintenance	(9.8)
Depreciation and Amortization	(15.3)
Taxes Other Than Income Taxes	0.2
Other Income	0.5
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	3.4
Total Change in Expenses and Other	(21.1)

Income Tax Expense	1.1

First Quarter of 2021	$70.8

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins decreased $3 million primarily due to the following:
•A $16 million decrease in weather-normalized wholesale margins, including the loss of a significant wholesale contract.
•A $7 million decrease in weather-normalized retail margins.
These decreases were partially offset by:
•A $12 million increase due to the Indiana and Michigan base rate cases and rider revenues. This increase was partially offset in other expense items below.
•An $8 million increase in weather-related usage primarily due to a 12% increase in heating degree days.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $10 million primarily due to the following:
•A $9 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses. This increase was partially offset in Retail Margins above.
•A $4 million increase due to a decreased Nuclear Electric Insurance Limited distribution in 2021.
•A $4 million increase in employee-related expenses.
These increases were partially offset by:
•A $5 million decrease in customer service and information expenses primarily due to an Indiana order to refund an over collection of Demand Side Management expenses. This decrease was offset in Retail Margins above.
•A $3 million decrease in Cook Plant refueling outage expenses.
•Depreciation and Amortization expenses increased $15 million primarily due to a higher depreciable base and an increase in depreciation rates. This increase was partially offset in Retail Margins above.
•Interest Expense decreased $3 million primarily due to a decrease in interest rates on variable rate notes.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$547.7	$553.4
Sales to AEP Affiliates	0.8	2.9
Other Revenues – Affiliated	14.3	12.5
Other Revenues – Nonaffiliated	1.7	1.5
TOTAL REVENUES	564.5	570.3

EXPENSES
Fuel and Other Consumables Used for Electric Generation	36.3	53.2
Purchased Electricity for Resale	47.3	50.1
Purchased Electricity from AEP Affiliates	51.6	36.2
Other Operation	154.6	144.7
Maintenance	49.0	49.1
Depreciation and Amortization	109.2	93.9
Taxes Other Than Income Taxes	26.2	26.4
TOTAL EXPENSES	474.2	453.6

OPERATING INCOME	90.3	116.7

Other Income (Expense):
Other Income	3.0	2.5
Non-Service Cost Components of Net Periodic Benefit Cost	4.1	4.2
Interest Expense	(27.3)	(30.7)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	70.1	92.7

Income Tax Expense (Benefit)	(0.7)	0.4

NET INCOME	$70.8	$92.3

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income	$70.8	$92.3

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 in 2021 and 2020, Respectively	0.5	0.4

TOTAL COMPREHENSIVE INCOME	$71.3	$92.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2019	$56.6	$980.9	$1,518.5	$(11.6)	$2,544.4

Common Stock Dividends			(21.3)		(21.3)
ASU 2016-13 Adoption			0.4		0.4
Net Income			92.3		92.3
Other Comprehensive Income				0.4	0.4
TOTAL COMMON SHAREHOLDER’S EQUITY - MARCH 31, 2020	$56.6	$980.9	$1,589.9	$(11.2)	$2,616.2

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2020	$56.6	$980.9	$1,718.7	$(7.0)	$2,749.2

Common Stock Dividends			(25.0)		(25.0)
Net Income			70.8		70.8
Other Comprehensive Income				0.5	0.5
TOTAL COMMON SHAREHOLDER’S EQUITY - MARCH 31, 2021	$56.6	$980.9	$1,764.5	$(6.5)	$2,795.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$2.8	$3.3
Advances to Affiliates	13.3	13.3
Accounts Receivable:
Customers	32.7	44.0
Affiliated Companies	48.8	51.3
Accrued Unbilled Revenues	0.4	—
Miscellaneous	1.6	2.0
Allowance for Uncollectible Accounts	(0.4)	(0.3)
Total Accounts Receivable	83.1	97.0
Fuel	80.2	86.0
Materials and Supplies	172.8	175.8
Risk Management Assets	0.9	3.6
Accrued Tax Benefits	1.0	10.3
Regulatory Asset for Under-Recovered Fuel Costs	3.2	5.4
Prepayments and Other Current Assets	17.9	24.1
TOTAL CURRENT ASSETS	375.2	418.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,302.4	5,264.7
Transmission	1,696.9	1,696.4
Distribution	2,634.3	2,594.6
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	707.4	686.7
Construction Work in Progress	369.5	362.4
Total Property, Plant and Equipment	10,710.5	10,604.8
Accumulated Depreciation, Depletion and Amortization	3,647.3	3,552.5
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,063.2	7,052.3

OTHER NONCURRENT ASSETS
Regulatory Assets	403.4	404.8
Spent Nuclear Fuel and Decommissioning Trusts	3,414.3	3,306.7
Operating Lease Assets	196.8	218.1
Deferred Charges and Other Noncurrent Assets	241.3	237.6
TOTAL OTHER NONCURRENT ASSETS	4,255.8	4,167.2

TOTAL ASSETS	$11,694.2	$11,638.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2021 and December 31, 2020
(dollars in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT LIABILITIES
Advances from Affiliates	$124.6	$103.0
Accounts Payable:
General	113.7	153.2
Affiliated Companies	70.9	80.5
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2021 and December 31, 2020 Amounts Include $69.2 and $75.7, Respectively, Related to DCC Fuel)	363.1	369.6
Customer Deposits	43.5	41.7
Accrued Taxes	114.8	102.5
Accrued Interest	19.7	35.6
Obligations Under Operating Leases	85.5	85.6
Regulatory Liability for Over-Recovered Fuel Costs	9.3	20.8
Other Current Liabilities	82.6	112.0
TOTAL CURRENT LIABILITIES	1,027.7	1,104.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,643.2	2,660.3
Deferred Income Taxes	1,064.9	1,064.4
Regulatory Liabilities and Deferred Investment Tax Credits	2,111.8	2,041.9
Asset Retirement Obligations	1,830.9	1,812.9
Obligations Under Operating Leases	131.3	135.9
Deferred Credits and Other Noncurrent Liabilities	88.9	69.2
TOTAL NONCURRENT LIABILITIES	7,871.0	7,784.6

TOTAL LIABILITIES	8,898.7	8,889.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	980.9	980.9
Retained Earnings	1,764.5	1,718.7
Accumulated Other Comprehensive Income (Loss)	(6.5)	(7.0)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,795.5	2,749.2

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$11,694.2	$11,638.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net Income	$70.8	$92.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	109.2	93.9
Rockport Plant, Unit 2 Operating Lease Amortization	16.6	17.3
Deferred Income Taxes	(12.1)	(16.3)
Amortization of Incremental Nuclear Refueling Outage Expenses, Net	4.9	15.2
Allowance for Equity Funds Used During Construction	(3.5)	(2.0)
Mark-to-Market of Risk Management Contracts	2.7	4.4
Amortization of Nuclear Fuel	22.7	23.4
Deferred Fuel Over/Under-Recovery, Net	(9.3)	22.5
Change in Other Noncurrent Assets	2.6	(2.9)
Change in Other Noncurrent Liabilities	24.1	10.0
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	14.4	8.6
Fuel, Materials and Supplies	8.8	(16.2)
Accounts Payable	(14.8)	(21.6)
Accrued Taxes, Net	21.6	25.0
Other Current Assets	5.2	18.2
Other Current Liabilities	(45.8)	(62.7)
Net Cash Flows from Operating Activities	218.1	209.1

INVESTING ACTIVITIES
Construction Expenditures	(120.2)	(141.4)
Change in Advances to Affiliates, Net	—	(0.1)
Purchases of Investment Securities	(336.9)	(626.0)
Sales of Investment Securities	320.0	612.4
Acquisitions of Nuclear Fuel	(55.9)	(1.3)
Other Investing Activities	3.2	4.2
Net Cash Flows Used for Investing Activities	(189.8)	(152.2)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	21.6	(10.7)
Retirement of Long-term Debt – Nonaffiliated	(24.1)	(23.7)
Principal Payments for Finance Lease Obligations	(1.5)	(1.5)
Dividends Paid on Common Stock	(25.0)	(21.3)
Other Financing Activities	0.2	0.1
Net Cash Flows Used for Financing Activities	(28.8)	(57.1)

Net Decrease in Cash and Cash Equivalents	(0.5)	(0.2)
Cash and Cash Equivalents at Beginning of Period	3.3	2.0
Cash and Cash Equivalents at End of Period	$2.8	$1.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$42.0	$44.3
Noncash Acquisitions Under Finance Leases	2.4	1.4
Construction Expenditures Included in Current Liabilities as of March 31,	50.5	67.8
Acquisition of Nuclear Fuel Included in Current Liabilities as of March 31,	6.7	—
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	0.1	1.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2021	2020
	(in millions of KWhs)
Retail:
Residential	4,106	3,834
Commercial	3,502	3,516
Industrial	3,401	3,543
Miscellaneous	29	30
Total Retail (a)	11,038	10,923

Wholesale (b)	603	390

Total KWhs	11,641	11,313

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2021	2020
	(in degree days)
Actual – Heating (a)	1,777	1,473
Normal – Heating (b)	1,883	1,898

Actual – Cooling (c)	—	3
Normal – Cooling (b)	3	3

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2021 Compared to First Quarter of 2020

Ohio Power Company and Subsidiaries
Reconciliation of First Quarter of 2020 to First Quarter of 2021
Net Income
(in millions)

First Quarter of 2020	$75.1

Changes in Gross Margin:
Retail Margins	31.1
Margins from Off-system Sales	(14.0)
Transmission Revenues	(2.9)
Other Revenues	5.5
Total Change in Gross Margin	19.7

Changes in Expenses and Other:
Other Operation and Maintenance	(14.4)
Depreciation and Amortization	(4.6)
Taxes Other Than Income Taxes	(9.3)
Carrying Costs Income	0.1
Allowance for Equity Funds Used During Construction	0.8
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	(2.7)
Total Change in Expenses and Other	(30.2)

Income Tax Expense	3.6

First Quarter of 2021	$68.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $31 million primarily due to the following:
•A $58 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $6 million increase in the Legacy Generation Resource Rider (LGRR). This increase was offset in Margins from Off-system Sales and Other Revenues below.
•A $5 million increase in rider revenues associated with the DIR. This increase was partially offset in other expense items below.
•A $5 million increase in revenues associated with a vegetation management rider. This increase was partially offset in Other Operation and Maintenance expenses below.
These increases were partially offset by:
•A $27 million decrease due to the ending of the Energy Efficiency and Peak Demand Rider in December 2020. This decrease was partially offset in Other Operation and Maintenance expenses below.
•A $16 million decrease in revenues associated with the Universal Service Fund (USF). This decrease was offset in Other Operation and Maintenance expenses below.
•Margins from Off-system Sales decreased $14 million primarily due to unfavorable deferrals of OVEC costs. This decrease was offset in Retail Margins above and Other Revenues below.
•Other Revenues increased $6 million primarily due to third-party LGRR revenue related to the recovery of OVEC costs. This increase was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $14 million primarily due to the following:
•A $51 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses. This increase was offset in Retail Margins above.
•A $5 million increase in recoverable distribution expenses primarily related to vegetation management. This increase was offset in Retail Margins above.
These increases were partially offset by:
•A $22 million decrease in energy efficiency/demand side management expenses. This decrease was partially offset within Retail Margins above.
•A $16 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset in Retail Margins above.
•A $7 million decrease in factored Customers Accounts Receivable expenses primarily due to a current year adjustment to allowance for doubtful accounts.
•Depreciation and Amortization expenses increased $5 million primarily due to a higher depreciable base of transmission and distribution assets.
•Taxes Other Than Income Taxes increased $9 million primarily due to property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Income Tax Expense decreased $4 million primarily due to a favorable prior period adjustment recognized in 2021 and a decrease in pretax book income.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Electricity, Transmission and Distribution	$716.7	$679.2
Sales to AEP Affiliates	4.8	8.4
Other Revenues	2.4	2.7
TOTAL REVENUES	723.9	690.3

EXPENSES
Purchased Electricity for Resale	175.3	149.1
Purchased Electricity from AEP Affiliates	30.1	42.4
Other Operation	184.6	177.3
Maintenance	38.7	31.6
Depreciation and Amortization	75.1	70.5
Taxes Other Than Income Taxes	121.3	112.0
TOTAL EXPENSES	625.1	582.9

OPERATING INCOME	98.8	107.4

Other Income (Expense):
Interest Income	0.2	0.2
Carrying Costs Income	0.5	0.4
Allowance for Equity Funds Used During Construction	2.7	1.9
Non-Service Cost Components of Net Periodic Benefit Cost	3.7	3.8
Interest Expense	(31.6)	(28.9)

INCOME BEFORE INCOME TAX EXPENSE	74.3	84.8

Income Tax Expense	6.1	9.7

NET INCOME	$68.2	$75.1

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income	$68.2	$75.1

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 in 2021 and 2020, Respectively	—	—

TOTAL COMPREHENSIVE INCOME	$68.2	$75.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	$321.2	$838.8	$1,348.5	$—	$2,508.5

Common Stock Dividends			(21.9)		(21.9)
ASU 2016-13 Adoption			0.3		0.3
Net Income			75.1		75.1
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2020	$321.2	$838.8	$1,402.0	$—	$2,562.0

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$321.2	$838.8	$1,532.7	$—	$2,692.7

Common Stock Dividends			(21.9)		(21.9)
Net Income			68.2		68.2
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	$321.2	$838.8	$1,579.0	$—	$2,739.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$6.1	$7.4
Advances to Affiliates	0.5	—
Accounts Receivable:
Customers	66.1	50.0
Affiliated Companies	78.3	65.1
Accrued Unbilled Revenues	15.3	14.8
Miscellaneous	7.2	3.9
Allowance for Uncollectible Accounts	(0.7)	(0.6)
Total Accounts Receivable	166.2	133.2
Materials and Supplies	67.3	66.9
Renewable Energy Credits	32.0	29.5
Prepayments and Other Current Assets	22.4	19.3
TOTAL CURRENT ASSETS	294.5	256.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	2,862.7	2,831.9
Distribution	5,806.3	5,708.3
Other Property, Plant and Equipment	938.3	899.6
Construction Work in Progress	343.8	362.3
Total Property, Plant and Equipment	9,951.1	9,802.1
Accumulated Depreciation and Amortization	2,385.4	2,350.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,565.7	7,452.1

OTHER NONCURRENT ASSETS
Regulatory Assets	392.3	385.8
Deferred Charges and Other Noncurrent Assets	536.2	616.2
TOTAL OTHER NONCURRENT ASSETS	928.5	1,002.0

TOTAL ASSETS	$8,788.7	$8,710.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2021 and December 31, 2020
(dollars in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT LIABILITIES
Advances from Affiliates	$—	$259.2
Accounts Payable:
General	174.5	181.0
Affiliated Companies	117.7	118.4
Long-term Debt Due Within One Year – Nonaffiliated	500.1	500.1
Risk Management Liabilities	8.1	8.7
Customer Deposits	54.3	55.1
Accrued Taxes	484.7	631.0
Obligations Under Operating Leases	13.1	13.1
Other Current Liabilities	132.0	139.6
TOTAL CURRENT LIABILITIES	1,484.5	1,906.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,376.2	1,930.1
Long-term Risk Management Liabilities	95.9	101.6
Deferred Income Taxes	968.8	955.1
Regulatory Liabilities and Deferred Investment Tax Credits	1,008.4	1,005.2
Obligations Under Operating Leases	77.0	79.5
Deferred Credits and Other Noncurrent Liabilities	38.9	40.0
TOTAL NONCURRENT LIABILITIES	4,565.2	4,111.5

TOTAL LIABILITIES	6,049.7	6,017.7

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock –No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	838.8	838.8
Retained Earnings	1,579.0	1,532.7
TOTAL COMMON SHAREHOLDER’S EQUITY	2,739.0	2,692.7

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$8,788.7	$8,710.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net Income	$68.2	$75.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	75.1	70.5
Deferred Income Taxes	4.5	12.9
Allowance for Equity Funds Used During Construction	(2.7)	(1.9)
Mark-to-Market of Risk Management Contracts	(6.3)	17.3
Property Taxes	78.3	74.4
Change in Other Noncurrent Assets	(20.9)	(61.5)
Change in Other Noncurrent Liabilities	3.8	(36.4)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(31.8)	(19.9)
Materials and Supplies	(3.7)	(10.2)
Accounts Payable	(6.4)	35.5
Accrued Taxes, Net	(144.7)	(141.9)
Other Current Assets	(0.2)	(2.0)
Other Current Liabilities	(2.0)	(8.4)
Net Cash Flows from Operating Activities	11.2	3.5

INVESTING ACTIVITIES
Construction Expenditures	(178.2)	(232.8)
Change in Advances to Affiliates, Net	(0.5)	—
Other Investing Activities	2.6	5.9
Net Cash Flows Used for Investing Activities	(176.1)	(226.9)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	445.8	347.1
Change in Advances from Affiliates, Net	(259.2)	(101.6)
Principal Payments for Finance Lease Obligations	(1.2)	(1.2)
Dividends Paid on Common Stock	(21.9)	(21.9)
Other Financing Activities	0.1	0.4
Net Cash Flows from Financing Activities	163.6	222.8

Net Decrease in Cash and Cash Equivalents	(1.3)	(0.6)
Cash and Cash Equivalents at Beginning of Period	7.4	3.7
Cash and Cash Equivalents at End of Period	$6.1	$3.1

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$15.8	$16.7
Noncash Acquisitions Under Finance Leases	0.4	4.3
Construction Expenditures Included in Current Liabilities as of March 31,	72.4	72.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2021	2020
	(in millions of KWhs)
Retail:
Residential	1,577	1,362
Commercial	1,050	1,055
Industrial	1,304	1,437
Miscellaneous	270	272
Total Retail	4,201	4,126

Wholesale	67	53

Total KWhs	4,268	4,179

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2021	2020
	(in degree days)
Actual – Heating (a)	1,150	799
Normal – Heating (b)	1,033	1,034

Actual – Cooling (c)	7	33
Normal – Cooling (b)	17	17

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2021 Compared to First Quarter of 2020

Public Service Company of Oklahoma
Reconciliation of First Quarter of 2020 to First Quarter of 2021
Net Loss
(in millions)

First Quarter of 2020	$(10.3)

Changes in Gross Margin:
Retail Margins (a)	4.2
Margins from Off-system Sales	(0.1)
Transmission Revenues	1.0
Other Revenues	0.1
Total Change in Gross Margin	5.2

Changes in Expenses and Other:
Other Operation and Maintenance	8.1
Depreciation and Amortization	(5.2)
Taxes Other Than Income Taxes	(1.2)
Allowance for Equity Funds Used During Construction	(0.6)
Interest Expense	1.4
Total Change in Expenses and Other	2.5

Income Tax Expense	(0.1)

First Quarter of 2021	$(2.7)

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $4 million primarily due to the following:
•A $3 million increase in weather-related usage due to a 44% increase in heating degree days.
•A $2 million increase in revenue from rate riders. This increase was partially offset in other expense items below.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses decreased $8 million primarily due to a decrease in employee-related expenses.
•Depreciation and Amortization increased $5 million primarily due to a higher depreciable base and amortization of protected Excess ADIT.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$293.6	$295.4
Sales to AEP Affiliates	1.0	1.1
Other Revenues	1.5	0.8
TOTAL REVENUES	296.1	297.3

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	120.9	127.3
Other Operation	79.1	87.2
Maintenance	24.4	24.4
Depreciation and Amortization	49.9	44.7
Taxes Other Than Income Taxes	12.5	11.3
TOTAL EXPENSES	286.8	294.9

OPERATING INCOME	9.3	2.4

Other Income (Expense):
Interest Income	0.1	0.1
Allowance for Equity Funds Used During Construction	0.4	1.0
Non-Service Cost Components of Net Periodic Benefit Cost	2.1	2.1
Interest Expense	(14.4)	(15.8)

LOSS BEFORE INCOME TAX EXPENSE	(2.5)	(10.2)

Income Tax Expense	0.2	0.1

NET LOSS	$(2.7)	$(10.3)

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Loss	$(2.7)	$(10.3)

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $(0.1) in 2021 and 2020, Respectively	(0.1)	(0.2)

TOTAL COMPREHENSIVE LOSS	$(2.8)	$(10.5)

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	$157.2	$364.0	$851.0	$1.1	$1,373.3

ASU 2016-13 Adoption			0.3		0.3
Net Loss			(10.3)		(10.3)
Other Comprehensive Loss				(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2020	$157.2	$364.0	$841.0	$0.9	$1,363.1

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$157.2	$414.0	$974.3	$0.1	$1,545.6

Capital Contribution from Parent		425.0			425.0
Net Loss			(2.7)		(2.7)
Other Comprehensive Loss				(0.1)	(0.1)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	$157.2	$839.0	$971.6	$—	$1,967.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$2.4	$2.6
Accounts Receivable:
Customers	37.7	30.8
Affiliated Companies	21.8	15.6
Miscellaneous	0.1	2.0
Total Accounts Receivable	59.6	48.4
Fuel	14.1	17.9
Materials and Supplies	53.3	54.0
Risk Management Assets	5.5	10.3
Accrued Tax Benefits	9.9	10.9
Regulatory Asset for Under-Recovered Fuel Costs	44.8	30.1
Prepayments and Other Current Assets	7.4	7.1
TOTAL CURRENT ASSETS	197.0	181.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,481.7	1,480.7
Transmission	1,082.0	1,069.9
Distribution	2,896.4	2,853.0
Other Property, Plant and Equipment	411.0	393.3
Construction Work in Progress	98.2	128.7
Total Property, Plant and Equipment	5,969.3	5,925.6
Accumulated Depreciation and Amortization	1,626.0	1,605.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	4,343.3	4,320.0

OTHER NONCURRENT ASSETS
Regulatory Assets	1,067.6	375.0
Employee Benefits and Pension Assets	65.9	65.8
Operating Lease Assets	42.4	42.6
Deferred Charges and Other Noncurrent Assets	39.6	6.0
TOTAL OTHER NONCURRENT ASSETS	1,215.5	489.4

TOTAL ASSETS	$5,755.8	$4,990.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2021 and December 31, 2020
(Unaudited)

	March 31,	December 31,
	2021	2020
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$245.7	$155.4
Accounts Payable:
General	107.4	107.0
Affiliated Companies	49.6	43.4
Long-term Debt Due Within One Year – Nonaffiliated	0.5	0.5
Customer Deposits	53.6	54.8
Accrued Taxes	48.2	26.8
Obligations Under Operating Leases	6.6	6.5
Other Current Liabilities	57.6	84.2
TOTAL CURRENT LIABILITIES	569.2	478.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,623.3	1,373.3
Deferred Income Taxes	693.7	688.5
Regulatory Liabilities and Deferred Investment Tax Credits	799.7	802.2
Asset Retirement Obligations	46.0	45.7
Obligations Under Operating Leases	35.8	36.2
Deferred Credits and Other Noncurrent Liabilities	20.3	20.6
TOTAL NONCURRENT LIABILITIES	3,218.8	2,966.5

TOTAL LIABILITIES	3,788.0	3,445.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	839.0	414.0
Retained Earnings	971.6	974.3
Accumulated Other Comprehensive Income (Loss)	—	0.1
TOTAL COMMON SHAREHOLDER’S EQUITY	1,967.8	1,545.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$5,755.8	$4,990.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net Loss	$(2.7)	$(10.3)
Adjustments to Reconcile Net Loss to Net Cash Flows Used for Operating Activities:
Depreciation and Amortization	49.9	44.7
Deferred Income Taxes	(0.8)	(5.3)
Allowance for Equity Funds Used During Construction	(0.4)	(1.0)
Mark-to-Market of Risk Management Contracts	4.8	9.5
Property Taxes	(32.8)	(29.8)
Deferred Fuel Over/Under-Recovery, Net	(703.5)	4.1
Change in Other Noncurrent Assets	(7.3)	(0.1)
Change in Other Noncurrent Liabilities	1.5	4.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(11.2)	0.9
Fuel, Materials and Supplies	4.5	(8.5)
Accounts Payable	15.2	(39.1)
Accrued Taxes, Net	22.4	25.1
Other Current Assets	(0.3)	(1.7)
Other Current Liabilities	(24.7)	(7.2)
Net Cash Flows Used for Operating Activities	(685.4)	(14.5)

INVESTING ACTIVITIES
Construction Expenditures	(79.9)	(96.5)
Change in Advances to Affiliates, Net	—	38.8
Other Investing Activities	0.5	1.6
Net Cash Flows Used for Investing Activities	(79.4)	(56.1)

FINANCING ACTIVITIES
Capital Contributions from Parent	425.0	—
Issuance of Long-term Debt – Nonaffiliated	500.0	—
Change in Advances from Affiliates, Net	90.3	70.9
Retirement of Long-term Debt – Nonaffiliated	(250.1)	(0.1)
Principal Payments for Finance Lease Obligations	(0.9)	(0.8)
Other Financing Activities	0.3	0.2
Net Cash Flows from Financing Activities	764.6	70.2

Net Decrease in Cash and Cash Equivalents	(0.2)	(0.4)
Cash and Cash Equivalents at Beginning of Period	2.6	1.5
Cash and Cash Equivalents at End of Period	$2.4	$1.1

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$16.9	$16.7
Noncash Acquisitions Under Finance Leases	1.0	0.9
Construction Expenditures Included in Current Liabilities as of March 31,	22.2	30.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2021	2020
	(in millions of KWhs)
Retail:
Residential	1,700	1,406
Commercial	1,209	1,228
Industrial	971	1,242
Miscellaneous	18	20
Total Retail	3,898	3,896

Wholesale	1,541	1,326

Total KWhs	5,439	5,222

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2021	2020
	(in degree days)
Actual – Heating (a)	763	497
Normal – Heating (b)	697	698

Actual – Cooling (c)	45	69
Normal – Cooling (b)	40	39

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2021 Compared to First Quarter of 2020

Reconciliation of First Quarter of 2020 to First Quarter of 2021
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

First Quarter of 2020	$15.1

Changes in Gross Margin:
Retail Margins (a)	40.2
Margins from Off-system Sales	20.2
Transmission Revenues	2.2
Total Change in Gross Margin	62.6

Changes in Expenses and Other:
Other Operation and Maintenance	1.7
Depreciation and Amortization	(2.3)
Taxes Other Than Income Taxes	(4.7)
Interest Income	0.4
Allowance for Equity Funds Used During Construction	0.7
Interest Expense	0.8
Total Change in Expenses and Other	(3.4)

Income Tax Expense	(11.8)
Equity Earnings of Unconsolidated Subsidiary	(0.1)

First Quarter of 2021	$62.4

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $40 million primarily due to the following:
•A $17 million increase in municipal and cooperative revenues primarily due to the February 2021 severe winter weather event.
•A $10 million increase in weather-related usage primarily due to a 54% increase in heating degree days.
•A $5 million increase due to a decrease in the return of Excess ADIT benefits to customers. This increase was offset in Income Tax Expense below.
•Off-system Sales increased $20 million primarily due to Turk Plant merchant sales as a result of the February 2021 severe winter weather event.

Expenses and Other and Income Tax Expense changed between years as follows:

•Taxes Other Than Income Taxes increased $5 million primarily due to increased property taxes resulting from the expiration of the Louisiana Industrial Tax Exemption related to the Stall Plant.
•Income Tax Expense increased $12 million primarily due to an increase in pretax book income.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$607.7	$377.6
Sales to AEP Affiliates	7.8	7.5
Other Revenues	0.6	0.8
TOTAL REVENUES	616.1	385.9

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	299.8	132.2
Other Operation	90.3	92.2
Maintenance	34.0	33.8
Depreciation and Amortization	69.6	67.3
Taxes Other Than Income Taxes	30.0	25.3
TOTAL EXPENSES	523.7	350.8

OPERATING INCOME	92.4	35.1

Other Income (Expense):
Interest Income	1.0	0.6
Allowance for Equity Funds Used During Construction	2.1	1.4
Non-Service Cost Components of Net Periodic Benefit Cost	2.1	2.1
Interest Expense	(29.3)	(30.1)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	68.3	9.1

Income Tax Expense (Benefit)	5.6	(6.2)
Equity Earnings of Unconsolidated Subsidiary	0.7	0.8

NET INCOME	63.4	16.1

Net Income Attributable to Noncontrolling Interest	1.0	1.0

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$62.4	$15.1

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income	$63.4	$16.1

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 in 2021 and 2020, Respectively	0.4	0.4
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.1) in 2021 and 2020, Respectively	(0.4)	(0.4)

TOTAL OTHER COMPREHENSIVE INCOME	—	—

TOTAL COMPREHENSIVE INCOME	63.4	16.1

Total Comprehensive Income Attributable to Noncontrolling Interest	1.0	1.0

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$62.4	$15.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2019	$135.7	$676.6	$1,629.5	$(1.3)	$0.6	$2,441.1

Common Stock Dividends – Nonaffiliated					(0.7)	(0.7)
ASU 2016-13 Adoption			1.6			1.6
Net Income			15.1		1.0	16.1
TOTAL EQUITY – MARCH 31, 2020	$135.7	$676.6	$1,646.2	$(1.3)	$0.9	$2,458.1

TOTAL EQUITY – DECEMBER 31, 2020	$0.1	$812.2	$1,811.9	$1.9	$1.6	$2,627.7

Capital Contribution from Parent		100.0				100.0
Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income			62.4		1.0	63.4
TOTAL EQUITY – MARCH 31, 2021	$0.1	$912.2	$1,874.3	$1.9	$1.6	$2,790.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2021 and December 31, 2020
(in millions)
(Unaudited)

	March 31,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents (March 31, 2021 and December 31, 2020 Amounts Include $14.7 and $10.1, Respectively, Related to Sabine)	$18.2	$13.2
Advances to Affiliates	2.1	2.1
Accounts Receivable:
Customers	119.4	27.1
Affiliated Companies	34.6	25.1
Miscellaneous	16.7	12.7
Total Accounts Receivable	170.7	64.9
Fuel (March 31, 2021 and December 31, 2020 Amounts Include $17.2 and $35.2, Respectively, Related to Sabine)	195.6	191.1
Materials and Supplies (March 31, 2021 and December 31, 2020 Amounts Include $21.8 and $23.3, Respectively, Related to Sabine)	93.0	95.8
Risk Management Assets	1.3	3.2
Accrued Tax Benefits	36.3	29.9
Regulatory Asset for Under-Recovered Fuel Costs	5.8	2.6
Prepayments and Other Current Assets	17.9	25.2
TOTAL CURRENT ASSETS	540.9	428.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,679.8	4,681.4
Transmission	2,203.3	2,165.7
Distribution	2,403.1	2,382.5
Other Property, Plant and Equipment (March 31, 2021 and December 31, 2020 Amounts Include $223.8 and $223.7, Respectively, Related to Sabine)	803.9	788.8
Construction Work in Progress	232.4	228.3
Total Property, Plant and Equipment	10,322.5	10,246.7
Accumulated Depreciation and Amortization (March 31, 2021 and December 31, 2020 Amounts Include $137.7 and $126.5, Respectively, Related to Sabine)	3,275.2	3,158.5
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,047.3	7,088.2

OTHER NONCURRENT ASSETS
Regulatory Assets	988.2	403.1
Deferred Charges and Other Noncurrent Assets	291.3	234.8
TOTAL OTHER NONCURRENT ASSETS	1,279.5	637.9

TOTAL ASSETS	$8,867.7	$8,154.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2021 and December 31, 2020
(Unaudited)

	March 31,	December 31,
	2021	2020
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$86.9	$124.6
Accounts Payable:
General	219.7	135.9
Affiliated Companies	51.2	43.0
Short-term Debt – Nonaffiliated	5.0	35.0
Long-term Debt Due Within One Year – Nonaffiliated	381.2	106.2
Risk Management Liabilities	—	0.7
Customer Deposits	60.3	61.3
Accrued Taxes	121.3	41.0
Accrued Interest	22.3	34.6
Obligations Under Operating Leases	8.0	7.9
Other Current Liabilities	127.7	173.4
TOTAL CURRENT LIABILITIES	1,083.6	763.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,750.2	2,530.2
Long-term Risk Management Liabilities	0.9	1.0
Deferred Income Taxes	1,017.4	1,017.6
Regulatory Liabilities and Deferred Investment Tax Credits	878.5	863.4
Asset Retirement Obligations	191.9	193.7
Employee Benefits and Pension Obligations	21.6	18.6
Obligations Under Operating Leases	44.3	44.1
Deferred Credits and Other Noncurrent Liabilities	89.2	94.2
TOTAL NONCURRENT LIABILITIES	4,994.0	4,762.8

TOTAL LIABILITIES	6,077.6	5,526.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	912.2	812.2
Retained Earnings	1,874.3	1,811.9
Accumulated Other Comprehensive Income (Loss)	1.9	1.9
TOTAL COMMON SHAREHOLDER’S EQUITY	2,788.5	2,626.1

Noncontrolling Interest	1.6	1.6

TOTAL EQUITY	2,790.1	2,627.7

TOTAL LIABILITIES AND EQUITY	$8,867.7	$8,154.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net Income	$63.4	$16.1
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	69.6	67.3
Deferred Income Taxes	8.6	(9.2)
Allowance for Equity Funds Used During Construction	(2.1)	(1.4)
Mark-to-Market of Risk Management Contracts	1.1	3.9
Property Taxes	(61.6)	(49.0)
Deferred Fuel Over/Under-Recovery, Net	(461.1)	21.0
Change in Regulatory Assets	(89.1)	(15.1)
Change in Other Noncurrent Assets	6.1	11.1
Change in Other Noncurrent Liabilities	16.6	9.8
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(105.8)	11.3
Fuel, Materials and Supplies	0.4	(7.6)
Accounts Payable	95.1	(31.2)
Accrued Taxes, Net	73.9	51.2
Other Current Assets	8.2	(4.0)
Other Current Liabilities	(51.0)	(48.4)
Net Cash Flows from (Used for) Operating Activities	(427.7)	25.8

INVESTING ACTIVITIES
Construction Expenditures	(91.4)	(122.4)
Other Investing Activities	0.1	0.8
Net Cash Flows Used for Investing Activities	(91.3)	(121.6)

FINANCING ACTIVITIES
Capital Contribution from Parent	100.0	—
Issuance of Long-term Debt – Nonaffiliated	496.8	—
Change in Short-term Debt – Nonaffiliated	(30.0)	12.2
Change in Advances from Affiliates, Net	(37.7)	88.2
Retirement of Long-term Debt – Nonaffiliated	(1.6)	(1.6)
Principal Payments for Finance Lease Obligations	(2.6)	(2.7)
Dividends Paid on Common Stock – Nonaffiliated	(1.0)	(0.7)
Other Financing Activities	0.1	0.2
Net Cash Flows from Financing Activities	524.0	95.6

Net Increase (Decrease) in Cash and Cash Equivalents	5.0	(0.2)
Cash and Cash Equivalents at Beginning of Period	13.2	1.6
Cash and Cash Equivalents at End of Period	$18.2	$1.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$39.7	$40.7
Noncash Acquisitions Under Finance Leases	1.5	3.0
Construction Expenditures Included in Current Liabilities as of March 31,	40.2	45.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 114.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair statement of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three months ended March 31, 2021 is not necessarily indicative of results that may be expected for the year ending December 31, 2021.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2020 financial statements and notes thereto, which are included in the Registrants’ Annual Reports on Form 10-K as filed with the SEC on February 25, 2021.

COVID-19

In 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in AEP’s service territory and resulted in reduced demand for energy, particularly from commercial and industrial customers.  The Registrants continue to take steps to mitigate the potential risks to customers, suppliers and employees posed by the spread of COVID-19.

As of March 31, 2021 and through the date of this report, the Registrants assessed certain accounting matters that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses and the carrying value of long-lived assets.  While there were not any impairments or significant increases in credit allowances resulting from these assessments for the three months ended March 31, 2021 and 2020, the ultimate impact of COVID-19 also depends on factors beyond management’s knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects. Therefore, management cannot estimate the potential future impact to financial position, results of operations and cash flows, but the impacts could be material.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted-average outstanding common shares, assuming conversion of all potentially dilutive stock awards.

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended March 31,
	2021		2020
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$575.0		$495.2

Weighted-Average Number of Basic AEP Common Shares Outstanding	497.1	$1.16	494.6	$1.00
Weighted-Average Dilutive Effect of Stock-Based Awards	1.1	(0.01)	2.0	—
Weighted-Average Number of Diluted AEP Common Shares Outstanding	498.2	$1.15	496.6	$1.00

Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three months ended March 31, 2021 and 2020, as the dilutive stock price thresholds were not met. See Note 12 - Financing Activities for more information related to Equity Units.

There were 0 and 697 thousand antidilutive shares outstanding as of March 31, 2021 and 2020, respectively. The antidilutive shares were excluded from the calculation of diluted EPS.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	March 31, 2021
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$273.2	$0.1	$4.8
Restricted Cash	50.8	39.3	11.6
Total Cash, Cash Equivalents and Restricted Cash	$324.0	$39.4	$16.4

	December 31, 2020
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$392.7	$0.1	$5.8
Restricted Cash	45.6	28.7	16.9
Total Cash, Cash Equivalents and Restricted Cash	$438.3	$28.8	$22.7

2. NEW ACCOUNTING STANDARDS

The disclosures in this note apply to all Registrants unless indicated otherwise.

During the FASB’s standard-setting process and upon issuance of final standards, management reviews the new accounting literature to determine its relevance, if any, to the Registrants’ business. There are no new standards expected to have a material impact on the Registrants’ financial statements.

3.  COMPREHENSIVE INCOME

The disclosures in this note apply to all Registrants except AEPTCo unless indicated otherwise.

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI and details of reclassifications from AOCI.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 7 - Benefit Plans for additional information.

AEP

	Cash Flow Hedges			Pension
Three Months Ended March 31, 2021	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(60.6)	$(47.5)		$23.0	$(85.1)
Change in Fair Value Recognized in AOCI	177.3	13.1	(a)	—	190.4
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	0.8	—		—	0.8
Purchased Electricity for Resale (b)	(172.0)	—		—	(172.0)
Interest Expense (b)	—	1.5		—	1.5
Amortization of Prior Service Cost (Credit)	—	—		(4.8)	(4.8)
Amortization of Actuarial (Gains) Losses	—	—		2.3	2.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(171.2)	1.5		(2.5)	(172.2)
Income Tax (Expense) Benefit	(36.0)	0.4		(0.5)	(36.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(135.2)	1.1		(2.0)	(136.1)
Net Current Period Other Comprehensive Income (Loss)	42.1	14.2		(2.0)	54.3
Balance in AOCI as of March 31, 2021	$(18.5)	$(33.3)		$21.0	$(30.8)

	Cash Flow Hedges			Pension
Three Months Ended March 31, 2020	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(103.5)	$(11.5)		$(32.7)	$(147.7)
Change in Fair Value Recognized in AOCI	(65.3)	(42.7)	(a)	—	(108.0)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	(0.1)	—		—	(0.1)
Purchased Electricity for Resale (b)	51.1	—		—	51.1
Interest Expense (b)	—	0.9		—	0.9
Amortization of Prior Service Cost (Credit)	—	—		(4.9)	(4.9)
Amortization of Actuarial (Gains) Losses	—	—		2.6	2.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	51.0	0.9		(2.3)	49.6
Income Tax (Expense) Benefit	10.7	0.2		(0.5)	10.4
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	40.3	0.7		(1.8)	39.2
Net Current Period Other Comprehensive Income (Loss)	(25.0)	(42.0)		(1.8)	(68.8)
Balance in AOCI as of March 31, 2020	$(128.5)	$(53.5)		$(34.5)	$(216.5)

AEP Texas

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(2.3)	$(6.6)	$(8.9)
Change in Fair Value Recognized in AOCI	0.1	—	0.1
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.3	—	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.3	—	0.3
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.2	—	0.2
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of March 31, 2021	$(2.0)	$(6.6)	$(8.6)

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(3.4)	$(9.4)	$(12.8)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.4	—	0.4
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.4	—	0.4
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.3	—	0.3
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of March 31, 2020	$(3.1)	$(9.4)	$(12.5)

APCo

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.8)	$8.0	$7.2
Change in Fair Value Recognized in AOCI	9.3	—	9.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.4)	—	(0.4)
Amortization of Prior Service Cost (Credit)	—	(1.4)	(1.4)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.4)	(1.4)	(1.8)
Income Tax (Expense) Benefit	(0.1)	(0.3)	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.3)	(1.1)	(1.4)
Net Current Period Other Comprehensive Income (Loss)	9.0	(1.1)	7.9
Balance in AOCI as of March 31, 2021	$8.2	$6.9	$15.1

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$0.9	$4.1	$5.0
Change in Fair Value Recognized in AOCI	(3.9)	—	(3.9)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.4)	—	(0.4)
Amortization of Prior Service Cost (Credit)	—	(1.3)	(1.3)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.4)	(1.2)	(1.6)
Income Tax (Expense) Benefit	(0.1)	(0.3)	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.3)	(0.9)	(1.2)
Net Current Period Other Comprehensive Income (Loss)	(4.2)	(0.9)	(5.1)
Balance in AOCI as of March 31, 2020	$(3.3)	$3.2	$(0.1)

I&M
	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(8.3)	$1.3	$(7.0)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.6	—	0.6
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.6	—	0.6
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.5	—	0.5
Net Current Period Other Comprehensive Income (Loss)	0.5	—	0.5
Balance in AOCI as of March 31, 2021	$(7.8)	$1.3	$(6.5)

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(9.9)	$(1.7)	$(11.6)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	—	0.5
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	—	0.4
Net Current Period Other Comprehensive Income (Loss)	0.4	—	0.4
Balance in AOCI as of March 31, 2020	$(9.5)	$(1.7)	$(11.2)

OPCo
Cash Flow Hedge –
Three Months Ended March 31, 2021	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2020	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of March 31, 2021	$—

Cash Flow Hedge –
Three Months Ended March 31, 2020	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2019	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of March 31, 2020	$—

PSO
Cash Flow Hedge –
Three Months Ended March 31, 2021	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2020	$0.1
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.1)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.1)
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.1)
Net Current Period Other Comprehensive Income (Loss)	(0.1)
Balance in AOCI as of March 31, 2021	$—

Cash Flow Hedge –
Three Months Ended March 31, 2020	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2019	$1.1
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.3)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.3)
Income Tax (Expense) Benefit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.2)
Net Current Period Other Comprehensive Income (Loss)	(0.2)
Balance in AOCI as of March 31, 2020	$0.9

SWEPCo
	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.3)	$2.2	$1.9
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	(0.5)	—
Income Tax (Expense) Benefit	0.1	(0.1)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	(0.4)	—
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.4)	—
Balance in AOCI as of March 31, 2021	$0.1	$1.8	$1.9

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(1.8)	$0.5	$(1.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	(0.5)	—
Income Tax (Expense) Benefit	0.1	(0.1)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	(0.4)	—
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.4)	—
Balance in AOCI as of March 31, 2020	$(1.4)	$0.1	$(1.3)

(a)The change in fair value includes $4 million and $5 million related to AEP's investment in joint venture wind farms acquired as part of the purchase of Sempra Renewables LLC for the three months ended March 31, 2021 and 2020, respectively.
(b)Amounts reclassified to the referenced line item on the statements of income.

4.  RATE MATTERS

The disclosures in this note apply to all Registrants unless indicated otherwise.

As discussed in the 2020 Annual Report, the Registrants are involved in rate and regulatory proceedings at the FERC and their state commissions. The Rate Matters note within the 2020 Annual Report should be read in conjunction with this report to gain a complete understanding of material rate matters still pending that could impact net income, cash flows and possibly financial condition. The following discusses ratemaking developments in 2021 and updates the 2020 Annual Report.

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

Regulated Generating Units that have been Retired

PSO

In September 2020, the Oklaunion Power Station was retired. As of March 31, 2021, PSO has a regulatory asset for accelerated depreciation pending approval recorded on its balance sheet of $34 million. PSO will seek recovery of the Oklaunion Power Station in its next base rate case. In October 2020, the Oklaunion Power Station site was sold to a nonaffiliated third-party.

SWEPCo

In April 2016, Welsh Plant, Unit 2 was retired. As part of the 2016 Texas Base Rate Case, SWEPCo received approval from the PUCT to recover the Texas jurisdictional share of Welsh Plant, Unit 2. See “2016 Texas Base Rate Case” section of Note 4 for additional information. As part of the 2019 Arkansas Base Rate Case, SWEPCo received approval from the APSC to recover the Arkansas jurisdictional share of Welsh Plant, Unit 2. In December 2020, SWEPCo filed a request with the LPSC to recover the Louisiana jurisdictional share of Welsh Plant, Unit 2. As of March 31, 2021, SWEPCo has a regulatory asset for plant retirement costs pending approval recorded on its balance sheet of $35 million related to the Louisiana jurisdictional share of Welsh Plant, Unit 2. See “2020 Louisiana Base Rate Case” section below for additional information.

Regulated Generating Units to be Retired

PSO

In 2014, PSO received final approval from the Federal EPA to close Northeastern Plant, Unit 3, in 2026. The plant was originally scheduled to close in 2040. As a result of the early retirement date, PSO revised the useful life of Northeastern Plant, Unit 3, to the projected retirement date of 2026 and the incremental depreciation is being deferred as a regulatory asset. In 2016, as part of the 2015 Oklahoma Base Rate Case, the OCC issued an order approving the continued depreciation of Northeastern Plant, Unit 3 through 2040. The order did not approve accelerating the recovery of the incremental depreciation based on the revised retirement date of 2026.

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

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of March 31, 2021, of generating facilities planned for early retirement:

Plant	Net Investment	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date	Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$190.5	$114.8	$19.8	(b)	2026	(c)	$14.9
Dolet Hills Power Station	51.3	92.6	1.1		2021	(d)	7.7
Pirkey Power Plant	178.3	30.8	18.4		2023	(e)	13.7
Welsh Plant, Units 1 and 3	528.8	14.2	11.4	(f)	2028	(g)	33.3
(a)Represents the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(b)Includes Northeastern Plant, Unit 4, which was retired in 2016. Removal of Northeastern Plant, Unit 4, will be performed with Northeastern Plant, Unit 3, after retirement.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)Dolet Hills Power Station is currently being recovered through 2026 in the Louisiana jurisdiction and through 2046 in the Arkansas and Texas jurisdictions.
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

The Dolet Hills Power Station costs are recoverable by SWEPCo through base rates. SWEPCo’s share of the net investment in the Dolet Hills Power Station is $150 million, including CWIP and materials and supplies, before cost of removal.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $126 million as of March 31, 2021. Also, as of March 31, 2021, SWEPCo had a net over-recovered fuel balance of

$20 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Dolet Hills Power Station. Additional operational and land-related costs are expected to be incurred by DHLC and Oxbow and billed to SWEPCo prior to the closure of the Dolet Hills Power Station and recovered through fuel clauses.

In June 2020, SWEPCo filed a fuel reconciliation with the PUCT for its retail operations in Texas, including Dolet Hills, for the reconciliation period of March 1, 2017 to December 31, 2019. See “2020 Texas Fuel Reconciliation” section below for additional information.

In October 2020, SWEPCo filed a request with the LPSC seeking approval to close the mines and to recover the Louisiana jurisdictional share of the additional fuel costs. In March 2021, the LPSC issued an order allowing SWEPCo to recover up to $20 million of fuel costs in 2021 and defer approximately $30 million of additional costs with a recovery period to be determined at a later date.

In March 2021, the APSC approved fuel rates that provide recovery of the Arkansas share of the 2021 Dolet Hills Power Station fuel costs over five years through the existing fuel clause.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Pirkey Power Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In November 2020, management announced plans to retire the Pirkey Power Plant in 2023. The Pirkey Power Plant costs are recoverable by SWEPCo through base rates. SWEPCo’s share of the net investment in the Pirkey Power Plant is $209 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Power Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $163 million as of March 31, 2021. Also, as of March 31, 2021, SWEPCo had a net over-recovered fuel balance of $20 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Pirkey Power Plant. Additional operational costs are expected to be incurred by Sabine and billed to SWEPCo, as well as land-related costs incurred by SWEPCo, prior to the closure of the Pirkey Power Plant and recovered through fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except AEPTCo)

	AEP
	March 31,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs (a)	$1,185.0	$—
Dolet Hills Power Station Accelerated Depreciation	92.6	71.2
Kentucky Deferred Purchase Power Expenses	42.8	41.3
Plant Retirement Costs – Unrecovered Plant, Louisiana	35.2	35.2
Oklaunion Power Station Accelerated Depreciation	34.0	34.4
Pirkey Power Plant Accelerated Depreciation	30.8	12.2
Other Regulatory Assets Pending Final Regulatory Approval	37.5	26.4
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	285.0	134.2
Plant Retirement Costs – Asset Retirement Obligation Costs	25.9	25.9
COVID-19	19.5	24.9
Environmental Expense Deferral - Virginia	12.3	9.3
Other Regulatory Assets Pending Final Regulatory Approval	33.0	27.2
Total Regulatory Assets Pending Final Regulatory Approval	$1,833.6	$442.2

(a)PSO and SWEPCo have active fuel clauses that allow for the recovery of prudently incurred fuel and purchased power expenses. However, the recovery of these costs from customers may be extended over longer than usual time periods to mitigate the impact on customer bills. See “Impacts of Severe Winter Weather” section below for additional information.

	AEP Texas
	March 31,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Advanced Metering System	$16.4	$16.3
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	10.5	0.8
COVID-19	8.6	10.5
Texas Retail Electric Provider Bad Debt Expense	4.1	—
Vegetation Management Program	3.8	3.8
Other Regulatory Assets Pending Final Regulatory Approval	2.6	1.5
Total Regulatory Assets Pending Final Regulatory Approval	$46.0	$32.9

	APCo
	March 31,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
COVID-19 – Virginia	$4.0	$3.7
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	49.1	3.4
Plant Retirement Costs – Asset Retirement Obligation Costs	25.9	25.9
Environmental Expense Deferral - Virginia	12.3	9.3
COVID-19 – West Virginia	1.6	1.5
Total Regulatory Assets Pending Final Regulatory Approval	$92.9	$43.8

	I&M
	March 31,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$—	$0.5
Regulatory Assets Currently Not Earning a Return
COVID-19	2.8	3.8
Other Regulatory Assets Pending Final Regulatory Approval	0.6	—
Total Regulatory Assets Pending Final Regulatory Approval	$3.4	$4.3

	OPCo
	March 31,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$6.8	$4.0
COVID-19	1.5	4.4
Other Regulatory Assets Pending Final Regulatory Approval	0.1	—
Total Regulatory Assets Pending Final Regulatory Approval	$8.4	$8.4

	PSO
	March 31,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs (a)	$688.7	$—
Oklaunion Power Station Accelerated Depreciation	34.0	34.4
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	24.8	15.8
Other Regulatory Assets Pending Final Regulatory Approval	0.8	0.3
Total Regulatory Assets Pending Final Regulatory Approval	$748.3	$50.5

(a)PSO has an active fuel clause that allows for the recovery of prudently incurred fuel and purchased power expenses. However, the recovery of these costs from customers may be extended over longer than usual time periods to mitigate the impact on customer bills. See “Impacts of Severe Winter Weather” section below for additional information.

	SWEPCo
	March 31,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs (a)	$496.3	$—
Dolet Hills Power Station Accelerated Depreciation	92.6	71.2
Plant Retirement Costs – Unrecovered Plant, Louisiana	35.2	35.2
Pirkey Power Plant Accelerated Depreciation	30.8	12.2
Welsh Plant, Units 1 and 3 Accelerated Depreciation	14.2	3.6
Other Regulatory Assets Pending Final Regulatory Approval	2.8	2.2
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	139.1	99.3
Asset Retirement Obligation - Louisiana	9.4	9.1
Other Regulatory Assets Pending Final Regulatory Approval	15.4	14.5
Total Regulatory Assets Pending Final Regulatory Approval	$835.8	$247.3

(a)SWEPCo has an active fuel clause that allows for the recovery of prudently incurred fuel and purchased power expenses. However, the recovery of these costs from customers may be extended over longer than usual time periods to mitigate the impact on customer bills. See “Impacts of Severe Winter Weather” section below for additional information.

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

Impacts of Severe Winter Weather

Storm Restoration Costs (Applies to AEP, APCo and SWEPCo)

In February 2021, severe winter weather impacted the service territories of APCo, KPCo and SWEPCo resulting in power outages and extensive damage to transmission and distribution infrastructures. As a result, incremental restoration expenses have been deferred related to the severe winter weather. The current estimate of storm restoration costs are as follows:

		March 31, 2021
Company	Jurisdiction	Capital	O&M	Regulatory Asset	Total
		(in millions)
APCo	Virginia	$5.4	$2.2	$5.6	$13.2
APCo	West Virginia	19.6	—	39.1	58.7
SWEPCo	Louisiana	4.9	—	42.1	47.0
KPCo	Kentucky	26.7	3.8	44.1	74.6
	Total	$56.6	$6.0	$130.9	$193.5

The amounts in the table above represent estimates as of March 31, 2021, and are subject to true-up as additional information becomes available. In March 2021, the LPSC approved the deferral of incremental other operation and maintenance storm restoration expenses related to the Louisiana jurisdiction for SWEPCo. Similarly, in April 2021, the KPSC approved deferral of KPCo’s incremental other operation and maintenance storm restoration expenses. APCo and KPCo intend to seek recovery of these incremental storm restoration costs in their next respective base rate cases while SWEPCo is expected to seek recovery in a separate filing. If any of the restoration costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

February 2021 Severe Winter Weather Impacts in SPP (Applies to AEP, PSO and SWEPCo)

The February 2021 severe winter weather also had a significant impact in SPP resulting in the declaration of Energy Emergency Alert Levels 2 and 3 for the first time in SPP’s history. The winter storm increased the demand for natural gas and restricted the available natural gas supply resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. From February 9, 2021, to February 20, 2021, PSO’s and SWEPCo’s estimates of natural gas expenses and purchases of electricity to be recovered from customers are as follows:

	PSO	SWEPCo	Total
	(in millions)
Retail Customers (a)	$688.7	$496.3	$1,185.0
Wholesale Customers	—	88.4	88.4
Total	$688.7	$584.7	$1,273.4

(a) These costs were deferred as regulatory assets as of March 31, 2021.

The amounts in the table above represent estimates as of March 31, 2021, and are subject to final settlement as additional information becomes available.

Retail Customers

PSO and SWEPCo have active fuel clauses that allow for the recovery of prudently incurred fuel and purchased power expenses. Given the significance of these costs, PSO and SWEPCo expect the costs to be subject to prudency reviews. Management believes these costs are probable of future recovery, but expects the recovery period to be extended to mitigate the impact on customer bills.

In March 2021, the APSC issued an order authorizing recovery of the Arkansas jurisdictional share of the retail customer fuel costs over five years, with the appropriate carrying charge to be determined at a later date. Accordingly, in April 2021, SWEPCo began recovery of its Arkansas jurisdictional share of these fuel costs, which are subject to true-up by the APSC. Also in April 2021, SWEPCo filed testimony supporting a five-year recovery with a pretax rate of return of 6.05%. A hearing is expected in the third quarter of 2021. A separate proceeding will address the prudency of the fuel costs.

Also in March 2021, the LPSC approved a special order granting a temporary modification to the FAC that allows SWEPCo to recover the Louisiana jurisdictional share of the retail fuel costs over a longer period. In April 2021, SWEPCo began recovery of its Louisiana jurisdictional share of these fuel costs based on a five year recovery period. SWEPCo will work with the LPSC to finalize the actual recovery period and determine the appropriate carrying charge in future proceedings.

In April 2021, the OCC approved a waiver for PSO allowing the deferral of the extraordinary fuel and purchase of electricity costs, including carrying costs, over a longer time period than what the FAC traditionally allows. A time frame for recovery and the appropriate carrying charge will be decided at a later date. Also in April 2021, legislation was introduced in Oklahoma proposing to securitize the extraordinary fuel and purchase of electricity costs impacting the utilities within the state. Under the proposal, the State of Oklahoma would issue securitization bonds and provide the proceeds to utilities to recover their share of the costs. PSO will continue to evaluate and monitor the advancement of the proposed legislation.

SWEPCo expects to make a filing with the PUCT in the second quarter of 2021 to seek a recovery mechanism and an appropriate carrying charge for the Texas jurisdictional share of the retail fuel costs.

Wholesale Customers

SWEPCo is also working with certain wholesale customers to establish payment terms for $88 million of accounts receivable resulting from the severe winter weather events. Management believes these receivables are probable of future collection.

PSO and SWEPCo Cash Flow Implications

PSO and SWEPCo evaluated financing alternatives to address the timing difference between the payment of the estimated natural gas expenses and purchases of electricity to suppliers and subsequent recovery from customers. In March 2021, PSO drew $100 million on its revolving credit facility and SWEPCo issued $500 million of Senior Unsecured Notes. In March 2021, Parent entered into a $500 million 364-day Term Loan and borrowed the full amount. The proceeds from this loan were used to help fund capital contributions to PSO and SWEPCo totaling $425 million and $100 million, respectively. In April 2021, PSO received an additional capital contribution from Parent of $125 million to further address these costs.

Although the February 2021 severe winter weather did not materially impact AEP’s results of operations for the three months ended March 31, 2021, if either PSO or SWEPCo is unable to recover these fuel and purchased power costs, or obtain authorization of a reasonable carrying charge on these costs, it could reduce future net income and cash flows and impact financial condition.

ERCOT (Applies to AEP and AEP Texas)

In response to the extreme winter weather event, the Governor of Texas issued a Declaration of a State of Disaster for all counties in Texas. To assist with a return to normalcy, the PUCT issued an order that placed a temporary moratorium on customer disconnections due to non-payment for transmission and distribution utilities. This moratorium will be in effect until otherwise ordered by the PUCT. If related costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

COVID-19 Pandemic

During 2020, AEP’s electric operating companies informed both retail customers and state regulators that disconnections for non-payment were temporarily suspended. Shortly thereafter, AEP’s state regulators also imposed temporary moratoria on customary disconnection practices. As of March 31, 2021, AEP’s electric operating companies have resumed customary disconnection practices in all regulated jurisdictions with the exception of Arkansas and Virginia. In March 2021, the APSC issued an order allowing electric utilities in Arkansas to begin disconnections for non-payment beginning on May 3, 2021. AEP continues to work with regulators and stakeholders in Virginia and management currently anticipates resuming customary disconnection practices in the third quarter of 2021. Continuing adverse economic conditions may result in the inability of customers to pay for electric service, which could affect revenue recognition and the collectability of accounts receivable. If any costs related to COVID-19 are not recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through March 31, 2021, AEP Texas’ cumulative revenues from interim base rate increases that are subject to review is estimated to be $118 million. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition. AEP Texas is required to file for a comprehensive rate review no later than April 3, 2024.

APCo and WPCo Rate Matters (Applies to AEP and APCo)

2017-2019 Virginia Triennial Review

In November 2020, the Virginia SCC issued an order on APCo’s 2017-2019 Triennial Review filing concluding that APCo earned above its authorized ROE but within its ROE band for the 2017-2019 period, resulting in no refund to customers and no change to APCo base rates on a prospective basis. The Virginia SCC approved a prospective 9.2% ROE for APCo's 2020-2022 triennial review period with the continuation of a 140 basis point band (8.5% bottom, 9.2% midpoint, 9.9% top).

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

In December 2020, APCo filed a petition at the Virginia SCC requesting reconsideration of: (a) certain issues related to APCo’s going-forward rates and (b) the Virginia SCC’s decision to deny APCo tariff changes that align rates with underlying costs. For APCo’s going-forward rates, APCo requested that the Virginia SCC clarify its final order and clarify whether APCo’s current rates will allow it to earn a fair return. If the Virginia SCC’s order did conclude on APCo’s ability to earn a fair return through existing base rates, APCo further requested that the Virginia SCC clarify whether it has the authority to also permit an increase in base rates.

In March 2021, an intervenor filed its assignments of error with the Virginia Supreme Court related to the appeal of the November 2020 order in which it stated the Virginia SCC erred: (a) in determining that Virginia law did not apply to its determination to permit amortization for recovery of costs associated with retired coal-fired generation assets, (b) in establishing a new regulatory asset for a cost incurred outside of the triennial review period due to its failure to apply a threshold earnings test before approving deferred cost recovery and (c) in misapplying the requirement that APCo bear the burden of demonstrating that power purchases made by APCo from its affiliate, OVEC, were priced at the lower of OVEC’s cost or the market price for nonaffiliated power.

In March 2021, APCo filed its assignments of error with the Virginia Supreme Court related to its appeal of the November 2020 order in which it stated the Virginia SCC erred: (a) in finding that costs associated with asset impairments related to early retirement determinations made by APCo for certain generation facilities should not be attributed to the test periods under review and deemed fully recovered in the period recorded, (b) in finding that it was permitted to evaluate the reasonableness of APCo’s decision to record, per books for financial reporting purposes, asset impairments related to early retirement determinations for certain generation facilities, (c) as a result of the errors described in (a) and (b), in denying APCo an increase in rates, (d) in failing to review and make any findings regarding whether APCo’s rates would allow it to earn a fair rate of return going forward, (e) in denying APCo an increase in base rates by failing to ensure that APCo has an opportunity to recover its costs and earn a fair rate of return, thereby resulting in a taking of private property for public use without just compensation and (f) in retroactively adjusting APCo’s depreciation expense for purposes of calculating APCo’s earnings for the 2017-2019 triennial period.

In March 2021, the Virginia SCC issued an order confirming certain of its decisions from the November 2020 order and rejecting the various requests for reconsideration from APCo and an intervenor. In confirming its decision to reject an intervenor’s recommendation that APCo’s AMI costs incurred during the triennial period be disallowed, the Virginia SCC clarified that APCo established the need to replace its existing AMR meters, and that based on the uncertainty surrounding the continued manufacturing and support of AMR technology, APCo reasonably chose to replace them with AMI meters. In March 2021, APCo filed a notice of appeal of the reconsideration order with the Virginia Supreme Court. APCo expects to submit its brief before the Virginia Supreme Court in the second or third quarter of 2021.

In April 2021, and in conjunction with APCo’s November 2020 and March 2021 appeals with the Virginia Supreme Court, APCo filed a petition for interim rates with the Virginia Supreme Court (subject to refund with interest and supported by a bond issuance) requesting a $40 million increase in annual APCo Virginia base rates. APCo submitted this filing based on Virginia law that allows the Virginia Supreme Court to authorize interim rates until the final disposition on APCo’s appeals. APCo also requested an expedited schedule from the Virginia Supreme Court on APCo’s appeals.

APCo ultimately seeks an increase in base rates through its appeal to the Virginia Supreme Court. Among other issues, this appeal includes APCo’s request for proper treatment of the closed coal-fired plant assets in APCo’s 2017-2019 triennial period, reducing APCo’s earnings below the bottom of its authorized ROE band. If APCo’s appeals regarding treatment of the closed coal plants are granted by the Virginia Supreme Court, it could initially reduce future net income and impact financial condition.

December 2020 Virginia Environmental Rate Adjustment Clause (E-RAC) Rider Filing

In December 2020, APCo submitted an E-RAC filing with the Virginia SCC requesting the regulatory approvals necessary to implement CCR/ELG compliance plans at APCo’s Amos and Mountaineer plants. In this filing, APCo requested an initial E-RAC revenue requirement of $31 million to recover CCR/ELG construction costs and ongoing environmental operation and maintenance expenses. APCo’s current estimate of total company CCR/ELG costs for the Amos and Mountaineer plants, including AFUDC, is approximately $240 million.

In April 2021, intervenors submitted testimony. Testimony included recommendations that APCo construct only the CCR-related investments at the Amos and Mountaineer plants and, as a consequence, APCo close the Amos and Mountaineer plants at the end of 2028. As of March 31, 2021, APCo’s total company combined CCR and ELG investment balances in CWIP for these plants were $8 million and $14 million, respectively.

Virginia Staff will submit testimony in May 2021 with a hearing scheduled to occur in June 2021. If any APCo CCR/ELG costs are not approved for recovery, it would reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through March 31, 2021, AEP’s share of ETT’s cumulative revenues that are subject to review is estimated to be $1.2 billion. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. ETT is required to file for a comprehensive rate review no later than February 1, 2023, during which, the $1.2 billion of cumulative revenues above will be subject to review.

I&M Rate Matters (Applies to AEP and I&M)

Indiana Earnings Test Filings

I&M is required by Indiana law to submit an earnings test evaluation for the most recent one-year and five-year periods as part of I&M’s semi-annual Indiana FAC filings. These earnings test evaluations require I&M to include a credit in the FAC factor computation for periods in which I&M earned above its authorized return for both the one-year and five-year periods. The credit is determined as 50% of the lower of the one-year or five-year earnings above the authorized level. In July 2021, I&M will submit its FAC filing and earnings test evaluation for the period ended May 2021. As of March 31, 2021, I&M’s financial statements adequately reflect the estimated impact of I&M’s upcoming Indiana earnings test filings. Various uncertainties could impact I&M’s actual earnings and the need for a FAC credit to customers. These uncertainties could also reduce I&M’s overall future net income and cash flows and impact financial condition.

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

In November 2020, the PUCO staff filed testimony supporting an annual revenue decrease ranging from $102 million to $123 million based upon an ROE of 8.76% to 9.78%. The difference between OPCo’s request and the staff testimony are primarily due to reductions in: (a) demand-side management programs of $40 million, (b) ROE ranging from $9 million to $30 million, (c) employee-related expenses of $23 million, (d) rate base of $19 million, (e) property taxes of $17 million, (f) other various expenses of $15 million, (g) depreciation expense of $11 million and (h) vegetation management programs of $10 million which is subject to over/under-recovery through a rider. The staff’s proposed disallowance of plant in service could also result in a write-off of up to $27 million. In addition, the staff recommended that capitalized incentives be excluded from base rates prospectively and also recommended annual revenue caps for the DIR of $57 million in 2021, $78 million in 2022, $96 million in 2023 and $46 million for the first five months of 2024. In December 2020, OPCo and intervenors filed objections.

In March 2021, OPCo, the PUCO staff and various intervenors filed a joint stipulation and settlement agreement with the PUCO. The agreement includes a $68 million annual decrease in base rates based on an ROE of 9.7%. The difference between OPCo’s requested annual base rate increase and the agreed upon decrease is primarily due to a reduction in the requested ROE, the removal of proposed future energy efficiency costs and a decrease in vegetation management expenses moved to recovery in riders. Additionally, the agreement includes: (a) an increased fixed monthly residential customer charge, (b) the discontinuation of rate decoupling and (c) the continuation of the DIR with annual revenue caps of $57 million in 2021, $91 million in 2022, $116 million in 2023 and $51 million for the first five months of 2024. Annual revenue caps for the DIR can be increased if OPCo achieves certain reliability standards. If the joint stipulation and settlement agreement is approved by the PUCO, new base rates will go into effect 14 days after such approval. A hearing is scheduled with the PUCO in May 2021. If the joint stipulation and settlement agreement is denied by the PUCO, it could reduce future net income and cash flows and impact financial condition.

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

In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In January 2019, SWEPCo and the PUCT filed petitions for review with the Texas Supreme Court. In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals. The Texas Supreme Court’s opinion agrees with the PUCT’s judgment affirming the prudence of the Turk Plant; however, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. Motions for rehearing were due April 12, 2021 and no party filed a timely motion.

As of March 31, 2021, the net book value of Turk Plant was $1.4 billion, before cost of removal, including materials and supplies inventory and CWIP. If certain parts of the PUCT order are overturned and if SWEPCo cannot ultimately fully recover its approximate 33% Texas jurisdictional share of the Turk Plant investment, including AFUDC, it could reduce future net income and cash flows and impact financial condition.

2016 Texas Base Rate Case

In 2016, SWEPCo filed a request with the PUCT for a net increase in Texas annual revenues of $69 million based upon a 10% ROE. In January 2018, the PUCT issued a final order approving a net increase in Texas annual revenues of $50 million based upon a ROE of 9.6%, effective May 2017. The final order also included: (a) approval to recover the Texas jurisdictional share of environmental investments placed in-service, as of June 30, 2016, at various plants, including Welsh Plant, Units 1 and 3, (b) approval of recovery of, but no return on, the Texas jurisdictional share of the net book value of Welsh Plant, Unit 2, (c) approval of $2 million in additional vegetation management expenses and (d) the rejection of SWEPCo’s proposed transmission cost recovery mechanism.

As a result of the final order in 2017, SWEPCo: (a) recorded an impairment charge of $19 million, which included $7 million associated with the lack of return on Welsh Plant, Unit 2 and $12 million related to other disallowed plant investments, (b) recognized $32 million of additional revenues, for the period of May 2017 through December 2017, that was surcharged to customers in 2018 and (c) recognized an additional $7 million of expenses consisting primarily of depreciation expense and vegetation management expense, offset by the deferral of rate case expense. SWEPCo implemented new rates in February 2018 billings. The $32 million of additional 2017 revenues was collected during 2018. In March 2018, the PUCT clarified and corrected portions of the final order, without changing the overall decision or amounts of the rate change. The order has been appealed by various intervenors. The appeal will move forward following the conclusion of the 2012 Texas Base Rate Case. If certain parts of the PUCT order are overturned, it could reduce future net income and cash flows and impact financial condition.

Hurricane Laura

In August 2020, Hurricane Laura hit the coasts of Louisiana and Texas, causing power outages to more than 130,000 customers across SWEPCo’s service territories. Prior to Hurricane Laura, SWEPCo did not have a catastrophe reserve or automatic deferral authority within any of its jurisdictions. In October 2020, the LPSC issued an order allowing Louisiana utilities, including SWEPCo, to establish a regulatory asset to track and defer expenses associated with Hurricane Laura. In October 2020, as part of the 2020 Texas Base Rate Case, SWEPCo requested deferral authority of incremental other operation and maintenance expenses. As of March 31, 2021, management estimates that SWEPCo has incurred incremental other operation and maintenance expenses of $82 million ($79 million of which has been deferred as a regulatory asset related to the Louisiana jurisdiction) and incremental capital expenditures of $31 million, all of which is related to the Louisiana jurisdiction. Management expects to request recovery of these storm costs, in addition to the Hurricane Delta and February 2021 winter storm costs, in a future filing. If any costs related to Hurricane Laura are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Hurricane Delta

In October 2020, Hurricane Delta hit the coast of Louisiana, causing power outages to more than 23,000 customers in SWEPCo’s Louisiana jurisdiction. In November 2020, the LPSC issued an order allowing Louisiana utilities, including SWEPCo, to establish a regulatory asset to track and defer expenses associated with Hurricane Delta. As of March 31, 2021, management estimates that SWEPCo has incurred incremental other operation and maintenance expenses of $17 million, which has been deferred as a regulatory asset. Also, management estimates that SWEPCo has incurred incremental capital expenditures of $3 million. Management expects to request recovery of these storm costs, in addition to the Hurricane Laura and February 2021 winter storm costs, in a future filing. If any costs related to Hurricane Delta are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2020 Texas Base Rate Case

In October 2020, SWEPCo filed a request with the PUCT for a $105 million annual increase in Texas base rates based upon a proposed 10.35% ROE. The request would move transmission and distribution interim revenues recovered through riders into base rates. Eliminating these riders would result in a net annual requested base rate increase of $90 million primarily due to increased investments. The proposed net annual increase: (a) includes $5 million related to vegetation management to maintain and improve the reliability of SWEPCo’s Texas jurisdictional distribution system, (b) requests a $10 million annual depreciation increase and (c) seeks $2 million annually to establish a storm catastrophe reserve. In addition, SWEPCo requested recovery of the Texas jurisdictional share of the Dolet Hills Power Station of $45 million which is expected to be retired by the end of 2021. In March 2021, intervenor testimony was filed supporting an annual revenue increase ranging from $20 million to $70 million based upon an ROE of 9% to 9.15%. In April 2021, staff testimony was filed supporting a $45 million annual increase in base rates based upon an ROE of 9.22%. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2020 Louisiana Base Rate Case

In December 2020, SWEPCo filed a request with the LPSC for a $134 million annual increase in Louisiana base rates based upon a proposed 10.35% ROE. The request would extend the formula rate plan for five years and includes modifications to the formula rate plan to allow for forward-looking transmission costs, reflects the impact of net operating losses associated with the acceleration of certain tax benefits and incorporates future federal corporate income tax changes. The proposed net annual increase requests: (a) a $32 million annual depreciation increase to recover Louisiana’s share of the Dolet Hills Power Station, Pirkey Power Plant and Welsh Plant, all of which are expected to be retired early and (b) includes $10 million annually to recover deferred other operation and maintenance expenses related to Hurricanes Laura and Delta. In April 2021, the LPSC approved SWEPCo’s request to remove the hurricane storm costs from the base rate case filing. Management expects to request recovery of the storm costs associated with Hurricanes Delta, Laura and the February 2021 winter storm in a separate filing. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

For current proceedings not specifically discussed below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial statements. The Commitments, Guarantees and Contingencies note within the 2020 Annual Report should be read in conjunction with this report.

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

AEP has $4 billion and $1 billion revolving credit facilities due in March 2026 and 2023, respectively, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. As of March 31, 2021, no letters of credit were issued under the revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $425 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of March 31, 2021 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$183.2	April 2021 to March 2022
AEP Texas	2.2	July 2021

Guarantees of Equity Method Investees (Applies to AEP)

In 2019, AEP acquired Sempra Renewables LLC. The transaction resulted in the acquisition of a 50% ownership interest in five non-consolidated joint ventures and the acquisition of two tax equity partnerships. Parent has issued guarantees over the performance of the joint ventures. If a joint venture were to default on payments or performance, Parent would be required to make payments on behalf of the joint venture. As of March 31, 2021, the maximum potential amount of future payments associated with these guarantees was $157 million, with the last guarantee expiring in December 2037. The non-contingent liability recorded associated with these guarantees was $30 million, with an additional $1 million expected credit loss liability for the contingent portion of the guarantees. Management considered historical losses, economic conditions and reasonable and supportable forecasts in the calculation of the expected credit loss. As the joint ventures generate cash flows through PPAs, the measurement of the contingent portion of the guarantee liability is based upon assessments of the credit quality and default probabilities of the respective PPA counterparties.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of March 31, 2021, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase-and-sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase-and-sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of March 31, 2021, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$48.6
AEP Texas	11.3
APCo	6.3
I&M	4.2
OPCo	7.7
PSO	4.7
SWEPCo	5.4

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

Trustee and do not guarantee its debt.  The future minimum lease payments for this sale-and-leaseback transaction as of March 31, 2021 were as follows:

Future Minimum Lease Payments	AEP (a)	I&M
	(in millions)
2021	$147.8	$73.9
2022	147.6	73.8
Total Future Minimum Lease Payments	$295.4	$147.7

(a)AEP’s future minimum lease payments include equal shares from AEGCo and I&M.

AEPRO Boat and Barge Leases (Applies to AEP)

In 2015, AEP sold its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. Certain boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the respective lessors, ensuring future payments under such leases with maturities up to 2027. As of March 31, 2021, the maximum potential amount of future payments required under the guaranteed leases was $47 million. Under the terms of certain of the arrangements, upon the lessors exercising their rights after an event of default by the nonaffiliated party, AEP is entitled to enter into new lease arrangements as a lessee that would have substantially the same terms as the existing leases. Alternatively, for the arrangements with one of the lessors, upon an event of default by the nonaffiliated party and the lessor exercising its rights, payment to the lessor would allow AEP to step into the lessor’s rights as well as obtaining title to the assets. Under either situation, AEP would have the ability to utilize the assets in the normal course of barging operations. AEP would also have the right to sell the acquired assets for which it obtained title. As of March 31, 2021, AEP’s boat and barge lease guarantee liability was $3 million, of which $1 million was recorded in Other Current Liabilities and $2 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheets.

In February 2020, the nonaffiliated party filed Chapter 11 bankruptcy. The party entered into a restructuring support agreement and has announced it expected to continue their operations as normal. In March 2020, the bankruptcy court approved the party’s recapitalization plan. In April 2020, the nonaffiliated party emerged from bankruptcy. Management has determined that it is reasonably possible that enforcement of AEP’s liability for future payments under these leases will be exercised within the next twelve months. In such an event, if AEP is unable to sell or incorporate any of the acquired assets into its fleet operations, it could reduce future net income and cash flows and impact financial condition.

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

Thereafter, AEP filed a motion with the U.S. District Court for the Southern District of Ohio in the original NSR litigation, seeking to modify the consent decree. The district court granted the owners’ unopposed motion to stay the lease litigation to afford time for resolution of AEP’s motion to modify the consent decree. The consent decree was modified based on an agreement among the parties in July 2019. The district court’s stay of the lease litigation expired in August 2020. Upon expiration of the stay, plaintiffs filed a motion for partial summary judgment, arguing that the consent decree violates the facility lease and the participation agreement and requesting that the district court enter a judgment for the plaintiffs on their breach of contract claim. AEP’s memorandum in opposition to plaintiffs’ motion for partial summary judgment was filed in October 2020. At the parties’ request, the district court stayed the case until April 19, 2021 to provide the parties an opportunity to resolve the case.

On April 20, 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $115.5 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. As a result, the parties have submitted a stipulation and order of dismissal requesting that the district court dismiss the case without prejudice to plaintiffs asserting their claims in a re-filed action or in a new action. The agreement is subject to customary closing conditions, including regulatory approvals, and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. Management believes its financial statements appropriately reflect the expected resolution of the pending litigation.

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

Litigation Related to Ohio House Bill 6 (HB 6)

In August 2020, an AEP shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleges misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501 (c)(4) organization contribution and lobbying activities in Ohio. The complaint seeks monetary damages, among other forms of relief. The company will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The company will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

On March 1, 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter is directed to the Board of Directors of AEP and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by directors and officers, and that, following such investigation, the Company commence a civil action for breaches of fiduciary duty and related claims and take appropriate disciplinary action against those individuals who allegedly harmed the company. The AEP Board will act in response to the letter as appropriate. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

6. ACQUISITIONS

The disclosures in this note apply to AEP unless indicated otherwise.

Dry Lake Solar Project (Generation & Marketing Segment)

In November 2020, AEP signed a Purchase and Sale Agreement with a nonaffiliate to acquire a 75% interest in the 100 MW Dry Lake Solar Project (Dry Lake) located in southern Nevada for approximately $114 million. In March 2021, AEP closed the transaction and the solar project is expected to be in-service in the second quarter of 2021. Approximately $103 million of the purchase price was paid upon closing of the transaction and the remaining $11 million will be paid when the project is placed in service. In accordance with the accounting guidance for “Business Combinations,” management determined that the acquisition of Dry Lake represents an asset acquisition. Additionally, and in accordance with the accounting guidance for “Consolidation,” management concluded that Dry Lake is a VIE and that AEP is the primary beneficiary based on its power as managing member to direct the activities that most significantly impact Dry Lake’s economic performance. As the primary beneficiary of Dry Lake, AEP consolidates Dry Lake into its financial statements. As a result, to account for the initial consolidation of Dry Lake, management applied the acquisition method by allocating the purchase price based on the relative fair value of the assets acquired and noncontrolling interest assumed.  The fair value of the primary assets acquired and the noncontrolling interest assumed was determined using the market approach.  The key input assumptions were the transaction price paid for AEP’s interest in Dry Lake and recent third-party market transactions for similar solar generation facilities. The nonaffiliated interest in Dry Lake is presented in Noncontrolling Interests on the balance sheets. Upon closing of the transaction, AEP recognized Property, Plant and Equipment of approximately $133 million, Noncontrolling Interest of approximately $19 million and Accounts Payable of approximately $11 million on the balance sheets.

Subsequent Event

North Central Wind Energy Facilities (Vertically Integrated Utilities Segment) (Applies to AEP, PSO and SWEPCo)

In 2020, PSO and SWEPCo received regulatory approvals to acquire the North Central Wind Energy Facilities, comprised of three Oklahoma wind facilities totaling 1,485 MWs, on a fixed cost turn-key basis at completion. PSO will own 45.5% and SWEPCo will own 54.5% of North Central Wind Energy Facilities. In total, the three wind facilities will cost approximately $2 billion and consist of a 999 MW facility, a 287 MW facility and a 199 MW facility. The 199 MW wind facility was acquired and placed in-service in April 2021. The estimated investment in the 199 MW wind facility is $307 million.

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

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

AEP

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Service Cost	$32.3	$28.0	$2.4	$2.5
Interest Cost	34.3	42.0	7.6	9.9
Expected Return on Plan Assets	(57.5)	(66.2)	(22.8)	(23.9)
Amortization of Prior Service Credit	—	—	(17.7)	(17.4)
Amortization of Net Actuarial Loss	25.4	23.4	—	1.5
Net Periodic Benefit Cost (Credit)	$34.5	$27.2	$(30.5)	$(27.4)

AEP Texas

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Service Cost	$3.0	$2.6	$0.2	$0.2
Interest Cost	2.8	3.5	0.6	0.8
Expected Return on Plan Assets	(4.9)	(5.7)	(1.9)	(2.0)
Amortization of Prior Service Credit	—	—	(1.5)	(1.4)
Amortization of Net Actuarial Loss	2.1	1.9	—	0.1
Net Periodic Benefit Cost (Credit)	$3.0	$2.3	$(2.6)	$(2.3)

APCo

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Service Cost	$3.0	$2.6	$0.3	$0.3
Interest Cost	4.1	5.1	1.2	1.6
Expected Return on Plan Assets	(7.3)	(8.4)	(3.4)	(3.6)
Amortization of Prior Service Credit	—	—	(2.6)	(2.5)
Amortization of Net Actuarial Loss	3.0	2.8	—	0.2
Net Periodic Benefit Cost (Credit)	$2.8	$2.1	$(4.5)	$(4.0)

I&M

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Service Cost	$4.4	$3.9	$0.3	$0.3
Interest Cost	4.0	4.9	0.9	1.2
Expected Return on Plan Assets	(7.2)	(8.3)	(2.8)	(2.9)
Amortization of Prior Service Credit	—	—	(2.4)	(2.4)
Amortization of Net Actuarial Loss	2.9	2.7	—	0.2
Net Periodic Benefit Cost (Credit)	$4.1	$3.2	$(4.0)	$(3.6)

OPCo

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Service Cost	$2.9	$2.4	$0.2	$0.2
Interest Cost	3.1	3.9	0.8	1.0
Expected Return on Plan Assets	(5.6)	(6.6)	(2.4)	(2.6)
Amortization of Prior Service Credit	—	—	(1.8)	(1.8)
Amortization of Net Actuarial Loss	2.2	2.1	—	0.2
Net Periodic Benefit Cost (Credit)	$2.6	$1.8	$(3.2)	$(3.0)

PSO

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Service Cost	$1.9	$1.8	$0.2	$0.2
Interest Cost	1.7	2.1	0.4	0.5
Expected Return on Plan Assets	(3.1)	(3.6)	(1.3)	(1.3)
Amortization of Prior Service Credit	—	—	(1.1)	(1.1)
Amortization of Net Actuarial Loss	1.3	1.2	—	0.1
Net Periodic Benefit Cost (Credit)	$1.8	$1.5	$(1.8)	$(1.6)

SWEPCo

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
	(in millions)
Service Cost	$2.9	$2.5	$0.1	$0.2
Interest Cost	2.1	2.5	0.5	0.6
Expected Return on Plan Assets	(3.4)	(3.9)	(1.5)	(1.5)
Amortization of Prior Service Credit	—	—	(1.3)	(1.3)
Amortization of Net Actuarial Loss	1.5	1.4	—	0.1
Net Periodic Benefit Cost (Credit)	$3.1	$2.5	$(2.2)	$(1.9)

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
•Competitive generation in PJM.

The remainder of AEP’s activities is presented as Corporate and Other. While not considered a reportable segment, Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries, Parent’s guarantee revenue received from affiliates, investment income, interest income, interest expense, income tax expense and other nonallocated costs.

The tables below present AEP’s reportable segment income statement information for the three months ended March 31, 2021 and 2020 and reportable segment balance sheet information as of March 31, 2021 and December 31, 2020.

	Three Months Ended March 31, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,504.5	$1,082.3	$87.9	$601.7	$4.7	$—	$4,281.1
Other Operating Segments	32.8	5.8	289.1	32.5	8.2	(368.4)	—
Total Revenues	$2,537.3	$1,088.1	$377.0	$634.2	$12.9	$(368.4)	$4,281.1

Net Income (Loss)	$271.4	$114.4	$173.2	$38.2	$(18.4)	$—	$578.8

	Three Months Ended March 31, 2020
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,193.0	$1,075.2	$73.1	$408.4	$(2.2)	$—	$3,747.5
Other Operating Segments	33.7	31.7	237.1	30.2	22.1	(354.8)	—
Total Revenues	$2,226.7	$1,106.9	$310.2	$438.6	$19.9	$(354.8)	$3,747.5

Net Income (Loss)	$246.3	$116.2	$141.6	$30.5	$(35.3)	$—	$499.3

	March 31, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Property, Plant and Equipment	$49,448.9	$21,492.9	$12,185.2	$2,080.6	$405.3		$—		$85,612.9
Accumulated Depreciation and Amortization	15,950.1	3,951.3	648.1	183.8	183.5		—		20,916.8
Total Property Plant and Equipment - Net	$33,498.8	$17,541.6	$11,537.1	$1,896.8	$221.8		$—		$64,696.1

Total Assets	$44,591.3	$20,076.9	$12,925.8	$3,881.8	$6,072.0	(b)	$(4,562.7)	(c)	$82,985.1

Long-term Debt Due Within One Year:
Nonaffiliated	$1,078.3	$589.0	$52.4	$—	$410.5	(d)	$—		$2,130.2

Long-term Debt:
Affiliated	65.0	—	—	—	—		(65.0)		—
Nonaffiliated	13,185.8	7,097.4	4,089.7	—	5,841.9	(d)	—		30,214.8

Total Long-term Debt	$14,329.1	$7,686.4	$4,142.1	$—	$6,252.4	(d)	$(65.0)		$32,345.0

	December 31, 2020
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Property, Plant and Equipment	$49,023.3	$21,145.0	$11,827.2	$1,910.2	$407.3		$—		$84,313.0
Accumulated Depreciation and Amortization	15,586.2	3,879.3	595.7	166.1	184.1		—		20,411.4
Total Property Plant and Equipment - Net	$33,437.1	$17,265.7	$11,231.5	$1,744.1	$223.2		$—		$63,901.6

Total Assets	$42,752.7	$19,765.9	$12,627.3	$3,585.9	$5,987.1	(b)	$(3,961.7)	(c)	$80,757.2

Long-term Debt Due Within One Year:
Nonaffiliated	$1,034.6	$588.8	$52.3	$—	$410.4	(d)	$—		$2,086.1

Long-term Debt:
Affiliated	65.0	—	—	—	—		(65.0)		—
Nonaffiliated	12,375.6	6,661.9	4,075.7	—	5,873.2	(d)	—		28,986.4

Total Long-term Debt	$13,475.2	$7,250.7	$4,128.0	$—	$6,283.6	(d)	$(65.0)		$31,072.5

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

The tables below present AEPTCo’s reportable segment income statement information for the three months ended March 31, 2021 and 2020 and reportable segment balance sheet information as of March 31, 2021 and December 31, 2020.

	Three Months Ended March 31, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$76.0	$—		$—		$76.0
Sales to AEP Affiliates	285.6	—		—		285.6
Other Revenues	0.1	—		—		0.1
Total Revenues	$361.7	$—		$—		$361.7

Interest Income	$—	$38.3		$(38.2)	(a)	$0.1
Interest Expense	34.1	38.2		(38.2)	(a)	34.1
Income Tax Expense	39.6	—		—		39.6

Net Income	$151.7	$—	(b)	$—		$151.7

	Three Months Ended March 31, 2020
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$61.3	$—		$—		$61.3
Sales to AEP Affiliates	233.7	—		—		233.7
Other Revenues	0.6	—		—		0.6
Total Revenues	$295.6	$—		$—		$295.6

Interest Income	$0.2	$34.0		$(33.4)	(a)	$0.8
Interest Expense	29.6	33.4		(33.4)	(a)	29.6
Income Tax Expense	31.8	—		—		31.8

Net Income	$117.3	$0.5	(b)	$—		$117.8

	March 31, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Transmission Property	$11,694.0	$—		$—		$11,694.0
Accumulated Depreciation and Amortization	623.6	—		—		623.6
Total Transmission Property – Net	$11,070.4	$—		$—		$11,070.4

Notes Receivable - Affiliated	$—	$3,899.0		$(3,899.0)	(c)	$—

Total Assets	$11,458.3	$4,107.2	(d)	$(4,050.4)	(e)	$11,515.1

Total Long-term Debt	$3,990.0	$3,949.0		$(3,990.0)	(c)	$3,949.0

	December 31, 2020
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Transmission Property	$11,345.6	$—		$—		$11,345.6
Accumulated Depreciation and Amortization	572.8	—		—		572.8
Total Transmission Property – Net	$10,772.8	$—		$—		$10,772.8

Notes Receivable - Affiliated	$—	$3,948.5		$(3,948.5)	(c)	$—

Total Assets	$11,185.1	$4,084.0	(d)	$(4,023.1)	(e)	$11,246.0

Total Long-term Debt	$3,990.0	$3,948.5		$(3,990.0)	(c)	$3,948.5

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

Notional Volume of Derivative Instruments
March 31, 2021

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	271.2	—	23.3	10.8	2.9	3.8	1.6
Natural Gas	MMBtus	22.7	—	—	—	—	—	7.0
Heating Oil and Gasoline	Gallons	5.0	1.3	0.8	0.5	1.0	0.5	0.7
Interest Rate	USD	$123.6	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$950.0	$—	$—	$—	$—	$—	$—
December 31, 2020

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	331.3	—	46.9	19.7	3.0	11.9	4.0
Natural Gas	MMBtus	26.9	—	—	—	—	—	7.9
Heating Oil and Gasoline	Gallons	6.9	1.8	1.1	0.6	1.4	0.7	0.9
Interest Rate	USD	$129.8	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$1,150.0	$—	$200.0	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles. AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $3 million and $3 million as of March 31, 2021 and December 31, 2020, respectively. AEP netted cash collateral paid to third-parties against short-term and long-term risk management liabilities in the amounts of $8 million and $7 million as of March 31, 2021 and December 31, 2020, respectively. The netted cash collateral from third-parties against short-term and long-term risk management assets and netted cash collateral paid to third-parties against short-term and long-term risk management liabilities were immaterial for the Registrant Subsidiaries as of March 31, 2021 and December 31, 2020.

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets:

AEP

	March 31, 2021
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets	$164.1	$34.8	$2.7	$201.6	$(129.5)	$72.1
Long-term Risk Management Assets	266.9	18.8	—	285.7	(20.9)	264.8
Total Assets	431.0	53.6	2.7	487.3	(150.4)	336.9

Current Risk Management Liabilities	133.6	34.8	—	168.4	(129.3)	39.1
Long-term Risk Management Liabilities	219.8	41.6	37.4	298.8	(25.8)	273.0
Total Liabilities	353.4	76.4	37.4	467.2	(155.1)	312.1

Total MTM Derivative Contract Net Assets (Liabilities)	$77.6	$(22.8)	$(34.7)	$20.1	$4.7	$24.8

	December 31, 2020
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets	$239.1	$21.1	$5.0	$265.2	$(170.5)	$94.7
Long-term Risk Management Assets	275.9	18.0	—	293.9	(51.7)	242.2
Total Assets	515.0	39.1	5.0	559.1	(222.2)	336.9

Current Risk Management Liabilities	193.0	54.4	3.4	250.8	(172.0)	78.8
Long-term Risk Management Liabilities	222.2	60.1	4.1	286.4	(53.6)	232.8
Total Liabilities	415.2	114.5	7.5	537.2	(225.6)	311.6

Total MTM Derivative Contract Net Assets (Liabilities)	$99.8	$(75.4)	$(2.5)	$21.9	$3.4	$25.3

AEP Texas

March 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$0.8	$(0.8)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.8	(0.8)	—

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$0.8	$(0.8)	$—

December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$0.4	$(0.4)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.4	(0.4)	—

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$0.4	$(0.4)	$—

APCo

	March 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$16.5	$(9.6)	$6.9
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.5	(0.5)	—
Total Assets	17.0	(10.1)	6.9

Other Current Liabilities - Current Risk Management Liabilities	9.3	(9.1)	0.2
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.5	(0.5)	—
Total Liabilities	9.8	(9.6)	0.2

Total MTM Derivative Contract Net Assets (Liabilities)	$7.2	$(0.5)	$6.7

	December 31, 2020
			Gross Amounts
	Risk		of Risk	Gross Amounts	Net Amounts of Assets/
	Management	Hedging	Management	Offset in the	Liabilities Presented in
	Contracts –	Contracts –	Assets/Liabilities	Statement of	the Statement of
Balance Sheet Location	Commodity (a)	Interest Rate (a)	Recognized	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$38.8	$2.4	$41.2	$(18.8)	$22.4
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.7	—	0.7	(0.6)	0.1
Total Assets	39.5	2.4	41.9	(19.4)	22.5

Other Current Liabilities - Current Risk Management Liabilities	19.7	3.4	23.1	(18.5)	4.6
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.6	—	0.6	(0.5)	0.1
Total Liabilities	20.3	3.4	23.7	(19.0)	4.7

Total MTM Derivative Contract Net Assets (Liabilities)	$19.2	$(1.0)	$18.2	$(0.4)	$17.8

I&M

	March 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$6.8	$(5.9)	$0.9
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.3	(0.3)	—
Total Assets	7.1	(6.2)	0.9

Other Current Liabilities - Current Risk Management Liabilities	6.2	(6.0)	0.2
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.3	(0.3)	—
Total Liabilities	6.5	(6.3)	0.2

Total MTM Derivative Contract Net Assets	$0.6	$0.1	$0.7

	December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$17.2	$(13.6)	$3.6
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.5	(0.4)	0.1
Total Assets	17.7	(14.0)	3.7

Other Current Liabilities - Current Risk Management Liabilities	12.1	(12.0)	0.1
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.4	(0.3)	0.1
Total Liabilities	12.5	(12.3)	0.2

Total MTM Derivative Contract Net Assets (Liabilities)	$5.2	$(1.7)	$3.5

OPCo

	March 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.6	$(0.6)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.6	(0.6)	—

Current Risk Management Liabilities	8.1	—	8.1
Long-term Risk Management Liabilities	95.9	—	95.9
Total Liabilities	104.0	—	104.0

Total MTM Derivative Contract Net Liabilities	$(103.4)	$(0.6)	$(104.0)

	December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.3	$(0.3)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.3	(0.3)	—

Current Risk Management Liabilities	8.7	—	8.7
Long-term Risk Management Liabilities	101.6	—	101.6
Total Liabilities	110.3	—	110.3

Total MTM Derivative Contract Net Liabilities	$(110.0)	$(0.3)	$(110.3)

PSO

March 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$5.8	$(0.3)	$5.5
Long-term Risk Management Assets	—	—	—
Total Assets	5.8	(0.3)	5.5

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$5.8	$(0.3)	$5.5

December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$10.5	$(0.2)	$10.3
Long-term Risk Management Assets	—	—	—
Total Assets	10.5	(0.2)	10.3

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$10.5	$(0.2)	$10.3

SWEPCo

	March 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$1.7	$(0.4)	$1.3
Long-term Risk Management Assets	—	—	—
Total Assets	1.7	(0.4)	1.3

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	0.9	—	0.9
Total Liabilities	0.9	—	0.9

Total MTM Derivative Contract Net Assets (Liabilities)	$0.8	$(0.4)	$0.4

	December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$3.4	$(0.2)	$3.2
Long-term Risk Management Assets	—	—	—
Total Assets	3.4	(0.2)	3.2

Current Risk Management Liabilities	0.7	—	0.7
Long-term Risk Management Liabilities	1.0	—	1.0
Total Liabilities	1.7	—	1.7

Total MTM Derivative Contract Net Assets (Liabilities)	$1.7	$(0.2)	$1.5

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

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on
Risk Management Contracts

	Three Months Ended March 31, 2021
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.2	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(0.4)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.2	—	—	—	—
Purchased Electricity for Resale	0.4	—	0.4	—	—	—	—
Other Operation	0.3	0.1	—	—	0.1	—	—
Maintenance	0.5	0.1	0.1	0.1	0.1	0.1	0.1
Regulatory Assets (a)	6.4	—	—	(0.9)	6.6	—	0.8
Regulatory Liabilities (a)	22.0	0.4	3.4	(3.2)	2.9	11.2	6.2
Total Gain (Loss) on Risk Management Contracts	$29.4	$0.6	$4.1	$(4.0)	$9.7	$11.3	$7.1

	Three Months Ended March 31, 2020
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.4	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(10.3)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.2	0.1	—	—	—
Purchased Electricity for Resale	0.1	—	0.1	—	—	—	—
Other Operation	(0.2)	(0.1)	—	—	(0.1)	—	—
Maintenance	(0.2)	(0.1)	(0.1)	—	—	—	—
Regulatory Assets (a)	(33.9)	(1.2)	(8.9)	(0.7)	(18.4)	(0.5)	(0.2)
Regulatory Liabilities (a)	11.2	—	(7.3)	3.2	3.5	8.1	3.3
Total Gain (Loss) on Risk Management Contracts	$(32.9)	$(1.4)	$(16.0)	$2.6	$(15.0)	$7.6	$3.1

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
Long-term Debt (a) (b)	$(959.4)	$(995.9)	$(16.6)	$(51.7)

(a)Amounts included on the balance sheets within Long-term Debt Due within One Year and Long-term Debt, respectively.
(b)Amounts include $(51) million and $(53) million as of March 31, 2021 and December 31, 2020, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$(33.2)	$42.5
Fair Value Portion of Long-term Debt (a)	33.2	(42.5)

(a)Gain (Loss) is included in Interest Expense on the statements of income.

In June 2020, AEP terminated a $500 million notional amount interest rate swap resulting in the discontinuance of the hedging relationship. A gain of $57 million on the fair value of the hedging instrument was settled in cash and recorded within operating activities on the statements of cash flows. Subsequent to the discontinuation of hedge accounting, the remaining adjustment to the carrying amount of the hedged item of $57 million will be amortized on a straight line basis through November 2027 in Interest Expense on the statements of income.

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three months ended March 31, 2021 and 2020, AEP applied cash flow hedging to outstanding power derivatives. During the three months ended March 31, 2021 and 2020, the Registrant Subsidiaries did not apply cash flow hedging to outstanding power derivatives.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three months ended March 31, 2021 and 2020, AEP and APCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	March 31, 2021		December 31, 2020
	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AOCI Loss Net of Tax	$(18.5)	$(33.3)	$(60.6)	$(47.5)
Portion Expected to be Reclassed to Net Income During the Next Twelve Months	(0.3)	(5.1)	(27.1)	(5.7)

As of March 31, 2021 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 120 months and 117 months for commodity and interest rate hedges, respectively.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	March 31, 2021		December 31, 2020
	Interest Rate
		Expected to be		Expected to be
		Reclassified to		Reclassified to
		Net Income During		Net Income During
	AOCI Gain (Loss)	the Next	AOCI Gain (Loss)	the Next
Company	Net of Tax	Twelve Months	Net of Tax	Twelve Months
	(in millions)
AEP Texas	$(2.0)	$(1.1)	$(2.3)	$(1.1)
APCo	8.2	0.8	(0.8)	0.4
I&M	(7.8)	(1.6)	(8.3)	(1.6)
PSO	—	—	0.1	0.1
SWEPCo	0.1	(1.2)	(0.3)	(1.5)

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

Collateral Triggering Events

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  AEP had two derivative contracts with collateral triggering events in a net liability position as of March 31, 2021, however the exposure is immaterial. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of March 31, 2021. The Registrants had no derivative contracts with collateral triggering events in a net liability position as of December 31, 2020.

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

	March 31, 2021
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$156.8	$—	$127.7
APCo	0.6	—	0.1
I&M	0.4	—	0.1
SWEPCo	0.9	—	0.9

	December 31, 2020
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$188.4	$—	$169.2
APCo	4.3	—	3.5
I&M	0.5	—	0.1
SWEPCo	1.8	—	1.8

Warrants Held in Investee (Applies to AEP)

AEP holds an investment in ChargePoint, which completed an initial public offering (IPO) in February 2021 via a reverse merger with a public special purpose acquisition company. Before the IPO, AEP’s interests in ChargePoint consisted of a noncontrolling equity interest of preferred shares, which were accounted for at their historical cost of $8 million as of December 31, 2020, and common share warrants. After the IPO, AEP’s interests in ChargePoint consisted of a noncontrolling equity interest of common shares, which were accounted for at their fair value of $35 million as of March 31, 2021, and common share warrants. AEP recorded an unrealized gain of $27 million associated with the common shares for the three months ended March 31, 2021, presented in Other Income (Expense) on AEP’s statements of income.

Management has determined the common share warrants are derivative instruments based on the accounting guidance for “Derivatives and Hedging”. As of March 31, 2021 and December 31, 2020, the warrants were valued at $22 million and $32 million, respectively, and were recorded in Deferred Charges and Other Noncurrent Assets on AEP’s balance sheets. AEP recognized an unrealized loss of $10 million associated with the warrants for the three months ended March 31, 2021, presented in Other Income (Expense) on AEP’s statements of income.

Management utilized a Black-Scholes options pricing model to value the warrants as of March 31, 2021 and December 31, 2020. The valuation contemplated a liquidity adjustment that resulted in the overall fair value of the warrants being categorized as Level 3 in the fair value hierarchy as of December 31, 2020. After the IPO, there was an observable publicly traded stock price to use in the Black-Scholes options pricing model, which resulted in the warrants being categorized as Level 2 as of March 31, 2021. The common shares are also categorized as Level 2 as management applied a discount to the shares due to a six month lock-up agreement post IPO. After the six month lock-up period, the common shares will be valued as Level 1 based on the publicly traded share prices. See “Fair Value Measurements of Financial Assets and Liabilities” section of Note 10 for additional information.

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

Assets in the nuclear trusts, cash and cash equivalents, other temporary investments restricted cash for securitized funding are classified using the following methods.  Equities are classified as Level 1 holdings if they are actively traded on exchanges.  Items classified as Level 1 are investments in money market funds, fixed income and equity mutual funds and equity securities.  They are valued based on observable inputs, primarily unadjusted quoted prices in active markets for identical assets.  Items classified as Level 2 are primarily investments in individual fixed income securities.  Fixed income securities generally do not trade on exchanges and do not have an official closing price but their valuation inputs are based on observable market data.  Pricing vendors calculate bond valuations using financial models and matrices.  The models use observable inputs including yields on benchmark securities, quotes by securities brokers, rating agency actions, discounts or premiums on securities compared to par prices, changes in yields for U.S. Treasury securities, corporate actions by bond issuers, prepayment schedules and histories, economic events and, for certain securities, adjustments to yields to reflect changes in the rate of inflation.  Other securities with model-derived valuation inputs that are observable are also classified as Level 2 investments.  Investments with unobservable valuation inputs are classified as Level 3 investments.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	March 31, 2021		December 31, 2020
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP (a)	$32,345.0	$35,802.4	$31,072.5	$37,457.0
AEP Texas	4,810.2	5,235.6	4,820.4	5,682.6
AEPTCo	3,949.0	4,460.1	3,948.5	4,984.3
APCo	4,966.2	5,871.1	4,834.1	6,391.8
I&M	3,006.3	3,422.9	3,029.9	3,775.3
OPCo	2,876.3	3,316.1	2,430.2	3,154.9
PSO	1,623.8	1,842.4	1,373.8	1,732.1
SWEPCo	3,131.4	3,444.8	2,636.4	3,210.1

(a)The fair value amounts include debt related to AEP’s Equity Units and had a fair value of $1.6 billion and $1.7 billion as of March 31, 2021 and December 31, 2020, respectively. See “Equity Units” section of Note 12 for additional information.

Fair Value Measurements of Other Temporary Investments (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments:

	March 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash and Other Cash Deposits (a)	$74.6	$—	$—	$74.6
Fixed Income Securities – Mutual Funds (b)	116.7	2.0	—	118.7
Equity Securities – Mutual Funds	24.9	31.7	—	56.6
Total Other Temporary Investments	$216.2	$33.7	$—	$249.9

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash and Other Cash Deposits (a)	$68.3	$—	$—	$68.3
Fixed Income Securities – Mutual Funds (b)	120.7	2.8	—	123.5
Equity Securities – Mutual Funds	25.9	28.7	—	54.6
Total Other Temporary Investments	$214.9	$31.5	$—	$246.4

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Proceeds from Investment Sales	$5.5	$23.2
Purchases of Investments	0.7	6.7
Gross Realized Gains on Investment Sales	0.1	2.0
Gross Realized Losses on Investment Sales	—	0.1

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

The following is a summary of nuclear trust fund investments:

	March 31, 2021			December 31, 2020
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$47.7	$—	$—	$25.8	$—	$—
Fixed Income Securities:
United States Government	998.9	54.8	(13.0)	1,025.6	98.5	(7.1)
Corporate Debt	76.4	4.8	(2.6)	86.3	9.6	(1.7)
State and Local Government	83.8	0.4	(0.7)	114.3	0.9	(0.4)
Subtotal Fixed Income Securities	1,159.1	60.0	(16.3)	1,226.2	109.0	(9.2)
Equity Securities - Domestic (a)	2,207.5	1,543.5	—	2,054.7	1,400.8	—
Spent Nuclear Fuel and Decommissioning Trusts	$3,414.3	$1,603.5	$(16.3)	$3,306.7	$1,509.8	$(9.2)

(a)Amount reported as Gross Unrealized Gains includes unrealized gains of $1.5 billion and $1.4 billion and unrealized losses of $5 million and $9 million as of March 31, 2021 and December 31, 2020, respectively.

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Proceeds from Investment Sales	$320.0	$612.4
Purchases of Investments	336.9	626.0
Gross Realized Gains on Investment Sales	5.4	10.9
Gross Realized Losses on Investment Sales	4.2	17.0

The base cost of fixed income securities was $1.1 billion and $1.1 billion as of March 31, 2021 and December 31, 2020, respectively.  The base cost of equity securities was $664 million and $654 million as of March 31, 2021 and December 31, 2020, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of March 31, 2021 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$320.5
After 1 year through 5 years	334.7
After 5 years through 10 years	233.6
After 10 years	270.3
Total	$1,159.1

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments
Restricted Cash and Other Cash Deposits (a)	$62.9	$—	$—	$11.7	$74.6
Fixed Income Securities – Mutual Funds	118.7	—	—	—	118.7
Equity Securities – Mutual Funds (b)	56.6	—	—	—	56.6
Total Other Temporary Investments	238.2	—	—	11.7	249.9

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	1.2	217.9	194.8	(94.8)	319.1
Cash Flow Hedges:
Commodity Hedges (c)	—	44.4	2.7	(32.0)	15.1
Fair Value Hedges	—	2.7	—	—	2.7
Total Risk Management Assets	1.2	265.0	197.5	(126.8)	336.9

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	39.5	—	—	8.2	47.7
Fixed Income Securities:
United States Government	—	998.9	—	—	998.9
Corporate Debt	—	76.4	—	—	76.4
State and Local Government	—	83.8	—	—	83.8
Subtotal Fixed Income Securities	—	1,159.1	—	—	1,159.1
Equity Securities – Domestic (b)	2,207.5	—	—	—	2,207.5
Total Spent Nuclear Fuel and Decommissioning Trusts	2,247.0	1,159.1	—	8.2	3,414.3

Other Investments (h)	—	56.7	—	—	56.7

Total Assets	$2,486.4	$1,480.8	$197.5	$(106.9)	$4,057.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$0.8	$182.7	$152.8	$(99.5)	$236.8
Cash Flow Hedges:
Commodity Hedges (c)	—	67.0	2.9	(32.0)	37.9
Fair Value Hedges	—	37.4	—	—	37.4
Total Risk Management Liabilities	$0.8	$287.1	$155.7	$(131.5)	$312.1

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments
Restricted Cash and Other Cash Deposits (a)	$57.8	$—	$—	$10.5	$68.3
Fixed Income Securities – Mutual Funds	123.5	—	—	—	123.5
Equity Securities – Mutual Funds (b)	54.6	—	—	—	54.6
Total Other Temporary Investments	235.9	—	—	10.5	246.4

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	0.9	258.8	252.4	(190.0)	322.1
Cash Flow Hedges:
Commodity Hedges (c)	—	34.4	3.9	(28.5)	9.8
Interest Rate Hedges	—	2.4	—	—	2.4
Fair Value Hedges	—	2.6	—	—	2.6
Total Risk Management Assets	0.9	298.2	256.3	(218.5)	336.9

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	16.8	—	—	9.0	25.8
Fixed Income Securities:
United States Government	—	1,025.6	—	—	1,025.6
Corporate Debt	—	86.3	—	—	86.3
State and Local Government	—	114.3	—	—	114.3
Subtotal Fixed Income Securities	—	1,226.2	—	—	1,226.2
Equity Securities – Domestic (b)	2,054.7	—	—	—	2,054.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,071.5	1,226.2	—	9.0	3,306.7

Other Investments (h)	—	—	31.8	—	31.8

Total Assets	$2,308.3	$1,524.4	$288.1	$(199.0)	$3,921.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$0.9	$244.2	$167.2	$(193.4)	$218.9
Cash Flow Hedges:
Commodity Hedges (c)	—	106.1	7.6	(28.5)	85.2
Interest Rate Hedges	—	3.4	—	—	3.4
Fair Value Hedges	—	4.1	—	—	4.1
Total Risk Management Liabilities	$0.9	$357.8	$174.8	$(221.9)	$311.6

AEP Texas
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$39.3	$—	$—	$—	$39.3

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.8	—	(0.8)	—

Total Assets	$39.3	$0.8	$—	$(0.8)	$39.3

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$28.7	$—	$—	$—	$28.7

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.4	—	(0.4)	—

Total Assets	$28.7	$0.4	$—	$(0.4)	$28.7

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$11.6	$—	$—	$—	$11.6

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	9.8	7.1	(10.0)	6.9

Total Assets	$11.6	$9.8	$7.1	$(10.0)	$18.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$9.2	$0.5	$(9.5)	$0.2

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$16.9	$—	$—	$—	$16.9

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	19.4	19.9	(19.2)	20.1
Cash Flow Hedges:
Interest Rate Hedges	—	2.4	—	—	2.4
Total Risk Management Assets	—	21.8	19.9	(19.2)	22.5

Total Assets	$16.9	$21.8	$19.9	$(19.2)	$39.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$19.5	$0.6	$(18.8)	$1.3
Cash Flow Hedges:
Interest Rate Hedges	—	3.4	—	—	3.4
Total Risk Management Liabilities	$—	$22.9	$0.6	$(18.8)	$4.7

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$6.0	$1.1	$(6.2)	$0.9

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	39.5	—	—	8.2	47.7
Fixed Income Securities:
United States Government	—	998.9	—	—	998.9
Corporate Debt	—	76.4	—	—	76.4
State and Local Government	—	83.8	—	—	83.8
Subtotal Fixed Income Securities	—	1,159.1	—	—	1,159.1
Equity Securities - Domestic (b)	2,207.5	—	—	—	2,207.5
Total Spent Nuclear Fuel and Decommissioning Trusts	2,247.0	1,159.1	—	8.2	3,414.3

Total Assets	$2,247.0	$1,165.1	$1.1	$2.0	$3,415.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$6.1	$0.4	$(6.3)	$0.2

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$15.1	$2.5	$(13.9)	$3.7

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	16.8	—	—	9.0	25.8
Fixed Income Securities:
United States Government	—	1,025.6	—	—	1,025.6
Corporate Debt	—	86.3	—	—	86.3
State and Local Government	—	114.3	—	—	114.3
Subtotal Fixed Income Securities	—	1,226.2	—	—	1,226.2
Equity Securities - Domestic (b)	2,054.7	—	—	—	2,054.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,071.5	1,226.2	—	9.0	3,306.7

Total Assets	$2,071.5	$1,241.3	$2.5	$(4.9)	$3,310.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$12.0	$0.4	$(12.2)	$0.2

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.6	$—	$(0.6)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$104.0	$—	$104.0

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$—	$(0.3)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$110.3	$—	$110.3

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$5.5	$(0.3)	$5.5

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.2	$10.3	$(0.2)	$10.3

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$1.4	$(0.4)	$1.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.9	$—	$0.9

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$3.3	$(0.2)	$3.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$1.7	$—	$1.7

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
(d)The March 31, 2021 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 2 matures $(3) million in 2021, $11 million in periods 2022-2024, $17 million in periods 2025-2026 and $10 million in periods 2027-2033; Level 3 matures $23 million in 2021, $32 million in periods 2022-2024, $8 million in periods 2025-2026 and $(21) million in periods 2027-2033.  Risk management commodity contracts are substantially comprised of power contracts.
(e)Amounts in “Other’’ column primarily represent accrued interest receivables from financial institutions.  Level 1 amounts primarily represent investments in money market funds.
(f)The December 31, 2020 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 2 matures $3 million in periods 2022-2024, $11 million in periods 2025-2026 and $1 million in periods 2027-2033; Level 3 matures $47 million in 2021, $37 million in periods 2022-2024, $14 million in periods 2025-2026 and $(13) million in periods 2027-2033.  Risk management commodity contracts are substantially comprised of power contracts.
(g)Substantially comprised of power contracts for the Registrant Subsidiaries.
(h)See “Warrants Held in Investee” section of Note 9 for additional information.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended March 31, 2021	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2020	$113.3	$19.3	$2.1	$(110.3)	$10.3	$1.6
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	19.8	2.1	0.3	—	9.3	6.1
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(21.3)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	3.1	—	—	—	—	—
Settlements	(47.9)	(15.6)	(1.4)	2.7	(16.3)	(8.2)
Transfers into Level 3 (d) (e)	0.5	—	—	—	—	—
Transfers out of Level 3 (e)	(33.0)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	7.3	0.8	(0.3)	3.6	2.2	1.0
Balance as of March 31, 2021	$41.8	$6.6	$0.7	$(104.0)	$5.5	$0.5

Three Months Ended March 31, 2020	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2019	$109.9	$37.7	$5.8	$(103.6)	$15.8	$1.4
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	0.9	(9.2)	0.2	(0.3)	8.0	1.9
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	10.9	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	(4.1)	—	—	—	—	—
Settlements	(59.2)	(21.9)	(4.0)	2.5	(17.7)	(5.3)
Transfers into Level 3 (d) (e)	(0.5)	—	—	—	—	—
Transfers out of Level 3 (e)	5.3	0.7	0.4	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	(20.7)	(0.7)	(0.3)	(19.5)	0.2	(0.5)
Balance as of March 31, 2020	$42.5	$6.6	$2.1	$(120.9)	$6.3	$(2.5)

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

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

AEP
Significant Unobservable Inputs
March 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$178.5	$151.7	Discounted Cash Flow	Forward Market Price (a) (c)	$0.10	$98.66	$28.85
Natural Gas Contracts	—	0.9	Discounted Cash Flow	Forward Market Price (b) (c)	2.24	2.92	2.50
FTRs	19.0	3.1	Discounted Cash Flow	Forward Market Price (a) (c)	(13.61)	9.08	0.02
Total	$197.5	$155.7

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$213.5	$169.7	Discounted Cash Flow	Forward Market Price (a) (c)	$5.33	$100.47	$32.73
Natural Gas Contracts	—	1.7	Discounted Cash Flow	Forward Market Price (b) (c)	2.18	2.77	2.40
FTRs	42.8	3.4	Discounted Cash Flow	Forward Market Price (a) (c)	(15.08)	9.66	0.19
Other Investments	31.8	—	Black-Scholes Model	Liquidity Adjustment (d)	10%	20%	15%
Total	$288.1	$174.8

APCo
Significant Unobservable Inputs
March 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$0.4	$0.5	Discounted Cash Flow	Forward Market Price	$10.92	$44.29	$25.13
FTRs	6.7	—	Discounted Cash Flow	Forward Market Price	0.08	4.99	0.99
Total	$7.1	$0.5

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$1.0	$0.6	Discounted Cash Flow	Forward Market Price	$10.84	$41.09	$25.08
FTRs	18.9	—	Discounted Cash Flow	Forward Market Price	0.04	5.61	1.13
Total	$19.9	$0.6

I&M
Significant Unobservable Inputs
March 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$0.3	$0.3	Discounted Cash Flow	Forward Market Price	$10.92	$44.29	$25.13
FTRs	0.8	0.1	Discounted Cash Flow	Forward Market Price	(2.29)	3.66	0.33
Total	$1.1	$0.4

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$0.6	$0.3	Discounted Cash Flow	Forward Market Price	$10.84	$41.09	$25.08
FTRs	1.9	0.1	Discounted Cash Flow	Forward Market Price	(1.96)	3.69	0.33
Total	$2.5	$0.4

OPCo
Significant Unobservable Inputs
March 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$104.0	Discounted Cash Flow	Forward Market Price	$15.08	$49.09	$27.79

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$110.3	Discounted Cash Flow	Forward Market Price	$16.19	$46.98	$28.30

PSO
Significant Unobservable Inputs
March 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$5.5	$—	Discounted Cash Flow	Forward Market Price	$(13.61)	$2.04	$(3.01)

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$10.3	$—	Discounted Cash Flow	Forward Market Price	$(6.93)	$0.48	$(1.93)

SWEPCo
Significant Unobservable Inputs
March 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$—	$0.9	Discounted Cash Flow	Forward Market Price (b)	$2.24	$2.92	$2.50
FTRs	1.4	—	Discounted Cash Flow	Forward Market Price (a)	(13.61)	2.04	(3.01)
Total	$1.4	$0.9

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$—	$1.7	Discounted Cash Flow	Forward Market Price (b)	$2.18	$2.77	$2.41
FTRs	3.3	—	Discounted Cash Flow	Forward Market Price (a)	(6.93)	0.48	(1.93)
Total	$3.3	$1.7

(a)Represents market prices in dollars per MWh.
(b)Represents market prices in dollars per MMBtu.
(c)The weighted average is the product of the forward market price of the underlying commodity and volume weighted by term.
(d)Represents percentage discount applied to the publically available share price.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts, Natural Gas Contracts, FTRs and Other Investments for the Registrants as of March 31, 2021 and December 31, 2020:

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

Effective Tax Rates (ETR)

The Registrants’ interim ETR reflect the estimated annual ETR for 2021 and 2020, adjusted for tax expense associated with certain discrete items.

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

The ETR for each of the Registrants are included in the following tables:

	Three Months Ended March 31, 2021
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	2.3%	1.4%	2.7%	3.2%	1.3%	0.7%	4.7%	(0.8)%
Tax Reform Excess ADIT Reversal	(9.2)%	(7.8)%	0.3%	(18.0)%	(17.9)%	(9.7)%	(24.7)%	(5.9)%
Production and Investment Tax Credits	(5.5)%	(0.3)%	—%	—%	(1.7)%	—%	(8.2)%	(5.1)%
Flow Through	0.3%	0.3%	0.2%	1.6%	(1.0)%	1.1%	0.6%	(0.7)%
AFUDC Equity	(0.9)%	(1.4)%	(1.7)%	(1.1)%	(0.2)%	(1.1)%	(0.5)%	(0.4)%
Parent Company Loss Benefit	—%	—%	(1.9)%	(2.9)%	(2.5)%	—%	—%	—%
Discrete Tax Adjustments	0.5%	—%	—%	—%	—%	(4.0)%	—%	—%
Other	0.1%	0.1%	0.1%	0.1%	—%	0.2%	(0.9)%	0.1%
Effective Income Tax Rate	8.6%	13.3%	20.7%	3.9%	(1.0)%	8.2%	(8.0)%	8.2%

	Three Months Ended March 31, 2020
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	2.5%	1.5%	2.9%	3.0%	3.2%	0.7%	4.6%	2.7%
Tax Reform Excess ADIT Reversal	(9.4)%	(6.2)%	0.4%	(13.0)%	(19.6)%	(10.2)%	(23.1)%	(94.7)%
Production and Investment Tax Credits	(4.3)%	(0.4)%	—%	—%	(1.9)%	—%	(1.3)%	(0.5)%
Flow Through	0.5%	0.1%	0.5%	1.5%	0.2%	1.0%	0.6%	(1.0)%
AFUDC Equity	(1.4)%	(2.6)%	(2.6)%	(1.0)%	(1.1)%	(1.0)%	(0.7)%	(0.4)%
Parent Company Loss Benefit	—%	(0.2)%	(0.9)%	(3.3)%	(3.9)%	(0.1)%	(2.2)%	(2.4)%
Discrete Tax Adjustments	—%	—%	—%	—%	2.7%	—%	—%	—%
Other	(0.4)%	0.3%	—%	0.1%	(0.2)%	—%	0.1%	7.2%
Effective Income Tax Rate	8.5%	13.5%	21.3%	8.3%	0.4%	11.4%	(1.0)%	(68.1)%

Federal and State Income Tax Audit Status

The statute of limitations for the IRS to examine AEP and subsidiaries originally filed federal return has expired for tax years 2016 and earlier. In the third quarter of 2019, AEP and subsidiaries elected to amend the 2014 and 2015 federal returns. In the first quarter of 2020, the IRS notified AEP that it was beginning an examination of these amended returns, including the net operating losses (NOL) carryback to 2015 that originated in the 2017 return. As of March 31, 2021, the IRS has not challenged any items on these returns and the IRS is limited in their proposed adjustments to the amount AEP claimed on the amended returns.

Federal Legislation

In March 2020, the CARES Act was signed into law. The CARES Act includes tax relief provisions including a 5-year NOL carryback from years 2018-2020. In the third quarter of 2020, AEP requested a $95 million refund of taxes paid in 2014 under the 5-year NOL carryback provision of the CARES Act. AEP carried back a NOL generated on the 2019 Federal income tax return at a 21% federal corporate income tax rate to the 2014 Federal income tax return at a 35% corporate income tax rate. As a result of the change in the corporate income tax rates between the two periods, AEP realized a tax benefit of $48 million primarily at the Generation & Marketing segment in 2020. Management expects to receive the $95 million refund in the second quarter of 2021.

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

At-the-Market (ATM) Program

In 2020, AEP filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which AEP may sell, from time to time, up to an aggregate of $1 billion of its common stock through an ATM offering program, including an equity forward sales component. The compensation paid to the selling agents by AEP may be up to 2% of the gross offering proceeds of the shares. In the first quarter of 2021, AEP issued 1,917,140 shares of common stock and received net cash proceeds of $158 million under the ATM program. In April 2021, AEP issued an additional 438,165 shares of common stock and received net cash proceeds of $37 million.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding, net of issuance costs and premiums or discounts:

Type of Debt	March 31, 2021	December 31, 2020
	(in millions)
Senior Unsecured Notes	$25,919.8	$25,116.1
Pollution Control Bonds	1,937.0	1,936.7
Notes Payable	213.9	239.1
Securitization Bonds	693.0	716.4
Spent Nuclear Fuel Obligation (a)	281.2	281.2
Junior Subordinated Notes (b)	1,626.0	1,624.1
Other Long-term Debt	1,674.1	1,158.9
Total Long-term Debt Outstanding	32,345.0	31,072.5
Long-term Debt Due Within One Year	2,130.2	2,086.1
Long-term Debt	$30,214.8	$28,986.4

(a)Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for SNF disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. Trust fund assets related to this obligation were $326 million and $324 million as of March 31, 2021 and December 31, 2020, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.
(b)See “Equity Units” section below for additional information.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first three months of 2021 are shown in the following tables:

		Principal	Interest
Company	Type of Debt	Amount (a)	Rate	Due Date
Issuances:		(in millions)	(%)
APCo	Senior Unsecured Notes	$500.0	2.70	2031
OPCo	Senior Unsecured Notes	450.0	1.63	2031
PSO	Other Long-term Debt	500.0	Variable	2022
SWEPCo	Senior Unsecured Notes	500.0	1.65	2026

Non-Registrant:
Transource Energy	Other Long-term Debt	14.6	Variable	2023
Total Issuances		$1,964.6

(a)Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

		Principal	Interest
Company	Type of Debt	Amount Paid	Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP Texas	Securitization Bonds	$11.2	2.06	2025
APCo	Senior Unsecured Notes	350.0	4.60	2021
APCo	Securitization Bonds	12.5	2.01	2023
I&M	Notes Payable	1.5	Variable	2021
I&M	Notes Payable	1.5	Variable	2022
I&M	Notes Payable	3.4	Variable	2022
I&M	Notes Payable	4.8	Variable	2023
I&M	Notes Payable	5.9	Variable	2024
I&M	Notes Payable	6.5	Variable	2025
I&M	Other Long-term Debt	0.5	6.00	2025
PSO	Senior Unsecured Notes	250.0	4.40	2021
PSO	Other Long-term Debt	0.1	3.00	2027
SWEPCo	Notes Payable	1.6	4.58	2032

Non-Registrant:
Transource Energy	Senior Unsecured Notes	1.2	2.75	2050
Total Retirements and Principal Payments		$650.7

Long-term Debt Subsequent Events

In April 2021, APCo retired $18 million of Pollution Control Bonds.

In April 2021, I&M retired $6 million of Notes Payable related to DCC Fuel.

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

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 2.5% of consolidated tangible net assets as of March 31, 2021. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

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

Corporate Borrowing Program - AEP System (Applies to all Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries. The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP. The AEP System Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC. The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of March 31, 2021 and December 31, 2020 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets. The Utility Money Pool participants’ activity and corresponding authorized borrowing limits for the three months ended March 31, 2021 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings) from	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	March 31, 2021	Limit
	(in millions)
AEP Texas	$295.5	$—	$197.8	$—	$(284.0)	$500.0
AEPTCo	330.6	3.5	230.1	1.6	(227.8)	820.0	(a)
APCo	27.8	616.9	13.2	152.4	261.1	500.0
I&M	166.5	13.3	118.2	13.3	(111.3)	500.0
OPCo	259.2	222.4	175.1	107.4	0.5	500.0
PSO	262.0	210.1	130.3	122.0	(245.7)	300.0
SWEPCo	280.3	156.4	169.3	142.0	(86.9)	350.0

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of March 31, 2021 and December 31, 2020 are included in Advances to Affiliates on the subsidiaries’ balance sheets. The Nonutility Money Pool participants’ activity for the three months ended March 31, 2021 is described in the following table:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	March 31, 2021
	(in millions)
AEP Texas	$7.1	$6.9	$6.8
SWEPCo	2.1	2.1	2.1

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to and borrowings from AEP as of March 31, 2021 and December 31, 2020 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct borrowing and lending activity with AEP and corresponding authorized borrowing limit for the three months ended March 31, 2021 are described in the following table:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	March 31, 2021	March 31, 2021	Borrowing Limit
(in millions)
$1.2	$220.6	$1.2	$148.7	$1.2	$105.8	$50.0	(a)

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Three Months Ended March 31,
	2021	2020
Maximum Interest Rate	0.40%	2.24%
Minimum Interest Rate	0.25%	1.76%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate for Funds		Average Interest Rate for Funds
	Borrowed from the Utility Money Pool		Loaned to the Utility Money Pool
	for Three Months Ended March 31,		for Three Months Ended March 31,
Company	2021	2020	2021	2020
AEP Texas	0.31%	2.05%	—%	1.97%
AEPTCo	0.31%	1.95%	0.28%	1.91%
APCo	0.28%	1.95%	0.36%	1.94%
I&M	0.31%	1.95%	0.30%	1.94%
OPCo	0.29%	1.90%	0.29%	2.06%
PSO	0.33%	2.00%	0.28%	1.95%
SWEPCo	0.28%	1.95%	0.38%	—%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	0.40%	0.25%	0.30%	2.24%	1.76%	1.94%
SWEPCo	0.40%	0.25%	0.30%	2.24%	1.76%	1.94%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Three Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
March 31,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2021	0.86%	0.25%	0.86%	0.25%	0.31%	0.31%
2020	2.24%	1.76%	2.24%	1.76%	1.94%	1.94%

Short-term Debt (Applies to AEP and SWEPCo)

Outstanding short-term debt was as follows:

		March 31, 2021		December 31, 2020
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(dollars in millions)
AEP	Securitized Debt for Receivables (b)	$669.0	0.20%	$592.0	0.85%
AEP	Commercial Paper	1,874.4	0.27%	1,852.3	0.29%
AEP	364-Day Term Loan	500.0	0.71%	—	—%
SWEPCo	Notes Payable	5.0	2.75%	35.0	2.55%
	Total Short-term Debt	$3,048.4		$2,479.3

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

In March 2021, AEP Credit amended its receivables securitization agreement to extend trigger levels established in October 2020 and to also provide a step down approach to these levels as management continues to monitor the accounts receivable balances across the affiliated utility subsidiaries in response to the COVID-19 pandemic. As of March 31, 2021, the affiliated utility subsidiaries are in compliance with all requirements under the agreement. To the extent that an affiliated utility subsidiary is deemed ineligible under the agreement, the affiliated utility subsidiary would no longer participate in the receivables securitization agreement and the Registrants would need to rely on additional sources of funding for operation and working capital, which may adversely impact liquidity. The receivables that are ineligible under the receivables securitization agreement are financed with short-term debt at AEP Credit.

Accounts receivable information for AEP Credit was as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	0.20%	1.75%
Net Uncollectible Accounts Receivable Written-Off	$9.3	$4.2

	March 31, 2021	December 31, 2020
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$871.4	$958.4
Short-term – Securitized Debt of Receivables	669.0	592.0
Delinquent Securitized Accounts Receivable	67.7	62.3
Bad Debt Reserves Related to Securitization	47.6	60.0
Unbilled Receivables Related to Securitization	211.2	296.8

AEP Credit’s delinquent customer accounts receivable represent accounts greater than 30 days past due.

Securitized Accounts Receivables – AEP Credit (Applies to all Registrant Subsidiaries except AEP Texas and AEPTCo)

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	March 31, 2021	December 31, 2020
	(in millions)
APCo	$132.6	$136.0
I&M	154.0	170.5
OPCo	360.2	398.8
PSO	76.2	85.0
SWEPCo	132.9	158.6

The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended March 31,
Company	2021	2020
	(in millions)
APCo	$1.2	$1.7
I&M	1.6	2.8
OPCo	1.3	4.8
PSO	0.7	1.3
SWEPCo	1.5	2.1

The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended March 31,
Company	2021	2020
	(in millions)
APCo	$362.4	$352.6
I&M	478.8	471.4
OPCo	601.3	570.3
PSO	284.9	294.9
SWEPCo	384.4	365.6

13. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers

The tables below represent AEP’s reportable segment revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended March 31, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,046.1	$548.1	$—	$—	$—	$—	$1,594.2
Commercial Revenues	486.2	239.2	—	—	—	—	725.4
Industrial Revenues	484.0	85.7	—	—	—	(0.2)	569.5
Other Retail Revenues	37.8	10.0	—	—	—	—	47.8
Total Retail Revenues	2,054.1	883.0	—	—	—	(0.2)	2,936.9

Wholesale and Competitive Retail Revenues:
Generation Revenues	352.6	—	—	40.5	—	—	393.1
Transmission Revenues (a)	89.0	130.5	360.4	—	—	(299.3)	280.6
Renewable Generation Revenues (b)	—	—	—	22.4	—	(0.7)	21.7
Retail, Trading and Marketing Revenues (c)	—	—	—	569.8	1.2	(31.8)	539.2
Total Wholesale and Competitive Retail Revenues	441.6	130.5	360.4	632.7	1.2	(331.8)	1,234.6

Other Revenues from Contracts with Customers (b)	42.3	52.1	4.6	1.5	8.6	(21.2)	87.9

Total Revenues from Contracts with Customers	2,538.0	1,065.6	365.0	634.2	9.8	(353.2)	4,259.4

Other Revenues:
Alternative Revenues (b)	(0.7)	17.2	12.0	—	—	(11.6)	16.9
Other Revenues (b)	—	5.3	—	—	3.1	(3.6)	4.8
Total Other Revenues	(0.7)	22.5	12.0	—	3.1	(15.2)	21.7

Total Revenues	$2,537.3	$1,088.1	$377.0	$634.2	$12.9	$(368.4)	$4,281.1

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $273 million. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $32 million. The remaining affiliated amounts were immaterial.

	Three Months Ended March 31, 2020
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$915.1	$521.3	$—	$—	$—	$—	$1,436.4
Commercial Revenues	489.4	276.9	—	—	—	—	766.3
Industrial Revenues	518.2	97.8	—	—	—	(0.2)	615.8
Other Retail Revenues	39.9	11.8	—	—	—	—	51.7
Total Retail Revenues	1,962.6	907.8	—	—	—	(0.2)	2,870.2

Wholesale and Competitive Retail Revenues:
Generation Revenues	140.4	—	—	44.1	—	—	184.5
Transmission Revenues (a)	79.9	114.1	309.8	—	—	(263.0)	240.8
Renewable Generation Revenues (b)	—	—	—	17.2	—	(0.6)	16.6
Retail, Trading and Marketing Revenues (c)	—	—	—	358.7	(6.0)	(29.4)	323.3
Total Wholesale and Competitive Retail Revenues	220.3	114.1	309.8	420.0	(6.0)	(293.0)	765.2

Other Revenues from Contracts with Customers (b)	43.6	36.4	3.7	0.3	28.1	(40.6)	71.5

Total Revenues from Contracts with Customers	2,226.5	1,058.3	313.5	420.3	22.1	(333.8)	3,706.9

Other Revenues:
Alternative Revenues (b)	0.2	19.3	(3.3)	—	—	4.5	20.7
Other Revenues (b)	—	29.3	—	18.3	(2.2)	(25.5)	19.9
Total Other Revenues	0.2	48.6	(3.3)	18.3	(2.2)	(21.0)	40.6

Total Revenues	$2,226.7	$1,106.9	$310.2	$438.6	$19.9	$(354.8)	$3,747.5

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

	Three Months Ended March 31, 2021
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$122.7	$—	$416.9	$213.6	$425.3	$136.8	$166.3
Commercial Revenues	80.7	—	130.2	113.6	158.5	72.7	112.9
Industrial Revenues	26.5	—	130.9	128.4	59.2	56.4	70.6
Other Retail Revenues	6.8	—	16.9	1.4	3.2	15.7	2.3
Total Retail Revenues	236.7	—	694.9	457.0	646.2	281.6	352.1

Wholesale Revenues:
Generation Revenues (a)	—	—	72.4	79.6	—	(7.1)	228.6
Transmission Revenues (b)	112.0	345.2	34.2	8.3	18.5	9.4	28.9
Total Wholesale Revenues	112.0	345.2	106.6	87.9	18.5	2.3	257.5

Other Revenues from Contracts with Customers (c)	16.2	4.6	13.1	20.7	36.0	12.6	6.4

Total Revenues from Contracts with Customers	364.9	349.8	814.6	565.6	700.7	296.5	616.0

Other Revenues:
Alternative Revenues (d)	(0.7)	11.9	2.2	(1.1)	17.9	(0.4)	0.1
Other Revenues (d)	—	—	0.2	—	5.3	—	—
Total Other Revenues	(0.7)	11.9	2.4	(1.1)	23.2	(0.4)	0.1

Total Revenues	$364.2	$361.7	$817.0	$564.5	$723.9	$296.1	$616.1

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $32 million primarily relating to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $270 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $16 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
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

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $33 million primarily relating to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $235 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $16 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues.

Fixed Performance Obligations

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of March 31, 2021. Fixed performance obligations primarily include wholesale transmission services, electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2021	2022-2023	2024-2025	After 2025	Total
	(in millions)
AEP	$873.4	$171.3	$160.4	$161.5	$1,366.6
AEP Texas	349.0	—	—	—	349.0
AEPTCo	1,001.3	—	—	—	1,001.3
APCo	130.4	32.3	24.3	11.7	198.7
I&M	25.8	8.8	8.8	4.4	47.8
OPCo	49.7	—	—	0.1	49.8
PSO	14.8	—	—	—	14.8
SWEPCo	41.6	—	—	—	41.6

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have material contract assets as of March 31, 2021 and December 31, 2020.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheets in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have material contract liabilities as of March 31, 2021 and December 31, 2020.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrant Subsidiaries’ balance sheets within the Accounts Receivable - Customers line item. The Registrant Subsidiaries’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of March 31, 2021 and December 31, 2020. See “Securitized Accounts Receivable - AEP Credit” section of Note 12 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

Company	March 31, 2021	December 31, 2020
	(in millions)
AEPTCo	$92.3	$81.0
APCo	52.6	52.7
I&M	31.4	34.8
OPCo	47.8	45.9
PSO	14.9	7.8
SWEPCo	22.8	11.2

CONTROLS AND PROCEDURES

During the first quarter of 2021, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2021, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2021 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of risk factors. As of March 31, 2021, the risk factors appearing in AEP’s 2020 Annual Report are supplemented and updated as follows:

The rate of taxes imposed on AEP could change. (Applies to all Registrants)

AEP is subject to income taxation at the federal level and by certain states and municipalities. In determining AEP’s income tax liability for these jurisdictions, management monitors changes to the applicable tax laws and related regulations. While management believes it is in compliance with current prevailing laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on the company. In addition, as a result of the most recent presidential and congressional elections in the United States, there could be significant changes in tax law and regulations that could result in additional federal income taxes being imposed on AEP. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on financial condition and results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended March 31, 2021.

Item 5.  Other Information

None.

Item 6.  Exhibits

The documents designated with an (*) below have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof.

Exhibit	Description	Previously Filed as Exhibit to:

APCo‡ File No. 1-3457

4.1	Company Order and Officer’s Certificate between the Company and The Bank of New York Mellon Trust Company, N.A. as Trustee dated March 11, 2021 establishing terms of the Notes.	Form 8-K, Ex 4(a) dated March 9, 2021
4.2	Company Order and Officer’s Certificate between the Company and The Bank of New York Mellon Trust Company, N.A. as Trustee dated March 11, 2021 establishing terms of the Notes.	Form 8-K, Ex 4(a) dated March 17, 2021
SWEPCo‡ File No. 1-3146

4	Fourteenth Supplemental Indenture dated March 1, 2021 from the Company to The Bank of New York Mellon Trust Company, N.A. as Trustee	Form 8-K, Ex 4(a) dated March 10, 2021

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
4.1	$500,000,000 Credit Agreement dated March 10, 2021 among the Company, Initial Lenders and U.S. Bank National Association as Administrative Agent	X
4.2	$4,000,000,000 Credit Agreement dated March 31, 2021 among the Company, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent	X
4.3	$1,000,000,000 Credit Agreement dated March 31, 2021 among the Company, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent	X
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
95	Mine Safety Disclosures								X
101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

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

Date:  April 22, 2021