Form 10-Q
period 2021-06-30
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2021-07-22
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2021
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

Number of shares of common stock outstanding of the Registrants as of
July 22, 2021

American Electric Power Company, Inc.	500,251,339
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	3,680
($18 par value)

(a)100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.
NA    Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
June 30, 2021

Page
Number
Glossary of Terms	i

Forward-Looking Information	v

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	51

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	58
Condensed Consolidated Financial Statements	63

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	70
Condensed Consolidated Financial Statements	73

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	79
Condensed Consolidated Financial Statements	83

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	90
Condensed Consolidated Financial Statements	95

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	102
Condensed Consolidated Financial Statements	107

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	114
Condensed Financial Statements	119

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	126
Condensed Consolidated Financial Statements	131

Index of Condensed Notes to Condensed Financial Statements of Registrants	137

Controls and Procedures	236

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
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

APSC	Arkansas Public Service Commission.
ARO	Asset Retirement Obligations.
ASU	Accounting Standards Update.
CAA	Clean Air Act.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law in March 2020.
CCR	Coal Combustion Residual.
CLECO	Central Louisiana Electric Company, a nonaffiliated utility company.
CO2	Carbon dioxide and other greenhouse gases.
Conesville Plant	A retired, single unit coal-fired generation plant totaling 651 MW located in Conesville, Ohio. The plant was jointly-owned by AGR and a nonaffiliate.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,288 MW nuclear plant owned by I&M.
i

Term	Meaning

COVID-19	Coronavirus 2019, a highly infectious respiratory disease. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic.
CSAPR	Cross-State Air Pollution Rule.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel X, DCC Fuel XI, DCC Fuel XII, DCC Fuel XIII, DCC Fuel XIV, DCC Fuel XV and DCC Fuel XVI, consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo. DHLC is a non-consolidated VIE of SWEPCo.
DIR	Distribution Investment Rider.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated VIE of AEP.
ELG	Effluent Limitation Guidelines.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
Equity Units	AEP’s Equity Units issued in August 2020 and March 2019.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.
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

GAAP	Accounting Principles Generally Accepted in the United States of America.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IRS	Internal Revenue Service.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KWh	Kilowatt-hour.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
Maverick	Maverick, part of the North Central Wind Energy Facilities, consists of 287 MWs of wind generation in Oklahoma.
MISO	Midcontinent Independent System Operator.

Term	Meaning

MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
North Central Wind Energy Facilities	A joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,485 MWs of wind generation.
NOx	Nitrogen oxide.
NSR	New Source Review.
OCC	Corporation Commission of the State of Oklahoma.
Oklaunion Power Station	A retired, single unit coal-fired generation plant totaling 650 MW located in Vernon, Texas. The plant was jointly-owned by AEP Texas, PSO and certain nonaffiliated entities.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefits.
OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PATH-WV	PATH West Virginia Transmission Company, LLC, a joint venture owned 50% by FirstEnergy and 50% by AEP.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PTC	Production Tax Credits.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Racine	A generation plant consisting of two hydroelectric generating units totaling 48 MWs located in Racine, Ohio and owned by AGR.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
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

Term	Meaning

ROE	Return on Equity.
RPM	Reliability Pricing Model.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated VIE for AEP and SWEPCo.
SEC	U.S. Securities and Exchange Commission.
Sempra Renewables LLC	Sempra Renewables LLC, acquired in April 2019, consists of 724 MWs of wind generation and battery assets in the United States.
SIP	State Implementation Plan.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
State Transcos	AEPTCo’s seven wholly-owned, FERC regulated, transmission only electric utilities, which are geographically aligned with AEP’s existing utility operating companies.
Sundance	Sundance, acquired in April 2021 as part of the North Central Wind Energy Facilities, consists of 199 MWs of wind generation in Oklahoma.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
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

Traverse	Traverse, part of the North Central Wind Energy Facilities, consists of 999 MWs of wind generation in Oklahoma.
Turk Plant	John W. Turk, Jr. Plant, a 650 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary.
WVPSC	Public Service Commission of West Virginia.

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report, but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

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
v

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

The Company may use its website as a distribution channel for material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at www.aep.com/investors/. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section at www.aep.com/investors/.

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

Storm Restoration Costs

The impact of the severe winter weather resulted in power outages and extensive damage to transmission and distribution infrastructures across the service territories of APCo, KPCo and SWEPCo. As of June 30, 2021, an estimated $65 million of capital expenditures and $144 million of restoration expenses have been incurred related to the severe winter weather. Approximately $138 million of the expenses represent incremental restoration expenses and have been deferred as regulatory assets. The KPSC and LPSC issued orders authorizing the deferral of incremental restoration expenses as regulatory assets. KPCo intends to seek recovery of these incremental storm restoration costs in their next base rate case while APCo and SWEPCo are expected to seek recovery in separate filings. If any of the restoration costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

Retail Customers

As of June 30, 2021, PSO and SWEPCo have deferred regulatory assets of $669 million and $453 million, respectively, relating to natural gas expenses and purchases of electricity incurred from February 9, 2021, to February 20, 2021, as a result of severe winter weather. SWEPCo’s deferred regulatory asset consists of $116 million, $161 million and $176 million related to the Arkansas, Louisiana and Texas jurisdictions, respectively. PSO and SWEPCo have active fuel clauses that allow for the recovery of prudently incurred fuel and purchased power expenses. Given the significance of these costs, PSO and SWEPCo expect the costs to be subject to prudency reviews. Management believes these costs are probable of future recovery, but expects the recovery period to be extended to mitigate the impact on customer bills.

In March 2021, the APSC issued an order authorizing recovery of the Arkansas jurisdictional share of the retail customer fuel costs over five years, with the appropriate carrying charge to be determined at a later date. Accordingly, in April 2021, SWEPCo began recovery of its Arkansas jurisdictional share of these fuel costs, which are subject to true-up by the APSC. Also in April 2021, SWEPCo filed testimony supporting a five-year recovery with a pretax rate of return of 6.05% which has been supported by APSC staff. Various other parties have recommended recovery periods ranging from 5-20 years with a pretax rate of return of 1.65%. In July 2021, the APSC ordered more testimony regarding the option of utilizing securitization to recover the fuel costs. Once testimony concludes, a hearing will be scheduled. The prudency of these fuel costs is expected to be addressed in a separate proceeding.

In March 2021, the LPSC approved a special order granting a temporary modification to the FAC that allows SWEPCo to recover the Louisiana jurisdictional share of these retail fuel costs over a longer period than what the FAC traditionally allows. In April 2021, SWEPCo began recovery of its Louisiana jurisdictional share of these fuel costs based on a five year recovery period. SWEPCo will work with the LPSC to finalize the actual recovery period and determine the appropriate carrying charge in future proceedings.

In April 2021, the OCC approved a waiver for PSO allowing the deferral of the extraordinary fuel and purchase of electricity costs, including carrying costs at an interim rate of 0.75%, over a longer time period than what the FAC traditionally allows. Also in April 2021, legislation was enacted in Oklahoma to securitize the extraordinary fuel and purchase of electricity costs impacting the utilities within the state. Under the legislation, the OCC has the authority to determine, after receiving an application from a rate-regulated utility, if the extraordinary fuel and purchase of electricity costs incurred in February 2021 may be mitigated through securitization to reduce the impact on customer bills. PSO has filed an application for a financing order to pursue securitization.

SWEPCo expects to make a filing with the PUCT in the third quarter of 2021 to seek a recovery mechanism and an appropriate carrying charge for the Texas jurisdictional share of the retail fuel costs.

Wholesale Customers

During the first quarter of 2021, SWEPCo billed wholesale customers $104 million resulting from the severe winter weather events. SWEPCo worked with wholesale customers to establish payment terms for the outstanding accounts receivable. As of June 30, 2021, $63 million of accounts receivable from wholesale customers are outstanding. Management believes these receivables are probable of future collection.

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

Although the February 2021 severe winter weather did not materially impact AEP’s results of operations for the three and six months ended June 30, 2021, if either PSO or SWEPCo is unable to recover these fuel and purchased power costs, or obtain authorization of a reasonable carrying charge on these costs, it could reduce future net income and cash flows and impact financial condition.

COVID-19

In 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in AEP’s service territory and resulted in reduced demand for energy, particularly from commercial and industrial customers. In 2021, weather-normalized customer demand has improved from the pandemic levels experienced in 2020. Management expects continued improvement during the remainder of 2021 as additional vaccinations occur and economic activity improves.

During 2020, AEP’s electric operating companies informed both retail customers and state regulators that disconnections for non-payment were temporarily suspended. Shortly thereafter, AEP’s state regulators also imposed temporary moratoria on customary disconnection practices. As of June 30, 2021, AEP’s electric operating companies have resumed customary disconnection practices in all regulated jurisdictions with the exception of Virginia. AEP continues to work with regulators and stakeholders in Virginia and management currently anticipates resuming customary disconnection practices in the third quarter of 2021.

AEP has been and continues to be proactive in engaging with customers to collect payments or establish payment arrangements for outstanding balances. As of June 30, 2021, AEP currently does not expect accounts receivable aging to have a material adverse impact on the Registrants’ allowance for uncollectible accounts based on considerations of the COVID-19 impacts and past trends during times of economic instability. Management continues to monitor developments that could have an impact on customer collections.

The Registrants continue to take steps to mitigate the potential risks to customers, suppliers and employees posed by the spread of COVID-19. As of June 30, 2021, there has been no material adverse impact to the Registrants’ business operations and customer service as a result of the current remote work model. In the second quarter of 2021, management announced a Future of Work model designating employees as: (a) On-Site employees, (b) Hybrid employees and (c) Remote employees. Management currently expects to begin transitioning On-Site employees back to their AEP workplace and Hybrid employees with set schedules back to their AEP workplace in August 2021. Remote employees will begin transitioning back to their AEP workplace in September 2021 on an as-needed basis. Management will continue to review and modify plans as conditions change.

In 2021, the Registrants have experienced certain supply chain disruptions driven by several factors including staffing and travel issues caused by the COVID-19 pandemic, the economic recovery from the pandemic, labor shortages and shortages in the availability of certain raw materials. These supply chain disruptions have not had a material impact on the Registrants net income, cash flows and financial condition, but have extended lead times for certain goods and services. Management has implemented risk mitigation strategies in an attempt to mitigate the impacts of these supply chain disruptions. However, a prolonged continuation or a future increase in the severity of supply chain disruptions could impact the cost of certain goods and services and extend lead times which could reduce future net income and cash flows and impact financial condition.

Customer Demand

AEP’s weather-normalized retail sales volumes for the second quarter of 2021 increased by 6.3% from the second quarter of 2020. Weather-normalized residential sales decreased by 3.1% in the second quarter of 2021 from the second quarter of 2020. AEP’s second quarter 2021 industrial sales volumes increased by 12.8% compared to the second quarter of 2020. The increase in industrial sales was spread across many industries. Weather-normalized commercial sales increased 10% in the second quarter of 2021 from the second quarter of 2020.

AEP’s weather-normalized retail sales volumes for the six months ended June 30, 2021 increased by 1.9% compared to the six months ended June 30, 2020. Weather-normalized residential sales decreased by 0.5% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. AEP’s industrial sales volumes for the six months ended June 30, 2021 increased by 2.8% compared to the six months ended June 30, 2020. The recovery in industrial sales volumes was spread across many industries. Weather-normalized commercial sales increased 3.9% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

The increase in industrial and commercial sales volumes is primarily the result of the COVID-19 pandemic’s impact on the second quarter of 2020 when public health restrictions significantly disrupted economic activity and demand for energy in AEP’s service territory. Similarly, the decline in weather-normalized residential sales volumes is driven by the cessation of stay at home restrictions that were in place in 2020 and the gradual return of customers to the workplace.

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

In March 2021, the Virginia SCC issued an order confirming certain of its decisions from the November 2020 order and rejecting the various requests for reconsideration from APCo and an intervenor. In confirming its decision to reject an intervenor’s recommendation that APCo’s AMI costs incurred during the triennial period be disallowed, the Virginia SCC clarified that APCo established the need to replace its existing AMR meters, and that based on the uncertainty surrounding the continued manufacturing and support of AMR technology, APCo reasonably chose to replace them with AMI meters. In March 2021, APCo filed a notice of appeal of the reconsideration order with the Virginia Supreme Court. APCo expects to submit its brief before the Virginia Supreme Court in the third quarter of 2021.

In April 2021, and in conjunction with APCo’s November 2020 and March 2021 appeals with the Virginia Supreme Court, APCo filed a petition for interim rates with the Virginia Supreme Court (subject to refund with interest and supported by a bond issuance) requesting a $40 million increase in annual APCo Virginia base rates. APCo submitted this filing based on Virginia law that allows the Virginia Supreme Court to authorize interim rates until the final disposition on APCo’s appeals. APCo also requested an expedited schedule from the Virginia Supreme Court on APCo’s appeals. In May 2021, the Virginia Supreme Court denied APCo’s petition for an interim rate increase and denied the request for an expedited schedule on APCo’s appeals.

APCo ultimately seeks an increase in base rates through its appeal to the Virginia Supreme Court. Among other issues, this appeal includes APCo’s request for proper treatment of the closed coal-fired plant assets in APCo’s 2017-2019 triennial period, reducing APCo’s earnings below the bottom of its authorized ROE band. If APCo’s appeals regarding treatment of the closed coal plants are granted by the Virginia Supreme Court, it could initially reduce future net income and impact financial condition. The initial negative impact for the write-off of closed coal-fired plant asset balances would potentially be partially offset by an increase in base rates for earning below APCo’s 2017-2019 authorized ROE band.

•2020 Ohio Base Rate Case - In June 2020, OPCo filed a request with the PUCO for a $42 million annual increase in base rates based upon a proposed 10.15% ROE net of existing riders. In March 2021, OPCo, the PUCO staff and various intervenors filed a joint stipulation and settlement agreement with the PUCO based upon an annual revenue decrease of $68 million and an ROE of 9.7%. The difference between OPCo’s requested annual base rate increase and the agreed upon decrease is primarily due to a reduction in the requested ROE, the removal of proposed future energy efficiency costs and a decrease in vegetation management expenses moved to recovery in riders. In addition, the joint stipulation and settlement agreement includes an increased fixed monthly residential customer charge, the discontinuation of rate decoupling and the continuation of the DIR with annual revenue caps of $57 million in 2021, $91 million in 2022, $116 million in 2023 and $51 million for the first five months of 2024. Annual revenue caps for the DIR can be increased if OPCo achieves certain reliability standards. A hearing took place with the PUCO in May 2021 and initial briefs were filed in June 2021 followed by reply briefs in July 2021. An order from the PUCO is expected by the end of 2021.

•Hurricane Laura - In August 2020, Hurricane Laura hit the coasts of Louisiana and Texas, causing power outages to more than 130,000 customers across SWEPCo’s service territories. Prior to Hurricane Laura, SWEPCo did not have a catastrophe reserve or automatic deferral authority within any of its jurisdictions. In October 2020, the LPSC issued an order allowing Louisiana utilities, including SWEPCo, to establish a regulatory asset to track and defer expenses associated with Hurricane Laura. In October 2020, as part of the 2020 Texas Base Rate Case, SWEPCo requested deferral authority of incremental other operation and maintenance expenses. As of June 30, 2021, management estimates that SWEPCo has incurred incremental other operation and maintenance expenses of $83 million ($81 million of which has been deferred as a regulatory asset related to the Louisiana jurisdiction) and incremental capital expenditures of $30 million, all of which is related to the Louisiana jurisdiction. Management expects to request recovery of these storm costs in a filing inclusive of SWEPCo’s various other storm costs.

•2012 Texas Base Rate Case - In 2012, SWEPCo filed a request with the PUCT to increase annual base rates primarily due to the completion of the Turk Plant. In 2013, the PUCT issued an order affirming the prudence of the Turk Plant. In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In January 2019, SWEPCo and the PUCT filed petitions for review with the Texas Supreme Court. In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. No parties filed a motion for rehearing with the Texas Supreme Court. As of June 30, 2021, the net book value of Turk Plant was $1.4 billion, before cost of removal, including materials and supplies inventory and CWIP. SWEPCo’s Texas jurisdictional share of the Turk Plant investment is approximately 33%.

•In July 2019, Ohio House Bill 6 (HB 6), which offered incentives for power-generating facilities with zero or reduced carbon emissions, was signed into law by the Ohio Governor.  HB 6 phased out current energy efficiency programs as of December 31, 2020, including OPCo’s shared savings revenues of $26 million annually and renewable mandates after 2026. HB 6 also provided for the recovery of existing renewable energy contracts on a bypassable basis through 2032 and included a provision for recovery of OVEC costs through 2030 which will be allocated to all electric distribution utilities on a non-bypassable basis.  OPCo’s Inter-Company Power Agreement for OVEC terminates in June 2040. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of the Speaker of the Ohio House of Representatives, Larry Householder, four other individuals, and Generation Now, an entity registered as a 501(c)(4) social welfare organization, in connection with an alleged racketeering conspiracy involving the adoption of HB 6. Certain defendants in that case have since pleaded guilty. In August 2020, an AEP shareholder filed a putative class action lawsuit against AEP and certain of its officers for alleged violations of securities laws in connection with HB 6. On May 10, 2021, the defendants filed a motion to dismiss the securities litigation for failure to state a claim, and under the Court’s briefing schedule the motion will be fully briefed by July 26, 2021. In addition, four AEP shareholders have filed derivative actions purporting to assert claims on behalf of AEP against certain AEP officers and directors. See Litigation Related to Ohio House Bill 6 section of Litigation below for additional information.

In March 2021, the Governor of Ohio signed legislation that, among other things, rescinded the payments to the nonaffiliated owner of Ohio’s nuclear power plants that were previously authorized under HB 6. The new legislation, House Bill 128, went into effect after 90 days and leaves unchanged other provisions of HB 6 regarding energy efficiency programs, recovery of renewable energy costs and recovery of OVEC costs. To the extent that OPCo is unable to recover the costs of renewable energy contracts on a bypassable basis by the end of 2032, recover costs of OVEC after 2030 or incurs significant costs associated with the securities class action or the derivative actions, it could reduce future net income and cash flows and impact financial condition.

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

In July 2021, the WVPSC issued an order approving the investment tracker mechanism with an initial annual revenue requirement of $44 million ($35 million related to APCo) effective September 2021 based on a 9.25% ROE. Under the conditions of the order, APCo and WPCo would not be permitted to file a base rate case before June 30, 2024. The order also allows APCo and WPCo to request future year investment tracker increases for assets placed in service during the most recent 12-month period ending September 30th, subject to an annual three percent rider increase cap on base year total retail revenues. APCo and WPCo filed a petition for reconsideration with the WVPSC to reconsider and modify certain parts of the order, including the condition that APCo and WPCo will not file a base rate case before June 30, 2024. The companies request certain exceptions to be recognized that allow for base rate case filings in certain circumstances.

•In April 2021, the FERC issued a supplemental Notice of Proposed Rulemaking (NOPR) proposing to modify its incentive for transmission owners that join RTOs (RTO Incentive). Under the supplemental NOPR, the RTO Incentive would be modified such that a utility would only be eligible for the RTO Incentive for the first three years after the utility joins a FERC-approved Transmission Organization. This is a significant departure from a previous NOPR issued in 2020 seeking to increase the RTO Incentive from 50 basis points to 100 basis points. The supplemental NOPR also required utilities that have received the RTO Incentive for three or more years to submit, within 30 days of the effective date of a final rule, a compliance filing to eliminate the incentive from its tariff prospectively. The supplemental NOPR is subject to a 60 day comment period followed by a 30 day period for reply comments. A final rule could be issued in the fourth quarter of 2021.

In 2019, the FERC approved settlement agreements establishing base ROEs of 9.85% (10.35% inclusive of RTO Incentive adder of 0.5%) and 10% (10.5% inclusive of RTO Incentive adder of 0.5%) for AEP’s PJM and SPP transmission-owning subsidiaries, respectively. In 2020, the FERC determined the base ROE for MISO’s transmission owning subsidiaries should be 10.02% (10.52% inclusive of RTO Incentive adder of 0.5%).

In July 2021, the FERC issued an order denying Dayton Power and Light’s request for a 50 basis point RTO incentive on the basis that its RTO participation was not voluntary, but rather is required by Ohio law. This precedent could have an impact on AEP’s transmission owning subsidiaries whose RTO membership is not voluntary, including OPCo and AEP Ohio Transmission Company.

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

The following tables show the Registrants’ pending base rate case proceedings in 2021. See Note 4 - Rate Matters for additional information.

Completed Base Rate Case Proceedings

		Approved Revenue		Approved	New Rates
Company	Jurisdiction	Requirement Increase		ROE	Effective
		(in millions)
KPCo	Kentucky	$52.7	(a)	9.3%	January 2021

(a)See “2020 Kentucky Base Rate Case” section of Note 4 Rate Matters in the 2020 Annual Report for additional information.

Pending Base Rate Case Proceedings

						Commission Staff/
		Filing	Requested Revenue		Requested	Intervenor Range of
Company	Jurisdiction	Date	Requirement Increase		ROE	Recommended ROE
			(in millions)
OPCo	Ohio	June 2020	$42.3		10.15%	8.76%-9.78%	(a)
SWEPCo	Texas	October 2020	105.0	(b)	10.35%	9%-9.22%	(c)
SWEPCo	Louisiana	December 2020	114.0		10.35%	9.1%-9.8%	(d)
PSO	Oklahoma	April 2021	172.4		10%	(e)
I&M	Indiana	July 2021	104.0	(f)	10%	(g)

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
(c)Staff and intervenors recommended base rate increases ranged from $20 million to $70 million.
(d)Staff recommended a base rate increase of $6 million.
(e)Intervenor testimony is expected in the third quarter of 2021.
(f)Proposed to be phased-in with a $73 million annual increase effective May 2022 and the remaining $31 million annual increase effective January 2023.
(g)Intervenor testimony is expected in the fourth quarter of 2021.

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

As of June 30, 2021, subsidiaries within AEP’s Generation & Marketing segment had approximately 1,633 MWs of contracted renewable generation projects in-service.  In addition, as of June 30, 2021, these subsidiaries had approximately 155 MWs of renewable generation projects under construction with total estimated capital costs of $221 million related to these projects.

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

In June 2021, the IRS issued a notice extending the “Continuity Safe Harbor” deadlines for qualifying renewable energy projects. Under the June 2021 IRS notice, the Continuity Safe Harbor for qualifying renewable energy projects that began construction in calendar years 2016 through 2019 is extended to six years. Additionally, the Continuity Safe Harbor is extended to five years for qualifying projects that began construction in calendar year 2020. Provided that each facility does satisfy the Continuity Safe Harbor, under the current IRS guidance, the Sundance wind facility will qualify for 100% of the federal PTC, and the Maverick and Traverse wind facilities will qualify for 80% of the federal PTC.

In April 2021, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Sundance during its development and construction for $270 million, the first of the three NCWF acquisitions. Immediately following the acquisition, PSO and SWEPCo liquidated the entity and simultaneously distributed the Sundance assets in proportion to their undivided ownership interests. Sundance was placed in-service in April 2021. The total investment in Sundance is estimated to be $291 million inclusive of previously capitalized pre-construction costs. The Maverick wind facility is targeted to be acquired and placed in-service in December 2021 and the Traverse wind facility is targeted to be acquired and placed in-service between December 2021 and April 2022. See Note 6 - Acquisitions for additional information.

In June 2021, SWEPCo issued requests for proposals to acquire up to 3,000 MWs of wind and 300 MWs of solar generation resources. The wind and solar generation projects would be subject to regulatory approval.

Strategic Evaluation of KPCo and AEP Kentucky Transmission Company, Inc. (KTCo)

AEP has initiated a strategic evaluation for its ownership in KPCo, a wholly-owned regulated generation, transmission and distribution utility with approximately 166,000 retail customers in eastern Kentucky and KTCo, an AEPTCo wholly-owned regulated transmission only utility. Potential alternatives may include continued ownership or a sale of KPCo and KTCo. Management is currently evaluating the potential alternatives and expects a decision will be made during 2021. As of June 30, 2021, KPCo has total assets of approximately $2.8 billion and total equity of approximately $847 million and KTCo has total assets of approximately $157 million and total equity of approximately $73 million.

Racine

In February 2021, AEP signed an agreement to sell Racine to a nonaffiliated party. As of June 30, 2021, the net book value of Racine was $45 million. The sale of Racine requires approval from the FERC and the U.S. Army Corps of Engineers. The sale is expected to close in the third quarter of 2021 and result in an immaterial gain. Racine was not presented as Held for Sale on AEP’s balance sheets due to immateriality.

Dolet Hills Power Station and Related Fuel Operations

DHLC provides 100% of the fuel supply to Dolet Hills Power Station. During the second quarter of 2019, the Dolet Hills Power Station initiated a seasonal operating schedule. In 2020, management of SWEPCo and CLECO determined DHLC would not proceed developing additional Oxbow Lignite Company (Oxbow) mining areas for future lignite extraction and ceased extraction of lignite at the mine in May 2020. Based on these actions, management revised the estimated useful life of DHLC’s and Oxbow’s assets to coincide with the date at which extraction was discontinued in the second quarter of 2020 and the date at which delivery of lignite is expected to cease in September 2021. In addition, management also revised the useful life of the Dolet Hills Power Station to 2021 based on the remaining estimated fuel supply available for continued seasonal operation. In April 2020, SWEPCo and CLECO jointly filed a notification letter to the LPSC providing notice of the cessation of lignite mining.

The Dolet Hills Power Station non-fuel costs are recoverable by SWEPCo through base rates. SWEPCo’s share of the net investment in the Dolet Hills Power Station is $147 million, including CWIP and materials and supplies, before cost of removal.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $119 million as of June 30, 2021. Also, as of June 30, 2021, SWEPCo had a net over-recovered fuel balance of $17 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Dolet Hills Power Station. Additional operational, reclamation and other land-related costs incurred by DHLC and Oxbow will be billed to SWEPCo and included in future fuel clauses.

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

Pirkey Power Plant and Related Fuel Operations

In 2020, management announced plans to retire the Pirkey Power Plant in 2023. The Pirkey Power Plant non-fuel costs are recoverable by SWEPCo through base rates and fuel costs are recovered through active fuel clauses. SWEPCo’s share of the net investment in the Pirkey Power Plant is $206 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Power Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $148 million as of June 30, 2021. Also, as of June 30, 2021, SWEPCo had a net over-recovered fuel balance of $17 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Pirkey Power Plant. Additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in future fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

On April 20, 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $115.5 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. As a result, in May 2021, at the parties request, the district court entered a stipulation and order dismissing the case without prejudice to plaintiffs asserting their claims in a re-filed action or a new action. The agreement is subject to customary closing conditions, including regulatory approvals, and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. Management believes its financial statements appropriately reflect the expected resolution of the pending litigation.

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

Litigation Related to Ohio House Bill 6 (HB 6)

In 2019, Ohio adopted and implemented HB 6 which benefits OPCo by authorizing rate recovery for certain costs including renewable energy contracts and OVEC’s coal-fired generating units. OPCo engaged in lobbying efforts and provided testimony during the legislative process in connection with HB 6. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of an Ohio legislator and associates in connection with an alleged racketeering conspiracy involving the adoption of HB 6. After AEP learned of the criminal allegations against the Ohio legislator and others relating to HB 6, the Company, with assistance from outside advisors, conducted a review of the circumstances surrounding the passage of the bill. We do not believe that AEP was involved in any wrongful conduct in connection with the passage of HB 6.

In August 2020, an AEP shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleges misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501(c)(4) organization contribution and lobbying activities in Ohio. The complaint seeks monetary damages, among other forms of relief. On May 10, 2021, the defendants filed a motion to dismiss the securities litigation for failure to state a claim, and under the Court’s briefing schedule the motion will be fully briefed by July 26, 2021. The company will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the

Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The first three derivative actions have been stayed pending the resolution of the motion to dismiss the securities litigation. The fourth has been stayed until such time as the court determines to lift the stay. The company will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

On March 1, 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter is directed to the Board of Directors of AEP and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by directors and officers, and that, following such investigation, the Company commence a civil action for breaches of fiduciary duty and related claims and take appropriate disciplinary action against those individuals who allegedly harmed the company. The shareholder that sent the letter has agreed that AEP and the AEP Board may defer consideration of the litigation demand until the resolution of the motion to dismiss the securities litigation. The AEP Board will act in response to the letter as appropriate. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the benefits to AEP from the passage of HB 6 and documents relating to AEP’s financial processes and controls. AEP is cooperating fully with the SEC’s subpoena. Although we cannot predict the outcome of the SEC’s investigation, we do not believe the results of this inquiry will have a material impact on our financial condition, results of operations, or cash flows.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed below will have a material impact on AEP System generating units.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of June 30, 2021, the AEP System owned generating capacity of approximately 24,700 MWs, of which approximately 12,100 MWs were coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on fossil generation. Based upon management estimates, AEP’s future investment to meet these existing and proposed requirements ranges from approximately $350 million to $700 million through 2027.

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

Excessive costs to comply with future legislation or regulations have led to the announcement of early plant closures and could force AEP to close additional coal-fired generation facilities earlier than their estimated useful life. If AEP is unable to recover the costs of its investments, it would reduce future net income and cash flows and impact financial condition.

Coal Combustion Residual Rule

The Federal EPA’s CCR rule regulates the disposal and beneficial re-use of CCR, including fly ash and bottom ash created from coal-fired generating units and FGD gypsum generated at some coal-fired plants.  The rule applies to active and inactive CCR landfills and surface impoundments at facilities of active electric utility or independent power producers.

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

Company	Plant Name and Unit	Generating Capacity	Net Book Value (a)		Projected Retirement Date
		(in MWs)	(in millions)
AEGCo	Rockport Plant, Unit 1	655	$237.1		2028
APCo	Amos	2,930	2,128.5		2040
APCo	Mountaineer	1,320	966.4		2040
I&M	Rockport Plant, Unit 1	655	541.6	(b)	2028
KPCo	Mitchell Plant	780	591.9		2040
SWEPCo	Flint Creek Plant	258	271.9		2038
WPCo	Mitchell Plant	780	594.4		2040

(a)Net book value before cost of removal including CWIP and inventory.
(b)Amount includes a $181 million regulatory asset related to the retired Tanners Creek Plant. The IURC and MPSC authorized recovery of the Tanners Creek Plant regulatory asset over the useful life of Rockport Plant, Unit 1 in 2015 and 2014, respectively.

In December 2020, APCo filed requests with the Virginia SCC and WVPSC to obtain the regulatory approvals necessary to implement CCR and ELG compliance plans and seek recovery of the estimated $240 million investment for the Amos and Mountaineer plants. In July 2021, a Virginia Senior Hearing Examiner recommended that the Virginia SCC deny, at this time, APCo’s request for approval of the ELG investments at the Amos and Mountaineer Plants. The judge also recommended that if the Virginia SCC ultimately does not grant APCo approval of the ELG investments, the Virginia SCC should delay consideration of the reasonableness and prudency of previously incurred ELG costs until a future case. Intervenors in Virginia and West Virginia along with the Virginia Senior Hearing Examiner recommended that only the CCR-related investments be constructed at Amos and Mountaineer, which could cause APCo to close these generating facilities at the end of 2028. If any of APCo’s CCR/ELG costs are not approved for recovery, it would reduce future net income and cash flows and impact financial condition. See “APCo and WPCo Rate Matters” section of Note 4 for additional information.

In December 2020 and February 2021, WPCo and KPCo filed requests with the WVPSC and KPSC, respectively, to obtain the regulatory approvals necessary to implement CCR and ELG compliance plans and seek recovery of the estimated $132 million investment for the Mitchell Plant that would allow the plant to continue operating through 2040. Within those requests, WPCo and KPCo also filed a $25 million alternative to implement only the CCR-related investments with the WVPSC and KPSC, respectively, which would allow the Mitchell Plant to continue operating only through 2028. In May 2021, intervenors in Kentucky and West Virginia submitted testimony with recommendations that only the CCR-related investments be constructed at the Mitchell Plant. In July 2021, the KPSC issued an order approving the CCR only alternative and rejecting the full CCR and ELG compliance plan. As of June 30, 2021, the total of the Mitchell Plant CCR and ELG investment balances in CWIP, was $2 million and $4 million, respectively, split equally between KPCo and WPCo. If any of the CCR and ELG compliance plan costs are not approved for recovery and/or the retirement date of the Mitchell Plant is accelerated to 2028 without commensurate cost recovery, it would reduce future net income and cash flows and impact financial condition. See “KPCo Rate Matters” section of Note 4 for additional information.

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

Company	Plant Name and Unit	Generating Capacity	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Projected Retirement Date
		(in MWs)	(in millions)
SWEPCo	Pirkey Power Plant	580	$157.1	$49.4	2023 (b)
SWEPCo	Welsh Plants, Units 1 and 3	1,053	511.2	24.9	2028 (c)(d)

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

Clean Water Act Regulations

The Federal EPA’s ELG rule for generating facilities establishes limits on FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater, which are to be implemented through each facility’s wastewater discharge permit. A recent revision to the ELG rule, published in October 2020, establishes additional options for reusing and discharging small volumes of bottom ash transport water, provides an exception for retiring units and extends the compliance deadline to a date as soon as possible beginning one year after the rule was published but no later than December 2025. Management has assessed technology additions and retrofits to comply with the rule and the impacts of the Federal EPA’s recent actions on facilities’ wastewater discharge permitting for FGD wastewater and bottom ash transport water. Permit modifications for affected facilities were filed in January 2021 that reflect the outcome of that assessment. We continue to work with state agencies to finalize permit terms and conditions.

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

The table below summarizes the net book value, as of June 30, 2021, of generating facilities retired or planned for early retirement:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Actual/Projected Retirement Date	Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)				(in millions)
PSO	Northeastern Plant, Unit 3	$183.2	$119.2	2026	(c)	$14.9
PSO	Oklaunion Power Station	—	33.5	2020	(d)	1.9
SWEPCo	Dolet Hills Power Station	27.3	114.3	2021	(e)	7.8
SWEPCo	Pirkey Power Plant	138.5	49.4	2023	(f)	13.6
SWEPCo	Welsh Plant, Units 1 and 3	500.6	24.9	2028 (g)	(h)	33.2
SWEPCo	Welsh Plant, Unit 2	—	35.2	2016	(i)	—

(a)Net book value including CWIP excluding cost of removal and materials and supplies.
(b)These amounts represent the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)Oklaunion Power Station is currently being recovered through 2046.
(e)Dolet Hills Power Station is currently being recovered through 2026 in the Louisiana jurisdiction and through 2046 in the Arkansas and Texas jurisdictions.
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

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions)
Vertically Integrated Utilities	$228.2	$255.9	$498.6	$501.2
Transmission and Distribution Utilities	153.7	139.5	268.1	255.7
AEP Transmission Holdco	168.7	91.5	340.7	232.1
Generation & Marketing	52.4	65.9	89.0	94.3
Corporate and Other	(24.8)	(32.0)	(43.2)	(67.3)
Earnings Attributable to AEP Common Shareholders	$578.2	$520.8	$1,153.2	$1,016.0

AEP CONSOLIDATED

Second Quarter of 2021 Compared to Second Quarter of 2020

Earnings Attributable to AEP Common Shareholders increased from $521 million in 2020 to $578 million in 2021 primarily due to:

•Favorable rate proceedings in AEP’s various jurisdictions.
•An increase in transmission investment, which resulted in higher revenues and income.
•Unrealized gains on AEP’s investment in ChargePoint.

These increases were partially offset by:

•An increase in Other Operation and Maintenance expenses driven by the COVID-19 pandemic which resulted in lower expenses in the second quarter of 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Earnings Attributable to AEP Common Shareholders increased from $1,016 million in 2020 to $1,153 million in 2021 primarily due to:

•Favorable rate proceedings in AEP’s various jurisdictions.
•An increase in weather-related usage.
•An increase in transmission investment, which resulted in higher revenues and income.
•Unrealized gains on AEP’s investment in ChargePoint.

These increases were partially offset by:

•An increase in Other Operation and Maintenance expenses driven by the COVID-19 pandemic which resulted in lower expenses in 2020.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Vertically Integrated Utilities	2021	2020	2021	2020
	(in millions)
Revenues	$2,260.6	$2,092.0	$4,797.9	$4,318.7
Fuel and Purchased Electricity	650.4	582.1	1,509.4	1,253.3
Gross Margin	1,610.2	1,509.9	3,288.5	3,065.4
Other Operation and Maintenance	703.5	624.6	1,443.7	1,315.9
Depreciation and Amortization	433.8	393.3	865.9	775.0
Taxes Other Than Income Taxes	128.0	117.5	251.5	234.6
Operating Income	344.9	374.5	727.4	739.9
Other Income	5.1	1.4	5.8	3.0
Allowance for Equity Funds Used During Construction	10.8	9.0	20.7	17.2
Non-Service Cost Components of Net Periodic Benefit Cost	17.0	17.1	34.0	34.0
Interest Expense	(141.6)	(141.8)	(281.2)	(286.3)
Income Before Income Tax Expense and Equity Earnings	236.2	260.2	506.7	507.8
Income Tax Expense	8.2	4.6	8.0	6.7
Equity Earnings of Unconsolidated Subsidiary	0.8	0.7	1.5	1.5
Net Income	228.8	256.3	500.2	502.6
Net Income Attributable to Noncontrolling Interests	0.6	0.4	1.6	1.4
Earnings Attributable to AEP Common Shareholders	$228.2	$255.9	$498.6	$501.2

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions of KWhs)
Retail:
Residential	6,525	6,976	16,006	15,238
Commercial	5,670	5,150	10,928	10,516
Industrial	8,611	7,699	16,313	16,174
Miscellaneous	549	511	1,068	1,041
Total Retail	21,355	20,336	44,315	42,969

Wholesale (a)	4,487	4,924	9,129	8,542

Total KWhs	25,842	25,260	53,444	51,511

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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in degree days)
Eastern Region
Actual – Heating (a)	170	212	1,709	1,453
Normal – Heating (b)	138	137	1,738	1,748

Actual – Cooling (c)	359	324	362	337
Normal – Cooling (b)	339	337	343	342

Western Region
Actual – Heating (a)	35	49	993	698
Normal – Heating (b)	34	34	900	901

Actual – Cooling (c)	652	673	678	724
Normal – Cooling (b)	699	700	727	728

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2021 Compared to Second Quarter of 2020

Reconciliation of Second Quarter of 2020 to Second Quarter of 2021
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Second Quarter of 2020	$255.9

Changes in Gross Margin:
Retail Margins	96.4
Margins from Off-system Sales	5.6
Transmission Revenues	0.9
Other Revenues	(2.6)
Total Change in Gross Margin	100.3

Changes in Expenses and Other:
Other Operation and Maintenance	(78.9)
Depreciation and Amortization	(40.5)
Taxes Other Than Income Taxes	(10.5)
Other Income	3.7
Allowance for Equity Funds Used During Construction	1.8
Non-Service Cost Components of Net Periodic Pension Cost	(0.1)
Interest Expense	0.2
Total Change in Expenses and Other	(124.3)

Income Tax Expense	(3.6)
Equity Earnings of Unconsolidated Subsidiary	0.1
Net Income Attributable to Noncontrolling Interests	(0.2)

Second Quarter of 2021	$228.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $96 million primarily due to the following:
•A $36 million increase at I&M due to wholesale true-up, increase in rider revenues and the Indiana base rate case. This increase was partially offset in other expense items below.
•A $17 million increase in revenue from rate riders at PSO. This increase was partially offset in other expense items below.
•A $12 million increase at KPCo due to rider revenues. This increase was partially offset in other expense items below.
•A $9 million increase at APCo and WPCo due to rider revenue primarily in West Virginia. This increase was partially offset in other expense items below.
•An $8 million increase in weather-normalized retail margins driven by a $34 million increase in the commercial and industrial customer classes partially offset by a $27 million decrease in the residential customer class.
•A $5 million increase at KPCo due to base rate case revenues implemented in January 2021.
These increases were partially offset by:
•A $7 million decrease in weather-normalized wholesale margins, including the loss of a significant wholesale contract at I&M.
•Margins from Off-system Sales increased $6 million primarily due to favorable market prices in both PJM and SPP.

•Transmission Revenues increased $1 million due to a $10 million increase in transmission investment primarily at APCo offset by a $9 million decrease as a result of the annual formula rate true-up. This increase is partially offset in Depreciation and Amortization expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $79 million primarily due to the following:
•A $47 million increase in PJM transmission services including the annual formula rate true-up.
•A $25 million increase in SPP transmission services including the annual formula rate true-up.
•A $23 million increase in employee-related expenses.
These increases were partially offset by:
•A $20 million decrease in storms primarily at KPCo, APCo and PSO.
•Depreciation and Amortization expenses increased $41 million primarily due to a higher depreciable base and an increase in depreciation rates at APCo. This increase was partially offset in Gross Margin above.
•Taxes Other Than Income Taxes increased $11 million primarily due to the following:
•A $5 million increase in property taxes at SWEPCo resulting from the expiration of the Louisiana Industrial Tax Exemption related to the Stall Plant.
•A $4 million increase at I&M primarily due to property taxes driven by an increase in utility plant.
•Other Income increased $4 million primarily due to increased interest income related the February 2021 severe winter weather event at SWEPCo.
•Income Tax Expense increased $4 million primarily due to a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT is partially offset above in Retail Margins.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Reconciliation of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Six Months Ended June 30, 2020	$501.2

Changes in Gross Margin:
Retail Margins	194.5
Margins from Off-system Sales	23.8
Transmission Revenues	11.2
Other Revenues	(6.4)
Total Change in Gross Margin	223.1

Changes in Expenses and Other:
Other Operation and Maintenance	(127.8)
Depreciation and Amortization	(90.9)
Taxes Other Than Income Taxes	(16.9)
Other Income	2.8
Allowance for Equity Funds Used During Construction	3.5
Interest Expense	5.1
Total Change in Expenses and Other	(224.2)

Income Tax Expense	(1.3)
Net Income Attributable to Noncontrolling Interests	(0.2)

Six Months Ended June 30, 2021	$498.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $195 million primarily due to the following:
•A $59 million increase in weather-related usage primarily in the residential class.
•A $48 million increase at I&M due to wholesale true-up, Indiana and Michigan base rate cases and increases in rider revenues. This increase was partially offset in other expense items below.
•A $27 million increase at KPCo due to rider revenues. This increase was partially offset in other expense items below.
•A $22 million increase at APCo and WPCo due to rider revenue primarily in West Virginia. This increase was partially offset in other expense items below.
•A $19 million increase in revenue from rate riders at PSO. This increase was partially offset in other expense items below.
•An $11 million increase at KPCo due to base rate case revenues implemented in January 2021.
•A $10 million increase in weather-normalized wholesale margins at SWEPCo.
•An $8 million increase in recoverable fuel costs at SWEPCo primarily due to timing of recovery.
•A $5 million increase in municipal and cooperative revenues at SWEPCo primarily due to the annual generation formula rate true-up.
These increases were partially offset by:
•A $23 million decrease in weather-normalized margins for wholesale contracts, including the loss of a significant wholesale contract at I&M.
•A $17 million decrease in weather-normalized retail margins driven by a $10 million decrease in the residential class and a $7 million decrease in the industrial customer class.
•Margins from Off-system Sales increased $24 million primarily due to Turk Plant merchant sales as a result of the February 2021 severe winter weather event at SWEPCo.

•Transmission Revenues increased $11 million due to an increase in transmission investment primarily at APCo, partially offset by a $9 million decrease as a result of the transmission formula rate true-up. This increase is partially offset in Depreciation and Amortization expenses below.
•Other Revenues decreased $6 million primarily due to business development revenue at PSO. This decrease was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $128 million primarily due to the following:
•A $78 million increase in PJM transmission services including the annual formula rate true-up.
•A $31 million increase in SPP transmission services including the annual formula rate true-up.
•A $29 million increase in employee-related expenses.
•A $9 million increase primarily due to an increase in vegetation management expenses.
These increases were partially offset by:
•A $15 million decrease due to storms primarily at KPCo, APCo and PSO.
•A $9 million decrease in factoring expenses.
•Depreciation and Amortization expenses increased $91 million primarily due to a higher depreciable base and increased depreciation rates at APCo and I&M. This increase was partially offset in Gross Margin above.
•Taxes Other Than Income Taxes increased $17 million primarily due to the following:
•A $10 million increase at SWEPCo primarily due to increased property taxes resulting from the expiration of the Louisiana Industrial Tax Exemption related to Stall Plant.
•A $4 million increase at I&M primarily due to property taxes driven by an increase in utility plant.
•Interest Expense decreased $5 million primarily due to the following:
•A $3 million decrease at PSO primarily due to lower borrowing costs in 2021.
•A $2 million decrease at I&M primarily due to a decrease in carrying charges and a decreased interest rate on variable rate notes.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Transmission and Distribution Utilities	2021	2020	2021	2020
	(in millions)
Revenues	$1,103.4	$1,034.5	$2,191.5	$2,141.4
Purchased Electricity	168.0	147.5	373.5	338.9
Gross Margin	935.4	887.0	1,818.0	1,802.5
Other Operation and Maintenance	360.8	351.9	726.0	719.1
Depreciation and Amortization	178.5	207.0	351.2	421.5
Taxes Other Than Income Taxes	158.4	141.8	316.0	288.0
Operating Income	237.7	186.3	424.8	373.9
Interest and Investment Income	0.3	0.4	0.7	1.1
Carrying Costs Income	0.5	0.6	1.0	1.0
Allowance for Equity Funds Used During Construction	6.2	7.7	13.0	14.7
Non-Service Cost Components of Net Periodic Benefit Cost	7.2	7.4	14.5	14.7
Interest Expense	(77.0)	(72.2)	(151.5)	(143.6)
Income Before Income Tax Expense (Benefit)	174.9	130.2	302.5	261.8
Income Tax Expense (Benefit)	21.2	(9.3)	34.4	6.1
Net Income	153.7	139.5	268.1	255.7
Net Income Attributable to Noncontrolling Interests	—	—	—	—
Earnings Attributable to AEP Common Shareholders	$153.7	$139.5	$268.1	$255.7

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions of KWhs)
Retail:
Residential	6,065	6,299	12,989	12,599
Commercial	6,488	5,559	12,064	11,432
Industrial	6,338	5,148	11,619	11,056
Miscellaneous	185	180	351	362
Total Retail (a)	19,076	17,186	37,023	35,449

Wholesale (b)	445	455	1,048	845

Total KWhs	19,521	17,641	38,071	36,294

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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in degree days)
Eastern Region
Actual – Heating (a)	215	292	1,992	1,765
Normal – Heating (b)	183	182	2,066	2,080

Actual – Cooling (c)	361	314	361	317
Normal – Cooling (b)	304	301	307	304

Western Region
Actual – Heating (a)	4	6	319	97
Normal – Heating (b)	3	3	188	188

Actual – Cooling (d)	833	936	970	1,167
Normal – Cooling (b)	931	933	1,057	1,058

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)Western Region cooling degree days are calculated on a 70 degree temperature base.

Second Quarter of 2021 Compared to Second Quarter of 2020

Reconciliation of Second Quarter of 2020 to Second Quarter of 2021
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Second Quarter of 2020	$139.5

Changes in Gross Margin:
Retail Margins	76.5
Margins from Off-system Sales	(18.7)
Transmission Revenues	30.0
Other Revenues	(39.4)
Total Change in Gross Margin	48.4

Changes in Expenses and Other:
Other Operation and Maintenance	(8.9)
Depreciation and Amortization	28.5
Taxes Other Than Income Taxes	(16.6)
Interest and Investment Income	(0.1)
Carrying Costs Income	(0.1)
Allowance for Equity Funds Used During Construction	(1.5)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.2)
Interest Expense	(4.8)
Total Change in Expenses and Other	(3.7)

Income Tax Expense	(30.5)

Second Quarter of 2021	$153.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $77 million primarily due to the following:
•A $30 million net increase in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $19 million increase in usage in Ohio primarily from the commercial and residential classes of $11 million and $6 million, respectively.
•A $19 million increase in weather-normalized margins in Texas primarily in the residential and commercial classes.
•A $16 million increase from interim rate increases driven by increased transmission investment in Texas.
•A $12 million increase in rider revenues in Ohio associated with the DIR. This increase was partially offset in other expense items below.
•An $11 million increase from interim rate increases driven by increased distribution investment in Texas.
•An $8 million increase due to a PUCO order to refund unused 2018 major storm reserve collections to customers in the prior period. This decrease was offset in Other Operation and Maintenance expenses below.
•A $7 million increase in the Legacy Generation Resource Rider (LGRR) in Ohio. This increase was offset in Margins from Off-system Sales and Other Revenues below.
•A $5 million increase in revenues associated with a vegetation management rider in Ohio. This increase was partially offset in Other Operation and Maintenance expenses below.
These increases were partially offset by:
•A $19 million decrease due to the ending of the Energy Efficiency and Peak Demand Rider in Ohio in December 2020. This decrease was partially offset in Other Operation and Maintenance expenses below.

•An $11 million decrease in revenues in Ohio associated with the Universal Service Fund (USF). This decrease was offset in Other Operation and Maintenance expenses below.
•A $6 million decrease in weather-related usage in Texas primarily due to an 11% decrease in cooling degree days.
•A $4 million decrease due to refunds in Texas of Excess ADIT and excess federal income taxes collected as a result of Tax Reform.
•Margins from Off-system Sales decreased $19 million primarily due to the following:
•A $13 million decrease in Ohio primarily due to unfavorable deferrals of OVEC costs. This decrease was offset in Retail Margins above and Other Revenues below.
•A $5 million decrease in Texas primarily due to the retirement of the Oklaunion Power Station in September 2020. This decrease was partially offset in Depreciation and Amortization expenses below.
•Transmission Revenues increased $30 million primarily due to the following:
•A $20 million increase from interim rate increases driven by increased transmission investment in Texas.
•A $14 million increase due to a prior year one-time credit to transmission customers in Texas as a result of Tax Reform and the most recent base rate case. This increase was offset in Income Tax Expense below.
These increases were partially offset by:
•A $4 million decrease due to refunds to customers associated with the most recent base rate case in Texas. This decrease was offset in Other Revenues below.
•Other Revenues decreased $39 million primarily due to the following:
•A $47 million decrease primarily due to securitization revenues due to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset below in Depreciation and Amortization expenses and Interest Expense.
This decrease was partially offset by:
•An $8 million increase primarily due to third-party LGRR revenue related to the recovery of OVEC costs in Ohio. This increase was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $9 million primarily due to the following:
•A $26 million increase in recoverable PJM expense in Ohio. This increase was partially offset in Retail Margins above.
•A $17 million increase due to the prior year revision of the Oklaunion Power Station ARO. This increase was offset in Margins from Off-system Sales above.
•A $9 million increase in PJM expenses in Ohio primarily related to the annual formula rate true-up.
•An $8 million increase in distribution maintenance expenses in Ohio related to the annual major storm reserve true-up. This increase was offset in Retail Margins above.
These increases were partially offset by:
•A $19 million decrease in Texas due to the Oklaunion Power Station retirement in September 2020 and its sale to a nonaffiliated third-party in October 2020. This decrease was offset in Gross Margin above.
•An $11 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset in Retail Margins above.
•A $9 million decrease in energy efficiency/demand side management expenses in Ohio. This decrease was partially offset in Retail Margins above.
•A $7 million decrease in factored customer accounts receivable expenses in Ohio primarily due to bad debt expenses and a current year adjustment to allowance for doubtful accounts.
•Depreciation and Amortization expenses decreased $29 million primarily due to the following:
•A $49 million decrease in securitization amortizations in Texas primarily related to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset in Other Revenues above.
These decreases were partially offset by:
•A $9 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.

•A $6 million increase in recoverable DIR depreciable expense in Ohio. This increase was partially offset in Retail Margins above.
•A $5 million increase in amortization primarily related to capitalized software in Ohio.
•Taxes Other Than Income Taxes increased $17 million primarily due to increased property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Interest Expense increased $5 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $31 million primarily due to a decrease in amortization of Excess ADIT and an increase in pretax book income. The decrease in amortization of Excess ADIT is partially offset above in Gross Margin.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Reconciliation of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Six Months Ended June 30, 2020	$255.7

Changes in Gross Margin:
Retail Margins	101.2
Margins from Off-system Sales	(56.1)
Transmission Revenues	42.5
Other Revenues	(72.1)
Total Change in Gross Margin	15.5

Changes in Expenses and Other:
Other Operation and Maintenance	(6.9)
Depreciation and Amortization	70.3
Taxes Other Than Income Taxes	(28.0)
Interest and Investment Income	(0.4)
Allowance for Equity Funds Used During Construction	(1.7)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.2)
Interest Expense	(7.9)
Total Change in Expenses and Other	25.2

Income Tax Expense	(28.3)

Six Months Ended June 30, 2021	$268.1

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $101 million primarily due to the following:
•An $88 million net increase in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $21 million increase from interim rate increases driven by increased transmission investment in Texas.
•A $21 million increase from interim rate increases driven by increased distribution investment in Texas.
•A $19 million increase in usage in Ohio from the commercial and residential classes of $11 million and $8 million, respectively.
•A $17 million increase in rider revenues in Ohio associated with the DIR. This increase was partially offset in other expense items below.
•A $15 million increase in the LGRR in Ohio. This increase was offset in Margins from Off-system Sales and Other Revenues below.
•A $13 million increase in weather-related usage in Texas primarily due to a 229% increase in heating degree days, partially offset by a 17% decrease in cooling degree days.
•A $10 million increase in revenues associated with a vegetation management rider in Ohio. This increase was partially offset in Other Operation and Maintenance expenses below.
•An $8 million increase due to a PUCO order to refund unused 2018 major storm reserve collections to customers in the prior period. This increase was offset in Other Operation and Maintenance expenses below.

These increases were partially offset by:
•A $46 million decrease due to the ending of the Energy Efficiency and Peak Demand Rider in Ohio in December 2020. This decrease was partially offset in Other Operation and Maintenance expenses below.
•A $27 million decrease in revenues in Ohio associated with the USF. This decrease was offset in Other Operation and Maintenance expenses below.
•A $19 million decrease due to refunds in Texas of Excess ADIT and excess federal income taxes collected as a result of Tax Reform. This decrease was partially offset in Income Tax Expense below.
•A $6 million decrease in weather-normalized margins in Texas primarily in the industrial and residential classes, partially offset by an increase in the commercial class.
•Margins from Off-system Sales decreased $56 million primarily due to the following:
•A $29 million decrease in Texas primarily due to the retirement of the Oklaunion Power Station in September 2020. This decrease was partially offset in Depreciation and Amortization expenses below.
•A $27 million decrease in Ohio primarily due to unfavorable deferrals of OVEC costs. This decrease was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues increased $43 million primarily due to the following:
•A $39 million increase from interim rate increases driven by increased transmission investment in Texas.
•A $14 million increase due to a prior year one-time credit to transmission customers in Texas as a result of Tax Reform and the most recent base rate case. This increase was offset in Income Tax Expense below.
These increases were partially offset by:
•A $9 million decrease due to refunds to customers associated with the most recent base rate case in Texas. This decrease was offset in Other Revenues below.
•Other Revenues decreased $72 million primarily due to the following:
•A $98 million decrease in securitization revenues primarily due to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset below in Depreciation and Amortization expenses and in Interest Expense.
This decrease was partially offset by:
•A $13 million increase in Ohio primarily due to third-party LGRR revenue related to the recovery of OVEC costs. This increase was offset in Retail Margins and Margins from Off-system Sales above.
•A $10 million increase due to refunds in Texas to customers associated with the most recent base rate case. This increase was partially offset in Retail Margins and Transmission Revenues above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $7 million primarily due to the following:
•A $78 million increase in recoverable PJM expenses in Ohio. This increase was partially offset in Retail Margins above.
•A $17 million increase due to the prior year revision of the Oklaunion Power Station ARO. This increase was offset in Margins from Off-system Sales above.
•A $10 million increase in recoverable distribution expenses related to vegetation management in Ohio. This increase was offset in Retail Margins above.
•A $9 million increase in PJM expenses in Ohio primarily related to the annual formula rate true-up.
•An $8 million increase in distribution maintenance expenses in Ohio related to the annual major storm reserve true-up. This increase was offset in Retail Margins above.
These increases were partially offset by:
•A $39 million decrease in Texas due to the Oklaunion Power Station retirement in September 2020 and its sale to a nonaffiliated third-party in October 2020. This decrease was offset in Gross Margin above.
•A $30 million decrease in energy efficiency/demand side management expenses in Ohio. This decrease was partially offset in Retail Margins above.
•A $27 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset in Retail Margins above.
•A $14 million decrease in factored customer accounts receivable expenses in Ohio primarily due to bad debt expenses and a current year adjustment to allowance for doubtful accounts.

•A $6 million decrease primarily related to distribution related expenses in Texas.
•Depreciation and Amortization expenses decreased $70 million primarily due to the following:
•A $93 million decrease in securitization amortizations in Texas primarily related to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset in Other Revenues above.
These decreases were partially offset by:
•A $13 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.
•A $6 million increase in recoverable DIR depreciable expense in Ohio. This increase was partially offset in Retail Margins above.
•A $6 million increase in amortization primarily related to capitalized software in Ohio.
•Taxes Other Than Income Taxes increased $28 million primarily due to property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Interest Expense increased $8 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $28 million primarily due to a decrease in amortization of Excess ADIT and an increase in pretax book income. The decrease in amortization of Excess ADIT is partially offset above in Gross Margin.

AEP TRANSMISSION HOLDCO

	Three Months Ended		Six Months Ended
	June 30,		June 30,
AEP Transmission Holdco	2021	2020	2021	2020
	(in millions)
Transmission Revenues	$378.2	$249.7	$755.2	$559.9
Other Operation and Maintenance	29.4	25.9	56.6	55.8
Depreciation and Amortization	74.7	61.1	147.4	119.2
Taxes Other Than Income Taxes	61.5	51.8	120.7	103.7
Operating Income	212.6	110.9	430.5	281.2
Interest and Investment Income	0.2	1.5	0.4	2.4
Allowance for Equity Funds Used During Construction	16.5	18.4	33.2	34.6
Non-Service Cost Components of Net Periodic Benefit Cost	0.6	0.5	1.1	1.0
Interest Expense	(35.5)	(34.2)	(70.8)	(65.0)
Income Before Income Tax Expense and Equity Earnings	194.4	97.1	394.4	254.2
Income Tax Expense	43.4	24.7	89.2	63.1
Equity Earnings of Unconsolidated Subsidiary	18.6	19.8	37.6	42.7
Net Income	169.6	92.2	342.8	233.8
Net Income Attributable to Noncontrolling Interests	0.9	0.7	2.1	1.7
Earnings Attributable to AEP Common Shareholders	$168.7	$91.5	$340.7	$232.1

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	June 30,
	2021	2020
	(in millions)
Plant in Service	$11,065.2	$9,333.7
Construction Work in Progress	1,486.3	1,660.5
Accumulated Depreciation and Amortization	703.1	508.2
Total Transmission Property, Net	$11,848.4	$10,486.0

Second Quarter of 2021 Compared to Second Quarter of 2020

Reconciliation of Second Quarter of 2020 to Second Quarter of 2021
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Second Quarter of 2020	$91.5

Changes in Transmission Revenues:
Transmission Revenues	128.5
Total Change in Transmission Revenues	128.5

Changes in Expenses and Other:
Other Operation and Maintenance	(3.5)
Depreciation and Amortization	(13.6)
Taxes Other Than Income Taxes	(9.7)
Interest Income	(1.3)
Allowance for Equity Funds Used During Construction	(1.9)
Non-Service Cost Components of Net Periodic Pension Cost	0.1
Interest Expense	(1.3)
Total Change in Expenses and Other	(31.2)

Income Tax Expense	(18.7)
Equity Earnings of Unconsolidated Subsidiary	(1.2)
Net Income Attributable to Noncontrolling Interests	(0.2)

Second Quarter of 2021	$168.7

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $129 million primarily due to the following:
•A $68 million increase due to continued investment in transmission assets.
•A $45 million increase as a result of the affiliated annual transmission formula rate true-up which is offset in Other Operation and Maintenance expense across the other Registrant Subsidiaries.
•A $16 million increase as a result of the non-affiliated annual transmission formula rate true-up.
Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $4 million primarily due to vegetation management expenses.
•Depreciation and Amortization expenses increased $14 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $10 million primarily due to higher property taxes as a result of increased transmission investment.
•Income Tax Expense increased $19 million primarily due to an increase in pretax book income.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Reconciliation of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Six Months Ended June 30, 2020	$232.1

Changes in Transmission Revenues:
Transmission Revenues	195.3
Total Change in Transmission Revenues	195.3

Changes in Expenses and Other:
Other Operation and Maintenance	(0.8)
Depreciation and Amortization	(28.2)
Taxes Other Than Income Taxes	(17.0)
Interest Income	(2.0)
Allowance for Equity Funds Used During Construction	(1.4)
Non-Service Cost Components of Net Periodic Pension Cost	0.1
Interest Expense	(5.8)
Total Change in Expenses and Other	(55.1)

Income Tax Expense	(26.1)
Equity Earnings of Unconsolidated Subsidiary	(5.1)
Net Income Attributable to Noncontrolling Interests	(0.4)

Six Months Ended June 30, 2021	$340.7

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:
•Transmission Revenues increased $195 million primarily due to the following:
•A $134 million increase due to continued investment in transmission assets.
•A $45 million increase as a result of the affiliated annual transmission formula rate true-up which is offset in Other Operation and Maintenance expense across the other Registrant Subsidiaries.
•A $16 million increase as a result of the non-affiliated annual transmission formula rate true-up.
Expenses and Other, Income Tax Expense and Equity Earnings of Unconsolidated Subsidiary changed between years as follows:
•Depreciation and Amortization expenses increased $28 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $17 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $6 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $26 million primarily due to an increase in pretax book income.
•Equity Earnings of Unconsolidated Subsidiary decreased $5 million primarily due to lower pretax equity earnings at PATH-WV and ETT.

GENERATION & MARKETING

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Generation & Marketing	2021	2020	2021	2020
	(in millions)
Revenues	$436.6	$376.9	$1,070.8	$815.5
Fuel, Purchased Electricity and Other	358.1	298.5	924.0	658.8
Gross Margin	78.5	78.4	146.8	156.7
Other Operation and Maintenance	32.4	16.5	60.6	57.9
Depreciation and Amortization	20.0	17.9	38.6	35.6
Taxes Other Than Income Taxes	2.9	3.7	5.5	7.1
Operating Income	23.2	40.3	42.1	56.1
Interest and Investment Income	0.6	1.2	1.1	2.2
Non-Service Cost Components of Net Periodic Benefit Cost	3.9	3.8	7.7	7.7
Interest Expense	(3.8)	(8.2)	(7.1)	(16.7)
Income Before Income Tax Benefit and Equity Earnings (Loss)	23.9	37.1	43.8	49.3
Income Tax Benefit	(24.2)	(21.0)	(39.3)	(33.4)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(1.6)	0.4	1.6	6.3
Net Income	46.5	58.5	84.7	89.0
Net Loss Attributable to Noncontrolling Interests	(5.9)	(7.4)	(4.3)	(5.3)
Earnings Attributable to AEP Common Shareholders	$52.4	$65.9	$89.0	$94.3

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions of MWhs)
Fuel Type:
Coal	1	1	2	2
Renewables	1	1	2	2
Total MWhs	2	2	4	4

Second Quarter of 2021 Compared to Second Quarter of 2020

Reconciliation of Second Quarter of 2020 to Second Quarter of 2021
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Second Quarter of 2020	$65.9

Changes in Gross Margin:
Merchant Generation	5.1
Renewable Generation	3.1
Retail, Trading and Marketing	(8.1)
Total Change in Gross Margin	0.1

Changes in Expenses and Other:
Other Operation and Maintenance	(15.9)
Depreciation and Amortization	(2.1)
Taxes Other Than Income Taxes	0.8
Interest and Investment Income	(0.6)
Non-Service Cost Components of Net Periodic Benefit Cost	0.1
Interest Expense	4.4
Total Change in Expenses and Other	(13.3)

Income Tax Benefit	3.2
Equity Earnings of Unconsolidated Subsidiaries	(2.0)
Net Loss Attributable to Noncontrolling Interests	(1.5)

Second Quarter of 2021	$52.4
The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•Merchant Generation increased $5 million primarily due to higher market prices in PJM which drove increased generation at Cardinal Plant.
•Renewable Generation increased $3 million primarily due to higher solar and wind production.
•Retail, Trading and Marketing decreased $8 million due to lower wholesale marketing activity.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Other Operation and Maintenance expenses increased $16 million primarily due to the following:
•A $17 million increase related to the Oklaunion PPA with AEP Texas primarily due to an ARO revision in 2020.
•An $8 million increase due to gains recorded in 2020 on the sale of land.
These increases were partially offset by:
•A $9 million decrease in expenses related to the retirements of Conesville Plant Unit 4 and Oklaunion Plant in 2020.
•Interest Expense decreased $4 million due to lower borrowing costs in 2021.
•Income Tax Benefit increased $3 million due to an increase in PTCs.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Reconciliation of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Six Months Ended June 30, 2020	$94.3

Changes in Gross Margin:
Merchant Generation	9.1
Renewable Generation	8.4
Retail, Trading and Marketing	(27.4)
Total Change in Gross Margin	(9.9)

Changes in Expenses and Other:
Other Operation and Maintenance	(2.7)
Depreciation and Amortization	(3.0)
Taxes Other Than Income Taxes	1.6
Interest and Investment Income	(1.1)
Interest Expense	9.6
Total Change in Expenses and Other	4.4

Income Tax Benefit	5.9
Equity Earnings of Unconsolidated Subsidiaries	(4.7)
Net Loss Attributable to Noncontrolling Interests	(1.0)

Six Months Ended June 30, 2021	$89.0

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•Merchant Generation increased $9 million primarily due to higher market prices in PJM which drove increased generation at Cardinal Plant.
•Renewable Generation increased $8 million primarily due to increased solar and wind production in the ERCOT region and higher market revenues from wind assets in the ERCOT region.
•Retail, Trading and Marketing decreased $27 million due to lower trading and retail margins due to unprecedented cold temperatures and record ERCOT market prices in February 2021.

Expenses and Other, Income Tax Benefit and Equity Earnings of Unconsolidated Subsidiaries changed between years as follows:

•Other Operation and Maintenance expenses increased $3 million primarily due to the following:
•A $17 million increase related to the Oklaunion PPA with AEP Texas primarily due to an ARO revision in 2020.
This increase was partially offset by:
•A $9 million decrease due to the retirement of Conesville Plant Unit 4 in 2020.
•A $4 million decrease due to a planned outage at Cardinal Plant in 2020.
•Depreciation and Amortization expenses increased $3 million due to a higher depreciable base from increased investments in renewable energy sources.
•Interest Expense decreased $10 million due to lower borrowing costs in 2021.
•Income Tax Benefit increased $6 million primarily due to an increase in PTCs.
•Equity Earnings of Unconsolidated Subsidiaries decreased $5 million primarily due to lower revenues due to lower wind production from jointly owned assets.

CORPORATE AND OTHER

Second Quarter of 2021 Compared to Second Quarter of 2020

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $32 million in 2020 to a loss of $25 million in 2021 primarily due to:

•A $21 million gain from an investment in ChargePoint, of which $16 million is unrealized.
•A $14 million increase in equity earnings.
•A $4 million decrease in interest expense.

These items were partially offset by:

•A $19 million increase in general corporate expenses.
•A $14 million decrease in interest income due to a lower return on investments held by EIS and lower interest income from affiliates.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $67 million in 2020 to a loss of $43 million in 2021 primarily due to:

•A $38 million gain from an investment in ChargePoint, of which $33 million is unrealized.
•A $20 million increase in equity earnings.
•A $16 million decrease in interest expense.

These items were partially offset by:

•A $28 million increase in general corporate expenses.
•A $15 million decrease in interest income primarily due to lower interest income from affiliates.
•A $7 million increase in Income Tax Expense due to the recognition of a $19 million remeasurement of state deferred taxes as a result of newly enacted West Virginia state legislation in 2021 partially offset by a decrease in consolidating tax adjustments.

AEP SYSTEM INCOME TAXES

Second Quarter of 2021 Compared to Second Quarter of 2020

Income Tax Expense increased $49 million primarily due to a decrease in amortization of Excess ADIT, an increase in pretax book income and the remeasurement of state deferred taxes as a result of newly enacted West Virginia and Oklahoma state legislation in 2021.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Income Tax Expense increased $57 million primarily due to an increase in pretax book income, a decrease in amortization of Excess ADIT and the remeasurement of state deferred taxes as a result of newly enacted West Virginia and Oklahoma state legislation in 2021, partially offset by an increase in PTCs.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheets and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	June 30, 2021		December 31, 2020
	(dollars in millions)
Long-term Debt, including amounts due within one year	$33,117.8	57.2%	$31,072.5	57.2%
Short-term Debt	3,128.0	5.4	2,479.3	4.6
Total Debt	36,245.8	62.6	33,551.8	61.8
AEP Common Equity	21,378.7	37.0	20,550.9	37.8
Noncontrolling Interests	251.2	0.4	223.6	0.4
Total Debt and Equity Capitalization	$57,875.7	100.0%	$54,326.3	100.0%

AEP’s ratio of debt-to-total capital increased from 61.8% as of December 31, 2020 to 62.6% as of June 30, 2021 primarily due to an increase in debt to help address the cash flow implications resulting from the February 2021 severe winter weather event in addition to supporting distribution, transmission and renewable investment growth.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity under its existing credit facilities.  As of June 30, 2021, AEP had $5 billion of revolving credit facilities to support its commercial paper program.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, leasing agreements, hybrid securities or common stock. In February 2021, severe winter weather impacted certain AEP service territories resulting in disruptions to SPP market conditions. In March 2021, AEP entered into a $500 million 364-day Term Loan and borrowed the full amount to help address the cash flow implications resulting from the February 2021 severe winter weather event. See Note 4 - Rate Matters for additional information.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of June 30, 2021, available liquidity was approximately $3.3 billion as illustrated in the table below:

		Amount	Maturity
Commercial Paper Backup:		(in millions)
	Revolving Credit Facility	$4,000.0	March 2026
	Revolving Credit Facility	1,000.0	March 2023
	364-Day Term Loan	500.0	March 2022
Cash and Cash Equivalents		312.7
Total Liquidity Sources		5,812.7
Less:	AEP Commercial Paper Outstanding	2,049.8
	364-Day Term Loan	500.0

Net Available Liquidity		$3,262.9

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during the first six months of 2021 was $2.5 billion.  The weighted-average interest rate for AEP’s commercial paper during 2021 was 0.25%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $425 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of June 30, 2021 was $187 million with maturities ranging from July 2021 to July 2022.

Securitized Accounts Receivables

AEP’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and expires in September 2022.

In March 2021, AEP Credit amended its receivables securitization agreement to extend trigger levels established in October 2020 and to also provide a step down approach to these levels as management continues to monitor the accounts receivable balances across the affiliated utility subsidiaries in response to the COVID-19 pandemic. In June 2021, AEP Credit entered into a waiver for both APCo and SWEPCo to waive certain triggers through August 2021 due to the continuing impact of the COVID-19 pandemic. As of June 30, 2021, the affiliated utility subsidiaries are in compliance with all requirements under the agreement. To the extent that an affiliated utility subsidiary is deemed ineligible under the agreement, the affiliated utility subsidiary would no longer participate in the receivables securitization agreement and the Registrants would need to rely on additional sources of funding for operation and working capital, which may adversely impact liquidity. The receivables that are ineligible under the receivables securitization agreement are financed with short-term debt at AEP Credit.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of June 30, 2021, this contractually-defined percentage was 59.7%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements.  This condition also applies in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

At-the-Market (ATM) Program

AEP participates in an ATM offering program that allows AEP to issue, from time to time, up to an aggregate of $1 billion of its common stock, including shares of common stock that may be sold pursuant to an equity forward sales agreement. As of June 30, 2021, approximately $803 million of equity is available for issuance under the ATM offering program. See Note 12 - Financing Activities for additional information.

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

See Note 12 - Financing Activities for additional information.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.74 per share in July 2021. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 12 for additional information.

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

	Six Months Ended June 30,
	2021	2020
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$438.3	$432.6
Net Cash Flows from Operating Activities	1,043.9	1,746.2
Net Cash Flows Used for Investing Activities	(3,229.8)	(3,247.6)
Net Cash Flows from Financing Activities	2,107.3	1,573.5
Net Increase (Decrease) in Cash and Cash Equivalents	(78.6)	72.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$359.7	$504.7

Operating Activities

	Six Months Ended June 30,
	2021	2020
	(in millions)
Net Income	$1,152.6	$1,013.8
Non-Cash Adjustments to Net Income (a)	1,530.6	1,459.1
Mark-to-Market of Risk Management Contracts	26.1	13.7
Property Taxes	167.3	173.6
Deferred Fuel Over/Under-Recovery, Net	(1,218.2)	76.0
Change in Other Noncurrent Assets	(291.9)	(143.9)
Change in Other Noncurrent Liabilities	163.5	(50.0)
Change in Certain Components of Working Capital	(486.1)	(796.1)
Net Cash Flows from Operating Activities	$1,043.9	$1,746.2

(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Rockport Plant, Unit 2 Operating Lease Amortization, Deferred Income Taxes, AFUDC and Amortization of Nuclear Fuel.

Net Cash Flows from Operating Activities decreased by $702 million primarily due to the following:
•A $1.3 billion decrease in cash primarily due to fuel and purchased power expenses incurred as a result of the February 2021 severe winter weather event in SPP impacting PSO and SWEPCo. Approximately $1.1 billion of these expenses are attributable to retail customers and are recorded as deferred fuel regulatory assets. PSO and SWEPCo are working with their respective regulatory commissions to determine the recovery period from customers as well as the appropriate carrying charge on the regulatory assets. See Note 4 - Rate Matters for additional information.
•A $138 million decrease in cash due to incremental other operation and maintenance storm restoration expenses incurred by APCo, SWEPCo and KPCo as a result of the February 2021 severe winter weather event. These incremental expenses have been deferred as regulatory assets. KPCo intends to seek recovery of these incremental storm restoration costs in their next base rate case while APCO and SWEPCo are expected to seek recovery in separate filings. See Note 4 - Rate Matters for additional information.
These decreases in cash were partially offset by:

•A $310 million increase in cash from the Change in Certain Components of Working Capital. The increase is primarily due to timing of accounts receivables and payables and a decrease in fuel, material and supplies balances primarily driven by changes in power prices.
•A $214 million increase in cash from Change in Other Noncurrent Liabilities. The increase is primarily due to changes in regulatory liabilities driven by timing differences between collections from and refunds to customers under rate rider mechanisms.
•A $210 million increase in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.

Investing Activities

	Six Months Ended June 30,
	2021	2020
	(in millions)
Construction Expenditures	$(2,784.8)	$(3,244.9)
Acquisitions of Nuclear Fuel	(63.0)	(37.7)
Acquisition of the North Central Wind Energy Facilities	(270.0)	—
Acquisition of the Dry Lake Solar Project	(114.3)	—
Other	2.3	35.0
Net Cash Flows Used for Investing Activities	$(3,229.8)	$(3,247.6)

Net Cash Flows Used for Investing Activities decreased by $18 million primarily due to the following:
•A $460 million decrease in construction expenditures, primarily due to decreases in Transmission and Distribution Utilities of $194 million, Vertically Integrated Utilities of $173 million and AEP Transmission Holdco of $90 million.
This decrease in the use of cash was partially offset by:
•A $384 million increase due to the acquisition of the North Central Wind Energy Facilities and the Dry Lake Solar Project. See Note 6 - Acquisitions and Dispositions for additional information.

Financing Activities

	Six Months Ended June 30,
	2021	2020
	(in millions)
Issuance of Common Stock	$256.9	$111.0
Issuance/Retirement of Debt, Net	2,705.7	2,236.4
Dividends Paid on Common Stock	(746.5)	(704.6)
Other	(108.8)	(69.3)
Net Cash Flows from Financing Activities	$2,107.3	$1,573.5

Net Cash Flows from Financing Activities increased by $534 million primarily due to the following:
•A $624 million increase in issuances of long-term debt. See Note 12 - Financing Activities for additional information.
•A $410 million increase in short-term debt primarily due to increased draws on commercial paper. See Note 12 - Financing Activities for additional information.
•A $146 million increase in issuances of common stock primarily due to AEP’s participation in an At-the-Market offering program. See Note 12 - Financing Activities for additional information.
These increases in cash were partially offset by:

•A $565 million increase in retirements of long-term debt. See Note 12 - Financing Activities for additional information.

See “Long-term Debt Subsequent Events” section of Note 12 for Long-term debt and other securities issued, retired and principal payments made after June 30, 2021 through July 22, 2021, the date that the second quarter 10-Q was issued.

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

Management employs risk management contracts including physical forward and financial forward purchase-and-sale contracts.  Management engages in risk management of power, capacity, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  As a result, AEP is subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the Board of Directors.  AEPSC’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Commercial Operations Risk Committee (Regulated Risk Committee) and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Chief Financial Officer, Chief Operating Officer, Executive Vice President of Generation, Senior Vice President of Grid Solutions, Senior Vice President of Treasury and Risk and Chief Risk Officer.  The Competitive Risk Committee consists of AEPSC’s Chief Financial Officer, Senior Vice President of Treasury and Risk and Chief Risk Officer in addition to Energy Supply’s President and Vice President.  When commercial activities exceed predetermined limits, positions are modified to reduce the risk to be within the limits unless specifically approved by the respective committee.

The effects of COVID-19 continue to be monitored, and while markets have shown improvement, credit risks remain as counterparties encounter business and supply chain disruptions.

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

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2020:

MTM Risk Management Contract Net Assets (Liabilities)
Six Months Ended June 30, 2021

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2020	$41.2	$(109.5)	$168.1	$99.8
Gain from Contracts Realized/Settled During the Period and Entered in a Prior Period	(20.7)	(4.6)	(6.8)	(32.1)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	0.4	0.4
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	—	30.0	30.0
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	61.7	10.6	—	72.3
Total MTM Risk Management Contract Net Assets (Liabilities) as of June 30, 2021	$82.2	$(103.5)	$191.7	170.4
Commodity Cash Flow Hedge Contracts				139.7
Fair Value Hedge Contracts				(25.2)
Collateral Deposits				(93.0)
Total MTM Derivative Contract Net Assets as of June 30, 2021				$191.9

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of June 30, 2021, credit exposure net of collateral to sub investment grade counterparties was approximately 3.1%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of June 30, 2021, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$397.5	$0.1	$397.4	2	$156.5
Split Rating	0.2	—	0.2	1	0.2
No External Ratings:
Internal Investment Grade	98.4	—	98.4	3	72.9
Internal Noninvestment Grade	17.0	1.4	15.6	2	9.4
Total as of June 30, 2021	$513.1	$1.5	$511.6

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

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of June 30, 2021, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Six Months Ended				Twelve Months Ended
June 30, 2021				December 31, 2020
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.2	$3.6	$0.2	$0.1	$0.1	$0.3	$0.1	$—
VaR Model
Non-Trading Portfolio

Six Months Ended				Twelve Months Ended
June 30, 2021				December 31, 2020
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$1.8	$3.7	$1.7	$0.7	$2.2	$2.9	$1.0	$0.1

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. AEP has outstanding short and long-term debt which is subject to a variable rate. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the six months ended June 30, 2021 and 2020, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $38 million and $17 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Vertically Integrated Utilities	$2,224.6	$2,062.3	$4,729.1	$4,255.3
Transmission and Distribution Utilities	1,089.6	1,009.4	2,171.9	2,084.6
Generation & Marketing	422.5	350.2	1,024.2	758.6
Other Revenues	89.8	72.1	182.4	143.0
TOTAL REVENUES	3,826.5	3,494.0	8,107.6	7,241.5

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,124.0	964.9	2,684.7	2,115.9
Other Operation	566.9	566.0	1,159.3	1,168.1
Maintenance	264.3	243.4	539.2	492.9
Depreciation and Amortization	707.3	679.5	1,403.6	1,351.7
Taxes Other Than Income Taxes	354.1	317.5	700.6	638.6
TOTAL EXPENSES	3,016.6	2,771.3	6,487.4	5,767.2

OPERATING INCOME	809.9	722.7	1,620.2	1,474.3

Other Income (Expense):
Other Income	33.1	14.3	54.8	9.9
Allowance for Equity Funds Used During Construction	33.5	35.1	66.9	66.5
Non-Service Cost Components of Net Periodic Benefit Cost	29.7	29.8	59.3	59.5
Interest Expense	(301.6)	(294.0)	(591.8)	(586.1)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	604.6	507.9	1,209.4	1,024.1

Income Tax Expense	61.2	12.6	115.7	59.1
Equity Earnings of Unconsolidated Subsidiaries	30.4	19.2	58.9	48.8

NET INCOME	573.8	514.5	1,152.6	1,013.8

Net Loss Attributable to Noncontrolling Interests	(4.4)	(6.3)	(0.6)	(2.2)

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$578.2	$520.8	$1,153.2	$1,016.0

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	499,916,640	495,655,053	498,495,532	495,125,961

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.16	$1.05	$2.31	$2.05

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	500,983,778	497,337,980	499,581,893	496,973,449

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.15	$1.05	$2.31	$2.04

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$573.8	$514.5	$1,152.6	$1,013.8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $34.5 and $12.0 for the Three Months Ended June 30, 2021 and 2020, Respectively, and $49.5 and $(5.8) for the Six Months Ended June 30, 2021 and 2020, Respectively	129.9	45.3	186.2	(21.7)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.6) and $(0.4) for the Three Months Ended June 30, 2021 and 2020, Respectively, and $(1.1) and $(0.9) for the Six Months Ended June 30, 2021 and 2020, Respectively	(2.1)	(1.7)	(4.1)	(3.5)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	127.8	43.6	182.1	(25.2)

TOTAL COMPREHENSIVE INCOME	701.6	558.1	1,334.7	988.6

Total Comprehensive Loss Attributable To Noncontrolling Interests	(4.4)	(6.3)	(0.6)	(2.2)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$706.0	$564.4	$1,335.3	$990.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2019	514.4	$3,343.4	$6,535.6	$9,900.9		$(147.7)	$281.0	$19,913.2

Issuance of Common Stock	1.0	6.8	49.3					56.1
Common Stock Dividends				(359.1)	(a)		(4.6)	(363.7)
Other Changes in Equity			(29.0)				(1.2)	(30.2)
ASU 2016-13 Adoption				1.8				1.8
Net Income				495.2			4.1	499.3
Other Comprehensive Loss						(68.8)		(68.8)
TOTAL EQUITY – MARCH 31, 2020	515.4	3,350.2	6,555.9	10,038.8		(216.5)	279.3	20,007.7

Issuance of Common Stock	0.8	5.2	49.7					54.9
Common Stock Dividends				(337.7)	(a)		(3.2)	(340.9)
Other Changes in Equity			(2.6)				1.0	(1.6)
Net Income (Loss)				520.8			(6.3)	514.5
Other Comprehensive Income						43.6		43.6
TOTAL EQUITY – JUNE 30, 2020	516.2	$3,355.4	$6,603.0	$10,221.9		$(172.9)	$270.8	$20,278.2

TOTAL EQUITY – DECEMBER 31, 2020	516.8	$3,359.3	$6,588.9	$10,687.8		$(85.1)	$223.6	$20,774.5

Issuance of Common Stock	2.7	17.1	167.5					184.6
Common Stock Dividends				(369.5)	(b)		(2.5)	(372.0)
Other Changes in Equity			(21.9)	(0.6)			3.4	(19.1)
Acquisition of Dry Lake Solar Project							18.9	18.9
Net Income				575.0			3.8	578.8
Other Comprehensive Income						54.3		54.3
TOTAL EQUITY – MARCH 31, 2021	519.5	3,376.4	6,734.5	10,892.7		(30.8)	247.2	21,220.0

Issuance of Common Stock	0.9	6.3	66.0					72.3
Common Stock Dividends				(371.8)	(b)		(2.7)	(374.5)
Other Changes in Equity			(0.2)	(0.4)			11.1	10.5
Net Income (Loss)				578.2			(4.4)	573.8
Other Comprehensive Income						127.8		127.8
TOTAL EQUITY – JUNE 30, 2021	520.4	$3,382.7	$6,800.3	$11,098.7		$97.0	$251.2	$21,629.9

(a)    Cash dividends declared per AEP common share were $0.70.
(b)    Cash dividends declared per AEP common share were $0.74.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(in millions)
(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$312.7	$392.7
Restricted Cash (June 30, 2021 and December 31, 2020 Amounts Include $47 and $45.6, Respectively, Related to Transition Funding, Restoration Funding and Appalachian Consumer Rate Relief Funding)	47.0	45.6
Other Temporary Investments (June 30, 2021 and December 31, 2020 Amounts Include $204.9 and $194.6, Respectively, Related to EIS and Transource Energy)	221.7	200.8
Accounts Receivable:
Customers	794.8	613.6
Accrued Unbilled Revenues	259.6	248.7
Pledged Accounts Receivable – AEP Credit	1,003.1	1,018.4
Miscellaneous	66.6	33.1
Allowance for Uncollectible Accounts	(50.3)	(71.1)
Total Accounts Receivable	2,073.8	1,842.7
Fuel	512.2	629.4
Materials and Supplies	676.2	680.6
Risk Management Assets	214.7	94.7
Accrued Tax Benefits	189.8	185.3
Regulatory Asset for Under-Recovered Fuel Costs	180.3	90.7
Margin Deposits	43.5	62.0
Prepayments and Other Current Assets	133.9	127.0
TOTAL CURRENT ASSETS	4,605.8	4,351.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	23,687.3	23,133.9
Transmission	29,213.7	27,886.7
Distribution	24,704.6	23,972.1
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	5,571.4	5,294.6
Construction Work in Progress	3,879.3	4,025.7
Total Property, Plant and Equipment	87,056.3	84,313.0
Accumulated Depreciation and Amortization	21,391.8	20,411.4
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	65,664.5	63,901.6

OTHER NONCURRENT ASSETS
Regulatory Assets	5,048.2	3,527.0
Securitized Assets	608.0	657.0
Spent Nuclear Fuel and Decommissioning Trusts	3,612.4	3,306.7
Goodwill	52.5	52.5
Long-term Risk Management Assets	241.3	242.2
Operating Lease Assets	797.6	866.4
Deferred Charges and Other Noncurrent Assets	3,727.9	3,852.3
TOTAL OTHER NONCURRENT ASSETS	14,087.9	12,504.1

TOTAL ASSETS	$84,358.2	$80,757.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2021 and December 31, 2020
(in millions, except per-share and share amounts)
(Unaudited)

			June 30,	December 31,
			2021	2020
CURRENT LIABILITIES
Accounts Payable			$1,641.6	$1,709.7
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			578.2	592.0
Other Short-term Debt			2,549.8	1,887.3
Total Short-term Debt			3,128.0	2,479.3
Long-term Debt Due Within One Year (June 30, 2021 and December 31, 2020 Amounts Include $210.2 and $198.3, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			2,458.5	2,086.1
Risk Management Liabilities			47.8	78.8
Customer Deposits			350.1	335.6
Accrued Taxes			1,243.5	1,476.4
Accrued Interest			274.0	267.6
Obligations Under Operating Leases			242.7	241.3
Regulatory Liability for Over-Recovered Fuel Costs			32.7	52.6
Other Current Liabilities			1,009.7	1,199.3
TOTAL CURRENT LIABILITIES			10,428.6	9,926.7

NONCURRENT LIABILITIES
Long-term Debt (June 30, 2021 and December 31, 2020 Amounts Include $922.5 and $950.1, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			30,659.3	28,986.4
Long-term Risk Management Liabilities			216.3	232.8
Deferred Income Taxes			8,382.1	8,240.9
Regulatory Liabilities and Deferred Investment Tax Credits			8,767.5	8,378.7
Asset Retirement Obligations			2,576.2	2,469.2
Employee Benefits and Pension Obligations			340.1	336.4
Obligations Under Operating Leases			568.4	638.4
Deferred Credits and Other Noncurrent Liabilities			724.9	728.0
TOTAL NONCURRENT LIABILITIES			52,234.8	50,010.8

TOTAL LIABILITIES			62,663.4	59,937.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			64.9	45.2
TOTAL MEZZANINE EQUITY			64.9	45.2

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2021	2020
Shares Authorized	600,000,000	600,000,000
Shares Issued	520,422,130	516,808,354
(20,204,160 Shares were Held in Treasury as of June 30, 2021 and December 31, 2020, Respectively)			3,382.7	3,359.3
Paid-in Capital			6,800.3	6,588.9
Retained Earnings			11,098.7	10,687.8
Accumulated Other Comprehensive Income (Loss)			97.0	(85.1)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			21,378.7	20,550.9

Noncontrolling Interests			251.2	223.6

TOTAL EQUITY			21,629.9	20,774.5

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$84,358.2	$80,757.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net Income	$1,152.6	$1,013.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,403.6	1,351.7
Rockport Plant, Unit 2 Operating Lease Amortization	66.8	68.3
Deferred Income Taxes	86.7	60.0
Allowance for Equity Funds Used During Construction	(66.9)	(66.5)
Mark-to-Market of Risk Management Contracts	26.1	13.7
Amortization of Nuclear Fuel	40.4	45.6
Property Taxes	167.3	173.6
Deferred Fuel Over/Under-Recovery, Net	(1,218.2)	76.0
Change in Other Noncurrent Assets	(291.9)	(143.9)
Change in Other Noncurrent Liabilities	163.5	(50.0)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(215.5)	(80.7)
Fuel, Materials and Supplies	132.3	(120.3)
Accounts Payable	97.5	(64.7)
Accrued Taxes, Net	(237.4)	(164.4)
Rockport Plant, Unit 2 Operating Lease Payments	(73.9)	(73.9)
Other Current Assets	10.4	18.8
Other Current Liabilities	(199.5)	(310.9)
Net Cash Flows from Operating Activities	1,043.9	1,746.2

INVESTING ACTIVITIES
Construction Expenditures	(2,784.8)	(3,244.9)
Purchases of Investment Securities	(1,162.8)	(988.4)
Sales of Investment Securities	1,131.8	971.3
Acquisitions of Nuclear Fuel	(63.0)	(37.7)
Acquisition of the Dry Lake Solar Project	(114.3)	—
Acquisition of the North Central Wind Energy Facilities	(270.0)	—
Other Investing Activities	33.3	52.1
Net Cash Flows Used for Investing Activities	(3,229.8)	(3,247.6)

FINANCING ACTIVITIES
Issuance of Common Stock	256.9	111.0
Issuance of Long-term Debt	3,055.1	2,431.3
Issuance of Short-term Debt with Original Maturities greater than 90 Days	1,178.5	1,304.5
Change in Short-term Debt with Original Maturities less than 90 Days, Net	(437.8)	(766.2)
Retirement of Long-term Debt	(998.1)	(433.2)
Redemption of Short-term Debt with Original Maturities Greater than 90 Days	(92.0)	(300.0)
Principal Payments for Finance Lease Obligations	(30.3)	(31.3)
Dividends Paid on Common Stock	(746.5)	(704.6)
Other Financing Activities	(78.5)	(38.0)
Net Cash Flows from Financing Activities	2,107.3	1,573.5

Net Increase (Decrease) in Cash and Cash Equivalents	(78.6)	72.1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	438.3	432.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$359.7	$504.7

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$559.9	$481.2
Net Cash Paid for Income Taxes	8.6	3.1
Noncash Acquisitions Under Finance Leases	16.3	26.8
Construction Expenditures Included in Current Liabilities as of June 30,	789.3	833.3
Construction Expenditures Included in Noncurrent Liabilities as of June 30,	—	8.3
Acquisition of Nuclear Fuel Included in Current Liabilities as of June 30,	—	22.3
Expected Reimbursement for Spent Nuclear Fuel Dry Cask Storage	0.2	2.2
Noncontrolling Interest Assumed - Dry Lake Solar Project	33.4	—

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AEP TEXAS INC.
AND SUBSIDIARIES

AEP TEXAS INC. AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions of KWhs)
Retail:
Residential	3,006	3,158	5,824	5,624
Commercial	2,819	2,402	4,893	4,759
Industrial	2,604	2,216	4,484	4,581
Miscellaneous	159	150	296	302
Total Retail	8,588	7,926	15,497	15,266

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in degree days)
Actual – Heating (a)	4	6	319	97
Normal – Heating (b)	3	3	188	188

Actual – Cooling (c)	833	936	970	1,167
Normal – Cooling (b)	931	933	1,057	1,058

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 70 degree temperature base.

Second Quarter of 2021 Compared to Second Quarter of 2020

AEP Texas Inc. and Subsidiaries
Reconciliation of Second Quarter of 2020 to Second Quarter of 2021
Net Income
(in millions)

Second Quarter of 2020	$66.9

Changes in Gross Margin:
Retail Margins	30.7
Margins from Off-system Sales	(12.9)
Transmission Revenues	29.5
Other Revenues	(47.1)
Total Change in Gross Margin	0.2

Changes in Expenses and Other:
Other Operation and Maintenance	(12.3)
Depreciation and Amortization	63.6
Taxes Other Than Income Taxes	(5.5)
Interest Income	0.1
Allowance for Equity Funds Used During Construction	(1.5)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	(3.1)
Total Change in Expenses and Other	41.2

Income Tax Expense	(28.5)

Second Quarter of 2021	$79.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals were as follows:

•Retail Margins increased $31 million primarily due to the following:
•A $19 million increase in weather-normalized margins primarily in the residential and commercial classes.
•A $16 million increase from interim rate increases driven by increased transmission investment.
•An $11 million increase from interim rate increases driven by increased distribution investment.
These increases were partially offset by:
•A $6 million decrease in weather-related usage primarily due to an 11% decrease in cooling degree days.
•A $4 million decrease due to refunds of Excess ADIT and excess federal income taxes collected as a result of Tax Reform. This decrease was partially offset in Income Tax Expense below.
•Margins from Off-system Sales decreased $13 million primarily due to the retirement of the Oklaunion Power Station in September 2020. This decrease was partially offset in Depreciation and Amortization expenses below.
•Transmission Revenues increased $30 million primarily due to:
•A $20 million increase from interim rate increases driven by increased transmission investment.
•A $14 million increase due to a prior year one-time credit to transmission customers as a result of Tax Reform and the most recent base rate case. This increase was offset in Income Tax Expense below.
These increases were partially offset by:
•A $4 million decrease due to refunds to customers associated with the most recent base rate case. This decrease was offset in Other Revenues below.
•Other Revenues decreased $47 million primarily due to securitization revenues due to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset below in Depreciation and Amortization expenses and in Interest Expense.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $12 million primarily due to the following:
•A $17 million increase due to the prior year revision of the Oklaunion Power Station ARO. This increase was offset in Margins from Off-system Sales above.
This increase was partially offset by:
•A $4 million decrease primarily related to distribution-related expenses.
•Depreciation and Amortization expenses decreased $64 million primarily due to the following:
•A $49 million decrease in securitization amortizations primarily related to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset in Other Revenues above.
•A $16 million decrease in depreciation expense due to the retirement of the Oklaunion Power Station in September 2020. This decrease was partially offset above in Margins from Off-system Sales and Other Operation and Maintenance expenses.
•Taxes Other Than Income Taxes expenses increased $6 million primarily due to property taxes as a result of increased distribution and transmission investment.
•Interest Expense increased $3 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $29 million primarily due to a decrease in amortization of excess ADIT and an increase in pretax book income. The decrease in amortization of excess ADIT is partially offset above in Gross Margin.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

AEP Texas Inc. and Subsidiaries
Reconciliation of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
Net Income
(in millions)

Six Months Ended June 30, 2020	$114.5

Changes in Gross Margin:
Retail Margins	24.4
Margins from Off-system Sales	(43.1)
Transmission Revenues	44.8
Other Revenues	(85.3)
Total Change in Gross Margin	(59.2)

Changes in Expenses and Other:
Other Operation and Maintenance	(15.5)
Depreciation and Amortization	128.6
Taxes Other Than Income Taxes	(7.8)
Interest Income	(0.3)
Allowance for Equity Funds Used During Construction	(2.5)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	(3.6)
Total Change in Expenses and Other	98.8

Income Tax Expense	(28.2)

Six Months Ended June 30, 2021	$125.9
The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals were as follows:

•Retail Margins increased $24 million primarily due to the following:
•A $21 million increase from interim rate increases driven by increased transmission investment.
•A $21 million increase from interim rate increases driven by increased distribution investment.
•A $13 million increase in weather-related usage primarily due to a 229% increase in heating degree days partially offset by a 17% decrease in cooling degree days.
These increases were partially offset by:
•A $19 million decrease due to refunds of Excess ADIT and excess federal income taxes collected as a result of Tax Reform. This decrease was partially offset in Income Tax Expense below.
•A $6 million decrease in weather-normalized margins primarily in the industrial and residential classes, partially offset by an increase in the commercial class.
•Margins from Off-system Sales decreased $43 million primarily due to the retirement of the Oklaunion Power Station in September 2020. This decrease was partially offset in Depreciation and Amortization expenses below.
•Transmission Revenues increased $45 million primarily due to the following:
•A $39 million increase from interim rate increases driven by increased transmission investment.
•A $14 million increase due to a prior year one-time credit to transmission customers as a result of Tax Reform and the most recent base rate case. This increase was offset in Income Tax Expense below.
These increases were partially offset by:
•A $9 million decrease due to refunds to customers associated with the most recent base rate case. This decrease was offset in Other Revenues below.

•Other Revenues decreased $85 million primarily due to the following:
•A $98 million decrease in securitization revenues primarily due to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset below in Depreciation and Amortization expenses and in Interest Expense.
This decrease was partially offset by:
•A $10 million increase due to refunds to customers associated with the most recent base rate case. This increase was partially offset in Retail Margins and Transmission Revenues above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $16 million primarily due to the following:
•A $17 million increase due to the prior year revision of the Oklaunion Power Station ARO. This increase was offset in Margins from Off-System Sales above.
•A $3 million increase in transmission expenses. This increase was partially offset in Gross Margin above.
These increases were partially offset by:
•A $6 million decrease primarily related to distribution-related expenses.
•Depreciation and Amortization expenses decreased $129 million primarily due to the following:
•A $93 million decrease in securitization amortizations primarily related to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset in Other Revenues above.
•A $32 million decrease in depreciation expense due to the retirement of the Oklaunion Power Station in September 2020. This decrease was partially offset above in Margins from Off-system Sales and Other Operation and Maintenance expenses.
•Taxes Other Than Income Taxes increased $8 million primarily due to property taxes as a result of increased distribution and transmission investment.
•Interest Expense increased $4 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $28 million primarily due to a decrease in amortization of excess ADIT and an increase in pretax book income. The decrease in amortization of excess ADIT is partially offset above in Gross Margin.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Electric Transmission and Distribution	$396.6	$383.5	$758.3	$775.1
Sales to AEP Affiliates	1.0	16.9	2.0	48.0
Other Revenues	0.9	1.1	2.4	2.0
TOTAL REVENUES	398.5	401.5	762.7	825.1

EXPENSES
Fuel and Other Consumables Used for Electric Generation	—	3.2	—	3.2
Other Operation	109.6	92.9	231.8	210.4
Maintenance	18.7	23.1	37.8	43.7
Depreciation and Amortization	102.0	165.6	199.5	328.1
Taxes Other Than Income Taxes	39.5	34.0	75.8	68.0
TOTAL EXPENSES	269.8	318.8	544.9	653.4

OPERATING INCOME	128.7	82.7	217.8	171.7

Other Income (Expense):
Interest Income	0.2	0.1	0.4	0.7
Allowance for Equity Funds Used During Construction	3.4	4.9	7.5	10.0
Non-Service Cost Components of Net Periodic Benefit Cost	2.7	2.8	5.5	5.6
Interest Expense	(45.3)	(42.2)	(88.3)	(84.7)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	89.7	48.3	142.9	103.3

Income Tax Expense (Benefit)	9.9	(18.6)	17.0	(11.2)

NET INCOME	$79.8	$66.9	$125.9	$114.5

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$79.8	$66.9	$125.9	$114.5

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2021 and 2020, Respectively, and $0.1 and $0.1 for the Six Months Ended June 30, 2021 and 2020, Respectively	0.2	0.2	0.5	0.5
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2021 and 2020, Respectively, and $0 and $0 for the Six Months Ended June 30, 2021 and 2020, Respectively	0.1	0.1	0.1	0.1

TOTAL OTHER COMPREHENSIVE INCOME	0.3	0.3	0.6	0.6

TOTAL COMPREHENSIVE INCOME	$80.1	$67.2	$126.5	$115.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	$1,457.9	$1,516.0	$(12.8)	$2,961.1

Net Income		47.6		47.6
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2020	1,457.9	1,563.6	(12.5)	3,009.0

Net Income		66.9		66.9
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2020	$1,457.9	$1,630.5	$(12.2)	$3,076.2

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$1,457.9	$1,757.0	$(8.9)	$3,206.0

Net Income		46.1		46.1
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	1,457.9	1,803.1	(8.6)	3,252.4

Net Income		79.8		79.8
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2021	$1,457.9	$1,882.9	$(8.3)	$3,332.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(in millions)
(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (June 30, 2021 and December 31, 2020 Amounts Include $27.9 and $28.7, Respectively, Related to Transition Funding and Restoration Funding)	27.9	28.7
Advances to Affiliates	54.3	7.1
Accounts Receivable:
Customers	141.7	112.8
Affiliated Companies	6.9	5.1
Accrued Unbilled Revenues	82.9	65.8
Miscellaneous	0.1	—
Allowance for Uncollectible Accounts	(4.2)	(0.1)
Total Accounts Receivable	227.4	183.6
Materials and Supplies	69.5	70.0
Accrued Tax Benefits	4.5	16.8
Prepayments and Other Current Assets	4.3	4.6
TOTAL CURRENT ASSETS	388.0	310.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	5,571.9	5,279.6
Distribution	4,750.8	4,580.8
Other Property, Plant and Equipment	908.9	868.4
Construction Work in Progress	510.0	614.1
Total Property, Plant and Equipment	11,741.6	11,342.9
Accumulated Depreciation and Amortization	1,588.9	1,529.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	10,152.7	9,813.6

OTHER NONCURRENT ASSETS
Regulatory Assets	292.0	266.8
Securitized Assets (June 30, 2021 and December 31, 2020 Amounts Include $410.4 and $446.8, Respectively, Related to Transition Funding and Restoration Funding)	410.4	446.8
Deferred Charges and Other Noncurrent Assets	240.7	192.1
TOTAL OTHER NONCURRENT ASSETS	943.1	905.7

TOTAL ASSETS	$11,483.8	$11,030.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2021 and December 31, 2020
(in millions)
(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT LIABILITIES
Advances from Affiliates	$—	$67.1
Accounts Payable:
General	185.8	231.7
Affiliated Companies	31.1	44.0
Long-term Debt Due Within One Year – Nonaffiliated (June 30, 2021 and December 31, 2020 Amounts Include $89.8 and $88.7, Respectively, Related to Transition Funding and Restoration Funding)	289.9	88.7
Accrued Taxes	113.4	78.3
Accrued Interest (June 30, 2021 and December 31, 2020 Amounts Include $2.4 and $2.5, Respectively, Related to Transition Funding and Restoration Funding)	46.2	43.9
Obligations Under Operating Leases	14.2	14.5
Other Current Liabilities	78.5	108.6
TOTAL CURRENT LIABILITIES	759.1	676.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (June 30, 2021 and December 31, 2020 Amounts Include $362.3 and $403.9, Respectively, Related to Transition Funding and Restoration Funding)	4,936.1	4,731.7
Deferred Income Taxes	1,045.9	1,016.7
Regulatory Liabilities and Deferred Investment Tax Credits	1,273.6	1,270.8
Obligations Under Operating Leases	67.7	71.0
Deferred Credits and Other Noncurrent Liabilities	68.9	57.2
TOTAL NONCURRENT LIABILITIES	7,392.2	7,147.4

TOTAL LIABILITIES	8,151.3	7,824.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	1,457.9	1,457.9
Retained Earnings	1,882.9	1,757.0
Accumulated Other Comprehensive Income (Loss)	(8.3)	(8.9)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,332.5	3,206.0

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$11,483.8	$11,030.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net Income	$125.9	$114.5
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	199.5	328.1
Deferred Income Taxes	14.0	(33.9)
Allowance for Equity Funds Used During Construction	(7.5)	(10.0)
Mark-to-Market of Risk Management Contracts	—	0.1
Property Taxes	(49.7)	(43.2)
Change in Other Noncurrent Assets	(42.0)	(54.1)
Change in Other Noncurrent Liabilities	17.2	(2.5)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(43.8)	(54.1)
Fuel, Materials and Supplies	0.5	(11.4)
Accounts Payable	(10.3)	22.1
Accrued Taxes, Net	47.4	79.3
Other Current Assets	0.7	1.6
Other Current Liabilities	(29.3)	(38.7)
Net Cash Flows from Operating Activities	222.6	297.8

INVESTING ACTIVITIES
Construction Expenditures	(531.2)	(662.0)
Change in Advances to Affiliates, Net	(47.2)	200.0
Other Investing Activities	21.3	17.1
Net Cash Flows Used for Investing Activities	(557.1)	(444.9)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	444.3	—
Change in Short-term Debt, Net – Nonaffiliated	—	2.0
Change in Advances from Affiliates, Net	(67.1)	320.4
Retirement of Long-term Debt – Nonaffiliated	(40.9)	(193.8)
Principal Payments for Finance Lease Obligations	(3.3)	(3.1)
Other Financing Activities	0.7	0.5
Net Cash Flows from Financing Activities	333.7	126.0

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(0.8)	(21.1)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	28.8	157.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$28.0	$136.7

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$82.0	$74.3
Net Cash Paid (Received) for Income Taxes	(9.2)	(24.9)
Noncash Acquisitions Under Finance Leases	2.4	4.3
Construction Expenditures Included in Current Liabilities as of June 30,	125.5	192.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of June 30,
	2021	2020
	(in millions)
Plant In Service	$10,660.2	$8,931.5
Construction Work in Progress	1,393.4	1,613.9
Accumulated Depreciation and Amortization	677.1	488.3
Total Transmission Property, Net	$11,376.5	$10,057.1

Second Quarter of 2021 Compared to Second Quarter of 2020

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of Second Quarter of 2020 to Second Quarter of 2021
Net Income
(in millions)

Second Quarter of 2020	$73.7

Changes in Transmission Revenues:
Transmission Revenues	127.4
Total Change in Transmission Revenues	127.4

Changes in Expenses and Other:
Other Operation and Maintenance	(4.7)
Depreciation and Amortization	(13.5)
Taxes Other Than Income Taxes	(9.9)
Interest Income	(1.2)
Allowance for Equity Funds Used During Construction	(1.9)
Interest Expense	(1.5)
Total Change in Expenses and Other	(32.7)

Income Tax Expense	(19.8)

Second Quarter of 2021	$148.6

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $127 million primarily due to the following:
•A $68 million increase due to continued investment in transmission assets.
•A $45 million increase as a result of the affiliated annual transmission formula rate true-up which is offset in Other Operation and Maintenance expense across the other Registrant Subsidiaries.
•A $14 million increase as a result of the non-affiliated annual transmission formula rate true-up.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $5 million primarily due to:
•A $3 million increase in vegetation management expenses.
•A $2 million increase in employee-related expenses.
•Depreciation and Amortization expenses increased $14 million primarily due to a higher depreciable base.

•Taxes Other Than Income Taxes increased $10 million primarily due to higher property taxes as a result of increased transmission investment.
•Income Tax Expense increased $20 million primarily due to an increase in pretax book income.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
Net Income
(in millions)

Six Months Ended June 30, 2020	$191.5

Changes in Transmission Revenues:
Transmission Revenues	193.5
Total Change in Transmission Revenues	193.5

Changes in Expenses and Other:
Other Operation and Maintenance	(2.4)
Depreciation and Amortization	(28.1)
Taxes Other Than Income Taxes	(17.3)
Interest Income	(1.9)
Allowance for Equity Funds Used During Construction	(1.4)
Interest Expense	(6.0)
Total Change in Expenses and Other	(57.1)

Income Tax Expense	(27.6)

Six Months Ended June 30, 2021	$300.3

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $194 million primarily due to the following:
•A $135 million increase due to continued investment in transmission assets.
•A $45 million increase as a result of the affiliated annual transmission formula rate true-up which is offset in Other Operation and Maintenance expense across the other Registrant Subsidiaries.
•A $14 million increase as a result of the non-affiliated annual transmission formula rate true-up.

Expenses and Other and Income Tax Expense changed between years as follows:

•Depreciation and Amortization expenses increased $28 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $17 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $6 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $28 million primarily due to an increase in pretax book income.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Transmission Revenues	$84.1	$60.4	$160.1	$121.7
Sales to AEP Affiliates	281.4	177.7	567.0	411.4
Other Revenues	—	—	0.1	0.6
TOTAL REVENUES	365.5	238.1	727.2	533.7

EXPENSES
Other Operation	24.4	22.9	45.5	46.7
Maintenance	3.3	0.1	6.9	3.3
Depreciation and Amortization	72.4	58.9	143.0	114.9
Taxes Other Than Income Taxes	60.1	50.2	117.9	100.6
TOTAL EXPENSES	160.2	132.1	313.3	265.5

OPERATING INCOME	205.3	106.0	413.9	268.2

Other Income (Expense):
Interest Income - Affiliated	0.1	1.3	0.2	2.1
Allowance for Equity Funds Used During Construction	16.6	18.5	33.3	34.7
Interest Expense	(34.3)	(32.8)	(68.4)	(62.4)

INCOME BEFORE INCOME TAX EXPENSE	187.7	93.0	379.0	242.6

Income Tax Expense	39.1	19.3	78.7	51.1

NET INCOME	$148.6	$73.7	$300.3	$191.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2019	$2,480.6	$1,528.9	$4,009.5

Capital Contribution from Member	185.0		185.0
Net Income		117.8	117.8
TOTAL MEMBER'S EQUITY – MARCH 31, 2020	2,665.6	1,646.7	4,312.3

Dividends Paid to Member		(5.0)	(5.0)
Net Income		73.7	73.7
TOTAL MEMBER'S EQUITY – JUNE 30, 2020	$2,665.6	$1,715.4	$4,381.0

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2020	$2,765.6	$1,947.3	$4,712.9

Capital Contribution from Member	124.0		124.0
Net Income		151.7	151.7
TOTAL MEMBER'S EQUITY – MARCH 31, 2021	2,889.6	2,099.0	4,988.6

Capital Contribution from Member	60.0		60.0
Net Income		148.6	148.6
TOTAL MEMBER'S EQUITY – JUNE 30, 2021	$2,949.6	$2,247.6	$5,197.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(in millions)
(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT ASSETS
Advances to Affiliates	$113.6	$109.1
Accounts Receivable:
Customers	29.7	22.9
Affiliated Companies	96.6	81.2
Total Accounts Receivable	126.3	104.1
Materials and Supplies	9.0	8.5
Prepayments and Other Current Assets	14.6	14.1
TOTAL CURRENT ASSETS	263.5	235.8

TRANSMISSION PROPERTY
Transmission Property	10,278.7	9,593.5
Other Property, Plant and Equipment	381.5	329.5
Construction Work in Progress	1,393.4	1,422.6
Total Transmission Property	12,053.6	11,345.6
Accumulated Depreciation and Amortization	677.1	572.8
TOTAL TRANSMISSION PROPERTY – NET	11,376.5	10,772.8

OTHER NONCURRENT ASSETS
Regulatory Assets	14.8	15.1
Deferred Property Taxes	126.8	220.1
Deferred Charges and Other Noncurrent Assets	8.7	2.2
TOTAL OTHER NONCURRENT ASSETS	150.3	237.4

TOTAL ASSETS	$11,790.3	$11,246.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
June 30, 2021 and December 31, 2020
(in millions)
(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT LIABILITIES
Advances from Affiliates	$265.3	$156.7
Accounts Payable:
General	368.4	380.4
Affiliated Companies	70.7	97.3
Long-term Debt Due Within One Year – Nonaffiliated	50.0	50.0
Accrued Taxes	313.4	418.1
Accrued Interest	23.9	23.9
Obligations Under Operating Leases	0.9	1.2
Other Current Liabilities	10.5	9.9
TOTAL CURRENT LIABILITIES	1,103.1	1,137.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,899.3	3,898.5
Deferred Income Taxes	958.9	906.9
Regulatory Liabilities	620.4	581.8
Obligations Under Operating Leases	0.7	0.4
Deferred Credits and Other Noncurrent Liabilities	10.7	8.0
TOTAL NONCURRENT LIABILITIES	5,490.0	5,395.6

TOTAL LIABILITIES	6,593.1	6,533.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	2,949.6	2,765.6
Retained Earnings	2,247.6	1,947.3
TOTAL MEMBER’S EQUITY	5,197.2	4,712.9

TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,790.3	$11,246.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net Income	$300.3	$191.5
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	143.0	114.9
Deferred Income Taxes	55.5	22.6
Allowance for Equity Funds Used During Construction	(33.3)	(34.7)
Property Taxes	93.3	84.3
Change in Other Noncurrent Assets	(4.5)	(2.6)
Change in Other Noncurrent Liabilities	10.5	30.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(22.2)	(74.7)
Materials and Supplies	(0.5)	0.4
Accounts Payable	0.1	10.5
Accrued Taxes, Net	(106.2)	(54.7)
Other Current Assets	0.7	0.5
Other Current Liabilities	(1.5)	4.5
Net Cash Flows from Operating Activities	435.2	293.1

INVESTING ACTIVITIES
Construction Expenditures	(719.7)	(825.4)
Change in Advances to Affiliates, Net	(4.5)	(35.9)
Other Investing Activities	(3.4)	1.8
Net Cash Flows Used for Investing Activities	(727.6)	(859.5)

FINANCING ACTIVITIES
Capital Contributions from Member	184.0	185.0
Issuance of Long-term Debt – Nonaffiliated	—	519.4
Change in Advances from Affiliates, Net	108.6	(133.0)
Dividends Paid to Member	—	(5.0)
Other Financing Activities	(0.2)	—
Net Cash Flows from Financing Activities	292.4	566.4

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$66.6	$55.8
Net Cash Paid for Income Taxes	21.6	13.5
Construction Expenditures Included in Current Liabilities as of June 30,	267.9	263.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions of KWhs)
Retail:
Residential	2,172	2,288	5,867	5,457
Commercial	1,430	1,321	2,887	2,798
Industrial	2,289	2,077	4,367	4,314
Miscellaneous	196	175	396	382
Total Retail	6,087	5,861	13,517	12,951

Wholesale	1,274	1,235	2,222	1,707

Total KWhs	7,361	7,096	15,739	14,658

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in degree days)
Actual – Heating (a)	113	144	1,397	1,097
Normal – Heating (b)	87	87	1,402	1,411

Actual – Cooling (c)	381	346	385	366
Normal – Cooling (b)	377	377	383	383

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2021 Compared to Second Quarter of 2020

Appalachian Power Company and Subsidiaries
Reconciliation of Second Quarter of 2020 to Second Quarter of 2021
Net Income
(in millions)

Second Quarter of 2020	$81.3

Changes in Gross Margin:
Retail Margins	21.4
Margins from Off-system Sales	1.3
Transmission Revenues	7.2
Other Revenues	0.8
Total Change in Gross Margin	30.7

Changes in Expenses and Other:
Other Operation and Maintenance	(13.6)
Depreciation and Amortization	(14.8)
Taxes Other Than Income Taxes	(1.7)
Interest Income	(0.2)
Allowance for Equity Funds Used During Construction	1.9
Non-Service Cost Components of Net Periodic Benefit Cost	0.1
Interest Expense	1.2
Total Change in Expenses and Other	(27.1)

Income Tax Expense	(18.6)

Second Quarter of 2021	$66.3

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $21 million primarily due to the following:
•A $12 million increase in weather-normalized margins driven by increases in the commercial and industrial classes, partially offset by a decrease in the residential class.
•A $9 million increase due to rider revenues primarily in West Virginia. This increase was partially offset in other expense items below.
•Transmission Revenues increased $7 million primarily due to an increase in transmission investment. This increase was partially offset in Depreciation and Amortization expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $14 million primarily due to the following:
•A $13 million increase in PJM transmission expenses as a result of the annual transmission formula rate true-up. This increase was partially offset in Retail Margins above.
•A $3 million increase in recoverable PJM transmission expenses. This increase was partially offset in Retail Margins above.
•A $2 million increase in transmission vegetation management expenses.
These increases were partially offset by:
•A $6 million decrease in accretion expense due to the deferral of incremental Glen Lyn ash pond ARO expense.
•Depreciation and Amortization expenses increased $15 million primarily due to an increase in depreciation rates in Virginia and a higher depreciable base. This increase was partially offset in Transmission Revenues above.
•Income Tax Expense increased $19 million primarily due to a decrease in amortization of Excess ADIT. This increase was partially offset in Gross Margin above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Appalachian Power Company and Subsidiaries
Reconciliation of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
Net Income
(in millions)

Six Months Ended June 30, 2020	$196.6

Changes in Gross Margin:
Retail Margins	62.3
Margins from Off-system Sales	2.2
Transmission Revenues	14.2
Other Revenues	(0.8)
Total Change in Gross Margin	77.9

Changes in Expenses and Other:
Other Operation and Maintenance	(44.9)
Depreciation and Amortization	(28.4)
Taxes Other Than Income Taxes	(1.5)
Interest Income	(0.2)
Allowance for Equity Funds Used During Construction	3.0
Non-Service Cost Components of Net Periodic Benefit Cost	0.1
Interest Expense	(0.6)
Total Change in Expenses and Other	(72.5)

Income Tax Expense	(13.2)

Six Months Ended June 30, 2021	$188.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $62 million primarily due to the following:
•A $33 million increase in weather-related usage primarily driven by a 27% increase in heating degree days and 5% increase in cooling degree days.
•A $22 million increase due to rider revenue primarily in West Virginia. This increase was partially offset in other expense items below.
•Transmission Revenues increased $14 million primarily due to an increase in transmission investment. This increase was partially offset in Depreciation and Amortization expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $45 million primarily due to the following:
•A $23 million increase in distribution vegetation management expenses. This increase was partially offset in Retail Margins above.
•A $13 million increase in PJM transmission expenses as a result of the annual transmission formula rate true-up. This increase was partially offset in Retail Margins above.
•An $11 million increase in recoverable PJM transmission expenses. This increase was partially offset in Retail Margins above.
•A $5 million increase in transmission vegetation management expenses.
•A $5 million increase due to the current year amortization of regulatory assets related to the 2017-2019 Virginia triennial review which authorized regulatory recovery of previously retired coal-fired generation assets.

These increases were partially offset by:
•A $7 million decrease in distribution expenses related to storm restoration costs.
•A $4 million decrease in accretion expense primarily due to the deferral of incremental Glen Lyn ash pond ARO expense.
•Depreciation and Amortization expenses increased $28 million primarily due to an increase in depreciation rates in Virginia and a higher depreciable base. This increase was partially offset in Transmission Revenues above.
•Income Tax Expense increased $13 million primarily due to a decrease in amortization of Excess ADIT. This increase was partially offset in Gross Margin above.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$636.5	$604.0	$1,400.7	$1,301.0
Sales to AEP Affiliates	38.1	30.8	88.2	80.5
Other Revenues	2.4	2.7	5.1	5.4
TOTAL REVENUES	677.0	637.5	1,494.0	1,386.9

EXPENSES
Fuel and Other Consumables Used for Electric Generation	137.2	153.9	301.1	264.9
Purchased Electricity for Resale	75.9	50.4	166.0	173.0
Other Operation	118.7	108.8	269.1	242.8
Maintenance	50.1	46.4	115.3	96.7
Depreciation and Amortization	135.4	120.6	271.2	242.8
Taxes Other Than Income Taxes	39.2	37.5	76.9	75.4
TOTAL EXPENSES	556.5	517.6	1,199.6	1,095.6

OPERATING INCOME	120.5	119.9	294.4	291.3

Other Income (Expense):
Interest Income	0.3	0.5	0.6	0.8
Allowance for Equity Funds Used During Construction	4.3	2.4	7.8	4.8
Non-Service Cost Components of Net Periodic Benefit Cost	4.8	4.7	9.5	9.4
Interest Expense	(52.9)	(54.1)	(107.8)	(107.2)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	77.0	73.4	204.5	199.1

Income Tax Expense (Benefit)	10.7	(7.9)	15.7	2.5

NET INCOME	$66.3	$81.3	$188.8	$196.6

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$66.3	$81.3	$188.8	$196.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.2) for the Three Months Ended June 30, 2021 and 2020, Respectively, and $2.3 and $(1.3) for Six Months Ended June 30, 2021 and 2020, Respectively	(0.2)	(0.8)	8.8	(5.0)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.3) and $(0.2) for the Three Months Ended June 30, 2021 and 2020, Respectively, and $(0.6) and $(0.5) for the Six Months Ended June 30, 2021 and 2020, Respectively	(1.0)	(1.0)	(2.1)	(1.9)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1.2)	(1.8)	6.7	(6.9)

TOTAL COMPREHENSIVE INCOME	$65.1	$79.5	$195.5	$189.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2019	$260.4	$1,828.7	$2,078.3	$5.0	$4,172.4

Common Stock Dividends			(50.0)		(50.0)
Net Income			115.3		115.3
Other Comprehensive Loss				(5.1)	(5.1)
TOTAL COMMON SHAREHOLDER'S EQUITY -MARCH 31, 2020	260.4	1,828.7	2,143.6	(0.1)	4,232.6

Common Stock Dividends			(50.0)		(50.0)
Net Income			81.3		81.3
Other Comprehensive Loss				(1.8)	(1.8)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2020	$260.4	$1,828.7	$2,174.9	$(1.9)	$4,262.1

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2020	$260.4	$1,828.7	$2,248.0	$7.2	$4,344.3

Common Stock Dividends			(12.5)		(12.5)
Net Income			122.5		122.5
Other Comprehensive Income				7.9	7.9
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2021	260.4	1,828.7	2,358.0	15.1	4,462.2

Common Stock Dividends			(12.5)		(12.5)
Net Income			66.3		66.3
Other Comprehensive Loss				(1.2)	(1.2)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2021	$260.4	$1,828.7	$2,411.8	$13.9	$4,514.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(in millions)
(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$3.9	$5.8
Restricted Cash for Securitized Funding	19.1	16.9
Advances to Affiliates	91.7	21.4
Accounts Receivable:
Customers	149.7	142.8
Affiliated Companies	63.8	64.3
Accrued Unbilled Revenues	48.9	80.1
Miscellaneous	2.2	0.3
Allowance for Uncollectible Accounts	(2.3)	(3.1)
Total Accounts Receivable	262.3	284.4
Fuel	145.3	193.6
Materials and Supplies	102.5	99.6
Risk Management Assets	37.1	22.4
Regulatory Asset for Under-Recovered Fuel Costs	26.4	5.3
Prepayments and Other Current Assets	59.6	24.7
TOTAL CURRENT ASSETS	747.9	674.1

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,653.9	6,633.7
Transmission	4,004.8	3,900.5
Distribution	4,563.2	4,464.3
Other Property, Plant and Equipment	663.7	627.2
Construction Work in Progress	529.7	484.6
Total Property, Plant and Equipment	16,415.3	16,110.3
Accumulated Depreciation and Amortization	4,888.8	4,716.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	11,526.5	11,394.1

OTHER NONCURRENT ASSETS
Regulatory Assets	830.4	686.3
Securitized Assets	197.6	210.1
Employee Benefits and Pension Assets	154.5	150.1
Operating Lease Assets	74.0	78.8
Deferred Charges and Other Noncurrent Assets	115.8	121.7
TOTAL OTHER NONCURRENT ASSETS	1,372.3	1,247.0

TOTAL ASSETS	$13,646.7	$13,315.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2021 and December 31, 2020
(Unaudited)

	June 30,	December 31,
	2021	2020
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$18.6
Accounts Payable:
General	219.0	212.0
Affiliated Companies	81.4	97.1
Long-term Debt Due Within One Year – Nonaffiliated	380.4	518.3
Customer Deposits	72.0	77.8
Accrued Taxes	109.3	109.9
Accrued Interest	48.8	49.9
Obligations Under Operating Leases	15.1	14.9
Other Current Liabilities	108.8	119.2
TOTAL CURRENT LIABILITIES	1,034.8	1,217.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,569.4	4,315.8
Deferred Income Taxes	1,739.4	1,749.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,251.3	1,224.7
Asset Retirement Obligations	385.8	304.8
Employee Benefits and Pension Obligations	43.7	44.0
Obligations Under Operating Leases	59.5	64.4
Deferred Credits and Other Noncurrent Liabilities	48.0	49.6
TOTAL NONCURRENT LIABILITIES	8,097.1	7,753.2

TOTAL LIABILITIES	9,131.9	8,970.9

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,828.7	1,828.7
Retained Earnings	2,411.8	2,248.0
Accumulated Other Comprehensive Income (Loss)	13.9	7.2
TOTAL COMMON SHAREHOLDER’S EQUITY	4,514.8	4,344.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$13,646.7	$13,315.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net Income	$188.8	$196.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	271.2	242.8
Deferred Income Taxes	4.0	(11.8)
Allowance for Equity Funds Used During Construction	(7.8)	(4.8)
Mark-to-Market of Risk Management Contracts	(16.8)	1.5
Deferred Fuel Over/Under-Recovery, Net	(21.1)	30.9
Change in Other Noncurrent Assets	(70.2)	(11.1)
Change in Other Noncurrent Liabilities	12.5	(21.3)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	23.7	(37.3)
Fuel, Materials and Supplies	45.4	(2.2)
Accounts Payable	(3.9)	(69.6)
Accrued Taxes, Net	(26.6)	8.9
Other Current Assets	(8.8)	18.8
Other Current Liabilities	(23.0)	(29.7)
Net Cash Flows from Operating Activities	367.4	311.7

INVESTING ACTIVITIES
Construction Expenditures	(374.8)	(400.2)
Change in Advances to Affiliates, Net	(70.3)	(60.2)
Other Investing Activities	11.1	3.9
Net Cash Flows Used for Investing Activities	(434.0)	(456.5)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	494.0	492.2
Change in Advances from Affiliates, Net	(18.6)	(236.7)
Retirement of Long-term Debt – Nonaffiliated	(380.0)	(12.2)
Principal Payments for Finance Lease Obligations	(3.9)	(3.6)
Dividends Paid on Common Stock	(25.0)	(100.0)
Other Financing Activities	0.4	0.1
Net Cash Flows from Financing Activities	66.9	139.8

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	0.3	(5.0)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	22.7	26.8
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$23.0	$21.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$104.7	$101.8
Net Cash Paid for Income Taxes	35.8	7.4
Noncash Acquisitions Under Finance Leases	0.9	2.2
Construction Expenditures Included in Current Liabilities as of June 30,	98.0	97.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions of KWhs)
Retail:
Residential	1,181	1,244	2,713	2,699
Commercial	1,136	1,021	2,214	2,143
Industrial	1,887	1,630	3,689	3,475
Miscellaneous	12	15	29	33
Total Retail	4,216	3,910	8,645	8,350

Wholesale	1,500	2,323	3,445	4,016

Total KWhs	5,716	6,233	12,090	12,366

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in degree days)
Actual – Heating (a)	285	343	2,341	2,179
Normal – Heating (b)	238	237	2,408	2,419

Actual – Cooling (c)	325	286	325	286
Normal – Cooling (b)	266	263	267	265

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2021 Compared to Second Quarter of 2020

Indiana Michigan Power Company and Subsidiaries
Reconciliation of Second Quarter of 2020 to Second Quarter of 2021
Net Income
(in millions)

Second Quarter of 2020	$63.8

Changes in Gross Margin:
Retail Margins	28.8
Margins from Off-system Sales	0.1
Transmission Revenues	(4.4)
Other Revenues	(2.1)
Total Change in Gross Margin	22.4

Changes in Expenses and Other:
Other Operation and Maintenance	(30.9)
Depreciation and Amortization	(3.7)
Taxes Other Than Income Taxes	(4.1)
Other Income	0.3
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	(1.0)
Total Change in Expenses and Other	(39.5)

Income Tax Expense	10.5

Second Quarter of 2021	$57.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $29 million primarily due to the following:
•A $36 million increase due to wholesale true-up, increase in rider revenues and the Indiana base rate case. This increase was partially offset in other expense items below.
•A $3 million decrease in fuel related expenses due to timing of recovery related to wholesale contracts.
These increases were partially offset by:
•A $10 million decrease in weather-normalized retail margins.
•A $7 million decrease in weather-normalized wholesale margins, including the loss of a significant wholesale contract.
•Transmission Revenues decreased $4 million primarily due to the annual transmission formula rate true-up.

Expenses and Other and Income Taxes Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $31 million primarily due to the following:
•A $17 million increase in transmission expenses primarily due to an $11 million increase in vegetation management expenses and a $6 million increase as a result of the annual transmission formula rate true up.
•A $9 million increase in recoverable PJM expenses. This increase was partially offset in Retail Margins above.
•A $6 million increase in distribution expenses primarily due to an increase in vegetation management expenses.
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
•Taxes Other Than Income Taxes increased $4 million primarily due to property taxes driven by an increase in utility plant and higher tax rates.
•Income Tax Expense decreased $11 million primarily due to a decrease in pretax book income, an increase in flow through tax benefits and a decrease in state tax expense.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Indiana Michigan Power Company and Subsidiaries
Reconciliation of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
Net Income
(in millions)

Six Months Ended June 30, 2020	$156.1

Changes in Gross Margin:
Retail Margins	26.2
Margins from Off-system Sales	(0.2)
Transmission Revenues	(5.0)
Other Revenues	(0.1)
Total Change in Gross Margin	20.9

Changes in Expenses and Other:
Other Operation and Maintenance	(40.7)
Depreciation and Amortization	(19.0)
Taxes Other Than Income Taxes	(3.9)
Other Income	0.8
Non-Service Cost Components of Net Periodic Benefit Cost	(0.2)
Interest Expense	2.4
Total Change in Expenses and Other	(60.6)

Income Tax Expense	11.6

Six Months Ended June 30, 2021	$128.0

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $26 million primarily due to the following:
•A $48 million increase due to wholesale true-up, Indiana and Michigan base rate cases and increases in rider revenues. This increase was partially offset in other expense items below.
•A $10 million increase in weather-related usage primarily due to a 12% increase in heating degree days and a 14% increase in cooling degree days.
•A $3 million decrease in fuel related expenses due to timing of recovery related to wholesale contracts.
These increases were partially offset by:
•A $23 million decrease in weather-normalized wholesale margins, including the loss of a significant wholesale contract.
•A $17 million decrease in weather-normalized retail margins.
•Transmission Revenues decreased $5 million primarily due to the annual transmission formula rate true-up.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $41 million primarily due to the following:
•An $18 million increase in recoverable PJM expenses. This increase was partially offset in Retail Margins above.
•A $17 million increase in transmission expenses primarily due to an $11 million increase in vegetation management expenses and a $6 million increase as a result of the annual transmission formula rate true-up.
•A $6 million increase in employee-related expenses.
•A $6 million increase in distribution expenses primarily due to an increase in vegetation management expenses.
•A $4 million increase due to a decreased Nuclear Electric Insurance Limited distribution in 2021.
These increases were partially offset by:
•A $10 million decrease in customer service and information expenses primarily due to an Indiana order to refund an over collection of Demand Side Management expenses. This decrease was offset in Retail Margins above.
•A $6 million decrease in Cook Plant refueling outage expenses.
•Depreciation and Amortization expenses increased $19 million primarily due to a higher depreciable base and an increase in depreciation rates. This increase was partially offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $4 million primarily due to property taxes driven by an increase in utility plant and higher tax rates.
•Income Tax Expense decreased $12 million primarily due to a decrease in pretax book income and a decrease in state tax expense.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$569.2	$524.9	$1,116.9	$1,078.3
Sales to AEP Affiliates	0.7	4.9	1.5	7.8
Other Revenues – Affiliated	12.2	15.8	26.5	28.3
Other Revenues – Nonaffiliated	1.7	1.0	3.4	2.5
TOTAL REVENUES	583.8	546.6	1,148.3	1,116.9

EXPENSES
Fuel and Other Consumables Used for Electric Generation	49.9	48.4	86.2	101.6
Purchased Electricity for Resale	39.7	40.5	87.0	90.6
Purchased Electricity from AEP Affiliates	57.8	43.7	109.4	79.9
Other Operation	160.3	149.5	314.9	294.2
Maintenance	64.4	44.3	113.4	93.4
Depreciation and Amortization	108.9	105.2	218.1	199.1
Taxes Other Than Income Taxes	29.8	25.7	56.0	52.1
TOTAL EXPENSES	510.8	457.3	985.0	910.9

OPERATING INCOME	73.0	89.3	163.3	206.0

Other Income (Expense):
Other Income	3.4	3.1	6.4	5.6
Non-Service Cost Components of Net Periodic Benefit Cost	4.1	4.2	8.2	8.4
Interest Expense	(29.1)	(28.1)	(56.4)	(58.8)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	51.4	68.5	121.5	161.2

Income Tax Expense (Benefit)	(5.8)	4.7	(6.5)	5.1

NET INCOME	$57.2	$63.8	$128.0	$156.1

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$57.2	$63.8	$128.0	$156.1

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 for the Three Months Ended June 30, 2021 and 2020, Respectively, and $0.2 and $0.2 for the Six Months Ended June 30, 2021 and 2020, Respectively	0.4	0.4	0.9	0.8
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2021 and 2020, Respectively, and $0 and $0 for the Six Months Ended June 30, 2021 and 2020, Respectively	(0.1)	—	(0.1)	—

TOTAL OTHER COMPREHENSIVE INCOME	0.3	0.4	0.8	0.8

TOTAL COMPREHENSIVE INCOME	$57.5	$64.2	$128.8	$156.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2019	$56.6	$980.9	$1,518.5	$(11.6)	$2,544.4

Common Stock Dividends			(21.3)		(21.3)
ASU 2016-13 Adoption			0.4		0.4
Net Income			92.3		92.3
Other Comprehensive Income				0.4	0.4
TOTAL COMMON SHAREHOLDER'S EQUITY -MARCH 31, 2020	56.6	980.9	1,589.9	(11.2)	2,616.2

Common Stock Dividends			(21.2)		(21.2)
Net Income			63.8		63.8
Other Comprehensive Income				0.4	0.4
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2020	$56.6	$980.9	$1,632.5	$(10.8)	$2,659.2

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2020	$56.6	$980.9	$1,718.7	$(7.0)	$2,749.2

Common Stock Dividends			(25.0)		(25.0)
Net Income			70.8		70.8
Other Comprehensive Income				0.5	0.5
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2021	56.6	980.9	1,764.5	(6.5)	2,795.5

Common Stock Dividends			(75.0)		(75.0)
Net Income			57.2		57.2
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2021	$56.6	$980.9	$1,746.7	$(6.2)	$2,778.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(in millions)
(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$2.5	$3.3
Advances to Affiliates	99.9	13.3
Accounts Receivable:
Customers	50.7	44.0
Affiliated Companies	43.5	51.3
Accrued Unbilled Revenues	2.5	—
Miscellaneous	1.9	2.0
Allowance for Uncollectible Accounts	(0.2)	(0.3)
Total Accounts Receivable	98.4	97.0
Fuel	63.8	86.0
Materials and Supplies	171.0	175.8
Risk Management Assets	7.7	3.6
Accrued Tax Benefits	6.6	10.3
Regulatory Asset for Under-Recovered Fuel Costs	5.6	5.4
Prepayments and Other Current Assets	20.8	24.1
TOTAL CURRENT ASSETS	476.3	418.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,324.7	5,264.7
Transmission	1,727.0	1,696.4
Distribution	2,680.8	2,594.6
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	699.4	686.7
Construction Work in Progress	368.4	362.4
Total Property, Plant and Equipment	10,800.3	10,604.8
Accumulated Depreciation, Depletion and Amortization	3,726.9	3,552.5
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,073.4	7,052.3

OTHER NONCURRENT ASSETS
Regulatory Assets	433.1	404.8
Spent Nuclear Fuel and Decommissioning Trusts	3,612.4	3,306.7
Operating Lease Assets	175.9	218.1
Deferred Charges and Other Noncurrent Assets	226.5	237.6
TOTAL OTHER NONCURRENT ASSETS	4,447.9	4,167.2

TOTAL ASSETS	$11,997.6	$11,638.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2021 and December 31, 2020
(dollars in millions)
(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT LIABILITIES
Advances from Affiliates	$—	$103.0
Accounts Payable:
General	143.3	153.2
Affiliated Companies	74.2	80.5
Long-term Debt Due Within One Year – Nonaffiliated (June 30, 2021 and December 31, 2020 Amounts Include $60.9 and $75.7, Respectively, Related to DCC Fuel)	140.2	369.6
Risk Management Liabilities	1.1	0.1
Customer Deposits	39.9	41.7
Accrued Taxes	93.5	102.5
Accrued Interest	37.7	35.6
Obligations Under Operating Leases	86.5	85.6
Regulatory Liability for Over-Recovered Fuel Costs	15.2	20.8
Other Current Liabilities	88.6	111.9
TOTAL CURRENT LIABILITIES	720.2	1,104.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,114.8	2,660.3
Deferred Income Taxes	1,093.4	1,064.4
Regulatory Liabilities and Deferred Investment Tax Credits	2,251.4	2,041.9
Asset Retirement Obligations	1,849.3	1,812.9
Obligations Under Operating Leases	91.9	135.9
Deferred Credits and Other Noncurrent Liabilities	98.6	69.2
TOTAL NONCURRENT LIABILITIES	8,499.4	7,784.6

TOTAL LIABILITIES	9,219.6	8,889.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	980.9	980.9
Retained Earnings	1,746.7	1,718.7
Accumulated Other Comprehensive Income (Loss)	(6.2)	(7.0)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,778.0	2,749.2

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$11,997.6	$11,638.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net Income	$128.0	$156.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	218.1	199.1
Rockport Plant, Unit 2 Operating Lease Amortization	33.9	34.6
Deferred Income Taxes	(8.2)	(47.1)
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	(14.3)	28.4
Allowance for Equity Funds Used During Construction	(7.0)	(4.8)
Mark-to-Market of Risk Management Contracts	(3.1)	3.2
Amortization of Nuclear Fuel	40.4	45.6
Deferred Fuel Over/Under-Recovery, Net	(5.7)	26.9
Change in Other Noncurrent Assets	11.7	16.1
Change in Other Noncurrent Liabilities	26.2	33.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(0.4)	(18.1)
Fuel, Materials and Supplies	27.1	(26.9)
Accounts Payable	16.4	(33.7)
Accrued Taxes, Net	(5.3)	2.7
Rockport Plant, Unit 2 Operating Lease Payments	(36.9)	(36.9)
Other Current Assets	2.0	9.7
Other Current Liabilities	(29.1)	(44.5)
Net Cash Flows from Operating Activities	393.8	343.6

INVESTING ACTIVITIES
Construction Expenditures	(241.0)	(267.6)
Change in Advances to Affiliates, Net	(86.6)	(0.1)
Purchases of Investment Securities	(1,149.7)	(971.4)
Sales of Investment Securities	1,122.7	940.5
Acquisitions of Nuclear Fuel	(63.0)	(37.7)
Other Investing Activities	4.5	6.2
Net Cash Flows Used for Investing Activities	(413.1)	(330.1)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	507.0	—
Change in Advances from Affiliates, Net	(103.0)	79.7
Retirement of Long-term Debt – Nonaffiliated	(282.7)	(47.6)
Principal Payments for Finance Lease Obligations	(3.3)	(3.3)
Dividends Paid on Common Stock	(100.0)	(42.5)
Other Financing Activities	0.5	0.2
Net Cash Flows from (Used for) Financing Activities	18.5	(13.5)

Net Decrease in Cash and Cash Equivalents	(0.8)	—
Cash and Cash Equivalents at Beginning of Period	3.3	2.0
Cash and Cash Equivalents at End of Period	$2.5	$2.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$52.1	$55.6
Net Cash Paid for Income Taxes	4.1	48.0
Noncash Acquisitions Under Finance Leases	2.8	1.6
Construction Expenditures Included in Current Liabilities as of June 30,	59.9	69.9
Acquisition of Nuclear Fuel Included in Current Liabilities as of June 30,	—	22.3
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	0.2	2.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions of KWhs)
Retail:
Residential	3,059	3,141	7,165	6,975
Commercial	3,668	3,157	7,170	6,673
Industrial	3,735	2,932	7,136	6,475
Miscellaneous	26	30	55	60
Total Retail (a)	10,488	9,260	21,526	20,183

Wholesale (b)	445	455	1,048	845

Total KWhs	10,933	9,715	22,574	21,028

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in degree days)
Actual – Heating (a)	215	292	1,992	1,765
Normal – Heating (b)	183	182	2,066	2,080

Actual – Cooling (c)	361	314	361	317
Normal – Cooling (b)	304	301	307	304
(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2021 Compared to Second Quarter of 2020

Ohio Power Company and Subsidiaries
Reconciliation of Second Quarter of 2020 to Second Quarter of 2021
Net Income
(in millions)

Second Quarter of 2020	$80.9

Changes in Gross Margin:
Retail Margins	45.8
Margins from Off-system Sales	(13.3)
Transmission Revenues	0.5
Other Revenues	7.7
Total Change in Gross Margin	40.7

Changes in Expenses and Other:
Other Operation and Maintenance	(18.1)
Depreciation and Amortization	(16.8)
Taxes Other Than Income Taxes	(10.9)
Interest Income	(0.1)
Carrying Costs Income	(0.1)
Allowance for Equity Funds Used During Construction	0.1
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	(1.6)
Total Change in Expenses and Other	(47.6)

Income Tax Expense	—

Second Quarter of 2021	$74.0

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $46 million primarily due to the following:
•A $30 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $19 million increase in usage primarily from the commercial and residential classes of $11 million and $6 million, respectively.
•A $12 million increase in rider revenues associated with the DIR. This increase was partially offset in other expense items below.
•An $8 million increase due to a PUCO order to refund unused 2018 major storm reserve collections to customers in the prior period. This decrease was offset in Other Operation and Maintenance expenses below.
•A $7 million increase in the Legacy Generation Resource Rider (LGRR). This increase was offset in Margins from Off-system Sales and Other Revenues below.
•A $5 million increase in revenues associated with a vegetation management rider. This increase was partially offset in Other Operation and Maintenance expenses below.
These increases were partially offset by:
•A $19 million decrease due to the ending of the Energy Efficiency and Peak Demand Rider in December 2020. This decrease was partially offset in Other Operation and Maintenance expenses below.
•An $11 million decrease in revenues associated with the Universal Service Fund (USF). This decrease was offset in Other Operation and Maintenance expenses below.
•Margins from Off-system Sales decreased $13 million primarily due to unfavorable deferrals of OVEC costs. This decrease was offset in Retail Margins above and Other Revenues below.

•Other Revenues increased $8 million primarily due to third-party LGRR revenue related to the recovery of OVEC costs. This increase was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $18 million primarily due to the following:
•A $26 million increase in recoverable PJM expense. This increase was partially offset in Retail Margins above.
•A $9 million increase in PJM expenses primarily related to the annual formula rate true-up.
•An $8 million increase in distribution maintenance expenses related to the annual major storm reserve true-up. This increase was offset in retail margins.
•A $5 million increase in recoverable distribution expenses primarily related to vegetation management. This increase was offset in Retail Margins above.
These increases were partially offset by:
•An $11 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset in Retail Margins above.
•A $9 million decrease in energy efficiency/demand side management expenses. This decrease was partially offset within Retail Margins above.
•A $7 million decrease in factored customer accounts receivable expenses primarily due to bad debt expenses and a current year adjustment to allowance for doubtful accounts.
•Depreciation and Amortization expenses increased $17 million primarily due to the following:
•A $6 million increase in recoverable DIR depreciable expense. This increase was partially offset in Retail Margins above.
•A $5 million increase in amortization of plant primarily related to capitalized software.
•A $3 million increase in depreciation expense due to a higher depreciable base of transmission and distribution assets.
•Taxes Other Than Income Taxes increased $11 million primarily due to property taxes driven by additional investments in transmission and distribution assets and higher tax rates.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Ohio Power Company and Subsidiaries
Reconciliation of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
Net Income
(in millions)

Six Months Ended June 30, 2020	$156.0

Changes in Gross Margin:
Retail Margins	76.9
Margins from Off-system Sales	(27.3)
Transmission Revenues	(2.3)
Other Revenues	13.1
Total Change in Gross Margin	60.4

Changes in Expenses and Other:
Other Operation and Maintenance	(32.5)
Depreciation and Amortization	(21.4)
Taxes Other Than Income Taxes	(20.2)
Interest Income	(0.1)
Allowance for Equity Funds Used During Construction	0.9
Non-Service Cost Components of Net Periodic Benefit Cost	(0.2)
Interest Expense	(4.3)
Total Change in Expenses and Other	(77.8)

Income Tax Expense	3.6

Six Months Ended June 30, 2021	$142.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $77 million primarily due to the following:
•An $88 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $19 million increase in usage from the commercial and residential classes of $11 million and $8 million, respectively.
•A $17 million increase in rider revenues associated with the DIR. This increase was partially offset in other expense items below.
•A $15 million increase in the LGRR. This increase was offset in Margins from Off-system Sales and Other Revenues below.
•A $10 million increase in revenues associated with a vegetation management rider. This increase was partially offset in Other Operation and Maintenance expenses below.
•An $8 million increase due to a PUCO order to refund unused 2018 major storm reserve collections to customers in the prior period. This increase was offset in Other Operation and Maintenance expenses below.
These increases were partially offset by:
•A $46 million decrease due to the ending of the Energy Efficiency and Peak Demand Rider in December 2020. This decrease was partially offset in Other Operation and Maintenance expenses below.
•A $27 million decrease in revenues associated with the USF. This decrease was offset in Other Operation and Maintenance expenses below.
•Margins from Off-system Sales decreased $27 million primarily due to unfavorable deferrals of OVEC costs. This decrease was offset in Retail Margins above and Other Revenues below.
•Other Revenues increased $13 million primarily due to third-party LGRR revenue related to the recovery of OVEC costs. This increase was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $33 million primarily due to the following:
•A $78 million increase in recoverable PJM expense. This increase was partially offset in Retail Margins above.
•A $10 million increase in recoverable distribution expenses related to vegetation management. This increase was offset in Retail Margins above.
•A $9 million increase in PJM expenses primarily related to the annual formula rate true-up.
•An $8 million increase in distribution maintenance expenses related to the annual major storm reserve true-up. This increase was offset in retail margins.
These increases were partially offset by:
•A $30 million decrease in energy efficiency/demand side management expenses. This decrease was partially offset within Retail Margins above.
•A $27 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset in Retail Margins above.
•A $14 million decrease in factored customer accounts receivable expenses primarily due to bad debt expenses and a current year adjustment to allowance for doubtful accounts.
•Depreciation and Amortization expenses increased $21 million primarily due to the following:
•An $8 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.
•A $6 million increase in recoverable DIR depreciation expense. This increase was partially offset in Retail Margins above.
•A $6 million increase in amortization of plant primarily related to capitalized software.
•Taxes Other Than Income Taxes increased $20 million primarily due to property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Interest Expense increased $4 million primarily due to higher long-term debt balances.
•Income Tax Expense decreased $4 million due to a decrease in pretax book income.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Electricity, Transmission and Distribution	$690.1	$621.8	$1,406.8	$1,301.0
Sales to AEP Affiliates	12.8	16.3	17.6	24.7
Other Revenues	2.0	2.3	4.4	5.0
TOTAL REVENUES	704.9	640.4	1,428.8	1,330.7

EXPENSES
Purchased Electricity for Resale	153.6	113.9	328.9	263.0
Purchased Electricity from AEP Affiliates	14.4	30.3	44.5	72.7
Other Operation	193.2	186.6	377.8	363.9
Maintenance	38.4	26.9	77.1	58.5
Depreciation and Amortization	76.6	59.8	151.7	130.3
Taxes Other Than Income Taxes	118.9	108.0	240.2	220.0
TOTAL EXPENSES	595.1	525.5	1,220.2	1,108.4

OPERATING INCOME	109.8	114.9	208.6	222.3

Other Income (Expense):
Interest Income	0.1	0.2	0.3	0.4
Carrying Costs Income	0.5	0.6	1.0	1.0
Allowance for Equity Funds Used During Construction	2.9	2.8	5.6	4.7
Non-Service Cost Components of Net Periodic Benefit Cost	3.6	3.7	7.3	7.5
Interest Expense	(31.7)	(30.1)	(63.3)	(59.0)

INCOME BEFORE INCOME TAX EXPENSE	85.2	92.1	159.5	176.9

Income Tax Expense	11.2	11.2	17.3	20.9

NET INCOME	$74.0	$80.9	$142.2	$156.0

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$74.0	$80.9	$142.2	$156.0

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2021 and 2020, Respectively, and $0 and $0 for the Six Months Ended June 30, 2021 and 2020, Respectively	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$74.0	$80.9	$142.2	$156.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	$321.2	$838.8	$1,348.5	$—	$2,508.5

Common Stock Dividends			(21.9)		(21.9)
ASU 2016-13 Adoption			0.3		0.3
Net Income			75.1		75.1
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2020	321.2	838.8	1,402.0	—	2,562.0

Common Stock Dividends			(21.9)		(21.9)
Net Income			80.9		80.9
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2020	$321.2	$838.8	$1,461.0	$—	$2,621.0

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$321.2	$838.8	$1,532.7	$—	$2,692.7

Common Stock Dividends			(21.9)		(21.9)
Net Income			68.2		68.2
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	321.2	838.8	1,579.0	—	2,739.0

Common Stock Dividends			(21.9)		(21.9)
Net Income			74.0		74.0
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2021	$321.2	$838.8	$1,631.1	$—	$2,791.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(in millions)
(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$5.8	$7.4
Accounts Receivable:
Customers	86.1	50.0
Affiliated Companies	74.7	65.1
Accrued Unbilled Revenues	16.4	14.8
Miscellaneous	7.1	3.9
Allowance for Uncollectible Accounts	(0.7)	(0.6)
Total Accounts Receivable	183.6	133.2
Materials and Supplies	68.8	66.9
Renewable Energy Credits	31.7	29.5
Prepayments and Other Current Assets	23.7	19.3
TOTAL CURRENT ASSETS	313.6	256.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	2,901.5	2,831.9
Distribution	5,889.8	5,708.3
Other Property, Plant and Equipment	959.8	899.6
Construction Work in Progress	341.1	362.3
Total Property, Plant and Equipment	10,092.2	9,802.1
Accumulated Depreciation and Amortization	2,416.0	2,350.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,676.2	7,452.1

OTHER NONCURRENT ASSETS
Regulatory Assets	399.7	385.8
Operating Lease Assets	86.6	92.0
Deferred Charges and Other Noncurrent Assets	383.9	524.2
TOTAL OTHER NONCURRENT ASSETS	870.2	1,002.0

TOTAL ASSETS	$8,860.0	$8,710.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2021 and December 31, 2020
(Unaudited)

	June 30,	December 31,
	2021	2020
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$56.3	$259.2
Accounts Payable:
General	186.9	181.0
Affiliated Companies	95.6	118.4
Long-term Debt Due Within One Year – Nonaffiliated	500.1	500.1
Risk Management Liabilities	7.3	8.7
Customer Deposits	76.7	55.1
Accrued Taxes	413.9	631.0
Obligations Under Operating Leases	13.1	13.1
Other Current Liabilities	131.0	139.6
TOTAL CURRENT LIABILITIES	1,480.9	1,906.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,376.7	1,930.1
Long-term Risk Management Liabilities	98.2	101.6
Deferred Income Taxes	994.5	955.1
Regulatory Liabilities and Deferred Investment Tax Credits	999.3	1,005.2
Obligations Under Operating Leases	74.1	79.5
Deferred Credits and Other Noncurrent Liabilities	45.2	40.0
TOTAL NONCURRENT LIABILITIES	4,588.0	4,111.5

TOTAL LIABILITIES	6,068.9	6,017.7

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock –No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	838.8	838.8
Retained Earnings	1,631.1	1,532.7
TOTAL COMMON SHAREHOLDER’S EQUITY	2,791.1	2,692.7

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$8,860.0	$8,710.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net Income	$142.2	$156.0
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	151.7	130.3
Deferred Income Taxes	21.5	21.6
Allowance for Equity Funds Used During Construction	(5.6)	(4.7)
Mark-to-Market of Risk Management Contracts	(4.8)	13.9
Property Taxes	154.2	151.4
Change in Other Noncurrent Assets	(45.8)	(103.2)
Change in Other Noncurrent Liabilities	7.2	(45.4)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(47.9)	(14.1)
Materials and Supplies	(3.0)	(16.8)
Accounts Payable	(13.6)	(23.1)
Accrued Taxes, Net	(222.8)	(150.8)
Other Current Assets	0.8	3.1
Other Current Liabilities	13.9	(25.7)
Net Cash Flows from Operating Activities	148.0	92.5

INVESTING ACTIVITIES
Construction Expenditures	(353.3)	(416.7)
Other Investing Activities	6.6	10.3
Net Cash Flows Used for Investing Activities	(346.7)	(406.4)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	445.8	347.0
Change in Advances from Affiliates, Net	(202.9)	12.1
Retirement of Long-term Debt – Nonaffiliated	(0.1)	—
Principal Payments for Finance Lease Obligations	(2.4)	(2.4)
Dividends Paid on Common Stock	(43.8)	(43.8)
Other Financing Activities	0.5	0.6
Net Cash Flows from Financing Activities	197.1	313.5

Net Decrease in Cash and Cash Equivalents	(1.6)	(0.4)
Cash and Cash Equivalents at Beginning of Period	7.4	3.7
Cash and Cash Equivalents at End of Period	$5.8	$3.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$58.4	$54.1
Net Cash Paid for Income Taxes	1.3	2.4
Noncash Acquisitions Under Finance Leases	0.9	4.9
Construction Expenditures Included in Current Liabilities as of June 30,	70.9	74.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions of KWhs)
Retail:
Residential	1,312	1,457	2,889	2,819
Commercial	1,255	1,136	2,305	2,191
Industrial	1,513	1,401	2,817	2,838
Miscellaneous	310	293	580	565
Total Retail	4,390	4,287	8,591	8,413

Wholesale	121	78	188	131

Total KWhs	4,511	4,365	8,779	8,544

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in degree days)
Actual – Heating (a)	45	74	1,195	873
Normal – Heating (b)	44	43	1,077	1,077

Actual – Cooling (c)	577	672	584	705
Normal – Cooling (b)	658	659	675	676

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2021 Compared to Second Quarter of 2020

Public Service Company of Oklahoma
Reconciliation of Second Quarter of 2020 to Second Quarter of 2021
Net Income
(in millions)

Second Quarter of 2020	$46.4

Changes in Gross Margin:
Retail Margins (a)	13.1
Margins from Off-system Sales	(0.2)
Transmission Revenues	2.2
Other Revenues	(5.8)
Total Change in Gross Margin	9.3

Changes in Expenses and Other:
Other Operation and Maintenance	(9.6)
Depreciation and Amortization	(5.2)
Taxes Other Than Income Taxes	(0.1)
Interest Income	1.6
Allowance for Equity Funds Used During Construction	(0.3)
Non-Service Cost Components of Net Periodic Benefit Cost	0.1
Interest Expense	1.4
Total Change in Expenses and Other	(12.1)

Income Tax Expense	2.5

Second Quarter of 2021	$46.1

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $13 million primarily due to the following:
•A $17 million increase in revenue from rate riders. This increase was partially offset in other expense items below.
•A $5 million increase in weather-normalized retail margins.
These increases were partially offset by:
•A $6 million decrease in weather-related usage primarily due to a 14% decrease in cooling degree days and a 39% decrease in heating degree days.
•A $3 million increase in fuel expense due to production tax credits passed back to customers. This increase is offset in Income Tax Expense.
•Other Revenues decreased $6 million primarily due to business development revenue. This decrease was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $10 million primarily due to the following:
•A $10 million increase in transmission expenses primarily due to a $6 million increase as a result of the annual transmission formula rate true-up and a $4 million increase in recoverable SPP expense. These increases were partially offset in Retail Margins above.
•A $4 million increase due to the prior year capitalization of previously expensed North Central Wind Energy Facilities costs.

These increases were partially offset by:
•A $4 million decrease in business development expenses. This decrease was partially offset in Other Revenues above.
•A $3 million decrease in distribution expenses primarily due to a decrease in overhead line maintenance.
•Depreciation and Amortization increased $5 million primarily due to a higher depreciable base and the timing of refunds to customers under rate rider mechanisms.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Public Service Company of Oklahoma
Reconciliation of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
Net Income
(in millions)

Six Months Ended June 30, 2020	$36.1

Changes in Gross Margin:
Retail Margins (a)	17.2
Margin from Off-system Sales	(0.3)
Transmission Revenues	3.2
Other Revenues	(5.6)
Total Change in Gross Margin	14.5

Changes in Expenses and Other:
Other Operation and Maintenance	(1.5)
Depreciation and Amortization	(10.4)
Taxes Other Than Income Taxes	(1.3)
Interest Income	1.6
Allowance for Equity Funds Used During Construction	(0.9)
Non-Service Cost Components of Net Periodic Benefit Cost	0.1
Interest Expense	2.8
Total Change in Expenses and Other	(9.6)

Income Tax Expense	2.4

Six Months Ended June 30, 2021	$43.4
(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $17 million primarily due to the following:
•A $19 million increase in revenue from rate riders. This increase was partially offset in other expense items below.
•A $4 million increase in weather-normalized retail margins.
These increases were partially offset by:
•A $3 million decrease in weather-related usage primarily due to a 17% decrease in cooling degree days partially offset by a 37% increase in heating degree days.
•A $3 million increase in fuel expense due to production tax credits passed back to customers. This increase is offset in Income Tax Expense.
•Transmission Revenues increased $3 million primarily due to the annual transmission formula rate true-up.
•Other Revenues decreased $6 million primarily due to business development revenue. This decrease was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $2 million primarily due to the following:
•A $9 million increase in transmission expenses primarily due to a $6 million increase as a result of the annual transmission formula rate true-up and a $3 million increase in recoverable SPP expense. These increases were partially offset in Retail Margins above.
•A $3 million increase due to the prior year capitalization of previously expensed North Central Wind Energy Facilities costs.

These increases were partially offset by:
•An $8 million decrease in distribution expenses primarily due to a decrease in overhead line maintenance.
•A $4 million decrease in business development expenses. This decrease was partially offset in Other Revenues above.
•Depreciation and Amortization expenses increased $10 million primarily due to a higher depreciable base and the timing of refunds to customers under rate rider mechanisms.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$342.5	$301.1	$636.1	$596.5
Sales to AEP Affiliates	1.1	1.3	2.1	2.4
Other Revenues	0.9	6.2	2.4	7.0
TOTAL REVENUES	344.5	308.6	640.6	605.9

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	124.0	97.4	244.9	224.7
Other Operation	81.3	69.6	160.4	156.8
Maintenance	22.5	24.6	46.9	49.0
Depreciation and Amortization	50.2	45.0	100.1	89.7
Taxes Other Than Income Taxes	12.5	12.4	25.0	23.7
TOTAL EXPENSES	290.5	249.0	577.3	543.9

OPERATING INCOME	54.0	59.6	63.3	62.0

Other Income (Expense):
Interest Income	1.6	—	1.7	0.1
Allowance for Equity Funds Used During Construction	0.6	0.9	1.0	1.9
Non-Service Cost Components of Net Periodic Benefit Cost	2.2	2.1	4.3	4.2
Interest Expense	(14.1)	(15.5)	(28.5)	(31.3)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	44.3	47.1	41.8	36.9

Income Tax Expense (Benefit)	(1.8)	0.7	(1.6)	0.8

NET INCOME	$46.1	$46.4	$43.4	$36.1

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$46.1	$46.4	$43.4	$36.1

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $(0.1) for the Three Months Ended June 30, 2021 and 2020, Respectively, and $0 and $(0.2) for the Six Months Ended June 30, 2021 and 2020, Respectively.	—	(0.3)	(0.1)	(0.5)

TOTAL COMPREHENSIVE INCOME	$46.1	$46.1	$43.3	$35.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	$157.2	$364.0	$851.0	$1.1	$1,373.3

ASU 2016-13 Adoption			0.3		0.3
Net Loss			(10.3)		(10.3)
Other Comprehensive Loss				(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2020	157.2	364.0	841.0	0.9	1,363.1

Net Income			46.4		46.4
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2020	$157.2	$364.0	$887.4	$0.6	$1,409.2

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$157.2	$414.0	$974.3	$0.1	$1,545.6

Capital Contribution from Parent		425.0			425.0
Net Loss			(2.7)		(2.7)
Other Comprehensive Loss				(0.1)	(0.1)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	157.2	839.0	971.6	—	1,967.8

Capital Contribution from Parent		200.0			200.0
Common Stock Dividends			(10.0)		(10.0)
Net Income			46.1		46.1
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2021	$157.2	$1,039.0	$1,007.7	$—	$2,203.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(in millions)
(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$2.6	$2.6
Accounts Receivable:
Customers	38.6	30.8
Affiliated Companies	31.9	15.6
Miscellaneous	—	2.0
Total Accounts Receivable	70.5	48.4
Fuel	10.6	17.9
Materials and Supplies	52.8	54.0
Risk Management Assets	23.0	10.3
Accrued Tax Benefits	0.2	10.9
Regulatory Asset for Under-Recovered Fuel Costs	84.8	30.1
Prepayments and Other Current Assets	11.5	7.1
TOTAL CURRENT ASSETS	256.0	181.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,609.3	1,480.7
Transmission	1,088.1	1,069.9
Distribution	2,927.2	2,853.0
Other Property, Plant and Equipment	420.2	393.3
Construction Work in Progress	106.9	128.7
Total Property, Plant and Equipment	6,151.7	5,925.6
Accumulated Depreciation and Amortization	1,653.2	1,605.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	4,498.5	4,320.0

OTHER NONCURRENT ASSETS
Regulatory Assets	1,054.0	375.0
Employee Benefits and Pension Assets	66.1	65.8
Operating Lease Assets	54.1	42.6
Deferred Charges and Other Noncurrent Assets	29.7	6.0
TOTAL OTHER NONCURRENT ASSETS	1,203.9	489.4

TOTAL ASSETS	$5,958.4	$4,990.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2021 and December 31, 2020
(Unaudited)

	June 30,	December 31,
	2021	2020
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$135.1	$155.4
Accounts Payable:
General	117.1	107.0
Affiliated Companies	41.6	43.4
Long-term Debt Due Within One Year – Nonaffiliated	0.5	0.5
Customer Deposits	54.1	54.8
Accrued Taxes	75.3	26.8
Obligations Under Operating Leases	6.7	6.5
Other Current Liabilities	61.8	84.2
TOTAL CURRENT LIABILITIES	492.2	478.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,623.3	1,373.3
Deferred Income Taxes	668.4	688.5
Regulatory Liabilities and Deferred Investment Tax Credits	852.6	802.2
Asset Retirement Obligations	49.7	45.7
Obligations Under Operating Leases	47.5	36.2
Deferred Credits and Other Noncurrent Liabilities	20.8	20.6
TOTAL NONCURRENT LIABILITIES	3,262.3	2,966.5

TOTAL LIABILITIES	3,754.5	3,445.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	1,039.0	414.0
Retained Earnings	1,007.7	974.3
Accumulated Other Comprehensive Income (Loss)	—	0.1
TOTAL COMMON SHAREHOLDER’S EQUITY	2,203.9	1,545.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$5,958.4	$4,990.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net Income	$43.4	$36.1
Adjustments to Reconcile Net Loss to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	100.1	89.7
Deferred Income Taxes	25.7	(9.2)
Allowance for Equity Funds Used During Construction	(1.0)	(1.9)
Mark-to-Market of Risk Management Contracts	(12.7)	(7.9)
Property Taxes	(21.8)	(21.2)
Deferred Fuel Over/Under-Recovery, Net	(724.1)	(17.1)
Change in Other Noncurrent Assets	(16.6)	(4.8)
Change in Other Noncurrent Liabilities	0.4	1.3
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(22.1)	(24.3)
Fuel, Materials and Supplies	8.5	(18.1)
Accounts Payable	11.7	(1.5)
Accrued Taxes, Net	59.2	38.5
Other Current Assets	(4.4)	1.8
Other Current Liabilities	(22.0)	(10.0)
Net Cash Flows from (Used for) Operating Activities	(575.7)	51.4

INVESTING ACTIVITIES
Construction Expenditures	(145.9)	(184.8)
Change in Advances to Affiliates, Net	—	38.8
Acquisition of the North Central Wind Energy Facilities	(122.8)	—
Other Investing Activities	1.3	2.0
Net Cash Flows Used for Investing Activities	(267.4)	(144.0)

FINANCING ACTIVITIES
Capital Contributions from Parent	625.0	—
Issuance of Long-term Debt – Nonaffiliated	500.0	—
Change in Advances from Affiliates, Net	(20.3)	106.9
Retirement of Long-term Debt – Nonaffiliated	(250.3)	(12.9)
Principal Payments for Finance Lease Obligations	(1.7)	(1.8)
Dividends Paid on Common Stock	(10.0)	—
Other Financing Activities	0.4	0.3
Net Cash Flows from Financing Activities	843.1	92.5

Net Decrease in Cash and Cash Equivalents	—	(0.1)
Cash and Cash Equivalents at Beginning of Period	2.6	1.5
Cash and Cash Equivalents at End of Period	$2.6	$1.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$32.2	$30.6
Net Cash Paid (Received) for Income Taxes	(65.0)	(2.7)
Noncash Acquisitions Under Finance Leases	2.3	2.6
Construction Expenditures Included in Current Liabilities as of June 30,	27.9	25.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in millions of KWhs)
Retail:
Residential	1,274	1,346	2,974	2,752
Commercial	1,396	1,236	2,605	2,464
Industrial	1,294	1,187	2,265	2,429
Miscellaneous	21	20	39	40
Total Retail	3,985	3,789	7,883	7,685

Wholesale	1,392	1,184	2,933	2,510

Total KWhs	5,377	4,973	10,816	10,195

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in degree days)
Actual – Heating (a)	26	25	789	522
Normal – Heating (b)	25	25	722	723

Actual – Cooling (c)	728	674	773	743
Normal – Cooling (b)	739	741	779	780

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2021 Compared to Second Quarter of 2020

Reconciliation of Second Quarter of 2020 to Second Quarter of 2021
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Second Quarter of 2020	$58.8

Changes in Gross Margin:
Retail Margins (a)	5.9
Margins from Off-system Sales	1.0
Transmission Revenues	(4.9)
Other Revenues	1.2
Total Change in Gross Margin	3.2

Changes in Expenses and Other:
Other Operation and Maintenance	(17.7)
Depreciation and Amortization	(4.9)
Taxes Other Than Income Taxes	(5.1)
Interest Income	2.6
Allowance for Equity Funds Used During Construction	1.0
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	(1.7)
Total Change in Expenses and Other	(25.9)

Income Tax Expense	0.8
Equity Earnings of Unconsolidated Subsidiary	0.1
Net Income Attributable to Noncontrolling Interest	(0.2)

Second Quarter of 2021	$36.8

(a)Includes firm wholesale sales to municipals and cooperatives.
The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $6 million primarily due to the following:
•A $3 million increase in weather-related usage primarily due to an 8% increase in cooling degree days.
•A $3 million increase in municipal and cooperative revenues primarily due to the annual generation formula rate true-up.
•Transmission Revenues decreased $5 million primarily due to the following:
•An $8 million decrease due to the annual transmission formula rate true-up.
This decrease was partially offset by:
•A $3 million increase due to an increase in transmission investment.
Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $18 million primarily due to the following:
•A $14 million increase in transmission related expenses primarily due to a $10 million increase as a result of the annual formula rate true-up.
•A $6 million increase due to the prior year capitalization of previously expensed North Central Wind Energy Facilities costs.
•A $4 million increase in regulatory and rate case related expenses.
These increases were partially offset by:
•A $6 million decrease in overhead line maintenance primarily related to storm restoration.
•Depreciation and Amortization expenses increased $5 million primarily due to a higher depreciable base.

•Taxes Other Than Income Taxes increased $5 million primarily due to increased property taxes resulting from the expiration of the Louisiana Industrial Tax Exemption related to the Stall Plant.
•Income Tax Expense decreased $1 million primarily due to a decrease in pretax book income partially offset by a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT was partially offset in Retail Margins above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Reconciliation of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2021
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Six Months Ended June 30, 2020	$73.9

Changes in Gross Margin:
Retail Margins (a)	46.1
Margins from Off-system Sales	21.2
Transmission Revenues	(2.7)
Other Revenues	1.2
Total Change in Gross Margin	65.8

Changes in Expenses and Other:
Other Operation and Maintenance	(16.0)
Depreciation and Amortization	(7.2)
Taxes Other Than Income Taxes	(9.8)
Interest Income	3.0
Allowance for Equity Funds Used During Construction	1.7
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	(0.9)
Total Change in Expenses and Other	(29.3)

Income Tax Expense	(11.0)
Net Income Attributable to Noncontrolling Interest	(0.2)

Six Months Ended June 30, 2021	$99.2

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $46 million primarily due to the following:
•A $13 million increase in weather-related usage primarily due to a 51% increase in heating degree days.
•A $10 million increase in weather-normalized wholesale margins.
•An $8 million increase in recoverable fuel costs primarily due to timing of recovery.
•A $5 million increase in municipal and cooperative revenues primarily due to the annual generation formula rate true-up.
•A $5 million increase due to a decrease in the return of Excess ADIT benefits to customers. This increase was offset in Income Tax Expense below.
•A $4 million increase in weather-normalized retail margins.
•Margins from Off-system Sales increased $21 million primarily due to Turk Plant merchant sales as a result of the February 2021 severe winter weather event.
•Transmission Revenues decreased $3 million primarily due to the following:
•An $8 million decrease due to the annual transmission formula rate true-up.
This decrease was partially offset by:
•A $5 million increase due to an increase in transmission investment.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $16 million primarily due to the following:
•A $15 million increase in transmission related expenses primarily due to a $10 million increase as a result of the annual formula rate true-up.
•A $5 million increase due to the prior year capitalization of previously expensed North Central Wind Energy Facilities costs.
•Depreciation and Amortization expenses increased $7 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $10 million primarily due to increased property taxes resulting from the expiration of the Louisiana Industrial Tax Exemption related to Stall Plant.
•Interest Income increased $3 million primarily related to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event.
•Income Tax Expense increased $11 million primarily due to an increase in pretax book income and a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT was partially offset in Retail Margins above.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$418.8	$401.0	$1,026.5	$778.6
Sales to AEP Affiliates	10.9	13.1	18.7	20.6
Other Revenues	0.4	0.9	1.0	1.7
TOTAL REVENUES	430.1	415.0	1,046.2	800.9

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	138.5	126.6	438.3	258.8
Other Operation	88.6	70.0	178.9	162.2
Maintenance	31.8	32.7	65.8	66.5
Depreciation and Amortization	73.0	68.1	142.6	135.4
Taxes Other Than Income Taxes	30.1	25.0	60.1	50.3
TOTAL EXPENSES	362.0	322.4	885.7	673.2

OPERATING INCOME	68.1	92.6	160.5	127.7

Other Income (Expense):
Interest Income	3.1	0.5	4.1	1.1
Allowance for Equity Funds Used During Construction	1.9	0.9	4.0	2.3
Non-Service Cost Components of Net Periodic Benefit Cost	2.0	2.1	4.1	4.2
Interest Expense	(31.4)	(29.7)	(60.7)	(59.8)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	43.7	66.4	112.0	75.5

Income Tax Expense	7.1	7.9	12.7	1.7
Equity Earnings of Unconsolidated Subsidiary	0.8	0.7	1.5	1.5

NET INCOME	37.4	59.2	100.8	75.3

Net Income Attributable to Noncontrolling Interest	0.6	0.4	1.6	1.4

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$36.8	$58.8	$99.2	$73.9

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$37.4	$59.2	$100.8	$75.3

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 for the Three Months Ended June 30, 2021 and 2020, Respectively, and $0.2 and $0.2 for the Six Months Ended June 30, 2021 and 2020, Respectively	0.4	0.3	0.8	0.7
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended June 30, 2021 and 2020, Respectively, and $(0.2) and $(0.2) for the Six Months Ended June 30, 2021 and 2020, Respectively	(0.4)	(0.3)	(0.8)	(0.7)

TOTAL OTHER COMPREHENSIVE INCOME	—	—	—	—

TOTAL COMPREHENSIVE INCOME	37.4	59.2	100.8	75.3

Total Comprehensive Income Attributable to Noncontrolling Interest	0.6	0.4	1.6	1.4

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$36.8	$58.8	$99.2	$73.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2019	$135.7	$676.6	$1,629.5	$(1.3)	$0.6	$2,441.1

Common Stock Dividends – Nonaffiliated					(0.7)	(0.7)
ASU 2016-13 Adoption			1.6			1.6
Net Income			15.1		1.0	16.1
TOTAL EQUITY – MARCH 31, 2020	135.7	676.6	1,646.2	(1.3)	0.9	2,458.1

Common Stock Dividends – Nonaffiliated					(1.2)	(1.2)
Net Income			58.8		0.4	59.2
TOTAL EQUITY – JUNE 30, 2020	$135.7	$676.6	$1,705.0	$(1.3)	$0.1	$2,516.1

TOTAL EQUITY – DECEMBER 31, 2020	$0.1	$812.2	$1,811.9	$1.9	$1.6	$2,627.7

Capital Contribution from Parent		100.0				100.0
Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income			62.4		1.0	63.4
TOTAL EQUITY – MARCH 31, 2021	0.1	912.2	1,874.3	1.9	1.6	2,790.1

Capital Contribution from Parent		75.0				75.0
Common Stock Dividends – Nonaffiliated					(0.6)	(0.6)
Net Income			36.8		0.6	37.4
TOTAL EQUITY – JUNE 30, 2021	$0.1	$987.2	$1,911.1	$1.9	$1.6	$2,901.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2021 and December 31, 2020
(in millions)
(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents (June 30, 2021 and December 31, 2020 Amounts Include $24.9 and $10.1, Respectively, Related to Sabine)	$28.0	$13.2
Advances to Affiliates	29.7	2.1
Accounts Receivable:
Customers	102.2	27.1
Affiliated Companies	30.1	25.1
Miscellaneous	14.6	12.7
Total Accounts Receivable	146.9	64.9
Fuel (June 30, 2021 and December 31, 2020 Amounts Include $20.3 and $35.2, Respectively, Related to Sabine)	179.1	191.1
Materials and Supplies (June 30, 2021 and December 31, 2020 Amounts Include $18.2 and $23.3, Respectively, Related to Sabine)	88.1	95.8
Risk Management Assets	14.0	3.2
Accrued Tax Benefits	14.5	29.9
Regulatory Asset for Under-Recovered Fuel Costs	—	2.6
Prepayments and Other Current Assets	16.4	25.2
TOTAL CURRENT ASSETS	516.7	428.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,839.4	4,681.4
Transmission	2,260.0	2,165.7
Distribution	2,475.7	2,382.5
Other Property, Plant and Equipment (June 30, 2021 and December 31, 2020 Amounts Include $219.9 and $223.7, Respectively, Related to Sabine)	809.0	788.8
Construction Work in Progress	159.8	228.3
Total Property, Plant and Equipment	10,543.9	10,246.7
Accumulated Depreciation and Amortization (June 30, 2021 and December 31, 2020 Amounts Include $144.6 and $126.5, Respectively, Related to Sabine)	3,375.4	3,158.5
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,168.5	7,088.2

OTHER NONCURRENT ASSETS
Regulatory Assets	1,006.2	403.1
Long-term Risk Management Assets	0.6	—
Deferred Charges and Other Noncurrent Assets	283.2	234.8
TOTAL OTHER NONCURRENT ASSETS	1,290.0	637.9

TOTAL ASSETS	$8,975.2	$8,154.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2021 and December 31, 2020
(Unaudited)

	June 30,	December 31,
	2021	2020
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$149.6	$124.6
Accounts Payable:
General	121.8	135.9
Affiliated Companies	50.1	43.0
Short-term Debt – Nonaffiliated	—	35.0
Long-term Debt Due Within One Year – Nonaffiliated	381.2	106.2
Risk Management Liabilities	—	0.7
Customer Deposits	60.7	61.3
Accrued Taxes	108.3	41.0
Accrued Interest	36.0	34.6
Obligations Under Operating Leases	8.3	7.9
Other Current Liabilities	130.5	173.4
TOTAL CURRENT LIABILITIES	1,046.5	763.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,749.5	2,530.2
Long-term Risk Management Liabilities	—	1.0
Deferred Income Taxes	1,040.3	1,017.6
Regulatory Liabilities and Deferred Investment Tax Credits	874.8	863.4
Asset Retirement Obligations	191.6	193.7
Employee Benefits and Pension Obligations	22.9	18.6
Obligations Under Operating Leases	58.5	44.1
Deferred Credits and Other Noncurrent Liabilities	89.2	94.2
TOTAL NONCURRENT LIABILITIES	5,026.8	4,762.8

TOTAL LIABILITIES	6,073.3	5,526.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	987.2	812.2
Retained Earnings	1,911.1	1,811.9
Accumulated Other Comprehensive Income (Loss)	1.9	1.9
TOTAL COMMON SHAREHOLDER’S EQUITY	2,900.3	2,626.1

Noncontrolling Interest	1.6	1.6

TOTAL EQUITY	2,901.9	2,627.7

TOTAL LIABILITIES AND EQUITY	$8,975.2	$8,154.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 137.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2021 and 2020
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net Income	$100.8	$75.3
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	142.6	135.4
Deferred Income Taxes	8.1	(12.4)
Allowance for Equity Funds Used During Construction	(4.0)	(2.3)
Mark-to-Market of Risk Management Contracts	(13.1)	(1.8)
Property Taxes	(41.7)	(33.0)
Deferred Fuel Over/Under-Recovery, Net	(470.6)	31.1
Change in Regulatory Assets	(50.6)	(4.3)
Change in Other Noncurrent Assets	17.3	2.7
Change in Other Noncurrent Liabilities	34.1	13.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(82.0)	(5.8)
Fuel, Materials and Supplies	29.1	(60.4)
Accounts Payable	(5.2)	2.9
Accrued Taxes, Net	82.7	52.0
Other Current Assets	9.8	0.2
Other Current Liabilities	(37.9)	(32.6)
Net Cash Flows from (Used for) Operating Activities	(280.6)	160.5

INVESTING ACTIVITIES
Construction Expenditures	(182.5)	(228.5)
Change in Advances to Affiliates, Net	(27.6)	—
Acquisition of the North Central Wind Energy Facilities	(147.1)	—
Other Investing Activities	1.0	4.3
Net Cash Flows Used for Investing Activities	(356.2)	(224.2)

FINANCING ACTIVITIES
Capital Contribution from Parent	175.0	—
Issuance of Long-term Debt – Nonaffiliated	496.4	—
Change in Short-term Debt – Nonaffiliated	(35.0)	18.7
Change in Advances from Affiliates, Net	25.0	70.5
Retirement of Long-term Debt – Nonaffiliated	(3.1)	(18.1)
Principal Payments for Finance Lease Obligations	(5.4)	(5.5)
Dividends Paid on Common Stock – Nonaffiliated	(1.6)	(1.9)
Other Financing Activities	0.3	0.2
Net Cash Flows from Financing Activities	651.6	63.9

Net Increase in Cash and Cash Equivalents	14.8	0.2
Cash and Cash Equivalents at Beginning of Period	13.2	1.6
Cash and Cash Equivalents at End of Period	$28.0	$1.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$55.6	$57.0
Net Cash Paid (Received) for Income Taxes	(12.8)	8.1
Noncash Acquisitions Under Finance Leases	3.2	4.3
Construction Expenditures Included in Current Liabilities as of June 30,	41.9	33.7

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair statement of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three and six months ended June 30, 2021 is not necessarily indicative of results that may be expected for the year ending December 31, 2021.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2020 financial statements and notes thereto, which are included in the Registrants’ Annual Reports on Form 10-K as filed with the SEC on February 25, 2021.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted-average outstanding common shares, assuming conversion of all potentially dilutive stock awards.

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended June 30,
	2021		2020
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$578.2		$520.8

Weighted-Average Number of Basic AEP Common Shares Outstanding	499.9	$1.16	495.7	$1.05
Weighted-Average Dilutive Effect of Stock-Based Awards	1.1	(0.01)	1.6	—
Weighted-Average Number of Diluted AEP Common Shares Outstanding	501.0	$1.15	497.3	$1.05

	Six Months Ended June 30,
	2021		2020
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$1,153.2		$1,016.0

Weighted-Average Number of Basic AEP Common Shares Outstanding	498.5	$2.31	495.1	$2.05
Weighted-Average Dilutive Effect of Stock-Based Awards	1.1	—	1.9	(0.01)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	499.6	$2.31	497.0	$2.04

Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2021 and 2020, as the dilutive stock price thresholds were not met. See Note 12 - Financing Activities for more information related to Equity Units.

There were 0 and 156 thousand antidilutive shares outstanding as of June 30, 2021 and 2020, respectively. The antidilutive shares were excluded from the calculation of diluted EPS.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	June 30, 2021
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$312.7	$0.1	$3.9
Restricted Cash	47.0	27.9	19.1
Total Cash, Cash Equivalents and Restricted Cash	$359.7	$28.0	$23.0

	December 31, 2020
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$392.7	$0.1	$5.8
Restricted Cash	45.6	28.7	16.9
Total Cash, Cash Equivalents and Restricted Cash	$438.3	$28.8	$22.7

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

3.  COMPREHENSIVE INCOME

The disclosures in this note apply to all Registrants except AEPTCo and OPCo unless indicated otherwise.

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI and details of reclassifications from AOCI.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 7 - Benefit Plans for additional information.

AEP

	Cash Flow Hedges			Pension
Three Months Ended June 30, 2021	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2021	$(18.5)	$(33.3)		$21.0	$(30.8)
Change in Fair Value Recognized in AOCI	136.4	(0.4)	(a)	—	136.0
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	(0.1)	—		—	(0.1)
Purchased Electricity for Resale (b)	(9.5)	—		—	(9.5)
Interest Expense (b)	—	1.8		—	1.8
Amortization of Prior Service Cost (Credit)	—	—		(4.9)	(4.9)
Amortization of Actuarial (Gains) Losses	—	—		2.2	2.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(9.6)	1.8		(2.7)	(10.5)
Income Tax (Expense) Benefit	(2.0)	0.3		(0.6)	(2.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(7.6)	1.5		(2.1)	(8.2)
Net Current Period Other Comprehensive Income (Loss)	128.8	1.1		(2.1)	127.8
Balance in AOCI as of June 30, 2021	$110.3	$(32.2)		$18.9	$97.0

	Cash Flow Hedges			Pension
Three Months Ended June 30, 2020	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2020	$(128.5)	$(53.5)		$(34.5)	$(216.5)
Change in Fair Value Recognized in AOCI	6.5	(2.8)	(a)	—	3.7
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	(0.1)	—		—	(0.1)
Purchased Electricity for Resale (b)	51.3	—		—	51.3
Interest Expense (b)	—	1.4		—	1.4
Amortization of Prior Service Cost (Credit)	—	—		(4.6)	(4.6)
Amortization of Actuarial (Gains) Losses	—	—		2.5	2.5
Reclassifications from AOCI, before Income Tax (Expense) Benefit	51.2	1.4		(2.1)	50.5
Income Tax (Expense) Benefit	10.6	0.4		(0.4)	10.6
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	40.6	1.0		(1.7)	39.9
Net Current Period Other Comprehensive Income (Loss)	47.1	(1.8)		(1.7)	43.6
Balance in AOCI as of June 30, 2020	$(81.4)	$(55.3)		$(36.2)	$(172.9)

AEP

	Cash Flow Hedges			Pension
Six Months Ended June 30, 2021	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(60.6)	$(47.5)		$23.0	$(85.1)
Change in Fair Value Recognized in AOCI	313.7	12.7	(a)	—	326.4
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	0.7	—		—	0.7
Purchased Electricity for Resale (b)	(181.5)	—		—	(181.5)
Interest Expense (b)	—	3.3		—	3.3
Amortization of Prior Service Cost (Credit)	—	—		(9.7)	(9.7)
Amortization of Actuarial (Gains) Losses	—	—		4.5	4.5
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(180.8)	3.3		(5.2)	(182.7)
Income Tax (Expense) Benefit	(38.0)	0.7		(1.1)	(38.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(142.8)	2.6		(4.1)	(144.3)
Net Current Period Other Comprehensive Income (Loss)	170.9	15.3		(4.1)	182.1
Balance in AOCI as of June 30, 2021	$110.3	$(32.2)		$18.9	$97.0

	Cash Flow Hedges			Pension
Six Months Ended June 30, 2020	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(103.5)	$(11.5)		$(32.7)	$(147.7)
Change in Fair Value Recognized in AOCI	(58.8)	(45.5)	(a)	—	(104.3)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	(0.2)	—		—	(0.2)
Purchased Electricity for Resale (b)	102.4	—		—	102.4
Interest Expense (b)	—	2.3		—	2.3
Amortization of Prior Service Cost (Credit)	—	—		(9.5)	(9.5)
Amortization of Actuarial (Gains) Losses	—	—		5.1	5.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	102.2	2.3		(4.4)	100.1
Income Tax (Expense) Benefit	21.3	0.6		(0.9)	21.0
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	80.9	1.7		(3.5)	79.1
Net Current Period Other Comprehensive Income (Loss)	22.1	(43.8)		(3.5)	(25.2)
Balance in AOCI as of June 30, 2020	$(81.4)	$(55.3)		$(36.2)	$(172.9)

AEP Texas

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2021	$(2.0)	$(6.6)	$(8.6)
Change in Fair Value Recognized in AOCI	(0.1)	—	(0.1)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.3	—	0.3
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.3	0.1	0.4
Income Tax (Expense) Benefit	—	—	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.3	0.1	0.4
Net Current Period Other Comprehensive Income (Loss)	0.2	0.1	0.3
Balance in AOCI as of June 30, 2021	$(1.8)	$(6.5)	$(8.3)

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2020	$(3.1)	$(9.4)	$(12.5)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.2	—	0.2
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.2	0.1	0.3
Income Tax (Expense) Benefit	—	—	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.2	0.1	0.3
Net Current Period Other Comprehensive Income (Loss)	0.2	0.1	0.3
Balance in AOCI as of June 30, 2020	$(2.9)	$(9.3)	$(12.2)

AEP Texas

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(2.3)	$(6.6)	$(8.9)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.6	—	0.6
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.6	0.1	0.7
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.5	0.1	0.6
Net Current Period Other Comprehensive Income (Loss)	0.5	0.1	0.6
Balance in AOCI as of June 30, 2021	$(1.8)	$(6.5)	$(8.3)

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(3.4)	$(9.4)	$(12.8)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.6	—	0.6
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.6	0.1	0.7
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.5	0.1	0.6
Net Current Period Other Comprehensive Income (Loss)	0.5	0.1	0.6
Balance in AOCI as of June 30, 2020	$(2.9)	$(9.3)	$(12.2)

APCo

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2021	$8.2	$6.9	$15.1
Change in Fair Value Recognized in AOCI	(0.2)	—	(0.2)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—	—	—
Amortization of Prior Service Cost (Credit)	—	(1.3)	(1.3)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—	(1.3)	(1.3)
Income Tax (Expense) Benefit	—	(0.3)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—	(1.0)	(1.0)
Net Current Period Other Comprehensive Income (Loss)	(0.2)	(1.0)	(1.2)
Balance in AOCI as of June 30, 2021	$8.0	$5.9	$13.9

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2020	$(3.3)	$3.2	$(0.1)
Change in Fair Value Recognized in AOCI	(0.6)	—	(0.6)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.2)	—	(0.2)
Amortization of Prior Service Cost (Credit)	—	(1.4)	(1.4)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.2)	(1.2)	(1.4)
Income Tax (Expense) Benefit	—	(0.2)	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.2)	(1.0)	(1.2)
Net Current Period Other Comprehensive Income (Loss)	(0.8)	(1.0)	(1.8)
Balance in AOCI as of June 30, 2020	$(4.1)	$2.2	$(1.9)

APCo
	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.8)	$8.0	$7.2
Change in Fair Value Recognized in AOCI	9.1	—	9.1
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.4)	—	(0.4)
Amortization of Prior Service Cost (Credit)	—	(2.7)	(2.7)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.4)	(2.7)	(3.1)
Income Tax (Expense) Benefit	(0.1)	(0.6)	(0.7)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.3)	(2.1)	(2.4)
Net Current Period Other Comprehensive Income (Loss)	8.8	(2.1)	6.7
Balance in AOCI as of June 30, 2021	$8.0	$5.9	$13.9

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$0.9	$4.1	$5.0
Change in Fair Value Recognized in AOCI	(4.5)	—	(4.5)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.6)	—	(0.6)
Amortization of Prior Service Cost (Credit)	—	(2.7)	(2.7)
Amortization of Actuarial (Gains) Losses	—	0.3	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.6)	(2.4)	(3.0)
Income Tax (Expense) Benefit	(0.1)	(0.5)	(0.6)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.5)	(1.9)	(2.4)
Net Current Period Other Comprehensive Income (Loss)	(5.0)	(1.9)	(6.9)
Balance in AOCI as of June 30, 2020	$(4.1)	$2.2	$(1.9)

I&M
	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2021	$(7.8)	$1.3	$(6.5)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	(0.1)	0.4
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	(0.1)	0.3
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.1)	0.3
Balance in AOCI as of June 30, 2021	$(7.4)	$1.2	$(6.2)

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2020	$(9.5)	$(1.7)	$(11.2)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.1)	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	—	0.5
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	—	0.4
Net Current Period Other Comprehensive Income (Loss)	0.4	—	0.4
Balance in AOCI as of June 30, 2020	$(9.1)	$(1.7)	$(10.8)

I&M
	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(8.3)	$1.3	$(7.0)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.1	—	1.1
Amortization of Prior Service Cost (Credit)	—	(0.4)	(0.4)
Amortization of Actuarial (Gains) Losses	—	0.3	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.1	(0.1)	1.0
Income Tax (Expense) Benefit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.9	(0.1)	0.8
Net Current Period Other Comprehensive Income (Loss)	0.9	(0.1)	0.8
Balance in AOCI as of June 30, 2021	$(7.4)	$1.2	$(6.2)

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(9.9)	$(1.7)	$(11.6)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(0.3)	(0.3)
Amortization of Actuarial (Gains) Losses	—	0.3	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.0	—	1.0
Income Tax (Expense) Benefit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.8	—	0.8
Net Current Period Other Comprehensive Income (Loss)	0.8	—	0.8
Balance in AOCI as of June 30, 2020	$(9.1)	$(1.7)	$(10.8)

PSO
Cash Flow Hedge –
Three Months Ended June 30, 2021	Interest Rate
(in millions)
Balance in AOCI as of March 31, 2021	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of June 30, 2021	$—

Cash Flow Hedge –
Three Months Ended June 30, 2020	Interest Rate
(in millions)
Balance in AOCI as of March 31, 2020	$0.9
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.4)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.4)
Income Tax (Expense) Benefit	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.3)
Net Current Period Other Comprehensive Income (Loss)	(0.3)
Balance in AOCI as of June 30, 2020	$0.6

Cash Flow Hedge –
Six Months Ended June 30, 2021	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2020	$0.1
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.1)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.1)
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.1)
Net Current Period Other Comprehensive Income (Loss)	(0.1)
Balance in AOCI as of June 30, 2021	$—

Cash Flow Hedge –
Six Months Ended June 30, 2020	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2019	$1.1
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.7)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.7)
Income Tax (Expense) Benefit	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.5)
Net Current Period Other Comprehensive Income (Loss)	(0.5)
Balance in AOCI as of June 30, 2020	$0.6

SWEPCo
	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2021	$0.1	$1.8	$1.9
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	(0.5)	—
Income Tax (Expense) Benefit	0.1	(0.1)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	(0.4)	—
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.4)	—
Balance in AOCI as of June 30, 2021	$0.5	$1.4	$1.9

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2020	$(1.4)	$0.1	$(1.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.4	—	0.4
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.4	(0.4)	—
Income Tax (Expense) Benefit	0.1	(0.1)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.3	(0.3)	—
Net Current Period Other Comprehensive Income (Loss)	0.3	(0.3)	—
Balance in AOCI as of June 30, 2020	$(1.1)	$(0.2)	$(1.3)

SWEPCo

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.3)	$2.2	$1.9
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(1.0)	(1.0)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.0	(1.0)	—
Income Tax (Expense) Benefit	0.2	(0.2)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.8	(0.8)	—
Net Current Period Other Comprehensive Income (Loss)	0.8	(0.8)	—
Balance in AOCI as of June 30, 2021	$0.5	$1.4	$1.9

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2020	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(1.8)	$0.5	$(1.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.9	—	0.9
Amortization of Prior Service Cost (Credit)	—	(1.0)	(1.0)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.9	(0.9)	—
Income Tax (Expense) Benefit	0.2	(0.2)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.7	(0.7)	—
Net Current Period Other Comprehensive Income (Loss)	0.7	(0.7)	—
Balance in AOCI as of June 30, 2020	$(1.1)	$(0.2)	$(1.3)
(a)The change in fair value includes $4 million and $2 million, respectively, for the three months ended June 30, 2021 and 2020 and $0 million and $7 million, respectively, for the six months ended June 30, 2021 and 2020 related to AEP's investment in joint venture wind farms acquired as part of the purchase of Sempra Renewables LLC.
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

Regulated Generating Units that have been Retired

PSO

In September 2020, the Oklaunion Power Station was retired. As of June 30, 2021, PSO has a regulatory asset for accelerated depreciation pending approval recorded on its balance sheet of $34 million. PSO is seeking accelerated recovery of the Oklaunion Power Station through 2026 in its 2021 Oklahoma base rate case. See “2021 Oklahoma Base Rate Case” section below for additional information. In October 2020, the Oklaunion Power Station site was sold to a nonaffiliated third-party.

SWEPCo

In April 2016, Welsh Plant, Unit 2 was retired. As part of the 2016 Texas Base Rate Case, SWEPCo received approval from the PUCT to recover the Texas jurisdictional share of Welsh Plant, Unit 2. See “2016 Texas Base Rate Case” section below for additional information. As part of the 2019 Arkansas Base Rate Case, SWEPCo received approval from the APSC to recover the Arkansas jurisdictional share of Welsh Plant, Unit 2. In December 2020, SWEPCo filed a request with the LPSC to recover the Louisiana jurisdictional share of Welsh Plant, Unit 2. As of June 30, 2021, SWEPCo has a regulatory asset for plant retirement costs pending approval recorded on its balance sheet of $35 million related to the Louisiana jurisdictional share of Welsh Plant, Unit 2. See “2020 Louisiana Base Rate Case” section below for additional information.

Regulated Generating Units to be Retired

PSO

In 2014, PSO received final approval from the Federal EPA to close Northeastern Plant, Unit 3, in 2026. The plant was originally scheduled to close in 2040. As a result of the early retirement date, PSO revised the useful life of Northeastern Plant, Unit 3, to the projected retirement date of 2026 and the incremental depreciation is being deferred as a regulatory asset. As part of its 2021 Oklahoma base rate case, PSO is seeking to accelerate the recovery of Northeastern Plant, Unit 3 from the original retirement date of 2040 to the projected retirement date of 2026. See “2021 Oklahoma Base Rate Case” section below for additional information.

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

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of June 30, 2021, of generating facilities planned for early retirement:

Plant	Net Investment	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date	Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$183.2	$119.2	$19.9	(b)	2026	(c)	$14.9
Dolet Hills Power Station	27.3	114.3	24.2		2021	(d)	7.8
Pirkey Power Plant	157.1	49.4	38.9		2023	(e)	13.6
Welsh Plant, Units 1 and 3	511.2	24.9	57.8	(f)	2028	(g)	33.2
(a)Represents the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(b)Includes Northeastern Plant, Unit 4, which was retired in 2016. Removal of Northeastern Plant, Unit 4, will be performed with Northeastern Plant, Unit 3, after retirement.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040. Accelerated recovery has been requested in the 2021 Oklahoma base rate case.
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

Dolet Hills Power Station and Related Fuel Operations (Applies to AEP and SWEPCo)

DHLC provides 100% of the fuel supply to Dolet Hills Power Station. During the second quarter of 2019, the Dolet Hills Power Station initiated a seasonal operating schedule. In 2020, management of SWEPCo and CLECO determined DHLC would not proceed developing additional Oxbow Lignite Company (Oxbow) mining areas for future lignite extraction and ceased extraction of lignite at the mine in May 2020. Based on these actions, management revised the estimated useful life of DHLC’s and Oxbow’s assets to coincide with the date at which extraction was discontinued in the second quarter of 2020 and the date at which delivery of lignite is expected to cease in September 2021. In addition, management also revised the useful life of the Dolet Hills Power Station to 2021 based on the remaining estimated fuel supply available for continued seasonal operation. In April 2020, SWEPCo and CLECO jointly filed a notification letter to the LPSC providing notice of the cessation of lignite mining.

The Dolet Hills Power Station non-fuel costs are recoverable by SWEPCo through base rates. SWEPCo’s share of the net investment in the Dolet Hills Power Station is $147 million, including CWIP and materials and supplies, before cost of removal.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $119 million as of June 30, 2021. Also, as of June 30, 2021, SWEPCo had a net over-recovered fuel balance of $17 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Dolet Hills Power Station. Additional operational, reclamation and other land-related costs incurred by DHLC and Oxbow will be billed to SWEPCo and included in future fuel clauses.

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

Pirkey Power Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In 2020, management announced plans to retire the Pirkey Power Plant in 2023. The Pirkey Power Plant non-fuel costs are recoverable by SWEPCo through base rates and fuel costs are recovered through active fuel clauses. SWEPCo’s share of the net investment in the Pirkey Power Plant is $206 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Power Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $148 million as of June 30, 2021. Also, as of June 30, 2021, SWEPCo had a net over-recovered fuel balance of $17 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Pirkey Power Plant. Additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in future fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2020 Texas Fuel Reconciliation (Applies to AEP and SWEPCo)

In June 2020, SWEPCo filed a fuel reconciliation with the PUCT for its retail operations in Texas for the reconciliation period of March 1, 2017 to December 31, 2019. The fuel reconciliation included total fuel costs of $1.7 billion ($616 million of which is related to the Texas jurisdiction). In January 2021, various parties filed testimony recommending fuel cost disallowances totaling $125 million relating to the Texas jurisdiction. Also in January 2021, SWEPCo filed rebuttal testimony disputing the recommended disallowances. In February 2021, SWEPCo and various parties reached a settlement in principle which resulted in a $10 million reduction in recoverable fuel costs for the reconciliation period, which was recognized in SWEPCo’s 2020 financial statements. In June 2021, the settlement was filed and approved by the PUCT. If additional costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except AEPTCo)

	AEP
	June 30,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs (a)	$1,122.4	$—
Dolet Hills Power Station Accelerated Depreciation	114.3	71.2
Pirkey Power Plant Accelerated Depreciation	49.4	12.2
Kentucky Deferred Purchase Power Expenses	44.4	41.3
Plant Retirement Costs – Unrecovered Plant, Louisiana	35.2	35.2
Oklaunion Power Station Accelerated Depreciation	33.5	34.4
Welsh Plant, Units 1 and 3 Accelerated Depreciation	24.9	3.6
Other Regulatory Assets Pending Final Regulatory Approval	26.8	22.8
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	301.0	134.2
Plant Retirement Costs – Asset Retirement Obligation Costs	25.9	25.9
COVID-19	17.4	24.9
Environmental Expense Deferral - Virginia	13.6	9.3
Other Regulatory Assets Pending Final Regulatory Approval	37.2	27.2
Total Regulatory Assets Pending Final Regulatory Approval	$1,846.0	$442.2

(a)PSO and SWEPCo have active fuel clauses that allow for the recovery of prudently incurred fuel and purchased power expenses. However, the recovery of these costs from customers may be extended over longer than usual time periods to mitigate the impact on customer bills. See “Impacts of Severe Winter Weather” section below for additional information.

	AEP Texas
	June 30,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Advanced Metering System	$16.6	$16.3
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	13.7	0.8
COVID-19	6.5	10.5
Vegetation Management Program	5.2	3.8
Texas Retail Electric Provider Bad Debt Expense	4.1	—
Other Regulatory Assets Pending Final Regulatory Approval	4.3	1.5
Total Regulatory Assets Pending Final Regulatory Approval	$50.4	$32.9

	APCo
	June 30,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
COVID-19 – Virginia	$4.8	$3.7
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	55.2	3.4
Plant Retirement Costs – Asset Retirement Obligation Costs	25.9	25.9
Environmental Expense Deferral - Virginia	13.6	9.3
COVID-19 – West Virginia	1.9	1.5
Other Regulatory Assets Pending Final Regulatory Approval	0.1	—
Total Regulatory Assets Pending Final Regulatory Approval	$101.5	$43.8

	I&M
	June 30,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$—	$0.5
Regulatory Assets Currently Not Earning a Return
COVID-19	1.6	3.8
Other Regulatory Assets Pending Final Regulatory Approval	0.6	—
Total Regulatory Assets Pending Final Regulatory Approval	$2.2	$4.3

	OPCo
	June 30,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$6.7	$4.0
COVID-19	1.8	4.4
Other Regulatory Assets Pending Final Regulatory Approval	0.1	—
Total Regulatory Assets Pending Final Regulatory Approval	$8.6	$8.4

	PSO
	June 30,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs (a)	$669.4	$—
Oklaunion Power Station Accelerated Depreciation	33.5	34.4
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	28.0	15.8
Other Regulatory Assets Pending Final Regulatory Approval	0.8	0.3
Total Regulatory Assets Pending Final Regulatory Approval	$731.7	$50.5

(a)PSO has an active fuel clause that allows for the recovery of prudently incurred fuel and purchased power expenses. However, the recovery of these costs from customers may be extended over longer than usual time periods to mitigate the impact on customer bills. See “Impacts of Severe Winter Weather” section below for additional information.

	SWEPCo
	June 30,	December 31,
	2021	2020
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs (a)	$453.0	$—
Dolet Hills Power Station Accelerated Depreciation	114.3	71.2
Pirkey Power Plant Accelerated Depreciation	49.4	12.2
Plant Retirement Costs – Unrecovered Plant, Louisiana	35.2	35.2
Welsh Plant, Units 1 and 3 Accelerated Depreciation	24.9	3.6
Other Regulatory Assets Pending Final Regulatory Approval	5.4	2.2
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	144.3	99.3
Asset Retirement Obligation - Louisiana	9.7	9.1
Other Regulatory Assets Pending Final Regulatory Approval	16.4	14.5
Total Regulatory Assets Pending Final Regulatory Approval	$852.6	$247.3

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

Impacts of Severe Winter Weather

Storm Restoration Costs (Applies to AEP, APCo and SWEPCo)

In February 2021, severe winter weather impacted the service territories of APCo, KPCo and SWEPCo resulting in power outages and extensive damage to transmission and distribution infrastructures. As a result, incremental restoration expenses have been deferred related to the severe winter weather. The current estimate of storm restoration costs are as follows:

		June 30, 2021
Company	Jurisdiction	Capital	O&M	Regulatory Asset	Total
		(in millions)
APCo	Virginia	$8.0	$2.2	$6.6	$16.8
APCo	West Virginia	22.3	—	42.7	65.0
SWEPCo	Louisiana	5.7	—	45.7	51.4
KPCo	Kentucky	28.6	4.2	42.6	75.4
	Total	$64.6	$6.4	$137.6	$208.6

The amounts in the table above represent estimates as of June 30, 2021, and are subject to true-up as additional information becomes available. In March 2021, the LPSC approved the deferral of incremental other operation and maintenance storm restoration expenses related to the Louisiana jurisdiction for SWEPCo. Similarly, in April 2021, the KPSC approved deferral of KPCo’s incremental other operation and maintenance storm restoration expenses. KPCo intends to seek recovery of these incremental storm restoration costs in their next base rate case while APCo and SWEPCo are expected to seek recovery in separate filings. If any of the restoration costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

February 2021 Severe Winter Weather Impacts in SPP (Applies to AEP, PSO and SWEPCo)

The February 2021 severe winter weather also had a significant impact in SPP resulting in the declaration of Energy Emergency Alert Levels 2 and 3 for the first time in SPP’s history. The winter storm increased the demand for natural gas and restricted the available natural gas supply resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. From February 9, 2021, to February 20, 2021, PSO’s and SWEPCo’s natural gas expenses and purchases of electricity still to be recovered from customers are as follows:

	PSO	SWEPCo		Total
	(in millions)
Retail Customers (a)	$669.4	$453.0	(b)	$1,122.4
Wholesale Customers	—	62.8		62.8
Total	$669.4	$515.8		$1,185.2

(a)These costs were deferred as regulatory assets as of June 30, 2021.
(b)SWEPCo’s balance consists of $116 million, $161 million and $176 million related to the Arkansas, Louisiana and Texas jurisdictions, respectively.

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

In March 2021, the APSC issued an order authorizing recovery of the Arkansas jurisdictional share of the retail customer fuel costs over five years, with the appropriate carrying charge to be determined at a later date. Accordingly, in April 2021, SWEPCo began recovery of its Arkansas jurisdictional share of these fuel costs, which are subject to true-up by the APSC. Also in April 2021, SWEPCo filed testimony supporting a five-year recovery with a pretax rate of return of 6.05% which has been supported by APSC staff. Various other parties have recommended recovery periods ranging from 5-20 years with a pretax rate of return of 1.65%. In July 2021, the APSC ordered more testimony regarding the option of utilizing securitization to recover the fuel costs. Once testimony concludes, a hearing will be scheduled. The prudency of these fuel costs is expected to be addressed in a separate proceeding.

In March 2021, the LPSC approved a special order granting a temporary modification to the FAC that allows SWEPCo to recover the Louisiana jurisdictional share of these retail fuel costs over a longer period than what the FAC traditionally allows. In April 2021, SWEPCo began recovery of its Louisiana jurisdictional share of these fuel costs based on a five year recovery period. SWEPCo will work with the LPSC to finalize the actual recovery period and determine the appropriate carrying charge in future proceedings.

In April 2021, the OCC approved a waiver for PSO allowing the deferral of the extraordinary fuel and purchase of electricity costs, including carrying costs at an interim rate of 0.75%, over a longer time period than what the FAC traditionally allows. Also in April 2021, legislation was enacted in Oklahoma to securitize the extraordinary fuel and purchase of electricity costs impacting the utilities within the state. Under the legislation, the OCC has the authority to determine, after receiving an application from a rate-regulated utility, if the extraordinary fuel and purchase of electricity costs incurred in February 2021 may be mitigated through securitization to reduce the impact on customer bills. PSO has filed an application for a financing order to pursue securitization.

SWEPCo expects to make a filing with the PUCT in the third quarter of 2021 to seek a recovery mechanism and an appropriate carrying charge for the Texas jurisdictional share of the retail fuel costs.

Wholesale Customers

During the first quarter of 2021, SWEPCo billed wholesale customers $104 million resulting from the severe winter weather events. SWEPCo worked with wholesale customers to establish payment terms for the outstanding accounts receivable. As of June 30, 2021, $63 million of accounts receivable from wholesale customers are outstanding. Management believes these receivables are probable of future collection.

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

Although the February 2021 severe winter weather did not materially impact AEP’s results of operations for the three and six months ended June 30, 2021, if either PSO or SWEPCo is unable to recover these fuel and purchased power costs, or obtain authorization of a reasonable carrying charge on these costs, it could reduce future net income and cash flows and impact financial condition.

COVID-19 Pandemic

During 2020, AEP’s electric operating companies informed both retail customers and state regulators that disconnections for non-payment were temporarily suspended. Shortly thereafter, AEP’s state regulators also imposed temporary moratoria on customary disconnection practices. As of June 30, 2021, AEP’s electric operating companies have resumed customary disconnection practices in all regulated jurisdictions with the exception of Virginia. AEP continues to work with regulators and stakeholders in Virginia and management currently anticipates resuming customary disconnection practices in the third quarter of 2021. Continuing adverse economic conditions may result in the inability of customers to pay for electric service, which could affect revenue recognition and the collectability of accounts receivable. If any costs related to COVID-19 are not recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through June 30, 2021, AEP Texas’ cumulative revenues from interim base rate increases that are subject to review is approximately $171 million. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition. AEP Texas is required to file for a comprehensive rate review no later than April 3, 2024.

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

In March 2021, the Virginia SCC issued an order confirming certain of its decisions from the November 2020 order and rejecting the various requests for reconsideration from APCo and an intervenor. In confirming its decision to reject an intervenor’s recommendation that APCo’s AMI costs incurred during the triennial period be disallowed, the Virginia SCC clarified that APCo established the need to replace its existing AMR meters, and that based on the uncertainty surrounding the continued manufacturing and support of AMR technology, APCo reasonably chose to replace them with AMI meters. In March 2021, APCo filed a notice of appeal of the reconsideration order with the Virginia Supreme Court. APCo expects to submit its brief before the Virginia Supreme Court in the third quarter of 2021.

In April 2021, and in conjunction with APCo’s November 2020 and March 2021 appeals with the Virginia Supreme Court, APCo filed a petition for interim rates with the Virginia Supreme Court (subject to refund with interest and supported by a bond issuance) requesting a $40 million increase in annual APCo Virginia base rates. APCo submitted this filing based on Virginia law that allows the Virginia Supreme Court to authorize interim rates until the final disposition on APCo’s appeals. APCo also requested an expedited schedule from the Virginia Supreme Court on APCo’s appeals. In May 2021, the Virginia Supreme Court denied APCo’s petition for an interim rate increase and denied the request for an expedited schedule on APCo’s appeals.

APCo ultimately seeks an increase in base rates through its appeal to the Virginia Supreme Court. Among other issues, this appeal includes APCo’s request for proper treatment of the closed coal-fired plant assets in APCo’s 2017-2019 triennial period, reducing APCo’s earnings below the bottom of its authorized ROE band. If APCo’s appeals regarding treatment of the closed coal plants are granted by the Virginia Supreme Court, it could initially reduce future net income and impact financial condition. The initial negative impact for the write-off of closed coal-fired plant asset balances would potentially be partially offset by an increase in base rates for earning below APCo’s 2017-2019 authorized ROE band.

CCR/ELG Compliance Plan Filings

In December 2020, APCo submitted filings with the Virginia SCC and WVPSC requesting approvals necessary to implement CCR/ELG compliance plans at the Amos and Mountaineer Plants. Intervenors in Virginia and West Virginia recommended that only the CCR-related investments be constructed at Amos and Mountaineer and, as a consequence, APCo close these generating facilities at the end of 2028. In July 2021, a Virginia Senior Hearing Examiner recommended that the Virginia SCC deny, at this time, APCo’s request for approval of the ELG investments at the Amos and Mountaineer Plants. The examiner also recommended that if the Virginia SCC ultimately does not grant APCo approval of the ELG investments, the Virginia SCC should delay consideration of the reasonableness and prudency of previously incurred ELG costs until a future case.

APCo’s current estimate of its total CCR/ELG cost of investment for the Amos and Mountaineer plants, including AFUDC, is approximately $240 million. As of June 30, 2021, APCo’s total company CCR and ELG investment balances in CWIP for these plants were $8 million and $28 million, respectively.

If any of APCo’s CCR/ELG costs are not approved for recovery, it would reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through June 30, 2021, AEP’s share of ETT’s cumulative revenues that are subject to review is approximately $1.3 billion. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. ETT is required to file for a comprehensive rate review no later than February 1, 2023, during which the $1.3 billion of cumulative revenues above will be subject to review.

I&M Rate Matters (Applies to AEP and I&M)

Indiana Earnings Test Filings

I&M is required by Indiana law to submit an earnings test evaluation for the most recent one-year and five-year periods as part of I&M’s semi-annual Indiana FAC filings. These earnings test evaluations require I&M to include a credit in the FAC factor computation for periods in which I&M earned above its authorized return for both the one-year and five-year periods. The credit is determined as 50% of the lower of the one-year or five-year earnings above the authorized level. In July 2021, I&M will submit its FAC filing and earnings test evaluation for the period ended May 2021. As of June 30, 2021, I&M’s financial statements adequately reflect the estimated impact of I&M’s upcoming Indiana earnings test filings. If it is determined that I&M’s over-earnings exceed what has been recorded, it could reduce future net income and cash flows and impact financial condition.

2021 Indiana Base Rate Case

In July 2021, I&M filed a request with the IURC for a $104 million annual increase in Indiana base rates based upon a proposed 10% ROE. I&M proposed a phased-in annual increase in rates of $73 million effective in May 2022 with the remaining $31 million annual increase in rates to be effective January 2023. The proposed annual increase includes $7 million related to an annual increase in depreciation expense, driven by increased depreciation rates and proposed investments. The request also includes a new AMI rider for proposed meter projects. Intervenor testimony is expected in the fourth quarter of 2021. If any costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

KPCo Rate Matters (Applies to AEP)

CCR/ELG Compliance Plan Filings

KPCo and WPCo each own a 50% interest in the Mitchell Plant. In December 2020 and February 2021, WPCo and KPCo filed requests with the WVPSC and KPSC, respectively, to obtain the regulatory approvals necessary to implement CCR and ELG compliance plans and seek recovery of the estimated $132 million investment for the Mitchell Plant that would allow the plant to continue operating through 2040. Within those requests, WPCo and KPCo also filed a $25 million alternative to implement only the CCR-related investments with the WVPSC and KPSC, respectively, which would allow the Mitchell Plant to continue operating only through 2028.

In May 2021, intervenors in Kentucky and West Virginia submitted testimony with recommendations that only the CCR-related investments be constructed at the Mitchell Plant. In July 2021, the KPSC issued an order approving the CCR only alternative and rejecting the full CCR and ELG compliance plan. As of June 30, 2021, the total of the Mitchell Plant CCR and ELG investment balances in CWIP, was $2 million and $4 million, respectively, split equally between KPCo and WPCo. As of June 30, 2021, the net book value of the Mitchell Plant, before cost of removal including CWIP and inventory, was $1.2 billion, split equally between KPCo and WPCo.

If any of the CCR and ELG compliance plan costs are not approved for recovery and/or the retirement date of the Mitchell Plant is accelerated to 2028 without commensurate cost recovery, it would reduce future net income and cash flows and impact financial condition.

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

In March 2021, OPCo, the PUCO staff and various intervenors filed a joint stipulation and settlement agreement with the PUCO. The agreement includes a $68 million annual decrease in base rates based on an ROE of 9.7%. The difference between OPCo’s requested annual base rate increase and the agreed upon decrease is primarily due to a reduction in the requested ROE, the removal of proposed future energy efficiency costs and a decrease in vegetation management expenses moved to recovery in riders. Additionally, the agreement includes: (a) an increased fixed monthly residential customer charge, (b) the discontinuation of rate decoupling and (c) the continuation of the DIR with annual revenue caps of $57 million in 2021, $91 million in 2022, $116 million in 2023 and $51 million for the first five months of 2024. Annual revenue caps for the DIR can be increased if OPCo achieves certain reliability standards. If the joint stipulation and settlement agreement is approved by the PUCO, new base rates will go into effect 14 days after such approval. A hearing took place with the PUCO in May 2021 and initial briefs were filed in June 2021 followed by reply briefs in July 2021. An order from the PUCO is expected by the end of 2021. If the joint stipulation and settlement agreement is denied by the PUCO, it could reduce future net income and cash flows and impact financial condition.

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

PSO Rate Matters (Applies to AEP and PSO)

2021 Oklahoma Base Rate Case

In April 2021, PSO filed a request with the OCC for a $172 million net annual increase in Oklahoma base rates based upon a 10% ROE. The proposed net annual increase includes: (a) a $57 million annual depreciation expense increase, of which $45 million is related to the accelerated depreciation recovery of the Oklaunion Power Station and Northeastern Plant, Unit 3 through 2026 and (b) $31 million related to increased SPP expenses. PSO also requested the continuation of its SPP Transmission Tariff that tracks transmission costs as well as continuation and expansion of its Distribution and Safety Reliability Rider to recover projects in its proposed grid transformation and revitalization plan, which includes $100 million annual capital spend over a 5 year period. Intervenor testimony is expected in the third quarter of 2021. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In January 2019, SWEPCo and the PUCT filed petitions for review with the Texas Supreme Court. In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. In addition, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. No parties filed a motion for rehearing with the Texas Supreme Court. SWEPCo awaits a decision on the AFUDC dispute from the Texas Third Court of Appeals.

As of June 30, 2021, the net book value of Turk Plant was $1.4 billion, before cost of removal, including materials and supplies inventory and CWIP. If certain parts of the PUCT order are overturned and if SWEPCo cannot ultimately fully recover its approximate 33% Texas jurisdictional share of the Turk Plant AFUDC, it could reduce future net income and cash flows and impact financial condition.

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

Hurricane Laura

In August 2020, Hurricane Laura hit the coasts of Louisiana and Texas, causing power outages to more than 130,000 customers across SWEPCo’s service territories. Prior to Hurricane Laura, SWEPCo did not have a catastrophe reserve or automatic deferral authority within any of its jurisdictions. In October 2020, the LPSC issued an order allowing Louisiana utilities, including SWEPCo, to establish a regulatory asset to track and defer expenses associated with Hurricane Laura. In October 2020, as part of the 2020 Texas Base Rate Case, SWEPCo requested deferral authority of incremental other operation and maintenance expenses. As of June 30, 2021, management estimates that SWEPCo has incurred incremental other operation and maintenance expenses of $83 million ($81 million of which has been deferred as a regulatory asset related to the Louisiana jurisdiction) and incremental capital expenditures of $30 million, all of which is related to the Louisiana jurisdiction. Management expects to request recovery of these storm costs, in addition to the Hurricane Delta and February 2021 winter storm costs, in a future filing. If any costs related to Hurricane Laura are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Hurricane Delta

In October 2020, Hurricane Delta hit the coast of Louisiana, causing power outages to more than 23,000 customers in SWEPCo’s Louisiana jurisdiction. In November 2020, the LPSC issued an order allowing Louisiana utilities, including SWEPCo, to establish a regulatory asset to track and defer expenses associated with Hurricane Delta. As of June 30, 2021, management estimates that SWEPCo has incurred incremental other operation and maintenance expenses of $17 million, which has been deferred as a regulatory asset. Also, management estimates that SWEPCo has incurred incremental capital expenditures of $3 million. Management expects to request recovery of these storm costs, in addition to the Hurricane Laura and February 2021 winter storm costs, in a future filing. If any costs related to Hurricane Delta are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

2020 Louisiana Base Rate Case

In December 2020, SWEPCo filed a request with the LPSC for a $134 million annual increase in Louisiana base rates based upon a proposed 10.35% ROE. In March 2021, SWEPCo filed a revised request with the LPSC to remove hurricane storm costs from the base rate case filing and seek recovery of those costs in a separate filing. SWEPCo’s revised filing requested an annual increase in Louisiana base rates of $114 million. The request would extend the formula rate plan for five years and includes modifications to the formula rate plan to allow for forward-looking transmission costs, reflects the impact of net operating losses associated with the acceleration of certain tax benefits and incorporates future federal corporate income tax changes. The proposed net annual increase requests a $32 million annual depreciation increase to recover Louisiana’s share of the Dolet Hills Power Station, Pirkey Power Plant and Welsh Plant, all of which are expected to be retired early. In April 2021, the LPSC approved

SWEPCo’s request to remove the hurricane storm costs from the base rate case filing. Management expects to request recovery of the $144 million of storm costs associated with Hurricanes Delta, Laura and the February 2021 winter storm in a separate filing.

In July 2021, the LPSC staff filed testimony supporting a $6 million annual increase in base rates based upon an ROE of 9.1% while other intervenors recommended an ROE ranging from 9.35% to 9.8%. The primary differences between SWEPCo’s requested annual increase in base rates and the LPSC staff’s recommendation include: (a) a reduction in depreciation expense, (b) recovery of Dolet Hills Power Station and Pirkey Power Plant in a separate rider mechanism, (c) the rejection of SWEPCo’s proposed adjustment to include a stand-alone net operating loss carryforward deferred tax asset in rate base and (d) a reduction in the proposed ROE. SWEPCo expects to file rebuttal testimony in the third quarter of 2021.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

FERC Rate Matters

FERC SPP Transmission Formula Rate Challenge (Applies to AEP, AEPTCo, PSO and SWEPCo)

In May 2021, certain joint customers submitted a formal challenge at the FERC related to the 2020 Annual Update of the 2019 SPP Transmission Formula Rates of the AEP transmission owning subsidiaries within SPP. Management is currently reviewing the formal challenge and responses are due to the FERC at the end of July 2021. If the FERC orders revenue refunds or reductions, it could reduce future net income and cash flows and impact financial condition.

Independence Energy Connection Project (Applies to AEP)

In 2016, PJM approved the Independence Energy Connection Project (IEC) and included it in its Regional Transmission Expansion Plan (RTEP) to alleviate congestion. Transource Energy owns the IEC, which is located in Maryland and Pennsylvania. In June 2020, the Maryland Public Service Commission approved a Certificate of Public Convenience and Necessity to construct the portion of the IEC in Maryland. In May 2021, the Pennsylvania Public Utility Commission (PA PUC) denied the IEC certificate for siting and construction of the portion in Pennsylvania. Transource Energy has appealed the PA PUC ruling in Pennsylvania state court and challenged the ruling before the United States District Court for the Middle District of Pennsylvania, which is currently pending. The IEC currently remains in the PJM RTEP and as of June 30, 2021, AEP’s share of IEC capital expenditures is approximately $77 million. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is cancelled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

AEP has $4 billion and $1 billion revolving credit facilities due in March 2026 and 2023, respectively, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. As of June 30, 2021, no letters of credit were issued under the revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $425 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of June 30, 2021 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$186.5	July 2021 to July 2022
AEP Texas (a)	2.2	July 2022
(a)    In July 2021, the maturity date was extended from July 2021 to July 2022.

Guarantees of Equity Method Investees (Applies to AEP)

In 2019, AEP acquired Sempra Renewables LLC. The transaction resulted in the acquisition of a 50% ownership interest in five non-consolidated joint ventures and the acquisition of two tax equity partnerships. Parent has issued guarantees over the performance of the joint ventures. If a joint venture were to default on payments or performance, Parent would be required to make payments on behalf of the joint venture. As of June 30, 2021, the maximum potential amount of future payments associated with these guarantees was $148 million, with the last guarantee expiring in December 2037. The non-contingent liability recorded associated with these guarantees was $29 million, with an additional $1 million expected credit loss liability for the contingent portion of the guarantees. Management considered historical losses, economic conditions and reasonable and supportable forecasts in the calculation of the expected credit loss. As the joint ventures generate cash flows through PPAs, the measurement of the contingent portion of the guarantee liability is based upon assessments of the credit quality and default probabilities of the respective PPA counterparties.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of June 30, 2021, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase-and-sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase-and-sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of June 30, 2021, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$48.6
AEP Texas	11.4
APCo	6.3
I&M	4.2
OPCo	7.6
PSO	4.7
SWEPCo	5.3

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

Trustee and do not guarantee its debt.  The future minimum lease payments for this sale-and-leaseback transaction as of June 30, 2021 were as follows:

Future Minimum Lease Payments	AEP (a)	I&M
	(in millions)
2021	$74.0	$37.0
2022	147.6	73.8
Total Future Minimum Lease Payments	$221.6	$110.8

(a)AEP’s future minimum lease payments include equal shares from AEGCo and I&M.

AEPRO Boat and Barge Leases (Applies to AEP)

In 2015, AEP sold its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. Certain boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the respective lessors, ensuring future payments under such leases with maturities up to 2027. As of June 30, 2021, the maximum potential amount of future payments required under the guaranteed leases was $45 million. Under the terms of certain of the arrangements, upon the lessors exercising their rights after an event of default by the nonaffiliated party, AEP is entitled to enter into new lease arrangements as a lessee that would have substantially the same terms as the existing leases. Alternatively, for the arrangements with one of the lessors, upon an event of default by the nonaffiliated party and the lessor exercising its rights, payment to the lessor would allow AEP to step into the lessor’s rights as well as obtaining title to the assets. Under either situation, AEP would have the ability to utilize the assets in the normal course of barging operations. AEP would also have the right to sell the acquired assets for which it obtained title. As of June 30, 2021, AEP’s boat and barge lease guarantee liability was $3 million, of which $1 million was recorded in Other Current Liabilities and $2 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheets.

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

On April 20, 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $115.5 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. As a result, in May 2021, at the parties request, the district court entered a stipulation and order dismissing the case without prejudice to plaintiffs asserting their claims in a re-filed action or a new action. The agreement is subject to customary closing conditions, including regulatory approvals, and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. Management believes its financial statements appropriately reflect the expected resolution of the pending litigation.

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

Litigation Related to Ohio House Bill 6 (HB 6)

In 2019, Ohio adopted and implemented HB 6 which benefits OPCo by authorizing rate recovery for certain costs including renewable energy contracts and OVEC’s coal-fired generating units. OPCo engaged in lobbying efforts and provided testimony during the legislative process in connection with HB 6. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of an Ohio legislator and associates in connection with an alleged racketeering conspiracy involving the adoption of HB 6. After AEP learned of the criminal allegations against the Ohio legislator and others relating to HB 6, the Company, with assistance from outside advisors, conducted a review of the circumstances surrounding the passage of the bill. We do not believe that AEP was involved in any wrongful conduct in connection with the passage of HB 6.

In August 2020, an AEP shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleges misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501(c)(4) organization contribution and lobbying activities in Ohio. The complaint seeks monetary damages, among other forms of relief. On May 10, 2021, the defendants filed a motion to dismiss the securities litigation for failure to state a claim, and under the Court’s briefing schedule the motion will be fully briefed by July 26, 2021. The company will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The first three derivative actions have been stayed pending the resolution of the motion to dismiss the securities litigation. The fourth has been stayed until such time as the court determines to lift the stay. The company will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

On March 1, 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter is directed to the Board of Directors of AEP and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by directors and officers, and that, following such investigation, the Company commence a civil action for breaches of fiduciary duty and related claims and take appropriate disciplinary action against those individuals who allegedly harmed the company. The shareholder that sent the letter has agreed that AEP and the AEP Board may defer consideration of the litigation demand until the resolution of the motion to dismiss the securities litigation. The AEP Board will act in response to the letter as appropriate. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the benefits to AEP from the passage of HB 6 and documents relating to AEP’s financial processes and controls. AEP is cooperating fully with the SEC’s subpoena. Although we cannot predict the outcome of the SEC’s investigation, we do not believe the results of this inquiry will have a material impact on our financial condition, results of operations, or cash flows.

6. ACQUISITIONS AND DISPOSITIONS

The disclosures in this note apply to AEP unless indicated otherwise.

ACQUISITIONS

Dry Lake Solar Project (Generation & Marketing Segment)

In November 2020, AEP signed a Purchase and Sale Agreement with a nonaffiliate to acquire a 75% interest in the 100 MW Dry Lake Solar Project (Dry Lake) located in southern Nevada for approximately $114 million. In March 2021, AEP closed the transaction and the solar project was placed in-service in May 2021. Approximately $103 million of the purchase price was paid upon closing of the transaction and the remaining $11 million was paid when the project was placed in-service. In accordance with the accounting guidance for “Business Combinations,” management determined that the acquisition of Dry Lake represents an asset acquisition. Additionally, and in accordance with the accounting guidance for “Consolidation,” management concluded that Dry Lake is a VIE and that AEP is the primary beneficiary based on its power as managing member to direct the activities that most significantly impact Dry Lake’s economic performance. As the primary beneficiary of Dry Lake, AEP consolidates Dry Lake into its financial statements. As a result, to account for the initial consolidation of Dry Lake, management applied the acquisition method by allocating the purchase price based on the relative fair value of the assets acquired and noncontrolling interest assumed.  The fair value of the primary assets acquired and the noncontrolling interest assumed was determined using the market approach.  The key input assumptions were the transaction price paid for AEP’s interest in Dry Lake and recent third-party market transactions for similar solar generation facilities. The nonaffiliated interest in Dry Lake is presented in Noncontrolling Interests on the balance sheets. Subsequent to close of the transaction, the noncontrolling interest made additional asset contributions of $14 million. As of June 30, 2021, AEP recognized approximately $146 million of Property, Plant and Equipment and approximately $33 million of Noncontrolling Interest on the balance sheets.

North Central Wind Energy Facilities (Vertically Integrated Utilities Segment) (Applies to AEP, PSO and SWEPCo)

In 2020, PSO and SWEPCo received regulatory approvals to acquire the North Central Wind Energy Facilities (NCWF), comprised of three Oklahoma wind facilities totaling 1,485 MWs, on a fixed cost turn-key basis at completion. PSO and SWEPCo will own undivided interests of 45.5% and 54.5% of the NCWF, respectively. In total, the three wind facilities will cost approximately $2 billion and consist of Traverse (999 MW), Maverick (287 MW) and Sundance (199 MW). Output from the NCWF will serve retail load in PSO’s Oklahoma service territory and both retail and FERC wholesale load in SWEPCo’s service territories in Arkansas and Louisiana. The Oklahoma and Louisiana portions of the NCWF revenue requirement, net of PTC benefit, are recoverable through authorized riders beginning at commercial operation and until such time as amounts are reflected in base rates. The mechanism to recover the Arkansas portion of the NCWF revenue requirement will be addressed in a future regulatory proceeding. The NCWF are subject to various regulatory performance requirements. If these performance requirements are not met, PSO and SWEPCo would recognize a regulatory liability to refund retail customers.

In April 2021, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Sundance during its development and construction for $270 million, the first of the three NCWF acquisitions. Immediately following the acquisition, PSO and SWEPCo liquidated the entity and simultaneously distributed the Sundance assets in proportion to their undivided ownership interests. Sundance was placed in-service in April 2021. The total investment in Sundance is estimated to be $291 million inclusive of previously capitalized pre-construction costs.

In accordance with the guidance for “Business Combinations,” management determined that the acquisition of Sundance represents an asset acquisition. The initial consolidation of Sundance and subsequent distribution of its assets resulted in the recognition and initial measurement of acquisition costs of $123 million and $147 million in

Property, Plant and Equipment on the balance sheets of PSO and SWEPCo, respectively.  On an ongoing basis, management further determined that PSO and SWEPCo should apply the joint plant accounting model to account for their respective undivided interests in the assets, liabilities, revenues and expenses of Sundance.

The Purchase and Sale Agreement (PSA) includes collective interests in numerous land contracts, as originally executed between the nonaffiliated party and the respective owners of the properties as defined in the contracts. These contracts provide for easement and access rights to the land that Sundance was built upon. These interests as lessee in each of the land contracts were transferred to Sundance (and subsequently to PSO and SWEPCo) as a part of the closing of the PSA. As of June 30, 2021, the Noncurrent Obligations Under Operating Leases are $13 million and $15 million on the balance sheets for PSO and SWEPCo, respectively.

DISPOSITIONS

Conesville Plant (Generation & Marketing Segment)

In June 2020, AEP and a nonaffiliated joint-owner executed an Environmental Liability and Property Transfer and Asset Purchase Agreement with a nonaffiliated third-party related to the merchant Conesville Plant site. The purchaser took ownership of the assets and assumed responsibility for environmental liabilities, including ash pond closure, asbestos abatement and decommissioning and demolition of the Conesville Plant site. In consideration of the transfer of the acquired assets to the purchaser and the purchaser’s assumption of liabilities, AEP will pay a total of approximately $98 million over three years, derecognized $106 million in ARO and recorded an immaterial gain on the transaction which is recorded in Other Operation on the statements of income. AEP paid approximately $26 million at closing in June 2020 and made additional payments totaling $28 million in quarterly installments from October 2020 to April 2021. AEP will make additional payments totaling $44 million in quarterly installments from July 2021 to July 2022.

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

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

AEP

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$32.3	$28.0	$2.4	$2.5
Interest Cost	34.3	41.9	7.6	10.0
Expected Return on Plan Assets	(57.4)	(66.2)	(22.8)	(24.0)
Amortization of Prior Service Credit	—	—	(17.7)	(17.5)
Amortization of Net Actuarial Loss	25.4	23.4	—	1.5
Net Periodic Benefit Cost (Credit)	$34.6	$27.1	$(30.5)	$(27.5)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$64.6	$56.0	$4.8	$5.0
Interest Cost	68.6	83.9	15.2	19.9
Expected Return on Plan Assets	(114.9)	(132.4)	(45.6)	(47.9)
Amortization of Prior Service Credit	—	—	(35.4)	(34.9)
Amortization of Net Actuarial Loss	50.8	46.8	—	3.0
Net Periodic Benefit Cost (Credit)	$69.1	$54.3	$(61.0)	$(54.9)

AEP Texas

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$2.9	$2.4	$0.1	$0.2
Interest Cost	2.8	3.5	0.6	0.8
Expected Return on Plan Assets	(4.8)	(5.7)	(1.8)	(2.0)
Amortization of Prior Service Credit	—	—	(1.5)	(1.6)
Amortization of Net Actuarial Loss	2.0	2.0	—	0.2
Net Periodic Benefit Cost (Credit)	$2.9	$2.2	$(2.6)	$(2.4)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$5.9	$5.0	$0.3	$0.4
Interest Cost	5.6	7.0	1.2	1.6
Expected Return on Plan Assets	(9.7)	(11.4)	(3.7)	(4.0)
Amortization of Prior Service Credit	—	—	(3.0)	(3.0)
Amortization of Net Actuarial Loss	4.1	3.9	—	0.3
Net Periodic Benefit Cost (Credit)	$5.9	$4.5	$(5.2)	$(4.7)

APCo

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$2.9	$2.6	$0.2	$0.2
Interest Cost	4.1	5.1	1.2	1.7
Expected Return on Plan Assets	(7.2)	(8.4)	(3.3)	(3.7)
Amortization of Prior Service Credit	—	—	(2.6)	(2.6)
Amortization of Net Actuarial Loss	3.0	2.8	—	0.3
Net Periodic Benefit Cost (Credit)	$2.8	$2.1	$(4.5)	$(4.1)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$5.9	$5.2	$0.5	$0.5
Interest Cost	8.2	10.2	2.4	3.3
Expected Return on Plan Assets	(14.5)	(16.8)	(6.7)	(7.3)
Amortization of Prior Service Credit	—	—	(5.2)	(5.1)
Amortization of Net Actuarial Loss	6.0	5.6	—	0.5
Net Periodic Benefit Cost (Credit)	$5.6	$4.2	$(9.0)	$(8.1)

I&M

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$4.3	$3.8	$0.3	$0.4
Interest Cost	4.1	4.9	0.9	1.1
Expected Return on Plan Assets	(7.2)	(8.3)	(2.8)	(2.9)
Amortization of Prior Service Credit	—	—	(2.4)	(2.4)
Amortization of Net Actuarial Loss	3.0	2.7	—	0.2
Net Periodic Benefit Cost (Credit)	$4.2	$3.1	$(4.0)	$(3.6)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$8.7	$7.7	$0.6	$0.7
Interest Cost	8.1	9.8	1.8	2.3
Expected Return on Plan Assets	(14.4)	(16.6)	(5.6)	(5.8)
Amortization of Prior Service Credit	—	—	(4.8)	(4.8)
Amortization of Net Actuarial Loss	5.9	5.4	—	0.4
Net Periodic Benefit Cost (Credit)	$8.3	$6.3	$(8.0)	$(7.2)

OPCo

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$2.8	$2.4	$0.2	$0.3
Interest Cost	3.1	3.8	0.8	1.1
Expected Return on Plan Assets	(5.5)	(6.5)	(2.5)	(2.7)
Amortization of Prior Service Credit	—	—	(1.8)	(1.7)
Amortization of Net Actuarial Loss	2.3	2.2	—	0.1
Net Periodic Benefit Cost (Credit)	$2.7	$1.9	$(3.3)	$(2.9)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$5.7	$4.8	$0.4	$0.5
Interest Cost	6.2	7.7	1.6	2.1
Expected Return on Plan Assets	(11.1)	(13.1)	(4.9)	(5.3)
Amortization of Prior Service Credit	—	—	(3.6)	(3.5)
Amortization of Net Actuarial Loss	4.5	4.3	—	0.3
Net Periodic Benefit Cost (Credit)	$5.3	$3.7	$(6.5)	$(5.9)

PSO

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$2.1	$1.8	$0.1	$0.1
Interest Cost	1.6	2.2	0.4	0.5
Expected Return on Plan Assets	(3.1)	(3.7)	(1.2)	(1.3)
Amortization of Prior Service Credit	—	—	(1.1)	(1.1)
Amortization of Net Actuarial Loss	1.2	1.2	—	0.1
Net Periodic Benefit Cost (Credit)	$1.8	$1.5	$(1.8)	$(1.7)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$4.0	$3.6	$0.3	$0.3
Interest Cost	3.3	4.3	0.8	1.0
Expected Return on Plan Assets	(6.2)	(7.3)	(2.5)	(2.6)
Amortization of Prior Service Credit	—	—	(2.2)	(2.2)
Amortization of Net Actuarial Loss	2.5	2.4	—	0.2
Net Periodic Benefit Cost (Credit)	$3.6	$3.0	$(3.6)	$(3.3)

SWEPCo

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$2.8	$2.4	$0.2	$0.2
Interest Cost	2.1	2.6	0.5	0.7
Expected Return on Plan Assets	(3.4)	(3.9)	(1.5)	(1.7)
Amortization of Prior Service Credit	—	—	(1.3)	(1.3)
Amortization of Net Actuarial Loss	1.6	1.4	—	0.1
Net Periodic Benefit Cost (Credit)	$3.1	$2.5	$(2.1)	$(2.0)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Service Cost	$5.7	$4.9	$0.3	$0.4
Interest Cost	4.2	5.1	1.0	1.3
Expected Return on Plan Assets	(6.8)	(7.8)	(3.0)	(3.2)
Amortization of Prior Service Credit	—	—	(2.6)	(2.6)
Amortization of Net Actuarial Loss	3.1	2.8	—	0.2
Net Periodic Benefit Cost (Credit)	$6.2	$5.0	$(4.3)	$(3.9)

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

The tables below present AEP’s reportable segment income statement information for the three and six months ended June 30, 2021 and 2020 and reportable segment balance sheet information as of June 30, 2021 and December 31, 2020.

	Three Months Ended June 30, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,224.6	$1,089.6	$86.4	$422.5	$3.4	$—	$3,826.5
Other Operating Segments	36.0	13.8	291.8	14.1	12.1	(367.8)	—
Total Revenues	$2,260.6	$1,103.4	$378.2	$436.6	$15.5	$(367.8)	$3,826.5

Net Income (Loss)	$228.8	$153.7	$169.6	$46.5	$(24.8)	$—	$573.8

	Three Months Ended June 30, 2020
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,062.3	$1,009.4	$69.2	$350.2	$2.9	$—	$3,494.0
Other Operating Segments	29.7	25.1	180.5	26.7	16.6	(278.6)	—
Total Revenues	$2,092.0	$1,034.5	$249.7	$376.9	$19.5	$(278.6)	$3,494.0

Net Income (Loss)	$256.3	$139.5	$92.2	$58.5	$(32.0)	$—	$514.5

	Six Months Ended June 30, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$4,729.1	$2,171.9	$174.3	$1,024.2	$8.1	$—	$8,107.6
Other Operating Segments	68.8	19.6	580.9	46.6	20.3	(736.2)	—
Total Revenues	$4,797.9	$2,191.5	$755.2	$1,070.8	$28.4	$(736.2)	$8,107.6

Net Income (Loss)	$500.2	$268.1	$342.8	$84.7	$(43.2)	$—	$1,152.6

	Six Months Ended June 30, 2020
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$4,255.3	$2,084.6	$142.3	$758.6	$0.7	$—	$7,241.5
Other Operating Segments	63.4	56.8	417.6	56.9	38.7	(633.4)	—
Total Revenues	$4,318.7	$2,141.4	$559.9	$815.5	$39.4	$(633.4)	$7,241.5

Net Income (Loss)	$502.6	$255.7	$233.8	$89.0	$(67.3)	$—	$1,013.8

	June 30, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Property, Plant and Equipment	$50,135.7	$21,833.8	$12,551.5	$2,122.5	$412.8		$—		$87,056.3
Accumulated Depreciation and Amortization	16,293.8	4,004.9	703.1	202.7	187.3		—		21,391.8
Total Property Plant and Equipment - Net	$33,841.9	$17,828.9	$11,848.4	$1,919.8	$225.5		$—		$65,664.5

Total Assets	$45,225.0	$20,369.0	$13,231.7	$3,963.1	$5,766.8	(b)	$(4,197.4)	(c)	$84,358.2

Long-term Debt Due Within One Year:
Nonaffiliated	$1,205.3	$789.9	$52.4	$—	$410.9	(d)	$—		$2,458.5

Long-term Debt:
Affiliated	65.0	—	—	—	—		(65.0)		—
Nonaffiliated	13,400.6	7,312.8	4,093.2	—	5,852.7	(d)	—		30,659.3

Total Long-term Debt	$14,670.9	$8,102.7	$8,238.8	$—	$6,263.6	(d)	$(65.0)		$33,117.8

	December 31, 2020
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Property, Plant and Equipment	$49,023.3	$21,145.0	$11,827.2	$1,910.2	$407.3		$—		$84,313.0
Accumulated Depreciation and Amortization	15,586.2	3,879.3	595.7	166.1	184.1		—		20,411.4
Total Property Plant and Equipment - Net	$33,437.1	$17,265.7	$11,231.5	$1,744.1	$223.2		$—		$63,901.6

Total Assets	$42,752.7	$19,765.9	$12,627.3	$3,585.9	$5,987.1	(b)	$(3,961.7)	(c)	$80,757.2

Long-term Debt Due Within One Year:
Nonaffiliated	$1,034.6	$588.8	$52.3	$—	$410.4	(d)	$—		$2,086.1

Long-term Debt:
Affiliated	65.0	—	—	—	—		(65.0)		—
Nonaffiliated	12,375.6	6,661.9	4,075.7	—	5,873.2	(d)	—		28,986.4

Total Long-term Debt	$13,475.2	$7,250.7	$4,128.0	$—	$6,283.6	(d)	$(65.0)		$31,072.5

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

The tables below present AEPTCo’s reportable segment income statement information for the three and six months ended June 30, 2021 and 2020 and reportable segment balance sheet information as of June 30, 2021 and December 31, 2020.

	Three Months Ended June 30, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$84.1	$—		$—		$84.1
Sales to AEP Affiliates	281.4	—		—		281.4
Total Revenues	$365.5	$—		$—		$365.5

Interest Income	$—	$38.4		$(38.3)	(a)	$0.1
Interest Expense	34.3	38.2		(38.2)	(a)	34.3
Income Tax Expense	39.1	—		—		39.1

Net Income	$148.5	$0.1	(b)	$—		$148.6

	Three Months Ended June 30, 2020
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$60.4	$—		$—		$60.4
Sales to AEP Affiliates	177.7	—		—		177.7
Total Revenues	$238.1	$—		$—		$238.1

Interest Income	$0.7	$38.9		$(38.3)	(a)	$1.3
Interest Expense	32.8	38.3		(38.3)	(a)	32.8
Income Tax Expense	19.2	0.1		—		19.3

Net Income	$73.2	$0.5	(b)	$—		$73.7

	Six Months Ended June 30, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$160.1	$—		$—		$160.1
Sales to AEP Affiliates	567.0	—		—		567.0
Other Revenues	0.1	—		—		0.1
Total Revenues	$727.2	$—		$—		$727.2

Interest Income	$—	$76.7		$(76.5)	(a)	$0.2
Interest Expense	68.4	76.4		(76.4)	(a)	68.4
Income Tax Expense	78.7	—		—		78.7

Net Income	$300.2	$0.1	(b)	$—		$300.3

	Six Months Ended June 30, 2020
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$121.7	$—		$—		$121.7
Sales to AEP Affiliates	411.4	—		—		411.4
Other Revenues	0.6	—		—		0.6
Total Revenues	$533.7	$—		$—		$533.7

Interest Income	$0.9	$72.9		$(71.7)	(a)	$2.1
Interest Expense	62.4	71.7		(71.7)	(a)	62.4
Income Tax Expense	51.0	0.1		—		51.1

Net Income	$190.5	$1.0	(b)	$—		$191.5

	June 30, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Transmission Property	$12,053.6	$—		$—		$12,053.6
Accumulated Depreciation and Amortization	677.1	—		—		677.1
Total Transmission Property – Net	$11,376.5	$—		$—		$11,376.5

Notes Receivable - Affiliated	$—	$3,899.3		$(3,899.3)	(c)	$—

Total Assets	$11,730.6	$4,083.6	(d)	$(4,023.9)	(e)	$11,790.3

Total Long-term Debt	$3,990.0	$3,949.3		$(3,990.0)	(c)	$3,949.3

	December 31, 2020
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Transmission Property	$11,345.6	$—		$—		$11,345.6
Accumulated Depreciation and Amortization	572.8	—		—		572.8
Total Transmission Property – Net	$10,772.8	$—		$—		$10,772.8

Notes Receivable - Affiliated	$—	$3,948.5		$(3,948.5)	(c)	$—

Total Assets	$11,185.1	$4,084.0	(d)	$(4,023.1)	(e)	$11,246.0

Total Long-term Debt	$3,990.0	$3,948.5		$(3,990.0)	(c)	$3,948.5

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

Notional Volume of Derivative Instruments
June 30, 2021

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	412.5	—	77.9	32.4	2.8	26.8	7.2
Natural Gas	MMBtus	24.3	—	—	—	—	—	6.1
Heating Oil and Gasoline	Gallons	9.7	2.5	1.5	0.9	1.9	1.1	1.3
Interest Rate	USD	$123.6	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$950.0	$—	$—	$—	$—	$—	$—
December 31, 2020

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	331.3	—	46.9	19.7	3.0	11.9	4.0
Natural Gas	MMBtus	26.9	—	—	—	—	—	7.9
Heating Oil and Gasoline	Gallons	6.9	1.8	1.1	0.6	1.4	0.7	0.9
Interest Rate	USD	$129.8	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$1,150.0	$—	$200.0	$—	$—	$—	$—

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

	June 30, 2021		December 31, 2020
	Cash Collateral	Cash Collateral	Cash Collateral	Cash Collateral
	Received	Paid	Received	Paid
	Netted Against	Netted Against	Netted Against	Netted Against
	Risk Management	Risk Management	Risk Management	Risk Management
Company	Assets	Liabilities	Assets	Liabilities
	(in millions)
AEP	$105.4	$12.4	$3.4	$6.8
APCo	0.7	5.3	0.4	—
I&M	0.3	4.5	1.7	—

Amounts for AEP Texas, OPCo, PSO and SWEPCo are immaterial as of June 30, 2021 and December 31, 2020, respectively.

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets:

AEP

	June 30, 2021
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets	$441.7	$128.3	$3.2	$573.2	$(358.5)	$214.7
Long-term Risk Management Assets	276.6	52.8	—	329.4	(88.1)	241.3
Total Assets	718.3	181.1	3.2	902.6	(446.6)	456.0

Current Risk Management Liabilities	318.2	23.4	—	341.6	(293.8)	47.8
Long-term Risk Management Liabilities	229.7	18.0	28.4	276.1	(59.8)	216.3
Total Liabilities	547.9	41.4	28.4	617.7	(353.6)	264.1

Total MTM Derivative Contract Net Assets (Liabilities)	$170.4	$139.7	$(25.2)	$284.9	$(93.0)	$191.9

	December 31, 2020
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets	$239.1	$21.1	$5.0	$265.2	$(170.5)	$94.7
Long-term Risk Management Assets	275.9	18.0	—	293.9	(51.7)	242.2
Total Assets	515.0	39.1	5.0	559.1	(222.2)	336.9

Current Risk Management Liabilities	193.0	54.4	3.4	250.8	(172.0)	78.8
Long-term Risk Management Liabilities	222.2	60.1	4.1	286.4	(53.6)	232.8
Total Liabilities	415.2	114.5	7.5	537.2	(225.6)	311.6

Total MTM Derivative Contract Net Assets (Liabilities)	$99.8	$(75.4)	$(2.5)	$21.9	$3.4	$25.3

AEP Texas

	June 30, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$1.0	$(1.0)	$—
Long-term Risk Management Assets	0.1	(0.1)	—
Total Assets	1.1	(1.1)	—

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$1.1	$(1.1)	$—

December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$0.4	$(0.4)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.4	(0.4)	—

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$0.4	$(0.4)	$—

APCo

	June 30, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$64.2	$(27.1)	$37.1
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.1	(0.1)	—
Total Assets	64.3	(27.2)	37.1

Other Current Liabilities - Current Risk Management Liabilities	33.2	(31.8)	1.4
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	—	—	—
Total Liabilities	33.2	(31.8)	1.4

Total MTM Derivative Contract Net Assets	$31.1	$4.6	$35.7

	December 31, 2020
			Gross Amounts
	Risk		of Risk	Gross Amounts	Net Amounts of Assets/
	Management	Hedging	Management	Offset in the	Liabilities Presented in
	Contracts –	Contracts –	Assets/Liabilities	Statement of	the Statement of
Balance Sheet Location	Commodity (a)	Interest Rate (a)	Recognized	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$38.8	$2.4	$41.2	$(18.8)	$22.4
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.7	—	0.7	(0.6)	0.1
Total Assets	39.5	2.4	41.9	(19.4)	22.5

Other Current Liabilities - Current Risk Management Liabilities	19.7	3.4	23.1	(18.5)	4.6
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.6	—	0.6	(0.5)	0.1
Total Liabilities	20.3	3.4	23.7	(19.0)	4.7

Total MTM Derivative Contract Net Assets (Liabilities)	$19.2	$(1.0)	$18.2	$(0.4)	$17.8

I&M

	June 30, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$25.9	$(18.2)	$7.7
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	—	—	—
Total Assets	25.9	(18.2)	7.7

Current Risk Management Liabilities	23.5	(22.4)	1.1
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	—	—	—
Total Liabilities	23.5	(22.4)	1.1

Total MTM Derivative Contract Net Assets	$2.4	$4.2	$6.6

	December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$17.2	$(13.6)	$3.6
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.5	(0.4)	0.1
Total Assets	17.7	(14.0)	3.7

Current Risk Management Liabilities	12.1	(12.0)	0.1
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.4	(0.3)	0.1
Total Liabilities	12.5	(12.3)	0.2

Total MTM Derivative Contract Net Assets (Liabilities)	$5.2	$(1.7)	$3.5

OPCo

	June 30, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.7	$(0.7)	$—
Long-term Risk Management Assets	0.1	(0.1)	—
Total Assets	0.8	(0.8)	—

Current Risk Management Liabilities	7.3	—	7.3
Long-term Risk Management Liabilities	98.2	—	98.2
Total Liabilities	105.5	—	105.5

Total MTM Derivative Contract Net Liabilities	$(104.7)	$(0.8)	$(105.5)

	December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.3	$(0.3)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.3	(0.3)	—

Current Risk Management Liabilities	8.7	—	8.7
Long-term Risk Management Liabilities	101.6	—	101.6
Total Liabilities	110.3	—	110.3

Total MTM Derivative Contract Net Liabilities	$(110.0)	$(0.3)	$(110.3)

PSO

	June 30, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$23.5	$(0.5)	$23.0
Long-term Risk Management Assets	—	—	—
Total Assets	23.5	(0.5)	23.0

Other Current Liabilities - Current Risk Management Liabilities	0.2	(0.1)	0.1
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.2	(0.1)	0.1

Total MTM Derivative Contract Net Assets (Liabilities)	$23.3	$(0.4)	$22.9

December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$10.5	$(0.2)	$10.3
Long-term Risk Management Assets	—	—	—
Total Assets	10.5	(0.2)	10.3

Other Current Liabilities - Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$10.5	$(0.2)	$10.3

SWEPCo

	June 30, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$14.9	$(0.9)	$14.0
Long-term Risk Management Assets	0.7	(0.1)	0.6
Total Assets	15.6	(1.0)	14.6

Current Risk Management Liabilities	0.4	(0.4)	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.4	(0.4)	—

Total MTM Derivative Contract Net Assets (Liabilities)	$15.2	$(0.6)	$14.6

	December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$3.4	$(0.2)	$3.2
Long-term Risk Management Assets	—	—	—
Total Assets	3.4	(0.2)	3.2

Current Risk Management Liabilities	0.7	—	0.7
Long-term Risk Management Liabilities	1.0	—	1.0
Total Liabilities	1.7	—	1.7

Total MTM Derivative Contract Net Assets (Liabilities)	$1.7	$(0.2)	$1.5

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

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on
Risk Management Contracts

	Three Months Ended June 30, 2021
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.1	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	16.5	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	—	—	—	—
Purchased Electricity for Resale	0.6	—	0.5	0.1	—	—	—
Other Operation	0.7	0.2	0.1	0.1	0.1	0.1	0.1
Maintenance	0.8	0.3	0.1	—	0.1	—	0.1
Regulatory Assets (a)	(7.0)	—	—	(5.1)	(1.2)	—	0.5
Regulatory Liabilities (a)	55.1	0.2	11.3	3.4	2.2	15.0	19.6
Total Gain (Loss) on Risk Management Contracts	$66.8	$0.7	$12.1	$(1.5)	$1.2	$15.1	$20.3

	Three Months Ended June 30, 2020
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(0.1)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	9.9	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	(0.1)	—	—	—	0.1
Purchased Electricity for Resale	0.8	—	0.7	—	—	—	—
Other Operation	(0.8)	(0.2)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Maintenance	(1.2)	(0.3)	(0.1)	(0.1)	(0.2)	(0.2)	(0.2)
Regulatory Assets (a)	17.5	0.7	8.4	0.3	4.1	0.3	1.3
Regulatory Liabilities (a)	52.7	—	19.7	3.0	3.2	12.7	9.5
Total Gain on Risk Management Contracts	$78.8	$0.2	$28.5	$3.1	$7.0	$12.7	$10.6

	Six Months Ended June 30, 2021
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.3	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	16.1	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.3	—	—	—	—
Purchased Electricity for Resale	1.0	—	0.9	0.1	—	—	—
Other Operation	1.0	0.3	0.1	0.1	0.2	0.1	0.1
Maintenance	1.3	0.4	0.2	0.1	0.2	0.1	0.2
Regulatory Assets (a)	(0.6)	—	—	(6.0)	5.4	—	1.3
Regulatory Liabilities (a)	77.1	0.6	14.7	0.2	5.1	26.2	25.8
Total Gain (Loss) on Risk Management Contracts	$96.2	$1.3	$16.2	$(5.5)	$10.9	$26.4	$27.4

	Six Months Ended June 30, 2020
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.3	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(0.4)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	0.1	—	—	0.1
Purchased Electricity for Resale	0.9	—	0.8	—	—	—	—
Other Operation	(1.0)	(0.3)	(0.1)	(0.1)	(0.2)	(0.1)	(0.1)
Maintenance	(1.4)	(0.4)	(0.2)	(0.1)	(0.2)	(0.2)	(0.2)
Regulatory Assets (a)	(16.4)	(0.5)	(0.5)	(0.4)	(14.3)	(0.2)	(0.7)
Regulatory Liabilities (a)	63.9	—	12.4	6.2	6.7	20.8	12.8
Total Gain (Loss) on Risk Management Contracts	$45.9	$(1.2)	$12.5	$5.7	$(8.0)	$20.3	$11.9

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
Long-term Debt (a) (b)	$(967.4)	$(995.9)	$(24.2)	$(51.7)

(a)Amounts included on the balance sheets within Long-term Debt Due within One Year and Long-term Debt, respectively.
(b)Amounts include $(49) million and $(53) million as of June 30, 2021 and December 31, 2020, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$9.5	$0.1	$(23.7)	$42.6
Fair Value Portion of Long-term Debt (a)	(9.5)	(0.1)	23.7	(42.6)

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three and six months ended June 30, 2021 and 2020, AEP applied cash flow hedging to outstanding power derivatives. During the three and six months ended June 30, 2021 and 2020, the Registrant Subsidiaries did not apply cash flow hedging to outstanding power derivatives.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three and six months ended June 30, 2021 and 2020, AEP and APCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	June 30, 2021		December 31, 2020
	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AOCI Gain (Loss) Net of Tax	$110.3	$(32.2)	$(60.6)	$(47.5)
Portion Expected to be Reclassed to Net Income During the Next Twelve Months	82.9	(4.7)	(27.1)	(5.7)

As of June 30, 2021 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 117 months and 114 months for commodity and interest rate hedges, respectively.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	June 30, 2021		December 31, 2020
	Interest Rate
		Expected to be		Expected to be
		Reclassified to		Reclassified to
		Net Income During		Net Income During
	AOCI Gain (Loss)	the Next	AOCI Gain (Loss)	the Next
Company	Net of Tax	Twelve Months	Net of Tax	Twelve Months
	(in millions)
AEP Texas	$(1.8)	$(1.1)	$(2.3)	$(1.1)
APCo	8.0	0.8	(0.8)	0.4
I&M	(7.4)	(1.6)	(8.3)	(1.6)
PSO	—	—	0.1	0.1
SWEPCo	0.5	(0.8)	(0.3)	(1.5)

Amounts for OPCo are immaterial as of June 30, 2021 and December 31, 2020, respectively.

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

Collateral Triggering Events

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  AEP had six derivative contracts with collateral triggering events in a net liability position as of June 30, 2021, with a total exposure of $8 million. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of June 30, 2021. The Registrants had no derivative contracts with collateral triggering events in a net liability position as of December 31, 2020.

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

	June 30, 2021
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$118.4	$—	$70.2
APCo	0.6	—	—
I&M	0.4	—	—
SWEPCo	—	—	—

	December 31, 2020
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$188.4	$—	$169.2
APCo	4.3	—	3.5
I&M	0.5	—	0.1
SWEPCo	1.8	—	1.8

Warrants Held in Investee (Applies to AEP)

AEP holds an investment in ChargePoint, which completed an initial public offering (IPO) in February 2021 via a reverse merger with a public special purpose acquisition company. Before the IPO, AEP’s interests in ChargePoint consisted of a noncontrolling equity interest of preferred shares, which were accounted for at their historical cost of $8 million as of December 31, 2020, and common share warrants. After the IPO, AEP’s interests in ChargePoint consisted of a noncontrolling equity interest of common shares, which were accounted for at their fair value of $46 million as of June 30, 2021, and common share warrants. AEP recorded an unrealized gain of $11 million and $38 million associated with the common shares for the three and six months ended June 30, 2021, respectively, presented in Other Income (Expense) on AEP’s statements of income.

Management has determined the common share warrants are derivative instruments based on the accounting guidance for “Derivatives and Hedging”. As of June 30, 2021 and December 31, 2020, the warrants were valued at $26 million and $32 million, respectively, and were recorded in Deferred Charges and Other Noncurrent Assets on AEP’s balance sheets. AEP recognized an unrealized gain (loss) of $4 million and $(6) million associated with the warrants for the three and six months ended June 30, 2021, respectively, presented in Other Income (Expense) on AEP’s statements of income.

Management utilized a Black-Scholes options pricing model to value the warrants as of June 30, 2021 and December 31, 2020. The valuation contemplated a liquidity adjustment that resulted in the overall fair value of the warrants being categorized as Level 3 in the fair value hierarchy as of December 31, 2020. After the IPO, there was an observable publicly traded stock price to use in the Black-Scholes options pricing model, which resulted in the warrants being categorized as Level 2 as of June 30, 2021. The common shares are also categorized as Level 2 as management applied a discount to the shares due to a six month lock-up agreement post IPO. After the six month lock-up period, the common shares will be valued as Level 1 based on the publicly traded share prices. See “Fair Value Measurements of Financial Assets and Liabilities” section of Note 10 for additional information.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	June 30, 2021		December 31, 2020
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP (a)	$33,117.8	$37,826.2	$31,072.5	$37,457.0
AEP Texas	5,226.0	5,809.5	4,820.4	5,682.6
AEPTCo	3,949.3	4,667.9	3,948.5	4,984.3
APCo	4,949.8	6,129.7	4,834.1	6,391.8
I&M	3,255.0	3,850.6	3,029.9	3,775.3
OPCo	2,876.8	3,419.0	2,430.2	3,154.9
PSO	1,623.8	1,883.6	1,373.8	1,732.1
SWEPCo	3,130.7	3,563.5	2,636.4	3,210.1

(a)The fair value amounts include debt related to AEP’s Equity Units and had a fair value of $1.7 billion and $1.7 billion as of June 30, 2021 and December 31, 2020, respectively. See “Equity Units” section of Note 12 for additional information.

Fair Value Measurements of Other Temporary Investments (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments:

	June 30, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash and Other Cash Deposits (a)	$80.2	$—	$—	$80.2
Fixed Income Securities – Mutual Funds (b)	129.0	2.1	—	131.1
Equity Securities – Mutual Funds	22.7	34.7	—	57.4
Total Other Temporary Investments	$231.9	$36.8	$—	$268.7

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash and Other Cash Deposits (a)	$68.3	$—	$—	$68.3
Fixed Income Securities – Mutual Funds (b)	120.7	2.8	—	123.5
Equity Securities – Mutual Funds	25.9	28.7	—	54.6
Total Other Temporary Investments	$214.9	$31.5	$—	$246.4

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Proceeds from Investment Sales	$3.6	$7.6	$9.1	$30.8
Purchases of Investments	12.4	10.3	13.1	17.0
Gross Realized Gains on Investment Sales	1.1	0.2	1.2	2.2
Gross Realized Losses on Investment Sales	—	0.1	—	0.2

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

The following is a summary of nuclear trust fund investments:

	June 30, 2021			December 31, 2020
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$35.6	$—	$—	$25.8	$—	$—
Fixed Income Securities:
United States Government	1,155.8	68.9	(12.5)	1,025.6	98.5	(7.1)
Corporate Debt	87.3	7.1	(2.6)	86.3	9.6	(1.7)
State and Local Government	58.9	0.2	(0.6)	114.3	0.9	(0.4)
Subtotal Fixed Income Securities	1,302.0	76.2	(15.7)	1,226.2	109.0	(9.2)
Equity Securities - Domestic (a)	2,274.8	1,648.2	—	2,054.7	1,400.8	—
Spent Nuclear Fuel and Decommissioning Trusts	$3,612.4	$1,724.4	$(15.7)	$3,306.7	$1,509.8	$(9.2)

(a)Amount reported as Gross Unrealized Gains includes unrealized gains of $1.7 billion and $1.4 billion and unrealized losses of $3 million and $9 million as of June 30, 2021 and December 31, 2020, respectively.

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Proceeds from Investment Sales	$802.7	$328.1	$1,122.7	$940.5
Purchases of Investments	812.8	345.4	1,149.7	971.4
Gross Realized Gains on Investment Sales	83.3	11.1	88.7	22.0
Gross Realized Losses on Investment Sales	1.3	7.7	5.5	24.7

The base cost of fixed income securities was $1.2 billion and $1.1 billion as of June 30, 2021 and December 31, 2020, respectively.  The base cost of equity securities was $627 million and $654 million as of June 30, 2021 and December 31, 2020, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of June 30, 2021 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$331.4
After 1 year through 5 years	415.7
After 5 years through 10 years	263.0
After 10 years	291.9
Total	$1,302.0

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments
Restricted Cash and Other Cash Deposits (a)	$59.1	$—	$—	$21.1	$80.2
Fixed Income Securities – Mutual Funds	131.1	—	—	—	131.1
Equity Securities – Mutual Funds (b)	57.4	—	—	—	57.4
Total Other Temporary Investments	247.6	—	—	21.1	268.7

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	4.8	478.1	224.3	(400.1)	307.1
Cash Flow Hedges:
Commodity Hedges (c)	—	158.7	16.9	(29.9)	145.7
Fair Value Hedges	—	3.2	—	—	3.2
Total Risk Management Assets	4.8	640.0	241.2	(430.0)	456.0

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	28.0	—	—	7.6	35.6
Fixed Income Securities:
United States Government	—	1,155.8	—	—	1,155.8
Corporate Debt	—	87.3	—	—	87.3
State and Local Government	—	58.9	—	—	58.9
Subtotal Fixed Income Securities	—	1,302.0	—	—	1,302.0
Equity Securities – Domestic (b)	2,274.8	—	—	—	2,274.8
Total Spent Nuclear Fuel and Decommissioning Trusts	2,302.8	1,302.0	—	7.6	3,612.4

Other Investments (h)	—	72.5	—	—	72.5

Total Assets	$2,555.2	$2,014.5	$241.2	$(401.3)	$4,409.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$2.5	$395.2	$139.1	$(307.1)	$229.7
Cash Flow Hedges:
Commodity Hedges (c)	—	35.0	0.9	(29.9)	6.0
Fair Value Hedges	—	28.4	—	—	28.4
Total Risk Management Liabilities	$2.5	$458.6	$140.0	$(337.0)	$264.1

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments
Restricted Cash and Other Cash Deposits (a)	$57.8	$—	$—	$10.5	$68.3
Fixed Income Securities – Mutual Funds	123.5	—	—	—	123.5
Equity Securities – Mutual Funds (b)	54.6	—	—	—	54.6
Total Other Temporary Investments	235.9	—	—	10.5	246.4

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	0.9	258.8	252.4	(190.0)	322.1
Cash Flow Hedges:
Commodity Hedges (c)	—	34.4	3.9	(28.5)	9.8
Interest Rate Hedges	—	2.4	—	—	2.4
Fair Value Hedges	—	2.6	—	—	2.6
Total Risk Management Assets	0.9	298.2	256.3	(218.5)	336.9

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	16.8	—	—	9.0	25.8
Fixed Income Securities:
United States Government	—	1,025.6	—	—	1,025.6
Corporate Debt	—	86.3	—	—	86.3
State and Local Government	—	114.3	—	—	114.3
Subtotal Fixed Income Securities	—	1,226.2	—	—	1,226.2
Equity Securities – Domestic (b)	2,054.7	—	—	—	2,054.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,071.5	1,226.2	—	9.0	3,306.7

Other Investments (h)	—	—	31.8	—	31.8

Total Assets	$2,308.3	$1,524.4	$288.1	$(199.0)	$3,921.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$0.9	$244.2	$167.2	$(193.4)	$218.9
Cash Flow Hedges:
Commodity Hedges (c)	—	106.1	7.6	(28.5)	85.2
Interest Rate Hedges	—	3.4	—	—	3.4
Fair Value Hedges	—	4.1	—	—	4.1
Total Risk Management Liabilities	$0.9	$357.8	$174.8	$(221.9)	$311.6

AEP Texas
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$27.9	$—	$—	$—	$27.9

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1.1	—	(1.1)	—

Total Assets	$27.9	$1.1	$—	$(1.1)	$27.9

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$28.7	$—	$—	$—	$28.7

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.4	—	(0.4)	—

Total Assets	$28.7	$0.4	$—	$(0.4)	$28.7

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$19.1		$—	$—	$19.1

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	27.0	37.3	(27.2)	37.1

Total Assets	$19.1	$27.0	$37.3	$(27.2)	$56.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$32.5	$0.7	$(31.8)	$1.4

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$16.9	$—	$—	$—	$16.9

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	19.4	19.9	(19.2)	20.1
Cash Flow Hedges:
Interest Rate Hedges	—	2.4	—	—	2.4
Total Risk Management Assets	—	21.8	19.9	(19.2)	22.5

Total Assets	$16.9	$21.8	$19.9	$(19.2)	$39.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$19.5	$0.6	$(18.8)	$1.3
Cash Flow Hedges:
Interest Rate Hedges	—	3.4	—	—	3.4
Total Risk Management Liabilities	$—	$22.9	$0.6	$(18.8)	$4.7

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$17.0	$8.9	$(18.2)	$7.7

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	28.0	—	—	7.6	35.6
Fixed Income Securities:
United States Government	—	1,155.8	—	—	1,155.8
Corporate Debt	—	87.3	—	—	87.3
State and Local Government	—	58.9	—	—	58.9
Subtotal Fixed Income Securities	—	1,302.0	—	—	1,302.0
Equity Securities - Domestic (b)	2,274.8	—	—	—	2,274.8
Total Spent Nuclear Fuel and Decommissioning Trusts	2,302.8	1,302.0	—	7.6	3,612.4

Total Assets	$2,302.8	$1,319.0	$8.9	$(10.6)	$3,620.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$21.9	$1.6	$(22.4)	$1.1

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$15.1	$2.5	$(13.9)	$3.7

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	16.8	—	—	9.0	25.8
Fixed Income Securities:
United States Government	—	1,025.6	—	—	1,025.6
Corporate Debt	—	86.3	—	—	86.3
State and Local Government	—	114.3	—	—	114.3
Subtotal Fixed Income Securities	—	1,226.2	—	—	1,226.2
Equity Securities - Domestic (b)	2,054.7	—	—	—	2,054.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,071.5	1,226.2	—	9.0	3,306.7

Total Assets	$2,071.5	$1,241.3	$2.5	$(4.9)	$3,310.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$12.0	$0.4	$(12.2)	$0.2

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.7	$—	$(0.7)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$105.4	$0.1	$105.5

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$—	$(0.3)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$110.3	$—	$110.3

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.4	$23.1	$(0.5)	$23.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.2	$(0.1)	$0.1

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.2	$10.3	$(0.2)	$10.3

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.6	$15.0	$(1.0)	$14.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.4	$(0.4)	$—

December 31, 2020

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$3.3	$(0.2)	$3.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$1.7	$—	$1.7

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
(d)The June 30, 2021 maturity of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $2 million in periods 2022-2024; Level 2 matures $11 million in 2021, $37 million in periods 2022-2024, $22 million in periods 2025-2026 and $13 million in periods 2027-2033; Level 3 matures $96 million in 2021, $12 million in periods 2022-2024, $4 million in periods 2025-2026 and $(27) million in periods 2027-2033.  Risk management commodity contracts are substantially comprised of power contracts.
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

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended June 30, 2021	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of March 31, 2021	$41.8	$6.6	$0.7	$(104.0)	$5.5	$0.5
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	18.6	6.2	0.4	1.7	4.8	3.1
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(10.6)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	15.4	—	—	—	—	—
Settlements	(34.5)	(13.0)	(1.2)	0.6	(10.3)	(4.5)
Transfers into Level 3 (d) (e)	(0.8)	—	—	—	—	—
Transfers out of Level 3 (e)	(19.1)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	90.4	36.8	7.4	(3.7)	22.9	15.5
Balance as of June 30, 2021	$101.2	$36.6	$7.3	$(105.4)	$22.9	$14.6

Three Months Ended June 30, 2020	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of March 31, 2020	$42.5	$6.6	$2.1	$(120.9)	$6.3	$(2.5)
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	39.1	23.5	2.8	—	3.9	0.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(17.2)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	22.0	—	—	—	—	—
Settlements	(54.7)	(28.9)	(4.1)	2.6	(10.2)	(2.4)
Transfers out of Level 3 (e)	(0.2)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	80.1	35.3	3.7	0.9	23.8	7.4
Balance as of June 30, 2020	$111.6	$36.5	$4.5	$(117.4)	$23.8	$3.3

Six Months Ended June 30, 2021	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2020	$113.3	$19.3	$2.1	$(110.3)	$10.3	$1.6
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	78.3	38.9	0.4	0.1	16.1	9.5
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(66.8)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	18.5	—	—	—	—	—
Settlements	(110.6)	(58.4)	(2.6)	4.9	(26.4)	(12.0)
Transfers into Level 3 (d) (e)	(0.2)	—	—	—	—	—
Transfers out of Level 3 (e)	(25.6)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	94.3	36.8	7.4	(0.1)	22.9	15.5
Balance as of June 30, 2021	$101.2	$36.6	$7.3	$(105.4)	$22.9	$14.6

Six Months Ended June 30, 2020	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2019	$109.9	$37.7	$5.8	$(103.6)	$15.8	$1.4
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	38.2	12.9	2.3	(0.9)	11.9	2.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(6.4)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	18.3	—	—	—	—	—
Settlements	(113.7)	(50.8)	(8.1)	5.1	(27.6)	(7.6)
Transfers into Level 3 (d) (e)	(0.6)	—	—	—	—	—
Transfers out of Level 3 (e)	4.3	0.7	0.4	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	61.6	36.0	4.1	(18.0)	23.7	6.7
Balance as of June 30, 2020	$111.6	$36.5	$4.5	$(117.4)	$23.8	$3.3

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

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

AEP
Significant Unobservable Inputs
June 30, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$141.7	$134.8	Discounted Cash Flow	Forward Market Price (a) (c)	$0.05	$96.20	$31.99
Natural Gas Contracts	3.1	—	Discounted Cash Flow	Forward Market Price (b) (c)	2.28	3.82	3.14
FTRs	96.4	5.2	Discounted Cash Flow	Forward Market Price (a) (c)	(18.06)	12.15	0.22
Total	$241.2	$140.0

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$213.5	$169.7	Discounted Cash Flow	Forward Market Price (a) (c)	$5.33	$100.47	$32.73
Natural Gas Contracts	—	1.7	Discounted Cash Flow	Forward Market Price (b) (c)	2.18	2.77	2.40
FTRs	42.8	3.4	Discounted Cash Flow	Forward Market Price (a) (c)	(15.08)	9.66	0.19
Other Investments	31.8	—	Black-Scholes Model	Liquidity Adjustment (d)	10%	20%	15%
Total	$288.1	$174.8

APCo
Significant Unobservable Inputs
June 30, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$0.3	$0.7	Discounted Cash Flow	Forward Market Price	$16.26	$55.49	$32.70
FTRs	37.0	—	Discounted Cash Flow	Forward Market Price	(0.22)	9.04	1.05
Total	$37.3	$0.7

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$1.0	$0.6	Discounted Cash Flow	Forward Market Price	$10.84	$41.09	$25.08
FTRs	18.9	—	Discounted Cash Flow	Forward Market Price	0.04	5.61	1.13
Total	$19.9	$0.6

I&M
Significant Unobservable Inputs
June 30, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$0.1	$0.4	Discounted Cash Flow	Forward Market Price	$16.26	$55.49	$32.70
FTRs	8.8	1.2	Discounted Cash Flow	Forward Market Price	(1.03)	5.56	0.55
Total	$8.9	$1.6

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$0.6	$0.3	Discounted Cash Flow	Forward Market Price	$10.84	$41.09	$25.08
FTRs	1.9	0.1	Discounted Cash Flow	Forward Market Price	(1.96)	3.69	0.33
Total	$2.5	$0.4

OPCo
Significant Unobservable Inputs
June 30, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$105.4	Discounted Cash Flow	Forward Market Price	$10.58	$49.85	$27.10

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$110.3	Discounted Cash Flow	Forward Market Price	$16.19	$46.98	$28.30

PSO
Significant Unobservable Inputs
June 30, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$23.1	$0.2	Discounted Cash Flow	Forward Market Price	$(10.36)	$0.62	$(2.03)

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$10.3	$—	Discounted Cash Flow	Forward Market Price	$(6.93)	$0.48	$(1.93)

SWEPCo
Significant Unobservable Inputs
June 30, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$3.1	$—	Discounted Cash Flow	Forward Market Price (b)	$2.70	$3.82	$3.15
FTRs	11.9	0.4	Discounted Cash Flow	Forward Market Price (a)	(10.36)	0.62	(2.03)
Total	$15.0	$0.4

December 31, 2020

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$—	$1.7	Discounted Cash Flow	Forward Market Price (b)	$2.18	$2.77	$2.41
FTRs	3.3	—	Discounted Cash Flow	Forward Market Price (a)	(6.93)	0.48	(1.93)
Total	$3.3	$1.7

(a)Represents market prices in dollars per MWh.
(b)Represents market prices in dollars per MMBtu.
(c)The weighted average is the product of the forward market price of the underlying commodity and volume weighted by term.
(d)Represents percentage discount applied to the publically available share price.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts, Natural Gas Contracts, FTRs and Other Investments for the Registrants as of June 30, 2021 and December 31, 2020:

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

The ETR for each of the Registrants are included in the following tables:

	Three Months Ended June 30, 2021
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	0.8%	(0.4)%	2.6%	0.9%	1.6%	0.7%	4.4%	1.9%
Tax Reform Excess ADIT Reversal	(9.1)%	(7.9)%	0.3%	(11.8)%	(20.4)%	(8.6)%	(20.1)%	(1.9)%
Production and Investment Tax Credits	(4.7)%	(0.3)%	—%	—%	(3.3)%	—%	(6.8)%	(1.4)%
Flow Through	0.4%	0.4%	0.4%	3.3%	(5.8)%	1.0%	0.8%	0.5%
AFUDC Equity	(1.2)%	(0.9)%	(1.7)%	(0.5)%	(2.2)%	(0.9)%	(0.7)%	(0.8)%
Parent Company Loss Benefit	—%	(0.7)%	(1.7)%	1.0%	(1.7)%	—%	—%	(1.9)%
Discrete Tax Adjustments	2.9%	—%	—%	—%	—%	—%	(2.6)%	—%
Other	(0.5)%	(0.2)%	(0.1)%	—%	(0.5)%	(0.1)%	(0.1)%	(1.2)%
Effective Income Tax Rate	9.6%	11.0%	20.8%	13.9%	(11.3)%	13.1%	(4.1)%	16.2%

	Three Months Ended June 30, 2020
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	2.7%	1.8%	2.9%	3.2%	3.6%	0.7%	4.6%	2.1%
Tax Reform Excess ADIT Reversal	(16.4)%	(57.9)%	0.4%	(32.5)%	(12.6)%	(9.3)%	(20.9)%	(6.3)%
Production and Investment Tax Credits	(4.6)%	(0.5)%	—%	—%	(1.2)%	—%	(1.2)%	(0.4)%
Flow Through	0.5%	0.2%	0.5%	1.9%	0.1%	0.9%	0.3%	(1.2)%
AFUDC Equity	(1.5)%	(3.3)%	(2.6)%	(1.3)%	(0.7)%	(0.8)%	(0.6)%	(0.3)%
Parent Company Loss Benefit	—%	0.2%	(0.8)%	(2.9)%	(3.3)%	(0.4)%	(1.8)%	(1.7)%
Other	0.7%	—%	(0.6)%	(0.2)%	—%	0.1%	0.1%	(1.3)%
Effective Income Tax Rate	2.4%	(38.5)%	20.8%	(10.8)%	6.9%	12.2%	1.5%	11.9%

	Six Months Ended June 30, 2021
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	1.6%	0.3%	2.7%	2.4%	1.4%	0.7%	4.4%	0.3%
Tax Reform Excess ADIT Reversal	(9.1)%	(7.9)%	0.3%	(15.7)%	(19.0)%	(9.1)%	(19.9)%	(4.3)%
Production and Investment Tax Credits	(5.1)%	(0.3)%	—%	—%	(2.3)%	—%	(6.6)%	(3.7)%
Flow Through	0.3%	0.3%	0.3%	2.2%	(3.0)%	1.1%	0.8%	(0.2)%
AFUDC Equity	(1.1)%	(1.1)%	(1.7)%	(0.9)%	(1.0)%	(1.0)%	(0.7)%	(0.6)%
Parent Company Loss Benefit	—%	(0.4)%	(1.8)%	(1.4)%	(2.1)%	—%	—%	(0.8)%
Discrete Tax Adjustments	1.7%	—%	—%	—%	—%	(1.8)%	(2.8)%	—%
Other	(0.2)%	—%	—%	0.1%	(0.3)%	(0.1)%	—%	(0.4)%
Effective Income Tax Rate	9.1%	11.9%	20.8%	7.7%	(5.3)%	10.8%	(3.8)%	11.3%

	Six Months Ended June 30, 2020
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	2.6%	1.7%	2.9%	3.1%	3.4%	0.7%	4.6%	2.2%
Tax Reform Excess ADIT Reversal	(12.8)%	(30.4)%	0.4%	(20.2)%	(16.7)%	(9.7)%	(20.3)%	(17.0)%
Production and Investment Tax Credits	(4.4)%	(0.4)%	—%	—%	(1.6)%	—%	(1.1)%	(0.4)%
Flow Through	0.5%	0.1%	0.5%	1.6%	0.2%	0.9%	0.2%	(1.1)%
AFUDC Equity	(1.5)%	(2.9)%	(2.6)%	(1.1)%	(0.9)%	(0.9)%	(0.6)%	(0.3)%
Parent Company Loss Benefit	—%	—%	(0.9)%	(3.1)%	(3.7)%	(0.3)%	(1.7)%	(1.8)%
Discrete Tax Adjustments	—%	—%	—%	—%	1.6%	—%	—%	—%
Other	0.1%	0.1%	(0.2)%	—%	(0.1)%	0.1%	0.1%	(0.3)%
Effective Income Tax Rate	5.5%	(10.8)%	21.1%	1.3%	3.2%	11.8%	2.2%	2.3%

Federal and State Income Tax Audit Status

The statute of limitations for the IRS to examine AEP and subsidiaries originally filed federal return has expired for tax years 2016 and earlier. In the third quarter of 2019, AEP and subsidiaries elected to amend the 2014 and 2015 federal returns. In the first quarter of 2020, the IRS notified AEP that it was beginning an examination of these amended returns, including the net operating losses (NOL) carryback to 2015 that originated in the 2017 return. As of June 30, 2021, the IRS has not challenged any items on these returns and the IRS is limited in their proposed adjustments to the amount AEP claimed on the amended returns. AEP has agreed to extend the statute of limitations on the 2017 tax return to December 31, 2022 to allow time for the audit to be completed and the Congressional Joint Committee on Taxation to approve the associated refund claim.

AEP and subsidiaries file income tax returns in various state and local jurisdictions. These taxing authorities routinely examine the tax returns, and AEP and subsidiaries are currently under examination in several state and local jurisdictions. The Registrants are no longer subject to state or local examinations by tax authorities for years before 2012. In addition, management is monitoring and continues to evaluate the potential impact of federal legislation and corresponding state conformity.

Federal Legislation

In March 2020, the CARES Act was signed into law. The CARES Act includes tax relief provisions including a 5-year NOL carryback from years 2018-2020. In the third quarter of 2020, AEP requested a $95 million refund of taxes paid in 2014 under the 5-year NOL carryback provision of the CARES Act. AEP carried back a NOL generated on the 2019 Federal income tax return at a 21% federal corporate income tax rate to the 2014 Federal income tax return at a 35% corporate income tax rate. As a result of the change in the corporate income tax rates between the two periods, AEP realized a tax benefit of $48 million primarily at the Generation & Marketing segment in 2020. Management expects to receive the $95 million refund in the third quarter of 2021.

State Legislation

In April 2021, West Virginia enacted House Bill (H.B.) 2026. H.B. 2026 changes the state income tax apportionment formula from a ratio that includes property, payroll and sales to a single sales factor apportionment regime effective for tax years beginning on or after January 1, 2022. H.B. 2026 also eliminates the “throw out” rule related to sales of tangible personal property for sales factor apportionment calculation purposes and introduces a market-based sourcing for sales of services and intangible property. In the second quarter of 2021, AEP recorded $20 million in Income Tax Expense as a result of remeasuring West Virginia deferred taxes under the new apportionment methodology. The enacted legislation does not impact AEP Texas, PSO or SWEPCo.

In May 2021, Oklahoma enacted House Bill (H.B.) 2960. H.B. 2960 reduces the Oklahoma corporate income tax rate from 6% to 4%. In the second quarter of 2021, AEP recorded a $1 million Income Tax Benefit as a result of remeasuring Oklahoma deferred taxes at the lowered statutory tax rate of 4%. The enacted legislation does not impact APCo, I&M or OPCo.

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

At-the-Market (ATM) Program

In 2020, AEP filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which AEP may sell, from time to time, up to an aggregate of $1 billion of its common stock through an ATM offering program, including an equity forward sales component. The compensation paid to the selling agents by AEP may be up to 2% of the gross offering proceeds of the shares. For the six months ended June 30, 2021, AEP issued 2,355,305 shares of common stock and received net cash proceeds of $195 million under the ATM program.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding, net of issuance costs and premiums or discounts:

Type of Debt	June 30, 2021	December 31, 2020
	(in millions)
Senior Unsecured Notes	$26,778.5	$25,116.1
Pollution Control Bonds	1,880.2	1,936.7
Notes Payable	260.7	239.1
Securitization Bonds	663.7	716.4
Spent Nuclear Fuel Obligation (a)	281.2	281.2
Junior Subordinated Notes (b)	1,628.0	1,624.1
Other Long-term Debt	1,625.5	1,158.9
Total Long-term Debt Outstanding	33,117.8	31,072.5
Long-term Debt Due Within One Year	2,458.5	2,086.1
Long-term Debt	$30,659.3	$28,986.4

(a)Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for SNF disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. Trust fund assets related to this obligation were $327 million and $324 million as of June 30, 2021 and December 31, 2020, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.
(b)See “Equity Units” section below for additional information.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first six months of 2021 are shown in the following tables:

		Principal	Interest
Company	Type of Debt	Amount (a)	Rate	Due Date
Issuances:		(in millions)	(%)
AEP Texas	Senior Unsecured Notes	$450.0	3.45	2051
APCo	Senior Unsecured Notes	500.0	2.70	2031
I&M	Notes Payable	64.9	0.93	2025
I&M	Senior Unsecured Notes	450.0	3.25	2051
OPCo	Senior Unsecured Notes	450.0	1.63	2031
PSO	Other Long-term Debt	500.0	Variable	2022
SWEPCo	Senior Unsecured Notes	500.0	1.65	2026

Non-Registrant:
KPCo	Other Long-term Debt	150.0	Variable	2023
Transource Energy	Other Long-term Debt	17.8	Variable	2023
Total Issuances		$3,082.7

(a)Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

		Principal	Interest
Company	Type of Debt	Amount Paid	Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP Texas	Securitization Bonds	$29.7	2.85	2024
AEP Texas	Securitization Bonds	11.2	2.06	2025
APCo	Senior Unsecured Notes	350.0	4.60	2021
APCo	Pollution Control Bonds	17.5	4.63	2021
APCo	Securitization Bonds	12.5	2.01	2023
I&M	Notes Payable	1.9	Variable	2021
I&M	Other Long-term Debt	200.0	Variable	2021
I&M	Pollution Control Bonds	40.0	2.05	2021
I&M	Notes Payable	3.0	Variable	2022
I&M	Notes Payable	4.2	Variable	2022
I&M	Notes Payable	9.6	Variable	2023
I&M	Notes Payable	9.0	Variable	2024
I&M	Other Long-term Debt	1.0	6.00	2025
I&M	Notes Payable	13.0	Variable	2025
I&M	Notes Payable	1.0	0.93	2025
OPCo	Other Long-term Debt	0.1	1.15	2028
PSO	Senior Unsecured Notes	250.0	4.40	2021
PSO	Other Long-term Debt	0.3	3.00	2027
SWEPCo	Other Long-term Debt	1.5	4.68	2028
SWEPCo	Notes Payable	1.6	4.58	2032

Non-Registrant:
KPCo	Senior Unsecured Notes	39.8	7.25	2021
Transource Energy	Senior Unsecured Notes	1.2	2.75	2050
Total Retirements and Principal Payments		$998.1

As of June 30, 2021, trustees held, on behalf of I&M, $40 million of its reacquired Pollution Control Bonds.

Long-term Debt Subsequent Events

In July 2021, I&M retired $8 million of Notes Payable related to DCC Fuel.

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

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 2.5% of consolidated tangible net assets as of June 30, 2021. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

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

Corporate Borrowing Program - AEP System (Applies to all Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries. The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP. The AEP System Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC. The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of June 30, 2021 and December 31, 2020 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets. The Utility Money Pool participants’ activity and corresponding authorized borrowing limits for the six months ended June 30, 2021 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings) from	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	June 30, 2021	Limit
	(in millions)
AEP Texas	$355.5	$104.7	$234.7	$73.1	$47.4	$500.0
AEPTCo	357.7	10.6	260.7	1.9	(257.8)	820.0	(a)
APCo	27.8	616.9	13.2	136.0	91.7	500.0
I&M	166.5	368.2	117.5	58.1	99.9	500.0
OPCo	259.2	222.4	59.5	102.6	(56.3)	500.0
PSO	267.7	210.1	156.1	122.0	(135.1)	300.0
SWEPCo	280.3	156.4	170.6	142.0	(122.0)	350.0

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of June 30, 2021 and December 31, 2020 are included in Advances to Affiliates on the subsidiaries’ balance sheets. The Nonutility Money Pool participants’ activity for the six months ended June 30, 2021 is described in the following table:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	June 30, 2021
	(in millions)
AEP Texas	$7.1	$6.9	$6.9
SWEPCo	2.1	2.1	2.1

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to and borrowings from AEP as of June 30, 2021 and December 31, 2020 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct borrowing and lending activity with AEP and corresponding authorized borrowing limit for the six months ended June 30, 2021 are described in the following table:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	June 30, 2021	June 30, 2021	Borrowing Limit
(in millions)
$1.5	$224.2	$1.2	$148.5	$1.4	$107.5	$50.0	(a)

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Six Months Ended June 30,
	2021	2020
Maximum Interest Rate	0.40%	2.70%
Minimum Interest Rate	0.25%	0.33%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate for Funds		Average Interest Rate for Funds
	Borrowed from the Utility Money Pool		Loaned to the Utility Money Pool
	for Six Months Ended June 30,		for Six Months Ended June 30,
Company	2021	2020	2021	2020
AEP Texas	0.33%	1.55%	0.36%	1.97%
AEPTCo	0.33%	1.94%	0.34%	2.06%
APCo	0.28%	2.14%	0.36%	1.62%
I&M	0.32%	1.80%	0.35%	1.87%
OPCo	0.34%	1.80%	0.29%	2.06%
PSO	0.34%	1.71%	0.28%	1.95%
SWEPCo	0.32%	1.87%	0.38%	—%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	0.40%	0.25%	0.33%	2.70%	0.33%	1.87%
SWEPCo	0.40%	0.25%	0.33%	2.70%	0.33%	1.87%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Six Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
June 30,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2021	0.86%	0.25%	0.86%	0.25%	0.33%	0.33%
2020	2.70%	0.50%	2.70%	0.50%	1.88%	1.86%

Short-term Debt (Applies to AEP and SWEPCo)

Outstanding short-term debt was as follows:

		June 30, 2021		December 31, 2020
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(dollars in millions)
AEP	Securitized Debt for Receivables (b)	$578.2	0.20%	$592.0	0.85%
AEP	Commercial Paper	2,049.8	0.27%	1,852.3	0.29%
AEP	364-Day Term Loan	500.0	0.74%	—	—%
SWEPCo	Notes Payable	—	—%	35.0	2.55%
	Total Short-term Debt	$3,128.0		$2,479.3

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

In March 2021, AEP Credit amended its receivables securitization agreement to extend trigger levels established in October 2020 and to also provide a step down approach to these levels as management continues to monitor the accounts receivable balances across the affiliated utility subsidiaries in response to the COVID-19 pandemic. In June 2021, AEP Credit entered into a waiver for both APCo and SWEPCo to waive certain triggers through August 2021 due to the continuing impact of the COVID-19 pandemic. As of June 30, 2021, the affiliated utility subsidiaries are in compliance with all requirements under the agreement. To the extent that an affiliated utility subsidiary is deemed ineligible under the agreement, the affiliated utility subsidiary would no longer participate in the receivables securitization agreement and the Registrants would need to rely on additional sources of funding for operation and working capital, which may adversely impact liquidity. The receivables that are ineligible under the receivables securitization agreement are financed with short-term debt at AEP Credit.

Accounts receivable information for AEP Credit was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	0.19%	1.06%	0.20%	1.40%
Net Uncollectible Accounts Receivable Written-Off	$5.8	$3.4	$15.1	$7.6

	June 30, 2021	December 31, 2020
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$965.0	$958.4
Short-term – Securitized Debt of Receivables	578.2	592.0
Delinquent Securitized Accounts Receivable	62.7	62.3
Bad Debt Reserves Related to Securitization	38.1	60.0
Unbilled Receivables Related to Securitization	304.1	296.8

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	June 30, 2021	December 31, 2020
	(in millions)
APCo	$117.8	$136.0
I&M	164.6	170.5
OPCo	375.8	398.8
PSO	117.6	85.0
SWEPCo	169.0	158.6

The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2021 (a)	2020	2021 (a)	2020
	(in millions)
APCo	$1.2	$1.3	$2.4	$3.0
I&M	1.6	2.6	3.2	5.4
OPCo	(2.4)	5.0	(1.1)	9.8
PSO	0.6	1.0	1.3	2.3
SWEPCo	1.3	1.9	2.8	4.0
(a)In 2020, an increase in allowance for doubtful accounts was recognized in response to the anticipated impact of COVID-19 on the collectability of accounts receivable, which caused an increase in fees paid by the registrants. In 2021, due to higher than expected collections of accounts receivables, allowance for doubtful accounts was adjusted resulting in the issuance of credits to offset the higher fees previously paid.

The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2021	2020	2021	2020
	(in millions)
APCo	$276.0	$285.7	$638.4	$638.3
I&M	463.3	439.9	942.1	911.3
OPCo	597.8	556.7	1,199.1	1,127.0
PSO	323.8	297.3	608.7	592.2
SWEPCo	392.6	381.4	777.0	747.0

13. PROPERTY, PLANT AND EQUIPMENT

The disclosure in this note applies to AEP and APCo.

Asset Retirement Obligations

The Registrants record ARO in accordance with the accounting guidance for “Asset Retirement and Environmental Obligations” for legal obligations for asbestos removal and for the retirement of certain ash disposal facilities, wind farms, solar farms and certain coal mining facilities. The discussion below summarizes significant changes to the Registrants ARO recorded in 2021 and should be read in conjunction with the Property, Plant and Equipment note within the 2020 Annual Report.

In 2020, Virginia’s Governor signed House Bill 443 (HB 443) requiring APCo to close certain ash disposal units at the retired Glen Lyn Station by removal of all coal combustion material. In June 2020, APCo recorded a revision to increase estimated Glen Lyn Station ash disposal ARO liabilities by $199 million due to the enactment of HB 443. In June 2021, management completed fully designed and costed project plans for the Glen Lyn Station site and increased ash disposal ARO liabilities by an additional $79 million. HB 443 provides for the recovery of all costs associated with closure by removal through the Virginia environmental rate adjustment clause. APCo is permitted to record carrying costs on the unrecovered balance of closure costs at a weighted-average cost of capital approved by the Virginia SCC.

The following is a reconciliation of the aggregate carrying amounts of ARO for AEP and APCo:

Company	ARO as of December 31, 2020	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates	ARO as of June 30, 2021
	(in millions)
AEP (a)(b)(c)(d)	$2,516.7	$51.1	$7.6	$(18.1)	$66.4	$2,623.7
APCo (a)(d)	313.1	6.1	—	(3.7)	78.6	394.1

(a)Includes ARO related to ash disposal facilities.
(b)Includes ARO related to nuclear decommissioning costs for the Cook Plant of $1.83 billion and $1.80 billion as of June 30, 2021 and December 31, 2020, respectively.
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

Disaggregated Revenues from Contracts with Customers

The tables below represent AEP’s reportable segment revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended June 30, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$825.8	$495.1	$—	$—	$—	$—	$1,320.9
Commercial Revenues	536.9	285.0	—	—	—	—	821.9
Industrial Revenues	552.5	102.9	—	—	—	(0.2)	655.2
Other Retail Revenues	40.6	11.3	—	—	—	—	51.9
Total Retail Revenues	1,955.8	894.3	—	—	—	(0.2)	2,849.9

Wholesale and Competitive Retail Revenues:
Generation Revenues	170.7	—	—	31.1	—	—	201.8
Transmission Revenues (a)	78.5	139.6	355.9	—	—	(284.8)	289.2
Renewable Generation Revenues (b)	—	—	—	20.2	—	(0.4)	19.8
Retail, Trading and Marketing Revenues (c)	—	—	—	358.7	(0.7)	(13.6)	344.4
Total Wholesale and Competitive Retail Revenues	249.2	139.6	355.9	410.0	(0.7)	(298.8)	855.2

Other Revenues from Contracts with Customers (b)	44.4	43.0	2.8	2.0	14.0	(26.6)	79.6

Total Revenues from Contracts with Customers	2,249.4	1,076.9	358.7	412.0	13.3	(325.6)	3,784.7

Other Revenues:
Alternative Revenues (b)	10.9	22.5	19.5	—	—	(40.2)	12.7
Other Revenues (b)	0.3	4.0	—	24.6	2.2	(2.0)	29.1
Total Other Revenues	11.2	26.5	19.5	24.6	2.2	(42.2)	41.8

Total Revenues	$2,260.6	$1,103.4	$378.2	$436.6	$15.5	$(367.8)	$3,826.5

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $276 million. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $13 million. The remaining affiliated amounts were immaterial.

	Three Months Ended June 30, 2020
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$820.7	$494.5	$—	$—	$—	$—	$1,315.2
Commercial Revenues	474.5	256.3	—	—	—	—	730.8
Industrial Revenues	486.0	98.7	—	—	—	(0.2)	584.5
Other Retail Revenues	36.9	10.3	—	—	—	—	47.2
Total Retail Revenues	1,818.1	859.8	—	—	—	(0.2)	2,677.7

Wholesale and Competitive Retail Revenues:
Generation Revenues	148.6	—	—	31.5	—	—	180.1
Transmission Revenues (a)	84.1	108.4	310.2	—	—	(201.8)	300.9
Renewable Generation Revenues (b)	—	—	—	17.7	—	(0.3)	17.4
Retail, Trading and Marketing Revenues (c)	—	—	—	327.6	(0.6)	(26.5)	300.5
Total Wholesale and Competitive Retail Revenues	232.7	108.4	310.2	376.8	(0.6)	(228.6)	798.9

Other Revenues from Contracts with Customers (b)	46.4	33.1	11.4	0.7	22.4	(31.4)	82.6

Total Revenues from Contracts with Customers	2,097.2	1,001.3	321.6	377.5	21.8	(260.2)	3,559.2

Other Revenues:
Alternative Revenues (b)	(5.2)	20.6	(71.9)	—	—	(7.6)	(64.1)
Other Revenues (b)	—	12.6	—	(0.6)	(2.3)	(10.8)	(1.1)
Total Other Revenues	(5.2)	33.2	(71.9)	(0.6)	(2.3)	(18.4)	(65.2)

Total Revenues	$2,092.0	$1,034.5	$249.7	$376.9	$19.5	$(278.6)	$3,494.0

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

	Three Months Ended June 30, 2021
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$128.5	$—	$268.0	$179.1	$366.8	$142.8	$149.9
Commercial Revenues	95.4	—	132.4	127.0	189.6	93.2	127.1
Industrial Revenues	29.7	—	147.7	143.7	73.2	68.6	91.1
Other Retail Revenues	8.1	—	16.2	1.2	3.1	19.1	2.6
Total Retail Revenues	261.7	—	564.3	451.0	632.7	323.7	370.7

Wholesale Revenues:
Generation Revenues (a)	—	—	75.1	88.3	—	6.7	20.5
Transmission Revenues (b)	121.0	339.9	24.7	8.3	18.6	8.8	28.5
Total Wholesale Revenues	121.0	339.9	99.8	96.6	18.6	15.5	49.0

Other Revenues from Contracts with Customers (c)	12.4	2.9	8.0	37.0	30.5	3.9	5.2

Total Revenues from Contracts with Customers	395.1	342.8	672.1	584.6	681.8	343.1	424.9

Other Revenues:
Alternative Revenues (d)	3.4	22.7	5.1	(0.8)	19.1	1.4	5.2
Other Revenues (d)	—	—	(0.2)	—	4.0	—	—
Total Other Revenues	3.4	22.7	4.9	(0.8)	23.1	1.4	5.2

Total Revenues	$398.5	$365.5	$677.0	$583.8	$704.9	$344.5	$430.1

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $28 million primarily relating to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $272 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $13 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
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
(d)Amounts include affiliated and nonaffiliated revenues.

	Six Months Ended June 30, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,871.9	$1,043.2	$—	$—	$—	$—	$2,915.1
Commercial Revenues	1,023.1	524.2	—	—	—	—	1,547.3
Industrial Revenues	1,036.5	188.6	—	—	—	(0.4)	1,224.7
Other Retail Revenues	78.4	21.3	—	—	—	—	99.7
Total Retail Revenues	4,009.9	1,777.3	—	—	—	(0.4)	5,786.8

Wholesale and Competitive Retail Revenues:
Generation Revenues	523.3	—	—	71.6	—	—	594.9
Transmission Revenues (a)	167.5	270.1	716.3	—	—	(584.1)	569.8
Renewable Generation Revenues (b)	—	—	—	42.6	—	(1.1)	41.5
Retail, Trading and Marketing Revenues (c)	—	—	—	928.5	0.5	(45.4)	883.6
Total Wholesale and Competitive Retail Revenues	690.8	270.1	716.3	1,042.7	0.5	(630.6)	2,089.8

Other Revenues from Contracts with Customers (b)	86.7	95.1	7.4	3.5	22.6	(47.8)	167.5

Total Revenues from Contracts with Customers	4,787.4	2,142.5	723.7	1,046.2	23.1	(678.8)	8,044.1

Other Revenues:
Alternative Revenues (b)	10.2	39.7	31.5	—	—	(51.8)	29.6
Other Revenues (b)	0.3	9.3	—	24.6	5.3	(5.6)	33.9
Total Other Revenues	10.5	49.0	31.5	24.6	5.3	(57.4)	63.5

Total Revenues	$4,797.9	$2,191.5	$755.2	$1,070.8	$28.4	$(736.2)	$8,107.6

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $549 million. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $45 million. The remaining affiliated amounts were immaterial.

	Six Months Ended June 30, 2020
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,735.8	$1,015.8	$—	$—	$—	$—	$2,751.6
Commercial Revenues	963.9	533.2	—	—	—	—	1,497.1
Industrial Revenues	1,004.2	196.5	—	—	—	(0.4)	1,200.3
Other Retail Revenues	76.8	22.1	—	—	—	—	98.9
Total Retail Revenues	3,780.7	1,767.6	—	—	—	(0.4)	5,547.9

Wholesale and Competitive Retail Revenues:
Generation Revenues	289.0	—	—	75.6	—	—	364.6
Transmission Revenues (a)	164.0	222.5	620.0	—	—	(464.8)	541.7
Renewable Generation Revenues (b)	—	—	—	34.9	—	(0.9)	34.0
Retail, Trading and Marketing Revenues (c)	—	—	—	686.3	(6.6)	(55.9)	623.8
Total Wholesale and Competitive Retail Revenues	453.0	222.5	620.0	796.8	(6.6)	(521.6)	1,564.1

Other Revenues from Contracts with Customers (b)	90.0	69.5	15.1	1.0	50.5	(72.0)	154.1

Total Revenues from Contracts with Customers	4,323.7	2,059.6	635.1	797.8	43.9	(594.0)	7,266.1

Other Revenues:
Alternative Revenues (b)	(5.0)	39.9	(75.2)	—	—	(3.1)	(43.4)
Other Revenues (b)	—	41.9	—	17.7	(4.5)	(36.3)	18.8
Total Other Revenues	(5.0)	81.8	(75.2)	17.7	(4.5)	(39.4)	(24.6)

Total Revenues	$4,318.7	$2,141.4	$559.9	$815.5	$39.4	$(633.4)	$7,241.5

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

	Six Months Ended June 30, 2021
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$251.2	$—	$684.9	$392.7	$792.1	$279.6	$316.2
Commercial Revenues	176.1	—	262.6	240.6	348.1	165.9	240.0
Industrial Revenues	56.2	—	278.6	272.1	132.4	125.0	161.7
Other Retail Revenues	14.9	—	33.1	2.6	6.3	34.8	4.9
Total Retail Revenues	498.4	—	1,259.2	908.0	1,278.9	605.3	722.8

Wholesale Revenues:
Generation Revenues (a)	—	—	147.5	167.9	—	(0.4)	249.1
Transmission Revenues (b)	233.0	685.1	58.9	16.6	37.1	18.2	57.4
Total Wholesale Revenues	233.0	685.1	206.4	184.5	37.1	17.8	306.5

Other Revenues from Contracts with Customers (c)	28.6	7.5	21.1	57.7	66.5	16.5	11.6

Total Revenues from Contracts with Customers	760.0	692.6	1,486.7	1,150.2	1,382.5	639.6	1,040.9

Other Revenues:
Alternative Revenues (d)	2.7	34.6	7.3	(1.9)	37.0	1.0	5.3
Other Revenues (d)	—	—	—	—	9.3	—	—
Total Other Revenues	2.7	34.6	7.3	(1.9)	46.3	1.0	5.3

Total Revenues	$762.7	$727.2	$1,494.0	$1,148.3	$1,428.8	$640.6	$1,046.2

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $60 million primarily relating to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $542 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $29 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
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

Fixed Performance Obligations

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of June 30, 2021. Fixed performance obligations primarily include wholesale transmission services, electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2021	2022-2023	2024-2025	After 2025	Total
	(in millions)
AEP	$618.3	$198.4	$160.4	$161.4	$1,138.5
AEP Texas	254.5	—	—	—	254.5
AEPTCo	663.3	—	—	—	663.3
APCo	89.8	34.6	25.5	11.6	161.5
I&M	20.0	11.5	8.8	4.5	44.8
OPCo	44.5	10.1	—	0.1	54.7
PSO	7.0	—	—	—	7.0
SWEPCo	20.1	—	—	—	20.1

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have material contract assets as of June 30, 2021 and December 31, 2020.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheets in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have material contract liabilities as of June 30, 2021 and December 31, 2020.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrant Subsidiaries’ balance sheets within the Accounts Receivable - Customers line item. The Registrant Subsidiaries’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of June 30, 2021 and December 31, 2020. See “Securitized Accounts Receivable - AEP Credit” section of Note 12 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

Company	June 30, 2021	December 31, 2020
	(in millions)
AEPTCo	$93.9	$81.0
APCo	48.5	52.7
I&M	28.8	34.8
OPCo	45.7	45.9
PSO	13.0	7.8
SWEPCo	21.6	11.2

CONTROLS AND PROCEDURES

During the second quarter of 2021, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2021, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2021 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of risk factors. As of June 30, 2021, the risk factors appearing in AEP’s 2020 Annual Report are supplemented and updated as follows:

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended June 30, 2021.

Item 5.  Other Information

None.

Item 6.  Exhibits

The documents designated with an (*) below have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof.

Exhibit	Description	Previously Filed as Exhibit to:

AEP TEXAS‡ File No. 333-221643

4	Company Order and Officer’s Certificate between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 6, 2021 establishing terms of the 3.45% Senior Notes, Series J, due 2051	Form 8-K dated May 6, 2021 Exhibit 4(a)
I&M‡ File No. 1-3570

4
Company Order and Officer’s Certificate between Indiana Michigan Power Company and The Bank of New York Mellon Trust Company, N.A. as Trustee dated April 27, 2021 establishing terms of the 3.25% Senior Notes, Series O due 2051
Form 8-K dated April 29, 2021 Exhibit 4(a)

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
10	General Severance, Stock Award and Release Agreement between American Electric Power Company, Inc. and Brian X. Tierney	X
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
95	Mine Safety Disclosures								X
101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

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

Date:  July 22, 2021