Form 10-K
period 2021-12-31
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2022-02-24
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to_________

Commission	Registrants;						I.R.S. Employer
File Number	Address and Telephone Number					States of Incorporation	Identification Nos.

1-3525	AMERICAN ELECTRIC POWER CO INC.					New York	13-4922640
333-221643	AEP TEXAS INC.					Delaware	51-0007707
333-217143	AEP TRANSMISSION COMPANY, LLC					Delaware	46-1125168
1-3457	APPALACHIAN POWER COMPANY					Virginia	54-0124790
1-3570	INDIANA MICHIGAN POWER COMPANY					Indiana	35-0410455
1-6543	OHIO POWER COMPANY					Ohio	31-4271000
0-343	PUBLIC SERVICE COMPANY OF OKLAHOMA					Oklahoma	73-0410895
1-3146	SOUTHWESTERN ELECTRIC POWER COMPANY					Delaware	72-0323455
	1 Riverside Plaza,		Columbus,	Ohio	43215-2373
	Telephone	(614)	716-1000

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
American Electric Power Company Inc.	Common Stock, $6.50 par value	AEP	The NASDAQ Stock Market LLC
American Electric Power Company Inc.	6.125% Corporate Units	AEPPL	The NASDAQ Stock Market LLC
American Electric Power Company Inc.	6.125% Corporate Units	AEPPZ	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant American Electric Power Company, Inc., AEP Texas Inc., AEP Transmission Company, LLC, Appalachian Power Company, Ohio Power Company and Southwestern Electric Power Company, are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrants Indiana Michigan Power Company and Public Service Company of Oklahoma, are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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

	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Nonaffiliates of the Registrants as of June 30, 2021 the Last Trading Date of the Registrants' Most Recently Completed Second Fiscal Quarter	Number of Shares of Common Stock Outstanding of the Registrants as of December 31, 2021
American Electric Power Company, Inc.	$42,651,294,349	504,212,015
		($6.50 par value)
AEP Texas Inc.	None	100
		($0.01 par value)
AEP Transmission Company, LLC (a)	None	NA

Appalachian Power Company	None	13,499,500
		(no par value)
Indiana Michigan Power Company	None	1,400,000
		(no par value)
Ohio Power Company	None	27,952,473
		(no par value)
Public Service Company of Oklahoma	None	9,013,000
		($15 par value)
Southwestern Electric Power Company	None	3,680
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

Documents Incorporated By Reference

Description	Part of Form 10-K into which Document is Incorporated

Portions of Annual Reports of the following companies for the fiscal year ended December 31, 2021:	Part II
American Electric Power Company, Inc.
AEP Texas Inc.
AEP Transmission Company, LLC
Appalachian Power Company
Indiana Michigan Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

Portions of Proxy Statement of American Electric Power Company, Inc. for 2022 Annual Meeting of Shareholders.	Part III

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

AEP Wind Holdings LLC	Acquired in April 2019 as Sempra Renewables LLC, develops, owns and operates, or holds interests in, wind generation facilities in the United States.
AEPEP	AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, hedging activities, asset management and commercial and industrial sales in deregulated markets.
AEPRO	AEP River Operations, LLC, a commercial barge operation sold in November 2015.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a wholly-owned subsidiary of AEP Transmission Holdco, is an intermediate holding company that owns the State Transcos.
AEPTCo Parent	AEP Transmission Company, LLC, the holding company of the State Transcos within the AEPTCo consolidation.
AEPTHCo	AEP Transmission Holding Company, LLC, a subsidiary of AEP, an intermediate holding company that owns transmission operations joint ventures and AEPTCo.
AFUDC	Allowance for Equity Funds Used During Construction.
AGR	AEP Generation Resources Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
ALJ	Administrative Law Judge.
AMI	Advanced Metering Infrastructure.
AOCI	Accumulated Other Comprehensive Income.
i

Term	Meaning

APCo	Appalachian Power Company, an AEP electric utility subsidiary.
Appalachian Consumer Rate Relief Funding
Appalachian Consumer Rate Relief Funding LLC, a wholly-owned subsidiary of APCo and a consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to the under-recovered ENEC deferral balance.

APTCo	AEP Appalachian Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
APSC	Arkansas Public Service Commission.
ARAM	Average Rate Assumption Method, an IRS approved method used to calculate the reversal of Excess ADIT for rate-making purposes.
ARO	Asset Retirement Obligations.
ASU	Accounting Standards Update.
ATM	At-the-Market
CAA	Clean Air Act.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law in March 2020.
CCR	Coal Combustion Residual.
CLECO	Central Louisiana Electric Company, a nonaffiliated utility company.
CO2	Carbon dioxide and other greenhouse gases.
Conesville Plant	A retired, single unit coal-fired generation plant totaling 651 MW located in Conesville, Ohio. The plant was jointly-owned by AGR and a nonaffiliate.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,296 MW nuclear plant owned by I&M.
COVID-19	Coronavirus 2019, a highly infectious respiratory disease. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic.
CRES provider	Competitive Retail Electric Service providers under Ohio law that target retail customers by offering alternative generation service.
CSAPR	Cross-State Air Pollution Rule.
CSPCo	Columbus Southern Power Company, a former AEP electric utility subsidiary that was merged into OPCo effective December 31, 2011.
CWA	Clean Water Act.
CWIP	Construction Work in Progress.
DCC Fuel
DCC Fuel IX , DCC Fuel X, DCC Fuel XI, DCC Fuel XII, DCC Fuel XIII, DCC Fuel XIV, DCC Fuel XV, and DCC Fuel XVI consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.

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

I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IMTCo	AEP Indiana Michigan Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
IRS	Internal Revenue Service.
ITC	Investment Tax Credit.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KTCo	AEP Kentucky Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
kV	Kilovolt.
KWh	Kilowatt-hour.
Liberty	Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corporation.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
Maverick	Maverick, part of the North Central Wind Energy Facilities, consists of 287 MWs of wind generation in Oklahoma.
MISO	Midcontinent Independent System Operator.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
NERC	North American Electric Reliability Corporation.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.

Term	Meaning

NCWF	North Central Wind Energy Facilities, a joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,484 MWs of wind generation.
NOL	Net operating losses.
NOx	Nitrogen oxide.
NPDES	National Pollutant Discharge Elimination System.
NRC	Nuclear Regulatory Commission.
NSR	New Source Review.
OATT	Open Access Transmission Tariff.
OCC	Corporation Commission of the State of Oklahoma.
OHTCo	AEP Ohio Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
Oklaunion Power Station	A retired, single unit coal-fired generation plant totaling 650 MW located in Vernon, Texas. The plant was jointly-owned by AEP Texas, PSO and certain nonaffiliated entities.
OKTCo	AEP Oklahoma Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefits.
Operating Agreement
Agreement, dated January 1, 1997, as amended, by and among PSO and SWEPCo governing generating capacity allocation, energy pricing, and revenues and costs of third-party sales.  AEPSC acts as the agent.

OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PATH-WV	PATH West Virginia Transmission Company, LLC, a joint venture-owned 50% by FirstEnergy and 50% by AEP.
PCA	Power Coordination Agreement among APCo, I&M, KPCo and WPCo.
PFD	Proposal for Decision.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PTC	Production Tax Credits.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Racine	A generation plant consisting of two hydroelectric generating units totaling 48 MWs located in Racine, Ohio and formerly owned by AGR. Racine was sold to a nonaffiliate in December 2021.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
REP	Texas Retail Electric Provider.
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

ROE	Return on Equity.
RPM	Reliability Pricing Model.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated VIE for AEP and SWEPCo.
Santa Rita East	Santa Rita East Wind Holdings, LLC, a consolidated VIE whose sole purpose is to own and operate a 302 MW wind generation facility in west Texas in which AEP owns an 85% interest.
SEC	U.S. Securities and Exchange Commission.
SEET	Significantly Excessive Earnings Test.
Sempra Renewables LLC	Sempra Renewables LLC, acquired in April 2019 (subsequently renamed as AEP Wind Holdings LLC), consists of 724 MWs of wind generation and battery assets in the United States.
SIA	System Integration Agreement, effective June 15, 2000, as amended, provides contractual basis for coordinated planning, operation and maintenance of the power supply sources of the combined AEP.
SIP	State Implementation Plan.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
SSO	Standard service offer.
State Transcos	AEPTCo’s seven wholly-owned, FERC regulated, transmission only electric utilities, which are geographically aligned with AEP's existing utility operating companies.
Sundance	Sundance, acquired in April 2021 as part of the North Central Wind Energy Facilities, consists of 199 MWs of wind generation in Oklahoma.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
SWTCo	AEP Southwestern Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
TA	Transmission Agreement, effective November 2010, among APCo, I&M, KGPCo, KPCo, OPCo and WPCo with AEPSC as agent.
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

v

Term	Meaning

Transource Energy
Transource Energy, LLC, a consolidated VIE formed for the purpose of investing in utilities which develop, acquire, construct, own and operate transmission facilities in accordance with FERC-approved rates.

Traverse	Traverse, part of the North Central Wind Energy Facilities, consists of 998 MWs of wind generation in Oklahoma.
Trent	Trent Wind Farm LLC, a 156 MW wind electricity generation facility located between Abilene and Sweetwater in west Texas in which AEP owns a 100% interest.
Turk Plant	John W. Turk, Jr. Plant, a 650 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
UMWA	United Mine Workers of America.
UPA	Unit Power Agreement.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary.
WVPSC	Public Service Commission of West Virginia.
WVTCo	AEP West Virginia Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Changes in economic conditions, electric market demand and demographic patterns in AEP service territories.
•	The impact of pandemics, including COVID-19, and any associated disruption of AEP’s business operations due to impacts on economic or market conditions, costs of compliance with potential vaccination or testing mandates to AEP, electricity usage, supply chain issues, employees including employee reactions to potential vaccination mandates, customers, service providers, vendors and suppliers.
•	Inflationary or deflationary interest rate trends.
•	Volatility in the financial markets, particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (i) if expected sources of capital, such as proceeds from the sale of assets or subsidiaries, do not materialize, and (ii) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Decreased demand for electricity.
•	Weather conditions, including storms and drought conditions, and the ability to recover significant storm restoration costs.
•	The cost of fuel and its transportation, the creditworthiness and performance of fuel suppliers and transporters and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to transition from fossil generation and the ability to build or acquire renewable generation, transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms, including favorable tax treatment, and to recover those costs.
•	New legislation, litigation and government regulation, including changes to tax laws and regulations, oversight of nuclear generation, energy commodity trading and new or heightened requirements for reduced emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	The risks associated with fuels used before, during and after the generation of electricity, including coal ash and nuclear fuel.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation.
•	The ability to constrain operation and maintenance costs.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.

•	Changes in utility regulation and the allocation of costs within RTOs including ERCOT, PJM and SPP.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB, captive insurance entity and nuclear decommissioning trust and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes, naturally occurring and human-caused fires, cyber security threats and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel.

The forward-looking statements of the Registrants speak only as of the date of this report or as of the date they are made.  The Registrants expressly disclaim any obligation to update any forward-looking information, except as required by law.  For a more detailed discussion of these factors, see “Risk Factors” in Part I of this report.

The Registrants may use AEP’s website as a distribution channel for material company information. Financial and other important information regarding the Registrants is routinely posted on and accessible through AEP’s website at www.aep.com/investors/. In addition, you may automatically receive email alerts and other information about the Registrants when you enroll your email address by visiting the “Email Alerts” section at www.aep.com/investors/.

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

As of December 31, 2021, the subsidiaries of AEP had a total of 16,688 employees. Because it is a holding company rather than an operating company, AEP has no employees. The material subsidiaries of AEP are as follows:

AEP Texas

Organized in Delaware in 1925, AEP Texas is engaged in the transmission and distribution of electric power to approximately 1,082,000 retail customers through REPs in west, central and southern Texas.  As of December 31, 2021, AEP Texas had 1,575 employees.  Among the principal industries served by AEP Texas are petroleum and coal products manufacturing, chemical manufacturing, oil and gas extraction, pipeline transportation and support activities for mining.  The territory served by AEP Texas also includes several military installations. AEP Texas is a member of ERCOT.  AEP Texas is part of AEP’s Transmission and Distribution Utilities segment.

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

APCo

Organized in Virginia in 1926, APCo is engaged in the generation, transmission and distribution of electric power to approximately 966,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. APCo owns 6,681 MWs of generating capacity.  APCo uses its generation to serve its retail and other customers.  As of December 31, 2021, APCo had 1,617 employees. Among the principal industries served by APCo are coal-mining, primary metals, pipeline transportation, chemical manufacturing and paper manufacturing. APCo is a member of PJM.  APCo is part of AEP’s Vertically Integrated Utilities segment.

I&M

Organized in Indiana in 1907, I&M is engaged in the generation, transmission and distribution of electric power to approximately 607,000 retail customers in northern and eastern Indiana and southwestern Michigan, and in supplying and marketing electric power at wholesale to other electric utility companies, rural electric cooperatives, municipalities and other market participants.  I&M owns or leases 3,662 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2021, I&M had 1,978 employees. Among the principal industries served are primary metals, transportation equipment, chemical manufacturing, plastics and rubber products and fabricated metal product manufacturing.  I&M is a member of PJM.  I&M is part of AEP’s Vertically Integrated Utilities segment.

KPCo

Organized in Kentucky in 1919, KPCo is engaged in the generation, transmission and distribution of electric power to approximately 165,000 retail customers in eastern Kentucky, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants.  KPCo owns 1,075 MWs of generating capacity.  KPCo uses its generation to serve its retail and other customers.  As of December 31, 2021, KPCo had 433 employees. Among the principal industries served are petroleum and coal products manufacturing, chemical manufacturing, coal-mining, oil and gas extraction and pipeline transportation.  KPCo is a member of PJM.  KPCo is part of AEP’s Vertically Integrated Utilities segment. In October 2021, AEP entered into a Stock Purchase Agreement to sell KPCo to Liberty Utilities Co. Subject to satisfying closing conditions and obtaining regulatory approvals, the sale is expected to close in the second quarter of 2022. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

KGPCo

Organized in Virginia in 1917, KGPCo provides electric service to approximately 49,000 retail customers in Kingsport and eight neighboring communities in northeastern Tennessee. KGPCo does not own any generating facilities and is a member of PJM. It purchases electric power from APCo for distribution to its customers. As of December 31, 2021, KGPCo had 54 employees. KGPCo is part of AEP’s Vertically Integrated Utilities segment.

OPCo

Organized in Ohio in 1907 and re-incorporated in 1924, OPCo is engaged in the transmission and distribution of electric power to approximately 1,515,000 retail customers in Ohio.  OPCo purchases energy and capacity at auction to serve generation service customers who have not switched to a competitive generation supplier.  As of December 31, 2021, OPCo had 1,694 employees.  Among the principal industries served by OPCo are primary metals, petroleum and coal products manufacturing, plastics and rubber products, chemical manufacturing, pipeline transportation and data centers. OPCo is a member of PJM.  OPCo is part of AEP’s Transmission and Distribution Utilities segment.

PSO

Organized in Oklahoma in 1913, PSO is engaged in the generation, transmission and distribution of electric power to approximately 570,000 retail customers in eastern and southwestern Oklahoma, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants.  PSO owns 3,931 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2021, PSO had 1,018 employees. Among the principal industries served by PSO are paper manufacturing, oil and gas extraction, petroleum and coal products manufacturing, plastics and rubber products and pipeline transportation. PSO is a member of SPP.  PSO is part of AEP’s Vertically Integrated Utilities segment.

SWEPCo

Organized in Delaware in 1912, SWEPCo is engaged in the generation, transmission and distribution of electric power to approximately 548,000 retail customers in northeastern and panhandle of Texas, northwestern Louisiana and western Arkansas and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. SWEPCo owns 5,040 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2021, SWEPCo had 1,369 employees. Among the principal industries served by SWEPCo are petroleum and coal products manufacturing, food manufacturing, paper manufacturing, oil and gas extraction and chemical manufacturing. The territory served by SWEPCo includes several military installations, colleges and universities. SWEPCo also owns and operates a lignite coal-mining operation. SWEPCo is a member of SPP.  SWEPCo is part of AEP’s Vertically Integrated Utilities segment.

WPCo

Organized in West Virginia in 1883 and re-incorporated in 1911, WPCo provides electric service to approximately 42,000 retail customers in northern West Virginia and in supplying and marketing electric power at wholesale to other market participants. WPCo owns 780 MWs of generating capacity which it uses to serve its retail and other customers. As of December 31, 2021, WPCo had 45 employees. Among the principal industries served by WPCo are coal-mining, primary metals, pipeline transportation, chemical manufacturing and paper manufacturing. WPCo is a member of PJM.  WPCo is part of AEP’s Vertically Integrated Utilities segment.

Service Company Subsidiary

AEPSC is a service company subsidiary that provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to AEP subsidiaries. The executive officers of AEP and certain of the executive officers of its public utility subsidiaries are employees of AEPSC. As of December 31, 2021, AEPSC had 6,364 employees.

Public Utility Subsidiaries by Jurisdiction

The following table illustrates certain regulatory information with respect to the jurisdictions in which the public utility subsidiaries of AEP operate:

Principal Jurisdiction	AEP Utility Subsidiaries Operating in that Jurisdiction	Authorized Return on Equity (a)
FERC	AEPTCo - PJM	10.35%
	AEPTCo - SPP	10.50%

Ohio	OPCo	9.70%

West Virginia	APCo	9.75%
	WPCo	9.75%

Virginia	APCo	9.20%

Indiana	I&M	9.70%

Michigan	I&M	9.86%

Texas	AEP Texas	9.40%
	SWEPCo	9.25%	(b)

Tennessee	KGPCo	9.85%

Kentucky	KPCo	9.30%	(c)

Louisiana	SWEPCo	9.80%

Arkansas	SWEPCo	9.45%

Oklahoma	PSO	9.40%

(a)Identifies the predominant current authorized ROE, and may not include other, less significant, permitted recovery.  Actual ROE varies from authorized ROE.
(b)In February 2022, SWEPCo filed a motion for rehearing with the PUCT challenging several errors in the final order, which includes a challenge of the approved ROE.
(c)Final order received and made effective in January 2021 that approved an authorized ROE of 9.30%. The authorized ROE for riders with an approved equity return (Decommissioning Rider and the Environmental Surcharge) is 9.10%.

(a)Pretax income does not include intercompany eliminations.

CLASSES OF SERVICE

The principal classes of service from which AEP’s subsidiaries derive revenues and the amount of such revenues during the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
Description	2021	2020	2019
	(in millions)
Vertically Integrated Utilities Segment
Retail Revenues
Residential Sales	$3,952.2	$3,614.8	$3,641.2
Commercial Sales	2,208.6	2,021.0	2,151.1
Industrial Sales	2,169.2	2,023.5	2,178.3
Other Retail Sales	170.0	155.8	179.2
Total Retail Revenues	8,500.0	7,815.1	8,149.8
Wholesale Revenues
Off-system Sales	949.7	589.3	814.5
Transmission	239.0	249.5	200.7
Total Wholesale Revenues	1,188.7	838.8	1,015.2
Other Electric Revenues	138.4	85.8	93.8
Provision for Rate Refund	(3.1)	(21.7)	(44.7)
Other Operating Revenues	28.3	35.2	31.6
Sales to Affiliates	146.2	126.2	121.4
Total Revenues Vertically Integrated Utilities Segment	$9,998.5	$8,879.4	$9,367.1

Transmission and Distribution Utilities Segment
Retail Revenues
Residential Sales	$2,136.7	$2,114.9	$2,084.5
Commercial Sales	1,083.4	1,049.5	1,148.8
Industrial Sales	397.8	390.0	426.5
Other Retail Sales	44.0	42.5	43.7
Total Retail Revenues	3,661.9	3,596.9	3,703.5
Wholesale Revenues
Off-system Sales	100.8	60.6	93.0
Transmission	574.5	471.8	437.7
Total Wholesale Revenues	675.3	532.4	530.7
Other Electric Revenues	112.9	95.0	58.6
Provision for Rate Refund	—	2.3	12.5
Other Operating Revenues	14.0	12.1	13.7
Sales to Affiliates	28.8	107.2	163.5
Total Revenues Transmission and Distribution Utilities Segment	$4,492.9	$4,345.9	$4,482.5

AEP Transmission Holdco Segment
Transmission Revenues	$358.7	$315.5	$265.4
Other Operating Revenues	0.4	0.6	0.1
Sales to Affiliates	1,175.1	901.4	812.9
Provision for Rate Refund	(8.0)	(18.7)	(5.2)
Total Revenues AEP Transmission Holdco Segment	$1,526.2	$1,198.8	$1,073.2

Generation & Marketing Segment
Generation Revenues - Nonaffiliated	$146.5	$136.4	$264.4
Renewable Generation - Nonaffiliated	110.8	85.7	77.7
Retail, Trading and Marketing
Affiliated	55.4	104.6	135.7
Nonaffiliated	1,851.0	1,398.9	1,379.8
Total Revenues Generation & Marketing Segment	$2,163.7	$1,725.6	$1,857.6

AEP Texas

	Years Ended December 31,
Description	2021	2020	2019
	(in millions)
Retail Revenues
Residential Sales	$550.3	$562.3	$588.9
Commercial Sales	358.5	365.9	424.0
Industrial Sales	108.9	119.9	133.3
Other Retail Sales	31.3	29.4	30.8
Total Retail Revenues	1,049.0	1,077.5	1,177.0
Wholesale Revenues
Transmission	497.5	399.9	379.2
Other Electric Revenues	39.9	45.2	24.4
Provision for Rate Refund	—	2.3	(34.7)
Total Electric Transmission and Distribution Revenues	1,586.4	1,524.9	1,545.9
Sales to Affiliates	3.9	90.8	160.5
Other Revenues	3.5	3.2	2.9
Total Revenues	$1,593.8	$1,618.9	$1,709.3

AEPTCo

	Years Ended December 31,
Description	2021	2020	2019
	(in millions)
Transmission Revenues	$317.5	$264.8	$217.5
Other Operating Revenues	0.3	0.6	0.1
Sales to Affiliates	1,153.9	896.3	806.7
Provision for Rate Refund	(2.4)	(16.0)	(2.9)
Total Revenues	$1,469.3	$1,145.7	$1,021.4

APCo

	Years Ended December 31,
Description	2021	2020	2019
	(in millions)
Retail Revenues
Residential Sales	$1,379.7	$1,250.4	$1,272.3
Commercial Sales	556.3	517.0	562.2
Industrial Sales	584.8	553.3	594.5
Other Retail Sales	69.9	67.3	75.4
Total Retail Revenues	2,590.7	2,388.0	2,504.4
Wholesale Revenues
Off-system Sales	178.1	118.1	124.9
Transmission	75.2	71.0	57.0
Total Wholesale Revenues	253.3	189.1	181.9
Other Electric Revenues	51.5	34.0	32.3
Provision for Rate Refund	—	(0.2)	(10.4)
Total Electric Generation, Transmission and Distribution Revenues	2,895.5	2,610.9	2,708.2
Sales to Affiliates	197.9	174.7	205.3
Other Revenues	11.8	10.6	11.2
Total Revenues	$3,105.2	$2,796.2	$2,924.7

I&M

	Years Ended December 31,
Description	2021	2020	2019
	(in millions)
Retail Revenues
Residential Sales	$811.4	$794.1	$730.9
Commercial Sales	511.0	499.4	494.9
Industrial Sales	561.2	547.5	551.4
Other Retail Sales	5.6	6.8	7.4
Total Retail Revenues	1,889.2	1,847.8	1,784.6
Wholesale Revenues
Off-system Sales	321.0	275.4	406.4
Transmission	29.0	31.0	19.3
Total Wholesale Revenues	350.0	306.4	425.7
Other Electric Revenues	35.8	11.3	14.4
Provision for Rate Refund	(13.8)	(0.2)	(2.6)
Total Electric Generation, Transmission and Distribution Revenues	2,261.2	2,165.3	2,222.1
Sales to Affiliates	57.8	71.3	73.9
Other Revenues	7.7	5.2	10.7
Total Revenues	$2,326.7	$2,241.8	$2,306.7

OPCo

	Years Ended December 31,
Description	2021	2020	2019
	(in millions)
Retail Revenues
Residential Sales	$1,586.5	$1,552.6	$1,495.6
Commercial Sales	724.9	683.5	724.9
Industrial Sales	288.9	270.1	293.2
Other Retail Sales	12.6	13.1	12.9
Total Retail Revenues	2,612.9	2,519.3	2,526.6
Wholesale Revenues
Off-system Sales	100.8	60.6	93.0
Transmission	77.0	68.8	58.5
Total Wholesale Revenues	177.8	129.4	151.5
Other Electric Revenues	73.0	49.9	34.2
Provision for Rate Refund	—	—	47.2
Total Electricity, Transmission and Distribution Revenues	2,863.7	2,698.6	2,759.5
Sales to Affiliates	24.8	41.5	27.3
Other Revenues	10.6	9.0	10.8
Total Revenues	$2,899.1	$2,749.1	$2,797.6
PSO

	Years Ended December 31,
Description	2021	2020	2019
	(in millions)
Retail Revenues
Residential Sales	$651.2	$579.8	$636.1
Commercial Sales	378.3	320.4	377.3
Industrial Sales	273.9	221.2	296.5
Other Retail Sales	77.6	66.0	80.7
Total Retail Revenues	1,381.0	1,187.4	1,390.6
Wholesale Revenues
Off-system Sales	22.9	15.1	39.5
Transmission	39.2	35.3	31.9
Total Wholesale Revenues	62.1	50.4	71.4
Other Electric Revenues	22.2	10.4	9.6
Provision for Rate Refund	—	(2.1)	(2.0)
Total Electric Generation, Transmission and Distribution Revenues	1,465.3	1,246.1	1,469.6
Sales to Affiliates	4.2	5.2	6.1
Other Revenues	4.9	14.8	6.1
Total Revenues	$1,474.4	$1,266.1	$1,481.8

SWEPCo

	Years Ended December 31,
Description	2021	2020	2019
	(in millions)
Retail Revenues
Residential Sales	$704.9	$637.4	$645.3
Commercial Sales	525.8	471.5	490.6
Industrial Sales	341.9	332.1	342.3
Other Retail Sales	10.0	9.1	9.1
Total Retail Revenues	1,582.6	1,450.1	1,487.3
Wholesale Revenues
Off-system Sales	386.6	162.0	194.7
Transmission	88.7	87.0	72.6
Total Wholesale Revenues	475.3	249.0	267.3
Other Electric Revenues	20.2	16.5	20.6
Provision for Rate Refund	10.8	(19.0)	(30.6)
Total Electric Generation, Transmission and Distribution Revenues	2,088.9	1,696.6	1,744.6
Sales to Affiliates	41.0	39.0	4.9
Other Revenues	1.9	2.9	1.4
Total Revenues	$2,131.8	$1,738.5	$1,750.9

FINANCING

General

Companies within the AEP System generally use short-term debt to finance working capital needs.  Short-term debt may also be used to finance acquisitions, construction and redemption or repurchase of outstanding securities until such needs can be financed with long-term debt.  In recent history, short-term funding needs have been provided for by cash on hand and AEP’s commercial paper program.  Funds are made available to subsidiaries under the AEP corporate borrowing program.  Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity.  See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report for additional information.

AEP’s revolving credit agreement (which backstops the commercial paper program) includes covenants and events of default typical for this type of facility, including a maximum debt/capital test.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of its major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under the credit agreement. As of December 31, 2021, AEP was in compliance with its debt covenants.  With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreement.  A voluntary bankruptcy or insolvency of AEP or one of its significant subsidiaries would be considered an immediate termination event.  See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report for additional information.

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

In November 2015, the Federal EPA issued a final rule revising ELG for electricity generating facilities. The rule established limits on FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater to be imposed in NPDES permits as soon as possible after November 2018 and no later than December 2023.  The Federal EPA further revised the rule in August 2020 for FGD wastewater and bottom ash transport water extending the compliance date to December 2025 and establishing additional options.

In January 2020, the Federal EPA issued a final rule revising the scope of the “waters of the United States” subject to CWA regulation. In August 2021, this rule was vacated by a federal court and shortly thereafter, in December 2021, the Federal EPA proposed a rule that would roll back the definition of “waters of the United States” to the pre-2015 definition. See “Environmental Issues - Clean Water Act Regulations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report for additional information.

Coal Ash Regulation

AEP’s operations produce a number of different coal combustion by-products, including fly ash, bottom ash, gypsum and other materials.  A rule by the Federal EPA regulates the disposal and beneficial re-use of coal combustion residuals, including fly ash and bottom ash generated at coal-fired electric generating units.  The rule requires certain standards for location, groundwater monitoring and dam stability to be met at landfills and certain surface impoundments at operating facilities. If existing disposal facilities cannot meet these standards, they will be required to close. In August 2020, the Federal EPA revised the CCR rule to include a requirement that unlined CCR storage ponds cease operations and initiate closure by April 11, 2021. The revised rule provides two options for seeking an extension of that date. AEP filed extension requests for seven facilities, but as of December 31, 2021, the Federal EPA had not acted upon any of those requests. See “Environmental Issues - Coal Combustion Residual (CCR) Rule” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report for additional information.

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

Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas).  Each state must develop a SIP to bring non-attainment areas into compliance with the NAAQS and maintain good air quality in attainment areas.  All SIPs are submitted to the Federal EPA for approval.  If a state fails to develop adequate plans, the Federal EPA develops and implements a plan.  As the Federal EPA reviews the NAAQS and establishes new concentration levels, the attainment status of areas can change and states may be required to develop new SIPs.  See “Environmental Issues - Clean Air Act Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report for additional information.

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

Climate Change

AEP has taken action to reduce and offset CO2 emissions from its generating fleet and expects CO2 emissions from its operations to continue to decline due to the retirement of coal-fired generation units, and actions taken to diversify the generation fleet and increase energy efficiency where there is regulatory support for such activities. In 2021, AEP announced revised intermediate and long-term CO2 emission reduction goals, based on the Company’s March 2021 climate impact analysis report. The intermediate goal is an 80% reduction from 2000 CO2 emission levels from AEP generating facilities by 2030; the long-term goal is net-zero CO2 emissions from AEP generating facilities by 2050. AEP’s total estimated CO2 emissions in 2021 were approximately 51 million metric tons, a 70% reduction from AEP’s 2000 CO2 emissions. The Company continues to work toward these goals through its integrated resource planning processes, which take into account economics, customer demand, regulations, grid reliability and resiliency.

To date, the Federal EPA has twice taken action to regulate CO2 emissions from new and existing fossil fueled electric generating units under the existing provisions of the CAA.  The Clean Power Plan was adopted in October 2015 but the U.S. Supreme Court issued a stay of its implementation, including all of the deadlines for submission of initial or final state plans. The Clean Power Plan was repealed by the Federal EPA in 2019 and replaced by the Affordable Clean Energy (ACE) Rule, which changed the Federal EPA’s approach to regulating CO2 emissions from existing coal-fired generating units. In January 2021, the ACE Rule was vacated by the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) and remanded to the Federal EPA for further proceedings. In October 2021, the U. S. Supreme Court granted certiorari and combined four separate petitions seeking review of the D.C. Circuit Court decision. Briefing is underway but management is unable to predict the outcome of that litigation. It is similarly too soon to predict how the Federal EPA will respond to the court’s remand. Management expects emissions to continue to decline over time as AEP diversifies generating sources and operates fewer coal units. The projected decline in coal-fired generation is due to a number of factors, including the ongoing cost of operating older units, the relative cost of coal and natural gas as fuel sources, increasing environmental regulations requiring significant capital investments and changing commodity market fundamentals.

Transforming AEP’s Generation Fleet

The electric utility industry is in the midst of an historic transformation, driven by changing customer needs, evolving public policies, stakeholder demands, demographics, competitive offerings, technologies and commodity prices. AEP is also transforming to be more agile and customer-focused as a valued provider of energy solutions. AEP’s long-term commitment to reduce CO2 emissions reflects the current direction of the company’s resource plans to meet those needs. AEP set new goals in 2021 to reduce carbon emissions by 80% by 2030 (from a 2000 baseline) and to achieve net zero carbon emissions by 2050. These goals are supported by a climate impact analysis report published in 2021. AEP’s exposure to carbon regulation has been greatly reduced over the last several years. From 2000 to 2021, AEP’s CO2 emissions declined 70%. In 2021, coal represented 42% of AEP’s generating capacity compared with 70% in 2005. Transforming AEP’s generation portfolio to include, where there is regulatory support, more renewable energy and focusing on the efficient use of energy, demand response, distributed resources and technology solutions to more efficiently manage the grid over time is part of this strategy.

The graph below summarizes AEP’s generation capacity by resource type for the years 1999, 2005 and 2021:

80%
60%
40%
20%
0%
Capacity
66%
70%
42%
22%
19%
28%
7%
6%
8%
4%
4%
20%
1%
1%
2%
Coal
Natural Gas
Nuclear
Hydro, Wind, Solar & Pumped
Energy Efficiency/ Demand Response (a)
1999
2005
2021

(a)    Energy Efficiency/Demand Response represents avoided capacity rather than physical assets.

Renewable Sources of Energy

The states AEP serves, other than Kentucky, Oklahoma, West Virginia and Tennessee, have established mandatory or voluntary programs to increase the use of energy efficiency, alternative energy or renewable energy sources.

As of December 31, 2021, AEP’s regulated utilities had long-term contracts for 2,750 MWs of wind, 80 MWs of hydro, and 30 MWs of solar power delivering renewable energy to the companies’ customers. In addition, I&M owns four solar projects that make up I&M’s 15 MW Clean Energy Solar Pilot Project, and its 20 MW St. Joseph solar facility went into operation in 2021. Management actively manages AEP’s compliance position and is on pace to meet the relevant requirements or benchmarks in each applicable jurisdiction.

As of December 31, 2021, APCo has executed solar PPAs totaling 55 MWs either not eligible for or subject to regulatory pre-approval, of which 20 MWs are in operation. In 2021, APCo also executed solar PPAs for an additional 89 MWs, subject to regulatory approval including cost recovery. During the year, APCo also entered into agreements to purchase three solar facilities totaling 205 MWs and an agreement to purchase a 204 MW wind project, subject to regulatory approval including cost recovery. If approved, these projects are all expected to be online by late 2024 or early 2025.

In 2020, PSO received approval from the OCC and SWEPCo received approval from the APSC and LPSC to acquire the NCWF, comprised of three Oklahoma wind facilities totaling 1,484 MWs, on a fixed cost turn-key basis at completion. Both the APSC and LPSC approved the flex-up option, agreeing to acquire the Texas portion, which the PUCT denied. PSO will own 45.5% and SWEPCo will own 54.5% of the project, which will cost approximately $2 billion. The 199 MW Sundance wind facility was acquired and placed in service in April 2021 and the 287 MW Maverick wind facility was acquired and placed in service in September 2021. The 998 MW Traverse wind facility is targeted to be acquired and placed in service in the first quarter of 2022.

The growth of AEP’s renewable generation portfolio reflects the company’s strategy to diversify generation resources to provide clean energy options to customers that meet both their energy and capacity needs.  In addition to gradually reducing AEP’s reliance on coal-fueled generating units, the growth of renewables and natural gas helps AEP to maintain a diversity of generation resources.

The integrated resource plans submitted to state regulatory commissions by AEP’s regulated utility subsidiaries reflect AEP’s renewable strategy to balance reliability and cost with customers’ desire for clean energy in a carbon-constrained world.  AEP has committed significant capital investments to modernize the electric grid and integrate these new resources.  Transmission assets of the AEP System interconnect approximately 20,600 MWs of renewable energy resources.  AEP’s transmission development initiatives are designed to facilitate the interconnection of additional renewable energy resources.

AEP Energy Supply, LLC is a holding company with several divisions, including AEP Renewables and AEP OnSite Partners.

AEP Renewables develops, owns and operates utility scale renewable projects backed with long-term contracts with creditworthy counterparties throughout the United States.  AEP Renewables works directly with stakeholders to ensure that customers have clean, sustainable renewable energy to meet their environmental goals.  As of December 31, 2021, AEP Renewables owned projects operating in 11 states, including approximately 1,435 MWs of installed wind capacity and 165 MWs of installed solar capacity.  These figures include the 2020 acquisition of an additional 10% interest, or approximately 30 MWs, of Santa Rita East wind generation located in west Texas. In October 2019, AEP Renewables entered into an agreement to construct Flat Ridge 3, a 128 MW wind farm facility in Kansas, which was placed into service in December 2021. In February 2022, AEP management announced the beginning of a process to sell all or a portion of AEP Renewables’ competitive contracted renewables portfolio.

AEP OnSite Partners works directly with wholesale and large retail customers to provide tailored solutions to reduce their energy costs based upon market knowledge, innovative applications of technology and deal structuring capabilities.  AEP OnSite Partners targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions that create value for customers.  AEP OnSite Partners pursues and develops behind the meter projects with creditworthy customers.  As of December 31, 2021, AEP OnSite Partners owned projects located in 22 states, including approximately 161 MWs of installed solar capacity, and approximately 27 MWs of solar projects under construction.

Competitive Renewable Generation Facilities

Size of Energy Resource	AEP Energy Supply, LLC Division	Renewable Energy Resource	Location	In-Service or Under Construction
1,435 MW	AEP Renewables	Wind	Eight states (a)	In-service
20 MW	AEP Renewables	Solar	California	In-service
20 MW	AEP Renewables	Solar	Utah	In-service
125 MW	AEP Renewables	Solar	Nevada	In-service
161 MW	AEP OnSite Partners	Solar	Seventeen states (b)	In-service
27 MW	AEP OnSite Partners	Solar	Two states (c)	Under Construction

(a)    Colorado, Hawaii, Indiana, Kansas, Michigan, Minnesota, Pennsylvania, and Texas.
(b)    California, Colorado, Florida, Hawaii, Illinois, Iowa, Minnesota, Nebraska, New Hampshire, New Jersey, New Mexico, New York, Ohio, Rhode Island, Texas, Vermont and Wisconsin.
(c)    Ohio and New Mexico.

End Use Energy Efficiency

Beginning in 2008, AEP ramped up efforts to reduce energy consumption and peak demand through the introduction of additional energy efficiency and demand response programs. These programs, commonly and collectively referred to as demand side management, were implemented in jurisdictions where appropriate cost recovery was available. Since that time, AEP's operating company’s programs have reduced annual consumption by over 9.6 million MWhs and peak demand by approximately 3,099 MWs. AEP estimates that its operating companies spent approximately $1.6 billion during that period to achieve these levels.

Energy efficiency and demand reduction programs have received regulatory support in most of the states AEP serves, and appropriate cost recovery will be essential for AEP operating companies to continue and expand these consumer offerings. Appropriate recovery of program costs, lost revenues, and an opportunity to earn a reasonable return ensures that energy efficiency programs are considered equally with supply side investments. As AEP continues to transition to a cleaner, more efficient energy future, energy efficiency and demand response programs will continue to play an important role in how the company serves its customers.

AEP believes its experience providing robust energy efficiency programs in several states positions the company to be a cost-effective provider of these programs as states develop their implementation plans.

Corporate Governance

In response to environmental issues and in connection with its assessment of AEP’s strategic plan, the Board of Directors continually reviews the risks posed by new environmental rules and requirements that could accelerate the retirement of coal-fired generation assets. The Board of Directors is informed of new environmental regulations and proposed environmental regulations or legislation that would significantly affect AEP.  The Board’s Committee on Directors and Corporate Governance oversees AEP’s annual Corporate Accountability Report, which includes information about AEP’s environmental, social, governance and financial performance. AEP set CO2 emission reduction goals in 2018 after considering input from its annual corporate governance outreach effort with shareholders.

In February 2021, AEP announced new intermediate and long-term CO2 emission reduction goals. The intermediate goal is an 80% reduction from 2000 CO2 emission levels from AEP generating facilities by 2030; the long-term goal is net-zero CO2 emissions from AEP generating facilities by 2050. AEP has made significant progress in reducing CO2 emissions from its power generation fleet and expects its emissions to continue to decline. Technological advances, including advanced energy storage, advanced nuclear reactors, hydrogen production and public policies are among the factors that will determine how quickly AEP can achieve net-zero emissions while continuing to provide reliable, affordable power for customers.

Other Environmental Issues and Matters

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes costs for environmental remediation upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites.  See “The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation” section of Note 6 included in the 2021 Annual Report for additional information.

Environmental Investments

Investments related to improving AEP System plants’ environmental performance and compliance with environmental quality standards during 2019, 2020 and 2021 and the current estimate for 2022 are shown below. These investments include both environmental as well as other related spending. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends and the ability to access capital.  In addition to the amounts set forth below, AEP expects to make substantial investments in future years in connection with the modification and addition at generation plants’ facilities for environmental quality controls.  Such future investments are needed in order to comply with environmental standards that have been adopted and have deadlines for compliance after 2021 or have been proposed and may be adopted.  Future investments could be significantly greater if emissions reduction requirements are accelerated or otherwise become more stringent or in response to rules governing the beneficial use and disposal of coal combustion by-products. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the AEP System. AEP typically recovers costs of complying with environmental standards from customers through rates in regulated jurisdictions.  Failure to recover these costs could reduce future net income and cash flows and possibly harm AEP’s financial condition.  See “Environmental Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 - Commitments, Guarantees and Contingencies included in the 2021 Annual Report for additional information.

Historical and Projected Environmental Investments

	2019	2020	2021	2022
	Actual	Actual	Actual	Estimate (b)
	(in millions)
AEP (a)	$167.1	$102.2	$94.3	$253.0
AEP Texas	(0.2)	—	—	—
APCo	23.8	21.3	60.0	193.1
I&M	56.4	31.8	7.2	4.5
SWEPCo	10.5	(3.6)	3.9	16.1

(a)Includes expenditures of the subsidiaries shown and other subsidiaries not shown. The figures reflect construction expenditures, not investments in subsidiary companies.
(b)Estimated amounts are exclusive of debt AFUDC.

Management continues to refine the cost estimates of complying with environmental standards and other impacts of the environmental proposals. The following cost estimates for the years 2022 through 2028 will change depending on the timing of implementation and whether the Federal EPA provides flexibility in the final rules.  These cost estimates will also change based on: (a) potential state rules that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) actual performance of the pollution control technologies installed, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity, (g) compliance with the Federal EPA’s revised coal combustion residual rules and (h) other factors. Management’s current ranges of estimates of new major environmental investments beginning in 2022, exclusive of debt AFUDC, are set forth below:

Projected (2022 - 2028) Environmental Investment
Company	Low	High
	(in millions)
AEP	$325	$550
APCo	175	235
I&M	5	10
PSO	5	10
SWEPCo	30	90

HUMAN CAPITAL MANAGEMENT

Attracting, developing and retaining high-performing employees with the skills and experience needed to serve our customers efficiently and effectively is crucial to AEP’s growth and competitiveness and is central to our long-term strategy. AEP invests in employees and continues to build a high performance and inclusive culture that inspires leadership, encourages innovative thinking and welcomes everyone.

The following table shows AEP’s number of employees by subsidiary as of December 31, 2021:

Subsidiary	Number of Employees
AEPSC	6,364
AEP Texas	1,575
APCo	1,617
I&M	1,978
OPCo	1,694
PSO	1,018
SWEPCo	1,369
Other	1,073
Total AEP	16,688

Of AEP’s 16,688 employees, less than 1% are Traditionalists (born before 1946), approximately 24% are Baby Boomers (born 1946-1964), approximately 37% are Generation X (born 1965-1980), approximately 36% are Millennials (born 1981-1996) and approximately 2% are Generation Z (born after 1996).

Safety

Achieving Zero Harm means every employee returns home at the end of their shift in the same condition as when they came to work. Zero Harm is what we value most and commit to wholeheartedly. It is hard work, as it requires full focus every moment of every day. We hold ourselves accountable and we are always striving to be better. AEP has put tools, training and processes in place to strengthen our safety-first culture and mindset. AEP’s focus is on learning from events and has proactive programs to prevent harm. One common industry safety metric utilized by AEP to track incidents is the Days Away/Restricted or Transferred (DART) rate. A DART event is an event that results in one or more lost days, one or more restricted days or results in an employee transferring to a different job within the company. The DART rate is a mathematical calculation (number of DART events multiplied by 200,000 work hours and divided by total YTD hours worked) that describes the number of recordable injuries per 100 full-time employees. In 2021, AEP’s employee DART Rate performance worsened to 0.430 compared to the three-year historical average of 0.375. The COVID-19 pandemic continues to present our teams with unprecedented distractions, both on the job and at home. Adjustments are being made to our proactive programs based on injury trends and how behaviors impact work outcomes. New reinforcement materials will make sure our employees have the skills to identify and mitigate the most dangerous hazards.

Diversity, Equity and Inclusion

AEP is committed to cultivating a diverse and inclusive environment that supports the development and advancement of all. We foster an inclusive workplace that encourages diversity of thought, culture and background and actively work to eliminate unconscious biases. We believe our workforce should generally reﬂect the diversity of our customers and the communities we serve so that we may better understand how to tailor our services to meet their expectations. As of December 31, 2021, women comprised approximately 20% of AEP’s workforce while approximately 19% was represented by racially or ethnically diverse employees.

AEP has taken actions to denounce all forms of racism in the wake of the racial and social unrest across the country. To accelerate our diversity and inclusion strategy, in 2020 AEP initiated a “Seize the Moment: Let’s Keep the Momentum Going” action plan that included candid conversations about race, Town Hall webcasts and “Let’s Talk” discussions with the top 20 African American leaders at AEP. AEP Chief Executive Officer (CEO) Nicholas Akins joined more than 2,000 other CEOs as a signatory to the CEO Action for Diversity and Inclusion pledge, the largest CEO-driven business commitment to advancing diversity and inclusion within the workplace. Additionally, in 2021, the AEP Foundation launched a Delivering On the Dream: Social and Racial Justice grant program. The grants will play a pivotal role in addressing systemic racism by directing funds to support non-profits that are focused on outcomes that enhance social and racial justice. This new program will provide a total investment of up to $5 million, over five years, to help fund local and national organizations with operations and/or active programs within our footprint to embrace change and equity for neighbors of color, customers and employees. We also will encourage employees to make personal commitments as allies and advocates and support events that create greater collaboration within communities for equity and racial justice.

Culture

AEP believes in doing the right thing every time for our customers, each other and our future. AEP leaders at all levels are responsible for fostering an environment that supports a positive culture and for acting in a manner that positively models it. A high-performance culture forms the foundation for long-term success. An engaged, collaborative and empowered workforce is more likely to embrace a change mindset, drive continuous improvement, accept accountability, meet expectations, take ownership, and value personal growth. AEP is committed to driving our culture forward. Employees are given an opportunity to share their perspectives by participating in the Employee Culture Survey, administered by Gallup, Inc., that measures the progress we are making in improving our culture. In addition to engagement, the survey measures well-being and inclusiveness. In 2021, 89% of our organization participated in the survey and we continued to improve our grand mean score to remain in the top decile compared to Gallup’s overall company database. Additionally in 2021, AEP received the Gallup Exceptional Workplace Award for the second consecutive year. The award recognizes organizations with engaged workplace cultures. Company executives also have candid meetings with employees to discuss our challenges, opportunities, what is going well and what can be even better.

Employee Resource Groups

One of the best ways for AEP to demonstrate our commitment to a trusting and inclusive work environment is to empower employees to form and participate in Employee Resource Groups (ERG). The ERGs at AEP include Abled and Differently-Abled Partnering Together, the Black ERG, the Asian-American ERG, the Hispanic Origin Latin American ERG, the Military Veteran ERG, the Native American ERG, the Pride Partnership and the Women at Work ERG. Our ERGs reflect the diverse makeup of our workforce and enable us to gain valuable insight into the diverse communities we serve. They also help increase engagement across AEP by providing employees with a safe space to discuss work-related issues and to develop innovative solutions. ERGs play an active role in AEP’s diversity and inclusion efforts, including recruitment of new employees.

Training and Professional Development

At AEP, we are preparing our workforce for the future by providing opportunities to learn new skills and engaging higher education institutions to better prepare the next generation with the skills that we will need. AEP has training alliances with several community colleges, universities and vocational and technical schools across our service territory. We work with these institutions to develop academic programs that will prepare employees for upward mobility opportunities and to attract external job seekers interested in careers in our industry. AEP also provides a broad range of training and assistance that supports lifelong learning and transition development. This is especially important as we move closer toward a digital future that requires a more flexible, innovative and diverse workforce. AEP has robust processes to achieve this, including ongoing performance coaching, operational skills training, resources to support our commitment to environment, safety and health, job progression training, tuition assistance, and other forms of training that help employees improve their skills and become better leaders. In addition, in October 2021, AEP launched the Women in Linework (WiL) pilot program that will offer qualified participants a direct path into AEP’s linework apprenticeship program. The 14-month program is seeking to address the acute lack of women in lineworker careers and will provide a training regimen along with comprehensive support and development services. WiL will initially take place in OPCo’s Columbus district, with the potential for it to expand to other regions within AEP’s footprint.

In 2021, AEP employees completed more than 719,000 hours of training in programs for which we track participation. In addition, AEP invested more than $2 million in employee education, supporting approximately 1,000 employees through our tuition reimbursement program.

Compensation and Benefits

AEP recognizes the importance of our employees to our success and we offer physical, mental, financial and other health, wellness and assistance programs to our employees and their families to help them thrive at home and work. We ensure the pay we offer is competitive in the marketplace by using an overall market pricing process. In addition to competitive wages, nearly all AEP employees participate in an annual incentive program that rewards outstanding performance and achievement of business goals. Our incentive compensation provides financial rewards to those who contribute to business results and meet or exceed their personal performance goals, which fosters a high-performance culture. AEP also offers employees physical and mental health programs, including medical, dental and life insurance, along with a health and well-being program to help employees and their families stay healthy and feeling their best. Additionally, AEP’s retirement programs position our employees for financial stability in retirement.

Labor Relations

Nearly one fourth of AEP’s workforce is represented by labor unions. We value the relationships we have with our union represented employees and believe in a trusting, collaborative and respectful partnership. We continuously work to strengthen these relationships to ensure we have a culture that attracts and supports employees who can adapt to the rapid changes occurring in our company and industry. Our partnership with labor unions is critical to meeting the growing expectations of our customers and adapting to the challenges of rapidly changing technologies.

BUSINESS SEGMENTS

AEP’s Reportable Segments

AEP’s primary business is the generation, transmission and distribution of electricity.  Within its Vertically Integrated Utilities segment, AEP centrally dispatches generation assets and manages its overall utility operations on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight.  Intersegment sales and transfers are generally based on underlying contractual arrangements and agreements. AEP’s reportable segments are as follows:

•Vertically Integrated Utilities
•Transmission and Distribution Utilities
•AEP Transmission Holdco
•Generation & Marketing

The remainder of AEP’s activities is presented as Corporate and Other, which is not considered a reportable segment. See Note 9 - Business Segments included in the 2021 Annual Report for additional information on AEP’s segments.

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

ELECTRIC GENERATION

Facilities

As of December 31, 2021, AEP’s vertically integrated public utility subsidiaries owned or leased approximately 22,500 MWs of domestic generation.  See Item 2 – Properties for more information regarding the generation capacity of vertically integrated public utility subsidiaries.

Fuel Supply

The following table shows the owned and leased generation sources by type (including wind purchase agreements), on an actual net generation (MWhs) basis, used by the Vertically Integrated Utilities:

	2021	2020	2019
Coal and Lignite	50%	45%	54%
Nuclear	22%	24%	19%
Natural Gas	16%	18%	16%
Renewables	12%	13%	11%

A price increase/decrease in one or more fuel sources relative to other fuels, as well as the addition of renewable resources or retirement of traditional fossil fuel units, may result in the decreased/increased use of other fuels.  AEP’s overall 2021 fossil fuel costs for the Vertically Integrated Utilities increased 68% on a dollar per

MMBtu basis from 2020 due to an increase in commodity price largely due to the impact of the February 2021 Severe Winter Weather Event.

Coal and Lignite

AEP’s Vertically Integrated Utilities procure coal and lignite under a combination of purchasing arrangements including long-term contracts, affiliate operations and spot agreements with various producers, marketers and coal trading firms.  Coal consumption in 2021 increased approximately 26% from 2020 mainly due to higher gas prices and stronger power market prices.

Management believes that the Vertically Integrated Utilities will be able to secure and transport coal and lignite of adequate quality and quantities to operate their coal and lignite-fired units. Through subsidiaries, AEP owns, leases or controls 3,014 railcars, 343 barges, 5 towboats and a coal handling terminal with approximately 18 million tons of annual capacity to move and store coal for use in AEP generating facilities. AEP will be selling one boat and 74 barges will be coming off lease in the first quarter of 2022 and will not be extended.

Spot prices began 2021 at similar levels to 2020 but strengthened significantly in the back half of 2021 due to an increase in global and domestic demand. AEP’s strategy for purchasing coal includes layering in supplies over time. The price impact of this process is reflected in subsequent periods and can occasionally cause current spot market prices to be trending opposite to the price of coal delivered. The price paid for coal delivered in 2021 decreased approximately 5.9% from 2020 mainly due to the pricing of coal supply agreements entered into in previous years.

The following table shows the amount of coal and lignite delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of coal and lignite purchased by the Vertically Integrated Utilities:

	2021	2020	2019
Total coal and lignite delivered to the plants (in millions of tons)	18.2	19.4	30.4
Average cost per ton of coal and lignite delivered	$50.76	$53.95	$45.85

The coal supplies at the Vertically Integrated Utilities plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, availability of acceptable coals, labor issues and weather conditions, which may interrupt production or deliveries. As of December 31, 2021, the Vertically Integrated Utilities’ coal inventory was approximately 34 days of full load burn. While inventory targets vary by plant and are changed as necessary, the current coal inventory target for the Vertically Integrated Utilities is approximately 27 days of full load burn.

Natural Gas

The Vertically Integrated Utilities consumed approximately 108 billion cubic feet of natural gas during 2021 for generating power. This represents a decrease of 4.60% from 2020. Several of AEP’s natural gas-fired power plants are connected to at least two pipelines which allow greater access to competitive supplies and improve delivery reliability. A portfolio of term, seasonal, monthly and daily supply and transportation agreements provide natural gas requirements for each plant, as appropriate. AEP’s natural gas supply transactions are based on market prices.

The following table shows the amount of natural gas delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of natural gas purchased by the Vertically Integrated Utilities. The increase in 2021 average delivered price is largely due to the impact of the February 2021 Severe Winter Weather Event.

	2021	2020	2019
Total natural gas delivered to the plants (in billions cubic feet)	108.0	113.1	117.0
Average delivered price per MMBtu of purchased natural gas	$8.92	$2.14	$2.64

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

Nuclear Waste and Decommissioning

As the owner of the Cook Plant, I&M has a significant future financial commitment to dispose of SNF and decommission and decontaminate the plant safely.  The cost to decommission a nuclear plant is affected by NRC regulations and the SNF disposal program.  The most recent decommissioning cost study was completed in 2021.  The estimated cost of decommissioning and disposal of low-level radioactive waste for the Cook Plant was $2.2 billion in 2021 non-discounted dollars, with additional ongoing estimated costs of $7 million per year for post decommissioning storage of SNF and an eventual estimated cost of $33 million for the subsequent decommissioning of the spent fuel storage facility, also in 2021 non-discounted dollars. As of December 31, 2021 and 2020, the total decommissioning trust fund balance for the Cook Plant was approximately $3.5 billion and $3 billion, respectively. The balance of funds available to eventually decommission Cook Plant will differ based on contributions and investment returns.  The ultimate cost of retiring the Cook Plant may be materially different from estimates and funding targets as a result of the:

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

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly different than current projections.  AEP will seek recovery from customers through regulated rates if actual decommissioning costs exceed projections.  See the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies included in the 2021 Annual Report for additional information with respect to nuclear waste and decommissioning.

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

Counterparty Risk Management

The Vertically Integrated Utilities segment also sells power and enters into related energy transactions with wholesale customers and other market participants. As a result, counterparties and exchanges may require cash or cash related instruments to be deposited on transactions as margin against open positions.  As of December 31, 2021, counterparties posted approximately $10 million in cash, cash equivalents or letters of credit with AEPSC for the benefit of AEP’s public utility subsidiaries (while, as of that date, AEP’s public utility subsidiaries posted approximately $210 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report for additional information.

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

OVEC

AEP and several nonaffiliated utility companies jointly own OVEC.  The aggregate equity participation of AEP in OVEC is 43.47%.  Parent owns 39.17% and OPCo owns 4.3%.  Under the Inter-Company Power Agreement (ICPA), which defines the rights of the owners and sets the power participation ratio of each, the sponsoring companies are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios.  The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%.  The ICPA terminates in June 2040.  The proceeds from charges by OVEC to sponsoring companies under the ICPA based on their power participation ratios are designed to be sufficient for OVEC to meet its operating expenses and fixed costs.  OVEC’s Board of Directors, as elected by AEP and nonaffiliated owners, has authorized environmental investments related to their ownership interests, with resulting expenses (including for related debt and interest thereon) included in charges under the ICPA. OVEC financed capital expenditures in excess of $1 billion in connection with flue gas desulfurization projects and the associated scrubber waste disposal landfills at its two generation plants through debt issuances, including tax-advantaged debt issuances.  Both OVEC generation plants are operating with the new environmental controls in-service.  See Note 17 - Variable Interest Entities and Equity Method Investments for additional information.

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

The following state-by-state analysis summarizes the regulatory environment of certain major jurisdictions in which AEP’s vertically integrated public utility subsidiaries operate.  Several public utility subsidiaries operate in more than one jurisdiction.  See Note 4 - Rate Matters included in the 2021 Annual Report for more information regarding pending rate matters.

Indiana

I&M provides retail electric service in Indiana at bundled rates approved by the IURC, with rates set on a forecasted cost-of-service basis.  Indiana provides for timely fuel and purchased power cost recovery through a fuel cost recovery mechanism.

Oklahoma

PSO provides retail electric service in Oklahoma at bundled rates approved by the OCC.  PSO’s rates are set on a cost-of-service basis.  Fuel and purchased energy costs are recovered or refunded through a fuel adjustment clause.

Virginia

APCo currently provides retail electric service in Virginia at unbundled generation and distribution rates approved by the Virginia SCC.  Virginia generally allows for timely recovery of fuel costs through a fuel cost recovery mechanism.  In addition to base rates and fuel cost recovery, APCo is permitted to recover a variety of costs through rate adjustment clauses including transmission services provided at OATT rates based on rates established by the FERC.

West Virginia

APCo and WPCo provide retail electric service at bundled rates approved by the WVPSC, with rates set on a combined cost-of-service basis.  West Virginia generally allows for timely recovery of fuel costs through the ENEC which trues-up to actual expenses. In addition to base rates and fuel cost recovery, APCo is permitted to recover a variety of costs through surcharges.

FERC

The FERC regulates rates for interstate power sales at wholesale, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects.  The FERC regulations require AEP’s vertically integrated public utility subsidiaries to provide open access transmission service at FERC-approved rates, and AEP has approved cost-based formula transmission rates on file at the FERC.  The FERC also regulates unbundled transmission service to retail customers.  In addition, the FERC regulates the sale of power for resale in interstate commerce by: (a) approving contracts for wholesale sales to municipal and cooperative utilities at cost-based rates and (b) granting authority to public utilities to sell power at wholesale at market-based rates upon a showing that the seller lacks the ability to improperly influence market prices.  AEP’s vertically integrated public utility subsidiaries have market-based rate authority from the FERC, under which much of their wholesale marketing activity takes place.  The FERC requires each public utility that owns or controls interstate transmission facilities, directly or through an RTO, to file an open access network and point-to-point transmission tariff that offers services comparable to the utility’s own uses of its transmission system.  The FERC also requires all transmitting utilities, directly or through an RTO, to establish an Open Access Same-time Information System, which electronically posts transmission information such as available capacity and prices, and requires utilities to comply with Standards of Conduct that prohibit utilities’ transmission employees from providing non-public transmission information to the utility’s marketing employees. Additionally, the vertically integrated public utility subsidiaries are subject to reliability standards promulgated by the NERC, with the approval of the FERC.

The FERC oversees RTOs, entities created to operate, plan and control utility transmission assets.  AEGCo, APCo, I&M, KGPCo, KPCo and WPCo are members of PJM.  PSO and SWEPCo are members of SPP.

The FERC has jurisdiction over certain issuances of securities of most of AEP’s public utility subsidiaries, the acquisition of securities of utilities, the acquisition or sale of certain utility assets and mergers with another electric utility or holding company.  In addition, both the FERC and state regulators are permitted to review the books and records of any company within a holding company system.

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

TRANSMISSION AND DISTRIBUTION UTILITIES

GENERAL

This segment consists of the transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by AEP Texas and OPCo. OPCo is engaged in the transmission and distribution of electric power to approximately 1,515,000 retail customers in Ohio.  OPCo purchases energy and capacity to serve standard service offer customers and provides transmission and distribution services for all connected load. AEP Texas is engaged in the transmission and distribution of electric power to approximately 1,082,000 retail customers through REPs in west, central and southern Texas.

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

REGULATION

OPCo provides distribution and transmission services to retail customers within its service territory at cost-based rates approved by the PUCO or by the FERC.  AEP Texas sets its rates through a combination of base rate cases and interim Transmission Cost of Services (TCOS) and Distribution Cost Recovery Factor (DCRF) filings.  AEP Texas may file interim TCOS filings semi-annually and DCRF filings annually to update its rates to reflect changes in its net invested capital. Transmission and distribution rates are established on a cost-of-service basis, which is designed to allow a utility an opportunity to recover its cost of providing service and to earn a reasonable return on its investment used in providing that service.  The cost-of-service generally reflects operating expenses, including operation and maintenance expense, depreciation expense and taxes.  Utility commissions periodically adjust rates pursuant to a review of: (a) a utility’s adjusted revenues and expenses during a defined test period and (b) such utility’s level of investment.

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

SEASONALITY

The delivery of electric power is generally seasonal.  In many parts of the country, demand for power peaks during the hot summer months.  In other areas, power demand peaks during the winter months.  The pattern of this fluctuation may change due to the nature and location of AEP’s transmission and distribution facilities.  In addition, AEP transmission and distribution has historically delivered less power, and consequently earned less income, when weather conditions are milder.  In Texas, where there is residential decoupling, unusually mild weather in the future could diminish AEP’s results of operations.  Conversely, unusually extreme weather conditions could increase AEP’s results of operations.

AEP TRANSMISSION HOLDCO

GENERAL

AEPTHCo is a holding company for (a) AEPTCo, which is the direct holding company for the State Transcos and (b) AEP’s Transmission Joint Ventures.

AEPTCo

AEPTCo wholly owns the State Transcos which are independent of, but respectively overlay, the following AEP electric utility operating companies: APCo, I&M, KPCo, OPCo, PSO, SWEPCo and WPCo. The State Transcos develop, own, operate and maintain their respective transmission assets. Assets of the State Transcos interconnect to transmission facilities owned by the aforementioned operating companies and nonaffiliated transmission owners within the footprints of PJM, MISO and SPP. APTCo, IMTCo, KTCo, OHTCo and WVTCo are located within PJM. IMTCo also owns portions of the Greentown station assets located in MISO. OKTCo and SWTCo are located within SPP.

IMTCo, KTCo, OHTCo, OKTCo and WVTCo own and operate transmission assets in their respective jurisdictions.  The Virginia SCC and WVPSC granted consent for APCo and APTCo to enter into a joint license agreement that will support APTCo investment in the state of Tennessee. SWTCo does not currently own or operate transmission assets.

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

The State Transcos provide the capability to build, replace and upgrade existing facilities. As of December 31, 2021, the State Transcos had $11.5 billion of transmission and other assets in-service with plans to construct approximately $3.5 billion of additional transmission assets, excluding CWIP, through 2024. Additional investment in transmission infrastructure is needed within PJM and SPP to maintain the required level of grid reliability, resiliency, security and efficiency and to address an aging transmission infrastructure. Additional transmission facilities will be needed based on changes in generating resources, such as wind or solar projects, generation additions or retirements and additional new customer interconnections.  The State Transcos will continue their investment to enhance physical and cyber security of assets, and are also investing in improving the telecommunication network that supports the operation and control of the grid.

In October 2021, AEP entered into a Stock Purchase Agreement to sell KTCo to Liberty Utilities. Subject to satisfaction of closing conditions and receipt of regulatory approvals, the sale is expected to close in the second quarter of 2022. See “Disposition of KPCo and KTCo” section of Note 7 for additional information

AEPTHCO JOINT VENTURE INITIATIVES

AEP has established joint ventures with other electric utility companies for the purpose of developing, building and owning transmission assets that seek to improve reliability and market efficiency and provide transmission access to remote generation sources in North America (Transmission Joint Ventures).

The Transmission Joint Ventures currently include:

Joint Venture Name	Location	Projected or Actual Completion Date	Owners (Ownership %)	Total Estimated/Actual Project Costs at Completion		Approved Return on Equity
				(in millions)
ETT	Texas	(a)	Berkshire Hathaway	$3,900.0	(a)	9.6%
	(ERCOT)		Energy (50%)
			AEP (50%)

Prairie Wind	Kansas	2014	Evergy, Inc. (50%)	158.0		12.8%
			Berkshire Hathaway
			Energy (25%)
			AEP (25%)

Pioneer	Indiana	2018	Duke Energy (50%)	191.0		10.52%	(b)
			AEP (50%)

Transource	Missouri	2016	Evergy, Inc.	310.5		11.1%	(c)
Missouri			(13.5%) (d)
			AEP (86.5%) (d)

Transource	West	2019	Evergy, Inc.	84.0		10.5%
West Virginia	Virginia		(13.5%) (d)
			AEP (86.5%) (d)

Transource	Maryland	2023	Evergy, Inc.	27.6	(e)	10.4%
Maryland			(13.5%) (d)
			AEP (86.5%) (d)

Transource	Pennsylvania	2023	Evergy, Inc.	243.6	(e)	10.4%
Pennsylvania			(13.5%) (d)
			AEP (86.5%) (d)

Transource	Oklahoma	2026	Evergy, Inc.	108.0	(f)	10.0%
Oklahoma			(13.5%(d)
			AEP (86.5%) (d)

(a)ETT is undertaking multiple projects and the completion dates will vary for those projects. ETT’s investment in completed and active projects in ERCOT is expected to be $3.9 billion.  Future projects will be evaluated on a case-by-case basis.
(b)In May 2020, Pioneer received FERC approval authorizing an ROE of 10.02% (10.52% inclusive of the RTO incentive adder of 0.5%).
(c)The ROE represents the weighted-average approved ROE based on the costs of two projects developed by Transource Missouri; the $64 million Iatan-Nashua project (10.3%) and the $247 million Sibley-Nebraska City project (11.3%).
(d)AEP owns 86.5% of Transource Missouri, Transource West Virginia, Transource Maryland, Transource Pennsylvania and Transource Oklahoma through its ownership interest in Transource Energy, LLC (Transource).  Transource is a joint venture with AEPTHCo and Evergy, Inc. formed to pursue competitive transmission projects.  AEPTHCo and Evergy, Inc. own 86.5% and 13.5% of Transource, respectively.
(e)See “Independence Energy Connection Project” section below for additional information.
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

Transource Missouri, Transource West Virginia, Transource Maryland, Transource Pennsylvania and Transource Oklahoma are consolidated joint ventures by AEP.  All other joint ventures in the table above are not consolidated by AEP. AEP’s joint ventures do not have employees.  Business services for the joint ventures are provided by AEPSC and other AEP subsidiaries and the joint venture partners. In 2021, approximately 438 AEPSC employees and 256 operating company employees provided service to one or more joint ventures.

Independence Energy Connection Project

In 2016, PJM approved the Independence Energy Connection Project (IEC) and included it in its Regional Transmission Expansion Plan to alleviate congestion. Transource Energy owns the IEC, which is located in Maryland and Pennsylvania. In June 2020, the Maryland Public Service Commission approved a Certificate of Public Convenience and Necessity to construct the portion of the IEC in Maryland. In May 2021, the Pennsylvania Public Utility Commission (PA PUC) denied the IEC certificate for siting and construction of the portion in Pennsylvania. Transource Energy has appealed the PA PUC ruling in Pennsylvania state court and challenged the ruling before the United States District Court for the Middle District of Pennsylvania. The case before the state court is pending and the case before the United States District Court for the Middle District of Pennsylvania is currently suspended, pending the outcome of the case in the Pennsylvania state court.

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. PJM stated that the IEC has not been cancelled and remains necessary to alleviate congestion. As of December 31, 2021, AEP’s share of IEC capital expenditures was approximately $81 million. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is cancelled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

Management continues to monitor the FERC’s 2019 Notice of Inquiry regarding base ROE policy, the FERC’s 2020 and 2021 supplemental Notice of Proposed Rulemaking (NOPR) regarding transmission incentives policy, and various other matters pending before the FERC with the potential to affect the transmission ROE methodology.

In April 2021, the FERC issued a supplemental NOPR proposing to modify its incentive for transmission owners that join RTOs (RTO Incentive). Under the supplemental NOPR, the RTO Incentive would be modified such that a utility would only be eligible for the RTO Incentive for the first three years after the utility joins a FERC-approved Transmission Organization. This is a significant departure from a previous NOPR issued in 2020 seeking to increase the RTO Incentive from 50 basis points to 100 basis points. The supplemental NOPR also required utilities that have received the RTO Incentive for three or more years to submit, within 30 days of the effective date of a final rule, a compliance filing to eliminate the incentive from its tariff prospectively. The supplemental NOPR was subject to a 60 day comment period followed by a 30 day period for reply comments. In July 2021, AEP submitted reply comments. AEP is awaiting a final rule from the FERC.

In July 2021, the FERC issued an order denying Dayton Power and Light’s request for a 50 basis point RTO incentive on the basis that its RTO participation was not voluntary, but rather is required by Ohio law. This precedent could have an impact on AEP’s transmission owning subsidiaries.

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

In the annual rate base filings described above, the State Transcos in aggregate filed rate base totals of $8.4 billion, $7.0 billion and $5.9 billion for 2021, 2020 and 2019, respectively.  The total filed transmission revenue requirements, including prior year over/under-recovery of revenue and associated carrying charges were $1.4 billion, $1.2 billion and $992 million for 2021, 2020 and 2019, respectively.

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

AEP Renewables develops, owns and operates utility scale renewable projects backed with long-term contracts with creditworthy counterparties throughout the United States.  AEP Renewables works directly with stakeholders to ensure that customers have clean, sustainable renewable energy to meet their environmental goals.  As of December 31, 2021, AEP Renewables owned projects operating in 11 states, including approximately 1,435 MWs of installed wind capacity and 165 MWs of installed solar capacity.  In October 2019, AEP Renewables entered into an agreement to construct Flat Ridge 3, a wind farm in Kansas.  The 128 MW facility was placed into service in December 2021. In November 2020, AEP Renewables signed a Purchase and Sale Agreement to acquire 75% of the Dry Lake Solar Project, a 100 MW solar facility in southern Nevada. This facility was placed into service in May 2021. In February 2022, AEP management announced the beginning of a process to sell all or a portion of AEP Renewables’ competitive contracted renewables portfolio.

AEP OnSite Partners works directly with wholesale and large retail customers to provide tailored solutions to reduce their energy costs based upon market knowledge, innovative applications of technology and deal structuring capabilities.  AEP OnSite Partners targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions that create value for customers.  AEP OnSite Partners pursues and develops behind the meter projects with creditworthy customers.  As of December 31, 2021, AEP OnSite Partners owned projects located in 22 states, including approximately 161 MWs of installed solar capacity, and approximately 27 MWs of solar projects under construction.

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

With respect to the retail supply and energy management business, AEP Energy is a retail energy supplier that supplies electricity and/or natural gas to residential, commercial, and industrial customers.  AEP Energy provides various energy solutions in Illinois, Pennsylvania, Delaware, Maryland, New Jersey, Ohio and Washington, D.C.  AEP Energy had approximately 552,000 customer accounts as of December 31, 2021.

The primary fossil generation subsidiary in the Generation & Marketing segment is AGR.  As of December 31, 2021, AGR owns the 595 MW Cardinal Plant which is operated by a nonaffiliated electric cooperative. Other subsidiaries in this segment own or have the right to receive power from additional generation assets. See Item 2 – Properties for more information regarding the generation assets of the Generation & Marketing segment. AGR is a competitive generation subsidiary.

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

COMPETITION

The AEP Generation & Marketing segment subsidiaries face competition for the sale of available power, capacity and ancillary services.  The principal factors of impact are electricity and fuel prices, new market entrants, construction or retirement of generating assets by others and technological advances in power generation. Because AGR’s remaining generation is coal-fired, lower relative natural gas prices will favor competitors that have a higher concentration of natural gas fueled generation.  Other factors impacting competitiveness include environmental regulation, transmission congestion or transportation constraints at or near generation facilities, inoperability or inefficiencies, outages and deactivations and retirements at generation facilities.

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

Fuel Supply

The following table shows the generation sources by type, on an actual net generation (MWhs) basis, used by the Generation & Marketing segment:

	2021	2020	2019
Coal	38%	46%	64%
Renewables	62%	54%	36%

Coal and Consumables

AGR procures coal and consumables needed to burn the coal under a combination of purchasing arrangements including long-term and spot contracts with various producers and coal trading firms.  As contracts expire, they are replaced, as needed, with contracts at market prices. Coal and consumable inventories remain adequate to meet generation requirements.

Management believes that AGR will be able to secure and transport coal and consumables of adequate quality and in adequate quantities to operate its coal-fired unit.  AGR, through its contracts with third-party transporters, has the ability to adequately move and store coal and consumables for use in its generating facility. AGR plants consumed 1.2 million tons of coal in 2021.

The coal supplies at AGR’s plant vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, coal quality, availability of acceptable coals, labor issues and weather conditions, which may interrupt production or deliveries. AGR aims to maintain the coal inventory of its managed plant in the range of 20 to 60 days of full load burn.  As of December 31, 2021, the coal inventory of AGR was within the target range.

Counterparty Risk Management

Counterparties and exchanges may require cash or cash related instruments to be deposited on these transactions as margin against open positions.  As of December 31, 2021, counterparties posted approximately $266 million in cash, cash equivalents or letters of credit with AEP for the benefit of AEP’s Generation & Marketing segment subsidiaries (while, as of that date, AEP’s Generation & Marketing segment subsidiaries posted approximately $113 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report for additional information.

Certain Power Agreements

As of December 31, 2021, the assets utilized in this segment included approximately 1,435 MWs of company-owned domestic wind power facilities and 148 MWs of domestic wind power from long-term purchase power agreements. Additional long term purchased power agreements have been entered into for 669 MWs of wind and 1,230 MWs of solar capacity which are all seeking permits or under construction. These agreements are all contingent on completion of construction which is expected by the end of 2024.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following persons are executive officers of AEP.  Their ages are given as of February 24, 2022.  The officers are appointed annually for a one-year term by the board of directors of AEP.

Nicholas K. Akins
Chairman of the Board, President and Chief Executive Officer
Age 61
Chairman of the Board since January 2014, President since January 2011 and Chief Executive Officer since November 2011.

Lisa M. Barton
Executive Vice President and Chief Operating Officer
Age 56
Chief Operating Officer since January 2021. Executive Vice President - Utilities from January 2019 to December 2020, Executive Vice President - Transmission from August 2011 to December 2018.

Paul Chodak, III
Executive Vice President - Generation
Age 58
Executive Vice President - Generation since January 2019. Executive Vice President - Utilities from January 2017 to December 2018. President and Chief Operating Officer of I&M from July 2010 to December 2016.

David M. Feinberg
Executive Vice President, General Counsel and Secretary
Age 52
Executive Vice President since January 2013. General Counsel and Secretary since January 2012.

Greg B. Hall
Executive Vice President - Energy Supply
Age 49
Executive Vice President - Energy Supply since July 2021. President and Chief Operating Officer of AEP Energy Supply LLC since July 2021. President of AEP Energy, Inc. since May 2017. President of AEP Energy Partners, Inc. since June 2007.

Charles R. Patton
Executive Vice President - External Affairs
Age 62
Executive Vice President - External Affairs since January 2017. President and Chief Operating Officer of APCo from June 2010 to December 2016.

Therace M. Risch
Executive Vice President and Chief Information & Technology Officer
Age 48
Executive Vice President since July 2021. Chief Information & Technology Officer since May 2020. Senior Vice President from April 2020 to July 2021.

Julia A. Sloat
Executive Vice President and Chief Financial Officer
Age 52
Executive Vice President and Chief Financial Officer since January 2021. Senior Vice President, Treasury & Risk and Treasurer from January 2019 to December 2020. President and Chief Operating Officer of OPCo from May 2016 to December 2018.

Charles E. Zebula
Executive Vice President - Portfolio Optimization
Age 61
Executive Vice President - Portfolio Optimization since July 2021. Executive Vice President - Energy Supply from January 2013 to July 2021.

ITEM 1A.   RISK FACTORS

GENERAL RISKS OF REGULATED OPERATIONS

AEP may not be able to recover the costs of substantial planned investment in capital improvements and additions. (Applies to all Registrants)

AEP’s business plan calls for extensive investment in capital improvements and additions, including the construction of additional transmission and renewable generation facilities, modernizing existing infrastructure, installation of environmental upgrades and retrofits as well as other initiatives.  AEP’s public utility subsidiaries currently provide service at rates approved by one or more regulatory commissions.  If these regulatory commissions do not approve adjustments to the rates charged, affected AEP subsidiaries would not be able to recover the costs associated with their investments.  This would cause financial results to be diminished.

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

If regulated utility earnings exceed the returns established by the relevant commissions, retail electric rates may be subject to review and possible reduction by the commissions, which may decrease future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, it could reduce future net income and cash flows and negatively impact financial condition. Similarly, if recovery or other rate relief authorized in the past is overturned or reversed on appeal, future earnings could be negatively impacted. Any regulatory action or litigation outcome that triggers a reversal of a regulatory asset or deferred cost generally results in an impairment to the balance sheet and a charge to the income statement of the company involved. See Note 4 – Rate Matters included in the 2021 Annual Report for additional information.

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

AEP may not recover costs incurred to begin construction on projects that are canceled. (Applies to all Registrants)

AEP’s business plan for the construction of new projects involves a number of risks, including construction delays, non-performance by equipment and other third-party suppliers and increases in equipment and labor costs.  To limit the risks of these construction projects, AEP’s subsidiaries enter into equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits.  If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur.  In addition, if any construction work or investments have been recorded as an asset, an impairment may need to be recorded in the event the project is canceled.

AEP is exposed to nuclear generation risk. (Applies to AEP and I&M)

I&M owns the Cook Plant, which consists of two nuclear generating units for a rated capacity of 2,296 MWs, or about 7% of the generating capacity in the AEP System.  AEP and I&M are, therefore, subject to the risks of nuclear generation, which include the following:

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

A substantial portion of the receivables of AEP Texas is concentrated in a small number of REPs, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations. (Applies to AEP and AEP Texas)

AEP Texas collects receivables from the distribution of electricity from REPs that supply the electricity it distributes to its customers. As of December 31, 2021, AEP Texas did business with approximately 123 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for these services or could cause them to delay such payments. AEP Texas depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable PUCT regulations significantly limit the extent to which AEP Texas can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and AEP Texas thus remains at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. In 2021, AEP Texas’ three largest REPs accounted for 43% of its operating revenue. Any delay or default in payment by REPs could adversely affect cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments AEP Texas had received from such REP.

Ohio House Bill 6 (HB 6), which provides for beneficial cost recovery for OPCo and for plants owned by OVEC, has come under public scrutiny. (Applies to AEP and OPCo)

In 2019, Ohio adopted and implemented HB 6 which benefits OPCo by authorizing rate recovery for certain costs including renewable energy contracts, OVEC’s coal-fired generating units and energy efficiency measures. AEP and OPCo engaged in lobbying efforts and provided testimony during the legislative process in connection with HB 6. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of an Ohio legislator and associates in connection with an alleged racketeering conspiracy involving the adoption of HB

6. The outcome of the U.S. Attorney’s Office investigation and its impact on HB 6 is not known. If certain provisions of HB 6 were to be eliminated, it is unclear whether new legislation addressing similar issues would be adopted. To the extent that OPCo is unable to recover the costs currently authorized by HB 6, it could reduce future net income and cash flows and impact financial condition. In addition, the impact of continued public scrutiny of HB 6 is not known, and may have an adverse impact on AEP and OPCo, including their relationship with regulatory and legislative authorities, customers and other stakeholders. AEP is a defendant in current litigation relating to HB6 and AEP or OPCo may be involved in future litigation.

RISKS RELATED TO MARKET, ECONOMIC OR FINANCIAL VOLATILITY AND OTHER RISKS

AEP’s financial condition and results of operations could continue to be adversely affected by the ongoing Coronavirus pandemic. (Applies to all Registrants)

The global 2019 novel coronavirus pandemic is an evolving situation that has caused and could continue to lead to extended disruption of economic activity in AEP’s markets. COVID-19 could negatively affect AEP’s ability to operate its generating and transmission and distribution assets, its ability to access capital markets and results of operations. AEP currently cannot estimate the potential impact to its financial position, results of operations and cash flows caused by COVID-19, which will depend on future developments and which are highly uncertain at this time. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview for additional information on COVID-19.

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
•Supply chain disruptions and inflation.
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

A security breach of AEP or its regulated utility businesses’ physical assets or information systems, interconnected entities in RTOs, or regulators could impact the operation of the generation fleet and/or reliability of the transmission and distribution system. AEP and its regulated utility businesses could be subject to financial harm associated with ransomware theft or inappropriate release of certain types of information, including sensitive customer, vendor, employee, trading or other confidential data. A successful cyber-attack on the systems that control generation, transmission, distribution or other assets could severely disrupt business operations, preventing service to customers or collection of revenues. The breach of certain business systems could affect the ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to AEP’s reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses such as credit monitoring.  AEP and its third-party vendors have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to their technology systems and confidential data or to attempts to disrupt utility and related business operations. While there have been immaterial incidents of phishing, unauthorized access to technology systems, financial fraud, and disruption of remote access across the AEP System, there has been no material impact on business or operations from these attacks. However, the AEP cannot guarantee that security efforts will detect or prevent breaches, operational incidents, or other breakdowns of technology systems and network infrastructure and cannot provide any assurance that such incidents will not have a material adverse effect in the future.

The rate of taxes imposed on AEP could change. (Applies to all Registrants)

AEP is subject to income taxation at the federal level and by certain states and municipalities. In determining AEP’s income tax liability for these jurisdictions, management monitors changes to the applicable tax laws and related regulations. While management believes it is in compliance with current prevailing laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on the company. In addition, the Biden administration has proposed and congressional leaders have considered significant changes in tax law and regulations that could result in additional federal income taxes being imposed on AEP. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on financial condition and results of operations.

If AEP is unable to access capital markets or insurance markets on reasonable terms, it could reduce future net income and cash flows and negatively impact financial condition. (Applies to all Registrants)

AEP relies on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows or proceeds from the strategic sale of assets and investments, including subsidiaries such as the planned sale of KPCo and KTCo, and insurance markets to assist in managing its risk and liability profile. Volatility, increased interest rates and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness. Certain sources of insurance and debt and equity capital have expressed increasing unwillingness to procure insurance for or to invest in companies, such as AEP, that rely on fossil fuels. Any planned sale of assets and investments, including subsidiaries, may not occur for any number of reasons beyond our control, including regulatory approval on terms that are acceptable. If sources of capital for AEP are reduced and/or expected sale proceeds do not become available, capital costs could increase materially. Restricted access to capital or insurance markets and/or increased borrowing costs or insurance premiums could reduce future net income and cash flows and negatively impact financial condition.

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

The announced phasing out of LIBOR may adversely affect the costs and availability of financing. (Applies to all Registrants)

A portion of the Registrants’ indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate (“LIBOR”) for deposits of U.S. dollars. On November 30, 2020, the Federal Reserve and the Financial Conduct Authority in the United Kingdom announced that LIBOR would be phased out completely by June 20, 2023 and replaced by the Secured Overnight Financing Rate ("SOFR") and certain LIBOR maturities have already been phased out. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from U.S. dollar LIBOR and the SOFR market is not yet fully developed. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. Uncertainty as to the nature of such phase-out and alternative reference rates or disruption in the financial market could cause interest rates to increase. If sources of capital for the Registrants are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could reduce future net income and cash flows and negatively impact financial condition and/or liquidity.

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

Volatility in the securities markets, interest rates, and other factors could substantially increase defined benefit pension and other postretirement plan costs and the costs of nuclear decommissioning. (Applies to all Registrants and to AEP and I&M with respect to the costs of nuclear decommissioning)

The costs of providing pension and other postretirement benefit plans are dependent on a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plan, changes in actuarial assumptions, future government regulation, changes in life expectancy and the frequency and amount of AEP’s required or voluntary contributions made to the plans. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as a significant decline in the value of investments that fund the pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and AEP could be required from time to time to fund the pension plan with significant amounts of cash. Such cash funding obligations could have a material impact on liquidity by reducing cash flows and could negatively affect results of operations.

Additionally, I&M holds a significant amount of assets in its nuclear decommissioning trusts to satisfy obligations to decommission its nuclear plant. The rate of return on assets held in those trusts can significantly impact both the costs of decommissioning and the funding requirements for the trusts.

Supply chain disruptions and inflation could negatively impact our operations and corporate strategy. (Applies to all Registrants)

AEP’s operations and business plans depend on the global supply chain to procure the equipment, materials and other resources necessary to build and provide services in a safe and reliable manner. The delivery of components, materials, equipment and other resources that are critical to our business operations and corporate strategy has been restricted by the current domestic and global supply chain upheaval. This has resulted in the shortage of critical items. These disruptions and shortages could adversely impact both our business operations and corporate strategy. The constraints in the supply chain could restrict the availability and delay the construction, maintenance or repair of items that are needed to support normal operations or are required to execute on our corporate strategy for continued capital investment in utility equipment. These disruptions and constraints could reduce future net income and cash flows and possibly harm AEP’s financial condition.

Supply chain disruptions have contributed to higher prices of components, materials, equipment and other needed commodities and these inflationary increases may continue in the future. While inflation in the United States has been relatively low in recent years, during 2021, the economy in the United States encountered a material level of inflation. The impact of COVID-19 continues to increase uncertainty in the outlook of near-term economic activity, including whether inflation will continue and at what rate. AEP typically recovers increases in capital expenses from customers through rates in regulated jurisdictions. Failure to recover increased capital costs could reduce future net income and cash flows and possibly harm AEP’s financial condition. Increases in inflation raises our costs for labor, materials and services, and failure to secure these on reasonable terms may adversely impact our financial condition.

AEP’s results of operations and cash flows may be negatively affected by a lack of growth or slower growth in the number of customers, or decline in customer demand. (Applies to all Registrants)

Growth in customer accounts and growth of customer usage each directly influence demand for electricity and the need for additional power generation and delivery facilities.  Customer growth and customer usage are affected by a number of factors outside the control of AEP, such as mandated energy efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity, including changes due to public health considerations.

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

Failure to attract and retain an appropriately qualified workforce could harm results of operations. (Applies to all Registrants)

Certain events, such as an aging workforce without appropriate replacements, employee reaction to comply with potential COVID-19 vaccination or testing mandates, mismatch of skillset or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include potential higher rates of existing employee departures, lack of resources, loss of knowledge and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs, safety costs and costs of compliance with potential COVID-19 vaccination or testing mandates, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate the business. If AEP is unable to successfully attract and retain an appropriately qualified workforce, future net income and cash flows may be reduced.

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

Management cannot predict the outcome of the legal proceedings relating to AEP’s business activities. (Applies to all Registrants)

AEP is involved in legal proceedings, claims and litigation arising out of its business operations, the most significant of which are summarized in Note 6 - Commitments, Guarantees and Contingencies included in the 2021 Annual Report.  Adverse outcomes in these proceedings could require significant expenditures that could reduce future net income and cash flows and negatively impact financial condition.

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

AEP Texas and other AEP entities are named in approximately 100 lawsuits generally alleging the failure to exercise reasonable care in maintaining and updating their generation, transmission and distribution facilities in order to prevent cold weather failures and other related negligence. The complaints seek monetary damages among other forms of relief. In February 2021, AEP Texas received a Civil Investigative Demand from the Office of the Attorney General of Texas requesting, among other data, information about its communications to and from ERCOT, PUCT, retail electric providers, utilities, or power generation companies, concerning power outages related to the February 2021 winter storm. The company responded to the Civil Investigative Demand in March 2021. Management is unable to predict the course or outcome of these or any future litigation or investigations or their impact, if any, on future results of operations, financial condition and cash flows.

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

AEPTCo depends on its affiliates in the AEP System for a substantial portion of its revenues. (Applies to AEPTCo)

AEPTCo’s principal transmission service customers are its affiliates in the AEP System. Management expects that these affiliates will continue to be AEPTCo’s principal transmission service customers for the foreseeable future. For the year ended December 31, 2021, its affiliates were responsible for approximately 79% of the consolidated transmission revenues of AEPTCo.

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

Compliance with legislative and regulatory requirements may lead to increased costs and result in penalties. (Applies to all Registrants)

Business activities of electric utilities and related companies are heavily regulated, primarily through national and state laws and regulations of general applicability, including laws and regulations related to working conditions, health and safety, equal employment opportunity, employee benefit and other labor and employment matters, laws and regulations related to competition and antitrust matters. Many agencies employ mandatory civil penalty structures for regulatory violations. Registrants are subject to the jurisdiction of many federal and state agencies, including the FERC, NERC, Commodities Futures Trading Commission, Federal EPA, NRC, Occupational Safety and Health Administration, the SEC and the United States Department of Justice which may impose significant civil and criminal penalties to enforce compliance requirements relative to AEP’s business, which could have a material adverse effect on financial operating results including earnings, cash flow and liquidity.

The impact of new laws, regulations and policies and the related interpretations, as well as changes in enforcement practices or regulatory scrutiny generally cannot be predicted, and changes in applicable laws, regulations and policies and the related interpretations and enforcement practices may require extensive system and operational changes, be difficult to implement, increase AEP’s operating costs, require significant capital expenditures, or adversely impact the cost or attractiveness of the products or services AEP offers, or result in adverse publicity and harm AEP’s reputation.

RISKS RELATED TO OWNING AND OPERATING GENERATION ASSETS AND SELLING POWER

Costs of compliance with existing and evolving environmental laws are significant. (Applies to all Registrants except AEPTCo)

Operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety.  A majority of the electricity generated by the AEP System is produced by the combustion of fossil fuels.  Emissions of nitrogen and sulfur oxides, mercury and particulates and the discharge and disposal of solid waste (including coal-combustion residuals or CCR) resulting from fossil fueled generation plants are subject to increased regulations, controls and mitigation expenses.  Compliance with these legal requirements (including any new and more stringent application of existing CCR regulations) requires AEP to commit significant capital toward environmental monitoring, installation of pollution control equipment, emission fees, disposal, remediation and permits at AEP facilities and could cause AEP to retire generating capacity prior to the end of its estimated useful life.  Costs of compliance with environmental statutes and regulations could reduce future net income and negatively impact financial condition, especially if emission limits, CCR waste discharge and/or discharge disposal obligations are tightened, more extensive operating and/or permitting requirements are imposed or additional substances or facilities become regulated.  Although AEP typically recovers expenditures for pollution control technologies, replacement generation, undepreciated plant balances and associated operating costs from customers, there can be no assurance in the future that AEP will recover the remaining costs associated with such plants.  Failure to recover these costs could reduce future net income and cash flows and possibly harm financial condition.

Regulation of CO2 emissions could materially increase costs to AEP and its customers or cause some electric generating units to be uneconomical to operate or maintain. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

To date, federal court decisions have blocked Federal EPA’s attempts to regulate CO2 emissions from existing utility units. While there are no federal CO2 regulations in effect at present, the current administration has announced addressing climate change as a policy priority. Costs of compliance with the environmental regulation of CO2 emissions, if any, could reduce future net income and negatively impact financial condition and/or could cause AEP to retire generating capacity prior to the end of its estimated useful life. Although AEP typically recovers environmental expenditures, there can be no assurance in the future that AEP can recover such costs which could reduce future net income and cash flows and possibly harm financial condition.

Courts adjudicating nuisance and other similar claims in the future may order AEP to pay damages or to limit or reduce emissions. (Applies to all Registrants except AEP Texas and AEPTCo)

In the past, there have been several cases seeking damages based on allegations of federal and state common law nuisance in which AEP, among others, were defendants.  In general, the actions allege that emissions from the defendants’ power plants constitute a public nuisance.  The plaintiffs in these actions generally seek recovery of damages and other relief.  If future actions are resolved against AEP, substantial modifications or retirement of AEP’s existing coal-fired power plants could be required, and AEP might be required to purchase power from third-parties to fulfill AEP’s commitments to supply power to AEP customers.  This could have a material impact on revenues.  In addition, AEP could be required to invest significantly in additional emission control equipment, accelerate the timing of capital expenditures, pay damages or penalties and/or halt operations.  Unless recovered, those costs could reduce future net income and cash flows and harm financial condition.  Moreover, results of operations and financial position could be reduced due to the timing of recovery of these investments and the expense of ongoing litigation.

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

Parties with whom AEP has contracts may fail to perform their obligations, which could harm AEP’s results of operations. (Applies to all Registrants)

AEP sells power from its generation facilities into the spot market and other competitive power markets on a contractual basis. AEP also enters into contracts to purchase and sell electricity, natural gas, emission allowances, renewable energy credits and coal as part of its power marketing and energy trading operations. AEP is exposed to the risk that counterparties that owe AEP money or the delivery of a commodity, including power, could breach their obligations.  Should the counterparties to these arrangements fail to perform, AEP may be forced to enter into alternative hedging arrangements or honor underlying commitments at then-current market prices that may exceed AEP’s contractual prices, which would cause financial results to be diminished and AEP might incur losses.  Although estimates take into account the expected probability of default by a counterparty, actual exposure to a default by a counterparty may be greater than the estimates predict.

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

OVEC may require additional liquidity and other capital support.  (Applies to AEP, APCo, I&M and OPCo)

AEP and several nonaffiliated utility companies own OVEC. The Inter-Company Power Agreement (ICPA) defines the rights and obligations and sets the power participation ratio of the parties to it. Under the ICPA, parties are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios. The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%. If a party fails to make payments owed by it under the ICPA, OVEC may not have sufficient funds to honor its payment obligations, including its ongoing operating expenses as well as its indebtedness. As of December 31, 2021, OVEC has outstanding indebtedness of approximately $1.1 billion, of which APCo, I&M, and OPCo are collectively responsible for $492 million through the ICPA. Although they are not an obligor or guarantor, APCo, I&M, and OPCo are responsible for their respective ratio of OVEC’s outstanding debt through the ICPA and if OVEC’s indebtedness is accelerated for any reason, there is risk that APCo, I&M and/or OPCo may be required to pay some or all of such accelerated indebtedness in amounts equal to their aggregate power participation ratio of 43.47%.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

GENERATION FACILITIES

As of December 31, 2021, the AEP System owned (or leased where indicated) generation plants, with locations and net maximum power capabilities (winter rating), are shown in the following tables:

Vertically Integrated Utilities Segment

AEGCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Rockport, Units 1 and 2 – 50% of each (a)	2	IN	Steam - Coal	1,310	1984

(a)Rockport Plant, Unit 2 is leased. In April 2021, AEGCo and I&M executed an agreement to purchase 100% of the interests in Rockport Plant, Unit 2 effective at the end of the lease term in December 2022.

APCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Buck	3	VA	Hydro	11	1912
Byllesby	4	VA	Hydro	19	1912
Claytor	4	VA	Hydro	76	1939
Leesville	2	VA	Hydro	50	1964
London	3	WV	Hydro	14	1935
Marmet	3	WV	Hydro	14	1935
Niagara	2	VA	Hydro	1	1906
Winfield	3	WV	Hydro	15	1938
Ceredo	6	WV	Natural Gas	516	2001
Dresden	3	OH	Natural Gas	665	2012
Smith Mountain	5	VA	Pumped Storage	585	1965
Amos	3	WV	Steam - Coal	2,930	1971
Mountaineer	1	WV	Steam - Coal	1,320	1980
Clinch River	2	VA	Steam - Natural Gas	465	1958
Total MWs				6,681

I&M
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Berrien Springs	12	MI	Hydro	7	1908
Buchanan	10	MI	Hydro	3	1919
Constantine	4	MI	Hydro	1	1921
Elkhart	3	IN	Hydro	3	1913
Mottville	4	MI	Hydro	2	1923
Twin Branch Hydro	8	IN	Hydro	4	1904
Deer Creek Solar Farm	NA	IN	Solar	3	2016
Olive Solar Farm	NA	IN	Solar	5	2016
St. Joseph	NA	IN	Solar	20	2021
Twin Branch Solar Farm	NA	IN	Solar	3	2016
Watervliet	NA	MI	Solar	5	2016
Rockport (Units 1 and 2, 50% of each) (a)	2	IN	Steam - Coal	1,310	1984
Cook	2	MI	Steam - Nuclear	2,296	1975
Total MWs				3,662

(a)Rockport Plant, Unit 2 is leased. In April 2021, AEGCo and I&M executed an agreement to purchase 100% of the interests in Rockport Plant, Unit 2 effective at the end of the lease term in December 2022.
NA    Not applicable.

The following table provides operating information related to the Cook Plant:

	Cook Plant
	Unit 1	Unit 2
Year Placed in Operation	1975	1978
Year of Expiration of NRC License	2034	2037
Nominal Net Electrical Rating in MWs	1,084	1,212
Annual Capacity Utilization
2021	96.0%	84.2%
2020	87.2%	94.2%
2019	77.3%	84.3%

KPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)(b)	2	WV	Steam - Coal	780	1971
Big Sandy	1	KY	Steam - Natural Gas	295	1963
Total MWs				1,075

(a)KPCo owns a 50% interest in the Mitchell Plant units.  WPCo owns the remaining 50%. Figures presented reflect only the portion owned by KPCo.
(b)In November 2021, KPCo made filings with KPSC, WVPSC and FERC to approve a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo pursuant to which WPCo will replace KPCo as the operator of Mitchell Plant. See “Dispositions of KPCo and KTCo” section of Note 7 included in the 2021 Annual Report for additional information.

PSO
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Comanche	3	OK	Natural Gas	248	1973
Northeastern, Unit 1	1	OK	Natural Gas	470	1961
Riverside, Units 3 and 4	2	OK	Natural Gas	160	2008
Southwestern, Units 4 and 5	2	OK	Natural Gas	168	2008
Weleetka	2	OK	Natural Gas	100	1975
Northeastern, Unit 3	1	OK	Steam - Coal	465	1979
Northeastern, Unit 2	1	OK	Steam - Natural Gas	434	1961
Riverside, Units 1 and 2	2	OK	Steam - Natural Gas	896	1974
Southwestern, Units 1, 2 and 3	3	OK	Steam - Natural Gas	446	1952
Tulsa	2	OK	Steam - Natural Gas	322	1956
Maverick (a)	NA	OK	Wind	131	2021
Sundance (a)	NA	OK	Wind	91	2021
Total MWs				3,931

(a)SWEPCo owns a 54.5% interest and PSO owns the remaining 45.5% interest in Sundance and Maverick.
NA Not applicable.

SWEPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mattison	4	AR	Natural Gas	314	2007
Stall	3	LA	Natural Gas	534	2010
Flint Creek (a)	1	AR	Steam - Coal	258	1978
Turk (a)	1	AR	Steam - Coal	477	2012
Welsh (b)	2	TX	Steam - Coal	1,053	1977
Pirkey (a)(c)	1	TX	Steam - Lignite	580	1985
Arsenal Hill	1	LA	Steam - Natural Gas	110	1960
Knox Lee	1	TX	Steam - Natural Gas	344	1950
Lieberman	3	LA	Steam - Natural Gas	217	1947
Wilkes	3	TX	Steam - Natural Gas	889	1964
Maverick (d)	NA	OK	Wind	156	2021
Sundance (d)	NA	OK	Wind	108	2021
Total MWs				5,040

(a)Jointly-owned with nonaffiliated entities.  Figures presented reflect only the portion owned by SWEPCo. The Arkansas jurisdictional portion of SWEPCo’s interest in Turk Plant is not in rate base.
(b)In November 2020, management announced it will cease using coal at the Welsh Plant in 2028.
(c)In November 2020, management announced plans to retire the plant in 2023.
(d)SWEPCo owns a 54.5% interest and PSO owns the remaining 45.5% interest in Sundance and Maverick.
NA Not applicable.

WPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)(b)	2	WV	Steam - Coal	780	1971

(a)WPCo owns 50% in the Mitchell Plant units. KPCo owns the remaining 50%. Figures presented reflect only the portion owned by WPCo.
(b)In November 2021, KPCo made filings with KPSC, WVPSC and FERC to approve a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo pursuant to which WPCo will replace KPCo as the operator of Mitchell Plant. See “Dispositions of KPCo and KTCo” section of Note 7 included in the 2021 Annual Report for additional information.

Generation & Marketing Segment

AGR
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Cardinal	1	OH	Steam - Coal	595	1967

Renewable Power

Size of Energy Resource	AEP Energy Supply, LLC Division	Renewable Energy Resource	Location	In-Service or Under Construction
1,435 MW	AEP Renewables	Wind	Eight states (a)	In-service
20 MW	AEP Renewables	Solar	California	In-service
20 MW	AEP Renewables	Solar	Utah	In-service
125 MW	AEP Renewables	Solar	Nevada	In-service
161 MW	AEP OnSite Partners	Solar	Seventeen states (b)	In-service
27 MW	AEP OnSite Partners	Solar	Two states (c)	Under Construction

(a)    Colorado, Hawaii, Indiana, Kansas, Michigan, Minnesota, Pennsylvania and Texas.
(b)    California, Colorado, Florida, Hawaii, Illinois, Iowa, Minnesota, Nebraska, New Hampshire, New Jersey, New Mexico, New York, Ohio, Rhode Island, Texas, Vermont and Wisconsin.
(c)    Ohio and New Mexico.

TRANSMISSION AND DISTRIBUTION FACILITIES

The following tables set forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies.

Vertically Integrated Utilities Segment

Total Overhead Circuit Miles of Transmission and Distribution Lines
APCo	51,714
I&M	20,943
KGPCo	1,408
KPCo	11,166
PSO	18,145
SWEPCo	26,162
WPCo	1,730
Total Circuit Miles	131,268

Transmission and Distribution Utilities Segment

Total Overhead Circuit Miles of Transmission and Distribution Lines
OPCo	44,703
AEP Texas	46,353
Total Circuit Miles	91,056

AEP Transmission Holdco Segment

The following table sets forth the total overhead circuit miles of transmission lines of certain wholly-owned and joint venture-owned entities:

Total Overhead Circuit Miles of Transmission Lines
ETT	1,883
IMTCo	990
OHTCo	1,026
OKTCo	1,015
WVTCo	261
Pioneer	43
Prairie Wind Transmission	216
Transource Missouri	167
Transource West Virginia	27
Total Circuit Miles	5,628

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

CONSTRUCTION PROGRAM

With input from its state utility commissions, the AEP System continuously assesses the adequacy of its transmission, distribution, generation and other facilities to plan and provide for the reliable supply of electric power and energy to its customers.  In this assessment process, assumptions are continually being reviewed as new information becomes available and assessments and plans are modified, as appropriate.  AEP forecasts approximately $7.6 billion of construction expenditures for 2022. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews and the ability to access capital.  See the “Budgeted Capital Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report for additional information.

POTENTIAL UNINSURED LOSSES

Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to AEP’s generation plants and costs of replacement power.  Unless allowed to be recovered through rates, future losses or liabilities which are not completely insured could reduce net income and impact the financial conditions of AEP and other AEP System companies.  For risks related to owning a nuclear generating unit, see the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies included in the 2021 Annual Report for additional information.

ITEM 3.   LEGAL PROCEEDINGS

For a discussion of material legal proceedings, see Note 6 - Commitments, Guarantees and Contingencies included in the 2021 Annual Report for additional information.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act.  Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended December 31, 2021.

PART II

ITEM 5.   MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AEP

In addition to the AEP Common Stock Information section below, the remaining information required by this item is incorporated herein by reference to the material under the “Dividend Policy and Restrictions” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2021 Annual Report.

During the quarter ended December 31, 2021, neither AEP nor its publicly-traded subsidiaries purchased equity securities that are registered by AEP or its publicly-traded subsidiaries pursuant to Section 12 of the Exchange Act.

AEP Texas, APCo, I&M, OPCo, PSO and SWEPCo

The common stock of these companies is held solely by AEP.  For more information see the “Dividend Restrictions” section of Note 14 - Financing Activities included in the 2021 Annual Report.

AEPTCo

AEP owns the entire interest in AEPTCo through its wholly-owned subsidiary AEP Transmission Holdco.

AEP COMMON STOCK INFORMATION

AEP common stock is principally traded using the trading symbol “AEP” on the NASDAQ Stock Market.  As of December 31, 2021, AEP had 53,124 registered shareholders. The performance graph below compares the cumulative total return among AEP, the S&P 500 Index and the S&P Electric Utilities (SP833) Index over a five year period. The performance graph assumes an initial investment of $100 on December 31, 2016 and that all dividends were reinvested.

Source: S&P Dow Jones Indices LLC. Data as of December 31, 2021. Past performance is no guarantee of future results. Chart provided for illustrative purposes.

ITEM 6.         RESERVED

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AEP

The information required by this item is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Annual Report. Year-to-year comparisons between 2020 and 2019 have been omitted from this Form 10-K but may be found in "Management's Discussion and Analysis of Financial Condition" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2020, which specific discussion is incorporated herein by reference.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(a).  Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

The information required by this item is incorporated herein by reference to the material under the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2021 Annual Reports

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

AEP’s subsidiaries operate an extensive portfolio of assets including:

•Approximately 224,000 circuit miles of distribution lines that deliver electricity to 5.5 million customers.
•Approximately 40,000 circuit miles of transmission lines, including approximately 2,200 circuit miles of 765 kV lines, the backbone of the electric interconnection grid in the eastern United States.
•Approximately 22,500 MWs of regulated owned generating capacity and approximately 4,600 MWs of regulated PPA capacity in 3 RTOs as of December 31, 2021, one of the largest complements of generation in the United States.

COVID-19

In 2020, COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. Its rapid spread around the world and throughout the United States prompted many countries, including the United States, to institute restrictions on travel, public gatherings and certain business operations. These restrictions significantly disrupted economic activity in AEP’s service territory and resulted in reduced demand for energy, particularly from commercial and industrial customers. In 2021, weather-normalized customer demand improved from the pandemic levels experienced in 2020.

During 2020, AEP’s electric operating companies informed both retail customers and state regulators that disconnections for non-payment were temporarily suspended. Shortly thereafter, AEP’s state regulators also imposed temporary moratoria on customary disconnection practices. AEP’s electric operating companies have since resumed customary disconnection practices in all regulated jurisdictions.

AEP has been and continues to be proactive in engaging with customers to collect payments or establish payment arrangements for outstanding balances. As of December 31, 2021, AEP currently does not expect accounts receivable aging to have a material adverse impact on the Registrants’ allowance for uncollectible accounts based on considerations of the COVID-19 impacts and past trends during times of economic instability. Management continues to monitor developments that could have an impact on customer collections.

The Registrants continue to take steps to mitigate the potential risks to customers, suppliers and employees posed by the spread of COVID-19 variants. In the second quarter of 2021, management announced a Future of Work model designating employees as: (a) On-Site employees, (b) Hybrid employees and (c) Remote employees. Management began transitioning On-Site employees back to their AEP workplace and Hybrid employees with set schedules back to their AEP workplace in October 2021. Remote employees began transitioning back to their AEP workplace in November 2021 on an as-needed basis. As of December 31, 2021, there has been no material adverse impact to the Registrants’ business operations and customer service as a result of COVID-19 variants or the Future of Work model. Management will continue to review and modify plans as conditions change.

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

Customer Demand

AEP’s weather-normalized retail sales volumes for the year ended December 31, 2021 increased by 2.1% from the year ended December 31, 2020. Weather-normalized residential sales decreased 1.1% for the year ended December 31, 2021 compared to the year ended December 31, 2020. Weather-normalized commercial sales increased by 4.3% in 2021 compared to 2020. AEP’s 2021 industrial sales volumes increased 3.7% compared to 2020. The growth in industrial sales was spread across many industries.

In 2022, AEP anticipates weather-normalized retail sales volumes will increase by 1.5%. The industrial class is expected to increase by 5.5% in 2022, while weather-normalized residential sales volumes are projected to decrease by 0.5%. Finally, AEP projects weather-normalized commercial sales volumes to decrease by 0.8%.
(a)Percentage change for the year ended December 31, 2021 as compared to the year ended December 31, 2020.
(b)Forecasted percentage change for the year ended December 31, 2022 compared to the year ended December 31, 2021.

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

In March 2021, the Virginia SCC issued an order confirming certain of its decisions from the November 2020 order and rejecting the various requests for reconsideration from APCo and an intervenor. In confirming its decision to reject an intervenor’s recommendation that APCo’s AMI costs incurred during the triennial period be disallowed, the Virginia SCC clarified that APCo established the need to replace its existing AMR meters, and that based on the uncertainty surrounding the continued manufacturing and support of AMR technology, APCo reasonably chose to replace them with AMI meters. In March 2021, APCo filed a notice of appeal of the reconsideration order with the Virginia Supreme Court. In September 2021, APCo submitted its brief before the Virginia Supreme Court. The brief was in alignment with the assignments of error filed by APCo in March 2021. In October 2021, the Virginia SCC and additional intervenors filed briefs with the Virginia Supreme Court disagreeing with APCo’s assignments of error in its appeal of the Triennial Review decision. Additionally, the Virginia SCC and APCo filed briefs disagreeing with an intervenor’s assignments of error in a separate appeal of the same decision. Oral arguments are scheduled to be held at the Virginia Supreme Court in March 2022.

APCo ultimately seeks an increase in base rates through its appeal to the Virginia Supreme Court. Among other issues, this appeal includes APCo’s request for proper treatment of the closed coal-fired plant assets in APCo’s 2017-2019 triennial period, reducing APCo’s earnings below the bottom of its authorized ROE band. If APCo’s appeals regarding treatment of the closed coal plants are granted by the Virginia Supreme Court, it could initially reduce future net income and impact financial condition. A Virginia Supreme Court decision in favor of APCo’s original expensing of the closed coal-fired plant asset balances would likely result in a remand to the Virginia SCC. Upon a subsequent Virginia SCC order, the initial negative impact for the write-off of the closed coal-fired plant asset balances could potentially be offset by an increase in base rates for earning below APCo’s 2017-2019 authorized ROE band.

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

In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. In addition, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. In August 2021, the Texas Third Court of Appeals reversed the Texas District Court judgement affirming the PUCT’s order on AFUDC, concluding that the language of the PUCT’s original 2008 order intended to include AFUDC in the Texas jurisdictional capital cost cap, and remanded the case to the PUCT for future proceedings. SWEPCo disagrees with the Court of Appeals decision and submitted a Petition for Review with the Texas Supreme Court in November 2021. The Texas Supreme Court requested responses to the Petition for Review, which are due by the end of March 2022.

If SWEPCo is ultimately unable to recover capitalized Turk Plant costs including AFUDC in excess of the Texas jurisdictional capital cost cap it would be expected to result in a pretax net disallowance ranging from $80 million to $100 million. In addition, if AFUDC is ultimately determined to be included in the Texas jurisdictional capital cost cap, SWEPCo estimates it may be required to make customer refunds ranging from $0 to $160 million related to revenues collected from February 2013 through December 2021 and such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis.

•In July 2019, Ohio House Bill 6 (HB 6), which offered incentives for power-generating facilities with zero or reduced carbon emissions, was signed into law by the Ohio Governor. HB 6 phased out current energy efficiency programs as of December 31, 2020, including OPCo’s shared savings revenues of $26 million annually and renewable mandates after 2026. HB 6 also provided for the recovery of existing renewable energy contracts on a bypassable basis through 2032 and included a provision for recovery of OVEC costs through 2030 which will be allocated to all electric distribution utilities on a non-bypassable basis. OPCo’s Inter-Company Power Agreement for OVEC terminates in June 2040. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of the Speaker of the Ohio House of Representatives, Larry Householder, four other individuals, and Generation Now, an entity registered as a 501(c)(4) social welfare organization, in connection with an alleged racketeering conspiracy involving the adoption of HB 6. Certain defendants in that case have since pleaded guilty. In August 2020, an AEP shareholder filed a putative class action lawsuit against AEP and certain of its officers for alleged violations of securities laws in connection with HB 6. In May 2021, the defendants filed a motion to dismiss the securities litigation for failure to state a claim, which was granted with prejudice in December 2021. In addition, four AEP shareholders have filed derivative actions purporting to assert claims on behalf of AEP against certain AEP officers and directors. See Litigation Related to Ohio House Bill 6 section of Litigation below for additional information.

In March 2021, the Governor of Ohio signed legislation that, among other things, rescinded the payments to the nonaffiliated owner of Ohio’s nuclear power plants that were previously authorized under HB 6. The new legislation, House Bill 128, went into effect in May 2021 and leaves unchanged other provisions of HB 6 regarding energy efficiency programs, recovery of renewable energy costs and recovery of OVEC costs. To the extent that OPCo is unable to recover the costs of renewable energy contracts on a bypassable basis by the end of 2032, recover costs of OVEC after 2030 or incurs significant costs associated with the derivative actions, it could reduce future net income and cash flows and impact financial condition.

•In April 2021, the FERC issued a supplemental Notice of Proposed Rulemaking (NOPR) proposing to modify its incentive for transmission owners that join RTOs (RTO Incentive). Under the supplemental NOPR, the RTO Incentive would be modified such that a utility would only be eligible for the RTO Incentive for the first three years after the utility joins a FERC-approved Transmission Organization. This is a significant departure from a previous NOPR issued in 2020 seeking to increase the RTO Incentive from 50 basis points to 100 basis points. The supplemental NOPR also required utilities that have received the RTO Incentive for three or more years to submit, within 30 days of the effective date of a final rule, a compliance filing to eliminate the incentive from its tariff prospectively. The supplemental NOPR was subject to a 60 day comment period followed by a 30 day period for reply comments. In July 2021, AEP submitted reply comments. AEP is awaiting a final rule from the FERC.

In July 2021, the FERC issued an order denying Dayton Power and Light’s request for a 50 basis point RTO incentive on the basis that its RTO participation was not voluntary, but rather is required by Ohio law. This precedent could have an impact on AEP’s transmission owning subsidiaries.

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

•In 2020, Hurricanes Laura and Delta caused power outages and extensive damage to the SWEPCo service territories, primarily impacting the Louisiana jurisdiction. Following both hurricanes, the LPSC issued orders allowing Louisiana utilities, including SWEPCo, to establish regulatory assets to track and defer expenses associated with these storms. In February 2021, severe winter weather impacted the Louisiana jurisdiction and in March 2021 the LPSC approved the deferral of incremental storm restoration expenses related to the winter storm. In October 2021, SWEPCo filed a request with the LPSC for recovery of $145 million in deferred storm costs associated with the three storms. As part of the filing, SWEPCo requested recovery of the carrying charges on the deferred regulatory asset at a weighted average cost of capital through a rider beginning in January 2022. LPSC staff testimony is due to the LPSC in May 2022 and an order is expected before the end of 2022. If any of the storm costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

•In February 2021, severe winter weather had a significant impact in SPP, resulting in the declaration of Energy Emergency Alert Levels 2 and 3 for the first time in SPP’s history. The winter storm increased the demand for natural gas and restricted the available natural gas supply resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. As of December 31, 2021, PSO and SWEPCo have deferred regulatory assets of $679 million and $430 million, respectively, relating to natural gas expenses and purchases of electricity incurred from February 9, 2021, to February 20, 2021, as a result of severe winter weather. SWEPCo’s deferred regulatory asset consists of $103 million, $148 million and $179 million related to the Arkansas, Louisiana and Texas jurisdictions, respectively.

In January 2022, PSO, OCC staff and certain intervenors filed a joint stipulation and settlement agreement with the OCC to approve PSO’s securitization of the extraordinary fuel and purchases of electricity. The agreement includes a determination that all of PSO’s extraordinary fuel and purchases of electricity were prudent and reasonable and a 0.75% carrying charge, subject to true-up based on actual financing costs. In February 2022, the OCC approved the joint stipulation and settlement agreement in its financing order.

In March 2021, the APSC issued an order authorizing recovery of the Arkansas jurisdictional share of the retail customer fuel costs over five years, with the appropriate carrying charge to be determined at a later date. Subsequently, SWEPCo began recovery of these fuel costs. SWEPCo is currently recovering the fuel costs at an interim carrying charge of 0.3%. In April 2021, SWEPCo filed testimony supporting a five-year recovery with a carrying charge of 6.05%, which has been supported by APSC staff. Various other parties have recommended recovery periods ranging from 5-20 years with a carrying charge of 1.65%. The APSC ordered more testimony regarding the option of utilizing securitization to recover the fuel costs. SWEPCo is awaiting a decision from the APSC. The prudence of these fuel costs is expected to be addressed in a separate proceeding.

In March 2021, the LPSC approved a special order granting a temporary modification to the FAC and shortly after SWEPCo began recovery of its Louisiana jurisdictional share of these fuel costs based on a five-year recovery period inclusive of an interim carrying charge of 3.25%. SWEPCo will work with the LPSC to finalize the actual recovery period and determine the appropriate carrying charge in future proceedings.

In August 2021, SWEPCo filed an application with the PUCT to implement a net interim fuel surcharge for the Texas jurisdictional share of these retail fuel costs. The application requested a five-year recovery with a carrying charge of 7.18%. In October 2021, various intervenors filed testimony supporting a five-year recovery with a carrying charge ranging from 0.82% to 1.625%. In January 2022, an ALJ issued a PFD recommending a four-year recovery with a carrying charge the same as the annually set interest rate used for under-recovered fuel. In February 2022, SWEPCo filed exceptions to the PFD, disagreeing with the short-term interest rate recommended by the ALJ. SWEPCo is awaiting an order from the PUCT.

If SWEPCo is unable to recover any of the costs relating to the extraordinary fuel and purchases of electricity, or obtain authorization of a reasonable carrying charge on these costs, it could reduce future net income and cash flows and impact financial condition.

Utility Rates and Rate Proceedings

The Registrants file rate cases with their regulatory commissions in order to establish fair and appropriate electric service rates to recover their costs and earn a fair return on their investments. The outcomes of these regulatory proceedings impact the Registrants’ current and future results of operations, cash flows and financial position.

The following tables show the Registrants’ completed and pending base rate case proceedings in 2021. See Note 4 - Rate Matters for additional information.

Completed Base Rate Case Proceedings

		Approved Revenue		Approved	New Rates
Company	Jurisdiction	Requirement Increase (Decrease)		ROE	Effective
		(in millions)
KPCo	Kentucky	$52.7	(a)	9.3%	January 2021
OPCo	Ohio	(68.1)	(b)	9.7%	December 2021
SWEPCo	Texas	39.4	(c)	9.25%	March 2021
PSO	Oklahoma	50.7		9.4%	February 2022	(d)
I&M	Indiana	61.4	(e)	9.7%	February 2022

(a)See “2020 Kentucky Base Rate Case” section of Note 4 - Rate Matters in the 2020 Annual Report for additional information.
(b)Primarily due to a reduction in the ROE, the removal of proposed future energy efficiency costs and a decrease in vegetation management expenses moved to recovery in riders.
(c)In February 2022, SWEPCo filed a motion for rehearing with the PUCT challenging several errors in the final order, which includes a challenge of the approved ROE.
(d)Interim rates were implemented in November 2021.
(e)Approved increase will be phased-in with a $3 million increase effective February 2022 and the remaining $58 million effective January 2023. Rockport Plant, Unit 2 costs will be recovered through riders until the lease expiration in December 2022.

Pending Base Rate Case Proceedings

			Requested Revenue		Commission Staff/
		Filing	Requirement	Requested	Intervenor Range of
Company	Jurisdiction	Date	Increase	ROE	Recommended ROE
			(in millions)
SWEPCo	Louisiana	December 2020	$94.7	10.35%	9.1%-9.8%	(a)
SWEPCo	Arkansas	July 2021	80.9	10.35%	8.75%-9.3%
KGPCo	Tennessee	November 2021	6.9	10.2%	(b)

(a)The procedural schedule is on hold due to ongoing settlement discussions.
(b)Intervenor testimony is scheduled to be filed in March 2022.

Dolet Hills Power Station and Related Fuel Operations

In 2020, management of SWEPCo and CLECO determined DHLC would not proceed developing additional Oxbow Lignite Company (Oxbow) mining areas for future lignite extraction and ceased extraction of lignite at the mine in May 2020. In April 2020, SWEPCo and CLECO jointly filed a notification letter to the LPSC providing notice of the cessation of lignite mining. In December 2021, the Dolet Hills Power Station was retired.

The Dolet Hills Power Station non-fuel costs are recoverable by SWEPCo through base rates. As of December 31, 2021, SWEPCo’s share of the net investment in the Dolet Hills Power Station is $108 million, including materials and supplies, net of cost of removal collected in rates.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses. As of December 31, 2021, SWEPCo had a net under-recovered fuel balance of $144 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Dolet Hills Power Station. Additional reclamation and other land-related costs incurred by DHLC and Oxbow will be billed to SWEPCo and included in existing fuel clauses.

In June 2020, SWEPCo filed a fuel reconciliation with the PUCT for its retail operations in Texas, including Dolet Hills, for the reconciliation period of March 1, 2017 to December 31, 2019. See “2020 Texas Fuel Reconciliation” section of Note 5 for additional information.

In March 2021, the LPSC issued an order allowing SWEPCo to recover up to $20 million of fuel costs in 2021 and defer approximately $30 million of additional costs with a recovery period to be determined at a later date. In November 2021, the LPSC issued a directive which deferred the issues regarding modification of the level and timing of recovery of the Dolet Hills Power Station from SWEPCo’s pending rate case to a separate existing docket. In addition, the recovery of the deferred fuel costs are planned to be addressed.

In March 2021, the APSC approved fuel rates that provide recovery of the Arkansas share of the 2021 Dolet Hills Power Station fuel costs over five years through the existing fuel clause. In the Arkansas base case, Staff proposed an extension of the recovery period to 25 years. See “2021 Arkansas Base Rate Case” section of Note 4 for additional information.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Pirkey Power Plant and Related Fuel Operations

In 2020, management announced plans to retire the Pirkey Power Plant in 2023. The Pirkey Power Plant non-fuel costs are recoverable by SWEPCo through base rates and fuel costs are recovered through active fuel clauses. As of December 31, 2021, SWEPCo’s share of the net investment in the Pirkey Power Plant is $207 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Power Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $91 million as of December 31, 2021. Also, as of December 31, 2021, SWEPCo had a net under-recovered fuel balance of $144 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Pirkey Power Plant. Additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Renewable Generation

The growth of AEP’s renewable generation portfolio reflects the company’s strategy to diversify generation resources to provide clean energy options to customers that meet both their energy and capacity needs.

Contracted Renewable Generation Facilities

In recent years, AEP has developed its renewable portfolio within the Generation & Marketing segment. Activities have included working directly with wholesale and large retail customers to provide tailored solutions based upon market knowledge, technology innovations and deal structuring which may include distributed solar, wind, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other forms of cost reducing energy technologies. The Generation & Marketing segment also developed and/or acquired large scale renewable generation projects that are backed with long-term contracts with creditworthy counterparties.

As of December 31, 2021, subsidiaries within AEP’s Generation & Marketing segment had approximately 1,761 MWs of contracted renewable generation projects in-service.  In addition, as of December 31, 2021, these subsidiaries had approximately 27 MWs of renewable generation projects under construction with total estimated capital costs of $27 million related to these projects.

In February 2022, AEP management announced the beginning of a process to sell all or a portion of AEP Renewables’ competitive contracted renewables portfolio within the Generation & Marketing segment. As of December 31, 2021, the competitive contracted renewable portfolio assets totaled 1.6 gigawatts of generation resources.

Regulated Renewable Generation Facilities

In 2020, PSO received approval from the OCC and SWEPCo received approval from the APSC and LPSC to acquire the NCWF, comprised of three Oklahoma wind facilities totaling 1,484 MWs, on a fixed cost turn-key basis at completion. Both the APSC and LPSC approved the flex-up option, agreeing to acquire the Texas portion, which the PUCT denied. PSO will own 45.5% and SWEPCo will own 54.5% of the project, which will cost approximately $2 billion.

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

In April 2021, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Sundance during its development and construction for $270 million, the first of the three NCWF acquisitions. Immediately following the acquisition, PSO and SWEPCo liquidated the entity and simultaneously distributed the Sundance assets in proportion to their undivided ownership interests. Sundance was placed in-service in April 2021. In September 2021, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Maverick during its development and construction for $383 million, the second of the three NCWF acquisitions. Immediately following the acquisition, PSO and SWEPCo liquidated the entity and simultaneously distributed the Maverick assets in proportion to their undivided ownership interests. Maverick was placed in-service in September 2021. As of December 31, 2021, PSO and SWEPCo had approximately $316 million and $378 million, of gross Property, Plant and Equipment on the balance sheets, respectively, related to the Sundance and Maverick NCWF projects. The Traverse wind facility is targeted to be acquired and placed in-service in the first quarter of 2022. See “North Central Wind Energy Facilities” section of Note 7 for additional information.

In June 2021, SWEPCo issued requests for proposals to acquire up to 3,000 MWs of wind and 300 MWs of solar generation resources. The wind and solar generation projects would be subject to regulatory approval.

In November 2021, PSO issued requests for proposals to acquire up to 2,800 MWs of wind and 1,350 MWs of solar generation resources. The wind and solar generation projects would be subject to regulatory approval.

In December 2021, APCo petitioned for approval to purchase a 204 MW wind project and three solar facilities totaling 205 MWs. Additionally, APCo executed PPAs for another 89 MWs of solar generation resources. In January 2022, APCo issued additional requests for proposals to acquire up to 1,000 MWs of wind and/or 100 MWs of solar generation resources. These wind and solar generation projects would also be subject to regulatory approval.

Disposition of KPCo and KTCo

In October 2021, AEP entered into a Stock Purchase Agreement to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. The sale is subject to regulatory approvals from the FERC and KPSC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance from the Committee on Foreign Investment in the United States has been received.

KPCo currently operates and owns a 50% interest in the 1,560 MW coal-fired Mitchell Power Plant (Mitchell Plant) with the remaining 50% owned by WPCo. The Stock Purchase Agreement is further contingent upon the issuance by the KPSC, WVPSC and FERC of orders regarding a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo pursuant to which WPCo would replace KPCo as the operator of the Mitchell Plant and KPCo employees at the Mitchell Plant would become employees of WPCo. Under the proposed Ownership Agreement, WPCo is obligated to purchase KPCo’s 50% interest in the Mitchell Plant on December 31, 2028 unless KPCo and WPCo have agreed to retire the Mitchell Plant earlier or, absent such agreement, if WPCo elects prior to December 31, 2027 to retire the Mitchell Plant on December 31, 2028. The Ownership Agreement provides that the purchase price for KPCo’s 50% ownership interest in the Mitchell Plant will be determined through the mutual agreement of WPCo and KPCo (subject to approval from the KPSC and WVPSC) or through a fair market valuation determination conducted by independent appraisals, with offsets for estimated decommissioning costs and the cost of ELG investments made by WPCo, if KPCo and WPCo are unable to reach agreement as to the purchase price.

In November 2021, AEP made filings with the KPSC, WVPSC, and FERC seeking approval of the new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement. Subsequently, the KPSC and WVPSC intervened in the FERC proceeding and have recommended that FERC dismiss or reject AEP’s request, or defer ruling on AEP’s request until both the retail commissions have rendered decisions. In February 2022, AEP filed a motion to withdraw its filing with the FERC, noting that AEP intends to re-file its request after the KPSC and WVPSC have reviewed the agreements. In the WVPSC proceeding, intervenor testimony is expected in March 2022 and a hearing is scheduled to occur in April 2022.

In December 2022, Liberty, KPCo and KTCo sought approval from the FERC under Section 203 of the Federal Power Act for the sale. In February 2022 several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission and generation rates of applicants. An order from the FERC is expected in the matter in April 2022.

In January 2022, intervenor testimony was filed with the KPSC, recommending the KPSC either reject the new proposed Mitchell Plant Ownership Agreement or approve the agreement with certain modifications including a revision to the buyout provision that would set WPCo’s Mitchell Plant purchase price at the greater of fair market value or net book value. The intervenor testimony also recommends the KPSC reject the proposed Mitchell Plant Operations and Maintenance Agreement, which the testimony stated should be modified to remove references to the Mitchell Plant Ownership Agreement. In February 2022, AEP filed rebuttal testimony with the KPSC opposing the intervenor testimony filed in January 2022. AEP’s rebuttal testimony also discusses an alternative proposal to the fair market value provision included in the proposed Mitchell Plant Ownership Agreement. Under the alternative proposal, KPCo’s and WPCo’s interest in the Mitchell Plant would be divided by unit if the plant is not retired before the end of 2028 and a mutual agreement cannot be reached on a buyout price. Under the alternative proposal, mutual agreement on the buyout price or unit disposition would need to be finalized by May 2025, with a division of plant ownership by unit effective January 1, 2029, unless otherwise agreed. A hearing on the Mitchell Plant agreements is scheduled with the KPSC in March 2022.

In January 2022, KPCo and Liberty filed a joint application requesting the KPSC authorize the transfer of ownership of KPCo to Liberty. In February 2022, certain intervenors filed testimony recommending that the KPSC not approve the transfer of ownership. If, however, the KPSC does approve the transfer, these intervenors recommend that the KPSC require AEP to compensate KPCo customers $578 million for alleged future increased costs and higher rates that the intervenors claim will exist under Liberty’s ownership. AEP disagrees with the recommendation and will file rebuttal testimony in March 2022. Intervenors also recommended imposing certain conditions on Liberty, including conditions related to recovering certain costs, inter-company agreement filing requirements, KPCo’s capital structure and future generation resource planning processes and analyses. In addition, certain intervenors argue that the commission should not approve the new proposed Mitchell Plant Ownership Agreement and Mitchell Plant Operations and Maintenance Agreement, and that deciding the request to transfer ownership of KPCo should be separated from approval of the Mitchell agreements even though such approval is a condition to the transaction closing. AEP also disagrees with this argument. A hearing is scheduled with the KPSC in March 2022 and a final order is expected in the second quarter of 2022.

The sale is expected to close in the second quarter of 2022 with Liberty acquiring the assets and assuming the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction.

AEP expects to receive approximately $1.45 billion in cash, net of taxes and transaction fees. AEP plans to use the proceeds to eliminate forecasted equity needs in 2022 as the company invests in regulated renewables, transmission and other projects. AEP and AEPTCo expect the sale to have a one-time impact on after tax earnings that is not material.

Hydroelectric Generation

Racine

In February 2021, AEP signed an agreement to sell Racine to a nonaffiliated party. The sale of Racine closed in the fourth quarter of 2021 resulting in an immaterial gain which is recorded in Other Operation on AEP’s statements of income.

Federal Tax Reform

Based on current regulatory orders received, management anticipates amortization of $164 million of Excess ADIT in 2022 ($67 million of Excess ADIT subject to normalization requirements and $97 million of Excess ADIT that is not subject to normalization requirements). Customer usage or new regulatory orders could result in changes to these estimates. Management anticipates amortizing the following ranges of Excess ADIT that is not subject to normalization requirements during the years 2023 through 2027:

Annual Amortization of Excess ADIT
Not Subject to Normalization Requirements

Year	Range
	(in millions)
2023	$39.0	-	$69.0
2024	19.0	-	49.0
2025	5.0	-	25.0
2026	5.0	-	25.0
2027	5.0	-	25.0

Merchant Portion of Turk Plant

SWEPCo constructed the Turk Plant, a base load 600 MW (650 MW net maximum capacity) pulverized coal ultra-supercritical generating unit in Arkansas, which was placed in-service in December 2012 and is included in the Vertically Integrated Utilities segment. SWEPCo owns 73% (440 MWs/477 MWs) of the Turk Plant and operates the facility.

Approximately 20% of the Turk Plant output is currently not subject to cost-based rate recovery due to not having rate recovery approval in Arkansas. This output is being sold into the wholesale market. Approximately 80% of the Turk Plant investment is recovered under cost-based rate recovery in Texas, Louisiana and through SWEPCo’s wholesale customers under FERC-based rates. As of December 31, 2021, the net book value of the Turk Plant was $1.4 billion, before cost of removal including CWIP and inventory. If SWEPCo cannot ultimately recover its investment and expenses related to the Turk Plant, it could reduce future net income and cash flows and impact financial condition.

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

After the litigation proceeded at the district court and appellate court, in April 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $116 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. The agreement is subject to customary closing conditions, including regulatory approvals and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. As a result, in May 2021, at the parties’ request, the district court entered a stipulation and order dismissing the case without prejudice to plaintiffs asserting their claims in a re-filed action or a new action. The required regulatory approvals at the IURC and FERC have been obtained that would allow the closing to occur as of the end of the lease in December 2022. The IURC order approved a settlement agreement addressing the future use of Rockport Plant, Unit 2 as a capacity and energy resource and associated adjustments to I&M’s Indiana retail rates, along with certain other matters. Management believes its financial statements appropriately reflect the resolution of the litigation. See Note 13 - Leases for additional information.

Claims Challenging Transition of American Electric Power System Retirement Plan to Cash Balance Formula

Four participants in The American Electric Power System Retirement Plan (the Plan) filed a class action complaint in December 2021 in the U.S. District Court for the Southern District of Ohio against AEPSC and the Plan. When the Plan’s benefit formula was changed in the year 2000, AEP provided a special provision for employees hired before January 1, 2001, allowing them to continue benefit accruals under the then benefit formula for a full 10 years alongside of the new cash balance benefit formula then being implemented.  Employees who were hired on or after January 1, 2001 accrued benefits only under the new cash balance benefit formula.  The Plaintiffs assert a number of claims on behalf of themselves and the purported class, including that: (a) the Plan violates the requirements under the Employee Retirement Income Security Act (ERISA) intended to preclude back-loading the accrual of benefits to the end of a participant’s career, (b) the Plan violates the age discrimination prohibitions of ERISA and the Age Discrimination in Employment Act and (c) AEP failed to provide required notice regarding the changes to the Plan. Among other relief, the Complaint seeks reformation of the Plan to provide additional benefits and the recovery of plan benefits for former employees under such reformed plan. The Plaintiffs previously had submitted claims for additional plan benefits to AEP, which were denied. On February 15, 2022, AEPSC and the Plan filed a motion to dismiss the complaint for failure to state a claim. AEP will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

Litigation Related to Ohio House Bill 6 (HB 6)

In 2019, Ohio adopted and implemented HB 6 which benefits OPCo by authorizing rate recovery for certain costs including renewable energy contracts and OVEC’s coal-fired generating units. OPCo engaged in lobbying efforts and provided testimony during the legislative process in connection with HB 6. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of an Ohio legislator and associates in connection with an alleged racketeering conspiracy involving the adoption of HB 6. After AEP learned of the criminal allegations against the Ohio legislator and others relating to HB 6, AEP, with assistance from outside advisors, conducted a review of the circumstances surrounding the passage of the bill. Management does not believe that AEP was involved in any wrongful conduct in connection with the passage of HB 6.

In August 2020, an AEP shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleged misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501(c)(4) organization contribution and lobbying activities in Ohio. The complaint sought monetary damages, among other forms of relief. In December 2021, the District Court issued an opinion and order dismissing the securities litigation complaint with prejudice, determining that the complaint fails to plead any actionable misrepresentations or omissions. The plaintiffs did not appeal the ruling.

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The New York state court derivative action is stayed. The Ohio state court derivative action was stayed until February 18, 2022, and the parties to that case filed a stipulation seeking to extend the stay. The two derivative actions pending in federal court have been consolidated, and the parties to the consolidated action have filed a joint motion for the court to enter a scheduling order pursuant to which plaintiffs will file an amended complaint and the parties will then propose a briefing schedule for defendants’ motion to dismiss the amended complaint. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In March 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter is directed to the Board of Directors of AEP and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by directors and officers, and that, following such investigation, AEP commence a civil action for breaches of fiduciary duty and related claims and take appropriate disciplinary action against those individuals who allegedly harmed the company. The shareholder that sent the letter has agreed that AEP and the AEP Board may defer consideration of the litigation demand until the resolution of the motion to dismiss the securities litigation. The AEP Board will act in response to the letter as appropriate. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed below will have a material impact on AEP System generating units.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of December 31, 2021, the AEP System owned generating capacity of approximately 25,000 MWs, of which approximately 11,900 MWs were coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on fossil generation. Based upon management estimates, AEP’s future investment to meet these existing and proposed requirements ranges from approximately $325 million to $550 million through 2028.

The cost estimates will change depending on the timing of implementation and whether the Federal EPA provides flexibility in finalizing proposed rules or revising certain existing requirements.  The cost estimates will also change based on: (a) potential state rules that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) actual performance of the pollution control technologies installed, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity, (g) compliance with the Federal EPA’s revised coal combustion residual rules and (h) other factors.  In addition, management continues to evaluate the economic feasibility of environmental investments on regulated and competitive plants.

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

Regional Haze

The Federal EPA issued a Clean Air Visibility Rule (CAVR) in 2005, which could require power plants and other facilities to install best available retrofit technology to address regional haze in federal parks and other protected areas. CAVR is implemented by the states, through SIPs, or by the Federal EPA, through FIPs. In 2017, the Federal EPA revised the rules governing submission of SIPs to implement the visibility programs, including a provision that postponed the due date for the next comprehensive SIP revisions until 2021. Petitions for review of the final rule revisions have been filed in the U.S. Court of Appeals for the District of Columbia Circuit.

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

In January 2021, the Federal EPA finalized a revised CSAPR rule, which substantially reduces the ozone season NOX budgets in 2021-2024. Several utilities and other entities potentially subject to the Federal EPA’s NOX regulations have challenged that final rule in the U.S. Court of Appeals for the District of Columbia Circuit and briefing is underway. Management cannot predict the outcome of that litigation, but believes it can meet the requirements of the rule in the near term, and is evaluating its compliance options for later years, when the budgets are further reduced.

Climate Change, CO2 Regulation and Energy Policy

In 2019, the Affordable Clean Energy (ACE) rule established a framework for states to adopt standards of performance for utility boilers based on heat rate improvements for such boilers. However, in January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE rule and remanded it to the Federal EPA. Management is unable to predict how the Federal EPA will respond to the court’s remand. In October 2021 the United States Supreme Court granted certiorari and combined four separate petitions seeking review of the D.C. Circuit Court decisions. Briefing is underway but management is unable to predict the outcome of that litigation.

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

In February 2021, AEP announced new intermediate and long-term CO2 emission reduction goals, based on the output of the company’s integrated resource plans, which take into account economics, customer demand, grid reliability and resiliency, regulations and the company’s current business strategy. The intermediate goal is an 80% reduction from 2000 CO2 emission levels from AEP generating facilities by 2030; the long-term goal is net-zero CO2 emissions from AEP generating facilities by 2050. AEP’s total estimated CO2 emissions in 2021 were approximately 50 million metric tons, a 70% reduction from AEP’s 2000 CO2 emissions. AEP has made significant progress in reducing CO2 emissions from its power generation fleet and expects its emissions to continue to decline. Technological advances, including energy storage, will determine how quickly AEP can achieve zero emissions while continuing to provide reliable, affordable power for customers.

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

Company	Plant Name	Generating Capacity	Net Book Value (a)		Projected Retirement Date
		(in MWs)	(in millions)
AEGCo	Rockport Plant, Unit 1	655	$232.5		2028
APCo	Amos	2,930	2,103.9		2040
APCo	Mountaineer	1,320	968.5		2040
I&M	Rockport Plant, Unit 1	655	510.4	(b)	2028
KPCo	Mitchell Plant	780	586.1		2040
SWEPCo	Flint Creek Plant	258	265.6		2038
WPCo	Mitchell Plant	780	588.3		2040

(a)Net book value before cost of removal including CWIP and inventory.
(b)Amount includes a $171 million regulatory asset related to the retired Tanners Creek Plant. The IURC and MPSC authorized recovery of the Tanners Creek Plant regulatory asset over the useful life of Rockport Plant, Unit 1 in 2015 and 2014, respectively.

In addition, AGR owns Cardinal Plant, Unit 1 a competitive generation unit. A nonaffiliated electric cooperative owns Cardinal Plant, Unit 2 and Unit 3 and operates all three units at the Cardinal Plant. The nonaffiliate filed an application for additional time to develop alternative disposal capacity for the Cardinal Plant. As of December 31, 2021, the net book value of Cardinal Plant, Unit 1, including materials and supplies and CWIP, before cost of removal, was approximately $46 million.

In January 2022, the Federal EPA began responding to applications for extension requests and has proposed to deny several extension requests based on allegations that the utilities that received such responses are not in compliance with the CCR Rule. The Federal EPA’s allegations of noncompliance rely on new interpretations of the CCR Rule requirements, are subject to a 30 day public comment period prior to final determination and could ultimately be challenged in court. While the Federal EPA has not yet proposed any action on pending extension requests submitted by AEP, statements made by the Federal EPA in proposed denials of extension requests submitted by other utilities indicate that there is a risk that the Federal EPA may similarly conclude that AEP is not eligible for an extension of time to cease use of its CCR impoundments and/or that one or more of AEP’s facilities is not in compliance with the CCR Rule. If that occurs, AEP may incur material additional costs to change its plans for complying with the CCR Rule, including the potential to have to temporarily cease operation of one or more facilities until an acceptable compliance alternative can be implemented. Such temporary cessation of operation could materially impact the cost of serving customers of the affected utility. Further, actions by the Federal EPA could require AEP to remove coal ash from CCR impoundments in Kentucky, Ohio, Virginia and West Virginia that have already been closed in accordance with state law programs or would require AEP to incur costs related to CCR impoundments at various facilities.

Closure and post-closure costs have been included in ARO in accordance with the requirements in the Federal EPA’s final CCR rule. Additional ARO revisions will occur on a site-by-site basis if groundwater monitoring activities conclude that corrective actions are required to mitigate groundwater impacts. AEP may incur significant additional costs complying with the Federal EPA’s CCR Rule including costs to upgrade or close and replace surface impoundments and landfills used to manage CCR and to conduct any required remedial actions including removal of coal ash. If additional costs are incurred related to competitive units or in regulated jurisdictions without providing similar assurances of cost recovery, it would impose significant additional operating costs on AEP, which could reduce future net income and cash flows and impact financial condition. Management will continue to participate in rulemaking activities and make adjustments based on new federal and state requirements affecting its ash disposal units.

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

Company	Plant Name and Unit	Generating Capacity	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Projected Retirement Date
		(in MWs)	(in millions)
SWEPCo	Pirkey Power Plant	580	$120.0	$87.0	2023	(b)
SWEPCo	Welsh Plants, Units 1 & 3	1,053	475.2	45.9	2028	(c)(d)

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

Clean Water Act Regulations

The Federal EPA’s ELG rule for generating facilities establishes limits for FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater, which are to be implemented through each facility’s wastewater discharge permit. A revision to the ELG rule, published in October 2020, establishes additional options for reusing and discharging small volumes of bottom ash transport water, provides an exception for retiring units and extends the compliance deadline to a date as soon as possible beginning one year after the rule was published but no later than December 2025. Management has assessed technology additions and retrofits to comply with the rule and the impacts of the Federal EPA’s recent actions on facilities’ wastewater discharge permitting for FGD wastewater and bottom ash transport water. For affected facilities that must install additional technologies to meet the ELG rule limits, permit modifications were filed in January 2021 that reflect the outcome of that assessment. We continue to work with state agencies to finalize permit terms and conditions. Other facilities opted to file Notices of Planned Participation (NOPP), pursuant to which the facilities are not required to install additional controls to meet ELG limits provided they make commitments to cease coal combustion by a date certain. The Federal EPA has announced its intention to reconsider the 2020 rule and to further revise limits applicable to discharges of landfill and impoundment leachate. A proposed rule is expected in late 2022. Management cannot predict whether the Federal EPA will actually finalize further revisions or what such revisions might be, but we will continue to monitor this issue and will participate in further rulemaking activities as they arise.

In August 2021, the Federal EPA and the Army Corps of Engineers announced their plan to reconsider and revise the Navigable Waters Protection Rule, which defines “waters of the United States” under the Clean Water Act. Shortly thereafter, the United States District Court for the District of Arizona vacated and remanded the Navigable Waters Protection Rule, which had the effect of reinstating the prior, much broader, version of the rule. Because the scope of waters subject to the Federal EPA and Army Corps of Engineers jurisdictions is broader under the prior rule, permitting decisions made in recent years are subject to reevaluation; permits may now be necessary where none were previously required, and issued permits may need to be reopened to impose additional obligations. In December 2021, the Federal EPA proposed a rule that would roll back the definition of “waters of the United States” to the pre-2015 definition. The Federal EPA also announced that it would be considering further changes through a future rulemaking, which would build upon the foundation of the proposed rule. Management will continue to monitor rulemaking on this issue.

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

In July 2021, the KPSC issued an order approving the CCR only alternative and rejecting the full CCR and ELG compliance plan. In August 2021, the WVPSC approved the full CCR and ELG compliance plan for the WPCo share of the Mitchell Plant. In September 2021, WPCo submitted a filing with the WVPSC to reopen the CCR/ELG case that was approved by the WVPSC in August 2021. Due to the rejection by the KPSC of the KPCo share of the ELG investments, WPCo requested the WVPSC consider approving the construction and recovery of all ELG costs at the plant. In October 2021, the WVPSC affirmed its August 2021 order approving the construction of CCR/ELG investments and directed WPCo to proceed with CCR/ELG compliance plans that would allow the plant to continue operating beyond 2028. The WVPSC’s order further states WPCo will not share capacity and energy from the plant with KPCo customers if those customers are not paying for ELG compliance costs, or for any new capital investment or continuing operations costs incurred, to allow the plant to operate beyond 2028 or prevent downgrades prior to 2028. The WVPSC also ordered that WPCo will be given the opportunity to recover, from its customers, the new capital and operating costs arising solely from the WVPSC's directive to operate the plant beyond 2028 if the WVPSC finds that the costs are reasonably and prudently incurred. In October and November 2021, intervenors filed petitions for reconsideration at the WVPSC requesting clarification on certain aspects of the order, primarily the jurisdictional allocation of future operating expenses and plant costs.

In November 2021, AEP made filings with the KPSC, WVPSC and FERC seeking approval for a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo pursuant to which WPCo would replace KPCo as the operator of the Mitchell Plant. In February 2022, AEP filed a motion to withdraw its filing with the FERC, noting that AEP intends to re-file its request after the KPSC and WVPSC reviews have been completed. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

As of December 31, 2021, the Mitchell Plant ELG investment balance in CWIP was $6 million split equally between KPCo and WPCo. As of December 31, 2021, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $586 million.

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

In August 2021, the Virginia SCC issued an order approving APCo’s request to construct CCR-related investments at the Amos and Mountaineer Plants and approved recovery of CCR-related other operation and maintenance expenses and investments through an active rider. The order denied APCo’s request to construct the ELG investments and denied recovery of previously incurred ELG costs. APCo plans to refile for approval of the ELG investments and previously incurred ELG costs in the first quarter of 2022.

Also in August 2021, the WVPSC approved the request to construct CCR/ELG investments at the Amos and Mountaineer Plants and approved recovery of the West Virginia jurisdictional share of these costs through an active rider. In October 2021, due to the Virginia SCC previously rejecting the ELG investments, the WVPSC issued an order directing APCo to proceed with CCR/ELG compliance plans that would allow the plants to continue operating beyond 2028. The October order further states that APCo will not share capacity and energy from the plants with customers from Virginia if those customers are not paying for ELG compliance costs, or for any new capital investment or continuing operations costs incurred, to allow the plants to operate beyond 2028 or prevent downgrades prior to 2028. The WVPSC also ordered that APCo will be given the opportunity to recover, from West Virginia customers, the new capital and operating costs arising solely from the WVPSC's directive to operate the plants beyond 2028 if the WVPSC finds that the costs are reasonably and prudently incurred. In October and November 2021, intervenors filed petitions for reconsideration at the WVPSC requesting clarification on certain aspects of the order, primarily the jurisdictional allocation of future operating expenses and plant costs.

APCo expects total Amos and Mountaineer Plant ELG investment, excluding AFUDC, to be approximately $197 million. As of December 31, 2021, APCo’s Virginia jurisdictional share of the net book value, before cost of removal including CWIP and inventory, of the Amos and Mountaineer Plants was approximately $1.5 billion and APCo’s Virginia jurisdictional share of its ELG investment balance in CWIP for these plants was $26 million.

If any of the ELG costs are not approved for recovery and/or the retirement dates of the Amos and Mountaineer plants are accelerated to 2028 without commensurate cost recovery, it would reduce future net income and cash flows and impact financial condition.

Impact of Environmental Regulation on Coal-Fired Generation

Compliance with extensive environmental regulations requires significant capital investment in environmental monitoring, installation of pollution control equipment, emission fees, disposal, remediation and permits. Management continuously evaluates cost estimates of complying with these regulations which may result in a decision to retire coal-fired generating facilities earlier than their currently estimated useful lives.

Previously, management retired or announced early closure plans for Welsh Unit 2, Oklaunion Power Station, Dolet Hills Power Station and Northeastern Plant Unit 3.

The table below summarizes the net book value, as of December 31, 2021, of generating facilities retired or planned for early retirement in advance of the retirement date currently authorized for ratemaking purposes:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)					(in millions)
PSO	Northeastern Plant, Unit 3	$167.2	$128.1	2026		(c)	$14.9
SWEPCo	Dolet Hills Power Station	—	72.3	2021		(d)	—
SWEPCo	Pirkey Power Plant	120.0	87.0	2023		(e)	13.5
SWEPCo	Welsh Plant, Units 1 and 3	475.2	45.9	2028	(f)	(g)	36.4
SWEPCo	Welsh Plant, Unit 2	—	35.2	2016		(h)	—
(a)Net book value including CWIP excluding cost of removal and materials and supplies.
(b)These amounts represent the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)Dolet Hills Power Station is currently being recovered through 2026 in the Louisiana jurisdiction and through 2046 in the Arkansas jurisdiction. In December 2021, the PUCT authorized the recovery of SWEPCo’s Texas jurisdictional share of the Dolet Hills Power Station through 2046 without providing a return on the investment which resulted in a disallowance of $12 million. See Note 4 - Rate Matters for additional information.
(e)Pirkey Power Plant is currently being recovered through 2025 in the Louisiana jurisdiction and through 2045 in the Arkansas and Texas jurisdictions.
(f)In November 2020, management announced it will cease using coal at the Welsh Plant in 2028.
(g)Welsh Plant, Unit 1 is being recovered through 2027 in the Louisiana jurisdiction and through 2037 in the Arkansas and Texas jurisdictions. Welsh Plant, Unit 3 is being recovered through 2032 in the Louisiana jurisdiction and through 2042 in the Arkansas and Texas jurisdictions.
(h)Welsh Plant, Unit 2 is being recovered over the blended useful life of Welsh Plant, Units 1 and 3.

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

A detailed discussion of AEP’s 2020 results of operations by operating segment can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operation section included in the 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021.

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Vertically Integrated Utilities	$1,113.6	$1,061.6	$982.0
Transmission and Distribution Utilities	543.4	496.4	451.0
AEP Transmission Holdco	677.8	504.8	516.3
Generation & Marketing	217.5	226.9	112.8
Corporate and Other	(64.2)	(89.6)	(141.0)
Earnings Attributable to AEP Common Shareholders	$2,488.1	$2,200.1	$1,921.1

Note: 2021 Earnings Attributable to AEP Common Shareholders by Segment excludes Corporate and Other which is not considered a reportable segment.

AEP CONSOLIDATED

2021 Compared to 2020

Earnings Attributable to AEP Common Shareholders increased from $2.2 billion in 2020 to $2.5 billion in 2021 primarily due to:

•Favorable rate proceedings in AEP’s various jurisdictions.
•An increase in transmission investment, which resulted in higher revenues and income.
•An increase in weather-related usage.
These increases were partially offset by:
•An increase in Other Operation and Maintenance expenses not subject to regulatory rider mechanisms.

AEP’s results of operations by reportable segment are discussed below.

VERTICALLY INTEGRATED UTILITIES

Earnings Attributable to AEP Common Shareholders
$ (Millions)
1,250
1,000
750
500
250
0
$982.0
$1,061.6
$1,113.6
2019
2020
2021

% of Total Earnings Attributable to AEP Common Shareholders for 2021
Other AEP Segments (a): 56.4%
Vertically Integrated Utilities: 43.6%

(a)Other AEP Segments excludes Corporate and Other which is not considered a reportable segment.

	Years Ended December 31,
Vertically Integrated Utilities	2021	2020	2019
	(in millions)
Revenues	$9,998.5	$8,879.4	$9,367.1
Fuel and Purchased Electricity	3,144.2	2,544.9	3,103.1
Gross Margin	6,854.3	6,334.5	6,264.0
Other Operation and Maintenance	3,043.1	2,754.3	2,934.4
Asset Impairments and Other Related Charges	11.6	—	92.9
Depreciation and Amortization	1,747.6	1,600.5	1,447.0
Taxes Other Than Income Taxes	497.3	472.6	460.9
Operating Income	1,554.7	1,507.1	1,328.8
Other Income	13.5	2.4	6.1
Allowance for Equity Funds Used During Construction	40.2	42.2	50.7
Non-Service Cost Components of Net Periodic Benefit Cost	67.9	67.9	67.6
Interest Expense	(574.2)	(565.0)	(568.3)
Income Before Income Tax Benefit and Equity Earnings	1,102.1	1,054.6	884.9
Income Tax Benefit	(11.2)	(7.0)	(97.7)
Equity Earnings of Unconsolidated Subsidiary	3.4	2.9	3.0
Net Income	1,116.7	1,064.5	985.6
Net Income Attributable to Noncontrolling Interests	3.1	2.9	3.6
Earnings Attributable to AEP Common Shareholders	$1,113.6	$1,061.6	$982.0

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Years Ended December 31,
	2021	2020	2019
	(in millions of KWhs)
Retail:
Residential	32,149	31,526	32,359
Commercial	22,833	22,225	23,839
Industrial	33,181	32,860	35,252
Miscellaneous	2,214	2,185	2,302
Total Retail	90,377	88,796	93,752

Wholesale (a)	19,025	16,987	20,090

Total KWhs	109,402	105,783	113,842

(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of KWh Energy Sales for Vertically Integrated Utilities
125,000
100,000
75,000
50,000
25,000
0
(in millions of KWhs)
113,842
105,783
109,402
2019
2020
2021
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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Years Ended December 31,
	2021	2020	2019
	(in degree days)
Eastern Region
Actual – Heating (a)	2,438	2,295	2,617
Normal – Heating (b)	2,720	2,727	2,732

Actual – Cooling (c)	1,268	1,222	1,369
Normal – Cooling (b)	1,110	1,104	1,092

Western Region
Actual – Heating (a)	1,241	1,160	1,512
Normal – Heating (b)	1,461	1,464	1,473

Actual – Cooling (c)	2,370	2,117	2,328
Normal – Cooling (b)	2,246	2,253	2,240

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2021 Compared to 2020

Reconciliation of Year Ended December 31, 2020 to Year Ended December 31, 2021
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Year Ended December 31, 2020	$1,061.6

Changes in Gross Margin:
Retail Margins	470.4
Margins from Off-system Sales	25.2
Transmission Revenues	30.6
Other Revenues	(6.4)
Total Change in Gross Margin	519.8

Changes in Expenses and Other:
Other Operation and Maintenance	(288.8)
Asset Impairments and Other Related Charges	(11.6)
Depreciation and Amortization	(147.1)
Taxes Other Than Income Taxes	(24.7)
Other Income	11.1
Allowance for Equity Funds Used During Construction	(2.0)
Interest Expense	(9.2)
Total Change in Expenses and Other	(472.3)

Income Tax Benefit	4.2
Equity Earnings of Unconsolidated Subsidiary	0.5
Net Income Attributable to Noncontrolling Interests	(0.2)

Year Ended December 31, 2021	$1,113.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $470 million primarily due to the following:
•A $104 million increase due to rider revenues of $99 million for APCo and $5 million for WPCo, respectively, which includes the WV modified rate base cost surcharge, effective September 2021. This increase was partially offset in other expense items below.
•A $78 million increase in weather-related usage primarily in the residential class.
•A $51 million increase at PSO due to rider revenues. This increase was partially offset in other expense items below.
•A $48 million increase in rider revenues at I&M. This increase was partially offset in other expense items below.
•A $47 million increase at SWEPCo primarily due to a base rate revenue increase in Texas and rider increases in all Retail jurisdictions. This increase was partially offset in other expense items below.
•A $46 million increase at KPCo due to rider revenues. This increase was partially offset in other expense items below.
•A $44 million increase due to the cumulative impact of the implementation of APCo’s 2017 and 2019 generation and distribution depreciation studies as ordered in the Virginia triennial base rate case in 2020.
•A $44 million increase due to lower customer refunds related to Tax Reform primarily at APCo and SWEPCo. This increase was partially offset in Income Tax Benefit below.
•A $30 million increase at I&M in Indiana and Michigan base rate revenues. This increase was partially offset in expense items below.
•A $27 million increase at KPCo due to base rate case revenues implemented in January 2021.

•A $19 million increase due to the annual wholesale formula rate true-up at I&M. This increase was partially offset in expense items below.
•A $16 million increase in recoverable fuel costs at SWEPCo primarily due to timing of recovery.
•A $13 million increase in deferred fuel at WPCo primarily due to the timing of recoverable expenses. This increase was offset in other expense items below.
•An $11 million increase in weather-normalized municipal and cooperative revenues at SWEPCo primarily due to the February 2021 severe winter weather event.
•A $10 million increase at SWEPCo due to the prior year fuel cost disallowance in the 2020 Texas Fuel Reconciliation.
•A $9 million increase in municipal and cooperative revenues at SWEPCo due to the annual generation formula rate true-up.
•A $7 million increase at PSO due to new base rates implemented in November 2021.
These increases were partially offset by:
•A $79 million decrease in weather-normalized retail margins primarily in the residential class.
•A $24 million decrease in weather-normalized wholesale margins, including the loss of a significant wholesale contract at I&M.
•An $18 million decrease in deferred fuel at APCo primarily due to the timing of recoverable expenses. This decrease was offset in other expense items below.
•Margins from Off-system Sales increased $25 million primarily due to increased Turk Plant merchant sales as a result of the February 2021 severe winter weather event at SWEPCo.
•Transmission Revenues increased $31 million primarily due to the following:
•A $19 million increase due to increased transmission investment at APCo.
•A $15 million increase due to increased load and increased transmission investment at SWEPCo.
These increases were partially offset by:
•A $7 million decrease as a result of the annual transmission formula rate true-up.
•Other Revenues decreased $6 million primarily due to the following:
•A $12 million decrease at PSO primarily due to lower business development revenue. This decrease was partially offset in Other Operation and Maintenance expense items below.
This decrease was partially offset by:
•A $5 million increase primarily due to the reinstatement of late fees and disconnections in 2021, which were suspended in 2020.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Other Operation and Maintenance expenses increased $289 million primarily due to the following:
•A $185 million increase in PJM transmission services including increased formula rate true-up activity.
•A $62 million increase in vegetation management expenses.
•A $59 million increase in SPP transmission services including the annual formula rate true-up.
•A $49 million increase due to the prior year impact of the 2017-2019 Virginia triennial review which authorized regulatory recovery of previously retired coal-fired generation assets.
•A $27 million increase in administrative overheads.
•An $18 million increase related to a 2020 insurance settlement primarily at SWEPCo and PSO.
•A $7 million increase due to the capitalization of previously expensed North Central Wind Energy Facilities costs at SWEPCo and PSO in 2020.
These increases were partially offset by:
•A $78 million decrease in employee-related expenses primarily driven by the prior year impact of the voluntary retirement incentive program, severance expense and COVID-19 incentives provided to front line employees.
•A $28 million decrease at I&M in Indiana jurisdictional Demand Side Management expenses. This decrease was offset in Retail Margins above.
•A $15 million decrease in factoring expenses.
•Asset Impairments and Other Related Charges increased $12 million due to a partial regulatory disallowance of SWEPCo’s investment in the Dolet Hills Power Station as a result of an order received in the 2020 Texas Base Rate Case.

•Depreciation and Amortization expenses increased $147 million primarily due to a higher depreciable base at APCo, I&M, PSO and SWEPCo and increased depreciation rates at APCo, I&M and SWEPCo. This increase was partially offset in Gross Margin above.
•Taxes Other Than Income Taxes increased $25 million primarily due to the following:
•A $15 million increase at SWEPCo primarily due to increased property taxes resulting from the expiration of the Louisiana Industrial Tax Exemption related to Stall Plant.
•A $4 million increase at APCo primarily due to an increase in West Virginia business and occupational taxes.
•Other Income increased $11 million primarily due to carrying charges on regulatory assets at PSO and SWEPCo resulting from the February 2021 severe winter weather event.
•Interest Expense increased $9 million primarily due to the following:
•An $11 million increase primarily due to higher long-term debt balances at SWEPCo and I&M.
This increase was partially offset by:
•A $4 million decrease primarily due to lower short-term debt balances at APCo.
•Income Tax Benefit increased $4 million primarily due to the following:
•A $19 million decrease in state tax expense.
•A $13 million increase in PTC.
•A $10 million increase in amortization of Excess ADIT partially offset in Retail Margin above.
These increases in Income Tax Benefit were partially offset by:
•A $15 million decrease in parent company loss benefit.
•A $10 million decrease due to an increase in pretax book income.
•A $7 million decrease due to an out of period adjustment related to deferred taxes.
•A $6 million decrease related to tax return to provision adjustments.

TRANSMISSION AND DISTRIBUTION UTILITIES

Earnings Attributable to AEP Common Shareholders
$ (Millions)
600
400
200
0
$451.0
$496.4
$543.4
2019
2020
2021

% of Total Earnings Attributable to AEP Common Shareholders for 2021

Transmission and Distribution Utilities: 21.3%
Other AEP Segments (a): 78.7%

(a)Other AEP Segments excludes Corporate and Other which is not considered a reportable segment.

	Years Ended December 31,
Transmission and Distribution Utilities	2021	2020	2019
	(in millions)
Revenues	$4,492.9	$4,345.9	$4,482.5
Purchased Electricity	729.9	682.7	794.3
Amortization of Generation Deferrals	—	—	65.3
Gross Margin	3,763.0	3,663.2	3,622.9
Other Operation and Maintenance	1,573.9	1,575.4	1,628.1
Asset Impairments and Other Related Charges	—	—	32.5
Depreciation and Amortization	690.3	751.1	789.5
Taxes Other Than Income Taxes	640.9	586.7	575.0
Operating Income	857.9	750.0	597.8
Interest and Investment Income	1.4	2.4	6.6
Carrying Costs Income	1.2	1.6	1.0
Allowance for Equity Funds Used During Construction	32.3	31.9	33.4
Non-Service Cost Components of Net Periodic Benefit Cost	29.0	29.4	30.3
Interest Expense	(300.9)	(289.2)	(243.3)
Income Before Income Tax Expense (Benefit)	620.9	526.1	425.8
Income Tax Expense (Benefit)	77.5	29.7	(25.2)
Net Income	543.4	496.4	451.0
Net Income Attributable to Noncontrolling Interests	—	—	—
Earnings Attributable to AEP Common Shareholders	$543.4	$496.4	$451.0

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Years Ended December 31,
	2021	2020	2019
	(in millions of KWhs)
Retail:
Residential	26,830	26,518	26,407
Commercial	25,514	23,998	25,018
Industrial	23,919	22,432	23,289
Miscellaneous	737	749	779
Total Retail (a)	77,000	73,697	75,493

Wholesale (b)	2,018	1,859	2,335

Total KWhs	79,018	75,556	77,828

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Summary of KWh Energy Sales for Transmisson and Distribution Utilities
100,000
80,000
60,000
40,000
20,000
0
(in millions of KWhs)
77,828
75,556
79,018
2019
2020
2021
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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Years Ended December 31,
	2021	2020	2019
	(in degree days)
Eastern Region
Actual – Heating (a)	2,815	2,743	3,071
Normal – Heating (b)	3,190	3,202	3,208

Actual – Cooling (c)	1,222	1,140	1,224
Normal – Cooling (b)	1,016	1,006	992

Western Region
Actual – Heating (a)	341	189	301
Normal – Heating (b)	310	313	322

Actual – Cooling (d)	2,653	2,846	2,989
Normal – Cooling (b)	2,712	2,711	2,699

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)Western Region cooling degree days are calculated on a 70 degree temperature base.

2021 Compared to 2020

Reconciliation of Year Ended December 31, 2020 to Year Ended December 31, 2021
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Year Ended December 31, 2020	$496.4

Changes in Gross Margin:
Retail Margins	197.8
Margins from Off-system Sales	(95.3)
Transmission Revenues	89.9
Other Revenues	(92.6)
Total Change in Gross Margin	99.8

Changes in Expenses and Other:
Other Operation and Maintenance	1.5
Depreciation and Amortization	60.8
Taxes Other Than Income Taxes	(54.2)
Interest and Investment Income	(1.0)
Carrying Costs Income	(0.4)
Allowance for Equity Funds Used During Construction	0.4
Non-Service Cost Components of Net Periodic Benefit Cost	(0.4)
Interest Expense	(11.7)
Total Change in Expenses and Other	(5.0)

Income Tax Expense	(47.8)

Year Ended December 31, 2021	$543.4

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity and amortization of generation deferrals were as follows:

•Retail Margins increased $198 million primarily due to the following:
•A $164 million increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses in Ohio. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $91 million increase related to various rider revenues in Ohio. This increase was partially offset in Margins from Off-system Sales, Other Revenues and other expense items below.
•A $44 million increase from interim rate increases driven by increased distribution investment in Texas.
•A $21 million increase due to prior year refunds in Texas of Excess ADIT and excess federal income taxes collected as a result of Tax Reform. This increase was offset in Income Tax Expense below.
•A $15 million increase in weather-normalized margins in Ohio primarily in the residential class.
•A $13 million increase from interim rate increases driven by increased transmission investment in Texas.
•A $7 million increase in weather-related usage in Texas primarily due to an 80% increase in heating degree days.
These increases were partially offset by:
•An $87 million decrease due to the ending of the Energy Efficiency and Peak Demand Reduction Rider in Ohio in December 2020. This decrease was partially offset in Other Operation and Maintenance expenses below.
•A $55 million decrease in revenues associated with the Universal Service Fund (USF) in Ohio. This decrease was offset in Other Operations and Maintenance expenses below.
•A $14 million decrease in weather-related usage in Ohio primarily due to the end of decoupling and mild December weather.

•Margins from Off-system Sales decreased $95 million primarily due to the following:
•A $67 million decrease in deferrals of OVEC costs in Ohio. This decrease was offset in Retail Margins above and Other Revenues below.
•A $51 million decrease in Texas primarily due to the retirement of the Oklaunion Power Station in September 2020. This decrease was offset in Depreciation and Amortization expenses below.
These decreases were partially offset by:
•A $24 million increase in off-system sales at OVEC in Ohio due to higher market prices and volume. This increase was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues increased $90 million primarily due to the following:
•An $80 million increase from interim rate increases driven by increased transmission investment in Texas.
•A $14 million increase in Texas due to a prior year one-time credit to transmission customers as a result of Tax Reform and the most recent base rate case. This increase was offset in Income Tax Expense below.
•Other Revenues decreased $93 million primarily due to the following:
•A $118 million decrease in securitization revenues primarily due to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset in Depreciation and Amortization expenses and Interest Expense below.
This decrease was partially offset by:
•A $17 million increase in Ohio primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs. This increase was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses decreased $2 million primarily due to the following:
•A $56 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset in Retail Margins above.
•A $50 million decrease in energy efficiency/demand side management expenses in Ohio. This decrease was partially offset in Retail Margins above.
•A $41 million decrease in Texas due to the Oklaunion Power Station retirement in September 2020 and its sale to a nonaffiliated third-party in October 2020. This decrease was offset in Gross Margin above.
•A $30 million decrease in employee-related expenses primarily driven by the prior year impact of the voluntary retirement incentive program, severance expense and COVID-19 incentives provided to front line employees.
•A $23 million decrease in factored customer accounts receivable expenses in Ohio primarily due to lower bad debt expenses and a current year favorable adjustment to allowance for doubtful accounts.
These decreases were partially offset by:
•A $152 million net increase in transmission expenses, in Ohio due to a $115 million increase in recoverable PJM expenses and a $37 million increase in transmission formula rate true-up activity. This increase in recoverable PJM expenses was offset in Gross Margin.
•A $29 million increase in vegetation management expenses. This increase was offset in Retail Margins above.
•A $10 million increase in distribution related expenses.
•An $8 million increase in storm expenses.
•Depreciation and Amortization expenses decreased $61 million primarily due to the following:
•A $107 million decrease in securitization amortizations in Texas primarily related to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset in Other Revenues above.
This decrease were partially offset by:
•A $35 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.
•A $13 million increase in amortization of capitalized software in Ohio.

•A $5 million increase in recoverable Gridsmart depreciation expenses in Ohio. This increase was offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $54 million primarily due to property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Interest Expense increased $12 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $48 million primarily due to an increase in pretax book income and state tax expense, as well as a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT was partially offset in Gross Margin above.

AEP TRANSMISSION HOLDCO

Earnings Attributable to AEP Common Shareholders
$ (Millions)
800
600
400
200
0
$516.3
$504.8
$677.8
2019
2020
2021

% of Total Earnings Attributable to AEP Common Shareholders for 2021

AEP Transmission Holdco: 26.6%
Other AEP Segments (a): 73.4%

(a)Other AEP Segments excludes Corporate and Other which is not considered a reportable segment.

	Years Ended December 31,
AEP Transmission Holdco	2021	2020	2019
	(in millions)
Transmission Revenues	$1,526.2	$1,198.8	$1,073.2
Other Operation and Maintenance	132.3	119.0	119.0
Depreciation and Amortization	306.0	257.6	183.4
Taxes Other Than Income Taxes	245.0	211.0	174.4
Operating Income	842.9	611.2	596.4
Interest and Investment Income	0.7	2.9	3.4
Allowance for Equity Funds Used During Construction	67.2	74.0	84.3
Non-Service Cost Components of Net Periodic Benefit Cost	2.1	2.0	2.7
Interest Expense	(146.3)	(133.2)	(103.3)
Income Before Income Tax Expense and Equity Earnings	766.6	556.9	583.5
Income Tax Expense	159.6	130.8	136.2
Equity Earnings of Unconsolidated Subsidiary	75.0	82.4	72.8
Net Income	682.0	508.5	520.1
Net Income Attributable to Noncontrolling Interests	4.2	3.7	3.8
Earnings Attributable to AEP Common Shareholders	$677.8	$504.8	$516.3

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	December 31,
	2021	2020	2019
	(in millions)
Plant in Service	$11,718.0	$10,327.5	$8,812.2
Construction Work in Progress	1,495.0	1,499.7	1,521.8
Accumulated Depreciation and Amortization	801.8	595.7	418.9
Total Transmission Property, Net	$12,411.2	$11,231.5	$9,915.1

AEPTHC's Investment in Transmission Assets
15,000
12,500
10,000
7,500
5,000
2,500
0
$ (Millions)
Plant in Service
CWIP
Accumulated Depreciation
Total Transmission Property, Net
2019
2020
2021

2021 Compared to 2020

Reconciliation of Year Ended December 31, 2020 to Year Ended December 31, 2021
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Year Ended December 31, 2020	$504.8

Changes in Transmission Revenues:
Transmission Revenues	327.4
Total Change in Transmission Revenues	327.4

Changes in Expenses and Other:
Other Operation and Maintenance	(13.3)
Depreciation and Amortization	(48.4)
Taxes Other Than Income Taxes	(34.0)
Interest and Investment Income	(2.2)
Allowance for Equity Funds Used During Construction	(6.8)
Non-Service Cost Components of Net Periodic Pension Cost	0.1
Interest Expense	(13.1)
Total Change in Expenses and Other	(117.7)

Income Tax Expense	(28.8)
Equity Earnings of Unconsolidated Subsidiary	(7.4)
Net Income Attributable to Noncontrolling Interests	(0.5)

Year Ended December 31, 2021	$677.8

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $327 million primarily due to the following:
•A $263 million increase due to continued investment in transmission assets.
•A $45 million increase as a result of the affiliated annual transmission formula rate true-up which is offset in Other Operation and Maintenance expense across the other Registrant subsidiaries.
•A $16 million increase as a result of the nonaffiliated annual transmission formula rate true-up.

Expenses and Other, Income Tax Expense and Equity Earnings of Unconsolidated Subsidiary changed between years as follows:

•Other Operation and Maintenance expenses increased $13 million primarily due to the following:
•A $6 million increase in vegetation management expenses.
•A $3 million increase in affiliated rent expense.
•A $2 million increase in an accrual for NERC compliance costs.
•Depreciation and Amortization expenses increased $48 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $34 million primarily due to higher property taxes as a result of increased transmission investment.
•Allowance for Equity Funds Used During Construction decreased $7 million primarily due to lower CWIP.
•Interest Expense increased $13 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $29 million primarily due to an increase in pretax book income partially offset by an increase in parent company loss benefit.
•Equity Earnings of Unconsolidated Subsidiary decreased $7 million primarily due to lower pretax equity earnings at PATH-WV and ETT.

GENERATION & MARKETING

(a)Other AEP Segments excludes Corporate and Other which is not considered a reportable segment.

	Years Ended December 31,
Generation & Marketing	2021	2020	2019
	(in millions)
Revenues	$2,163.7	$1,725.6	$1,857.6
Fuel, Purchased Electricity and Other	1,806.8	1,403.6	1,456.2
Gross Margin	356.9	322.0	401.4
Other Operation and Maintenance	97.5	124.9	223.8
Asset Impairments and Other Related Charges	—	—	31.0
Depreciation and Amortization	80.9	72.8	69.5
Taxes Other Than Income Taxes	10.5	13.2	15.6
Operating Income	168.0	111.1	61.5
Interest and Investment Income	4.2	3.2	7.7
Non-Service Cost Components of Net Periodic Benefit Cost	15.4	15.4	14.9
Interest Expense	(15.6)	(24.0)	(30.0)
Income Before Income Tax Benefit and Equity Earnings (Loss)	172.0	105.7	54.1
Income Tax Benefit	(48.8)	(108.0)	(53.8)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(10.6)	3.2	(3.8)
Net Income	210.2	216.9	104.1
Net Loss Attributable to Noncontrolling Interests	(7.3)	(10.0)	(8.7)
Earnings Attributable to AEP Common Shareholders	$217.5	$226.9	$112.8

Summary of MWhs Generated for Generation & Marketing

	Years Ended December 31,
	2021	2020	2019
	(in millions of MWhs)
Fuel Type:
Coal	3	4	6
Renewables	4	3	2
Total MWhs	7	7	8

Summary of MWhs Generated for Generation & Marketing
(in millions of MWhs)
10
8
6
4
2
0
8
7
7
2019
2020
2021
Coal
Renewables

2021 Compared to 2020

Reconciliation of Year Ended December 31, 2020 to Year Ended December 31, 2021
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Year Ended December 31, 2020	$226.9

Changes in Gross Margin:
Merchant Generation	(11.9)
Renewable Generation	8.6
Retail, Trading and Marketing	38.2
Total Change in Gross Margin	34.9

Changes in Expenses and Other:
Other Operation and Maintenance	27.4
Depreciation and Amortization	(8.1)
Taxes Other Than Income Taxes	2.7
Interest and Investment Income	1.0
Interest Expense	8.4
Total Change in Expenses and Other	31.4

Income Tax Benefit	(59.2)
Equity Earnings of Unconsolidated Subsidiaries	(13.8)
Net Loss Attributable to Noncontrolling Interests	(2.7)

Year Ended December 31, 2021	$217.5

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost-of-service for retail operations were as follows:

•Merchant Generation decreased $12 million primarily due to increased outage days at Cardinal Plant, partially offset by higher market prices in PJM.
•Renewable Generation increased $9 million primarily due to new wind and solar projects placed in service.
•Retail, Trading and Marketing increased $38 million primarily due to higher mark-to-market economic hedge activity driven by higher commodity prices. This increase was partially offset by lower trading and retail margins due to unprecedented cold temperatures and record ERCOT market prices in February 2021.

Expenses and Other, Income Tax Benefit and Equity Earnings of Unconsolidated Subsidiaries changed between years as follows:

•Other Operation and Maintenance expenses decreased $27 million primarily due to the following:
•A $39 million decrease due to the gain on sale of certain merchant generation assets.
•A $10 million decrease due to the retirement of Conesville Plant Unit 4 in 2020.
•An $8 million decrease in employee-related expenses.
•A $5 million decrease due to the gain on sale of substations to Amazon.
•A $4 million decrease due to the retirement of Oklaunion Plant in 2020.
These decreases were partially offset by:
•A $26 million increase from lower gains recorded on the sale of land.
•A $17 million increase related to the Oklaunion PPA with AEP Texas primarily due to an ARO revision in 2020.
•Depreciation and Amortization expenses increased $8 million primarily due to a higher depreciable base from increased investments in renewable energy sources.

•Interest Expense decreased $8 million primarily due to lower borrowing costs in 2021.
•Income Tax Benefit decreased $59 million primarily due to the recognition of a discrete tax adjustment in 2020 attributable to the CARES Act and an increase due to an out of period adjustment related to deferred taxes.
•Equity Earnings of Unconsolidated Subsidiaries decreased $14 million primarily due to lower revenues driven by lower wind production from jointly owned assets.

CORPORATE AND OTHER

2021 Compared to 2020

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $90 million in 2020 to a loss of $64 million in 2021 primarily due to:

•A $57 million increase in Income Tax Benefit due to an out of period adjustment related to deferred taxes partially offset by an increase in state deferred taxes due to legislative changes for Oklahoma and West Virginia.
•A $21 million increase in equity earnings from unrealized investment gains.
•A $16 million decrease in interest expense.
These items were partially offset by:
•A $25 million decrease in interest income primarily due to lower interest income from affiliates.
•A $22 million decrease in gains relating to an investment in ChargePoint. In 2021, a $10 million gain was recorded, $5 million of which was unrealized.
•An $8 million increase in the EIS reserve.
•A $7 million increase in general corporate expenses.
•A $6 million increase in estimated health care benefits for certain retirees.

AEP SYSTEM INCOME TAXES

2021 Compared to 2020

•Income Tax Expense increased $75 million primarily due to the following:
•A $77 million increase due to an increase in pretax book income.
•A $48 million increase due to the recognition of a discrete tax adjustment in 2020 attributable to the CARES Act.
•A $25 million increase in state deferred taxes due to legislative changes for Oklahoma and West Virginia.
These increases were partially offset by:
•A $55 million decrease to tax expense due to an out of period adjustment related to deferred taxes.
•A $19 million increase in tax credits primarily related to PTC.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

SIGNIFICANT CASH REQUIREMENTS

AEP’s contractual cash obligations include amounts reported on the balance sheets and other obligations disclosed in the footnotes. It is anticipated that these obligations will be satisfied through a combination of cash flows from operations, long-term debt issuances, short-term debt through AEP’s Commercial Paper Program or bank term loans, proceeds from the Kentucky operations sale and the use of the ATM Program or other equity issuances.

Capital Expenditures

Continued capital investments reflect AEP’s commitment to enhance service and deliver reliable, clean energy and advanced technologies that exceed customer expectations. See “Budgeted Capital Expenditures” herein, for additional information.

Long-term Debt

Long-term debt maturities, including interest, represent a significant cash requirement for AEP and the Registrant Subsidiaries. See Note 14 - Financing Activities for additional information relating to the Registrant Subsidiaries’ long-term debt outstanding as of December 31, 2021, the weighted-average interest rate applicable to each debt category and a schedule of debt maturities over the next five years.

Other Significant Cash Requirements

Operating and finance leases represent a significant component of funding requirements for AEP and the Registrant Subsidiaries. See Note 13 - Leases for additional information.

The AEP System has substantial commitments for fuel, energy and capacity contracts as part of the normal course of business. See Note 6 - Commitments, Guarantees and Contingencies for additional information.

As of December 31, 2021, AEP expected to make contributions to the pension plans totaling $134 million in 2022. Estimated contributions of $129 million in 2023 and $7 million in 2024 may vary significantly based on market returns, changes in actuarial assumptions and other factors. Based upon the projected benefit obligation and fair value of assets available to pay pension benefits, the pension plans were 103.2% funded as of December 31, 2021. See “Estimated Future Benefit Payments and Contributions” section of Note 8 for additional information.

Standby letters of credit are entered into with third-parties. These letters of credit are issued in the ordinary course of business and cover items such as natural gas and electricity risk management contracts, construction contracts, insurance programs, security deposits and debt security reserves. There is no collateral held in relation to any guarantees in excess of the ownership percentages. In the event any letters of credit are drawn, there is no recourse to third-parties. See “Letters of Credit” section of Note 6 for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	December 31,
	2021		2020
	(dollars in millions)
Long-term Debt, including amounts due within one year	$33,454.5	57.0%	$31,072.5	57.2%
Short-term Debt	2,614.0	4.4	2,479.3	4.6
Total Debt	36,068.5	61.4	33,551.8	61.8
AEP Common Equity	22,433.2	38.2	20,550.9	37.8
Noncontrolling Interests	247.0	0.4	223.6	0.4
Total Debt and Equity Capitalization	$58,748.7	100.0%	$54,326.3	100.0%

AEP’s ratio of debt-to-total capital decreased from 61.8% to 61.4% as of December 31, 2020 and 2021, respectively, primarily due to an increase in earnings in 2021 as compared to 2020, partially offset by an increase in debt to support distribution, transmission and renewable investment growth.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity under its existing credit facilities. As of December 31, 2021, AEP had $5 billion in revolving credit facilities to support its commercial paper program. Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, leasing agreements, hybrid securities or common stock. In February 2021, severe winter weather impacted certain AEP service territories resulting in disruptions to SPP market conditions. In March 2021, AEP entered into a $500 million 364-day Term Loan and borrowed the full amount to help address the cash flow implications resulting from the February 2021 severe winter weather event. See Note 4 - Rate Matters for additional information.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of December 31, 2021, available liquidity was approximately $4 billion as illustrated in the table below:

	Amount	Maturity
	(in millions)
Commercial Paper Backup:
Revolving Credit Facility	$4,000.0	March 2026
Revolving Credit Facility	1,000.0	March 2023
364-Day Term Loan	500.0	March 2022	(a)
Cash and Cash Equivalents	403.4
Total Liquidity Sources	5,903.4
Less: AEP Commercial Paper Outstanding	1,364.0
364-Day Term Loan	500.0

Net Available Liquidity	$4,039.4
(a)AEP intends to extend the maturity of this loan to the third quarter of 2022.

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during 2021 was $2.5 billion.  The weighted-average interest rate for AEP’s commercial paper during 2021 was 0.24%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under five uncommitted facilities totaling, as of December 31, 2021, $375 million.  Subsequently, in February 2022, the uncommitted facilities total was increased to $400 million.  The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of December 31, 2021, was $169 million with maturities ranging from January 2022 to December 2022.

Financing Plan

As of December 31, 2021, AEP had $2.2 billion of long-term debt due within one year, excluding $200 million classified as Liabilities Held for Sale on the balance sheet. This also included $440 million of Pollution Control Bonds with mandatory tender dates and credit support for variable interest rates that requires the debt be classified as current and $117 million of securitization bonds and DCC Fuel notes.  Management plans to refinance the majority of the maturities due within one year on a long-term basis.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in September 2021 to include a $125 million and a $625 million facility, which expire in September 2023 and 2024, respectively. As of December 31, 2021, the affiliated utility subsidiaries are in compliance with all requirements under the agreement.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of December 31, 2021, this contractually-defined percentage was 58.2%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements.  This condition also applies in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facility does not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

ATM Program

AEP participates in an ATM offering program that allows AEP to issue, from time to time, up to an aggregate of $1 billion of its common stock, including shares of common stock that may be sold pursuant to an equity forward sales agreement. As of December 31, 2021, approximately $511 million of equity is available for issuance under the ATM offering program. See Note 14 - Financing Activities for additional information.

Equity Units

In August 2020, AEP issued 17 million Equity Units initially in the form of corporate units, at a stated amount of $50 per unit, for a total stated amount of $850 million. Net proceeds from the issuance were approximately $833 million. Each corporate unit represents a 1/20 undivided beneficial ownership interest in $1,000 principal amount of AEP’s 1.30% Junior Subordinated Notes due in 2025 and a forward equity purchase contract which settles after three years in 2023. The proceeds were used to support AEP’s overall capital expenditure plan.

In March 2019, AEP issued 16.1 million Equity Units initially in the form of corporate units, at a stated amount of $50 per unit, for a total stated amount of $805 million. Net proceeds from the issuance were approximately $785 million. Each corporate unit represents a 1/20 undivided beneficial ownership interest in $1,000 principal amount of AEP’s 3.40% Junior Subordinated Notes due in 2024 and a forward equity purchase contract which settles after three years in 2022. The proceeds from this issuance were used to support AEP’s overall capital expenditure plans including the recent acquisition of Sempra Renewables LLC. In January 2022, AEP successfully remarketed the notes on behalf of holders of the corporate units and did not directly receive any proceeds therefrom. Instead, the holders of the corporate units may use the debt remarketing proceeds towards settling the forward equity purchase contract with AEP in March 2022. The interest rate on the notes was reset to 2.031% with the maturity remaining in 2024.

See Note 14 - Financing Activities for additional information.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.78 per-share in January 2022.  Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 14 for additional information.

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

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$438.3	$432.6	$444.1
Net Cash Flows from Operating Activities	3,839.9	3,832.9	4,270.1
Net Cash Flows Used for Investing Activities	(6,433.9)	(6,233.9)	(7,144.5)
Net Cash Flows from Financing Activities	2,607.1	2,406.7	2,862.9
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	13.1	5.7	(11.5)
Cash, Cash Equivalents and Restricted Cash at End of Period	$451.4	$438.3	$432.6

Operating Activities

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net Income	$2,488.1	$2,196.7	$1,919.8
Non-Cash Adjustments to Net Income (a)	3,032.0	2,946.3	2,685.7
Mark-to-Market of Risk Management Contracts	112.3	66.5	(29.2)
Pension Contributions to Qualified Plan Trust	—	(110.3)	—
Property Taxes	(68.0)	(43.3)	(73.8)
Deferred Fuel Over/Under Recovery, Net	(1,647.9)	(31.8)	85.2
Change in Regulatory Assets	(238.9)	(337.9)	49.5
Change in Other Noncurrent Assets	(132.7)	(142.5)	(112.8)
Change in Other Noncurrent Liabilities	206.4	(54.5)	(116.1)
Change in Certain Components of Working Capital	88.6	(656.3)	(138.2)
Net Cash Flows from Operating Activities	$3,839.9	$3,832.9	$4,270.1
(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Rockport Plant, Unit 2 Lease Amortization, Deferred Income Taxes, Asset Impairments and Other Related Charges, Allowance for Equity Funds Used During Construction, Amortization of Nuclear Fuel and Pension and Postemployment Benefit Reserves.

2021 Compared to 2020

Net Cash Flows from Operating Activities increased by $7 million primarily due to the following:
•A $745 million increase in cash from Changes in Certain Components of Working Capital. The increase is primarily due to a decrease in fuel, material and supplies balances driven by a decrease in coal and lignite inventory on hand, the timing of accounts payable and an income tax refund received in 2021 for taxes paid in 2014 under the NOL carryback provision for the CARES Act, partially offset by margin deposits paid to PJM.
•A $377 million increase in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.
•A $261 million increase in cash from Changes in Other Noncurrent Liabilities. The increase is primarily due to changes in regulatory liabilities driven by timing differences between collections from and refunds to customers under rate rider mechanisms. See Note 5 - Effects of Regulation for additional information.
•A $110 million increase in cash due to a discretionary contribution to the qualified pension plan in 2020. See Note 8 - Benefit Plans for additional information.
•A $99 million increase in cash from Changes in Regulatory Assets driven by timing differences between collections from customers and costs incurred under rate rider recovery mechanisms. See Note 5 - Effects of Regulation for additional information.
•A $46 million increase primarily due to collateral held against risk management contracts due to pricing movement in the commodities market.
These increases in cash were offset by:
•A $1.6 billion decrease in cash primarily due to increased fuel and purchased power expenses not yet recovered from customers. Approximately $1.1 billion of these expenses are attributable to retail customers and are recorded as deferred fuel regulatory assets. PSO and SWEPCo are working with their respective regulatory commissions to determine the recovery mechanisms, recovery periods as well as the appropriate carrying charges on the regulatory assets. See Note 4 - Rate Matters for additional information.

Investing Activities

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Construction Expenditures	$(5,659.6)	$(6,246.3)	$(6,051.4)
Acquisitions of Nuclear Fuel	(104.5)	(69.7)	(92.3)
Acquisition of Sempra Renewables LLC and Santa Rita East, Net of Cash and Restricted Cash Acquired	—	—	(918.4)
Acquisition of the Dry Lake Solar Project	(114.4)	—	—
Acquisition of the North Central Wind Energy Facilities	(652.8)	—	—
Other	97.4	82.1	(82.4)
Net Cash Flows Used for Investing Activities	$(6,433.9)	$(6,233.9)	$(7,144.5)

2021 Compared to 2020

Net Cash Flows Used for Investing Activities increased by $200 million primarily due to the following:
•A $767 million increase due to the acquisition of the Dry Lake Solar Project and the NCWF. See Note 7 - Acquisitions, Assets and Liabilities Held for Sale, Dispositions and Impairments for additional information.
This increase in cash used was partially offset by:
•A $587 million decrease in construction expenditures, primarily due to decreases in Transmission and Distribution Utilities of $342 million, AEP Transmission Holdco of $181 million and Generation & Marketing of $79 million.

Financing Activities

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Issuance of Common Stock	$600.5	$155.0	$65.3
Issuance/Retirement of Debt, Net	3,631.7	3,927.3	4,244.1
Dividends Paid on Common Stock	(1,519.5)	(1,424.9)	(1,350.0)
Redemption of Noncontrolling Interests	—	(100.2)	—
Other	(105.6)	(150.5)	(96.5)
Net Cash Flows from Financing Activities	$2,607.1	$2,406.7	$2,862.9

2021 Compared to 2020

Net Cash Flows from Financing Activities increased by $200 million primarily due to the following:
•An $860 million increase in issuances of long-term debt. See Note 14 - Financing Activities for additional information.
•A $494 million increase in short-term debt primarily due to decreased repayments of commercial paper. See Note 14 - Financing Activities for additional information.
•A $446 million increase in issuances of common stock primarily under AEP’s ATM offering program. See Note 14 - Financing Activities for additional information.
•A $100 million increase due to the redemption of noncontrolling interests in Desert Sky Wind Farm LLC and Trent Wind Farm LLC as well as the acquisition of an additional 10% interest in Santa Rita East in 2020. See Note 7 - Acquisitions, Assets and Liabilities Held for Sale, Dispositions and Impairments for additional information.
These increases in cash were partially offset by:
•A $1.6 billion decrease due to increased retirements of long-term debt. See Note 14 - Financing Activities for additional information.

The following financing activities occurred during 2021:

AEP Common Stock:

•During 2021, AEP issued 7.6 million shares of common stock under the ATM offering program, incentive compensation, employee saving and dividend reinvestment plans and received net proceeds of $601 million.

Debt:

•During 2021, AEP issued approximately $6.5 billion of long-term debt, including $5 billion of senior unsecured notes at interest rates ranging from 1.625% to 3.45%, $750 million of junior subordinated debenture notes at an interest rate of 3.875%, $40 million of pollution control bonds at an interest rate of 0.75% and $743 million of other debt at various interest rates.  The proceeds from these issuances were primarily used to fund long-term debt maturities, construction programs and to help address working capital needs.
•During 2021, AEP entered into interest rate derivatives with notional amounts totaling $300 million that were designated as cash flow hedges.  During 2021, settlements of AEP’s interest rate derivatives resulted in net cash received of $17 million for derivatives designated as cash flow hedges.  As of December 31, 2021, AEP had a total notional amount of $950 million of outstanding interest rate derivatives designated as fair value hedges.

See “Long-term Debt Subsequent Events” section of Note 14 for Long-term debt and other securities issued, retired and principal payments made after December 31, 2021 through February 24, 2022, the date that the 10-K was issued.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $7.6 billion of capital expenditures in 2022.  For the four year period, 2023 through 2026, management forecasts capital expenditures of $30.7 billion. The expenditures are generally for transmission, generation, distribution, regulated renewables and required environmental investment to comply with the Federal EPA rules.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews and the ability to access capital.  Management expects to fund these capital expenditures through cash flows from operations, proceeds from the sale of Kentucky operations and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged. The 2022 estimated capital expenditures include generation, transmission and distribution related investments, as well as expenditures for compliance with environmental regulations as follows:

	2022 Budgeted Capital Expenditures
Segment	Environmental	Generation	Renewables	Transmission	Distribution	Other (a)	Total
	(in millions)
Vertically Integrated Utilities	$251.7	$438.7	$1,287.7	$669.9	$1,112.1	$374.0	$4,134.1	(b)
Transmission and Distribution Utilities	—	—	—	835.1	900.4	205.5	1,941.0
AEP Transmission Holdco	—	—	—	1,343.9	—	60.9	1,404.8	(b)
Generation & Marketing	1.3	64.3	42.1	—	—	13.8	121.5
Corporate and Other	—	—	—	—	—	37.5	37.5
Total	$253.0	$503.0	$1,329.8	$2,848.9	$2,012.5	$691.7	$7,638.9

(a)Amount primarily consists of facilities, software and telecommunications.
(b)Amount includes $66 million and $3 million of budgeted capital expenditures for KPCo and KTCo, respectively, which are expected to occur prior to the anticipated closing of the sale transaction in the second quarter of 2022. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

The table below represents estimated capital investments by business segment for the years 2023 to 2026:

Segment	2023	2024	2025	2026

Vertically Integrated Utilities	$3,585.5	$4,926.5	$4,536.4	$4,277.8
Transmission and Distribution Utilities	2,037.8	2,165.1	2,126.6	1,936.9
AEP Transmission Holdco	1,317.8	1,209.5	1,119.6	1,086.4
Generation & Marketing	86.7	69.2	39.2	38.5
Corporate and Other	36.0	32.6	19.1	19.1
Total	$7,063.8	$8,402.9	$7,840.9	$7,358.7

The 2022 estimated capital expenditures by Registrant Subsidiary include distribution, transmission and generation-related investments, as well as expenditures for compliance with environmental regulations as follows:

	2022 Budgeted Capital Expenditures
Company	Environmental	Generation	Renewables	Transmission	Distribution	Other (a)	Total
	(in millions)
AEP Texas	$—	$—	$—	$599.9	$462.3	$91.3	$1,153.5
AEPTCo	—	—	—	1,259.2	—	18.2	1,277.4
APCo	193.1	102.0	12.8	274.1	364.6	146.5	1,093.1
I&M	4.5	167.3	—	64.7	271.3	100.5	608.3
OPCo	—	—	—	235.2	438.1	114.2	787.5
PSO	0.1	20.5	588.2	82.6	248.7	51.7	991.8
SWEPCo	16.1	53.9	686.7	222.0	171.1	62.5	1,212.3

(a) Amount primarily consists of facilities, software and telecommunications.

CYBER SECURITY

The electric utility industry is an identified critical infrastructure function with mandatory cyber security requirements under the authority of FERC. The NERC, which FERC certified as the nation’s Electric Reliability Organization, developed mandatory critical infrastructure protection cyber security reliability standards. AEP’s service territory covers multiple NERC regions, and is audited at least annually by one or more of the regions. AEP began participating in the NERC grid security and emergency response exercises, GridEx, in 2013 and continues to participate in the bi-yearly exercises. These efforts, led by NERC, test and further develop the coordination, threat sharing and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid. AEP also conducts internal exercises to test and further develop AEP’s cyber response plans. These internal scenarios are chosen based on real world events and often include coordination with and communication to AEP’s Chief Executive Officer and executive team.

The operations of AEP’s electric utility subsidiaries are subject to extensive and rigorous mandatory cyber and physical security requirements that are developed and enforced by NERC to protect grid security and reliability. AEP’s Enterprise Security program includes cyber and physical security and uses the National Institute of Standards and Technology Cybersecurity Framework as a guideline. AEP’s Chief Security & Privacy Officer (CSPO) is also its NERC Critical Infrastructure Protection Senior Manager, ensuring alignment of compliance with the Enterprise Security program.

Critical cyber assets, such as data centers, power plants, transmission operations centers and business networks are protected using multiple layers of cyber security controls and authentication. Cyber hackers and other malicious actors have caused material disruption by successfully breaching a number of very secure facilities, including federal agencies, banks and retailers. As understanding of these events develop, AEP has adopted a defense in depth approach to cyber security and continually assesses its cyber security tools and processes to determine where to strengthen its defenses. These strategies include monitoring, alerting and emergency response, forensic analysis, disaster recovery, threat sharing and criminal activity reporting. This approach has allowed AEP to deal with cyber and related threats, intrusions and attempted breaches in real-time and to limit their impact to levels that would be expected in the ordinary course of business in the absence of such malicious activity.

AEP has undertaken a variety of actions to monitor and address cyber-related risks. Cyber security and the effectiveness of AEP’s cyber security processes are reviewed annually with the Board of Directors and at several meetings throughout the year with the committees of the Board that exercise oversight with respect to these matters, including the Audit Committee and the Technology Committee. AEP’s Chief Executive Officer and executive team participate in interactive threat briefings from AEP’s CSPO and security leadership team on a monthly basis. AEP’s strategy and procedure for managing cyber-related risks is integrated within its enterprise risk management processes. These procedures are designed to include that any material information regarding potentially relevant cyber incidents are elevated both to the appropriate leadership in a timely manner as well as, where applicable, our external financial reporting and disclosure team. AEP enterprise security continually adjusts staff and resources in response to the evolving threat landscape, and while such costs are material, they have remained stable and that pattern is expected to continue. In addition, AEP maintains cyber liability insurance to cover certain damages caused by cyber incidents.

AEP’s CSPO leads the cyber security and physical security teams and is responsible for the design, implementation and execution of AEP’s security risk management strategy, which includes cyber security. AEP’s cyber security team operates a 24/7 Cyber Security Intelligence and Response Center responsible for monitoring the AEP System for cyber risks and threats. The cyber security team constantly scans the AEP System for risks and threats. In addition, under the direction of the CSPO, the cyber security team actively monitors best practices, performs penetration testing, leads response exercises and internal campaigns and provides training and communication across the organization. AEP’s security awareness training is mandatory for all employees, and includes monthly phish email testing to train employees to identify malicious emails that could put AEP at risk.

AEP also continually reviews its business continuity plan to develop an effective recovery strategy that seeks to decrease response times, limit financial impacts and maintain customer confidence during any business interruption. The cyber security team administers a third-party risk governance program that identifies potential risks introduced through third-party relationships, such as vendors, software and hardware manufacturers or professional service providers. As warranted, AEP obtains certain contractual security guarantees and assurances with these third-party relationships to help ensure the security and safety of its information. The cyber security team works closely with a broad range of departments, including legal, regulatory, corporate communications, audit services, information technology and operational technology functions critical to the power grid.

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

Accrued unbilled revenues for the Vertically Integrated Utilities segment were $246 million and $288 million as of December 31, 2021 and 2020, respectively. The changes in unbilled electric utility revenues for AEP’s Vertically Integrated Utilities segment were $(42) million, $40 million and $(7) million for the years ended December 31, 2021, 2020 and 2019, respectively.  The changes in unbilled electric revenues are primarily due to changes in weather and rates.

Accrued unbilled revenues for the Transmission and Distribution Utilities segment were $172 million and $171 million as of December 31, 2021 and 2020, respectively. The changes in unbilled electric utility revenues for AEP’s Transmission and Distribution Utilities segment were $1 million, $5 million and $(12) million for the years ended December 31, 2021, 2020 and 2019, respectively.  The changes in unbilled electric revenues are primarily due to changes in weather and rates.

Accrued unbilled revenues for the Generation & Marketing segment were $110 million and $86 million as of December 31, 2021 and 2020, respectively. The changes in unbilled electric utility revenues for AEP’s Generation & Marketing segment were $24 million, $11 million and $16 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

For AEP’s Generation & Marketing segment, management calculates unbilled revenues based on a primary computation of load as provided by PJM less the current month’s billed KWh and estimated line losses, plus the prior month’s unbilled KWh. However, due to the potential for meter reading issues, meter drift and other anomalies, a secondary computation is made, based upon using the most recent historic daily activity on a per contract basis. The two methodologies are evaluated to confirm that they are not statistically different.

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

Assumptions and Approach Used

The Registrants measure the fair values of derivative instruments and hedge instruments accounted for using MTM accounting based primarily on exchange prices and broker quotes.  If a quoted market price is not available, the fair value is estimated based on the best market information available including valuation models that estimate future energy prices based on existing market and broker quotes and other assumptions.  Fair value estimates, based upon the best market information available, involve uncertainties and matters of significant judgment.  These uncertainties include forward market price assumptions.

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

Long-Lived Assets

Nature of Estimates Required

In accordance with the requirements of “Property, Plant and Equipment” accounting guidance and “Regulated Operations” accounting guidance, the Registrants evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such assets may not be recoverable. Such events or changes in circumstance include planned abandonments, probable disallowances for rate-making purposes of assets determined to be recently completed plant and assets that meet the held-for-sale criteria.  The Registrants utilize a group composite method of depreciation to estimate the useful lives of long-lived assets.

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

The following table shows the net periodic cost (credit) of the Plans:

	Years Ended December 31,
Net Periodic Cost (Credit)	2021	2020	2019
	(in millions)
Pension Plans	$138.2	$108.6	$61.5
OPEB	(122.0)	(109.7)	(80.7)

The net periodic benefit cost is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on the Plans’ assets.  In developing the expected long-term rate of return assumption for 2022, management evaluated input from actuaries and investment consultants, including their reviews of asset class return expectations as well as long-term inflation assumptions.  Management also considered historical returns of the investment markets and tax rates which affect a portion of the OPEB plans’ assets.  Management anticipates that the investment managers employed for the Plans will invest the assets to generate future returns averaging 5.25% for the Qualified Plan and 5.5% for the OPEB plans.

The expected long-term rate of return on the Plans’ assets is based on management’s targeted asset allocation and expected investment returns for each investment category.  Assumptions for the Plans are summarized in the following table:

	Pension Plans		OPEB
		Assumed/		Assumed/
	2022	Expected	2022	Expected
	Target	Long-Term	Target	Long-Term
	Asset	Rate of	Asset	Rate of
	Allocation	Return	Allocation	Return
Equity	25%	7.42%	59%	6.96%
Fixed Income	59	3.89	40	3.59
Other Investments	15	7.96	—	—
Cash and Cash Equivalents	1	1.60	1	1.60
Total	100%		100%

Management regularly reviews the actual asset allocation and periodically rebalances the investments to the targeted allocation.  Management believes that 5.25% for the Qualified Plan and 5.5% for the OPEB plans are reasonable estimates of the long-term rate of return on the Plans’ assets.  The Pension Plans’ assets had an actual gain of 5.41% and 16.91% for the years ended December 31, 2021 and 2020, respectively.  The OPEB plans’ assets had an actual gain of 8.67% and 16.33% for the years ended December 31, 2021 and 2020, respectively.  Management will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust the assumptions as necessary.

AEP bases the determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.  Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.  As of December 31, 2021, AEP had cumulative gains of approximately $389 million for the Qualified Plan that remain to be recognized in the calculation of the market-related value of assets.  These unrecognized market-related net actuarial gains may result in decreases in the future pension costs depending on several factors, including whether such gains at each measurement date exceed the corridor in accordance with “Compensation – Retirement Benefits” accounting guidance.

The method used to determine the discount rate that AEP utilizes for determining future obligations is a duration-based method in which a hypothetical portfolio of high quality corporate bonds is constructed with cash flows matching the benefit plan liability.  The composite yield on the hypothetical bond portfolio is used as the discount rate for the plan.  The discount rate as of December 31, 2021 under this method was 2.9% for the Qualified Plan, 2.75% for the Nonqualified Plans and 2.9% for the OPEB plans.  Due to the effect of the unrecognized net actuarial losses and based on an expected rate of return on the Pension Plans’ assets of 5.25%, discount rates of 2.9% and 2.75% and various other assumptions, management estimates that the pension costs for the Pension Plans will approximate $85 million, $64 million and $34 million in 2022, 2023 and 2024, respectively.  Based on an expected rate of return on the OPEB plans’ assets of 5.5%, a discount rate of 2.9% and various other assumptions, management estimates OPEB plan credits will approximate $145 million, $138 million and $90 million in 2022, 2023 and 2024, respectively. Future actual costs will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Plans.  The actuarial assumptions used may differ materially from actual results.  The effects of a 50 basis point change to selective actuarial assumptions are included in the “Effect if Different Assumptions Used” section below.

The value of AEP’s Pension Plans’ assets decreased to $5.4 billion as of December 31, 2021 from $5.6 billion as of December 31, 2020 primarily due to lower investment returns than benefit payments made in 2021.  During 2021, the Qualified Plan paid $443 million and the Nonqualified Plans paid $7 million in benefits to plan participants.  The value of AEP’s OPEB plans’ assets increased to $2.0 billion as of December 31, 2021 from $1.9 billion as of December 31, 2020 primarily due to higher investment returns than benefit payments made in 2021.  The OPEB plans paid $126 million in benefits to plan participants during 2021.

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

	Pension Plans		OPEB
	+0.5%	-0.5%	+0.5%	-0.5%
	(in millions)
Effect on December 31, 2021 Benefit Obligations
Discount Rate	$(259.7)	$285.7	$(53.9)	$59.5
Compensation Increase Rate	31.6	(29.2)	NA	NA
Cash Balance Crediting Rate	77.6	(72.4)	NA	NA
Health Care Cost Trend Rate	NA	NA	9.4	(7.5)

Effect on 2021 Periodic Cost
Discount Rate	$(13.6)	$14.9	$3.2	$(3.1)
Compensation Increase Rate	7.9	(7.2)	NA	NA
Cash Balance Crediting Rate	15.2	(14.2)	NA	NA
Health Care Cost Trend Rate	NA	NA	0.7	(0.2)
Expected Return on Plan Assets	(24.2)	24.2	(9.6)	9.6

NA    Not applicable.

SIGNIFICANT TAX LEGISLATION

In March 2021, the American Rescue Plan Act of 2021 (the “American Rescue Plan”) was signed into law. The American Rescue Plan was a COVID-19 relief package that addressed a variety of topics, including the non-deductibility of certain executive compensation. Specifically, the American Rescue Plan changes the officers subject to IRS Section 162(m) from the CEO, CFO, and three top paid officers to the CEO, CFO, and eight top paid officers beginning in 2027.

IRS Notice 2021-41 was issued on June 29, 2021 by the IRS providing further extension of the continuity safe harbor for PTC and ITC-eligible projects and revising the facts and circumstances rules. For PTC and ITC-eligible projects for which construction began in calendar years 2016 through 2019, the continuity safe harbor was extended to six years. Prior guidance (Notice 2020-41) had only extended the safe harbor for projects beginning in 2016 and 2017 to 5 years. Furthermore, for PTC and ITC-eligible projects for which construction began in 2020, the continuity safe harbor was extended to five years. Under a facts and circumstances analysis, the continuity requirement may be satisfied under either the continuous construction test or the continuous efforts test, regardless of whether the physical work test or the five percent safe harbor is applied.

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

Due to multiple defaults of market participants, ERCOT had a large outstanding unpaid balance associated with the February 2021 winter storm. A certain portion of this balance has been securitized and disbursed to impacted market participants. Financial costs associated with securitization are allocated to load serving entities through their qualified scheduling entities and in that role AEPEP is exposed, but not materially. If the market rules were to change on how socialized losses are allocated this could affect AEPEP’s exposure. Regardless of the approach of how socialized losses are allocated there are potential downstream impacts that could push counterparties into financial distress and or bankruptcy, affecting AEPEP, AEP Texas and ETT.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2020:

MTM Risk Management Contract Net Assets (Liabilities)
Year Ended December 31, 2021

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2020	$41.2	$(109.5)	$168.1	$99.8
(Gain)/Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(42.0)	8.0	(12.9)	(46.9)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	2.1	2.1
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	—	118.6	118.6
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	66.6	10.1	—	76.7
MTM Risk Management Contract Net Assets Held for Sale Related to KPCo (d)	(6.0)	—	—	(6.0)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2021	$59.8	$(91.4)	$275.9	244.3
Commodity Cash Flow Hedge Contracts				207.5
Fair Value Hedge Contracts				(36.9)
Collateral Deposits				(259.2)
Total MTM Derivative Contract Net Assets as of December 31, 2021				$155.7

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
(d)MTM risk management contract net assets relating to KPCo are classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties.  Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily.  As of December 31, 2021, credit exposure net of collateral to sub investment grade counterparties was approximately 0.8%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).  As of December 31, 2021, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$447.1	$56.4	$390.7	2	$147.6
No External Ratings:
Internal Investment Grade	81.2	—	81.2	3	63.6
Internal Noninvestment Grade	6.4	2.6	3.8	3	2.7
Total as of December 31, 2021	$534.7	$59.0	$475.7

All exposure in the table above relates to AEPSC and AEPEP as AEPSC is agent for and transacts on behalf of certain AEP subsidiaries, including the Registrant Subsidiaries and AEPEP is agent for and transacts on behalf of other AEP subsidiaries.

In addition, AEP is exposed to credit risk related to participation in RTOs.  For each of the RTOs in which AEP participates, this risk is generally determined based on the proportionate share of member gross activity over a specified period of time.

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio.  The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period.  Based on this VaR analysis, as of December 31, 2021, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Twelve Months Ended				Twelve Months Ended
December 31, 2021				December 31, 2020
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.4	$3.6	$0.4	$0.1	$0.1	$0.3	$0.1	$—

VaR Model
Non-Trading Portfolio

Twelve Months Ended				Twelve Months Ended
December 31, 2021				December 31, 2020
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$8.3	$14.9	$3.7	$0.7	$2.2	$2.9	$1.0	$0.1

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. AEP has outstanding short and long-term debt which is subject to a variable rate. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the 12 months ended December 31, 2021, 2020 and 2019, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $33 million, $32 million and $24 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Electric Power Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Electric Power Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2021, there were $4.8 billion of deferred costs included in regulatory assets, $1.0 billion of which were pending final regulatory approval, and $8.7 billion of regulatory liabilities awaiting potential refund or future rate reduction, $0.3 billion of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are the significant judgment by management in the ongoing evaluation of the recovery of regulatory assets and refund of regulatory liabilities, and in applying guidance contained in rate orders and other relevant evidence; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management’s assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities, involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

Valuation of Level 3 Risk Management Commodity Contracts

As described in Notes 1, 10 and 11 to the consolidated financial statements, the Company employs risk management commodity contracts including physical and financial forward purchase and sale contracts and, to a lesser extent, over-the-counter swaps and options to accomplish its risk management strategies. Certain over-the-counter and bilaterally executed derivative instruments are executed in less active markets with a lower availability of pricing information. As disclosed by management, the fair value of these risk management commodity contracts is estimated based on the best market information available, including valuation models that estimate future energy prices based on existing market and broker quotes, and other assumptions. Fair value estimates, based upon the best market information available, involve uncertainties and matters of significant judgment including forward market price assumptions. The main driver of contracts being classified as Level 3 is the inability to substantiate energy price curves in the market. Management utilized such unobservable pricing inputs to value its Level 3 risk management commodity contract assets and liabilities, which totaled $245.5 million and $148.2 million, as of December 31, 2021, respectively.

The principal considerations for our determination that performing procedures relating to the valuation of Level 3 risk management commodity contracts is a critical audit matter are the significant judgment by management when developing the fair value of the commodity contracts; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the forward market price assumptions used in management’s valuation models. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the risk management commodity contracts, including controls over the assumptions used to value the Level 3 risk management commodity contracts. These procedures also included, among others, testing management’s process for developing the fair value of the Level 3 risk management commodity contracts, evaluating the appropriateness of the valuation models, evaluating the reasonableness of the forward market price assumptions, and testing the data used by management in the valuation models. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the forward market price assumptions.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 24, 2022

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

Management assessed the effectiveness of AEP’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEP’s internal control over financial reporting was effective as of December 31, 2021.

PricewaterhouseCoopers LLP, AEP’s independent registered public accounting firm has issued an audit report on the effectiveness of AEP’s internal control over financial reporting as of December 31, 2021.  The Report of Independent Registered Public Accounting Firm appears on the previous page.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020 and 2019
 (in millions, except per-share and share amounts)

	Years Ended December 31,
	2021	2020	2019
REVENUES
Vertically Integrated Utilities	$9,852.2	$8,753.2	$9,245.7
Transmission and Distribution Utilities	4,464.1	4,238.7	4,319.0
Generation & Marketing	2,108.3	1,621.0	1,721.8
Other Revenues	367.4	305.6	274.9
TOTAL REVENUES	16,792.0	14,918.5	15,561.4
EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	5,466.3	4,369.7	5,106.1
Other Operation	2,547.7	2,572.4	2,743.7
Maintenance	1,121.8	1,010.4	1,213.9
Asset Impairments and Other Related Charges	11.6	—	156.4
Depreciation and Amortization	2,825.7	2,682.8	2,514.5
Taxes Other Than Income Taxes	1,407.6	1,295.5	1,234.5
TOTAL EXPENSES	13,380.7	11,930.8	12,969.1

OPERATING INCOME	3,411.3	2,987.7	2,592.3

Other Income (Expense):
Other Income	41.4	57.0	26.6
Allowance for Equity Funds Used During Construction	139.7	148.1	168.4
Non-Service Cost Components of Net Periodic Benefit Cost	118.6	119.0	120.0
Interest Expense	(1,199.1)	(1,165.7)	(1,072.5)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	2,511.9	2,146.1	1,834.8

Income Tax Expense (Benefit)	115.5	40.5	(12.9)
Equity Earnings of Unconsolidated Subsidiaries	91.7	91.1	72.1

NET INCOME	2,488.1	2,196.7	1,919.8

Net Income (Loss) Attributable to Noncontrolling Interests	—	(3.4)	(1.3)

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$2,488.1	$2,200.1	$1,921.1

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	500,522,177	495,718,223	493,694,345

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.97	$4.44	$3.89

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	501,784,032	497,226,867	495,306,238

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.96	$4.42	$3.88

See Notes to Financial Statements of Registrants beginning on page 226.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net Income	$2,488.1	$2,196.7	$1,919.8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $66.6, $1.8 and $(21.1) in 2021, 2020 and 2019, Respectively	250.5	6.9	(79.4)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(2.2), $(1.9) and $(1.5) in 2021, 2020 and 2019, Respectively	(8.1)	(7.0)	(5.6)
Pension and OPEB Funded Status, Net of Tax of $7.3, $16.7 and $15.3 in 2021, 2020 and 2019, Respectively	27.5	62.7	57.7

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	269.9	62.6	(27.3)

TOTAL COMPREHENSIVE INCOME	2,758.0	2,259.3	1,892.5

Total Comprehensive Loss Attributable To Noncontrolling Interests	—	(3.4)	(1.3)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$2,758.0	$2,262.7	$1,893.8

See Notes to Financial Statements of Registrants beginning on page 226.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	AEP Common Shareholders
	Common Stock						Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital		Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2018	513.5	$3,337.4	$6,486.1		$9,325.3		$(120.4)	$31.0	$19,059.4

Issuance of Common Stock	0.9	6.0	59.3						65.3
Common Stock Dividends					(1,345.5)	(a)		(4.5)	(1,350.0)
Other Changes in Equity			(9.8)	(b)				2.2	(7.6)
Acquisition of Sempra Renewables LLC								134.8	134.8
Acquisition of Santa Rita East								118.8	118.8
Net Income (Loss)					1,921.1			(1.3)	1,919.8
Other Comprehensive Loss							(27.3)		(27.3)
TOTAL EQUITY – DECEMBER 31, 2019	514.4	3,343.4	6,535.6		9,900.9		(147.7)	281.0	19,913.2

Issuance of Common Stock	2.4	15.9	139.1						155.0
Common Stock Dividends					(1,415.0)	(a)		(9.9)	(1,424.9)
Other Changes in Equity			(85.8)	(c)				(0.4)	(86.2)
ASU 2016-13 Adoption					1.8				1.8
Acquisition of Incremental Interest in Santa Rita East								(43.7)	(43.7)
Net Income (Loss)					2,200.1			(3.4)	2,196.7
Other Comprehensive Income							62.6		62.6
TOTAL EQUITY – DECEMBER 31, 2020	516.8	3,359.3	6,588.9		10,687.8		(85.1)	223.6	20,774.5

Issuance of Common Stock	7.6	49.4	551.1						600.5
Common Stock Dividends					(1,507.7)	(a)		(11.8)	(1,519.5)
Other Changes in Equity			32.6		(1.1)			16.3	47.8
Acquisition of Dry Lake Solar Project								18.9	18.9
Net Income					2,488.1			—	2,488.1
Other Comprehensive Income							269.9		269.9
TOTAL EQUITY – DECEMBER 31, 2021	524.4	$3,408.7	$7,172.6		$11,667.1		$184.8	$247.0	$22,680.2

(a)    Cash dividends declared per AEP common share were $3.00, $2.84 and $2.71 for the years ended December 31, 2021, 2020 and 2019, respectively.
(b)    Includes $(62) million related to a forward equity purchase contract associated with the issuance of Equity Units. See “Equity Units” section of Note 14 for additional information.
(c)    Includes $(121) million related to a forward equity purchase contract associated with the issuance of Equity Units. See “Equity Units” section of Note 14 for additional information.

See Notes to Financial Statements of Registrants beginning on page 226.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$403.4	$392.7
Restricted Cash (December 31, 2021 and 2020 Amounts Include $48 and $45.6, Respectively, Related to Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Santa Rita East)	48.0	45.6
Other Temporary Investments (December 31, 2021 and 2020 Amounts Include $214.8 and $194.6, Respectively, Related to EIS and Transource Energy)	220.4	200.8
Accounts Receivable:
Customers	720.9	613.6
Accrued Unbilled Revenues	204.4	248.7
Pledged Accounts Receivable – AEP Credit	1,038.0	1,018.4
Miscellaneous	33.9	33.1
Allowance for Uncollectible Accounts	(55.6)	(71.1)
Total Accounts Receivable	1,941.6	1,842.7
Fuel	307.9	629.4
Materials and Supplies	681.3	680.6
Risk Management Assets	194.4	94.7
Accrued Tax Benefits	121.5	185.3
Regulatory Asset for Under-Recovered Fuel Costs	647.8	90.7
Margin Deposits	193.4	62.0
Assets Held for Sale	2,919.7	—
Prepayments and Other Current Assets	129.8	127.0
TOTAL CURRENT ASSETS	7,809.2	4,351.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	23,088.1	23,133.9
Transmission	29,911.1	27,886.7
Distribution	24,440.0	23,972.1
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	5,682.9	5,294.6
Construction Work in Progress	3,684.3	4,025.7
Total Property, Plant and Equipment	86,806.4	84,313.0
Accumulated Depreciation and Amortization	20,805.1	20,411.4
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	66,001.3	63,901.6

OTHER NONCURRENT ASSETS
Regulatory Assets	4,142.3	3,527.0
Securitized Assets	552.8	657.0
Spent Nuclear Fuel and Decommissioning Trusts	3,867.0	3,306.7
Goodwill	52.5	52.5
Long-term Risk Management Assets	267.0	242.2
Operating Lease Assets	578.3	866.4
Deferred Charges and Other Noncurrent Assets	4,398.3	3,852.3
TOTAL OTHER NONCURRENT ASSETS	13,858.2	12,504.1

TOTAL ASSETS	$87,668.7	$80,757.2

See Notes to Financial Statements of Registrants beginning on page 226.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2021 and 2020
(dollars in millions)

			December 31,
			2021	2020
CURRENT LIABILITIES
Accounts Payable			$2,054.6	$1,709.7
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			750.0	592.0
Other Short-term Debt			1,864.0	1,887.3
Total Short-term Debt			2,614.0	2,479.3
Long-term Debt Due Within One Year (December 31, 2021 and 2020 Amounts Include $190.5 and $198.3, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			2,153.8	2,086.1
Risk Management Liabilities			75.4	78.8
Customer Deposits			321.6	335.6
Accrued Taxes			1,586.4	1,476.4
Accrued Interest			273.2	267.6
Obligations Under Operating Leases			97.6	241.3
Liabilities Held for Sale			1,880.9	—
Other Current Liabilities			1,369.2	1,251.9
TOTAL CURRENT LIABILITIES			12,426.7	9,926.7

NONCURRENT LIABILITIES
Long-term Debt (December 31, 2021 and 2020 Amounts Include $840.5 and $950.1, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			31,300.7	28,986.4
Long-term Risk Management Liabilities			230.3	232.8
Deferred Income Taxes			8,202.5	8,240.9
Regulatory Liabilities and Deferred Investment Tax Credits			8,686.3	8,378.7
Asset Retirement Obligations			2,676.2	2,469.2
Employee Benefits and Pension Obligations			328.4	336.4
Obligations Under Operating Leases			492.8	638.4
Deferred Credits and Other Noncurrent Liabilities			601.3	728.0
TOTAL NONCURRENT LIABILITIES			52,518.5	50,010.8

TOTAL LIABILITIES			64,945.2	59,937.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			43.3	45.2
TOTAL MEZZANINE EQUITY			43.3	45.2

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2021	2020
Shares Authorized	600,000,000	600,000,000
Shares Issued	524,416,175	516,808,354
(20,204,160 Shares were Held in Treasury as of December 31, 2021 and 2020, Respectively)			3,408.7	3,359.3
Paid-in Capital			7,172.6	6,588.9
Retained Earnings			11,667.1	10,687.8
Accumulated Other Comprehensive Income (Loss)			184.8	(85.1)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			22,433.2	20,550.9

Noncontrolling Interests			247.0	223.6

TOTAL EQUITY			22,680.2	20,774.5

TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY			$87,668.7	$80,757.2

See Notes to Financial Statements of Registrants beginning on page 226.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$2,488.1	$2,196.7	$1,919.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	2,825.7	2,682.8	2,514.5
Rockport Plant, Unit 2 Lease Amortization	135.4	136.5	136.5
Deferred Income Taxes	107.6	196.1	(17.8)
Asset Impairments and Other Related Charges	11.6	—	156.4
Allowance for Equity Funds Used During Construction	(139.7)	(148.1)	(168.4)
Mark-to-Market of Risk Management Contracts	112.3	66.5	(29.2)
Amortization of Nuclear Fuel	85.3	87.5	89.1
Pension and Postemployment Benefit Reserves	6.1	(8.5)	(24.6)
Pension Contributions to Qualified Plan Trust	—	(110.3)	—
Property Taxes	(68.0)	(43.3)	(73.8)
Deferred Fuel Over/Under-Recovery, Net	(1,647.9)	(31.8)	85.2
Change in Regulatory Assets	(238.9)	(337.9)	49.5
Change in Other Noncurrent Assets	(132.7)	(142.5)	(112.8)
Change in Other Noncurrent Liabilities	206.4	(54.5)	(116.1)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(119.7)	(129.3)	247.8
Fuel, Materials and Supplies	300.2	(142.9)	(248.2)
Accounts Payable	200.6	(35.3)	5.8
Accrued Taxes, Net	218.7	20.1	138.9
Rockport Plant, Unit 2 Operating Lease Payments	(147.7)	(147.7)	(147.7)
Other Current Assets	(151.3)	34.3	70.7
Other Current Liabilities	(212.2)	(255.5)	(205.5)
Net Cash Flows from Operating Activities	3,839.9	3,832.9	4,270.1

INVESTING ACTIVITIES
Construction Expenditures	(5,659.6)	(6,246.3)	(6,051.4)
Purchases of Investment Securities	(1,955.1)	(1,678.8)	(1,576.0)
Sales of Investment Securities	1,901.4	1,644.3	1,494.2
Acquisitions of Nuclear Fuel	(104.5)	(69.7)	(92.3)
Acquisition of Sempra Renewables LLC and Santa Rita East, Net of Cash and Restricted Cash Acquired	—	—	(918.4)
Acquisition of the Dry Lake Solar Project	(114.4)	—	—
Acquisition of the North Central Wind Energy Facilities	(652.8)	—	—
Other Investing Activities	151.1	116.6	(0.6)
Net Cash Flows Used for Investing Activities	(6,433.9)	(6,233.9)	(7,144.5)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	600.5	155.0	65.3
Issuance of Long-term Debt	6,486.3	5,626.1	4,536.6
Issuance of Short-term Debt with Original Maturities greater than 90 Days	1,393.3	1,396.5	—
Change in Short-term Debt with Original Maturities less than 90 Day, Net	(487.3)	(448.4)	928.3
Retirement of Long-term Debt	(2,989.3)	(1,339.8)	(1,220.8)
Redemption of Short-term Debt with Original Maturities greater than 90 Days	(771.3)	(1,307.1)	—
Principal Payments for Finance Lease Obligations	(64.0)	(61.7)	(70.7)
Dividends Paid on Common Stock	(1,519.5)	(1,424.9)	(1,350.0)
Redemption of Noncontrolling Interests	—	(100.2)	—
Other Financing Activities	(41.6)	(88.8)	(25.8)
Net Cash Flows from Financing Activities	2,607.1	2,406.7	2,862.9

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	13.1	5.7	(11.5)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	438.3	432.6	444.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$451.4	$438.3	$432.6

See Notes to Financial Statements of Registrants beginning on page 226.

AEP TEXAS INC.
AND SUBSIDIARIES

AEP TEXAS INC. AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2021	2020	2019
	(in millions of KWhs)
Retail:
Residential	12,284	12,163	11,996
Commercial	10,477	10,065	10,419
Industrial	9,598	9,085	8,882
Miscellaneous	625	636	665
Total Retail	32,984	31,949	31,962

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2021	2020	2019
	(in degree days)
Actual – Heating (a)	341	189	301
Normal – Heating (b)	310	313	322

Actual – Cooling (c)	2,653	2,846	2,989
Normal – Cooling (b)	2,712	2,711	2,699
(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 70 degree temperature base.

2021 Compared to 2020

AEP Texas Inc. and Subsidiaries
Reconciliation of Year Ended December 31, 2020 to Year Ended December 31, 2021
Net Income
(in millions)

Year Ended December 31, 2020	$241.0

Changes in Gross Margin:
Retail Margins	82.4
Margins from Off-system Sales	(73.8)
Transmission Revenues	98.0
Other Revenues	(118.0)
Total Change in Gross Margin	(11.4)

Changes in Expenses and Other:
Other Operation and Maintenance	(6.3)
Depreciation and Amortization	142.8
Taxes Other Than Income Taxes	(18.7)
Interest Income	(0.6)
Allowance for Equity Funds Used During Construction	2.1
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	(4.7)
Total Change in Expenses and Other	114.5

Income Tax Expense	(54.3)

Year Ended December 31, 2021	$289.8

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals were as follows:

•Retail Margins increased $82 million primarily due to the following:
•A $44 million increase from interim rate increases driven by increased distribution investment.
•A $21 million increase due to prior year refunds of Excess ADIT and excess federal income taxes collected as a result of Tax Reform. This increase was partially offset in Income Tax Expense below.
•A $13 million increase from interim rate increases driven by increased transmission investment.
•A $7 million increase in weather-related usage primarily due to an 80% increase in heating degree days.
•Margins from Off-system Sales decreased $74 million primarily due to the retirement of the Oklaunion Power Station in September 2020. This decrease was partially offset in Depreciation and Amortization expenses below.
•Transmission Revenues increased $98 million primarily due to the following:
•An $80 million increase from interim rate increases driven by increased transmission investment.
•A $14 million increase due to a prior year one-time credit to transmission customers as a result of Tax Reform and the most recent base rate case. This increase was offset in Income Tax Expense below.
•Other Revenues decreased $118 million primarily due to securitization revenues driven by the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset below in Depreciation and Amortization expenses and in Interest Expense.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $6 million primarily due to the following:
•A $17 million increase due to the prior year revision of the Oklaunion Power Station ARO. This increase was offset in Margins from Off-System Sales above.
This increase was partially offset by:
•A $12 million decrease primarily due to the retirement of Oklaunion Power Station in September 2020.
•Depreciation and Amortization expenses decreased $143 million primarily due to the following:
•A $107 million decrease in securitization amortizations primarily related to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020. This decrease was offset in Other Revenues above.
•A $55 million decrease in depreciation expense due to the retirement of the Oklaunion Power Station in September 2020. This decrease was partially offset above in Margins from Off-system Sales and Other Operation and Maintenance expenses.
These decreases were partially offset by:
•A $15 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.
•Taxes Other Than Income Taxes increased $19 million primarily due to higher property taxes as a result of increased distribution and transmission investment.
•Interest Expense increased $5 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $54 million primarily due to a decrease in amortization of Excess ADIT and an increase in pretax book income. The decrease in amortization of Excess ADIT was partially offset above in Retail Margins.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
AEP Texas Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEP Texas Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2021, there were $275.2 million of deferred costs included in regulatory assets, $41.2 million of which were pending final regulatory approval, and $1.2 billion of regulatory liabilities awaiting potential refund or future rate reduction, $13.0 million of which are pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are the significant judgment by management in the ongoing evaluation of the recovery of regulatory assets and refund of regulatory liabilities, and in applying guidance contained in rate orders and other relevant evidence; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management’s assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 24, 2022

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

Management assessed the effectiveness of AEP Texas’ internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEP Texas’ internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, AEP Texas’ registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit AEP Texas to provide only management’s report in this annual report.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
REVENUES
Electric Transmission and Distribution	$1,586.4	$1,524.9	$1,545.9
Sales to AEP Affiliates	3.9	90.8	160.5
Other Revenues	3.5	3.2	2.9
TOTAL REVENUES	1,593.8	1,618.9	1,709.3

EXPENSES
Fuel and Other Consumables Used for Electric Generation	—	13.7	31.1
Other Operation	489.5	488.9	492.0
Maintenance	86.2	80.5	158.8
Asset Impairments and Other Related Charges	—	—	32.5
Depreciation and Amortization	387.0	529.8	622.3
Taxes Other Than Income Taxes	155.1	136.4	140.6
TOTAL EXPENSES	1,117.8	1,249.3	1,477.3

OPERATING INCOME	476.0	369.6	232.0

Other Income (Expense):
Interest Income	0.8	1.4	3.4
Allowance for Equity Funds Used During Construction	21.5	19.4	15.2
Non-Service Cost Components of Net Periodic Benefit Cost	11.1	11.2	11.3
Interest Expense	(176.5)	(171.8)	(137.2)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	332.9	229.8	124.7

Income Tax Expense (Benefit)	43.1	(11.2)	(53.6)

NET INCOME	$289.8	$241.0	$178.3

The common stock of AEP Texas is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 226.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net Income	$289.8	$241.0	$178.3

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.3, $0.3 and $0.3 in 2021, 2020 and 2019, Respectively	1.0	1.1	1.0
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0, $0 and $0 in 2021, 2020 and 2019, Respectively	0.2	0.2	0.2
Pension and OPEB Funded Status, Net of Tax of $0.3, $0.7 and $0.3 in 2021, 2020 and 2019, Respectively	1.2	2.6	1.1

TOTAL OTHER COMPREHENSIVE INCOME	2.4	3.9	2.3

TOTAL COMPREHENSIVE INCOME	$292.2	$244.9	$180.6

See Notes to Financial Statements of Registrants beginning on page 226.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2018	$1,257.9	$1,337.7	$(15.1)	$2,580.5

Capital Contribution from Parent	200.0			200.0
Net Income		178.3		178.3
Other Comprehensive Income			2.3	2.3
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	1,457.9	1,516.0	(12.8)	2,961.1

Net Income		241.0		241.0
Other Comprehensive Income			3.9	3.9
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	1,457.9	1,757.0	(8.9)	3,206.0

Capital Contribution from Parent	96.0			96.0
Net Income		289.8		289.8
Other Comprehensive Income			2.4	2.4
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$1,553.9	$2,046.8	$(6.5)	$3,594.2

See Notes to Financial Statements of Registrants beginning on page 226.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (December 31, 2021 and 2020 Amounts Include $30.4 and $28.7, Respectively, Related to Transition Funding and Restoration Funding)	30.4	28.7
Advances to Affiliates	6.9	7.1
Accounts Receivable:
Customers	123.4	112.8
Affiliated Companies	7.9	5.1
Accrued Unbilled Revenues	77.9	65.8
Allowance for Uncollectible Accounts	(4.0)	(0.1)
Total Accounts Receivable	205.2	183.6
Materials and Supplies	73.9	70.0
Accrued Tax Benefits	24.8	16.8
Prepayments and Other Current Assets	5.9	4.6
TOTAL CURRENT ASSETS	347.2	310.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	5,849.9	5,279.6
Distribution	4,917.2	4,580.8
Other Property, Plant and Equipment	961.1	868.4
Construction Work in Progress	551.3	614.1
Total Property, Plant and Equipment	12,279.5	11,342.9
Accumulated Depreciation and Amortization	1,644.1	1,529.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	10,635.4	9,813.6

OTHER NONCURRENT ASSETS
Regulatory Assets	275.2	266.8
Securitized Assets (December 31, 2021 and 2020 Amounts Include $367.6 and $446.8, Respectively, Related to Transition Funding and Restoration Funding)	367.6	446.8
Deferred Charges and Other Noncurrent Assets	211.3	192.1
TOTAL OTHER NONCURRENT ASSETS	854.1	905.7

TOTAL ASSETS	$11,836.7	$11,030.2

See Notes to Financial Statements of Registrants beginning on page 226.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT LIABILITIES
Advances from Affiliates	$26.9	$67.1
Accounts Payable:
General	306.3	231.7
Affiliated Companies	32.5	44.0
Long-term Debt Due Within One Year – Nonaffiliated (December 31, 2021 and 2020 Amounts Include $91 and $88.7, Respectively, Related to Transition Funding and Restoration Funding)	716.0	88.7
Accrued Taxes	93.3	78.3
Accrued Interest (December 31, 2021 and 2020 Amounts Include $2.3 and $2.5, Respectively, Related to Transition Funding and Restoration Funding)	44.7	43.9
Obligations Under Operating Leases	14.0	14.5
Other Current Liabilities	78.0	108.6
TOTAL CURRENT LIABILITIES	1,311.7	676.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (December 31, 2021 and 2020 Amounts Include $313.7 and $403.9, Respectively, Related to Transition Funding and Restoration Funding)	4,464.8	4,731.7
Deferred Income Taxes	1,088.9	1,016.7
Regulatory Liabilities and Deferred Investment Tax Credits	1,242.0	1,270.8
Obligations Under Operating Leases	61.3	71.0
Deferred Credits and Other Noncurrent Liabilities	73.8	57.2
TOTAL NONCURRENT LIABILITIES	6,930.8	7,147.4

TOTAL LIABILITIES	8,242.5	7,824.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	1,553.9	1,457.9
Retained Earnings	2,046.8	1,757.0
Accumulated Other Comprehensive Income (Loss)	(6.5)	(8.9)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,594.2	3,206.0

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$11,836.7	$11,030.2

See Notes to Financial Statements of Registrants beginning on page 226.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$289.8	$241.0	$178.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	387.0	529.8	622.3
Deferred Income Taxes	43.0	(15.2)	(23.5)
Asset Impairments and Other Related Charges	—	—	32.5
Allowance for Equity Funds Used During Construction	(21.5)	(19.4)	(15.2)
Mark-to-Market of Risk Management Contracts	—	—	(0.2)
Pension Contributions to Qualified Plan Trust	—	(11.3)	—
Change in Other Noncurrent Assets	(78.2)	(74.0)	9.3
Change in Other Noncurrent Liabilities	26.4	(24.7)	11.3
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(21.6)	9.8	3.5
Fuel, Materials and Supplies	(3.9)	(7.4)	(1.0)
Accounts Payable	8.9	30.2	7.5
Accrued Taxes, Net	7.0	42.7	(11.8)
Other Current Assets	(0.9)	0.8	(0.4)
Other Current Liabilities	(39.4)	(88.1)	10.8
Net Cash Flows from Operating Activities	596.6	614.2	823.4

INVESTING ACTIVITIES
Construction Expenditures	(1,033.3)	(1,295.0)	(1,275.1)
Change in Advances to Affiliates, Net	0.2	200.1	(199.2)
Other Investing Activities	32.3	29.5	2.1
Net Cash Flows Used for Investing Activities	(1,000.8)	(1,065.4)	(1,472.2)

FINANCING ACTIVITIES
Capital Contribution from Parent	96.0	—	200.0
Issuance of Long-term Debt – Nonaffiliated	444.2	652.7	1,070.4
Change in Advances from Affiliates, Net	(40.2)	67.1	(216.0)
Retirement of Long-term Debt – Nonaffiliated	(88.7)	(392.1)	(401.8)
Principal Payments for Finance Lease Obligations	(6.7)	(6.3)	(5.1)
Other Financing Activities	1.3	0.8	(0.7)
Net Cash Flows from Financing Activities	405.9	322.2	646.8

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1.7	(129.0)	(2.0)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	28.8	157.8	159.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$30.5	$28.8	$157.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$168.9	$153.2	$148.6
Net Cash Paid (Received) for Income Taxes	5.7	(42.9)	(11.0)
Noncash Acquisitions Under Finance Leases	4.4	5.6	11.4
Construction Expenditures Included in Current Liabilities as of December 31,	230.0	177.8	225.5

See Notes to Financial Statements of Registrants beginning on page 226.

AEP TRANSMISSION COMPANY, LLC
AND SUBSIDIARIES

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of December 31,
	2021	2020	2019
	(in millions)
Plant In Service	$11,313.7	$9,923.0	$8,407.5
CWIP	1,394.8	1,422.6	1,485.7
Accumulated Depreciation	772.8	572.8	402.3
Total Transmission Property, Net	$11,935.7	$10,772.8	$9,490.9

2021 Compared to 2020

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of Year Ended December 31, 2020 to Year Ended December 31, 2021
Net Income
(in millions)

Year Ended December 31, 2020	$423.4

Changes in Transmission Revenues:
Transmission Revenues	323.6
Total Change in Transmission Revenues	323.6

Changes in Expenses and Other:
Other Operation and Maintenance	(13.9)
Depreciation and Amortization	(48.3)
Taxes Other Than Income Taxes	(33.6)
Interest Income - Affiliated	(1.9)
Allowance for Equity Funds Used During Construction	(6.8)
Interest Expense	(13.4)
Total Change in Expenses and Other	(117.9)

Income Tax Expense	(37.4)

Year Ended December 31, 2021	$591.7

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $324 million primarily due to the following:
•A $260 million increase due to continued investment in transmission assets.
•A $45 million increase as a result of the affiliated annual transmission formula rate true-up which is offset in Other Operation and Maintenance expense across the other Registrant subsidiaries.
•A $14 million increase as a result of the nonaffiliated annual transmission formula rate true-up.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $14 million primarily due to:
•A $6 million increase in vegetation management expenses.
•A $3 million increase in affiliated rent expense.
•A $2 million increase in an accrual for NERC compliance costs.

•Depreciation and Amortization expenses increased $48 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $34 million primarily due to higher property taxes as a result of increased transmission investment.
•Allowance for Equity Funds Used During Construction decreased $7 million primarily due to lower CWIP.
•Interest Expense increased $13 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $37 million primarily due to an increase in pretax book income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
AEP Transmission Company, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEP Transmission Company, LLC and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of changes in member's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2021, there were $8.5 million of deferred costs included in regulatory assets and $664.1 million of regulatory liabilities awaiting potential refund or future rate reduction, $8.7 million of which are pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are the significant judgment by management in the ongoing evaluation of the recovery of regulatory assets and refund of regulatory liabilities, and in applying guidance contained in rate orders and other relevant evidence; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management’s assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 24, 2022

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

Management assessed the effectiveness of AEPTCo’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEPTCo’s internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, AEPTCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit AEPTCo to provide only management’s report in this annual report.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
REVENUES
Transmission Revenues	$315.1	$248.8	$214.6
Sales to AEP Affiliates	1,153.9	896.3	806.7
Other Revenues	0.3	0.6	0.1
TOTAL REVENUES	1,469.3	1,145.7	1,021.4

EXPENSES
Other Operation	105.5	99.8	93.9
Maintenance	18.4	10.2	15.4
Depreciation and Amortization	297.3	249.0	176.0
Taxes Other Than Income Taxes	238.8	205.2	168.9
TOTAL EXPENSES	660.0	564.2	454.2

OPERATING INCOME	809.3	581.5	567.2

Other Income (Expense):
Interest Income - Affiliated	0.5	2.4	3.0
Allowance for Equity Funds Used During Construction	67.2	74.0	84.3
Interest Expense	(141.2)	(127.8)	(97.4)

INCOME BEFORE INCOME TAX EXPENSE	735.8	530.1	557.1

Income Tax Expense	144.1	106.7	117.4

NET INCOME	$591.7	$423.4	$439.7

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Notes to Financial Statements of Registrants beginning on page 226.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Paid-in Capital	Retained Earnings	Total Member’s Equity
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2018	$2,480.6	$1,089.2	$3,569.8

Net Income		439.7	439.7
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2019	2,480.6	1,528.9	4,009.5

Capital Contribution from Member	335.0		335.0
Capital Distribution of Radial Assets to Member	(50.0)		(50.0)
Dividends Paid to Member		(5.0)	(5.0)
Net Income		423.4	423.4
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2020	2,765.6	1,947.3	4,712.9

Capital Contribution from Member	184.0		184.0
Dividends Paid to Member		(112.5)	(112.5)
Net Income		591.7	591.7
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2021	$2,949.6	$2,426.5	$5,376.1

See Notes to Financial Statements of Registrants beginning on page 226.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT ASSETS
Advances to Affiliates	$27.2	$109.1
Accounts Receivable:
Customers	22.5	22.9
Affiliated Companies	96.1	81.2
Total Accounts Receivable	118.6	104.1
Materials and Supplies	9.3	8.5
Accrued Tax Benefits	5.6	9.9
Assets Held for Sale	167.9	—
Prepayments and Other Current Assets	2.7	4.2
TOTAL CURRENT ASSETS	331.3	235.8

TRANSMISSION PROPERTY
Transmission Property	10,886.3	9,593.5
Other Property, Plant and Equipment	427.4	329.5
Construction Work in Progress	1,394.8	1,422.6
Total Transmission Property	12,708.5	11,345.6
Accumulated Depreciation and Amortization	772.8	572.8
TOTAL TRANSMISSION PROPERTY – NET	11,935.7	10,772.8

OTHER NONCURRENT ASSETS
Regulatory Assets	8.5	15.1
Deferred Property Taxes	245.7	220.1
Deferred Charges and Other Noncurrent Assets	3.2	2.2
TOTAL OTHER NONCURRENT ASSETS	257.4	237.4

TOTAL ASSETS	$12,524.4	$11,246.0

See Notes to Financial Statements of Registrants beginning on page 226.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
December 31, 2021 and 2020

	December 31,
	2021	2020
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$124.0	$156.7
Accounts Payable:
General	460.1	380.4
Affiliated Companies	69.9	97.3
Long-term Debt Due Within One Year – Nonaffiliated	104.0	50.0
Accrued Taxes	479.0	418.1
Accrued Interest	28.4	23.9
Obligations Under Operating Leases	0.9	1.2
Liabilities Held for Sale	27.6	—
Other Current Liabilities	3.0	9.9
TOTAL CURRENT LIABILITIES	1,296.9	1,137.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,239.9	3,898.5
Deferred Income Taxes	962.9	906.9
Regulatory Liabilities	644.1	581.8
Obligations Under Operating Leases	1.3	0.4
Deferred Credits and Other Noncurrent Liabilities	3.2	8.0
TOTAL NONCURRENT LIABILITIES	5,851.4	5,395.6

TOTAL LIABILITIES	7,148.3	6,533.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

MEMBER’S EQUITY
Paid-in Capital	2,949.6	2,765.6
Retained Earnings	2,426.5	1,947.3
TOTAL MEMBER’S EQUITY	5,376.1	4,712.9

TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,524.4	$11,246.0

See Notes to Financial Statements of Registrants beginning on page 226.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$591.7	$423.4	$439.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	297.3	249.0	176.0
Deferred Income Taxes	68.5	81.6	91.3
Allowance for Equity Funds Used During Construction	(67.2)	(74.0)	(84.3)
Property Taxes	(25.6)	(26.6)	(35.6)
Change in Other Noncurrent Assets	7.5	(8.2)	9.6
Change in Other Noncurrent Liabilities	3.7	8.3	(8.1)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(16.0)	(19.0)	(5.4)
Materials and Supplies	(0.8)	5.3	5.2
Accounts Payable	(2.2)	77.8	37.6
Accrued Taxes, Net	67.2	62.7	90.8
Accrued Interest	4.8	4.7	3.3
Other Current Assets	1.2	0.7	(0.3)
Other Current Liabilities	(4.4)	(14.5)	(11.2)
Net Cash Flows from Operating Activities	925.7	771.2	708.6

INVESTING ACTIVITIES
Construction Expenditures	(1,424.8)	(1,615.9)	(1,410.1)
Change in Advances to Affiliates, Net	81.9	(23.7)	11.5
Acquisitions of Assets	(17.9)	(6.0)	(9.4)
Other Investing Activities	1.8	5.2	4.8
Net Cash Flows Used for Investing Activities	(1,359.0)	(1,640.4)	(1,403.2)

FINANCING ACTIVITIES
Capital Contributions from Member	184.0	335.0	—
Issuance of Long-term Debt – Nonaffiliated	443.7	519.5	688.0
Change in Advances from Affiliates, Net	(31.9)	19.7	91.6
Retirement of Long-term Debt – Nonaffiliated	(50.0)	—	(85.0)
Dividends Paid to Member	(112.5)	(5.0)	—
Net Cash Flows from Financing Activities	433.3	869.2	694.6

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$132.9	$119.7	$90.6
Net Cash Paid for Income Taxes	65.7	22.9	1.5
Construction Expenditures Included in Current Liabilities as of December 31,	358.7	311.9	472.7
Noncash Distribution of Radial Assets to Member	—	(50.0)	—

See Notes to Financial Statements of Registrants beginning on page 226.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2021	2020	2019
	(in millions of KWhs)
Retail:
Residential	11,207	10,916	11,253
Commercial	5,949	5,887	6,365
Industrial	8,879	8,873	9,546
Miscellaneous	810	794	857
Total Retail	26,845	26,470	28,021

Wholesale	4,285	3,281	3,085

Total KWhs	31,130	29,751	31,106

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2021	2020	2019
	(in degree days)
Actual – Heating (a)	1,969	1,764	2,057
Normal – Heating (b)	2,210	2,216	2,224

Actual – Cooling (c)	1,389	1,379	1,597
Normal – Cooling (b)	1,242	1,236	1,221

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2021 Compared to 2020

Appalachian Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2020 to Year Ended December 31, 2021
Net Income
(in millions)

Year Ended December 31, 2020	$369.7

Changes in Gross Margin:
Retail Margins	179.9
Margins from Off-system Sales	3.9
Transmission Revenues	18.4
Other Revenues	0.5
Total Change in Gross Margin	202.7

Changes in Expenses and Other:
Other Operation and Maintenance	(118.2)
Re-Establishment of Regulatory Asset - Coal Fired Generation	(49.0)
Depreciation and Amortization	(38.7)
Taxes Other Than Income Taxes	(4.0)
Interest Income	(0.6)
Allowance for Equity Funds Used During Construction	1.0
Non-Service Cost Components of Net Periodic Benefit Cost	0.2
Interest Expense	3.6
Total Change in Expenses and Other	(205.7)

Income Tax Expense	(17.8)

Year Ended December 31, 2021	$348.9

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $180 million primarily due to the following:
•A $99 million increase due to rider revenues in Virginia and West Virginia, which includes the WV modified rate base cost surcharge, effective September 2021. This increase was partially offset in other expense items below.
•A $44 million increase due to the cumulative impact of the implementation of APCo’s 2017 and 2019 generation and distribution depreciation studies as ordered in the Virginia triennial base rate case in 2020.
•A $24 million increase in weather-related usage primarily driven by a 12% increase in heating degree days.
•A $19 million increase due to lower customer refunds related to Tax Reform. This increase was partially offset in Income Tax Expense below.
•A $14 million increase in weather-normalized margins primarily in the residential and commercial classes.
These increases were partially offset by:
•An $18 million decrease in deferred fuel primarily due to the timing of recoverable expenses. This decrease was offset in other expense items below.
•Margins from Off-system Sales increased $4 million due to stronger market prices for energy in RTOs which caused an increase in sales volume and margins.
•Transmission Revenues increased $18 million primarily due to continued investment in transmission assets. This increase was partially offset in Depreciation and Amortization expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $118 million primarily due to the following:
•A $64 million increase in recoverable PJM transmission expenses. This increase was partially offset in Retail Margins above.
•A $41 million increase in vegetation management services. This increase was partially offset in Retail Margins above.
•A $24 million increase in transmission formula rate true-up activity. This increase was partially offset in Retail Margins above.
These increases were partially offset by:
•A $9 million decrease in employee-related expenses.
•An $8 million decrease in accretion expense primarily due to the deferral of incremental Glen Lyn ash pond ARO expense.
•Re-Establishment of Regulatory Asset - Coal Fired Generation decreased $49 million due to the 2017-2019 Virginia triennial review which authorized regulatory recovery of previously retired coal-fired generation assets.
•Depreciation and Amortization expenses increased $39 million primarily due to an increase in depreciation rates in Virginia and a higher depreciable base. This increase was partially offset in Retail Margins and Transmission Revenues above.
•Taxes Other Than Income Taxes increased $4 million primarily due to an increase in West Virginia business and occupational taxes.
•Interest Expense decreased $4 million primarily due to lower short-term debt balances.
•Income Tax Expense increased $18 million primarily due to a decrease in amortization of Excess ADIT and parent company loss benefit. The decrease in amortization of Excess ADIT was partially offset in Retail Margin above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Appalachian Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Appalachian Power Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2021, there were $958.9 million of deferred costs included in regulatory assets, $105.1 million of which were pending final regulatory approval, and $1.2 billion of regulatory liabilities awaiting potential refund or future rate reduction, $4.5 million of which are pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are the significant judgment by management in the ongoing evaluation of the recovery of regulatory assets and refund of regulatory liabilities, and in applying guidance contained in rate orders and other relevant evidence; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management’s assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 24, 2022

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

Management assessed the effectiveness of APCo’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded APCo’s internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, APCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit APCo to provide only management’s report in this annual report.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
REVENUES
Electric Generation, Transmission and Distribution	$2,895.5	$2,610.9	$2,708.2
Sales to AEP Affiliates	197.9	174.7	205.3
Other Revenues	11.8	10.6	11.2
TOTAL REVENUES	3,105.2	2,796.2	2,924.7

EXPENSES
Fuel and Other Consumables Used for Electric Generation	440.3	513.3	607.5
Purchased Electricity for Resale	539.6	360.3	391.0
Other Operation	610.0	530.5	567.6
Maintenance	265.5	226.8	255.4
Asset Impairments and Other Related Charges - Coal Fired Generation	—	—	92.9
Re-Establishment of Regulatory Asset - Coal Fired Generation	—	(49.0)	—
Depreciation and Amortization	546.2	507.5	466.8
Taxes Other Than Income Taxes	154.2	150.2	146.2
TOTAL EXPENSES	2,555.8	2,239.6	2,527.4

OPERATING INCOME	549.4	556.6	397.3

Other Income (Expense):
Interest Income	1.0	1.6	2.4
Allowance for Equity Funds Used During Construction	15.6	14.6	16.6
Non-Service Cost Components of Net Periodic Benefit Cost	19.0	18.8	17.0
Interest Expense	(214.0)	(217.6)	(205.0)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	371.0	374.0	228.3

Income Tax Expense (Benefit)	22.1	4.3	(78.0)

NET INCOME	$348.9	$369.7	$306.3

The common stock of APCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 226.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2021, 2020 and 2019
 (in millions)

	Years Ended December 31,
	2021	2020	2019
Net Income	$348.9	$369.7	$306.3

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $2.2, $(0.5) and $(0.2) in 2021, 2020 and 2019, Respectively	8.3	(1.7)	(0.9)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(1.1), $(1.0) and $(0.7) in 2021, 2020 and 2019, Respectively	(4.2)	(3.8)	(2.5)
Pension and OPEB Funded Status, Net of Tax of $3.5, $2.0 and $3.6 in 2021, 2020 and 2019, Respectively	13.1	7.7	13.4

TOTAL OTHER COMPREHENSIVE INCOME	17.2	2.2	10.0

TOTAL COMPREHENSIVE INCOME	$366.1	$371.9	$316.3

See Notes to Financial Statements of Registrants beginning on page 226.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2018	$260.4	$1,828.7	$1,922.0	$(5.0)	$4,006.1

Common Stock Dividends			(150.0)		(150.0)
Net Income			306.3		306.3
Other Comprehensive Income				10.0	10.0
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	260.4	1,828.7	2,078.3	5.0	4,172.4

Common Stock Dividends			(200.0)		(200.0)
Net Income			369.7		369.7
Other Comprehensive Income				2.2	2.2
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	260.4	1,828.7	2,248.0	7.2	4,344.3

Common Stock Dividends			(62.5)		(62.5)
Net Income			348.9		348.9
Other Comprehensive Income				17.2	17.2
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$260.4	$1,828.7	$2,534.4	$24.4	$4,647.9

See Notes to Financial Statements of Registrants beginning on page 226.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$2.5	$5.8
Restricted Cash for Securitized Funding	17.6	16.9
Advances to Affiliates	20.8	21.4
Accounts Receivable:
Customers	158.5	142.8
Affiliated Companies	129.9	64.3
Accrued Unbilled Revenues	54.0	80.1
Miscellaneous	0.2	0.3
Allowance for Uncollectible Accounts	(1.6)	(3.1)
Total Accounts Receivable	341.0	284.4
Fuel	67.1	193.6
Materials and Supplies	109.8	99.6
Risk Management Assets	42.0	22.4
Regulatory Asset for Under-Recovered Fuel Costs	201.3	5.3
Margin Deposits	71.8	1.8
Prepayments and Other Current Assets	51.4	22.9
TOTAL CURRENT ASSETS	925.3	674.1

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,683.9	6,633.7
Transmission	4,322.4	3,900.5
Distribution	4,683.3	4,464.3
Other Property, Plant and Equipment	696.6	627.2
Construction Work in Progress	469.9	484.6
Total Property, Plant and Equipment	16,856.1	16,110.3
Accumulated Depreciation and Amortization	5,051.8	4,716.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	11,804.3	11,394.1

OTHER NONCURRENT ASSETS
Regulatory Assets	757.6	686.3
Securitized Assets	185.1	210.1
Employee Benefits and Pension Assets	220.5	150.1
Operating Lease Assets	66.9	78.8
Deferred Charges and Other Noncurrent Assets	129.2	121.7
TOTAL OTHER NONCURRENT ASSETS	1,359.3	1,247.0

TOTAL ASSETS	$14,088.9	$13,315.2

See Notes to Financial Statements of Registrants beginning on page 226.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2021 and 2020

	December 31,
	2021	2020
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$199.3	$18.6
Accounts Payable:
General	262.2	212.0
Affiliated Companies	118.6	97.1
Long-term Debt Due Within One Year - Nonaffiliated	480.7	518.3
Customer Deposits	73.9	77.8
Accrued Taxes	119.7	109.9
Obligations Under Operating Leases	15.1	14.9
Other Current Liabilities	146.4	169.1
TOTAL CURRENT LIABILITIES	1,415.9	1,217.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,458.2	4,315.8
Deferred Income Taxes	1,804.7	1,749.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,238.8	1,224.7
Asset Retirement Obligations	394.9	304.8
Employee Benefits and Pension Obligations	41.5	44.0
Obligations Under Operating Leases	52.4	64.4
Deferred Credits and Other Noncurrent Liabilities	34.6	49.6
TOTAL NONCURRENT LIABILITIES	8,025.1	7,753.2

TOTAL LIABILITIES	9,441.0	8,970.9

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized –30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,828.7	1,828.7
Retained Earnings	2,534.4	2,248.0
Accumulated Other Comprehensive Income (Loss)	24.4	7.2
TOTAL COMMON SHAREHOLDER’S EQUITY	4,647.9	4,344.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$14,088.9	$13,315.2

See Notes to Financial Statements of Registrants beginning on page 226.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$348.9	$369.7	$306.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	546.2	507.5	466.8
Deferred Income Taxes	15.0	(26.2)	(126.2)
Asset Impairments and Other Related Charges - Coal Fired Generation	—	—	92.9
Allowance for Equity Funds Used During Construction	(15.6)	(14.6)	(16.6)
Mark-to-Market of Risk Management Contracts	(22.3)	18.8	19.9
Pension Contributions to Qualified Plan Trust	—	(7.0)	—
Deferred Fuel Over/Under-Recovery, Net	(196.0)	37.2	57.1
Re-Establishment of Regulatory Asset - Coal Fired Generation	—	(49.0)	—
Change in Other Noncurrent Assets	(68.8)	(40.4)	(38.2)
Change in Other Noncurrent Liabilities	35.6	11.2	(40.3)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(53.3)	(30.2)	35.7
Fuel, Materials and Supplies	116.1	(38.2)	(93.4)
Margin Deposits	(70.0)	2.8	8.1
Accounts Payable	36.8	(48.1)	37.7
Accrued Taxes, Net	(16.2)	31.3	(10.2)
Other Current Assets	(2.4)	15.5	7.3
Other Current Liabilities	(42.3)	(28.3)	(45.5)
Net Cash Flows from Operating Activities	611.7	712.0	661.4

INVESTING ACTIVITIES
Construction Expenditures	(841.6)	(767.4)	(862.6)
Change in Advances to Affiliates, Net	0.6	0.7	0.9
Other Investing Activities	14.5	8.8	24.3
Net Cash Flows Used for Investing Activities	(826.5)	(757.9)	(837.4)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	494.0	606.9	478.2
Change in Advances from Affiliates, Net	180.7	(218.1)	31.1
Retirement of Long-term Debt – Nonaffiliated	(393.0)	(140.3)	(180.5)
Principal Payments for Finance Lease Obligations	(7.7)	(7.4)	(6.7)
Dividends Paid on Common Stock	(62.5)	(200.0)	(150.0)
Other Financing Activities	0.7	0.7	0.9
Net Cash Flows from Financing Activities	212.2	41.8	173.0

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(2.6)	(4.1)	(3.0)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	22.7	26.8	29.8
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$20.1	$22.7	$26.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$207.5	$207.1	$190.7
Net Cash Paid for Income Taxes	32.8	—	63.0
Noncash Acquisitions Under Finance Leases	1.7	7.2	8.8
Construction Expenditures Included in Current Liabilities as of December 31,	139.1	105.6	149.7

See Notes to Financial Statements of Registrants beginning on page 226.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2021	2020	2019
	(in millions of KWhs)
Retail:
Residential	5,463	5,464	5,409
Commercial	4,600	4,475	4,685
Industrial	7,373	7,225	7,589
Miscellaneous	58	67	69
Total Retail	17,494	17,231	17,752

Wholesale	6,618	7,135	8,268

Total KWhs	24,112	24,366	26,020

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2021	2020	2019
	(in degree days)
Actual – Heating (a)	3,396	3,352	3,782
Normal – Heating (b)	3,730	3,742	3,740

Actual – Cooling (c)	1,055	928	940
Normal – Cooling (b)	861	854	849

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2021 Compared to 2020

Indiana Michigan Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2020 to Year Ended December 31, 2021
Net Income
(in millions)

Year Ended December 31, 2020	$284.8

Changes in Gross Margin:
Retail Margins	48.9
Margins from Off-system Sales	0.5
Transmission Revenues	(5.1)
Other Revenues	0.8
Total Change in Gross Margin	45.1

Changes in Expenses and Other:
Other Operation and Maintenance	(12.0)
Depreciation and Amortization	(34.4)
Taxes Other Than Income Taxes	(3.7)
Other Income	1.7
Non-Service Cost Components of Net Periodic Benefit Cost	(0.3)
Interest Expense	(4.5)
Total Change in Expenses and Other	(53.2)

Income Tax Benefit	3.1

Year Ended December 31, 2021	$279.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $49 million primarily due to the following:
•A $48 million increase in rider revenues. This increase was partially offset in other expense items below.
•A $30 million increase in Indiana and Michigan base rate revenues. This increase was partially offset in expense items below.
•A $19 million increase due to the annual wholesale formula rate true-up. This increase was partially offset in expense items below.
•A $16 million increase in weather-related usage primarily due to a 14% increase in cooling degree days.
•A $6 million decrease in fuel related expenses due to timing of recovery related to wholesale contracts.
These increases were partially offset by:
•A $49 million decrease in weather-normalized retail margins primarily in the residential class.
•A $24 million decrease in weather-normalized wholesale margins, including the loss of a significant wholesale contract.
•Transmission Revenues decreased $5 million primarily due to the transmission formula rate true-up activity.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Other Operation and Maintenance expenses increased $12 million primarily due to the following:
•A $27 million increase in transmission expenses primarily due to a $17 million increase in transmission formula rate true-up activity and a $7 million increase in vegetation management expenses.
•A $25 million increase in recoverable PJM transmission expenses. This increase was partially offset in Retail Margins above.
•An $8 million increase in distribution expenses primarily due to an increase in vegetation management expenses.
•A $4 million increase due to a decreased Nuclear Electric Insurance Limited distribution in 2021.
These increases were partially offset by:
•A $28 million decrease in Indiana jurisdictional Demand Side Management expenses. This decrease was offset in Retail Margins above.
•A $23 million decrease in employee-related expenses.
•Depreciation and Amortization expenses increased $34 million primarily due to a higher depreciable base and an increase in depreciation rates. This increase was partially offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $4 million primarily due to property taxes driven by an increase in utility plant and higher tax rates.
•Interest Expense increased $5 million primarily due to higher long-term debt balances.
•Income Tax Benefit increased $3 million primarily due to a decrease in pretax book income and state tax expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Indiana Michigan Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indiana Michigan Power Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2021, there were $417.3 million of deferred costs included in regulatory assets, $3.7 million of which were pending final regulatory approval, and $2.4 billion of regulatory liabilities awaiting potential refund or future rate reduction. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are the significant judgment by management in the ongoing evaluation of the recovery of regulatory assets and refund of regulatory liabilities, and in applying guidance contained in rate orders and other relevant evidence; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management’s assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 24, 2022

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

Management assessed the effectiveness of I&M’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded I&M’s internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, I&M’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit I&M to provide only management’s report in this annual report.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
REVENUES
Electric Generation, Transmission and Distribution	$2,261.2	$2,165.3	$2,222.1
Sales to AEP Affiliates	3.8	10.5	10.5
Other Revenues – Affiliated	54.0	60.8	63.4
Other Revenues – Nonaffiliated	7.7	5.2	10.7
TOTAL REVENUES	2,326.7	2,241.8	2,306.7

EXPENSES
Fuel and Other Consumables Used for Electric Generation	162.1	162.0	190.6
Purchased Electricity for Resale	176.8	182.2	232.3
Purchased Electricity from AEP Affiliates	217.9	172.8	214.9
Other Operation	645.2	650.0	641.2
Maintenance	210.0	193.2	231.2
Depreciation and Amortization	446.0	411.6	350.6
Taxes Other Than Income Taxes	110.8	107.1	105.1
TOTAL EXPENSES	1,968.8	1,878.9	1,965.9

OPERATING INCOME	357.9	362.9	340.8

Other Income (Expense):
Other Income	11.7	10.0	18.2
Non-Service Cost Components of Net Periodic Benefit Cost	16.4	16.7	17.7
Interest Expense	(116.8)	(112.3)	(117.9)

INCOME BEFORE INCOME TAX BENEFIT	269.2	277.3	258.8

Income Tax Benefit	(10.6)	(7.5)	(10.6)

NET INCOME	$279.8	$284.8	$269.4

The common stock of I&M is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 226.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2021, 2020 and 2019
 (in millions)

	Years Ended December 31,
	2021	2020	2019
Net Income	$279.8	$284.8	$269.4

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.4, $0.4 and $0.4 in 2021, 2020 and 2019, Respectively	1.6	1.6	1.6
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0, $0 and $0 in 2021, 2020 and 2019, Respectively	(0.1)	(0.1)	(0.2)
Pension and OPEB Funded Status, Net of Tax of $1.1, $0.8 and $0.2 in 2021, 2020 and 2019, Respectively	4.2	3.1	0.8

TOTAL OTHER COMPREHENSIVE INCOME	5.7	4.6	2.2

TOTAL COMPREHENSIVE INCOME	$285.5	$289.4	$271.6

See Notes to Financial Statements of Registrants beginning on page 226.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2018	$56.6	$980.9	$1,329.1	$(13.8)	$2,352.8

Common Stock Dividends			(80.0)		(80.0)
Net Income			269.4		269.4
Other Comprehensive Income				2.2	2.2
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	56.6	980.9	1,518.5	(11.6)	2,544.4

Common Stock Dividends			(85.0)		(85.0)
ASU 2016-13 Adoption			0.4		0.4
Net Income			284.8		284.8
Other Comprehensive Income				4.6	4.6
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	56.6	980.9	1,718.7	(7.0)	2,749.2

Common Stock Dividends			(250.0)		(250.0)
Net Income			279.8		279.8
Other Comprehensive Income				5.7	5.7
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$56.6	$980.9	$1,748.5	$(1.3)	$2,784.7

See Notes to Financial Statements of Registrants beginning on page 226.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$1.3	$3.3
Advances to Affiliates	21.5	13.3
Accounts Receivable:
Customers	40.6	44.0
Affiliated Companies	78.2	51.3
Miscellaneous	2.5	2.0
Allowance for Uncollectible Accounts	(0.1)	(0.3)
Total Accounts Receivable	121.2	97.0
Fuel	56.8	86.0
Materials and Supplies	175.2	175.8
Risk Management Assets	3.3	3.6
Accrued Tax Benefits	12.7	10.3
Regulatory Asset for Under-Recovered Fuel Costs	6.4	5.4
Prepayments and Other Current Assets	41.0	24.1
TOTAL CURRENT ASSETS	439.4	418.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,531.8	5,264.7
Transmission	1,783.1	1,696.4
Distribution	2,800.1	2,594.6
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	792.9	686.7
Construction Work in Progress	302.8	362.4
Total Property, Plant and Equipment	11,210.7	10,604.8
Accumulated Depreciation, Depletion and Amortization	3,899.8	3,552.5
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,310.9	7,052.3

OTHER NONCURRENT ASSETS
Regulatory Assets	410.9	404.8
Spent Nuclear Fuel and Decommissioning Trusts	3,867.0	3,306.7
Operating Lease Assets	63.5	218.1
Deferred Charges and Other Noncurrent Assets	316.5	237.6
TOTAL OTHER NONCURRENT ASSETS	4,657.9	4,167.2

TOTAL ASSETS	$12,408.2	$11,638.3

See Notes to Financial Statements of Registrants beginning on page 226.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2021 and 2020
(dollars in millions)

	December 31,
	2021	2020
CURRENT LIABILITIES
Advances from Affiliates	$93.3	$103.0
Accounts Payable:
General	174.4	153.2
Affiliated Companies	94.9	80.5
Long-term Debt Due Within One Year – Nonaffiliated (December 31, 2021 and 2020 Amounts Include $65.0 and $75.7 Respectively, Related to DCC Fuel)	67.0	369.6
Risk Management Liabilities	5.0	0.1
Customer Deposits	45.2	41.7
Accrued Taxes	106.5	102.5
Accrued Interest	37.0	35.6
Obligations Under Finance Leases	130.5	6.4
Obligations Under Operating Leases	15.5	85.6
Regulatory Liability for Over-Recovered Fuel Costs	1.5	20.8
Other Current Liabilities	123.2	105.5
TOTAL CURRENT LIABILITIES	894.0	1,104.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,128.0	2,660.3
Deferred Income Taxes	1,100.2	1,064.4
Regulatory Liabilities and Deferred Investment Tax Credits	2,447.9	2,041.9
Asset Retirement Obligations	1,946.2	1,812.9
Obligations Under Operating Leases	48.9	135.9
Deferred Credits and Other Noncurrent Liabilities	58.3	69.2
TOTAL NONCURRENT LIABILITIES	8,729.5	7,784.6

TOTAL LIABILITIES	9,623.5	8,889.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	980.9	980.9
Retained Earnings	1,748.5	1,718.7
Accumulated Other Comprehensive Income (Loss)	(1.3)	(7.0)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,784.7	2,749.2

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$12,408.2	$11,638.3

See Notes to Financial Statements of Registrants beginning on page 226.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$279.8	$284.8	$269.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	446.0	411.6	350.6
Rockport Plant, Unit 2 Operating Lease Amortization	62.4	69.2	69.2
Deferred Income Taxes	(38.0)	(16.2)	(52.7)
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	7.5	24.4	(26.4)
Allowance for Equity Funds Used During Construction	(12.8)	(11.5)	(19.4)
Mark-to-Market of Risk Management Contracts	5.2	5.9	(0.6)
Amortization of Nuclear Fuel	85.3	87.5	89.1
Pension Contributions to Qualified Plan Trust	—	(6.4)	—
Deferred Fuel Over/Under-Recovery, Net	(20.2)	12.4	(24.3)
Change in Other Noncurrent Assets	(54.1)	6.1	8.3
Change in Other Noncurrent Liabilities	7.5	45.0	33.7
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(22.3)	14.5	35.4
Fuel, Materials and Supplies	30.1	(34.7)	(22.4)
Accounts Payable	42.3	(10.8)	3.6
Accrued Taxes, Net	1.6	(20.2)	48.3
Rockport Plant, Unit 2 Operating Lease Payments	(73.9)	(73.9)	(73.9)
Other Current Assets	(15.2)	14.3	11.2
Other Current Liabilities	2.5	(25.7)	(13.9)
Net Cash Flows from Operating Activities	733.7	776.3	685.2

INVESTING ACTIVITIES
Construction Expenditures	(500.9)	(544.7)	(585.9)
Change in Advances to Affiliates, Net	(8.2)	(0.1)	(0.5)
Purchases of Investment Securities	(1,928.2)	(1,637.2)	(1,531.0)
Sales of Investment Securities	1,886.4	1,593.4	1,473.0
Acquisitions of Nuclear Fuel	(104.5)	(69.7)	(92.3)
Other Investing Activities	22.3	9.4	16.6
Net Cash Flows Used for Investing Activities	(633.1)	(648.9)	(720.1)

FINANCING ACTIVITIES
Issuance of Long-term Debt - Nonaffiliated	546.7	69.5	123.3
Change in Advances from Affiliates, Net	(9.7)	(11.4)	113.3
Retirement of Long-term Debt - Nonaffiliated	(383.5)	(93.2)	(117.1)
Principal Payments for Finance Lease Obligations	(6.8)	(6.5)	(5.7)
Dividends Paid on Common Stock	(250.0)	(85.0)	(80.0)
Other Financing Activities	0.7	0.5	0.7
Net Cash Flows from (Used for) Financing Activities	(102.6)	(126.1)	34.5

Net Increase (Decrease) in Cash and Cash Equivalents	(2.0)	1.3	(0.4)
Cash and Cash Equivalents at Beginning of Period	3.3	2.0	2.4
Cash and Cash Equivalents at End of Period	$1.3	$3.3	$2.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$110.9	$107.6	$111.9
Net Cash Paid for Income Taxes	29.3	42.1	3.4
Noncash Acquisitions Under Finance Leases	132.3	3.0	11.9
Construction Expenditures Included in Current Liabilities as of December 31,	87.8	62.8	86.0
Acquisition of Nuclear Fuel Included in Current Liabilities as of December 31,	—	33.4	0.1
Expected Reimbursement for Capital Cost of Spent Nuclear Fuel Dry Cask Storage	1.7	2.6	0.3

See Notes to Financial Statements of Registrants beginning on page 226.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2021	2020	2019
	(in millions of KWhs)
Retail:
Residential	14,547	14,355	14,411
Commercial	15,036	13,933	14,599
Industrial	14,321	13,347	14,407
Miscellaneous	112	113	114
Total Retail (a)	44,016	41,748	43,531

Wholesale (b)	2,018	1,859	2,335

Total KWhs	46,034	43,607	45,866

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2021	2020	2019
	(in degree days)
Actual – Heating (a)	2,815	2,743	3,071
Normal – Heating (b)	3,190	3,202	3,208

Actual – Cooling (c)	1,222	1,140	1,224
Normal – Cooling (b)	1,016	1,006	992

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2021 Compared to 2020

Ohio Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2020 to Year Ended December 31, 2021
Net Income
(in millions)

Year Ended December 31, 2020	$271.4

Changes in Gross Margin:
Retail Margins	115.3
Margins from Off-system Sales	(43.6)
Transmission Revenues	(8.1)
Other Revenues	25.4
Total Change in Gross Margin	89.0

Changes in Expenses and Other:
Other Operation and Maintenance	(45.3)
Depreciation and Amortization	(26.7)
Taxes Other Than Income Taxes	(35.5)
Interest Income	(0.4)
Carrying Costs Income	(0.4)
Allowance for Equity Funds Used During Construction	(1.7)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.4)
Interest Expense	(7.2)
Total Change in Expenses and Other	(117.6)

Income Tax Expense	10.8

Year Ended December 31, 2021	$253.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $115 million primarily due to the following:
•A $164 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $91 million increase related to various rider revenues. This increase was partially offset in Margins from Off-system Sales, Other Revenues and other expense items below.
•A $15 million increase in weather-normalized margins primarily from the residential class.
These increases were partially offset by:
•An $87 million decrease due to the ending of Energy Efficiency and Peak Demand Reduction Rider in December 2020. This decrease was partially offset in Other Operation and Maintenance expenses below.
•A $55 million decrease in revenues associated with the Universal Service Fund (USF). This decrease was offset in Other Operations and Maintenance expenses below.
•A $14 million decrease in weather-related usage primarily due to the end of decoupling and mild December weather.
•Margins from Off-system Sales decreased $44 million primarily due to the following:
•A $67 million decrease in deferrals of OVEC costs. This decrease was offset in Retail Margins above and Other Revenues below.
This decrease was partially offset by:
•A $24 million increase in off-system sales at OVEC due to higher market prices and volume. This increase was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues decreased $8 million primarily due to an increase in affiliated transmission expenses netted against revenues.

•Other Revenues increased $25 million primarily due to the following:
•A $17 million increase in third-party Legacy Generation Resource Rider revenues related to the recovery of OVEC costs. This increase was offset in Retail Margins and Margins from Off-system Sales above.
•A $3 million increase in miscellaneous revenues primarily due to an increase in reconnection fees.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $45 million primarily due to the following:
•A $152 million net increase in transmission expenses, primarily due to a $115 million increase in recoverable PJM expenses and a $37 million increase in transmission formula rate true-up activity. This increase in recoverable PJM expenses was offset in Gross Margin above.
•A $20 million increase in recoverable distribution expenses primarily related to vegetation management. This increase was offset in Retail Margins above.
•A $9 million increase in distribution maintenance expenses related to the annual major storm reserve true-up. This increase was offset in Retail Margins above.
These increases were partially offset by:
•A $56 million decrease in remitted USF surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This decrease was offset in Retail Margins above.
•A $50 million decrease in Energy Efficiency/Peak Demand Reduction expenses. This decrease was partially offset in Retail Margins above.
•A $23 million decrease in factored customer accounts receivable expenses primarily due to lower bad debt expenses and a current year favorable adjustment to the allowance for doubtful accounts.
•A $13 million decrease in employee-related expenses.
•Depreciation and Amortization expenses increased $27 million primarily due to the following:
•A $13 million increase in amortization of capitalized software.
•A $6 million increase in depreciation expense due to an increase in the depreciable base of transmission and distribution assets.
•A $5 million increase in recoverable smart grid depreciable expenses. This increase was offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $36 million primarily due to the following:
•A $30 million increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•A $5 million increase in excise taxes driven by increased metered KWh usage in 2021. This increase was offset in Retail Margins above.
•Interest Expense increased $7 million primarily due to higher long-term debt balances.
•Income Tax Expense decreased $11 million primarily due to the following:
•An $8 million decrease due to 2020 tax return to provision adjustments.
•A $6 million decrease due to a decrease in pretax book income.
•A $5 million increase in amortization of Excess ADIT partially offset in Retail Margins above.
These decreases were partially offset by:
•A $9 million increase in tax expense due to an out of period adjustment related to deferred taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ohio Power Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ohio Power Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2021, there were $293.0 million of deferred costs included in regulatory assets, $3.8 million of which were pending final regulatory approval, and $1.0 billion of regulatory liabilities awaiting potential refund or future rate reduction, $0.2 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are the significant judgment by management in the ongoing evaluation of the recovery of regulatory assets and refund of regulatory liabilities, and in applying guidance contained in rate orders and other relevant evidence; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management’s assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

Valuation of Level 3 Risk Management Commodity Contracts

As described in Notes 1, 10 and 11 to the consolidated financial statements, the Company employs risk management commodity contracts including physical and financial forward purchase and sale contracts and, to a lesser extent, over-the-counter swaps and options to accomplish its risk management strategies. Certain over-the-counter and bilaterally executed derivative instruments are executed in less active markets with a lower availability of pricing information. As disclosed by management, the fair value of these risk management commodity contracts is estimated based on the best market information available, including valuation models that estimate future energy prices based on existing market and broker quotes, and other assumptions. Fair value estimates, based upon the best market information available, involve uncertainties and matters of significant judgment including forward market price assumptions. The main driver of contracts being classified as Level 3 is the inability to substantiate energy price curves in the market. Management utilized such unobservable pricing inputs to value its Level 3 risk management commodity contract liabilities, which totaled $92.5 million, as of December 31, 2021.

The principal considerations for our determination that performing procedures relating to the valuation of Level 3 risk management commodity contracts is a critical audit matter are the significant judgment by management when developing the fair value of the commodity contracts; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the forward market price assumptions used in management’s valuation models. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the risk management commodity contracts, including controls over the assumptions used to value the Level 3 risk management commodity contracts. These procedures also included, among others, testing management’s process for developing the fair value of the Level 3 risk management commodity contracts, evaluating the appropriateness of the valuation models, evaluating the reasonableness of the forward market price assumptions, and testing the data used by management in the valuation models. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the forward market price assumptions.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 24, 2022

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

Management assessed the effectiveness of OPCo’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded OPCo’s internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, OPCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit OPCo to provide only management’s report in this annual report.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
REVENUES
Electricity, Transmission and Distribution	$2,863.7	$2,698.6	$2,759.5
Sales to AEP Affiliates	24.8	41.5	27.3
Other Revenues	10.6	9.0	10.8
TOTAL REVENUES	2,899.1	2,749.1	2,797.6

EXPENSES
Purchased Electricity for Resale	678.0	549.2	607.3
Purchased Electricity from AEP Affiliates	51.9	119.7	156.0
Amortization of Generation Deferrals	—	—	65.3
Other Operation	836.8	822.6	742.6
Maintenance	158.2	127.1	150.1
Depreciation and Amortization	303.3	276.6	240.9
Taxes Other Than Income Taxes	485.7	450.2	434.2
TOTAL EXPENSES	2,513.9	2,345.4	2,396.4

OPERATING INCOME	385.2	403.7	401.2

Other Income (Expense):
Interest Income	0.6	1.0	3.2
Carrying Costs Income	1.2	1.6	1.0
Allowance for Equity Funds Used During Construction	10.8	12.5	18.2
Non-Service Cost Components of Net Periodic Benefit Cost	14.6	15.0	14.6
Interest Expense	(124.4)	(117.2)	(106.2)

INCOME BEFORE INCOME TAX EXPENSE	288.0	316.6	332.0

Income Tax Expense	34.4	45.2	34.9

NET INCOME	$253.6	$271.4	$297.1

The common stock of OPCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 226.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
Net Income	$253.6	$271.4	$297.1

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0, $0 and $(0.3) in 2021, 2020 and 2019, Respectively	—	—	(1.0)

TOTAL COMPREHENSIVE INCOME	$253.6	$271.4	$296.1

See Notes to Financial Statements of Registrants beginning on page 226.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2018	$321.2	$838.8	$1,136.4	$1.0	$2,297.4

Common Stock Dividends			(85.0)		(85.0)
Net Income			297.1		297.1
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	321.2	838.8	1,348.5	—	2,508.5

Common Stock Dividends			(87.5)		(87.5)
ASU 2016-13 Adoption			0.3		0.3
Net Income			271.4		271.4
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	321.2	838.8	1,532.7	—	2,692.7

Common Stock Dividends			(100.0)		(100.0)
Net Income			253.6		253.6
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$321.2	$838.8	$1,686.3	$—	$2,846.3

See Notes to Financial Statements of Registrants beginning on page 226.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$3.0	$7.4
Advances to Affiliates	42.0	—
Accounts Receivable:
Customers	71.6	50.0
Affiliated Companies	71.8	65.1
Accrued Unbilled Revenues	1.3	14.8
Miscellaneous	5.9	3.9
Allowance for Uncollectible Accounts	(0.6)	(0.6)
Total Accounts Receivable	150.0	133.2
Materials and Supplies	74.1	66.9
Renewable Energy Credits	30.5	29.5
Prepayments and Other Current Assets	27.9	19.3
TOTAL CURRENT ASSETS	327.5	256.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	2,992.8	2,831.9
Distribution	6,070.6	5,708.3
Other Property, Plant and Equipment	992.9	899.6
Construction Work in Progress	365.0	362.3
Total Property, Plant and Equipment	10,421.3	9,802.1
Accumulated Depreciation and Amortization	2,458.3	2,350.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,963.0	7,452.1

OTHER NONCURRENT ASSETS
Regulatory Assets	293.0	385.8
Operating Lease Assets	81.2	92.0
Deferred Charges and Other Noncurrent Assets	601.1	524.2
TOTAL OTHER NONCURRENT ASSETS	975.3	1,002.0

TOTAL ASSETS	$9,265.8	$8,710.4

See Notes to Financial Statements of Registrants beginning on page 226.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2021 and 2020
(dollars in millions)

	December 31,
	2021	2020
CURRENT LIABILITIES
Advances from Affiliates	$—	$259.2
Accounts Payable:
General	213.5	181.0
Affiliated Companies	125.4	118.4
Long-term Debt Due Within One Year – Nonaffiliated	0.1	500.1
Risk Management Liabilities	6.7	8.7
Customer Deposits	66.4	55.1
Accrued Taxes	702.4	631.0
Obligations Under Operating Leases	13.1	13.1
Other Current Liabilities	118.1	139.6
TOTAL CURRENT LIABILITIES	1,245.7	1,906.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,968.4	1,930.1
Long-term Risk Management Liabilities	85.8	101.6
Deferred Income Taxes	1,000.9	955.1
Regulatory Liabilities and Deferred Investment Tax Credits	1,020.9	1,005.2
Obligations Under Operating Leases	68.6	79.5
Deferred Credits and Other Noncurrent Liabilities	29.2	40.0
TOTAL NONCURRENT LIABILITIES	5,173.8	4,111.5

TOTAL LIABILITIES	6,419.5	6,017.7

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER'S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	838.8	838.8
Retained Earnings	1,686.3	1,532.7
TOTAL COMMON SHAREHOLDER’S EQUITY	2,846.3	2,692.7

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$9,265.8	$8,710.4

See Notes to Financial Statements of Registrants beginning on page 226.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$253.6	$271.4	$297.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	303.3	276.6	240.9
Amortization of Generation Deferrals	—	—	65.3
Deferred Income Taxes	30.7	77.2	43.8
Allowance for Equity Funds Used During Construction	(10.8)	(12.5)	(18.2)
Mark-to-Market of Risk Management Contracts	(17.8)	6.7	4.0
Property Taxes	(35.3)	(16.6)	(33.7)
Refund of Global Settlement	—	—	(16.5)
Reversal of Regulatory Provision	—	—	(56.2)
Change in Regulatory Assets	38.3	(69.4)	(20.1)
Change in Other Noncurrent Assets	(40.7)	(49.4)	(35.3)
Change in Other Noncurrent Liabilities	6.9	(66.4)	(93.2)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(11.8)	4.2	75.0
Materials and Supplies	(2.5)	(23.9)	(16.4)
Accounts Payable	19.1	10.3	0.4
Accrued Taxes, Net	78.2	43.3	38.7
Other Current Assets	(15.7)	1.9	0.8
Other Current Liabilities	(19.9)	(42.5)	(55.2)
Net Cash Flows from Operating Activities	575.6	410.9	421.2

INVESTING ACTIVITIES
Construction Expenditures	(732.8)	(813.2)	(799.2)
Change in Advances to Affiliates, Net	(42.0)	—	—
Other Investing Activities	21.5	22.2	55.1
Net Cash Flows Used for Investing Activities	(753.3)	(791.0)	(744.1)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	1,037.1	347.0	444.3
Change in Advances from Affiliates, Net	(259.2)	128.2	16.9
Retirement of Long-term Debt – Nonaffiliated	(500.1)	(0.1)	(80.3)
Principal Payments for Finance Lease Obligations	(4.9)	(4.7)	(3.5)
Dividends Paid on Common Stock	(100.0)	(87.5)	(85.0)
Other Financing Activities	0.4	0.9	1.7
Net Cash Flows from Financing Activities	173.3	383.8	294.1

Net Increase (Decrease) in Cash and Cash Equivalents	(4.4)	3.7	(28.8)
Cash and Cash Equivalents at Beginning of Period	7.4	3.7	32.5
Cash and Cash Equivalents at End of Period	$3.0	$7.4	$3.7

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$119.5	$111.2	$100.6
Net Cash Paid (Received) for Income Taxes	(7.9)	(26.9)	7.3
Noncash Acquisitions Under Finance Leases	2.5	6.1	11.3
Construction Expenditures Included in Current Liabilities as of December 31,	97.1	76.7	125.9

See Notes to Financial Statements of Registrants beginning on page 226.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2021	2020	2019
	(in millions of KWhs)
Retail:
Residential	6,243	6,117	6,273
Commercial	4,911	4,673	4,958
Industrial	5,830	5,713	6,156
Miscellaneous	1,222	1,199	1,246
Total Retail	18,206	17,702	18,633

Wholesale	669	345	714

Total KWhs	18,875	18,047	19,347

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2021	2020	2019
	(in degree days)
Actual – Heating (a)	1,499	1,454	1,846
Normal – Heating (b)	1,742	1,744	1,751

Actual – Cooling (c)	2,198	2,069	2,265
Normal – Cooling (b)	2,165	2,174	2,160

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2021 Compared to 2020

Public Service Company of Oklahoma
Reconciliation of Year Ended December 31, 2020 to Year Ended December 31, 2021
Net Income
(in millions)

Year Ended December 31, 2020	$123.0

Changes in Gross Margin:
Retail Margins (a)	74.1
Margins from Off-system Sales	(1.0)
Transmission Revenues	6.2
Other Revenues	(11.8)
Total Change in Gross Margin	67.5

Changes in Expenses and Other:
Other Operation and Maintenance	(25.3)
Depreciation and Amortization	(23.1)
Taxes Other Than Income Taxes	(2.1)
Interest Income	4.2
Allowance for Funds Used During Construction	(1.6)
Interest Expense	(2.6)
Total Change in Expenses and Other	(50.5)

Income Tax Expense	1.1

Year Ended December 31, 2021	$141.1

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $74 million primarily due to the following:
•A $51 million increase in revenue from rate riders. This increase was partially offset in other expense items below.
•A $10 million increase in weather-normalized margins primarily in the commercial and residential classes.
•A $10 million increase due to reduced customer refunds related to Tax Reform. This increase was partially offset in Income Tax Expense below.
•A $7 million increase due to new base rates implemented in November 2021.
•A $4 million increase in weather-related usage due to a 6% increase in cooling degree days and 3% increase in heating degree days.
These increases were partially offset by:
•A $7 million increase in fuel expense due to NCWF PTC benefits provided to customers. This increase in fuel expense was partially offset in Income Tax Expense below.
•Transmission Revenues increased $6 million primarily due to the following:
•A $3 million increase in the annual transmission formula rate true-up.
•A $3 million increase due to increased load and transmission investment.
•Other Revenues decreased $12 million primarily due to lower business development revenue. This decrease was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $25 million primarily due to the following:
•A $28 million increase in transmission expense primarily due to a $22 million increase in recoverable SPP transmission expense and a $5 million increase in formula rate true-up activity. This increase was partially offset in Retail Margins above.
•An $11 million increase in administrative and general expenses primarily due to a prior year insurance settlement, an increase in rate case expenses and an increase in employee-related expenses.
•A $3 million increase due to the prior year capitalization of previously expensed NCWF costs.
These increases were partially offset by:
•A $9 million decrease in business development expenses. This decrease was partially offset in Other Revenues above.
•A $9 million decrease in steam generation expenses at various plants.
•Depreciation and Amortization expenses increased $23 million primarily due to a higher depreciable base and the timing of refunds to customers under rate rider mechanisms.
•Interest Income increased $4 million primarily related to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event.
•Income Tax Expense decreased $1 million primarily due to an increase in PTC, partially offset by an increase in pretax book income and 2020 tax return to provision adjustments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Public Service Company of Oklahoma

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Public Service Company of Oklahoma (the “Company”) as of December 31, 2021 and 2020, and the related statements of income, of comprehensive income (loss), of changes in common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the financial statements, the Company’s financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2021, there were $1.2 billion of deferred costs included in regulatory assets, $14.2 million of which were pending final regulatory approval, and $835.3 million of regulatory liabilities awaiting potential refund or future rate reduction, $56.2 million of which are pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are the significant judgment by management in the ongoing evaluation of the recovery of regulatory assets and refund of regulatory liabilities, and in applying guidance contained in rate orders and other relevant evidence; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management’s assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 24, 2022

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

Management assessed the effectiveness of PSO’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded PSO’s internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, PSO’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit PSO to provide only management’s report in this annual report.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
REVENUES
Electric Generation, Transmission and Distribution	$1,465.3	$1,246.1	$1,469.6
Sales to AEP Affiliates	4.2	5.2	6.1
Other Revenues	4.9	14.8	6.1
TOTAL REVENUES	1,474.4	1,266.1	1,481.8

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	584.3	443.5	654.0
Other Operation	353.8	327.3	315.0
Maintenance	97.2	98.4	100.7
Depreciation and Amortization	196.6	173.5	169.5
Taxes Other Than Income Taxes	49.6	47.5	43.3
TOTAL EXPENSES	1,281.5	1,090.2	1,282.5

OPERATING INCOME	192.9	175.9	199.3

Other Income (Expense):
Interest Income	4.3	0.1	1.2
Allowance for Equity Funds Used During Construction	2.4	4.0	2.7
Non-Service Cost Components of Net Periodic Benefit Cost	8.5	8.5	8.4
Interest Expense	(62.9)	(60.3)	(66.5)

INCOME BEFORE INCOME TAX EXPENSE	145.2	128.2	145.1

Income Tax Expense	4.1	5.2	7.5

NET INCOME	$141.1	$123.0	$137.6

The common stock of PSO is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 226.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2021, 2020 and 2019
 (in millions)

	Years Ended December 31,
	2021	2020	2019
Net Income	$141.1	$123.0	$137.6

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0, $(0.3) and $(0.3) in 2021, 2020 and 2019, Respectively	(0.1)	(1.0)	(1.0)

TOTAL COMPREHENSIVE INCOME	$141.0	$122.0	$136.6

See Notes to Financial Statements of Registrants beginning on page 226.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2018	$157.2	$364.0	$724.7	$2.1	$1,248.0

Common Stock Dividends			(11.3)		(11.3)
Net Income			137.6		137.6
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	157.2	364.0	851.0	1.1	1,373.3

Capital Contribution of Radial Assets from Parent		50.0			50.0
ASU 2016-13 Adoption			0.3		0.3
Net Income			123.0		123.0
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	157.2	414.0	974.3	0.1	1,545.6

Capital Contribution from Parent		625.0			625.0
Common Stock Dividends			(20.0)		(20.0)
Net Income			141.1		141.1
Other Comprehensive Loss				(0.1)	(0.1)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$157.2	$1,039.0	$1,095.4	$—	$2,291.6

See Notes to Financial Statements of Registrants beginning on page 226.

PUBLIC SERVICE COMPANY OF OKLAHOMA
BALANCE SHEETS
ASSETS
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$1.3	$2.6
Accounts Receivable:
Customers	41.5	30.8
Affiliated Companies	35.0	15.6
Miscellaneous	0.6	2.0
Total Accounts Receivable	77.1	48.4
Fuel	14.5	17.9
Materials and Supplies	56.2	54.0
Risk Management Assets	12.1	10.3
Accrued Tax Benefits	17.6	10.9
Regulatory Asset for Under-Recovered Fuel Costs	194.6	30.1
Prepayments and Other Current Assets	13.4	7.1
TOTAL CURRENT ASSETS	386.8	181.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	1,802.4	1,480.7
Transmission	1,107.7	1,069.9
Distribution	3,004.9	2,853.0
Other Property, Plant and Equipment	437.0	393.3
Construction Work in Progress	156.0	128.7
Total Property, Plant and Equipment	6,508.0	5,925.6
Accumulated Depreciation and Amortization	1,705.2	1,605.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	4,802.8	4,320.0

OTHER NONCURRENT ASSETS
Regulatory Assets	1,037.4	375.0
Employee Benefits and Pension Assets	95.2	65.8
Operating Lease Assets	68.9	42.6
Deferred Charges and Other Noncurrent Assets	7.9	6.0
TOTAL OTHER NONCURRENT ASSETS	1,209.4	489.4

TOTAL ASSETS	$6,399.0	$4,990.7

See Notes to Financial Statements of Registrants beginning on page 226.

PUBLIC SERVICE COMPANY OF OKLAHOMA
BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2021 and 2020

	December 31,
	2021	2020
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$72.3	$155.4
Accounts Payable:
General	157.4	107.0
Affiliated Companies	51.0	43.4
Long-term Debt Due Within One Year – Nonaffiliated	125.5	0.5
Risk Management Liabilities	3.7	—
Customer Deposits	56.2	54.8
Accrued Taxes	27.0	26.8
Obligations Under Operating Leases	6.9	6.5
Other Current Liabilities	62.7	84.2
TOTAL CURRENT LIABILITIES	562.7	478.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,788.0	1,373.3
Deferred Income Taxes	782.3	688.5
Regulatory Liabilities and Deferred Investment Tax Credits	835.3	802.2
Asset Retirement Obligations	57.5	45.7
Obligations Under Operating Leases	62.2	36.2
Deferred Credits and Other Noncurrent Liabilities	19.4	20.6
TOTAL NONCURRENT LIABILITIES	3,544.7	2,966.5

TOTAL LIABILITIES	4,107.4	3,445.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	1,039.0	414.0
Retained Earnings	1,095.4	974.3
Accumulated Other Comprehensive Income (Loss)	—	0.1
TOTAL COMMON SHAREHOLDER’S EQUITY	2,291.6	1,545.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$6,399.0	$4,990.7

See Notes to Financial Statements of Registrants beginning on page 226.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$141.1	$123.0	$137.6
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	196.6	173.5	169.5
Deferred Income Taxes	113.9	17.0	(18.2)
Allowance for Equity Funds Used During Construction	(2.4)	(4.0)	(2.7)
Mark-to-Market of Risk Management Contracts	1.9	5.5	(6.4)
Deferred Fuel Over/Under-Recovery, Net	(843.8)	(94.0)	43.8
Change in Other Noncurrent Assets	(18.3)	(17.9)	5.7
Change in Other Noncurrent Liabilities	4.4	1.6	(7.3)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(28.7)	1.4	15.4
Fuel, Materials and Supplies	1.4	(14.1)	(1.9)
Accounts Payable	34.2	(29.5)	7.0
Accrued Taxes, Net	(6.5)	3.6	3.9
Other Current Assets	(6.3)	4.6	(0.7)
Other Current Liabilities	(20.8)	(13.7)	4.6
Net Cash Flows from (Used for) Operating Activities	(433.3)	157.0	350.3

INVESTING ACTIVITIES
Construction Expenditures	(332.1)	(337.9)	(291.9)
Change in Advances to Affiliates, Net	—	38.8	(38.8)
Acquisition of the North Central Wind Energy Facilities	(297.0)	—	—
Other Investing Activities	2.4	4.0	2.6
Net Cash Flows Used for Investing Activities	(626.7)	(295.1)	(328.1)

FINANCING ACTIVITIES
Capital Contribution from Parent	625.0	—	—
Issuance of Long-term Debt – Nonaffiliated	1,290.0	—	349.5
Change in Advances from Affiliates, Net	(83.1)	155.4	(105.5)
Retirement of Long-term Debt – Nonaffiliated	(750.5)	(13.2)	(250.5)
Principal Payments for Finance Lease Obligations	(3.2)	(3.5)	(3.1)
Dividends Paid on Common Stock	(20.0)	—	(11.3)
Other Financing Activities	0.5	0.5	(1.8)
Net Cash Flows from (Used for) Financing Activities	1,058.7	139.2	(22.7)

Net Increase (Decrease) in Cash and Cash Equivalents	(1.3)	1.1	(0.5)
Cash and Cash Equivalents at Beginning of Period	2.6	1.5	2.0
Cash and Cash Equivalents at End of Period	$1.3	$2.6	$1.5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$57.0	$59.1	$61.1
Net Cash Paid (Received) for Income Taxes	(102.9)	(11.8)	22.4
Noncash Acquisitions Under Finance Leases	3.6	3.2	5.3
Construction Expenditures Included in Current Liabilities as of December 31,	56.8	35.5	46.0
Noncash Contribution of Radial Assets from Parent	—	50.0	—

See Notes to Financial Statements of Registrants beginning on page 226.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2021	2020	2019
	(in millions of KWhs)
Retail:
Residential	6,205	5,988	6,303
Commercial	5,489	5,296	5,776
Industrial	4,682	4,891	5,337
Miscellaneous	77	79	80
Total Retail	16,453	16,254	17,496

Wholesale	6,704	5,838	6,791

Total KWhs	23,157	22,092	24,287

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2021	2020	2019
	(in degree days)
Actual – Heating (a)	981	862	1,174
Normal – Heating (b)	1,177	1,181	1,191

Actual – Cooling (c)	2,543	2,165	2,392
Normal – Cooling (b)	2,328	2,333	2,321

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2021 Compared to 2020

Reconciliation of Year Ended December 31, 2020 to Year Ended December 31, 2021
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Year Ended December 31, 2020	$180.8

Changes in Gross Margin:
Retail Margins (a)	95.9
Margins from Off-system Sales	20.8
Transmission Revenues	8.2
Other Revenues	1.9
Total Change in Gross Margin	126.8

Changes in Expenses and Other:
Other Operation and Maintenance	(29.0)
Asset Impairments and Other Related Charges	(11.6)
Depreciation and Amortization	(22.3)
Taxes Other Than Income Taxes	(14.9)
Interest Income	7.1
Allowance for Equity Funds Used During Construction	(0.7)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.1)
Interest Expense	(7.4)
Total Change in Expenses and Other	(78.9)

Income Tax Expense	10.0
Equity Earnings of Unconsolidated Subsidiary	0.5
Net Income Attributable to Noncontrolling Interest	(0.2)

Year Ended December 31, 2021	$239.0

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $96 million primarily due to the following:
•A $47 million increase primarily due to a base rate revenue increase in Texas and rider increases in all retail jurisdictions. This increase was partially offset in other expense items below.
•A $31 million increase in weather-related usage primarily due to an 18% increase in cooling degree days and a 14% increase in heating degree days.
•A $16 million increase in recoverable fuel costs primarily due to timing of recovery.
•An $11 million increase in weather-normalized municipal and cooperative revenues primarily due to the February 2021 severe winter weather event.
•A $10 million increase due to the prior year fuel cost disallowance in the 2020 Texas Fuel Reconciliation.
•A $9 million increase in municipal and cooperative revenues due to the annual generation formula rate true-up.
These increases were partially offset by:
•A $28 million decrease in weather-normalized margins primarily in the residential and industrial classes.
•Margins from Off-system Sales increased $21 million primarily due to increased Turk Plant merchant sales as a result of the February 2021 severe winter weather event.

•Transmission Revenues increased $8 million primarily due to the following:
•A $15 million increase due to an increase in load and transmission investment.
This increase was partially offset by:
•A $6 million decrease in the annual transmission formula rate true-up.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $29 million primarily due to the following:
•A $24 million increase in transmission expenses primarily due to a $15 million increase in transmission services expense resulting from increased load and a $10 million increase in transmission formula rate true-up activity.
•A $13 million increase in administrative and general expenses primarily due to a prior year insurance settlement.
These increases were partially offset by:
•A $6 million decrease in expenses at various generation plants.
•Asset Impairments and Other Related Charges increased $12 million due to a partial regulatory disallowance of SWEPCo’s investment in the Dolet Hills Power Station as a result of an order received in the 2020 Texas Base Rate Case.
•Depreciation and Amortization expenses increased $22 million primarily due to a higher depreciable base and an increase in Texas depreciation rates recorded in December 2021 as a result of an order received in the 2020 Texas Base Rate Case. This increase was partially offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $15 million primarily due to increased property taxes resulting from the expiration of the Louisiana Industrial Tax Exemption related to Stall Plant.
•Interest Income increased $7 million primarily related to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event.
•Interest Expense increased $7 million primarily due to higher long-term debt balances resulting from the February 2021 severe winter weather event.
•Income Tax Expense decreased $10 million primarily due to the following:
•A $12 million decrease in state tax expense primarily due to tax deductions related to increased purchase power costs that are flowed-through.
•A $9 million increase in amortization of Excess ADIT, partially offset in Retail Margins above.
•A $7 million increase in PTC.
These decreases were partially offset by:
•A $10 million increase due to an increase in pretax book income.
•A $6 million decrease in parent company loss benefit.
•A $3 million increase in state deferred taxes due to legislative changes in Arkansas and Louisiana.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Southwestern Electric Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwestern Electric Power Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2021, there were $1.1 billion of deferred costs included in regulatory assets, $817.9 million of which were pending final regulatory approval, and $806.9 million of regulatory liabilities awaiting potential refund or future rate reduction. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are the significant judgment by management in the ongoing evaluation of the recovery of regulatory assets and refund of regulatory liabilities, and in applying guidance contained in rate orders and other relevant evidence; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management’s assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 24, 2022

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

Management assessed the effectiveness of SWEPCo’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded SWEPCo’s internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, SWEPCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit SWEPCo to provide only management’s report in this annual report.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
REVENUES
Electric Generation, Transmission and Distribution	$2,088.9	$1,696.6	$1,744.6
Sales to AEP Affiliates	41.4	41.0	36.9
Provision for Refund - Affiliated	(0.4)	(2.0)	(32.0)
Other Revenues	1.9	2.9	1.4
TOTAL REVENUES	2,131.8	1,738.5	1,750.9

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	871.0	604.5	652.3
Other Operation	360.3	338.3	348.0
Maintenance	136.7	129.7	145.6
Asset Impairments and Other Related Charges	11.6	—	—
Depreciation and Amortization	295.0	272.7	249.1
Taxes Other Than Income Taxes	117.7	102.8	100.2
TOTAL EXPENSES	1,792.3	1,448.0	1,495.2

OPERATING INCOME	339.5	290.5	255.7

Other Income (Expense):
Interest Income	9.2	2.1	2.6
Allowance for Equity Funds Used During Construction	7.0	7.7	6.8
Non-Service Cost Components of Net Periodic Benefit Cost	8.3	8.4	8.5
Interest Expense	(125.9)	(118.5)	(119.1)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	238.1	190.2	154.5

Income Tax Expense (Benefit)	(0.6)	9.4	(4.7)
Equity Earnings of Unconsolidated Subsidiary	3.4	2.9	3.0

NET INCOME	242.1	183.7	162.2

Net Income Attributable to Noncontrolling Interest	3.1	2.9	3.6

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$239.0	$180.8	$158.6

The common stock of SWEPCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 226.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2021, 2020 and 2019
 (in millions)

	Years Ended December 31,
	2021	2020	2019
Net Income	$242.1	$183.7	$162.2

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.4, $0.4 and $0.4 in 2021, 2020 and 2019, Respectively	1.5	1.5	1.5
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.4), $(0.4) and $(0.3) in 2021, 2020 and 2019, Respectively	(1.6)	(1.5)	(1.1)
Pension and OPEB Funded Status, Net of Tax of $1.3, $0.9 and $1 in 2021, 2020 and 2019, Respectively	4.9	3.2	3.7

TOTAL OTHER COMPREHENSIVE INCOME	4.8	3.2	4.1

TOTAL COMPREHENSIVE INCOME	246.9	186.9	166.3

Total Comprehensive Income Attributable to Noncontrolling Interest	3.1	2.9	3.6

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$243.8	$184.0	$162.7

See Notes to Financial Statements of Registrants beginning on page 226.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2018	$135.7	$676.6	$1,508.4	$(5.4)	$0.3	$2,315.6

Common Stock Dividends			(37.5)			(37.5)
Common Stock Dividends – Nonaffiliated					(3.3)	(3.3)
Net Income			158.6		3.6	162.2
Other Comprehensive Income				4.1		4.1
TOTAL EQUITY – DECEMBER 31, 2019	135.7	676.6	1,629.5	(1.3)	0.6	2,441.1

Reverse Common Stock Split (a)	(135.6)	135.6				—
Common Stock Dividends – Nonaffiliated					(1.9)	(1.9)
ASU 2016-03 Adoption			1.6			1.6
Net Income			180.8		2.9	183.7
Other Comprehensive Income				3.2		3.2
TOTAL EQUITY – DECEMBER 31, 2020	0.1	812.2	1,811.9	1.9	1.6	2,627.7

Capital Contribution from Parent		280.0				280.0
Common Stock Dividends – Nonaffiliated					(4.8)	(4.8)
Net Income			239.0		3.1	242.1
Other Comprehensive Income				4.8		4.8
TOTAL EQUITY – DECEMBER 31, 2021	$0.1	$1,092.2	$2,050.9	$6.7	$(0.1)	$3,149.8

(a) In August 2020, SWEPCo executed a reverse stock split with each 2,048 shares of common stock issued and outstanding being combined into one share of common stock. The common stock of SWEPCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 226.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents (December 31, 2021 and 2020 Amounts Include $49.9 and $10.1, Respectively, Related to Sabine)	$51.2	$13.2
Advances to Affiliates	155.9	2.1
Accounts Receivable:
Customers	35.8	27.1
Affiliated Companies	38.3	25.1
Miscellaneous	12.3	12.7
Total Accounts Receivable	86.4	64.9
Fuel (December 31, 2021 and 2020 Amounts Include $13.1 and $35.2, Respectively, Related to Sabine)	82.2	191.1
Materials and Supplies (December 31, 2021 and 2020 Amounts Include $12 and $23.3, Respectively, Related to Sabine)	81.9	95.8
Risk Management Assets	9.8	3.2
Accrued Tax Benefits	17.8	29.9
Regulatory Asset for Under-Recovered Fuel Costs	143.9	2.6
Prepayments and Other Current Assets	39.4	25.2
TOTAL CURRENT ASSETS	668.5	428.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,734.5	4,681.4
Transmission	2,316.9	2,165.7
Distribution	2,514.3	2,382.5
Other Property, Plant and Equipment (December 31, 2021 and 2020 Amounts Include $219.9 and $223.7, Respectively, Related to Sabine)	764.0	788.8
Construction Work in Progress	240.7	228.3
Total Property, Plant and Equipment	10,570.4	10,246.7
Accumulated Depreciation and Amortization (December 31, 2021 and 2020 Amounts Include $168.1 and $126.5, Respectively, Related to Sabine)	3,170.3	3,158.5
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,400.1	7,088.2

OTHER NONCURRENT ASSETS
Regulatory Assets	1,005.3	403.1
Deferred Charges and Other Noncurrent Assets	251.8	234.8
TOTAL OTHER NONCURRENT ASSETS	1,257.1	637.9

TOTAL ASSETS	$9,325.7	$8,154.1

See Notes to Financial Statements of Registrants beginning on page 226.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2021 and 2020

	December 31,
	2021	2020
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$124.6
Accounts Payable:
General	163.6	135.9
Affiliated Companies	61.4	43.0
Short-term Debt – Nonaffiliated	—	35.0
Long-term Debt Due Within One Year – Nonaffiliated	6.2	106.2
Risk Management Liabilities	2.1	0.7
Customer Deposits	62.4	61.3
Accrued Taxes	44.3	41.0
Accrued Interest	36.0	34.6
Obligations Under Operating Leases	8.1	7.9
Other Current Liabilities	154.6	173.4
TOTAL CURRENT LIABILITIES	538.7	763.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,389.0	2,530.2
Deferred Income Taxes	1,087.6	1,017.6
Regulatory Liabilities and Deferred Investment Tax Credits	806.9	863.4
Asset Retirement Obligations	192.7	193.7
Employee Benefits and Pension Obligations	20.3	18.6
Obligations Under Operating Leases	77.7	44.1
Deferred Credits and Other Noncurrent Liabilities	63.0	95.2
TOTAL NONCURRENT LIABILITIES	5,637.2	4,762.8

TOTAL LIABILITIES	6,175.9	5,526.4

Rate Matters (Notes 4)
Commitments and Contingencies (Note 6)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	1,092.2	812.2
Retained Earnings	2,050.9	1,811.9
Accumulated Other Comprehensive Income (Loss)	6.7	1.9
TOTAL COMMON SHAREHOLDER’S EQUITY	3,149.9	2,626.1

Noncontrolling Interest	(0.1)	1.6

TOTAL EQUITY	3,149.8	2,627.7

TOTAL LIABILITIES AND EQUITY	$9,325.7	$8,154.1

See Notes to Financial Statements of Registrants beginning on page 226.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$242.1	$183.7	$162.2
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	295.0	272.7	249.1
Deferred Income Taxes	16.6	32.4	(11.0)
Asset Impairments and Other Related Charges	11.6	—	—
Allowance for Equity Funds Used During Construction	(7.0)	(7.7)	(6.8)
Mark-to-Market of Risk Management Contracts	(7.3)	(0.1)	0.8
Pension Contributions to Qualified Plan Trust	—	(8.9)	—
Deferred Fuel Over/Under-Recovery, Net	(546.4)	26.3	16.5
Change in Regulatory Assets	(95.6)	(108.4)	3.5
Change in Other Noncurrent Assets	41.9	16.1	2.7
Change in Other Noncurrent Liabilities	(1.1)	25.2	2.7
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(21.5)	7.3	—
Fuel, Materials and Supplies	126.5	(46.4)	(46.1)
Accounts Payable	22.0	11.1	(28.4)
Accrued Taxes, Net	15.4	(23.1)	(3.2)
Other Current Assets	(3.6)	(2.8)	(8.9)
Other Current Liabilities	8.2	(21.1)	6.7
Net Cash Flows from Operating Activities	96.8	356.3	339.8

INVESTING ACTIVITIES
Construction Expenditures	(414.6)	(402.7)	(412.7)
Change in Advances to Affiliates, Net	(153.8)	—	81.3
Acquisition of the North Central Wind Energy Facilities	(355.8)	—	—
Other Investing Activities	3.5	10.1	1.2
Net Cash Flows Used for Investing Activities	(920.7)	(392.6)	(330.2)

FINANCING ACTIVITIES
Capital Contribution from Parent	280.0	—	—
Issuance of Long-term Debt – Nonaffiliated	1,137.6	—	—
Change in Short-term Debt – Nonaffiliated	(35.0)	16.7	18.3
Change in Advances from Affiliates, Net	(124.6)	64.7	59.9
Retirement of Long-term Debt – Nonaffiliated	(381.2)	(21.2)	(59.7)
Principal Payments for Finance Lease Obligations	(10.9)	(10.9)	(11.0)
Dividends Paid on Common Stock	—	—	(37.5)
Dividends Paid on Common Stock – Nonaffiliated	(4.8)	(1.9)	(3.3)
Other Financing Activities	0.8	0.5	0.8
Net Cash Flows from (Used for) Financing Activities	861.9	47.9	(32.5)

Net Increase (Decrease) in Cash and Cash Equivalents	38.0	11.6	(22.9)
Cash and Cash Equivalents at Beginning of Period	13.2	1.6	24.5
Cash and Cash Equivalents at End of Period	$51.2	$13.2	$1.6

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$116.5	$110.7	$111.1
Net Cash Paid (Received) for Income Taxes	(28.8)	4.3	8.6
Noncash Acquisitions Under Finance Leases	4.8	8.9	7.4
Construction Expenditures Included in Current Liabilities as of December 31,	69.0	46.0	69.1

See Notes to Financial Statements of Registrants beginning on page 226.

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

The Registrants also engage in wholesale electricity, natural gas and other commodity marketing and risk management activities in the United States and provide various energy-related services.  In addition, AEP operates competitive wind and solar farms. I&M provides barging services to both affiliated and nonaffiliated companies.  SWEPCo, through Sabine, conducts lignite mining operations to fuel the Pirkey Plant.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rates and Service Regulation

AEP’s public utility subsidiaries’ rates are regulated by the FERC and state regulatory commissions in the eleven state operating territories in which they operate.  The FERC also regulates the Registrants’ affiliated transactions, including AEPSC intercompany service billings which are generally at cost, under the 2005 Public Utility Holding Company Act and the Federal Power Act.  The FERC also has jurisdiction over certain issuances and acquisitions of securities of the public utility subsidiaries, the acquisition or sale of certain utility assets and mergers with another electric utility or holding company.  The state regulatory commissions also regulate certain intercompany transactions under various orders and affiliate statutes.  Both the FERC and state regulatory commissions are permitted to review and audit the relevant books and records of companies within a public utility holding company system.

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

The state regulatory commissions regulate all of the retail distribution operations and rates of the Registrants’ retail public utility subsidiaries on a cost basis.  The state regulatory commissions also regulate the retail generation/power supply operations and rates except in Ohio and the ERCOT region of Texas.  For generation in Ohio, customers who have not switched to a CRES provider for generation pay market-based auction rates.  In addition, all OPCo distribution customers continue to pay for certain legacy deferred generation-related costs through PUCO approved riders.  In the ERCOT region of Texas, the generation/supply business is under customer choice and market pricing is conducted by REPs. AEP has one active REP in ERCOT. AEP’s nonregulated subsidiaries enter into short and long-term wholesale transactions to buy or sell capacity, energy and ancillary services in the ERCOT market. In addition, these nonregulated subsidiaries control certain wind assets, the power from which is marketed and sold in ERCOT. Power from the Oklaunion Power Station was also marketed and sold by these nonregulated subsidiaries in ERCOT prior to its retirement in 2020.

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

Principles of Consolidation

AEP’s consolidated financial statements include its wholly-owned and majority-owned subsidiaries and VIEs of which AEP is the primary beneficiary. The consolidated financial statements for AEP Texas include the Registrant Subsidiary, its wholly-owned subsidiaries, Transition Funding (consolidated VIEs) and Restoration Funding (a consolidated VIE). The consolidated financial statements for APCo include the Registrant Subsidiary, its wholly-owned subsidiaries and Appalachian Consumer Rate Relief Funding (a consolidated VIE).  The consolidated financial statements for I&M include the Registrant Subsidiary, its wholly-owned subsidiaries and DCC Fuel (consolidated VIEs).  The consolidated statements of cash flows for OPCo include the Registrant Subsidiary and Ohio Phase-in Recovery Funding (a consolidated VIE) for the year ended December 31, 2019. In July 2019, the Ohio Phase-in Recovery Funding securitization bonds matured. The consolidated financial statements for SWEPCo include the Registrant Subsidiary, its wholly-owned subsidiary and Sabine (a consolidated VIE).  Intercompany items are eliminated in consolidation.

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

AEP, I&M, PSO and SWEPCo have ownership interests in generating units that are jointly-owned.  The proportionate share of the operating costs associated with such facilities is included on the income statements and the assets and liabilities are reflected on the balance sheets.  See Note 17 - Variable Interest Entities and Equity Method Investments and Note 18 - Property, Plant and Equipment for additional information. In October 2020, AEP Texas, PSO and a nonaffiliated joint-owner executed an Environmental Liability and Property Transfer and Asset Purchase Agreement with a nonaffiliated third-party related to the Oklaunion Power Station site. See Note 7 – Acquisitions, Dispositions and Impairments for additional information.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statement of cash flows:

	December 31, 2021
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$403.4	$0.1	$2.5
Restricted Cash	48.0	30.4	17.6
Total Cash, Cash Equivalents and Restricted Cash	$451.4	$30.5	$20.1

	December 31, 2020
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$392.7	$0.1	$5.8
Restricted Cash	45.6	28.7	16.9
Total Cash, Cash Equivalents and Restricted Cash	$438.3	$28.8	$22.7

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

Inventory

Fossil fuel inventories are carried at average cost with the exception of AGR, which carries these inventories at the lower of average cost or net realizable value.  Materials and supplies inventories are carried at average cost.

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

Allowance for Uncollectible Accounts

Generally, AEP Credit records bad debt expense based upon a 12-month rolling average of bad debt write-offs in proportion to gross accounts receivable purchased from participating AEP subsidiaries. The assessment is performed separately by each participating AEP subsidiary, which inherently contemplates any differences in geographical risk characteristics for the allowance. For receivables related to APCo’s West Virginia operations, the bad debt reserve is calculated based on a rolling two-year average write-off in proportion to gross accounts receivable. KPCo terminated selling accounts receivable to AEP Credit in the first quarter of 2022, based on the pending sale to Liberty. As a result of the termination, in the first quarter of 2022, KPCo will record an allowance for uncollectible accounts on its balance sheet for those receivables no longer sold to AEP Credit. For customer accounts receivables relating to risk management activities, accounts receivables are reviewed for bad debt reserves at a specific counterparty level basis. For AEP Texas, bad debt reserves are calculated using the specific identification of receivable balances greater than 120 days delinquent, and for those balances less than 120 days where the collection is doubtful. For miscellaneous accounts receivable, bad debt expense is recorded based upon a 12-month rolling average of bad debt write-offs in proportion to gross accounts receivable, unless specifically identified. In addition to these processes, management contemplates available current information, as well as any reasonable and supportable forecast information, to determine if allowances for uncollectible accounts should be further adjusted in accordance with the accounting guidance for “Credit Losses.” Management’s assessments contemplate expected losses over the life of the accounts receivable.

Concentrations of Credit Risk and Significant Customers (Applies to Registrant Subsidiaries)

APCo, I&M, OPCo, PSO and SWEPCo do not have any significant customers that comprise 10% or more of their operating revenues. AEP Texas had significant transactions with REPs which on a combined basis account for the following percentages of Total Revenues for the years ended December 31 and Accounts Receivable – Customers as of December 31:

Significant Customers of AEP Texas:
Reliant Energy, Direct Energy and TXU Energy (a)	2021	2020	2019
Percentage of Total Revenues	43%	46%	48%
Percentage of Accounts Receivable – Customers	41%	40%	43%

(a)In January 2021, NRG Energy, parent company of Reliant Energy, completed a deal to purchase Direct Energy from Centrica.

AEPTCo had significant transactions with AEP Subsidiaries which on a combined basis account for the following percentages of Total Revenues for the years ended December 31 and Total Accounts Receivable as of December 31:

Significant Customers of AEPTCo:
AEP Subsidiaries	2021	2020	2019
Percentage of Total Revenues	79%	78%	79%
Percentage of Total Accounts Receivable	81%	78%	78%

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

Renewable Energy Credits (Applies to all Registrants except AEP Texas and AEPTCo)

In regulated jurisdictions, the Registrants record renewable energy credits (RECs) at cost.  For AEP’s competitive generation business, management records RECs at the lower of cost or net realizable value.  The Registrants follow the inventory model for these RECs.  RECs expected to be consumed within one year are reported in Materials and Supplies on the balance sheets.  RECs with expected consumption beyond one year are included in Deferred Charges and Other Noncurrent Assets on the balance sheets. The purchases and sales of RECs are reported in the Operating Activities section of the statements of cash flows. RECs that are consumed to meet applicable state renewable portfolio standards are recorded in Fuel and Other Consumables Used for Electric Generation at an average cost on the statements of income.  The net margin on sales of RECs affects the determination of deferred fuel and REC costs.

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

When regulatory assets are probable of recovery through regulated rates, assets are recorded on the balance sheets.  Regulatory assets are reviewed for probability of recovery at each balance sheet date or whenever new events occur.  Examples of new events include the issuance of a regulatory commission order or passage of new legislation.  If it is determined that recovery of a regulatory asset is no longer probable, the regulatory asset is derecognized as a charge against income.

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

The Registrants use MTM accounting for marketing and risk management transactions that are derivatives unless the derivative is designated in a qualifying cash flow hedge relationship or elected normal under the normal purchase normal sale election. Unrealized MTM gains and losses are included on the balance sheets as Risk Management Assets or Liabilities, as appropriate, and on the statements of income in Total Revenues. Realized gains and losses on marketing and risk management transactions are included in revenues or expenses based on the transaction’s facts and circumstances. However, in regulated jurisdictions subject to cost-based regulation, unrealized MTM amounts and some realized gains and losses are deferred as regulatory assets (for losses) and regulatory liabilities (for gains).

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

Goodwill (Applies to AEP)

When the Registrants acquire a business, as defined by the accounting guidance for “Business Combinations,” management recognizes all acquired assets and liabilities at their fair value.  To the extent that consideration exceeds the net fair value of the identified assets and liabilities, goodwill is recognized on the balance sheets.  Goodwill is not amortized.  Management tests acquired goodwill at the reporting unit level for impairment at least annually at its estimated fair value. Fair value is the amount at which an asset or liability could be bought or sold in a current transaction between willing parties other than in a forced or liquidation sale.  Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available.  In the absence of quoted prices for identical or similar assets in active markets, management estimates fair value using various internal and external valuation methods.

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

The objective of the investment policy for the pension fund is to maintain the funded status of the plan while providing for growth in the plan assets to offset the growth in the plan liabilities.  The current target asset allocations are as follows:

Pension Plan Assets	Target
Equity	25%
Fixed Income	59%
Other Investments	15%
Cash and Cash Equivalents	1%

OPEB Plans Assets	Target
Equity	59%
Fixed Income	40%
Cash and Cash Equivalents	1%

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

AEP participates in a securities lending program with BNY Mellon to provide incremental income on idle assets and to provide income to offset custody fees and other administrative expenses.  AEP lends securities to borrowers approved by BNY Mellon in exchange for collateral.  All loans are collateralized by at least 102% of the loaned asset’s market value and the collateral is invested.  The difference between the rebate owed to the borrower and the collateral rate of return determines the earnings on the loaned security.  The securities lending program’s objective is to provide modest incremental income with a limited increase in risk. As of December 31, 2021 and 2020, the fair value of securities on loan as part of the program was $137 million and $177 million, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned as of December 31, 2021 and 2020.

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

Stock-Based Compensation Plans

As of December 31, 2021, AEP had performance shares and restricted stock units outstanding under the American Electric Power System 2015 Long-Term Incentive Plan (2015 LTIP).  Upon vesting, all outstanding performance shares and restricted stock units settle in AEP common stock. Performance units awarded prior to 2017 and restricted stock units granted after January 1, 2013 and prior to January 1, 2017 that vested to executive officers were settled in cash. During 2019, all of the remaining performance units and restricted stock units that settle in cash were settled. The impact of AEP’s stock-based compensation plans are insignificant to the financial statements of the Registrant Subsidiaries.

AEP maintains a variety of tax qualified and non-qualified deferred compensation plans for employees and non-employee directors that include, among other options, an investment in or an investment return equivalent to that of AEP common stock.  This includes AEP career shares maintained under the American Electric Power System Stock Ownership Requirement Plan (SORP), which facilitates executives in meeting minimum stock ownership requirements assigned to them by the Human Resources Committee of the Board of Directors.  AEP career shares are derived from vested performance shares granted to employees under the 2015 LTIP and previous long-term incentive plans. AEP career shares accrue additional dividend shares in an amount equal to dividends paid on AEP common shares at the closing market price on the dividend payments date. All AEP career shares are settled in shares of AEP common stock after the executive’s service with AEP ends.

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

AEP compensates their non-employee directors, in part, with stock units under the American Electric Power Company, Inc. Stock Unit Accumulation Plan for Non-Employee Directors.  These stock units were payable in cash to directors after their service ends. Effective in June 2022, these stock units become payable in AEP common stock rather than cash.

Management measures and recognizes compensation expense for all share-based payment awards to employees and directors based on estimated fair values. For share-based payment awards with service only vesting conditions, management recognizes compensation expense on a straight-line basis.  Stock-based compensation expense recognized on the statements of income for the years ended December 31, 2021, 2020 and 2019 is based on the number of outstanding awards at the end of each period without a reduction for estimated forfeitures. AEP accounts for forfeitures in the period in which they occur.

For the years ended December 31, 2021, 2020 and 2019, compensation cost is included in Net Income for the performance shares, career shares, restricted stock units and the non-employee director stock units. Compensation cost may also be capitalized. See Note 15 - Stock-based Compensation for additional information.

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

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Years Ended December 31,
	2021		2020		2019
	(in millions, except per-share data)
		$/share		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$2,488.1		$2,200.1		$1,921.1

Weighted-Average Number of Basic AEP Common Shares Outstanding	500.5	$4.97	495.7	$4.44	493.7	$3.89
Weighted-Average Dilutive Effect of Stock-Based Awards	1.3	(0.01)	1.5	(0.02)	1.6	(0.01)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	501.8	$4.96	497.2	$4.42	495.3	$3.88

Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the years ended December 31, 2021, 2020 and 2019, as the dilutive stock price thresholds were not met. See Note 14 - Financing Activities for additional information related to Equity Units.

There were no antidilutive shares outstanding as of December 31, 2021 and 2019. There were 128 thousand antidilutive shares outstanding as of December 31, 2020.

Supplementary Income Statement Information

The following tables provide the components of Depreciation and Amortization for the years ended December 31, 2021, 2020 and 2019:

2021

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$2,717.1	$327.2	$297.3	$547.0	$424.9	$301.1	$185.9	$292.9
Amortization of Certain Securitized Assets	64.2	64.2	—	—	—	—	—	—
Amortization of Regulatory Assets and Liabilities	44.4	(4.4)	—	(0.8)	21.1	2.2	10.7	2.1
Total Depreciation and Amortization	$2,825.7	$387.0	$297.3	$546.2	$446.0	$303.3	$196.6	$295.0

2020

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$2,487.5	$364.2	$249.0	$507.8	$393.3	$275.0	$171.9	$271.2
Amortization of Certain Securitized Assets	171.3	171.3	—	—	—	—	—	—
Amortization of Regulatory Assets and Liabilities	24.0	(5.7)	—	(0.3)	18.3	1.6	1.6	1.5
Total Depreciation and Amortization	$2,682.8	$529.8	$249.0	$507.5	$411.6	$276.6	$173.5	$272.7

2019

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$2,203.7	$365.9	$176.0	$466.5	$330.6	$229.4	$162.5	$247.9
Amortization of Certain Securitized Assets	280.7	258.7	—	—	—	22.0	—	—
Amortization of Regulatory Assets and Liabilities	30.1	(2.3)	—	0.3	20.0	(10.5)	7.0	1.2
Total Depreciation and Amortization	$2,514.5	$622.3	$176.0	$466.8	$350.6	$240.9	$169.5	$249.1

Supplementary Cash Flow Information (Applies to AEP)

	Years Ended December 31,
Cash Flow Information	2021	2020	2019
	(in millions)
Cash Paid (Received) for:
Interest, Net of Capitalized Amounts	$1,137.2	$1,029.1	$1,022.5
Income Taxes	13.2	(49.1)	6.1
Noncash Investing and Financing Activities:
Acquisitions Under Finance Leases	287.6	44.2	87.5
Construction Expenditures Included in Current Liabilities as of December 31,	1,180.4	975.4	1,341.1
Construction Expenditures Included in Noncurrent Liabilities as of December 31,	—	5.5	—
Acquisition of Nuclear Fuel Included in Current Liabilities as of December 31,	—	33.4	0.1
Expected Reimbursement for Spent Nuclear Fuel Dry Cask Storage	1.7	2.6	0.3
Noncash Contribution of Assets to Cedar Creek Project	(9.3)	—	—
Noncontrolling Interest Assumed - Dry Lake Solar Project	35.3	—	—
Noncontrolling Interest Assumed with Sempra Renewables LLC and Santa Rita East Acquisition	—	—	253.4
Liabilities Assumed with Sempra Renewable LLC and Santa Rita East Acquisition	—	—	32.4
Forward Equity Purchase Contracts Included in Current and Noncurrent Liabilities as of December 31,	—	110.6	47.3

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

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI and details of reclassifications from AOCI for the years ended December 31, 2021, 2020 and 2019.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 8 - Benefit Plans for additional information.

AEP

	Cash Flow Hedges			Pension and OPEB
For the Year Ended December 31, 2021	Commodity	Interest Rate		Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(60.6)	$(47.5)		$123.7	$(100.7)	$(85.1)
Change in Fair Value Recognized in AOCI	488.2	21.1	(a)	—	27.5	536.8
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	0.7	—		—	—	0.7
Purchased Electricity for Resale (b)	(334.8)	—		—	—	(334.8)
Interest Expense (b)	—	6.5		—	—	6.5
Amortization of Prior Service Cost (Credit)	—	—		(19.4)	—	(19.4)
Amortization of Actuarial (Gains) Losses	—	—		9.1	—	9.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(334.1)	6.5		(10.3)	—	(337.9)
Income Tax (Expense) Benefit	(70.2)	1.4		(2.2)	—	(71.0)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(263.9)	5.1		(8.1)	—	(266.9)
Net Current Period Other Comprehensive Income (Loss)	224.3	26.2		(8.1)	27.5	269.9
Balance in AOCI as of December 31, 2021	$163.7	$(21.3)		$115.6	$(73.2)	$184.8

AEP

	Cash Flow Hedges			Pension and OPEB
For the Year Ended December 31, 2020	Commodity	Interest Rate		Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(103.5)	$(11.5)		$130.7	$(163.4)	$(147.7)
Change in Fair Value Recognized in AOCI	(89.2)	(39.9)	(a)	—	62.7	(66.4)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	(0.4)	—		—	—	(0.4)
Purchased Electricity for Resale (b)	167.6	—		—	—	167.6
Interest Expense (b)	—	4.9		—	—	4.9
Amortization of Prior Service Cost (Credit)	—	—		(19.2)	—	(19.2)
Amortization of Actuarial (Gains) Losses	—	—		10.3	—	10.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	167.2	4.9		(8.9)	—	163.2
Income Tax (Expense) Benefit	35.1	1.0		(1.9)	—	34.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	132.1	3.9		(7.0)	—	129.0
Net Current Period Other Comprehensive Income (Loss)	42.9	(36.0)		(7.0)	62.7	62.6
Balance in AOCI as of December 31, 2020	$(60.6)	$(47.5)		$123.7	$(100.7)	$(85.1)

	Cash Flow Hedges			Pension and OPEB
For the Year Ended December 31, 2019	Commodity	Interest Rate		Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2018	$(23.0)	$(12.6)		$136.3	$(221.1)	$(120.4)
Change in Fair Value Recognized in AOCI	(127.2)	(0.2)	(a)	—	57.7	(69.7)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	(0.2)	—		—	—	(0.2)
Purchased Electricity for Resale (b)	59.5	—		—	—	59.5
Interest Expense (b)	—	1.5		—	—	1.5
Amortization of Prior Service Cost (Credit)	—	—		(19.2)	—	(19.2)
Amortization of Actuarial (Gains) Losses	—	—		12.1	—	12.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	59.3	1.5		(7.1)	—	53.7
Income Tax (Expense) Benefit	12.6	0.2		(1.5)	—	11.3
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	46.7	1.3		(5.6)	—	42.4
Net Current Period Other Comprehensive Income (Loss)	(80.5)	1.1		(5.6)	57.7	(27.3)
Balance in AOCI as of December 31, 2019	$(103.5)	$(11.5)		$130.7	$(163.4)	$(147.7)

AEP Texas

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2021	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(2.3)	$5.1	$(11.7)	$(8.9)
Change in Fair Value Recognized in AOCI	0.1	—	1.2	1.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.2	—	—	1.2
Amortization of Prior Service Cost (Credit)	—	(0.1)	—	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.3	—	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.2	0.2	—	1.4
Income Tax (Expense) Benefit	0.3	—	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.9	0.2	—	1.1
Net Current Period Other Comprehensive Income (Loss)	1.0	0.2	1.2	2.4
Balance in AOCI as of December 31, 2021	$(1.3)	$5.3	$(10.5)	$(6.5)

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2020	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(3.4)	$4.9	$(14.3)	$(12.8)
Change in Fair Value Recognized in AOCI	0.1	—	2.6	2.7
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.3	—	—	1.3
Amortization of Prior Service Cost (Credit)	—	(0.1)	—	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.3	—	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.3	0.2	—	1.5
Income Tax (Expense) Benefit	0.3	—	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.0	0.2	—	1.2
Net Current Period Other Comprehensive Income (Loss)	1.1	0.2	2.6	3.9
Balance in AOCI as of December 31, 2020	$(2.3)	$5.1	$(11.7)	$(8.9)

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2019	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2018	$(4.4)	$4.7	$(15.4)	$(15.1)
Change in Fair Value Recognized in AOCI	—	—	1.1	1.1
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.3	—	—	1.3
Amortization of Prior Service Cost (Credit)	—	(0.1)	—	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.3	—	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.3	0.2	—	1.5
Income Tax (Expense) Benefit	0.3	—	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.0	0.2	—	1.2
Net Current Period Other Comprehensive Income (Loss)	1.0	0.2	1.1	2.3
Balance in AOCI as of December 31, 2019	$(3.4)	$4.9	$(14.3)	$(12.8)

APCo

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2021	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.8)	$5.4	$2.6	$7.2
Change in Fair Value Recognized in AOCI	9.2	—	13.1	22.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(1.1)	—	—	(1.1)
Amortization of Prior Service Cost (Credit)	—	(5.3)	—	(5.3)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.1)	(5.3)	—	(6.4)
Income Tax (Expense) Benefit	(0.2)	(1.1)	—	(1.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.9)	(4.2)	—	(5.1)
Net Current Period Other Comprehensive Income (Loss)	8.3	(4.2)	13.1	17.2
Balance in AOCI as of December 31, 2021	$7.5	$1.2	$15.7	$24.4

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedges -	of Deferred	Funded
For the Year Ended December 31, 2020	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$0.9	$9.2	$(5.1)	$5.0
Change in Fair Value Recognized in AOCI	(0.7)	—	7.7	7.0
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(1.3)	—	—	(1.3)
Amortization of Prior Service Cost (Credit)	—	(5.3)	—	(5.3)
Amortization of Actuarial (Gains) Losses	—	0.5	—	0.5
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.3)	(4.8)	—	(6.1)
Income Tax (Expense) Benefit	(0.3)	(1.0)	—	(1.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(1.0)	(3.8)	—	(4.8)
Net Current Period Other Comprehensive Income (Loss)	(1.7)	(3.8)	7.7	2.2
Balance in AOCI as of December 31, 2020	$(0.8)	$5.4	$2.6	$7.2

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedges	of Deferred	Funded
For the Year Ended December 31, 2019	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2018	$1.8	$11.7	$(18.5)	$(5.0)
Change in Fair Value Recognized in AOCI	—	—	13.4	13.4
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(1.1)	—	—	(1.1)
Amortization of Prior Service Cost (Credit)	—	(5.3)	—	(5.3)
Amortization of Actuarial (Gains) Losses	—	2.1	—	2.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.1)	(3.2)	—	(4.3)
Income Tax (Expense) Benefit	(0.2)	(0.7)	—	(0.9)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.9)	(2.5)	—	(3.4)
Net Current Period Other Comprehensive Income (Loss)	(0.9)	(2.5)	13.4	10.0
Balance in AOCI as of December 31, 2019	$0.9	$9.2	$(5.1)	$5.0

I&M

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2021	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(8.3)	$4.8	$(3.5)	$(7.0)
Change in Fair Value Recognized in AOCI	—	—	4.2	4.2
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	2.0	—	—	2.0
Amortization of Prior Service Cost (Credit)	—	(0.8)	—	(0.8)
Amortization of Actuarial (Gains) Losses	—	0.7	—	0.7
Reclassifications from AOCI, before Income Tax (Expense) Benefit	2.0	(0.1)	—	1.9
Income Tax (Expense) Benefit	0.4	—	—	0.4
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.6	(0.1)	—	1.5
Net Current Period Other Comprehensive Income (Loss)	1.6	(0.1)	4.2	5.7
Balance in AOCI as of December 31, 2021	$(6.7)	$4.7	$0.7	$(1.3)

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2020	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(9.9)	$4.9	$(6.6)	$(11.6)
Change in Fair Value Recognized in AOCI	—	—	3.1	3.1
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	2.0	—	—	2.0
Amortization of Prior Service Cost (Credit)	—	(0.8)	—	(0.8)
Amortization of Actuarial (Gains) Losses	—	0.7	—	0.7
Reclassifications from AOCI, before Income Tax (Expense) Benefit	2.0	(0.1)	—	1.9
Income Tax (Expense) Benefit	0.4	—	—	0.4
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.6	(0.1)	—	1.5
Net Current Period Other Comprehensive Income (Loss)	1.6	(0.1)	3.1	4.6
Balance in AOCI as of December 31, 2020	$(8.3)	$4.8	$(3.5)	$(7.0)

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2019	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2018	$(11.5)	$5.1	$(7.4)	$(13.8)
Change in Fair Value Recognized in AOCI	—	—	0.8	0.8
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	2.0	—	—	2.0
Amortization of Prior Service Cost (Credit)	—	(0.8)	—	(0.8)
Amortization of Actuarial (Gains) Losses	—	0.6	—	0.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	2.0	(0.2)	—	1.8
Income Tax (Expense) Benefit	0.4	—	—	0.4
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.6	(0.2)	—	1.4
Net Current Period Other Comprehensive Income (Loss)	1.6	(0.2)	0.8	2.2
Balance in AOCI as of December 31, 2019	$(9.9)	$4.9	$(6.6)	$(11.6)

OPCo

Cash Flow Hedge –
For the Year Ended December 31, 2021	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2020	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of December 31, 2021	$—

Cash Flow Hedge –
For the Year Ended December 31, 2020	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2019	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of December 31, 2020	$—

Cash Flow Hedge –
For the Year Ended December 31, 2019	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2018	$1.0
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(1.3)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.3)
Income Tax (Expense) Benefit	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(1.0)
Net Current Period Other Comprehensive Income (Loss)	(1.0)
Balance in AOCI as of December 31, 2019	$—

PSO

Cash Flow Hedge –
For the Year Ended December 31, 2021	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2020	$0.1
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.1)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.1)
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.1)
Net Current Period Other Comprehensive Income (Loss)	(0.1)
Balance in AOCI as of December 31, 2021	$—

Cash Flow Hedge –
For the Year Ended December 31, 2020	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2019	$1.1
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(1.3)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.3)
Income Tax (Expense) Benefit	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(1.0)
Net Current Period Other Comprehensive Income (Loss)	(1.0)
Balance in AOCI as of December 31, 2020	$0.1

Cash Flow Hedge –
For the Year Ended December 31, 2019	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2018	$2.1
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(1.3)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.3)
Income Tax (Expense) Benefit	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(1.0)
Net Current Period Other Comprehensive Income (Loss)	(1.0)
Balance in AOCI as of December 31, 2019	$1.1

SWEPCo

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2021	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.3)	$(2.8)	$5.0	$1.9
Change in Fair Value Recognized in AOCI	—	—	4.9	4.9
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.9	—	—	1.9
Amortization of Prior Service Cost (Credit)	—	(2.0)	—	(2.0)
Amortization of Actuarial (Gains) Losses	—	—	—	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.9	(2.0)	—	(0.1)
Income Tax (Expense) Benefit	0.4	(0.4)	—	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.5	(1.6)	—	(0.1)
Net Current Period Other Comprehensive Income (Loss)	1.5	(1.6)	4.9	4.8
Balance in AOCI as of December 31, 2021	$1.2	$(4.4)	$9.9	$6.7

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2020	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(1.8)	$(1.3)	$1.8	$(1.3)
Change in Fair Value Recognized in AOCI	—	—	3.2	3.2
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.9	—	—	1.9
Amortization of Prior Service Cost (Credit)	—	(2.0)	—	(2.0)
Amortization of Actuarial (Gains) Losses	—	0.1	—	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.9	(1.9)	—	—
Income Tax (Expense) Benefit	0.4	(0.4)	—	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.5	(1.5)	—	—
Net Current Period Other Comprehensive Income (Loss)	1.5	(1.5)	3.2	3.2
Balance in AOCI as of December 31, 2020	$(0.3)	$(2.8)	$5.0	$1.9

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2019	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2018	$(3.3)	$(0.2)	$(1.9)	$(5.4)
Change in Fair Value Recognized in AOCI	—	—	3.7	3.7
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.9	—	—	1.9
Amortization of Prior Service Cost (Credit)	—	(2.0)	—	(2.0)
Amortization of Actuarial (Gains) Losses	—	0.6	—	0.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.9	(1.4)	—	0.5
Income Tax (Expense) Benefit	0.4	(0.3)	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.5	(1.1)	—	0.4
Net Current Period Other Comprehensive Income (Loss)	1.5	(1.1)	3.7	4.1
Balance in AOCI as of December 31, 2019	$(1.8)	$(1.3)	$1.8	$(1.3)

(a)The change in fair value includes $(7) million, $6 million and $4 million related to AEP's investment in joint venture wind farms acquired as part of the purchase of Sempra Renewables LLC for the years ended December 31, 2021, 2020 and 2019, respectively. See “Sempra Renewables LLC” section of Note 17 for additional information.
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

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through December 31, 2021, AEP Texas’ cumulative revenues from interim base rate increases that are subject to review is approximately $298 million. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition. AEP Texas is required to file for a comprehensive rate review no later than April 5, 2024.

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

In March 2021, the Virginia SCC issued an order confirming certain of its decisions from the November 2020 order and rejecting the various requests for reconsideration from APCo and an intervenor. In confirming its decision to reject an intervenor’s recommendation that APCo’s AMI costs incurred during the triennial period be disallowed, the Virginia SCC clarified that APCo established the need to replace its existing AMR meters, and that based on the uncertainty surrounding the continued manufacturing and support of AMR technology, APCo reasonably chose to replace them with AMI meters. In March 2021, APCo filed a notice of appeal of the reconsideration order with the Virginia Supreme Court. In September 2021, APCo submitted its brief before the Virginia Supreme Court. The brief was in alignment with the assignments of error filed by APCo in March 2021. In October 2021, the Virginia SCC and additional intervenors filed briefs with the Virginia Supreme Court disagreeing with APCo’s assignments of error in its appeal of the Triennial Review decision. Additionally, the Virginia SCC and APCo filed briefs disagreeing with an intervenor’s assignments of error in a separate appeal of the same decision. Oral arguments are scheduled to be held at the Virginia Supreme Court in March 2022.

APCo ultimately seeks an increase in base rates through its appeal to the Virginia Supreme Court. Among other issues, this appeal includes APCo’s request for proper treatment of the closed coal-fired plant assets in APCo’s 2017-2019 triennial period, reducing APCo’s earnings below the bottom of its authorized ROE band. If APCo’s appeals regarding treatment of the closed coal plants are granted by the Virginia Supreme Court, it could initially reduce future net income and impact financial condition. A Virginia Supreme Court decision in favor of APCo’s original expensing of the closed coal-fired plant asset balances would likely result in a remand to the Virginia SCC. Upon a subsequent Virginia SCC order, the initial negative impact for the write-off of the closed coal-fired plant asset balances could potentially be offset by an increase in base rates for earning below APCo’s 2017-2019 authorized ROE band.

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

In August 2021, the Virginia SCC issued an order approving APCo’s request to construct CCR-related investments at the Amos and Mountaineer Plants and approved recovery of CCR-related other operation and maintenance expenses and investments through an active rider. The order denied APCo’s request to construct the ELG investments and denied recovery of previously incurred ELG costs. APCo plans to refile for approval of the ELG investments and previously incurred ELG costs in the first quarter of 2022.

Also in August 2021, the WVPSC approved the request to construct CCR/ELG investments at the Amos and Mountaineer Plants and approved recovery of the West Virginia jurisdictional share of these costs through an active rider. In October 2021, due to the Virginia SCC previously rejecting the ELG investments, the WVPSC issued an order directing APCo to proceed with CCR/ELG compliance plans that would allow the plants to continue operating beyond 2028. The October order further states that APCo will not share capacity and energy from the plants with customers from Virginia if those customers are not paying for ELG compliance costs, or for any new capital investment or continuing operations costs incurred, to allow the plants to operate beyond 2028 or prevent downgrades prior to 2028. The WVPSC also ordered that APCo will be given the opportunity to recover, from West Virginia customers, the new capital and operating costs arising solely from the WVPSC's directive to operate the plants beyond 2028 if the WVPSC finds that the costs are reasonably and prudently incurred. In October and November 2021, intervenors filed petitions for reconsideration at the WVPSC requesting clarification on certain aspects of the order, primarily the jurisdictional allocation of future operating expenses and plant costs.

APCo expects total Amos and Mountaineer Plant ELG investment, excluding AFUDC, to be approximately $197 million. As of December 31, 2021, APCo’s Virginia jurisdictional share of the net book value, before cost of removal including CWIP and inventory, of the Amos and Mountaineer Plants was approximately $1.5 billion and APCo’s Virginia jurisdictional share of its ELG investment balance in CWIP for these plants was $26 million.

If any of the ELG costs are not approved for recovery and/or the retirement dates of the Amos and Mountaineer plants are accelerated to 2028 without commensurate cost recovery, it would reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through December 31, 2021, AEP’s share of ETT’s cumulative revenues that are subject to review is approximately $1.4 billion. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. ETT is required to file for a comprehensive rate review no later than February 1, 2023, during which the $1.4 billion of cumulative revenues above will be subject to review.

I&M Rate Matters (Applies to AEP and I&M)

2021 Indiana Base Rate Case

In July 2021, I&M filed a request with the IURC for a $104 million annual increase in Indiana rates, inclusive of base rates and riders, based upon a proposed 10% ROE. I&M proposed a phased-in annual increase in rates of $73 million effective in May 2022 with the remaining $31 million annual increase in rates to be effective January 2023. The proposed annual increase includes $7 million related to an annual increase in depreciation expense, driven by increased depreciation rates and proposed investments. The request also includes a new AMI rider for proposed meter projects.

In November 2021, I&M and intervenors filed an unopposed joint settlement agreement with the IURC. After adjustments to remove the impact of Rockport Plant, Unit 2, the agreement includes a $61 million annual revenue increase based on a 9.7% ROE. The primary differences between I&M’s requested annual rate increase and the agreed upon settlement increase are primarily due to: (a) changes to the capital structure of I&M, (b) decreased depreciation rates and (c) certain changes to I&M’s proposed rate base. Rockport Plant, Unit 2 costs will be recovered through riders until the lease expiration in December 2022. Adjustments to remove Rockport Plant, Unit 2 costs from base rates are consistent with the IURC’s order approving I&M’s proposed purchase of Rockport Plant, Unit 2. See “Rockport Plant Litigation” section of Note 6 for additional information. In February 2022, the IURC issued an order approving the joint settlement agreement with no modifications. The IURC’s order resulted in a phased-in increase in Indiana rates with a $3 million annual increase effective February 2022 and the remaining $58 million annual increase effective in January 2023.

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

In July 2021, the KPSC issued an order approving the CCR only alternative and rejecting the full CCR and ELG compliance plan. In August 2021, the WVPSC approved the full CCR and ELG compliance plan for the WPCo share of the Mitchell Plant. In September 2021, WPCo submitted a filing with the WVPSC to reopen the CCR/ELG case that was approved by the WVPSC in August 2021. Due to the rejection by the KPSC of the KPCo share of the ELG investments, WPCo requested the WVPSC consider approving the construction and recovery of all ELG costs at the plant. In October 2021, the WVPSC affirmed its August 2021 order approving the construction of CCR/ELG investments and directed WPCo to proceed with CCR/ELG compliance plans that would allow the plant to continue operating beyond 2028. The WVPSC’s order further states WPCo will not share capacity and energy from the plant with KPCo customers if those customers are not paying for ELG compliance costs, or for any new capital investment or continuing operations costs incurred, to allow the plant to operate beyond 2028 or prevent downgrades prior to 2028. The WVPSC also ordered that WPCo will be given the opportunity to recover, from its customers, the new capital and operating costs arising solely from the WVPSC's directive to operate the plant beyond 2028 if the WVPSC finds that the costs are reasonably and prudently incurred. In October and November 2021, intervenors filed petitions for reconsideration at the WVPSC requesting clarification on certain aspects of the order, primarily the jurisdictional allocation of future operating expenses and plant costs.

In November 2021, AEP made filings with the KPSC, WVPSC and FERC seeking approval for a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo pursuant to which WPCo would replace KPCo as the operator of the Mitchell Plant. In February 2022, AEP filed a motion to withdraw its filing with the FERC, noting that AEP intends to re-file its request after the KPSC and WVPSC reviews have been completed. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

As of December 31, 2021, KPCo’s share of the Mitchell Plant’s ELG investment balance in CWIP was $3 million. As of December 31, 2021, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $586 million.

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

In March 2021, OPCo, the PUCO staff and various intervenors filed a joint stipulation and settlement agreement with the PUCO. The agreement includes a $68 million annual decrease in base rates based on an ROE of 9.7%. The difference between OPCo’s requested annual base rate increase and the agreed upon decrease is primarily due to a reduction in the requested ROE, the removal of proposed future energy efficiency costs and a decrease in vegetation management expenses moved to recovery in riders. Additionally, the agreement includes: (a) an increased fixed monthly residential customer charge, (b) the discontinuation of rate decoupling and (c) the continuation of the DIR with annual revenue caps of $57 million in 2021, $91 million in 2022, $116 million in 2023 and $51 million for the first five months of 2024. Annual revenue caps for the DIR can be increased if OPCo achieves certain reliability standards. In November 2021, the PUCO approved the joint stipulation and settlement agreement and rates went into effect in December 2021.

OVEC Cost Recovery Audits

In December 2021, as part of OVEC cost recovery audits pending before the PUCO, intervenors filed positions claiming that costs incurred by OPCo during the 2018-2019 audit period were imprudent and should be disallowed. Management disagrees with these claims and is unable to predict the impact, if any, these disputes may have on future results of operations, financial condition and cash flows. See "OVEC" section of Note 17 for additional information on AEP and OPCo’s investment in OVEC.

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

In September 2021, PSO, OCC staff and certain intervenors filed a contested joint stipulation and settlement agreement with the OCC that included a net annual revenue increase of $51 million based upon a 9.4% ROE. The agreement also included: (a) recovery of, with a debt return on, the Oklaunion Power Station regulatory asset through 2046 and continued recovery of Northeastern Plant, Unit 3 through 2040, (b) updated depreciation rates for plant in service, excluding coal production plant, (c) approval to defer a weighted average cost of capital carrying charge on PSO’s deferred tax asset associated with net operating loss on a stand-alone tax basis beginning in November 2021 and, contingent upon receipt of a supportive private letter ruling from the IRS, approval to collect the deferral through a rider over a 20-month period, (d) modification of the SPP transmission tariff to reduce the scope of tracked transmission expense and (e) modification of the Distribution Reliability and Safety Rider to limit recovery to previously approved projects not in service as of June 2021. PSO implemented an interim annual base rate increase of $51 million starting with the November 2021 billing cycle. In December 2021, the OCC approved the joint stipulation and settlement agreement without modifications. Effective February 2022, interim rates were terminated and updated rates and tariffs went into effect in accordance with the final order.

February 2021 Severe Winter Weather Impacts in SPP

In February 2021, severe winter weather had a significant impact in SPP, resulting in the declaration of Energy Emergency Alert Levels 2 and 3 for the first time in SPP’s history. The winter storm increased the demand for natural gas and restricted the available natural gas supply resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021, to February 20, 2021, PSO’s natural gas expenses and purchases of electricity still to be recovered from customers are $679 million as of December 31, 2021.

In April 2021, the OCC approved a waiver for PSO allowing the deferral of the extraordinary fuel and purchases of electricity, including a carrying charge at an interim rate of 0.75%, over a longer time period than what the FAC traditionally allows. In January 2022, PSO, OCC staff and certain intervenors filed a joint stipulation and settlement agreement with the OCC to approve PSO’s securitization of the extraordinary fuel and purchases of electricity. The agreement includes a determination that all of PSO’s extraordinary fuel and purchases of electricity were prudent and reasonable and a 0.75% carrying charge, subject to true-up based on actual financing costs. In February 2022, the OCC approved the joint stipulation and settlement agreement in its financing order.

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

In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In January 2019, SWEPCo and the PUCT filed petitions for review with the Texas Supreme Court. In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. In addition, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. No parties filed a motion for rehearing with the Texas Supreme Court. In August 2021, the Texas Third Court of Appeals reversed the Texas District Court judgement affirming the PUCT’s order on AFUDC, concluding that the language of the PUCT’s original 2008 order intended to include AFUDC in the Texas jurisdictional capital cost cap, and remanded the case to the PUCT for future proceedings. SWEPCo disagrees with the Court of Appeals decision and submitted a Petition for Review with the Texas Supreme Court in November 2021. The Texas Supreme Court requested responses to the Petition for Review, which are due by the end of March 2022.

If SWEPCo is ultimately unable to recover capitalized Turk Plant costs, including AFUDC in excess of the Texas jurisdictional capital cost cap, it would be expected to result in a pretax net disallowance ranging from $80 million to $100 million. In addition, if AFUDC is ultimately determined to be included in the Texas jurisdictional capital cost cap, SWEPCo estimates it may be required to make customer refunds ranging from $0 to $160 million related to revenues collected from February 2013 through December 2021 and such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis.

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

2020 Texas Base Rate Case

In October 2020, SWEPCo filed a request with the PUCT for a $105 million annual increase in Texas base rates based upon a proposed 10.35% ROE. The request would move transmission and distribution interim revenues recovered through riders into base rates. Eliminating these riders would result in a net annual requested base rate increase of $90 million primarily due to increased investments. The proposed net annual increase: (a) includes $5 million related to vegetation management to maintain and improve the reliability of SWEPCo’s Texas jurisdictional distribution system, (b) requests a $10 million annual depreciation increase and (c) seeks $2 million annually to establish a storm catastrophe reserve. In addition, SWEPCo also requested recovery of the Texas jurisdictional share of the Dolet Hills Power Station of $45 million which was retired in December 2021. SWEPCo subsequently filed a request with the PUCT lowering the requested annual increase in Texas base rates to $100 million which would result in an $85 million net annual base rate increase after moving the proposed riders to rate base.

In January 2022, the PUCT issued a final order approving an annual revenue increase of $39 million based upon a 9.25% ROE. The order also includes: (a) rates implemented retroactively back to March 18, 2021, (b) $5 million of the proposed increase related to vegetation management, (c) $2 million annually to establish a storm catastrophe reserve (d) the creation of a rider that would recover the Dolet Hills Power Station as if it were in rate base until its retirement at the end of 2021 and starting in 2022 the remaining net book value would be recovered as a regulatory asset through 2046. As a result of the final order, SWEPCo recorded a disallowance of $12 million associated with the lack of return on the Dolet Hills Power Station. In February 2022, SWEPCo filed a motion for rehearing with the PUCT challenging several errors in the order, which include challenges of the approved ROE, the denial of a reasonable return or carrying costs on the Dolet Hills Power Station and the calculation of the Texas jurisdictional share of the storm catastrophe reserve.

2020 Louisiana Base Rate Case

In December 2020, SWEPCo filed a request with the LPSC for a $134 million annual increase in Louisiana base rates based upon a proposed 10.35% ROE. SWEPCo subsequently revised the requested annual increase to $114 million to reflect removing hurricane storm restoration costs from the base case filing. The hurricane costs have been requested in a separate storm filing. See “2021 Louisiana Storm Cost Filing” below for more information. The base case filing would extend the formula rate plan for five years and includes modifications to the formula rate plan to allow for forward-looking transmission costs, reflects the impact of net operating losses associated with the acceleration of certain tax benefits and incorporates future federal corporate income tax changes. The proposed net annual increase requests a $32 million annual depreciation increase to recover Louisiana’s share of the Dolet Hills Power Station, Pirkey Power Plant and Welsh Plant, all of which are expected to be retired early.

In July 2021, the LPSC staff filed testimony supporting a $6 million annual increase in base rates based upon a ROE of 9.1% while other intervenors recommended a ROE ranging from 9.35% to 9.8%. The primary differences between SWEPCo’s requested annual increase in base rates and the LPSC staff’s recommendation include: (a) a reduction in depreciation expense, (b) recovery of Dolet Hills Power Station and Pirkey Power Plant in a separate rider mechanism, (c) the rejection of SWEPCo’s proposed adjustment to include a stand-alone net operating loss carryforward deferred tax asset in rate base and (d) a reduction in the proposed ROE.

In September 2021, SWEPCo filed rebuttal testimony supporting a revised requested annual increase in base rates of $95 million. The primary differences in the rebuttal testimony from the previous revised request of $114 million are modifications to the proposed recovery of the Dolet Hills Power Station and revisions to various proposed amortizations. LPSC staff and intervenor responses to SWEPCo’s rebuttal testimony were filed in October 2021. The procedural schedule for the case is on hold due to ongoing settlement discussions.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2021 Arkansas Base Rate Case

In July 2021, SWEPCo filed a request with the APSC for an $85 million annual increase in Arkansas base rates based upon a proposed 10.35% ROE with a capital structure of 48.7% debt and 51.3% common equity. The proposed annual increase includes: (a) a $41 million revenue requirement for the North Central Wind Facilities, (b) a $14 million annual depreciation increase primarily due to recovery of the Dolet Hills Power Station through 2026 and Pirkey Plant and Welsh Plant, Units 1 and 3 through 2037 and (c) a $6 million increase due to SPP costs. SWEPCo requested that rates become effective in June 2022.

APSC staff filed testimony supporting a $47 million annual increase in base rates based upon a ROE of 9.3% while other intervenors recommended a ROE ranging from 8.75% to 9.25%. The primary differences between SWEPCo’s requested annual increase in base rates and the APSC staff’s recommendation include: (a) recovery of the Dolet Hills Power Station through 2046 with no debt or equity return, (b) a reduction in the proposed ROE with a capital structure of 55.5% debt and 44.5% common equity and (c) lower depreciation rates. The APSC staff also recommended future generating facility retirements be treated similar to the Dolet Hills Power Station recommendation of recovery with no debt or equity return. Also, an intervenor recommended no debt or equity return on the Pirkey Power Plant after its retirement, which is currently expected to be in 2023. SWEPCo filed rebuttal testimony in January 2022 revising the requested annual increase in Arkansas base rates to $81 million with rates to be effective in June 2022. A hearing will be held at the APSC in March 2022. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2021 Louisiana Storm Cost Filing

In 2020, Hurricanes Laura and Delta caused power outages and extensive damage to the SWEPCo service territories, primarily impacting the Louisiana jurisdiction. Following both hurricanes, the LPSC issued orders allowing Louisiana utilities, including SWEPCo, to establish regulatory assets to track and defer expenses associated with these storms. In February 2021, severe winter weather impacted the Louisiana jurisdiction and in March 2021, the LPSC approved the deferral of incremental storm restoration expenses related to the winter storm. In October 2021, SWEPCo filed a request with the LPSC for recovery of $145 million in deferred storm costs associated with the three storms. As part of the filing, SWEPCo requested recovery of the carrying charges on the deferred regulatory asset at a weighted average cost of capital through a rider beginning in January 2022. LPSC staff testimony is due to the LPSC in May 2022 and an order is expected before the end of 2022. If any of the storm costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

February 2021 Severe Winter Weather Impacts in SPP

As discussed in the “PSO Rate Matters” section above, severe winter weather had a significant impact in SPP, resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021, to February 20, 2021, SWEPCo’s natural gas expenses and purchases of electricity still to be recovered from customers are $430 million as of December 31, 2021, of which $103 million, $148 million and $179 million is related to the Arkansas, Louisiana and Texas jurisdictions, respectively.

In March 2021, the APSC issued an order authorizing recovery of the Arkansas jurisdictional share of the retail customer fuel costs over five years, with the appropriate carrying charge to be determined at a later date. Subsequently, SWEPCo began recovery of these fuel costs. SWEPCo is currently recovering the fuel costs at an interim carrying charge of 0.3%. In April 2021, SWEPCo filed testimony supporting a five-year recovery with a carrying charge of 6.05%, which has been supported by APSC staff. Various other parties have recommended recovery periods ranging from 5-20 years with a carrying charge of 1.65%. The APSC ordered more testimony regarding the option of utilizing securitization to recover the fuel costs. SWEPCo is awaiting a decision from the APSC. The prudence of these fuel costs is expected to be addressed in a separate proceeding.

In March 2021, the LPSC approved a special order granting a temporary modification to the FAC and shortly after SWEPCo began recovery of its Louisiana jurisdictional share of these fuel costs based on a five-year recovery period inclusive of an interim carrying charge of 3.25%. SWEPCo will work with the LPSC to finalize the actual recovery period and determine the appropriate carrying charge in future proceedings.

In August 2021, SWEPCo filed an application with the PUCT to implement a net interim fuel surcharge for the Texas jurisdictional share of these retail fuel costs. The application requested a five-year recovery with a carrying charge of 7.18%. In October 2021, various intervenors filed testimony supporting a five-year recovery with a carrying charge ranging from 0.82% to 1.625%. In January 2022, an ALJ issued a PFD recommending a four-year recovery with a carrying charge the same as the annually set interest rate used for under-recovered fuel. In February 2022, SWEPCo filed exceptions to the PFD, disagreeing with the short-term interest rate recommended by the ALJ. SWEPCo is awaiting an order from the PUCT.

If SWEPCo is unable to recover any of the costs relating to the extraordinary fuel and purchases of electricity, or obtain authorization of a reasonable carrying charge on these costs, it could reduce future net income and cash flows and impact financial condition.

FERC Rate Matters

FERC SPP Transmission Formula Rate Challenge (Applies to AEP, AEPTCo, PSO and SWEPCo)

In May 2021, certain joint customers submitted a formal challenge at the FERC related to the 2020 Annual Update of the 2019 SPP Transmission Formula Rates of the AEP transmission owning subsidiaries within SPP. Management has reviewed the formal challenge and responses were filed with the FERC in 2021. If the FERC orders revenue refunds or reductions, it could reduce future net income and cash flows and impact financial condition.

Independence Energy Connection Project (Applies to AEP)

In 2016, PJM approved the Independence Energy Connection Project (IEC) and included it in its Regional Transmission Expansion Plan to alleviate congestion. Transource Energy owns the IEC, which is located in Maryland and Pennsylvania. In June 2020, the Maryland Public Service Commission approved a Certificate of Public Convenience and Necessity to construct the portion of the IEC in Maryland. In May 2021, the Pennsylvania Public Utility Commission (PA PUC) denied the IEC certificate for siting and construction of the portion in Pennsylvania. Transource Energy has appealed the PA PUC ruling in Pennsylvania state court and challenged the ruling before the United States District Court for the Middle District of Pennsylvania. The case before the state court is pending and the case before the United States District Court for the Middle District of Pennsylvania is currently suspended, pending the outcome of the case in the Pennsylvania state court.

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. PJM stated that the IEC has not been cancelled and remains necessary to alleviate congestion. As of December 31, 2021, AEP’s share of IEC capital expenditures was approximately $81 million. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is cancelled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

Regulated Generating Units that have been Retired

PSO

The Oklaunion Power Station was retired in September 2020 and sold to a nonaffiliated third-party in October 2020. As part of the 2021 Oklahoma Base Rate Case, PSO received approval from the OCC to recover the Oklaunion Power Station as a regulatory asset through 2046. See “2021 Oklahoma Base Rate Case” section of Note 4 for additional information.

SWEPCo

In April 2016, Welsh Plant, Unit 2 was retired. As part of the 2016 Texas Base Rate Case, the PUCT authorized recovery of SWEPCo’s Texas jurisdictional share of Welsh Plant, Unit 2, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $7 million in 2017. See “2016 Texas Base Rate Case” section of Note 4 for additional information. As part of the 2019 Arkansas Base Rate Case, SWEPCo received approval from the APSC to recover the Arkansas jurisdictional share of Welsh Plant, Unit 2. In December 2020, SWEPCo filed a request with the LPSC to recover the Louisiana jurisdictional share of Welsh Plant, Unit 2. See “2020 Louisiana Base Rate Case” section of Note 4 for additional information. As of December 31, 2021, SWEPCo has a regulatory asset for plant retirement costs pending approval recorded on its balance sheet of $35 million related to the Louisiana jurisdictional share of Welsh Plant, Unit 2.

In December 2021, the Dolet Hills Power Station was retired. As part of the 2020 Texas Base Rate Case, the PUCT authorized recovery of SWEPCo’s Texas jurisdictional share of the Dolet Hills Power Station, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $12 million in December 2021. SWEPCo has also requested recovery of the Dolet Hills Power Station in the Arkansas and Louisiana jurisdictions through base rate cases. See “2020 Texas Base Rate Case”, “2020 Louisiana Base Rate Case” and “2021 Arkansas Base Rate Case” sections of Note 4 for additional information. The Dolet Hills Power Station is currently being recovered through 2026 in the Louisiana jurisdiction and through 2046 in the Arkansas and Texas jurisdictions. As of December 31, 2021, SWEPCo has a regulatory asset for the Dolet Hills Power Station pending approval recorded on its balance sheet of $72 million related to the Arkansas and Louisiana jurisdictional shares.

Regulated Generating Units to be Retired

PSO

In 2014, PSO received final approval from the Federal EPA to close Northeastern Plant, Unit 3, in 2026. The plant was originally scheduled to close in 2040. As a result of the early retirement date, PSO revised the useful life of Northeastern Plant, Unit 3, to the projected retirement date of 2026 and the incremental depreciation is being deferred as a regulatory asset. As part of the 2021 Oklahoma Base Rate Case, PSO will continue to recover Northeastern Plant, Unit 3 through 2040. See “2021 Oklahoma Base Rate Case” section of Note 4 for additional information.

SWEPCo

In November 2020, management announced plans to retire Pirkey Power Plant in 2023 and that it will cease using coal at the Welsh Plant in 2028. As a result of the announcement, SWEPCo began recording a regulatory asset for accelerated depreciation.

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of December 31, 2021, of generating facilities planned for early retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date	Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$167.2	$128.1	$20.0	(b)	2026	(c)	$14.9
Pirkey Power Plant	120.0	87.0	39.3		2023	(d)	13.5
Welsh Plant, Units 1 and 3	475.2	45.9	58.4	(e)	2028	(f)	36.4

(a)Represents the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(b)Includes Northeastern Plant, Unit 4, which was retired in 2016. Removal of Northeastern Plant, Unit 4, will be performed with Northeastern Plant, Unit 3, after retirement.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)Pirkey Power Plant is currently being recovered through 2025 in the Louisiana jurisdiction and through 2045 in the Arkansas and Texas jurisdictions.
(e)Includes Welsh Plant, Unit 2, which was retired in 2016. Removal of Welsh Plant, Unit 2, will be performed with Welsh Plant, Units 1 and 3, after retirement.
(f)Unit 1 is being recovered through 2027 in the Louisiana jurisdiction and through 2037 in the Arkansas and Texas jurisdictions. Unit 3 is being recovered through 2032 in the Louisiana jurisdiction and through 2042 in the Arkansas and Texas jurisdictions.

Dolet Hills Power Station and Related Fuel Operations (Applies to AEP and SWEPCo)

In 2020, management of SWEPCo and CLECO determined DHLC would not proceed developing additional Oxbow Lignite Company (Oxbow) mining areas for future lignite extraction and ceased extraction of lignite at the mine in May 2020. In April 2020, SWEPCo and CLECO jointly filed a notification letter to the LPSC providing notice of the cessation of lignite mining. In December 2021, the Dolet Hills Power Station was retired.

The Dolet Hills Power Station non-fuel costs are recoverable by SWEPCo through base rates. As of December 31, 2021, SWEPCo’s share of the net investment in the Dolet Hills Power Station is $108 million, including materials and supplies, net of cost of removal collected in rates.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses. As of December 31, 2021, SWEPCo had a net under-recovered fuel balance of $144 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Dolet Hills Power Station. Additional reclamation and other land-related costs incurred by DHLC and Oxbow will be billed to SWEPCo and included in existing fuel clauses.

In June 2020, SWEPCo filed a fuel reconciliation with the PUCT for its retail operations in Texas, including Dolet Hills, for the reconciliation period of March 1, 2017 to December 31, 2019. See “2020 Texas Fuel Reconciliation” below for additional information.

In March 2021, the LPSC issued an order allowing SWEPCo to recover up to $20 million of fuel costs in 2021 and defer approximately $30 million of additional costs with a recovery period to be determined at a later date. In November 2021, the LPSC issued a directive which deferred the issues regarding modification of the level and timing of recovery of the Dolet Hills Power Station from SWEPCo’s pending rate case to a separate existing docket. In addition, the recovery of the deferred fuel costs are planned to be addressed.

In March 2021, the APSC approved fuel rates that provide recovery of the Arkansas share of the 2021 Dolet Hills Power Station fuel costs over five years through the existing fuel clause. In the Arkansas base case, Staff proposed an extension of the recovery period to 25 years. See “2021 Arkansas Base Rate Case” section of Note 4 for additional information.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Pirkey Power Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In 2020, management announced plans to retire the Pirkey Power Plant in 2023. The Pirkey Power Plant non-fuel costs are recoverable by SWEPCo through base rates and fuel costs are recovered through active fuel clauses. As of December 31, 2021, SWEPCo’s share of the net investment in the Pirkey Power Plant is $207 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Power Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $91 million as of December 31, 2021. Also, as of December 31, 2021, SWEPCo had a net under-recovered fuel balance of $144 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Pirkey Power Plant. Additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2020 Texas Fuel Reconciliation (Applies to AEP and SWEPCo)

In June 2020, SWEPCo filed a fuel reconciliation with the PUCT for its retail operations in Texas for the reconciliation period of March 1, 2017 to December 31, 2019. The fuel reconciliation included total fuel costs of $1.7 billion ($616 million of which is related to the Texas jurisdiction). In January 2021, various parties filed testimony recommending fuel cost disallowances totaling $125 million relating to the Texas jurisdiction. Also in January 2021, SWEPCo filed rebuttal testimony disputing the recommended disallowances. In February 2021, SWEPCo and various parties reached a settlement in principle which resulted in a $10 million reduction in recoverable fuel costs for the reconciliation period, which was recognized in SWEPCo’s 2020 financial statements. In November 2021, the settlement was approved by the PUCT.

Regulatory Assets and Liabilities

Regulatory assets and liabilities are comprised of the following items:

	AEP
	December 31,		Remaining Recovery Period
	2021 (a)	2020
Current Regulatory Assets	(in millions)
Under-recovered Fuel Costs - earns a return	$409.4	$41.4	1 year
Under-recovered Fuel Costs - does not earn a return	175.7	49.3	1 year
Unrecovered Winter Storm Fuel Costs - earns a return (b)	62.7	—	1 year
Total Current Regulatory Assets	$647.8	$90.7

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs	$367.5	$—
Pirkey Power Plant Accelerated Depreciation	87.0	12.2
Dolet Hills Power Station Accelerated Depreciation	72.3	71.2
Welsh Plant, Units 1 and 3 Accelerated Depreciation	45.9	3.6
Plant Retirement Costs - Unrecovered Plant, Louisiana	35.2	35.2
Dolet Hills Power Station Fuel Costs - Louisiana	30.9	—
Kentucky Deferred Purchased Power Expenses	—	41.3
Oklaunion Power Station Accelerated Depreciation	—	34.4
Other Regulatory Assets Pending Final Regulatory Approval	9.2	22.8
Total Regulatory Assets Currently Earning a Return	648.0	220.7
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	256.9	134.2
Plant Retirement Costs - Asset Retirement Obligation Costs	25.9	25.9
COVID-19	11.2	24.9
Other Regulatory Assets Pending Final Regulatory Approval	43.9	36.5
Total Regulatory Assets Currently Not Earning a Return	337.9	221.5

Total Regulatory Assets Pending Final Regulatory Approval	985.9	442.2

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs	679.3	—	(c)
Plant Retirement Costs - Unrecovered Plant (d)	522.2	713.1	25 years
Rockport Plant Dry Sorbent Injection System and Selective Catalytic Reduction	66.6	34.4	7 years
Meter Replacement Costs	44.9	55.5	6 years
Ohio Distribution Decoupling	41.6	46.6	2 years
Environmental Control Projects	36.2	38.6	19 years
Cook Plant Uprate Project	27.7	30.2	12 years
Storm-Related Costs	17.4	11.5	3 years
Plant Retirement Costs - Asset Retirement Obligation Costs	—	107.1
Other Regulatory Assets Approved for Recovery	99.2	94.4	various
Total Regulatory Assets Currently Earning a Return	1,535.1	1,131.4
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	677.0	1,088.6	12 years
Plant Retirement Costs - Asset Retirement Obligation Costs	293.2	212.7	21 years
Unamortized Loss on Reacquired Debt	111.2	120.0	27 years
Unrealized Loss on Forward Commitments	100.8	111.3	11 years
Plant Retirement Costs - Unrecovered Plant, Texas	51.9	16.1	25 years
Peak Demand Reduction/Energy Efficiency	40.8	27.0	5 years
Virginia Transmission Rate Adjustment Clause	37.2	18.8	2 years
Cook Plant Nuclear Refueling Outage Levelization	32.0	39.5	3 years
Texas Transmission Cost Recovery Factor	30.6	4.6	2 years
Vegetation Management	29.3	67.8	4 years
Postemployment Benefits	29.1	29.1	3 years
PJM/SPP Annual Formula Rate True-up	17.6	33.0	2 years
Fuel and Purchased Power Adjustment Rider	12.1	24.0	2 years
OVEC Purchased Power	—	27.4
Other Regulatory Assets Approved for Recovery	158.5	133.5	various
Total Regulatory Assets Currently Not Earning a Return	1,621.3	1,953.4

Total Regulatory Assets Approved for Recovery	3,156.4	3,084.8

Total Noncurrent Regulatory Assets	$4,142.3	$3,527.0

(a)2021 amounts exclude $485 million of regulatory assets classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(b)Unrecovered Winter Storm Fuel Costs are pending final regulatory approval as of December 31, 2021. The current asset balance represents amounts expected to be recovered in the Arkansas and Louisiana jurisdictions over the next 12 months. See “February 2021 Severe Winter Weather Impacts in SPP” section of SWEPCo Rate Matters in Note 4 for additional information.
(c)In February 2022, the OCC approved PSO’s securitization of the Unrecovered Winter Storm Fuel Costs. The timing of securitization is to be determined. See ”February 2021 Severe Winter Weather Impacts in SPP” section of PSO Rate Matters in Note 4 for additional information.
(d)Northeastern Plant, Unit 3 is approved for recovery through 2040, but expected to retire in 2026. PSO records a regulatory asset for accelerated depreciation. See “Regulated Generating Units to be Retired” section above for additional information.

	AEP
	December 31,		Remaining
	2021 (a)	2020	Refund Period
Current Regulatory Liabilities	(in millions)
Over-recovered Fuel Costs - pays a return	$—	$27.6
Over-recovered Fuel Costs - does not pay a return	1.5	25.0	1 year
Total Current Regulatory Liabilities	$1.5	$52.6

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Other Regulatory Liabilities Pending Final Regulatory Determination	$—	$2.5
Total Regulatory Liabilities Currently Paying a Return	—	2.5
Regulatory Liabilities Currently Not Paying a Return
Other Regulatory Liabilities Pending Final Regulatory Determination	0.2	1.5
Total Regulatory Liabilities Currently Not Paying a Return	0.2	1.5
Income Tax Related Regulatory Liabilities (b)
Excess ADIT Associated with Certain Depreciable Property	—	291.6
Excess ADIT that is Not Subject to Rate Normalization Requirements (c) (d)	262.2	193.3
Total Income Tax Related Regulatory Liabilities	262.2	484.9

Total Regulatory Liabilities Pending Final Regulatory Determination	262.4	488.9

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	3,172.1	3,061.9	(e)
Deferred Investment Tax Credits	2.1	4.1	32 years
Other Regulatory Liabilities Approved for Payment	33.1	25.2	various
Total Regulatory Liabilities Currently Paying a Return	3,207.3	3,091.2
Regulatory Liabilities Currently Not Paying a Return
Excess Nuclear Decommissioning Funding	1,939.7	1,476.6	(f)
Deferred Investment Tax Credits	248.5	216.7	35 years
Spent Nuclear Fuel	49.5	43.1	(f)
PJM Transmission Enhancement Refund	42.9	56.2	4 years
2017-2019 Virginia Triennial Revenue Provision	41.6	44.2	27 years
Unrealized Gain on Forward Commitments	37.2	11.7	3 years
Peak Demand Reduction/Energy Efficiency	28.6	26.3	2 years
Transition and Restoration Charges - Texas	26.3	48.2	8 years
Other Regulatory Liabilities Approved for Payment	90.9	82.9	various
Total Regulatory Liabilities Currently Not Paying a Return	2,505.2	2,005.9
Income Tax Related Regulatory Liabilities (b)
Excess ADIT Associated with Certain Depreciable Property	3,556.7	3,485.7	(g)
Excess ADIT that is Not Subject to Rate Normalization Requirements	386.5	714.9	7 years
Income Taxes Subject to Flow Through	(1,231.8)	(1,407.9)	52 years
Total Income Tax Related Regulatory Liabilities	2,711.4	2,792.7

Total Regulatory Liabilities Approved for Payment	8,423.9	7,889.8

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$8,686.3	$8,378.7

(a)2021 amounts exclude $148 million of regulatory liabilities classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(b)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(c)2021 and 2020 amounts include approximately $173 million and $173 million, respectively, related to AEP Transmission Holdco’s investment in ETT and Transource Energy.  AEP Transmission Holdco expects to amortize the balance commensurate with the return of Excess ADIT to ETT and Transource Energy’s customers.
(d)2021 amount includes $70 million for Excess ADIT as a result of changes in various state income tax rates. See the “Federal and State Tax Legislation” section of Note 12 for additional information.
(e)Relieved as removal costs are incurred.
(f)Relieved when plant is decommissioned.
(g)Refunded using ARAM.

	AEP Texas
	December 31,		Remaining Recovery Period
Regulatory Assets:	2021	2020
	(in millions)
Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Advanced Metering System	$—	$16.3
Total Regulatory Assets Currently Earning a Return	—	16.3
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	22.4	0.8
Vegetation Management Program	5.2	3.8
Texas Retail Electric Provider Bad Debt Expense	4.1	—
COVID-19	2.1	10.5
Other Regulatory Assets Pending Final Regulatory Approval	7.4	1.5
Total Regulatory Assets Currently Not Earning a Return	41.2	16.6

Total Regulatory Assets Pending Final Regulatory Approval	41.2	32.9

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Meter Replacement Costs	22.7	29.3	5 years
Advanced Metering System	10.6	—	1 year
Other Regulatory Assets Approved for Recovery	2.1	—	various
Total Regulatory Assets Currently Earning a Return	35.4	29.3
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	119.0	145.0	12 years
Texas Transmission Cost Recovery Factor	30.6	4.6	2 years
Vegetation Management Program	17.4	22.4	4 years
Peak Demand Reduction/Energy Efficiency	14.5	7.7	2 years
Storm-Related Costs	12.8	17.1	3 years
Other Regulatory Assets Approved for Recovery	4.3	7.8	various
Total Regulatory Assets Currently Not Earning a Return	198.6	204.6

Total Regulatory Assets Approved for Recovery	234.0	233.9

Total Noncurrent Regulatory Assets	$275.2	$266.8

	AEP Texas
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2021	2020
	(in millions)
Noncurrent Regulatory Liabilities and
Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Other Regulatory Liabilities Pending Final Regulatory Determination	$—	$2.5
Total Regulatory Liabilities Currently Paying a Return	—	2.5
Income Tax Related Regulatory Liabilities (a)
Excess ADIT that is Not Subject to Rate Normalization Requirements	13.0	(8.2)
Total Income Tax Related Regulatory Liabilities	13.0	(8.2)

Total Regulatory Liabilities Pending Final Regulatory Determination	13.0	(5.7)

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	744.7	718.3	(b)
Other Regulatory Liabilities Approved for Payment	4.8	5.3	various
Total Regulatory Liabilities Currently Paying a Return	749.5	723.6
Regulatory Liabilities Currently Not Paying a Return
Transition and Restoration Charges	26.3	48.2	8 years
Deferred Investment Tax Credits	6.8	8.5	12 years
Other Regulatory Liabilities Approved for Payment	1.1	1.2	various
Total Regulatory Liabilities Currently Not Paying a Return	34.2	57.9
Income Tax Related Regulatory Liabilities (a)
Excess ADIT Associated with Certain Depreciable Property	498.8	506.0	(c)
Excess ADIT that is Not Subject to Rate Normalization Requirements	—	41.7
Income Taxes Subject to Flow Through	(53.5)	(52.7)	35 years
Total Income Tax Related Regulatory Liabilities	445.3	495.0

Total Regulatory Liabilities Approved for Payment	1,229.0	1,276.5

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,242.0	$1,270.8

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded using ARAM.

	AEPTCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2021	2020
	(in millions)
Noncurrent Regulatory Assets
Regulatory assets approved for recovery:

Regulatory Assets Currently Not Earning a Return
PJM/SPP Annual Formula Rate True-up	$8.5	$15.1	2 years
Total Regulatory Assets Approved for Recovery	8.5	15.1

Total Noncurrent Regulatory Assets	$8.5	$15.1

	AEPTCo
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2021 (a)	2020
	(in millions)
Noncurrent Regulatory Liabilities
Regulatory liabilities pending final regulatory determination:

Income Tax Related Regulatory Liabilities (b)
Excess ADIT that is Not Subject to Rate Normalization Requirements (c)	$8.7	$—
Total Regulatory Liabilities Pending Final Regulatory Determination	8.7	—

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	271.4	198.6	(d)
Total Regulatory Liabilities Currently Paying a Return	271.4	198.6
Income Tax Related Regulatory Liabilities (b)
Excess ADIT Associated with Certain Depreciable Property	522.6	531.5	(e)
Excess ADIT that is Not Subject to Rate Normalization Requirements	(26.2)	(30.6)	7 years
Income Taxes Subject to Flow Through	(132.4)	(117.7)	36 years
Total Income Tax Related Regulatory Liabilities	364.0	383.2

Total Regulatory Liabilities Approved for Payment	635.4	581.8

Total Noncurrent Regulatory Liabilities	$644.1	$581.8

(a)2021 amounts exclude $8 million of regulatory liabilities classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(b)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(c)Amount represents regulatory liabilities for Excess ADIT as a result of changes in various state income tax rates. See the “Federal and State Tax Legislation” section of Note 12 for additional information.
(d)Relieved as removal costs are incurred.
(e)Refunded using ARAM.

	APCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2021	2020
	(in millions)
Current Regulatory Assets
Under-recovered Fuel Costs - earns a return	$127.2	$3.3	1 year
Under-recovered Fuel Costs - does not earn a return	74.1	2.0	1 year
Total Current Regulatory Assets	$201.3	$5.3

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
COVID-19 - Virginia	$6.8	$3.7
Total Regulatory Assets Currently Earning a Return	6.8	3.7
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	68.8	3.4
Plant Retirement Costs - Asset Retirement Obligation Costs	25.9	25.9
Environmental Expense Deferral - Virginia	—	9.3
Other Regulatory Assets Pending Final Regulatory Approval	3.6	1.5
Total Regulatory Assets Currently Not Earning a Return	98.3	40.1

Total Regulatory Assets Pending Final Regulatory Approval	105.1	43.8

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	110.0	122.4	22 years
Other Regulatory Assets Approved for Recovery	0.4	1.0	various
Total Regulatory Assets Currently Earning a Return	110.4	123.4
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs	293.1	202.7	15 years
Unamortized Loss on Reacquired Debt	78.2	82.1	24 years
Pension and OPEB Funded Status	62.7	114.4	12 years
Virginia Transmission Rate Adjustment Clause	37.2	18.8	2 years
Peak Demand Reduction/Energy Efficiency	17.8	16.8	5 years
Environmental Compliance Costs	13.7	—	2 years
Postemployment Benefits	13.3	13.5	3 years
Vegetation Management Program - West Virginia	11.9	45.4	2 years
PJM Annual Formula Rate True-up	3.5	12.7	2 years
Other Regulatory Assets Approved for Recovery	10.7	12.7	various
Total Regulatory Assets Currently Not Earning a Return	542.1	519.1

Total Regulatory Assets Approved for Recovery	652.5	642.5

Total Noncurrent Regulatory Assets	$757.6	$686.3

	APCo
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2021	2020
	(in millions)
Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Income Tax Related Regulatory Liabilities (a)
Excess ADIT that is Not Subject to Rate Normalization Requirements (b)	$4.5	$—
Total Regulatory Liabilities Pending Final Regulatory Determination	4.5	—

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	703.3	678.9	(c)
Deferred Investment Tax Credits	0.3	0.3	32 years
Total Regulatory Liabilities Currently Paying a Return	703.6	679.2
Regulatory Liabilities Currently Not Paying a Return
2017-2019 Virginia Triennial Revenue Provision	41.6	44.2	27 years
Unrealized Gain on Forward Commitments	28.2	5.5	3 years
PJM Transmission Enhancement Refund	13.0	16.3	4 years
Other Regulatory Liabilities Approved for Payment	15.0	6.8	various
Total Regulatory Liabilities Currently Not Paying a Return	97.8	72.8
Income Tax Related Regulatory Liabilities (a)
Excess ADIT Associated with Certain Depreciable Property	663.6	690.0	(d)
Excess ADIT that is Not Subject to Rate Normalization Requirements	83.6	139.1	7 years
Income Taxes Subject to Flow Through	(314.3)	(356.4)	23 years
Total Income Tax Related Regulatory Liabilities	432.9	472.7

Total Regulatory Liabilities Approved for Payment	1,234.3	1,224.7

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,238.8	$1,224.7

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Amount represents regulatory liabilities for Excess ADIT as a result of a change in the state income tax apportionment formula in West Virginia. See the “Federal and State Tax Legislation” section of Note 12 for additional information.
(c)Relieved as removal costs are incurred.
(d)Refunded using ARAM.

	I&M
	December 31,		Remaining Recovery Period
Regulatory Assets:	2021	2020
	(in millions)
Current Regulatory Assets
Under-recovered Fuel Costs, Michigan - earns a return	$6.4	$5.4	1 year
Total Current Regulatory Assets	$6.4	$5.4

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.1	$0.5
Total Regulatory Assets Currently Earning a Return	0.1	0.5
Regulatory Assets Currently Not Earning a Return
COVID-19	1.7	3.8
Other Regulatory Assets Pending Final Regulatory Approval	1.9	—
Total Regulatory Assets Currently Not Earning a Return (a)	3.6	3.8

Total Regulatory Assets Pending Final Regulatory Approval	3.7	4.3

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	170.8	191.5	7 years
Rockport Plant Dry Sorbent Injection System and Selective Catalytic Reduction	66.6	34.4	7 years
Cook Plant Uprate Project	27.7	30.2	12 years
Deferred Cook Plant Life Cycle Management Project Costs	13.1	14.1	13 years
Cook Plant Turbine	9.7	11.1	17 years
Cook Plant Study Costs - Indiana	9.4	10.1	14 years
Other Regulatory Assets Approved for Recovery	6.0	7.0	various
Total Regulatory Assets Currently Earning a Return	303.3	298.4
Regulatory Assets Currently Not Earning a Return
Cook Plant Nuclear Refueling Outage Levelization	32.0	39.5	3 years
PJM Costs and Off-system Sales Margin Sharing - Indiana	15.1	—	2 years
Unamortized Loss on Reacquired Debt	14.2	15.7	27 years
Storm-Related Costs - Indiana	12.6	0.3	2 years
Postemployment Benefits	9.0	4.9	3 years
Unrealized Loss on Forward Commitments	7.2	—	3 years
Pension and OPEB Funded Status	—	25.7
Other Regulatory Assets Approved for Recovery	13.8	16.0	various
Total Regulatory Assets Currently Not Earning a Return	103.9	102.1

Total Regulatory Assets Approved for Recovery	407.2	400.5

Total Noncurrent Regulatory Assets	$410.9	$404.8

(a)In February 2022, the IURC issued an order approving Indiana jurisdictional COVID-19 costs and certain other regulatory assets totaling $3 million. See “2021 Indiana Base Rate Case” section of Note 4 for additional information.

	I&M
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2021	2020
	(in millions)
Current Regulatory Liabilities
Over-recovered Fuel Costs, Indiana - does not pay a return	$1.5	$20.8	1 year
Total Current Regulatory Liabilities	$1.5	$20.8

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	$179.7	$168.2	(a)
Other Regulatory Liabilities Approved for Payment	21.9	17.4	various
Total Regulatory Liabilities Currently Paying a Return	201.6	185.6
Regulatory Liabilities Currently Not Paying a Return
Excess Nuclear Decommissioning Funding	1,939.7	1,476.6	(b)
Spent Nuclear Fuel	49.5	43.1	(b)
Pension OPEB Funded Status	27.6	—	12 years
Deferred Investment Tax Credits	22.4	21.3	29 years
Rockport Plant, Unit 2 Selective Catalytic Reduction	10.6	8.9	2 years
PJM Transmission Enhancement Refund	7.9	9.9	4 years
PJM Costs and Off-system Sales Margin Sharing - Indiana	—	13.3
Other Regulatory Liabilities Approved for Payment	6.0	28.4	various
Total Regulatory Liabilities Currently Not Paying a Return	2,063.7	1,601.5
Income Tax Related Regulatory Liabilities (c)
Excess ADIT Associated with Certain Depreciable Property	433.6	450.6	(d)
Excess ADIT that is Not Subject to Rate Normalization Requirements	90.2	136.2	3 years
Income Taxes Subject to Flow Through	(341.2)	(332.0)	20 years
Total Income Tax Related Regulatory Liabilities	182.6	254.8

Total Regulatory Liabilities Approved for Payment	2,447.9	2,041.9

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$2,447.9	$2,041.9

(a)Relieved as removal costs are incurred.
(b)Relieved when plant is decommissioned.
(c)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(d)Refunded using ARAM.

	OPCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2021	2020
	(in millions)
Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$3.8	$4.0
COVID-19	—	4.4
Total Regulatory Assets Pending Final Regulatory Approval	3.8	8.4

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Ohio Distribution Decoupling	41.6	46.6	2 years
Ohio Economic Development Rider	10.1	1.3	2 years
Ohio Basic Transmission Cost Rider	5.2	12.3	2 years
Total Regulatory Assets Currently Earning a Return	56.9	60.2
Regulatory Assets Currently Not Earning a Return
Unrealized Loss on Forward Commitments	92.1	110.0	11 years
Pension and OPEB Funded Status	83.3	130.7	12 years
Smart Grid Costs	19.3	19.2	2 years
Ohio Enhanced Service Reliability Plan	9.5	—	2 years
PJM Load Service Entity Formula Rate True-up	7.5	—	2 years
Postemployment Benefits	6.2	6.7	3 years
Distribution Investment Rider	2.1	7.4	2 years
OVEC Purchased Power	—	27.4
Other Regulatory Assets Approved for Recovery	12.3	15.8	various
Total Regulatory Assets Currently Not Earning a Return	232.3	317.2

Total Regulatory Assets Approved for Recovery	289.2	377.4

Total Noncurrent Regulatory Assets	$293.0	$385.8

	OPCo
	December 31,		Remaining Refund Period
	2021	2020
Regulatory Liabilities:	(in millions)

Current Regulatory Liabilities
Over-recovered Fuel Costs - does not pay a return	$—	$3.9
Total Current Regulatory Liabilities	$—	$3.9

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Not Paying a Return
Other Regulatory Liabilities Pending Final Regulatory Determination	$0.2	$0.2
Total Regulatory Liabilities Pending Final Regulatory Determination	0.2	0.2

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	467.6	458.4	(a)
Total Regulatory Liabilities Currently Paying a Return	467.6	458.4
Regulatory Liabilities Currently Not Paying a Return
Peak Demand Reduction/Energy Efficiency	22.5	19.9	2 years
PJM Transmission Enhancement Refund	19.6	24.5	4 years
Over-recovered Fuel Costs	15.2	—	11 years
OVEC Purchased Power	14.8	—	2 years
Ohio Enhanced Service Reliability Plan	—	5.7
Other Regulatory Liabilities Approved for Payment	0.4	0.7	various
Total Regulatory Liabilities Currently Not Paying a Return	72.5	50.8
Income Tax Related Regulatory Liabilities (b)
Excess ADIT Associated with Certain Depreciable Property	325.0	334.6	(c)
Excess ADIT that is Not Subject to Rate Normalization Requirements	190.8	223.9	7 years
Income Taxes Subject to Flow Through	(35.2)	(62.7)	30 years
Total Income Tax Related Regulatory Liabilities	480.6	495.8

Total Regulatory Liabilities Approved for Payment	1,020.7	1,005.0

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,020.9	$1,005.2

(a)Relieved as removal costs are incurred.
(b)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(c)Refunded using ARAM.

	PSO
	December 31,		Remaining Recovery Period
	2021	2020
Regulatory Assets:	(in millions)

Current Regulatory Assets
Under-recovered Fuel Costs - earns a return	$194.6	$30.1	1 year
Total Current Regulatory Assets	$194.6	$30.1

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Oklaunion Power Station Accelerated Depreciation	$—	$34.4
Total Regulatory Assets Currently Earning a Return	—	34.4
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	13.9	15.8
COVID-19	0.3	0.3
Total Regulatory Assets Currently Not Earning a Return	14.2	16.1

Total Regulatory Assets Pending Final Regulatory Approval	14.2	50.5

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs	679.3	—	(a)
Plant Retirement Costs - Unrecovered Plant (b)	227.6	180.8	25 years
Environmental Control Projects	25.2	26.5	19 years
Meter Replacement Costs	22.2	26.2	6 years
Storm-Related Costs	17.4	11.5	3 years
Red Rock Generating Facility	7.9	8.2	35 years
Other Regulatory Assets Approved for Recovery	1.9	0.5	various
Total Regulatory Assets Currently Earning a Return	981.5	253.7
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	22.9	52.3	12 years
Unamortized Loss on Reacquired Debt	5.7	6.1	17 years
Other Regulatory Assets Approved for Recovery	13.1	12.4	various
Total Regulatory Assets Currently Not Earning a Return	41.7	70.8

Total Regulatory Assets Approved for Recovery	1,023.2	324.5

Total Noncurrent Regulatory Assets	$1,037.4	$375.0

(a)In February 2022, the OCC approved PSO’s securitization of the Unrecovered Winter Storm Fuel Costs. The timing of securitization is to be determined. See ”February 2021 Severe Winter Weather Impacts in SPP” section of PSO Rate Matters in Note 4 for additional information.
(b)Northeastern Plant, Unit 3 is approved for recovery through 2040, but expected to retire in 2026. PSO records a regulatory asset for accelerated depreciation. See “Regulated Generating Units to be Retired” section above for additional information.

	PSO
	December 31,		Remaining Refund Period
	2021	2020
Regulatory Liabilities:	(in millions)

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Income Tax Related Regulatory Liabilities (a)
Excess ADIT that is Not Subject to Rate Normalization Requirements (b)	$56.2	$—
Total Regulatory Liabilities Pending Final Regulatory Determination	$56.2	$—

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	$300.2	$289.9	(c)
Total Regulatory Liabilities Currently Paying a Return	300.2	289.9
Regulatory Liabilities Currently Not Paying a Return
Deferred Investment Tax Credits	50.8	51.0	23 years
Other Regulatory Liabilities Approved for Payment	4.3	1.3	various
Total Regulatory Liabilities Currently Not Paying a Return	55.1	52.3
Income Tax Related Regulatory Liabilities (a)
Excess ADIT Associated with Certain Depreciable Property	389.3	397.0	(d)
Excess ADIT that is Not Subject to Rate Normalization Requirements	46.4	71.3	3 years
Income Taxes Subject to Flow Through	(11.9)	(8.3)	28 years
Total Income Tax Related Regulatory Liabilities	423.8	460.0

Total Regulatory Liabilities Approved for Payment	779.1	802.2

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$835.3	$802.2

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Amount represents regulatory liabilities for Excess ADIT as a result of a change in the state income tax rate. See the “Federal and State Tax Legislation” section of Note 12 for additional information.
(c)Relieved as removal costs are incurred.
(d)Refunded using ARAM.

	SWEPCo
	December 31,		Remaining Recovery Period
	2021	2020
Regulatory Assets:	(in millions)

Current Regulatory Assets
Under-recovered Fuel Costs - earns a return (a)	$81.2	$2.6	1 year
Unrecovered Winter Storm Fuel Costs - earns a return (b)	62.7	—	1 year
Total Current Regulatory Assets	$143.9	$2.6

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs	$367.5	$—
Pirkey Power Plant Accelerated Depreciation	87.0	12.2
Dolet Hills Power Station Accelerated Depreciation (c)	72.3	71.2
Welsh Plant, Units 1 and 3 Accelerated Depreciation	45.9	3.6
Plant Retirement Costs - Unrecovered Plant, Louisiana	35.2	35.2
Dolet Hills Power Station Fuel Costs - Louisiana	30.9	—
Other Regulatory Assets Pending Final Regulatory Approval	2.4	2.2
Total Regulatory Assets Currently Earning a Return	641.2	124.4
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	148.0	99.3
Asset Retirement Obligation - Louisiana	10.3	9.1
Other Regulatory Assets Pending Final Regulatory Approval	18.4	14.5
Total Regulatory Assets Currently Not Earning a Return	176.7	122.9

Total Regulatory Assets Pending Final Regulatory Approval	817.9	247.3

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant, Arkansas	13.7	14.4	21 years
Environmental Controls Projects	11.0	12.1	11 years
Other Regulatory Assets Approved for Recovery	5.2	7.1	various
Total Regulatory Assets Currently Earning a Return	29.9	33.6
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	73.8	89.1	12 years
Plant Retirement Costs - Unrecovered Plant, Texas	51.9	16.1	25 years
Dolet Hills Power Station Fuel Costs - Arkansas	13.0	—	5 years
Other Regulatory Assets Approved for Recovery	18.8	17.0	various
Total Regulatory Assets Currently Not Earning a Return	157.5	122.2

Total Regulatory Assets Approved for Recovery	187.4	155.8

Total Noncurrent Regulatory Assets	$1,005.3	$403.1

(a)2021 amount includes Arkansas, Louisiana and Texas jurisdictions. 2020 amount includes Louisiana jurisdiction.
(b)Unrecovered Winter Storm Fuel Costs are pending final regulatory approval as of December 31, 2021. The current asset balance represents amounts expected to be recovered in the Arkansas and Louisiana jurisdictions over the next 12 months. See “February 2021 Severe Winter Weather Impacts in SPP” section of SWEPCo Rate Matters in Note 4 for additional information.
(c)2021 amount includes Arkansas and Louisiana jurisdictions. 2020 amount includes Arkansas, Louisiana and Texas jurisdictions.

	SWEPCo
	December 31,		Remaining Refund Period
	2021	2020
Regulatory Liabilities:	(in millions)

Current Regulatory Liabilities
Over-recovered Fuel Costs - pays a return (a)	$—	$37.6
Total Current Regulatory Liabilities	$—	$37.6

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Income Tax Related Regulatory Liabilities (b)
Excess ADIT Associated with Certain Depreciable Property	$—	$291.6
Excess ADIT that is Not Subject to Rate Normalization Requirements	—	21.8
Total Regulatory Liabilities Pending Final Regulatory Determination	—	313.4

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	461.3	470.9	(c)
Other Regulatory Liabilities Approved for Payment	2.4	2.4	various
Total Regulatory Liabilities Currently Paying a Return	463.7	473.3
Regulatory Liabilities Currently Not Paying a Return
Vegetation Management Costs - Texas	4.8	0.1	2 years
Unrealized Gains on Forward Commitments	3.7	0.2	2 years
Peak Demand Reduction/Energy Efficiency	2.6	5.2	2 years
Other Regulatory Liabilities Approved for Payment	1.9	2.7	various
Total Regulatory Liabilities Currently Not Paying a Return	13.0	8.2
Income Tax Related Regulatory Liabilities (b)
Excess ADIT Associated with Certain Depreciable Property	609.0	332.5	(d)
Excess ADIT that is Not Subject to Rate Normalization Requirements	7.0	11.5	1 year
Income Taxes Subject to Flow Through	(285.8)	(275.5)	27 years
Total Income Tax Related Regulatory Liabilities	330.2	68.5

Total Regulatory Liabilities Approved for Payment	806.9	550.0

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$806.9	$863.4

(a)2020 amount includes Arkansas and Texas jurisdictions.
(b)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
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

In accordance with the accounting guidance for “Commitments”, the following tables summarize the Registrants’ actual contractual commitments as of December 31, 2021:

Contractual Commitments - AEP	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)(b)(c)	$706.4	$584.9	$167.8	$301.8	$1,760.9
Energy and Capacity Purchase Contracts	147.8	309.5	291.7	664.4	1,413.4
Total	$854.2	$894.4	$459.5	$966.2	$3,174.3

Contractual Commitments - APCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)(c)	$266.9	$171.8	$18.7	$18.4	$475.8
Energy and Capacity Purchase Contracts	40.4	81.8	80.4	150.0	352.6
Total	$307.3	$253.6	$99.1	$168.4	$828.4

Contractual Commitments - I&M	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$147.7	$245.7	$149.1	$283.3	$825.8
Energy and Capacity Purchase Contracts	167.2	212.6	203.3	305.9	889.0
Total	$314.9	$458.3	$352.4	$589.2	$1,714.8

Contractual Commitments - OPCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Energy and Capacity Purchase Contracts	$34.6	$69.1	$65.4	$180.0	$349.1

Contractual Commitments - PSO	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$48.2	$23.0	$—	$—	$71.2
Energy and Capacity Purchase Contracts	32.2	67.3	67.9	125.9	293.3
Total	$80.4	$90.3	$67.9	$125.9	$364.5

Contractual Commitments - SWEPCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$158.8	$91.3	$—	$—	$250.1
Energy and Capacity Purchase Contracts	4.2	8.4	8.4	—	21.0
Total	$163.0	$99.7	$8.4	$—	$271.1

(a)Represents contractual commitments to purchase coal, natural gas, uranium and other consumables as fuel for electric generation along with related transportation of the fuel.
(b)Includes $22 million of purchase fuel contracts for KPCo commitments that are expected to occur prior to the anticipated closing of the sale transaction in the second quarter of 2022. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(c)In the first quarter of 2022, APCo entered into new fuel purchase contracts related to coal procurement. The new commitments were as follows: $95 million in less than 1 year, $449 million in 2-3 years and $96 million in 4-5 years. These commitments are not included in the tables above. All other new commitments in the first quarter of 2022 were immaterial.

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

AEP has $4 billion and $1 billion revolving credit facilities due in March 2026 and 2023, respectively, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. As of December 31, 2021, no letters of credit were issued under the revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under five uncommitted facilities totaling, as of December 31, 2021, $375 million. Subsequently, in February 2022, the uncommitted facilities total was increased to $400 million.  The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of December 31, 2021 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$168.5	January 2022 to December 2022
AEP Texas	2.2	July 2022

Guarantees of Equity Method Investees (Applies to AEP)

In 2019, AEP acquired Sempra Renewables LLC. The transaction resulted in the acquisition of a 50% ownership interest in five non-consolidated joint ventures and the acquisition of two tax equity partnerships. Parent has issued guarantees over the performance of the joint ventures. If a joint venture were to default on payments or performance, Parent would be required to make payments on behalf of the joint venture. As of December 31, 2021, the maximum potential amount of future payments associated with these guarantees was $142 million, with the last guarantee expiring in December 2037. The non-contingent liability recorded associated with these guarantees was $28 million, with an additional $2 million expected credit loss liability for the contingent portion of the guarantees. Management considered historical losses, economic conditions, and reasonable and supportable forecasts in the calculation of the expected credit loss. As the joint ventures generate cash flows through PPAs, the measurement of the contingent portion of the guarantee liability is based upon assessments of the credit quality and default probabilities of the respective PPA counterparties. See “Acquisitions” section of Note 7 for additional information.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of December 31, 2021, there were no material liabilities recorded for any indemnifications.

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

Superfund addresses clean-up of hazardous substances that are released to the environment.  The Federal EPA administers the clean-up programs.  Several states enacted similar laws.  As of December 31, 2021, APCo, OPCo and SWEPCo are named as a Potentially Responsible Party (PRP) for one, three and one sites, respectively, by the Federal EPA for which alleged liability is unresolved.  There are 11 additional sites for which APCo, I&M, KPCo, OPCo and SWEPCo received information requests which could lead to PRP designation.  I&M has also been named potentially liable at three sites under state law. In those instances where a PRP or defendant has been named, disposal or recycling activities were in accordance with the then-applicable laws and regulations. Superfund does not recognize compliance as a defense, but imposes strict liability on parties who fall within its broad statutory categories.  Liability has been resolved for a number of sites with no significant effect on net income.

Management evaluates the potential liability for each Superfund site separately, but several general statements can be made about potential future liability.  Allegations that materials were disposed at a particular site are often unsubstantiated and the quantity of materials deposited at a site can be small and often non-hazardous.  Although Superfund liability has been interpreted by the courts as joint and several, typically many parties are named as PRPs for each site and several of the parties are financially sound enterprises.  As of December 31, 2021, management’s estimates do not anticipate material clean-up costs for identified Superfund sites.

NUCLEAR CONTINGENCIES (APPLIES TO AEP AND I&M)

I&M owns and operates the two-unit 2,296 MW Cook Plant under licenses granted by the NRC.  I&M has a significant future financial commitment to dispose of SNF and to safely decommission and decontaminate the plant.  The licenses to operate the two nuclear units at the Cook Plant expire in 2034 and 2037.  The operation of a nuclear facility also involves special risks, potential liabilities and specific regulatory and safety requirements.  By agreement, I&M is partially liable, together with all other electric utility companies that own nuclear generation units, for a nuclear power plant incident at any nuclear plant in the U.S.  Should a nuclear incident occur at any nuclear power plant in the U.S., the resultant liability could be substantial.

Decommissioning and Low-Level Waste Accumulation Disposal

The costs to decommission a nuclear plant are affected by NRC regulations and the SNF disposal program.  Decommissioning costs are accrued over the service life of Cook Plant.  The most recent decommissioning cost study was performed in 2021.  According to that study, the estimated cost of decommissioning and disposal of low-level radioactive waste was $2.2 billion in 2021 non-discounted dollars, with additional ongoing costs of $7 million per year for post decommissioning storage of SNF and an eventual cost of $33 million for the subsequent decommissioning of the SNF storage facility, also in 2021 non-discounted dollars. I&M recovers estimated decommissioning costs for the Cook Plant in its rates.  The amounts recovered in rates were $4 million, $4 million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.  Decommissioning costs recovered from customers are deposited in external trusts.

As of December 31, 2021 and 2020, the total decommissioning trust fund balances were $3.5 billion and $3 billion, respectively.  Trust fund earnings increase the fund assets and decrease the amount remaining to be recovered from customers.  The decommissioning costs (including unrealized gains and losses, interest and trust funds expenses) increase or decrease the recorded liability.

I&M continues to work with regulators and customers to recover the remaining estimated costs of decommissioning the Cook Plant.  However, future net income and cash flows would be reduced and financial condition could be impacted if the cost of SNF disposal and decommissioning continues to increase and cannot be recovered.

Spent Nuclear Fuel Disposal

The federal government is responsible for permanent SNF disposal and assesses fees to nuclear plant owners for SNF disposal.  A fee of one-mill per KWh for fuel consumed after April 6, 1983 at the Cook Plant was collected from customers and remitted to the DOE through May 14, 2014. In May 2014, pursuant to court order from the U.S Court of Appeals for the District of Columbia Circuit, the DOE adjusted the fee to $0. As of December 31, 2021 and 2020, fees and related interest of $281 million and $281 million, respectively, for fuel consumed prior to April 7, 1983 were recorded as Long-term Debt and funds collected from customers along with related earnings totaling $329 million and $324 million, respectively, to pay the fee were recorded as part of Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.  I&M has not paid the government the pre-April 1983 fees due to continued delays and uncertainties related to the federal disposal program.

In 2011, I&M signed a settlement agreement with the federal government which permits I&M to make annual filings to recover certain SNF storage costs incurred as a result of the government’s delay in accepting SNF for permanent storage.  Under the settlement agreement, I&M received $14 million, $24 million and $8 million in 2021, 2020 and 2019, respectively, to recover costs and will be eligible to receive additional payment of annual claims for allowed costs that are incurred through December 31, 2022.  The proceeds reduced costs for dry cask storage.  As of December 31, 2021 and 2020, I&M deferred $3 million and $14 million, respectively, in Prepayments and Other Current Assets and $21 million and $1 million, respectively, in Deferred Charges and Other Noncurrent Assets on the balance sheets for dry cask storage and related operation and maintenance costs for recovery under this agreement. See “Fair Value Measurements of Trust Assets for Decommissioning and SNF Disposal” section of Note 11 for additional information.

Nuclear Insurance

I&M carries nuclear property insurance of $2.7 billion to cover a nuclear incident at Cook Plant including coverage for decontamination and stabilization, as well as premature decommissioning caused by a nuclear incident.  Insurance coverage for a nonnuclear property incident at Cook Plant is $500 million.  Additional insurance provides coverage for a weekly indemnity payment resulting from an insured accidental outage.  I&M utilizes industry mutual insurers for the placement of this insurance coverage.  Coverage from these industry mutual insurance programs require a contingent financial obligation of up to $42 million for I&M, which is assessable if the insurer’s financial resources would be inadequate to pay for industry losses.

The Price-Anderson Act, extended through December 31, 2025, establishes insurance protection for public nuclear liability arising from a nuclear incident of $13.5 billion and applies to any incident at a licensed reactor in the U.S.  Commercially available insurance, which must be carried for each licensed reactor, provides $450 million of primary coverage.  In the event of a nuclear incident at any nuclear plant in the U.S., the remainder of the liability would be provided by a deferred premium assessment of $275 million per nuclear incident on Cook Plant’s reactors payable in annual installments of $41 million.  The number of incidents for which payments could be required is not limited.

In the event of an incident of a catastrophic nature, I&M is covered for public nuclear liability for the first $450 million through commercially available insurance.  The next level of liability coverage of up to $13.1 billion would be covered by claim premium assessments made under the Price-Anderson Act. In the event nuclear losses or liabilities are underinsured or exceed accumulated funds, I&M would seek recovery of those amounts from customers through a rate increase. If recovery from customers is not possible, it could reduce future net income and cash flows and impact financial condition.

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

After the litigation proceeded at the district court and appellate court, in April 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $116 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. The agreement is subject to customary closing conditions, including regulatory approvals and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. As a result, in May 2021, at the parties’ request, the district court entered a stipulation and order dismissing the case without prejudice to plaintiffs asserting their claims in a re-filed action or a new action. The required regulatory approvals at the IURC and FERC have been obtained that would allow the closing to occur as of the end of the lease in December 2022. The IURC order approved a settlement agreement addressing the future use of Rockport Plant, Unit 2 as a capacity and energy resource and associated adjustments to I&M’s Indiana retail rates, along with certain other matters. Management believes its financial statements appropriately reflect the resolution of the litigation. See “Rockport Lease section of Note 13 for additional information.

Claims Challenging Transition of American Electric Power System Retirement Plan to Cash Balance Formula

Four participants in The American Electric Power System Retirement Plan (the Plan) filed a class action complaint in December 2021 in the U.S. District Court for the Southern District of Ohio against AEPSC and the Plan. When the Plan’s benefit formula was changed in the year 2000, AEP provided a special provision for employees hired before January 1, 2001, allowing them to continue benefit accruals under the then benefit formula for a full 10 years alongside of the new cash balance benefit formula then being implemented.  Employees who were hired on or after January 1, 2001 accrued benefits only under the new cash balance benefit formula.  The Plaintiffs assert a number of claims on behalf of themselves and the purported class, including that: (a) the Plan violates the requirements under the Employee Retirement Income Security Act (ERISA) intended to preclude back-loading the accrual of benefits to the end of a participant’s career, (b) the Plan violates the age discrimination prohibitions of ERISA and the Age Discrimination in Employment Act and (c) AEP failed to provide required notice regarding the changes to the Plan. Among other relief, the Complaint seeks reformation of the Plan to provide additional benefits and the recovery of plan benefits for former employees under such reformed plan. The Plaintiffs previously had submitted claims for additional plan benefits to AEP, which were denied. On February 15, 2022, AEPSC and the Plan filed a motion to dismiss the complaint for failure to state a claim. AEP will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

Litigation Related to Ohio House Bill 6 (HB 6) (Applies to AEP and OPCo)

In 2019, Ohio adopted and implemented HB 6 which benefits OPCo by authorizing rate recovery for certain costs including renewable energy contracts and OVEC’s coal-fired generating units. OPCo engaged in lobbying efforts and provided testimony during the legislative process in connection with HB 6. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of an Ohio legislator and associates in connection with an alleged racketeering conspiracy involving the adoption of HB 6. After AEP learned of the criminal allegations against the Ohio legislator and others relating to HB 6, AEP, with assistance from outside advisors, conducted a review of the circumstances surrounding the passage of the bill. Management does not believe that AEP was involved in any wrongful conduct in connection with the passage of HB 6.

In August 2020, an AEP shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleged misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501(c)(4) organization contribution and lobbying activities in Ohio. The complaint sought monetary damages, among other forms of relief. In December 2021, the District Court issued an opinion and order dismissing the securities litigation complaint with prejudice, determining that the complaint fails to plead any actionable misrepresentations or omissions. The plaintiffs did not appeal the ruling.

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The New York state court derivative action is stayed. The Ohio state court derivative action was stayed until February 18, 2022, and the parties to that case filed a stipulation seeking to extend the stay. The two derivative actions pending in federal court have been consolidated, and the parties to the consolidated action have filed a joint motion for the court to enter a scheduling order pursuant to which plaintiffs will file an amended complaint and the parties will then propose a briefing schedule for defendants’ motion to dismiss the amended complaint. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In March 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter is directed to the Board of Directors of AEP and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by directors and officers, and that, following such investigation, AEP commence a civil action for breaches of fiduciary duty and related claims and take appropriate disciplinary action against those individuals who allegedly harmed the company. The shareholder that sent the letter has agreed that AEP and the AEP Board may defer consideration of the litigation demand until the resolution of the motion to dismiss the securities litigation. The AEP Board will act in response to the letter as appropriate. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

7. ACQUISITIONS, ASSETS AND LIABILITIES HELD FOR SALE, DISPOSITIONS, AND IMPAIRMENTS

The disclosures in this note apply to AEP unless indicated otherwise.

ACQUISITIONS

2021

Dry Lake Solar Project (Generation & Marketing Segment) (Applies to AEP)

In November 2020, AEP signed a Purchase and Sale Agreement with a nonaffiliate to acquire a 75% ownership interest in the entity that owns the 100 MW Dry Lake Solar Project (collectively referred to as Dry Lake) located in southern Nevada for approximately $114 million. In March 2021, AEP closed the transaction and the solar project was placed in-service in May 2021. Approximately $103 million of the purchase price was paid upon closing of the transaction and the remaining $11 million was paid when the project was placed in-service. In accordance with the accounting guidance for “Business Combinations,” management determined that the acquisition of Dry Lake represents an asset acquisition. Additionally, and in accordance with the accounting guidance for “Consolidation,” management concluded that Dry Lake is a VIE and that AEP is the primary beneficiary based on its power as managing member to direct the activities that most significantly impact Dry Lake’s economic performance. As the primary beneficiary of Dry Lake, AEP consolidates Dry Lake into its financial statements. As a result, to account for the initial consolidation of Dry Lake, management applied the acquisition method by allocating the purchase price based on the relative fair value of the assets acquired and noncontrolling interest assumed.  The fair value of the primary assets acquired and the noncontrolling interest assumed was determined using the market approach.  The key input assumptions were the transaction price paid for AEP’s interest in Dry Lake and recent third-party market transactions for similar solar generation facilities. See Note 17 - Variable Interest Entities and Equity Method Investments for additional information.

North Central Wind Energy Facilities (Vertically Integrated Utilities Segment) (Applies to AEP, PSO and SWEPCo)

In 2020, PSO and SWEPCo received regulatory approvals to acquire the NCWF, comprised of three Oklahoma wind facilities totaling 1,484 MWs, on a fixed cost turn-key basis at completion. PSO and SWEPCo will own undivided interests of 45.5% and 54.5% of the NCWF, respectively. In total, the three wind facilities will cost approximately $2 billion and consist of Traverse (998 MW), Maverick (287 MW) and Sundance (199 MW). Output from the NCWF will serve retail load in PSO’s Oklahoma service territory and both retail and FERC wholesale load in SWEPCo’s service territories in Arkansas and Louisiana. The Oklahoma and Louisiana portions of the NCWF revenue requirement, net of PTC benefit, are recoverable through authorized riders beginning at commercial operation and until such time as amounts are reflected in base rates. Recovery of the Arkansas portion of the NCWF revenue requirement is requested in SWEPCo’s pending 2021 Arkansas Base Rate Case. The NCWF are subject to various regulatory performance requirements. If these performance requirements are not met, PSO and SWEPCo would recognize a regulatory liability to refund retail customers. As of December 31, 2021 PSO and SWEPCo have not incurred a material regulatory liability related to performance requirements for NCWF.

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

In accordance with the guidance for “Business Combinations,” management determined that the acquisitions of Sundance and Maverick represent asset acquisitions.  As of December 31, 2021, PSO and SWEPCo had approximately $316 million and $378 million, of gross Property, Plant and Equipment on the balance sheets, respectively, related to the Sundance and Maverick NCWF projects. On an ongoing basis, management further determined that PSO and SWEPCo should apply the joint plant accounting model to account for their respective undivided interests in the assets, liabilities, revenues and expenses of Sundance and Maverick.

The Purchase and Sale Agreement (PSA) includes collective interests in numerous land contracts, as originally executed between the nonaffiliated party and the respective owners of the properties as defined in the contracts. These contracts provide for easement and access rights to the land that Sundance and Maverick were built upon. These interests as lessee in each of the land contracts were transferred to Sundance and Maverick (and subsequently to PSO and SWEPCo) as a part of the closing of the PSA. As of December 31, 2021, the Noncurrent Obligations Under Operating Leases for Sundance are $13 million and $15 million on the balance sheets for PSO and SWEPCo, respectively, and the Noncurrent Obligations Under Operating Leases for Maverick are $18 million and $22 million on the balance sheets for PSO and SWEPCo, respectively.

2020

Desert Sky Wind Farm and Trent Wind Farm (Generation & Marketing Segment) (Applies to AEP)

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

Santa Rita East (Generation & Marketing Segment) (Applies to AEP)

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

2019

Sempra Renewables LLC (Generation & Marketing Segment) (Applies to AEP)

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

Management allocated the purchase price based upon the fair value of the assets acquired and noncontrolling interests assumed. The fair value of the primary assets acquired and the noncontrolling interests assumed was determined using a discounted cash flow method under the income approach. The key input assumptions utilized in the determination of the fair value of these assets were the pricing and terms of the existing PPAs, forecasted market power prices, expected wind farm net capacity and discount rates reflecting risk inherent in the future cash flows and future power prices. Estimating forecasted market power prices involved determining the cost of constructing and operating a new wind plant over an assumed life in the same geographic region as of the acquisition date using third-party market participant assumptions. The expected wind farm net capacity was developed by evaluating each wind farm’s historical and expected generation against historical generation of comparable wind farms in the same locations. Discount rates were evaluated by considering the cost of capital of comparable businesses. Additional key input assumptions for the fair value of the noncontrolling interests include the terms of the limited liability company agreements that dictate the sharing of the tax attributes and cash flows associated with the tax equity partnerships.

Upon closing of the purchase, Sempra Renewables LLC was legally renamed AEP Wind Holdings LLC. AEP Wind Holdings LLC develops, owns and operates, or holds interests in wind generation facilities in the United States. The operating wind generation portfolio includes seven wind farms. Five wind farms are jointly-owned with BP Wind Energy, and two wind farms are consolidated by AEP and are tax equity partnerships with nonaffiliated noncontrolling interests. All seven wind farms have long-term PPAs for 100% of their energy production. The PPAs with I&M, OPCo and SWEPCo were executed prior to the acquisition of the wind farms and will be accounted for in accordance with the accounting guidance for “Related Parties.” See “Sempra Renewables LLC PPAs” section of Note 16 for additional information.

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

Santa Rita East (Generation & Marketing Segment) (Applies to AEP)

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

ASSETS AND LIABILITIES HELD FOR SALE

2021

Disposition of KPCo and KTCo (Vertically Integrated Utilities and AEP Transmission Holdco Segments) (Applies to AEP and AEPTCo)

In October 2021, AEP entered into a Stock Purchase Agreement to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. The sale is subject to regulatory approvals from the FERC and KPSC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance from the Committee on Foreign Investment in the United States has been received.

KPCo currently operates and owns a 50% interest in the 1,560 MW coal-fired Mitchell Power Plant (Mitchell Plant) with the remaining 50% owned by WPCo. The Stock Purchase Agreement is further contingent upon the issuance by the KPSC, WVPSC and FERC of orders regarding a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo pursuant to which WPCo would replace KPCo as the operator of the Mitchell Plant and KPCo employees at the Mitchell Plant would become employees of WPCo. Under the proposed Ownership Agreement, WPCo is obligated to purchase KPCo’s 50% interest in the Mitchell Plant on December 31, 2028 unless KPCo and WPCo have agreed to retire the Mitchell Plant earlier or, absent such agreement, if WPCo elects prior to December 31, 2027 to retire the Mitchell Plant on December 31, 2028. The Ownership Agreement provides that the purchase price for KPCo’s 50% ownership interest in the Mitchell Plant will be determined through the mutual agreement of WPCo and KPCo (subject to approval from the KPSC and WVPSC) or through a fair market valuation determination conducted by independent appraisals, with offsets for estimated decommissioning costs and the cost of ELG investments made by WPCo, if KPCo and WPCo are unable to reach agreement as to the purchase price.

In November 2021, AEP made filings with the KPSC, WVPSC, and FERC seeking approval of the new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement. Subsequently, the KPSC and WVPSC intervened in the FERC proceeding and have recommended that FERC dismiss or reject AEP’s request, or defer ruling on AEP’s request until both the retail commissions have rendered decisions. In February 2022, AEP filed a motion to withdraw its filing with the FERC, noting that AEP intends to re-file its request after the KPSC and WVPSC have reviewed the agreements. In the WVPSC proceeding, intervenor testimony is expected in March 2022 and a hearing is scheduled to occur in April 2022.

In December 2022, Liberty, KPCo and KTCo sought approval from the FERC under Section 203 of the Federal Power Act for the sale. In February 2022 several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission and generation rates of applicants. An order from the FERC is expected in the matter in April 2022.

In January 2022, intervenor testimony was filed with the KPSC, recommending the KPSC either reject the new proposed Mitchell Plant Ownership Agreement or approve the agreement with certain modifications including a revision to the buyout provision that would set WPCo’s Mitchell Plant purchase price at the greater of fair market value or net book value. The intervenor testimony also recommends the KPSC reject the proposed Mitchell Plant Operations and Maintenance Agreement, which the testimony stated should be modified to remove references to the Mitchell Plant Ownership Agreement. In February 2022, AEP filed rebuttal testimony with the KPSC opposing the intervenor testimony filed in January 2022. AEP’s rebuttal testimony also discusses an alternative proposal to the fair market value provision included in the proposed Mitchell Plant Ownership Agreement. Under the alternative proposal, KPCo’s and WPCo’s interest in the Mitchell Plant would be divided by unit if the plant is not retired before the end of 2028 and a mutual agreement cannot be reached on a buyout price. Under the alternative proposal, mutual agreement on the buyout price or unit disposition would need to be finalized by May 2025, with a division of plant ownership by unit effective January 1, 2029, unless otherwise agreed. A hearing on the Mitchell Plant agreements is scheduled with the KPSC in March 2022.

In January 2022, KPCo and Liberty filed a joint application requesting the KPSC authorize the transfer of ownership of KPCo to Liberty. In February 2022, certain intervenors filed testimony recommending that the KPSC not approve the transfer of ownership. If, however, the KPSC does approve the transfer, these intervenors recommend that the KPSC require AEP to compensate KPCo customers $578 million for alleged future increased costs and higher rates that the intervenors claim will exist under Liberty’s ownership. AEP disagrees with the recommendation and will file rebuttal testimony in March 2022. Intervenors also recommended imposing certain conditions on Liberty, including conditions related to recovering certain costs, inter-company agreement filing requirements, KPCo’s capital structure and future generation resource planning processes and analyses. In addition, certain intervenors argue that the commission should not approve the new proposed Mitchell Plant Ownership Agreement and Mitchell Plant Operations and Maintenance Agreement, and that deciding the request to transfer ownership of KPCo should be separated from approval of the Mitchell agreements even though such approval is a condition to the transaction closing. AEP also disagrees with this argument. A hearing is scheduled with the KPSC in March 2022 and a final order is expected in the second quarter of 2022.

The sale is expected to close in the second quarter of 2022 with Liberty acquiring the assets and assuming the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction.

AEP expects to receive approximately $1.45 billion in cash, net of taxes and transaction fees. AEP plans to use the proceeds to eliminate forecasted equity needs in 2022 as the company invests in regulated renewables, transmission and other projects. AEP and AEPTCo expect the sale to have a one-time impact on after tax earnings that is not material.

The Income Before Income Tax Expense (Benefit) and Equity Earnings of KPCo and KTCo were not material to AEP and AEPTCo for the years ended December 31, 2021, 2020 and 2019, respectively.

The major classes of KPCo and KTCo’s assets and liabilities presented in Assets Held for Sale and Liabilities Held for Sale on the balance sheets of AEP and AEPTCo as of December 31, 2021 are shown in the table below.

	December 31, 2021
	AEP	AEPTCo
	(in millions)
ASSETS
Accounts Receivable and Accrued Unbilled Revenues	$33.2	$1.5
Fuel, Materials and Supplies	30.6	—
Property, Plant and Equipment, Net	2,302.7	165.3
Regulatory Assets	484.7	—
Other Classes of Assets that are not Major	68.5	1.1
Assets Held for Sale	$2,919.7	$167.9

LIABILITIES
Accounts Payable	$53.4	$1.1
Long-term Debt Due Within One Year	200.0	—
Customer Deposits	32.4	—
Deferred Income Taxes	441.6	15.4
Long-term Debt	903.1	—
Regulatory Liabilities and Deferred Investment Tax Credits	148.1	7.6
Other Classes of Liabilities that are not Major	102.3	3.5
Liabilities Held for Sale	$1,880.9	$27.6

DISPOSITIONS

2021

Disposition of Racine (Generation & Marketing Segment) (Applies to AEP)

In February 2021, AEP signed an agreement to sell Racine to a nonaffiliated party. The sale of Racine closed in the fourth quarter of 2021 resulting in an immaterial gain which is recorded in Other Operation on AEP’s statements of income.

2020

Conesville Plant (Generation & Marketing Segment) (Applies to AEP)

In June 2020, AEP and a nonaffiliated joint-owner executed an Environmental Liability and Property Transfer and Asset Purchase Agreement with a nonaffiliated third-party related to the merchant Conesville Plant site. The purchaser took ownership of the assets and assumed responsibility for environmental liabilities, including ash pond closure, asbestos abatement and decommissioning and demolition of the Conesville Plant site. In consideration of the transfer of the acquired assets to the purchaser and the purchaser’s assumption of liabilities, AEP will pay a total of approximately $98 million over three years, derecognized $106 million in ARO and recorded an immaterial gain on the transaction which is recorded in Other Operation on the statements of income. AEP paid approximately $26 million at closing in June 2020 and made additional payments totaling $57 million in quarterly installments from October 2020 to December 2021. AEP will make the final $15 million payment by July 2022.

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

IMPAIRMENTS

2021

2020 Texas Base Rate Case (Vertically Integrated Utilities Segment) (Applies to AEP and SWEPCo)

In January 2022, the PUCT issued a final order adopting the PFD with certain modifications which included a return of investment only for the recovery of the Dolet Hills Power Station. As a result of the final order, SWEPCo recorded a disallowance of $12 million associated with the lack of return on the Dolet Hills Power Station. In February 2022, SWEPCo filed a motion for rehearing with the PUCT challenging the denial of reasonable return or carrying costs on the Dolet Hills Power Station. See “2020 Texas Base Rate Case” section of Note 4 for additional information.

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

SUBSEQUENT EVENT

Planned Disposition of Competitive Contracted Renewable Assets (Generation & Marketing Segment)

In February 2022, AEP management announced the beginning of a process to sell all or a portion of the competitive contracted renewables portfolio included in the Generation & Marketing segment. As of December 31, 2021, the competitive contracted renewable portfolio assets totaled 1.6 gigawatts of generation resources.

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

Actuarial Assumptions for Benefit Obligations

The weighted-average assumptions used in the measurement of the Registrants’ benefit obligations are shown in the following tables:

	Pension Plans		OPEB
	December 31,
Assumption	2021	2020	2021	2020
Discount Rate	2.90%	2.50%	2.90%	2.55%
Interest Crediting Rate	4.00%	4.00%	NA	NA

NA    Not applicable.

	Pension Plans
	December 31,
Assumption – Rate of Compensation Increase (a)	2021	2020
AEP	5.10%	5.00%
AEP Texas	5.10%	5.05%
APCo	4.85%	4.85%
I&M	5.00%	5.00%
OPCo	5.30%	5.25%
PSO	5.10%	5.05%
SWEPCo	4.95%	4.90%

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

For 2021, the rate of compensation increase assumed varies with the age of the employee, ranging from 3% per year to 11.5% per year, with the average increase shown in the table above.  The compensation increase rates reflect variations in each Registrants’ population participating in the pension plan.

Actuarial Assumptions for Net Periodic Benefit Costs

The weighted-average assumptions used in the measurement of each Registrants’ benefit costs are shown in the following tables:

	Pension Plans			OPEB
	Year Ended December 31,
Assumption	2021	2020	2019	2021	2020	2019
Discount Rate	2.50%	3.25%	4.30%	2.55%	3.30%	4.30%
Interest Crediting Rate	4.00%	4.00%	4.00%	NA	NA	NA
Expected Return on Plan Assets	4.75%	5.75%	6.25%	4.75%	5.50%	6.25%

NA    Not applicable.

	Pension Plans
	Year Ended December 31,
Assumption – Rate of Compensation Increase (a)	2021	2020	2019
AEP	5.10%	5.00%	4.95%
AEP Texas	5.10%	5.05%	5.00%
APCo	4.85%	4.85%	4.75%
I&M	5.00%	5.00%	4.95%
OPCo	5.30%	5.25%	5.20%
PSO	5.10%	5.05%	5.05%
SWEPCo	4.95%	4.90%	4.90%

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

The health care trend rate assumptions used for OPEB plans measurement purposes are shown below:

	December 31,
Health Care Trend Rates	2021	2020
Initial	6.25%	6.50%
Ultimate	4.50%	4.50%
Year Ultimate Reached	2029	2029

Significant Concentrations of Risk within Plan Assets

In addition to establishing the target asset allocation of plan assets, the investment policy also places restrictions on securities to limit significant concentrations within plan assets.  The investment policy establishes guidelines that govern maximum market exposure, security restrictions, prohibited asset classes, prohibited types of transactions, minimum credit quality, average portfolio credit quality, portfolio duration and concentration limits.  The guidelines were established to mitigate the risk of loss due to significant concentrations in any investment.  Management monitors the plans to control security diversification and ensure compliance with the investment policy.  As of December 31, 2021, the assets were invested in compliance with all investment limits.  See “Investments Held in Trust for Future Liabilities” section of Note 1 for limit details.

Benefit Plan Obligations, Plan Assets, Funded Status and Amounts Recognized on the Balance Sheets

For the year ended December 31, 2021, the pension plans had an actuarial gain primarily due to an increase in the discount rate, partially offset by less favorable demographic experience than expected, resulting from the updated census information as of January 1, 2021. For the year ended December 31, 2021, the OPEB plans had an actuarial gain primarily due to an increase in the discount rate and an update of the projected reimbursements from the Employer Group Waiver Program under Medicare Part D. For the year ended December 31, 2020, the pension plans had an actuarial loss primarily due to a decrease in the discount rate, partially offset by a decrease in the assumed rate used to convert account balances to annuities. For the year ended December 31, 2020, the OPEB plans had an actuarial loss primarily due to a decrease in the discount rate and an update to the health care trend assumption, partially offset by updated projected per capita claims costs due to rate negotiations for Medicare advantage premium rates. The following tables provide a reconciliation of the changes in the plans’ benefit obligations, fair value of plan assets, funded status and the presentation on the balance sheets.  The benefit obligation for the defined benefit pension and OPEB plans are the projected benefit obligation and the accumulated benefit obligation, respectively.

AEP	Pension Plans		OPEB
	2021	2020	2021	2020
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$5,544.5	$5,236.8	$1,210.9	$1,225.4
Service Cost	129.2	111.9	9.5	10.0
Interest Cost	137.2	167.9	30.5	39.8
Actuarial (Gain) Loss	(173.9)	434.7	(120.1)	39.3
Plan Amendments	—	—	(5.4)	(11.4)
Benefit Payments	(450.0)	(406.8)	(126.0)	(131.0)
Participant Contributions	—	—	41.3	38.2
Medicare Subsidy	—	—	0.6	0.6
Benefit Obligation as of December 31,	$5,187.0	$5,544.5	$1,041.3	$1,210.9

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$5,556.6	$5,015.4	$1,946.7	$1,781.8
Actual Gain on Plan Assets	239.2	832.4	176.5	253.0
Company Contributions (a)	7.1	115.6	5.8	4.7
Participant Contributions	—	—	41.3	38.2
Benefit Payments	(450.0)	(406.8)	(126.0)	(131.0)
Fair Value of Plan Assets as of December 31,	$5,352.9	$5,556.6	$2,044.3	$1,946.7

Funded Status as of December 31,	$165.9	$12.1	$1,003.0	$735.8

(a)Contributions to the qualified pension plan were $0 and $110 million for the years ended December 31, 2021 and 2020, respectively. Contributions to the non-qualified pension plans were $7 million and $6 million for the years ended December 31, 2021 and 2020, respectively.

	Pension Plans		OPEB
	December 31,
AEP	2021	2020	2021	2020
	(in millions)
Deferred Charges and Other Noncurrent Assets – Prepaid Benefit Costs	$244.3	$93.5	$1,040.8	$771.9
Other Current Liabilities – Accrued Short-term Benefit Liability	(7.6)	(6.7)	(2.7)	(2.4)
Employee Benefits and Pension Obligations – Accrued Long-term Benefit Liability	(70.8)	(74.7)	(35.1)	(33.7)
Funded Status	$165.9	$12.1	$1,003.0	$735.8

AEP Texas	Pension Plans		OPEB
	2021	2020	2021	2020
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$453.2	$441.2	$96.3	$97.8
Service Cost	11.8	10.0	0.7	0.8
Interest Cost	11.2	13.9	2.4	3.2
Actuarial (Gain) Loss	(10.9)	28.1	(12.3)	2.4
Plan Amendments	—	—	(0.5)	(1.0)
Benefit Payments	(45.5)	(40.0)	(9.3)	(10.0)
Participant Contributions	—	—	3.2	3.1
Benefit Obligation as of December 31,	$419.8	$453.2	$80.5	$96.3

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$474.0	$435.1	$162.3	$148.1
Actual Gain on Plan Assets	16.0	67.2	12.5	21.1
Company Contributions	0.4	11.7	0.1	—
Participant Contributions	—	—	3.2	3.1
Benefit Payments	(45.5)	(40.0)	(9.3)	(10.0)
Fair Value of Plan Assets as of December 31,	$444.9	$474.0	$168.8	$162.3

Funded Status as of December 31,	$25.1	$20.8	$88.3	$66.0

	Pension Plans		OPEB
	December 31,
AEP Texas	2021	2020	2021	2020
	(in millions)
Deferred Charges and Other Noncurrent Assets – Prepaid Benefit Costs	$28.7	$24.7	$88.3	$66.0
Other Current Liabilities – Accrued Short-term Benefit Liability	(0.3)	(0.4)	—	—
Deferred Credits and Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(3.3)	(3.5)	—	—
Funded Status	$25.1	$20.8	$88.3	$66.0

APCo	Pension Plans		OPEB
	2021	2020	2021	2020
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$670.8	$647.2	$198.2	$203.5
Service Cost	11.9	10.5	1.0	1.0
Interest Cost	16.4	20.3	4.9	6.6
Actuarial (Gain) Loss	(28.5)	40.0	(21.4)	5.6
Plan Amendments	—	—	(0.9)	(1.8)
Benefit Payments	(48.9)	(47.2)	(21.3)	(23.2)
Participant Contributions	—	—	6.6	6.3
Medicare Subsidy	—	—	0.2	0.2
Benefit Obligation as of December 31,	$621.7	$670.8	$167.3	$198.2

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$701.3	$637.0	$293.0	$271.0
Actual Gain on Plan Assets	30.9	104.5	21.9	36.8
Company Contributions	—	7.0	2.1	2.1
Participant Contributions	—	—	6.6	6.3
Benefit Payments	(48.9)	(47.2)	(21.3)	(23.2)
Fair Value of Plan Assets as of December 31,	$683.3	$701.3	$302.3	$293.0

Funded Status as of December 31,	$61.6	$30.5	$135.0	$94.8

	Pension Plans		OPEB
	December 31,
APCo	2021	2020	2021	2020
	(in millions)
Employee Benefits and Pension Assets – Prepaid Benefit Costs	$62.4	$31.0	$158.1	$119.1
Other Current Liabilities – Accrued Short-term Benefit Liability	—	—	(1.8)	(1.8)
Employee Benefits and Pension Obligations – Accrued Long-term Benefit Liability	(0.8)	(0.5)	(21.3)	(22.5)
Funded Status	$61.6	$30.5	$135.0	$94.8

I&M	Pension Plans		OPEB
	2021	2020	2021	2020
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$653.3	$616.1	$141.4	$142.9
Service Cost	17.5	15.4	1.3	1.4
Interest Cost	16.2	19.7	3.5	4.7
Actuarial (Gain) Loss	(29.5)	44.3	(16.8)	5.1
Plan Amendments	—	—	(0.7)	(1.6)
Benefit Payments	(45.4)	(42.2)	(15.3)	(15.9)
Participant Contributions	—	—	5.2	4.8
Benefit Obligation as of December 31,	$612.1	$653.3	$118.6	$141.4

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$698.1	$630.5	$238.2	$216.3
Actual Gain on Plan Assets	28.8	103.3	20.6	33.0
Company Contributions	—	6.5	—	—
Participant Contributions	—	—	5.2	4.8
Benefit Payments	(45.4)	(42.2)	(15.3)	(15.9)
Fair Value of Plan Assets as of December 31,	$681.5	$698.1	$248.7	$238.2

Funded Status as of December 31,	$69.4	$44.8	$130.1	$96.8

	Pension Plans		OPEB
	December 31,
I&M	2021	2020	2021	2020
	(in millions)
Deferred Charges and Other Noncurrent Assets – Prepaid Benefit Costs	$71.4	$46.5	$130.1	$96.8
Other Current Liabilities – Accrued Short-term Benefit Liability	(0.1)	—	—	—
Deferred Credits and Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(1.9)	(1.7)	—	—
Funded Status	$69.4	$44.8	$130.1	$96.8

OPCo	Pension Plans		OPEB
	2021	2020	2021	2020
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$510.3	$487.8	$126.4	$130.2
Service Cost	11.4	9.7	0.8	0.9
Interest Cost	12.5	15.4	3.0	4.2
Actuarial (Gain) Loss	(24.1)	33.4	(15.6)	3.1
Plan Amendments	—	—	(0.6)	(1.3)
Benefit Payments	(39.4)	(36.0)	(13.6)	(15.0)
Participant Contributions	—	—	4.5	4.3
Benefit Obligation as of December 31,	$470.7	$510.3	$104.9	$126.4

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$543.1	$499.1	$213.0	$197.1
Actual Gain on Plan Assets	21.1	79.9	16.1	26.6
Company Contributions	—	0.1	—	—
Participant Contributions	—	—	4.5	4.3
Benefit Payments	(39.4)	(36.0)	(13.6)	(15.0)
Fair Value of Plan Assets as of December 31,	$524.8	$543.1	$220.0	$213.0

Funded Status as of December 31,	$54.1	$32.8	$115.1	$86.6

	Pension Plans		OPEB
	December 31,
OPCo	2021	2020	2021	2020
	(in millions)
Deferred Charges and Other Noncurrent Assets – Prepaid Benefit Costs	$54.8	$33.3	$115.1	$86.6
Deferred Credits and Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(0.7)	(0.5)	—	—
Funded Status	$54.1	$32.8	$115.1	$86.6

PSO	Pension Plans		OPEB
	2021	2020	2021	2020
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$279.9	$267.5	$64.0	$64.7
Service Cost	8.0	7.3	0.6	0.7
Interest Cost	6.7	8.5	1.6	2.1
Actuarial (Gain) Loss	(17.2)	17.7	(6.8)	1.9
Plan Amendments	—	—	(0.3)	(0.7)
Benefit Payments	(24.8)	(21.1)	(7.0)	(6.8)
Participant Contributions	—	—	2.3	2.1
Benefit Obligation as of December 31,	$252.6	$279.9	$54.4	$64.0

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$299.8	$276.2	$107.8	$98.0
Actual Gain on Plan Assets	11.1	44.6	10.9	14.5
Company Contributions	0.1	0.1	—	—
Participant Contributions	—	—	2.3	2.1
Benefit Payments	(24.8)	(21.1)	(7.0)	(6.8)
Fair Value of Plan Assets as of December 31,	$286.2	$299.8	$114.0	$107.8

Funded Status as of December 31,	$33.6	$19.9	$59.6	$43.8

	Pension Plans		OPEB
	December 31,
PSO	2021	2020	2021	2020
	(in millions)
Employee Benefits and Pension Assets – Prepaid Benefit Costs	$35.5	$21.9	$59.6	$43.8
Other Current Liabilities – Accrued Short-term Benefit Liability	(0.1)	(0.1)	—	—
Deferred Credits and Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(1.8)	(1.9)	—	—
Funded Status	$33.6	$19.9	$59.6	$43.8

SWEPCo	Pension Plans		OPEB
	2021	2020	2021	2020
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$334.5	$314.2	$77.1	$77.4
Service Cost	11.2	9.9	0.8	0.8
Interest Cost	8.5	10.2	1.9	2.5
Actuarial (Gain) Loss	(3.5)	27.4	(9.2)	2.5
Plan Amendments	—	—	(0.4)	(0.8)
Benefit Payments	(33.0)	(27.2)	(7.6)	(7.7)
Participant Contributions	—	—	2.6	2.4
Benefit Obligation as of December 31,	$317.7	$334.5	$65.2	$77.1

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$326.9	$296.9	$129.9	$117.2
Actual Gain on Plan Assets	14.3	48.2	11.7	18.0
Company Contributions	0.1	9.0	—	—
Participant Contributions	—	—	2.6	2.4
Benefit Payments	(33.0)	(27.2)	(7.6)	(7.7)
Fair Value of Plan Assets as of December 31,	$308.3	$326.9	$136.6	$129.9

Funded (Underfunded) Status as of December 31,	$(9.4)	$(7.6)	$71.4	$52.8

	Pension Plans		OPEB
	December 31,
SWEPCo	2021	2020	2021	2020
	(in millions)
Deferred Charges and Other Noncurrent Assets – Prepaid Benefit Costs	$—	$—	$71.4	$52.8
Other Current Liabilities – Accrued Short-term Benefit Liability	(0.1)	(0.1)	—	—
Employee Benefits and Pension Obligations – Accrued Long-term Benefit Liability	(9.3)	(7.5)	—	—
Funded (Underfunded) Status	$(9.4)	$(7.6)	$71.4	$52.8

Amounts Included in Regulatory Assets, Deferred Income Taxes and AOCI

The following tables show the components of the plans included in Regulatory Assets, Deferred Income Taxes and AOCI and the items attributable to the change in these components:

AEP	Pension Plans		OPEB
	December 31,
	2021	2020	2021	2020
Components	(in millions)
Net Actuarial (Gain) Loss	$894.7	$1,179.6	$(103.6)	$101.9
Prior Service Cost (Credit)	0.2	0.2	(161.9)	(227.3)

Recorded as
Regulatory Assets	$878.0	$1,182.4	$(195.1)	$(99.0)
Deferred Income Taxes	3.6	(0.5)	(14.7)	(5.5)
Net of Tax AOCI	13.3	(2.1)	(55.7)	(20.9)

AEP	Pension Plans		OPEB
	2021	2020	2021	2020
Components	(in millions)
Actuarial Gain During the Year	$(183.4)	$(132.9)	$(205.5)	$(118.0)
Amortization of Actuarial Loss	(101.5)	(93.7)	—	(5.9)
Prior Service Credit	—	—	(5.5)	(11.4)
Amortization of Prior Service Credit	—	—	70.9	69.8
Change for the Year Ended December 31,	$(284.9)	$(226.6)	$(140.1)	$(65.5)

AEP Texas	Pension Plans		OPEB
	December 31,
	2021	2020	2021	2020
Components	(in millions)
Net Actuarial (Gain) Loss	$144.7	$160.5	$(5.2)	$12.3
Prior Service Credit	—	—	(13.7)	(19.3)

Recorded as
Regulatory Assets	$136.7	$151.3	$(17.7)	$(6.3)
Deferred Income Taxes	1.8	2.0	(0.2)	(0.1)
Net of Tax AOCI	6.2	7.2	(1.0)	(0.6)

AEP Texas	Pension Plans		OPEB
	2021	2020	2021	2020
Components	(in millions)
Actuarial Gain During the Year	$(7.5)	$(16.4)	$(17.5)	$(10.7)
Amortization of Actuarial Loss	(8.3)	(7.8)	—	(0.5)
Prior Service Credit	—	—	(0.4)	(1.0)
Amortization of Prior Service Credit	—	—	6.0	5.9
Change for the Year Ended December 31,	$(15.8)	$(24.2)	$(11.9)	$(6.3)

APCo	Pension Plans		OPEB
	December 31,
	2021	2020	2021	2020
Components	(in millions)
Net Actuarial (Gain) Loss	$83.9	$126.3	$(18.9)	$11.1
Prior Service Credit	—	—	(23.8)	(33.2)

Recorded as
Regulatory Assets	$82.5	$124.7	$(19.8)	$(10.3)
Deferred Income Taxes	0.3	0.3	(4.9)	(2.5)
Net of Tax AOCI	1.1	1.3	(18.0)	(9.3)

APCo	Pension Plans		OPEB
	2021	2020	2021	2020
Components	(in millions)
Actuarial Gain During the Year	$(30.4)	$(30.8)	$(30.0)	$(16.8)
Amortization of Actuarial Loss	(12.0)	(11.2)	—	(0.9)
Prior Service Credit	—	—	(0.9)	(1.8)
Amortization of Prior Service Credit	—	—	10.3	10.2
Change for the Year Ended December 31,	$(42.4)	$(42.0)	$(20.6)	$(9.3)

I&M	Pension Plans		OPEB
	December 31,
	2021	2020	2021	2020
Components	(in millions)
Net Actuarial (Gain) Loss	$(1.6)	$39.5	$(10.7)	$15.6
Prior Service Credit	—	—	(22.1)	(31.0)

Recorded as
Regulatory Assets/Liabilities (a)	$3.1	$40.3	$(30.7)	$(14.6)
Deferred Income Taxes	(1.0)	(0.1)	(0.4)	(0.2)
Net of Tax AOCI	(3.7)	(0.7)	(1.7)	(0.6)

(a)Recorded as a Regulatory Liability as of December 31, 2021 and recorded as a Regulatory Asset as of December 31, 2020.

I&M	Pension Plans		OPEB
	2021	2020	2021	2020
Components	(in millions)
Actuarial Gain During the Year	$(29.4)	$(25.7)	$(26.3)	$(16.4)
Amortization of Actuarial Loss	(11.7)	(10.8)	—	(0.7)
Prior Service Credit	—	—	(0.7)	(1.5)
Amortization of Prior Service Credit	—	—	9.6	9.5
Change for the Year Ended December 31,	$(41.1)	$(36.5)	$(17.4)	$(9.1)

OPCo	Pension Plans		OPEB
	December 31,
	2021	2020	2021	2020
Components	(in millions)
Net Actuarial (Gain) Loss	$118.1	$150.0	$(18.5)	$3.6
Prior Service Credit	—	—	(16.3)	(22.9)

Recorded as
Regulatory Assets	$118.1	$150.0	$(34.8)	$(19.3)

OPCo	Pension Plans		OPEB
	2021	2020	2021	2020
Components	(in millions)
Actuarial Gain During the Year	$(22.8)	$(20.2)	$(22.1)	$(12.9)
Amortization of Actuarial Loss	(9.1)	(8.5)	—	(0.7)
Prior Service Credit	—	—	(0.6)	(1.3)
Amortization of Prior Service Credit	—	—	7.2	7.0
Change for the Year Ended December 31,	$(31.9)	$(28.7)	$(15.5)	$(7.9)

PSO	Pension Plans		OPEB
	December 31,
	2021	2020	2021	2020
Components	(in millions)
Net Actuarial (Gain) Loss	$35.0	$55.9	$(2.1)	$10.5
Prior Service Credit	—	—	(10.0)	(14.1)

Recorded as
Regulatory Assets	$35.0	$55.9	$(12.1)	$(3.6)

PSO	Pension Plans		OPEB
	2021	2020	2021	2020
Components	(in millions)
Actuarial Gain During the Year	$(16.0)	$(12.4)	$(12.6)	$(7.4)
Amortization of Actuarial Loss	(4.9)	(4.7)	—	(0.3)
Prior Service Credit	—	—	(0.3)	(0.7)
Amortization of Prior Service Credit	—	—	4.4	4.4
Change for the Year Ended December 31,	$(20.9)	$(17.1)	$(8.5)	$(4.0)

SWEPCo	Pension Plans		OPEB
	December 31,
	2021	2020	2021	2020
Components	(in millions)
Net Actuarial (Gain) Loss	$76.4	$86.9	$(3.5)	$11.5
Prior Service Credit	—	—	(12.3)	(17.2)

Recorded as
Regulatory Assets	$76.4	$86.9	$(8.9)	$(3.0)
Deferred Income Taxes	—	—	(1.4)	(0.5)
Net of Tax AOCI	—	—	(5.5)	(2.2)

SWEPCo	Pension Plans		OPEB
	2021	2020	2021	2020
Components	(in millions)
Actuarial Gain During the Year	$(4.3)	$(5.2)	$(15.0)	$(9.2)
Amortization of Actuarial Loss	(6.2)	(5.7)	—	(0.4)
Prior Service Credit	—	—	(0.4)	(0.8)
Amortization of Prior Service Credit	—	—	5.3	5.2
Change for the Year Ended December 31,	$(10.5)	$(10.9)	$(10.1)	$(5.2)

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

Pension and OPEB Assets

The fair value tables within Pension and OPEB Assets present the classification of assets for AEP within the fair value hierarchy. All Level 1, 2, 3 and Other amounts can be allocated to the Registrant Subsidiaries using the percentages in the table below:

	Pension Plan		OPEB
	December 31,
Company	2021	2020	2021	2020
AEP Texas	8.3%	8.5%	8.3%	8.3%
APCo	12.8%	12.6%	14.8%	15.1%
I&M	12.7%	12.6%	12.2%	12.2%
OPCo	9.8%	9.8%	10.8%	10.9%
PSO	5.3%	5.4%	5.6%	5.5%
SWEPCo	5.8%	5.9%	6.7%	6.7%

The following table presents the classification of pension plan assets for AEP within the fair value hierarchy as of December 31, 2021:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities (a):
Domestic	$388.9	$—	$—	$—	$388.9	7.2%
International	465.7	—	—	—	465.7	8.7%
Common Collective Trusts (c)	—	—	—	463.9	463.9	8.7%
Subtotal – Equities	854.6	—	—	463.9	1,318.5	24.6%

Fixed Income (a):
United States Government and Agency Securities	0.1	1,557.6	—	—	1,557.7	29.1%
Corporate Debt	—	1,295.9	—	—	1,295.9	24.2%
Foreign Debt	—	259.4	—	—	259.4	4.8%
State and Local Government	—	57.1	—	—	57.1	1.1%
Other – Asset Backed	—	1.3	—	—	1.3	—%
Subtotal – Fixed Income	0.1	3,171.3	—	—	3,171.4	59.2%

Infrastructure (c)	—	—	—	92.1	92.1	1.7%
Real Estate (c)	—	—	—	232.6	232.6	4.4%
Alternative Investments (c)	—	—	—	448.8	448.8	8.4%
Cash and Cash Equivalents (c)	—	64.3	—	53.4	117.7	2.2%
Other – Pending Transactions and Accrued Income (b)	—	—	—	(28.2)	(28.2)	(0.5)%

Total	$854.7	$3,235.6	$—	$1,262.6	$5,352.9	100.0%

(a)Includes investment securities loaned to borrowers under the securities lending program. See the “Investments Held in Trust for Future Liabilities” section of Note 1 for additional information.
(b)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.
(c)Amounts in “Other” column represent investments for which fair value is measured using net asset value per-share.

The following table presents the classification of OPEB plan assets for AEP within the fair value hierarchy as of December 31, 2021:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities:
Domestic	$474.0	$—	$—	$—	$474.0	23.2%
International	296.3	—	—	—	296.3	14.5%
Common Collective Trusts (b)	—	—	—	265.0	265.0	13.0%
Subtotal – Equities	770.3	—	—	265.0	1,035.3	50.7%

Fixed Income:
Common Collective Trust – Debt (b)	—	—	—	167.7	167.7	8.2%
United States Government and Agency Securities	—	222.4	—	—	222.4	10.9%
Corporate Debt	—	233.2	—	—	233.2	11.4%
Foreign Debt	—	39.8	—	—	39.8	2.0%
State and Local Government	91.9	13.6	—	—	105.5	5.1%
Subtotal – Fixed Income	91.9	509.0	—	167.7	768.6	37.6%

Trust Owned Life Insurance:
International Equities	—	23.4	—	—	23.4	1.1%
United States Bonds	—	171.3	—	—	171.3	8.4%
Subtotal – Trust Owned Life Insurance	—	194.7	—	—	194.7	9.5%

Cash and Cash Equivalents (b)	33.0	—	—	6.7	39.7	1.9%
Other – Pending Transactions and Accrued Income (a)	—	—	—	6.0	6.0	0.3%

Total	$895.2	$703.7	$—	$445.4	$2,044.3	100.0%

(a)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.
(b)Amounts in “Other” column represent investments for which fair value is measured using net asset value per-share.

The following table presents the classification of pension plan assets for AEP within the fair value hierarchy as of December 31, 2020:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities (a):
Domestic	$542.3	$—	$—	$—	$542.3	9.7%
International	676.3	—	—	—	676.3	12.2%
Common Collective Trusts (c)	—	—	—	650.0	650.0	11.7%
Subtotal – Equities	1,218.6	—	—	650.0	1,868.6	33.6%

Fixed Income (a):
United States Government and Agency Securities	(1.4)	1,134.1	—	—	1,132.7	20.4%
Corporate Debt	—	1,425.0	—	—	1,425.0	25.6%
Foreign Debt	—	214.0	—	—	214.0	3.9%
State and Local Government	—	56.0	—	—	56.0	1.0%
Other – Asset Backed	—	0.8	—	—	0.8	—%
Subtotal – Fixed Income	(1.4)	2,829.9	—	—	2,828.5	50.9%

Infrastructure (c)	—	—	—	91.1	91.1	1.6%
Real Estate (c)	—	—	—	231.6	231.6	4.2%
Alternative Investments (c)	—	—	—	431.8	431.8	7.8%
Cash and Cash Equivalents (c)	—	49.3	—	58.2	107.5	1.9%
Other – Pending Transactions and Accrued Income (b)	—	—	—	(2.5)	(2.5)	—%

Total	$1,217.2	$2,879.2	$—	$1,460.2	$5,556.6	100.0%

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
(b)Amounts in “Other” column represent investments for which fair value is measured using net asset value per-share.

Accumulated Benefit Obligation

The accumulated benefit obligation for the pension plans is as follows:

Accumulated Benefit Obligation	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Qualified Pension Plan	$4,822.5	$391.4	$597.0	$575.2	$440.0	$232.1	$291.4
Nonqualified Pension Plans	69.7	3.3	0.4	1.2	0.3	1.5	1.3
Total as of December 31, 2021	$4,892.2	$394.7	$597.4	$576.4	$440.3	$233.6	$292.7

Accumulated Benefit Obligation	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Qualified Pension Plan	$5,171.3	$424.5	$645.8	$615.8	$479.2	$258.3	$307.1
Nonqualified Pension Plans	72.9	3.6	0.2	0.8	0.2	1.6	1.4
Total as of December 31, 2020	$5,244.2	$428.1	$646.0	$616.6	$479.4	$259.9	$308.5

Obligations in Excess of Fair Values

The tables below show the underfunded pension plans that had obligations in excess of plan assets.

Projected Benefit Obligation

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Projected Benefit Obligation	$78.4	$3.6	$0.8	$1.9	$0.7	$1.9	$317.7
Fair Value of Plan Assets	—	—	—	—	—	—	308.3
Underfunded Projected Benefit Obligation as of December 31, 2021	$(78.4)	$(3.6)	$(0.8)	$(1.9)	$(0.7)	$(1.9)	$(9.4)

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Projected Benefit Obligation	$81.4	$3.9	$0.5	$1.7	$0.6	$2.0	$334.5
Fair Value of Plan Assets	—	—	—	—	—	—	326.9
Underfunded Projected Benefit Obligation as of December 31, 2020	$(81.4)	$(3.9)	$(0.5)	$(1.7)	$(0.6)	$(2.0)	$(7.6)

Accumulated Benefit Obligation

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Accumulated Benefit Obligation	$69.7	$3.3	$0.4	$1.2	$0.3	$1.5	$1.3
Fair Value of Plan Assets	—	—	—	—	—	—	—
Underfunded Accumulated Benefit Obligation as of December 31, 2021	$(69.7)	$(3.3)	$(0.4)	$(1.2)	$(0.3)	$(1.5)	$(1.3)

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Accumulated Benefit Obligation	$72.9	$3.6	$0.2	$0.8	$0.2	$1.6	$1.4
Fair Value of Plan Assets	—	—	—	—	—	—	—
Underfunded Accumulated Benefit Obligation as of December 31, 2020	$(72.9)	$(3.6)	$(0.2)	$(0.8)	$(0.2)	$(1.6)	$(1.4)

Estimated Future Benefit Payments and Contributions

The estimated pension benefit payments and contributions to the trust are at least the minimum amount required by the Employee Retirement Income Security Act plus payment of unfunded non-qualified benefits.  For the qualified pension plan, additional discretionary contributions may also be made to maintain the funded status of the plan.   For OPEB plans, expected payments include the payment of unfunded benefits.  The following table provides the estimated contributions and payments by Registrant for 2022:

Company	Pension Plans	OPEB
	(in millions)
AEP	$133.6	$3.4
AEP Texas	5.9	0.1
APCo	1.4	1.8
I&M	1.1	—
PSO	0.1	—
SWEPCo	6.5	—

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

Pension Plans	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2022	$378.1	$36.3	$43.9	$41.3	$35.1	$20.3	$24.7
2023	380.8	35.9	45.0	40.9	33.7	21.3	25.4
2024	381.1	35.8	45.5	42.1	32.9	20.5	25.5
2025	373.7	34.9	43.1	42.0	33.0	20.4	25.8
2026	373.6	34.7	43.5	42.2	32.4	20.0	27.3
Years 2027 to 2031, in Total	1,722.9	145.5	202.9	201.8	149.1	87.1	112.4

OPEB Benefit Payments	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2022	$123.9	$9.6	$20.5	$15.2	$13.5	$7.1	$7.7
2023	115.4	9.1	19.1	14.1	12.5	6.7	7.4
2024	119.4	9.8	19.7	14.7	12.9	7.0	7.9
2025	117.9	9.8	19.2	14.5	12.7	7.0	8.0
2026	116.0	9.8	18.8	14.4	12.3	6.8	7.9
Years 2027 to 2031, in Total	545.1	44.7	87.5	66.8	57.1	29.7	37.1

OPEB Medicare Subsidy Receipts	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2022	$0.2	$—	$0.1	$—	$—	$—	$—
2023	0.3	—	0.1	—	—	—	—
2024	0.3	—	0.1	—	—	—	—
2025	0.3	—	0.1	—	—	—	—
2026	0.3	—	0.1	—	—	—	—
Years 2027 to 2031, in Total	1.5	—	0.5	—	—	—	—

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

AEP	Pension Plans			OPEB
	Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(in millions)
Service Cost	$129.2	$111.9	$95.5	$9.5	$10.0	$9.5
Interest Cost	137.2	167.9	204.4	30.5	39.8	50.5
Expected Return on Plan Assets	(229.7)	(264.9)	(296.0)	(91.1)	(95.6)	(93.7)
Amortization of Prior Service Credit	—	—	—	(70.9)	(69.8)	(69.1)
Amortization of Net Actuarial Loss	101.5	93.7	57.6	—	5.9	22.1
Settlements	—	—	—	—	—	—
Net Periodic Benefit Cost (Credit)	138.2	108.6	61.5	(122.0)	(109.7)	(80.7)
Capitalized Portion	(55.7)	(47.0)	(38.6)	(4.1)	(4.2)	(3.8)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$82.5	$61.6	$22.9	$(126.1)	$(113.9)	$(84.5)

AEP Texas	Pension Plans			OPEB
	Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(in millions)
Service Cost	$11.8	$10.0	$8.6	$0.7	$0.8	$0.8
Interest Cost	11.2	13.9	17.5	2.4	3.2	4.0
Expected Return on Plan Assets	(19.5)	(22.7)	(25.8)	(7.5)	(8.0)	(7.8)
Amortization of Prior Service Credit	—	—	—	(6.0)	(5.9)	(5.9)
Amortization of Net Actuarial Loss	8.3	7.8	4.9	—	0.5	1.8
Net Periodic Benefit Cost (Credit)	11.8	9.0	5.2	(10.4)	(9.4)	(7.1)
Capitalized Portion	(6.6)	(5.5)	(4.5)	(0.4)	(0.4)	(0.4)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$5.2	$3.5	$0.7	$(10.8)	$(9.8)	$(7.5)

APCo	Pension Plans			OPEB
	Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(in millions)
Service Cost	$11.9	$10.5	$9.4	$1.0	$1.0	$1.0
Interest Cost	16.4	20.3	25.2	4.9	6.6	8.7
Expected Return on Plan Assets	(29.1)	(33.6)	(37.4)	(13.5)	(14.4)	(14.6)
Amortization of Prior Service Credit	—	—	—	(10.3)	(10.2)	(10.1)
Amortization of Net Actuarial Loss	12.0	11.2	7.0	—	0.9	3.7
Net Periodic Benefit Cost (Credit)	11.2	8.4	4.2	(17.9)	(16.1)	(11.3)
Capitalized Portion	(5.2)	(4.5)	(4.0)	(0.4)	(0.4)	(0.4)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$6.0	$3.9	$0.2	$(18.3)	$(16.5)	$(11.7)

I&M	Pension Plans			OPEB
	Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(in millions)
Service Cost	$17.5	$15.4	$13.4	$1.3	$1.4	$1.4
Interest Cost	16.2	19.7	23.8	3.5	4.7	5.8
Expected Return on Plan Assets	(28.9)	(33.3)	(36.8)	(11.1)	(11.7)	(11.4)
Amortization of Prior Service Credit	—	—	—	(9.6)	(9.5)	(9.4)
Amortization of Net Actuarial Loss	11.7	10.8	6.6	—	0.7	2.7
Net Periodic Benefit Cost (Credit)	16.5	12.6	7.0	(15.9)	(14.4)	(10.9)
Capitalized Portion	(4.9)	(4.3)	(3.4)	(0.4)	(0.4)	(0.4)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$11.6	$8.3	$3.6	$(16.3)	$(14.8)	$(11.3)

OPCo	Pension Plans			OPEB
	Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(in millions)
Service Cost	$11.4	$9.7	$7.9	$0.8	$0.9	$0.8
Interest Cost	12.5	15.4	19.1	3.0	4.2	5.5
Expected Return on Plan Assets	(22.3)	(26.3)	(29.3)	(9.7)	(10.5)	(10.8)
Amortization of Prior Service Credit	—	—	—	(7.2)	(7.0)	(6.9)
Amortization of Net Actuarial Loss	9.1	8.5	5.3	—	0.7	2.5
Net Periodic Benefit Cost (Credit)	10.7	7.3	3.0	(13.1)	(11.7)	(8.9)
Capitalized Portion	(6.2)	(5.0)	(3.7)	(0.4)	(0.5)	(0.4)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$4.5	$2.3	$(0.7)	$(13.5)	$(12.2)	$(9.3)

PSO	Pension Plans			OPEB
	Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(in millions)
Service Cost	$8.0	$7.3	$6.5	$0.6	$0.7	$0.6
Interest Cost	6.7	8.5	10.6	1.6	2.1	2.6
Expected Return on Plan Assets	(12.3)	(14.5)	(16.3)	(5.0)	(5.2)	(5.1)
Amortization of Prior Service Credit	—	—	—	(4.4)	(4.4)	(4.3)
Amortization of Net Actuarial Loss	4.9	4.7	2.9	—	0.3	1.2
Net Periodic Benefit Cost (Credit)	7.3	6.0	3.7	(7.2)	(6.5)	(5.0)
Capitalized Portion	(3.4)	(2.8)	(2.4)	(0.3)	(0.3)	(0.2)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$3.9	$3.2	$1.3	$(7.5)	$(6.8)	$(5.2)

SWEPCo	Pension Plans			OPEB
	Years Ended December 31,
	2021	2020	2019	2021	2020	2019
	(in millions)
Service Cost	$11.2	$9.9	$8.6	$0.8	$0.8	$0.8
Interest Cost	8.5	10.2	12.4	1.9	2.5	3.1
Expected Return on Plan Assets	(13.5)	(15.7)	(17.7)	(6.1)	(6.3)	(5.9)
Amortization of Prior Service Credit	—	—	—	(5.3)	(5.2)	(5.2)
Amortization of Net Actuarial Loss	6.2	5.7	3.4	—	0.4	1.4
Net Periodic Benefit Cost (Credit)	12.4	10.1	6.7	(8.7)	(7.8)	(5.8)
Capitalized Portion	(4.1)	(3.4)	(2.9)	(0.3)	(0.3)	(0.3)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$8.3	$6.7	$3.8	$(9.0)	$(8.1)	$(6.1)

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

The following table provides the cost for matching contributions to the retirement savings plans by Registrant:

	Year Ended December 31,
Company	2021	2020	2019
	(in millions)
AEP	$79.9	$81.8	$76.4
AEP Texas	6.4	6.4	5.9
APCo	7.6	7.7	7.5
I&M	10.9	11.3	11.0
OPCo	7.2	7.3	6.6
PSO	4.6	4.9	4.6
SWEPCo	6.4	6.7	6.2

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

Multiemployer Pension Benefits (Applies to AEP)

UMWA pension benefits are provided through the United Mine Workers of America 1974 Pension Plan (Employer Identification Number: 52-1050282, Plan Number 002), a multiemployer plan. The UMWA pension benefits are administered by a board of trustees appointed in equal numbers by the UMWA and the Bituminous Coal Operators’ Association (BCOA), an industry bargaining association. AEP makes contributions to the United Mine Workers of America 1974 Pension Plan based on provisions in its labor agreement and the plan documents. The UMWA pension plan is different from single-employer plans as an employer’s contributions may be used to provide benefits to employees of other participating employers.  A withdrawing employer may be subject to a withdrawal liability, which is calculated based upon that employer’s share of the plan’s unfunded benefit obligations.  If an employer fails to make required contributions or if its payments in connection with its withdrawal liability fall short of satisfying its share of the plan’s unfunded benefit obligations, the remaining employers may be allocated a greater share of the remaining unfunded plan obligations. Under the Pension Protection Act of 2006 (PPA), the UMWA pension plan was in Critical Status for the plan year ending June 30, 2021 and in Critical and Declining Status for the plan year ending June 30, 2020, without utilization of extended amortization provisions.  As required under the PPA, the Plan adopted a Rehabilitation Plan in 2015. The Rehabilitation Plan has been updated annually, most recently in April 2021.

The amounts contributed by AEP affiliates in 2021, 2020 and 2019 were immaterial and represent less than 5% of the total contributions in the plan’s latest annual report based on the plan year ended June 30, 2020.  The contributions in 2021, 2020 and 2019 did not include surcharges.

Under the terms of the UMWA pension plan, contributions will be required to continue beyond the March 31, 2023 expiration of the current collective bargaining agreement between the Cook Coal Terminal (CCT) facility and the UMWA, whether or not the term of that agreement is extended or a subsequent agreement is entered, so long as both the UMWA pension plan remains in effect and an AEP affiliate continues to operate the facility covered by the current collective bargaining agreement. The contribution rate applicable would be determined in accordance with the terms of the UMWA pension plan by reference to the National Bituminous Coal Wage Agreement, subject to periodic revisions, between the UMWA and the BCOA. If the UMWA pension plan would terminate or an AEP affiliate would cease operation of the facility without arranging for a successor operator to assume its liability, the withdrawal liability obligation would be triggered.

Based upon the planned closure of CCT in 2022, AEP records a UMWA pension withdrawal liability on the balance sheet. The UMWA pension withdrawal liability is re-measured annually and is the estimated value of the company’s anticipated contributions toward its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2021 and 2020, the liability balance was $22 million and $25 million, respectively. AEP recovers the estimated value of its UMWA pension withdrawal liability through fuel clauses in certain regulated jurisdictions. AEP records a regulatory asset on the balance sheets when the UMWA pension withdrawal liability exceeds the cumulative billings collected and a regulatory liability on the balance sheets when the cumulative billings collected exceed the withdrawal liability. As of December 31, 2021 and 2020, AEP recorded a regulatory asset on the balance sheets for $1 million and $6 million, respectively. If any portion of the UMWA pension withdrawal liability is not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

The tables below present AEP’s reportable segment income statement information for the years ended December 31, 2021, 2020 and 2019 and reportable segment balance sheet information as of December 31, 2021 and 2020.

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
2021
Revenues from:
External Customers	$9,852.2	$4,464.1	$351.1	$2,108.3	$16.3		$—		$16,792.0
Other Operating Segments	146.3	28.8	1,175.1	55.4	55.9		(1,461.5)		—
Total Revenues	$9,998.5	$4,492.9	$1,526.2	$2,163.7	$72.2		$(1,461.5)		$16,792.0

Asset Impairments and Other Related Charges	$11.6	$—	$—	$—	$—		$—		$11.6
Depreciation and Amortization	1,747.6	690.3	306.0	80.9	0.9		—		2,825.7
Interest Expense	574.2	300.9	146.3	15.6	180.8		(18.7)		1,199.1
Income Tax Expense (Benefit)	(11.2)	77.5	159.6	(48.8)	(61.6)		—		115.5
Equity Earnings (Loss) of Unconsolidated Subsidiaries	3.4	—	75.0	(10.6)	23.9		—		91.7
Net Income (Loss)	$1,116.7	$543.4	$682.0	$210.2	$(64.2)		$—		$2,488.1

Gross Property Additions	$2,963.1	$1,766.0	$1,468.6	$232.8	$25.5		$(29.2)		$6,426.8

Total Property, Plant and Equipment	$48,368.9	$22,700.7	$13,213.0	$2,105.4	$418.4		$—		$86,806.4
Accumulated Depreciation and Amortization	15,471.6	4,102.4	801.8	241.0	188.3		—		20,805.1
Total Property, Plant and Equipment – Net	$32,897.3	$18,598.3	$12,411.2	$1,864.4	$230.1		$—		$66,001.3

Total Assets (e)	$46,974.2	$21,120.2	$13,873.3	$4,263.6	$5,846.5	(b)	$(4,409.1)	(c)	$87,668.7

Investments in Equity Method Investees	$33.5	$2.5	$830.4	$487.8	$93.3		$—		$1,447.5

Long-term Debt Due Within One Year:
Nonaffiliated	$1,022.4	$716.1	$106.4	$—	$308.9	(d)	$—		$2,153.8

Long-term Debt:
Affiliated	65.0	—	—	—	—		(65.0)		—
Nonaffiliated	12,964.4	7,433.2	4,442.7	—	6,460.4	(d)	—		31,300.7

Total Long-term Debt	$14,051.8	$8,149.3	$4,549.1	$—	$6,769.3		$(65.0)		$33,454.5

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
2020
Revenues from:
External Customers	$8,753.2	$4,238.7	$297.4	$1,621.0	$8.2		$—		$14,918.5
Other Operating Segments	126.2	107.2	901.4	104.6	88.6		(1,328.0)		—
Total Revenues	$8,879.4	$4,345.9	$1,198.8	$1,725.6	$96.8		$(1,328.0)		$14,918.5

Depreciation and Amortization	$1,600.5	$751.1	$257.6	$72.8	$0.8		$—		$2,682.8
Interest Expense	565.0	289.2	133.2	24.0	196.4		(42.1)		1,165.7
Income Tax Expense (Benefit)	(7.0)	29.7	130.8	(108.0)	(5.0)		—		40.5
Equity Earnings of Unconsolidated Subsidiaries	2.9	—	82.4	3.2	2.6		—		91.1
Net Income (Loss)	$1,064.5	$496.4	$508.5	$216.9	$(89.6)		$—		$2,196.7

Gross Property Additions	$2,291.2	$2,108.1	$1,649.3	$197.0	$16.0		$(15.3)		$6,246.3

Total Property, Plant and Equipment	$49,023.3	$21,145.0	$11,827.2	$1,910.2	$407.3		$—		$84,313.0
Accumulated Depreciation and Amortization	15,586.2	3,879.3	595.7	166.1	184.1		—		20,411.4
Total Property, Plant and Equipment – Net	$33,437.1	$17,265.7	$11,231.5	$1,744.1	$223.2		$—		$63,901.6

Total Assets	$42,752.7	$19,765.9	$12,627.3	$3,585.9	$5,987.1	(b)	$(3,961.7)	(c)	$80,757.2

Investments in Equity Method Investees	$37.1	$2.1	$831.3	$467.0	$68.8		$—		$1,406.3

Long-term Debt Due Within One Year:
Nonaffiliated	$1,034.6	$588.8	$52.3	$—	$410.4	(d)	$—		$2,086.1

Long-term Debt:
Affiliated	65.0	—	—	—	—		(65.0)		—
Nonaffiliated	12,375.6	6,661.9	4,075.7	—	5,873.2	(d)	—		28,986.4

Total Long-term Debt	$13,475.2	$7,250.7	$4,128.0	$—	$6,283.6		$(65.0)		$31,072.5

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
2019
Revenues from:
External Customers	$9,245.7	$4,319.0	$260.2	$1,721.8	$14.7		$—		$15,561.4
Other Operating Segments	121.4	163.5	813.0	135.8	81.1		(1,314.8)		—
Total Revenues	$9,367.1	$4,482.5	$1,073.2	$1,857.6	$95.8		$(1,314.8)		$15,561.4

Asset Impairments and Other Related Charges	$92.9	$32.5	$—	$31.0	$—		$—		$156.4
Depreciation and Amortization	1,447.0	789.5	183.4	69.5	0.6		24.5	(f)	2,514.5
Interest Expense	568.3	243.3	103.3	30.0	193.7		(66.1)	(f)	1,072.5
Income Tax Expense (Benefit)	(97.7)	(25.2)	136.2	(53.8)	27.6		—		(12.9)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	3.0	—	72.8	(3.8)	0.1		—		72.1
Net Income (Loss)	$985.6	$451.0	$520.1	$104.1	$(141.0)		$—		$1,919.8

Gross Property Additions	$2,437.4	$2,074.3	$1,458.9	$1,005.1	$14.5		$(20.4)		$6,969.8

Total Assets	$41,228.8	$18,757.5	$11,143.5	$3,123.8	$5,440.0	(b)	$(3,801.3)	(c)(f)	$75,892.3

Investments in Equity Method Investees	$41.7	$2.5	$787.5	$459.5	$65.4		$—		$1,356.6

Long-term Debt Due Within One Year:
Affiliated	$20.0	$—	$—	$—	$—		$(20.0)		$—
Nonaffiliated	704.7	392.2	—	—	501.8	(d)	—		1,598.7

Long-term Debt:
Affiliated	39.0	—	—	—	—		(39.0)		—
Nonaffiliated	12,162.0	6,248.1	3,593.8	—	3,122.9	(d)	—		25,126.8

Total Long-term Debt	$12,925.7	$6,640.3	$3,593.8	$—	$3,624.7		$(59.0)		$26,725.5

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
(e)Amount includes Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(f)Includes eliminations due to an intercompany finance lease.

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

The tables below present AEPTCo’s reportable segment income statement information for the years ended December 31, 2021, 2020 and 2019 and reportable segment balance sheet information as of December 31, 2021 and 2020.

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2021	(in millions)
Revenues from:
External Customers	$315.1	$—		$—		$315.1
Sales to AEP Affiliates	1,153.9	—		—		1,153.9
Other Revenues	0.3	—		—		0.3
Total Revenues	$1,469.3	$—		$—		$1,469.3

Depreciation and Amortization	$297.3	$—		$—		$297.3
Interest Income	0.1	158.1		(157.7)	(a)	0.5
Allowance for Equity Funds Used During Construction	67.2	—		—		67.2
Interest Expense	141.2	157.7		(157.7)	(a)	141.2
Income Tax Expense	144.1	—		—		144.1
Net Income	$591.5	$0.2	(b)	$—		$591.7

Gross Property Additions	$1,442.7	$—		$—		$1,442.7

Total Transmission Property	$12,708.5	$—		$—		$12,708.5
Accumulated Depreciation and Amortization	772.8	—		—		772.8
Total Transmission Property - Net	$11,935.7	$—		$—		$11,935.7

Notes Receivable - Affiliated	$—	$4,343.9		$(4,343.9)	(c)	$—

Total Assets (f)	$12,564.3	$4,389.5	(d)	$(4,429.4)	(e)	$12,524.4

Total Long-Term Debt	$4,390.0	$4,343.9		$(4,390.0)	(c)	$4,343.9

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2020	(in millions)
Revenues from:
External Customers	$248.8	$—		$—		$248.8
Sales to AEP Affiliates	896.3	—		—		896.3
Other Revenues	0.6	—		—		0.6
Total Revenues	$1,145.7	$—		$—		$1,145.7

Depreciation and Amortization	$249.0	$—		$—		$249.0
Interest Income	0.9	149.6		(148.1)	(a)	2.4
Allowance for Equity Funds Used During Construction	74.0	—		—		74.0
Interest Expense	127.8	148.1		(148.1)	(a)	127.8
Income Tax Expense	106.5	0.2		—		106.7
Net Income	$422.3	$1.1	(b)	$—		$423.4

Gross Property Additions	$1,621.9	$—		$—		$1,621.9

Total Transmission Property	$11,345.6	$—		$—		$11,345.6
Accumulated Depreciation and Amortization	572.8	—		—		572.8
Total Transmission Property - Net	$10,772.8	$—		$—		$10,772.8

Notes Receivable - Affiliated	$—	$3,948.5		$(3,948.5)	(c)	$—

Total Assets	$11,185.1	$4,084.0	(d)	$(4,023.1)	(e)	$11,246.0

Total Long-Term Debt	$3,990.0	$3,948.5		$(3,990.0)	(c)	$3,948.5

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2019	(in millions)
Revenues from:
External Customers	$214.6	$—		$—		$214.6
Sales to AEP Affiliates	806.7	—		—		806.7
Other Revenue	0.1	—		—		0.1
Total Revenues	$1,021.4	$—		$—		$1,021.4

Depreciation and Amortization	$176.0	$—		$—		$176.0
Interest Income	1.3	123.8		(122.1)	(a)	3.0
Allowance for Equity Funds Used During Construction	84.3	—		—		84.3
Interest Expense	97.4	122.1		(122.1)	(a)	97.4
Income Tax Expense	117.1	0.3		—		117.4
Net Income	$438.6	$1.1	(b)	$—		$439.7

Gross Property Additions	$1,419.5	$—		$—		$1,419.5

Total Assets	$9,865.0	$3,519.1	(d)	$(3,493.3)	(e)	$9,890.8

Total Long-Term Debt	$3,465.0	$3,427.3		$(3,465.0)	(c)	$3,427.3
(a)    Elimination of intercompany interest income/interest expense on affiliated debt arrangement.
(b)    Includes elimination of AEPTCo Parent’s equity earnings in the State Transcos.
(c)    Elimination of intercompany debt.
(d)    Includes elimination of AEPTCo Parent’s investments in the State Transcos.
(e)    Primarily relates to elimination of Notes Receivable from the State Transcos.
(f)    Amount includes Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

10.  DERIVATIVES AND HEDGING

The disclosures in this note apply to all Registrants unless indicated otherwise. For the periods presented, AEPTCo did not have any derivative and hedging activity.

OBJECTIVES FOR UTILIZATION OF DERIVATIVE INSTRUMENTS

AEPSC is agent for and transacts on behalf of certain AEP subsidiaries, including the Registrant Subsidiaries. AEPEP is agent for and transacts on behalf of other AEP subsidiaries.

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

		December 31, 2021
Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	287.9	—	33.1	13.6	2.7	11.9	3.4
Natural Gas	MMBtus	34.1	—	—	—	—	1.3	5.1
Heating Oil and Gasoline	Gallons	7.4	1.9	1.1	0.7	1.5	0.8	1.0
Interest Rate	USD	$116.5	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$950.0	$—	$—	$—	$—	$—	$—

		December 31, 2020
Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	331.3	—	46.9	19.7	3.0	11.9	4.0
Natural Gas	MMBtus	26.9	—	—	—	—	—	7.9
Heating Oil and Gasoline	Gallons	6.9	1.8	1.1	0.6	1.4	0.7	0.9
Interest Rate	USD	$129.8	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$1,150.0	$—	$200.0	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral.  For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles.  AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $263 million and $3 million as of December 31, 2021 and 2020, respectively. AEP netted cash collateral paid to third-parties against short-term and long-term risk management liabilities in the amounts of $3 million and $7 million as of December 31, 2021 and 2020, respectively. The netted cash collateral from third-parties against short-term and long-term risk management assets and netted cash collateral paid to third-parties against short-term and long-term risk management liabilities were immaterial for the Registrant Subsidiaries as of December 31, 2021 and 2020.

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets:

AEP

	December 31, 2021
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets (d)	$513.4	$176.0	$1.2	$690.6	$(496.2)	$194.4
Long-term Risk Management Assets	370.5	89.1	—	459.6	(192.6)	267.0
Total Assets	883.9	265.1	1.2	1,150.2	(688.8)	461.4

Current Risk Management Liabilities (e)	395.7	40.9	—	436.6	(361.2)	75.4
Long-term Risk Management Liabilities	243.9	16.7	38.1	298.7	(68.4)	230.3
Total Liabilities	639.6	57.6	38.1	735.3	(429.6)	305.7

Total MTM Derivative Contract Net Assets (Liabilities)	$244.3	$207.5	$(36.9)	$414.9	$(259.2)	$155.7

	December 31, 2020
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets	$239.1	$21.1	$5.0	$265.2	$(170.5)	$94.7
Long-term Risk Management Assets	275.9	18.0	—	293.9	(51.7)	242.2
Total Assets	515.0	39.1	5.0	559.1	(222.2)	336.9

Current Risk Management Liabilities	193.0	54.4	3.4	250.8	(172.0)	78.8
Long-term Risk Management Liabilities	222.2	60.1	4.1	286.4	(53.6)	232.8
Total Liabilities	415.2	114.5	7.5	537.2	(225.6)	311.6

Total MTM Derivative Contract Net Assets (Liabilities)	$99.8	$(75.4)	$(2.5)	$21.9	$3.4	$25.3

AEP Texas

December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
(in millions)
Current Risk Management Assets	$0.6	$(0.6)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.6	(0.6)	—

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Net Assets (Liabilities)	$0.6	$(0.6)	$—

December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
(in millions)
Current Risk Management Assets	$0.4	$(0.4)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.4	(0.4)	—

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Net Assets (Liabilities)	$0.4	$(0.4)	$—

APCo

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$47.5	$(5.5)	$42.0
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.2	(0.2)	—
Total Assets	47.7	(5.7)	42.0

Other Current Liabilities - Current Risk Management Liabilities	7.2	(6.4)	0.8
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.2	(0.2)	—
Total Liabilities	7.4	(6.6)	0.8

Total MTM Derivative Net Assets	$40.3	$0.9	$41.2

	December 31, 2020
	Risk		Gross Amounts of Risk	Gross Amounts	Net Amounts of Assets/
	Management	Hedging	Management	Offset in the	Liabilities Presented in
	Contracts -	Contracts	Assets/Liabilities	Statement of	the Statement of
Balance Sheet Location	Commodity (a)	Interest Rate (a)	Recognized	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$38.8	$2.4	$41.2	$(18.8)	$22.4
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.7	—	0.7	(0.6)	0.1
Total Assets	39.5	2.4	41.9	(19.4)	22.5

Other Current Liabilities - Current Risk Management Liabilities	19.7	3.4	23.1	(18.5)	4.6
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.6	—	0.6	(0.5)	0.1
Total Liabilities	20.3	3.4	23.7	(19.0)	4.7

Total MTM Derivative Contract Net Assets (Liabilities)	$19.2	$(1.0)	$18.2	$(0.4)	$17.8

I&M

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$11.1	$(7.8)	$3.3
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.2	(0.2)	—
Total Assets	11.3	(8.0)	3.3

Current Risk Management Liabilities	14.8	(9.8)	5.0
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.2	(0.2)	—
Total Liabilities	15.0	(10.0)	5.0

Total MTM Derivative Contract Net Assets (Liabilities)	$(3.7)	$2.0	$(1.7)

	December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$17.2	$(13.6)	$3.6
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.5	(0.4)	0.1
Total Assets	17.7	(14.0)	3.7

Current Risk Management Liabilities	12.1	(12.0)	0.1
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.4	(0.3)	0.1
Total Liabilities	12.5	(12.3)	0.2

Total MTM Derivative Contract Net Assets (Liabilities)	$5.2	$(1.7)	$3.5

OPCo

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.5	$(0.5)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.5	(0.5)	—

Current Risk Management Liabilities	6.7	—	6.7
Long-term Risk Management Liabilities	85.8	—	85.8
Total Liabilities	92.5	—	92.5

Total MTM Derivative Contract Net Liabilities	$(92.0)	$(0.5)	$(92.5)

	December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.3	$(0.3)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.3	(0.3)	—

Current Risk Management Liabilities	8.7	—	8.7
Long-term Risk Management Liabilities	101.6	—	101.6
Total Liabilities	110.3	—	110.3

Total MTM Derivative Contract Net Liabilities	$(110.0)	$(0.3)	$(110.3)

PSO

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$12.4	$(0.3)	$12.1
Long-term Risk Management Assets	—	—	—
Total Assets	12.4	(0.3)	12.1

Current Risk Management Liabilities	3.7	—	3.7
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	3.7	—	3.7

Total MTM Derivative Net Assets (Liabilities)	$8.7	$(0.3)	$8.4

December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
(in millions)
Current Risk Management Assets	$10.5	$(0.2)	$10.3
Long-term Risk Management Assets	—	—	—
Total Assets	10.5	(0.2)	10.3

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Net Assets (Liabilities)	$10.5	$(0.2)	$10.3

SWEPCo

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$10.1	$(0.3)	$9.8
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	1.1	—	1.1
Total Assets	11.2	(0.3)	10.9

Current Risk Management Liabilities	2.1	—	2.1
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	—	—	—
Total Liabilities	2.1	—	2.1

Total MTM Derivative Net Assets (Liabilities)	$9.1	$(0.3)	$8.8

	December 31, 2020
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$3.4	$(0.2)	$3.2
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	—	—	—
Total Assets	3.4	(0.2)	3.2

Current Risk Management Liabilities	0.7	—	0.7
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	1.0	—	1.0
Total Liabilities	1.7	—	1.7

Total MTM Derivative Net Assets (Liabilities)	$1.7	$(0.2)	$1.5

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
(d)Amount excludes Risk Management Assets of $6 million classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(e)Amount excludes Risk Management Liabilities of $0.1 million classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

	Year Ended December 31, 2021
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(0.6)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	169.1	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	(0.5)	(0.1)	—	—	—
Purchased Electricity for Resale	2.0	—	1.8	—	—	—	—
Other Operation	2.8	0.8	0.3	0.3	0.5	0.3	0.4
Maintenance	3.4	1.0	0.5	0.3	0.6	0.4	0.5
Regulatory Assets (a)	(9.1)	—	(2.7)	(14.8)	10.0	(3.6)	3.6
Regulatory Liabilities (a)	156.4	0.2	55.9	(3.9)	—	48.9	37.0
Total Gain (Loss) on Risk Management Contracts	$324.0	$2.0	$55.3	$(18.2)	$11.1	$46.0	$41.5

	Year Ended December 31, 2020
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.8	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	9.5	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.4	0.1	—	—	0.1
Purchased Electricity for Resale	1.4	—	1.2	0.1	—	—	—
Other Operation	(2.0)	(0.6)	(0.2)	(0.2)	(0.3)	(0.2)	(0.3)
Maintenance	(2.9)	(0.8)	(0.4)	(0.3)	(0.5)	(0.3)	(0.4)
Regulatory Assets (a)	(4.8)	—	—	(0.1)	(6.6)	—	1.4
Regulatory Liabilities (a)	114.9	0.4	20.3	12.4	12.4	39.1	20.2
Total Gain (Loss) on Risk Management Contracts	$116.9	$(1.0)	$21.3	$12.0	$5.0	$38.6	$21.0

	Year Ended December 31, 2019
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.7	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	25.1	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	0.5	—	—	0.1
Purchased Electricity for Resale	1.9	—	1.6	0.1	—	—	—
Other Operation	(0.8)	(0.2)	(0.1)	(0.1)	(0.2)	(0.1)	(0.1)
Maintenance	(0.8)	(0.2)	(0.2)	(0.1)	(0.2)	(0.1)	(0.1)
Regulatory Assets (a)	(3.7)	0.7	0.3	0.3	(3.7)	1.2	(1.5)
Regulatory Liabilities (a)	102.6	—	2.4	24.5	10.1	34.6	26.6
Total Gain on Risk Management Contracts	$125.0	$0.3	$4.1	$25.2	$6.0	$35.6	$25.0

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(in millions)
Long-term Debt (a) (b)	$(952.3)	$(995.9)	$(8.5)	$(51.7)

(a)Amounts included on the balance sheets within Long-term Debt Due within One Year and Long-term Debt, respectively.
(b)Amounts include $(46) million and $(53) million as of December 31, 2021 and 2020, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$(35.5)	$41.1	$31.9
Fair Value Portion of Long-term Debt (a)	35.5	(41.1)	(31.9)

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

Accounting for Cash Flow Hedging Strategies (Applies to AEP, APCo, I&M, PSO and SWEPCo)

For cash flow hedges (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the Registrants initially report the gain or loss on the derivative instrument as a component of Accumulated Other Comprehensive Income (Loss) on the balance sheets until the period the hedged item affects net income.

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged.  During the years ended 2021, 2020 and 2019, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur.  During the years ended 2021, 2020 and 2019, AEP applied cash flow hedging to outstanding interest rate derivatives. During the years ended 2021 and 2020, APCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not. During the year ended 2019, the Registrant Subsidiaries did not apply cash flow hedging to outstanding interest rate derivatives.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	December 31, 2021		December 31, 2020
	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AOCI Gain (Loss) Net of Tax	$163.7	$(21.3)	$(60.6)	$(47.5)
Portion Expected to be Reclassed to Net Income During the Next Twelve Months	106.7	(3.3)	(27.1)	(5.7)

As of December 31, 2021 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 111 months and 108 months for commodity and interest rate hedges, respectively.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	December 31, 2021		December 31, 2020
	Interest Rate
		Expected to be		Expected to be
		Reclassified to		Reclassified to
		Net Income During		Net Income During
	AOCI Gain (Loss)	the Next	AOCI Gain (Loss)	the Next
Company	Net of Tax	Twelve Months	Net of Tax	Twelve Months
	(in millions)
AEP Texas	$(1.3)	$(1.1)	$(2.3)	$(1.1)
APCo	7.5	0.8	(0.8)	0.4
I&M	(6.7)	(1.6)	(8.3)	(1.6)
PSO	—	—	0.1	0.1
SWEPCo	1.2	0.1	(0.3)	(1.5)

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

Collateral Triggering Events

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts. The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral. AEP had derivative contracts with collateral triggering events in a net liability position as of December 31, 2021, with a total exposure of $9 million. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of December 31, 2021. The Registrants had no derivative contracts with collateral triggering events in a net liability position as of December 31, 2020.

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

	December 31, 2021
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$159.5	$—	$115.4
APCo	0.5	—	0.3
I&M	0.3	—	0.2
PSO	1.7	—	1.7
SWEPCo	2.7	—	2.7

	December 31, 2020
	Liabilities for		Additional
	Contracts with Cross		Settlement
	Default Provisions		Liability if Cross
	Prior to Contractual	Amount of Cash	Default Provision
Company	Netting Arrangements	Collateral Posted	is Triggered
	(in millions)
AEP	$188.4	$—	$169.2
APCo	4.3	—	3.5
I&M	0.5	—	0.1
SWEPCo	1.8	—	1.8

Warrants Held in Investee (Applies to AEP)

AEP holds an investment in ChargePoint, which completed an initial public offering (IPO) in February 2021 via a reverse merger with a public special purpose acquisition company. Before the IPO, AEP’s interests in ChargePoint consisted of a noncontrolling equity interest of preferred shares, which were accounted for at their historical cost of $8 million as of December 31, 2020, and common share warrants. After the IPO, AEP’s interests in ChargePoint consisted of a noncontrolling equity interest of common shares, which were accounted for at their fair value of $29 million as of December 31, 2021, and common share warrants. AEP recorded an unrealized gain of $26 million associated with the common shares for the twelve months ended December 31, 2021 presented in Other Income (Expense) on AEP’s statements of income.

Management has determined the common share warrants are derivative instruments based on the accounting guidance for “Derivatives and Hedging”. As of December 31, 2021 and 2020, the warrants were valued at $15 million and $32 million, respectively, and were recorded in Deferred Charges and Other Noncurrent Assets on AEP’s balance sheets. AEP recognized an unrealized loss of $17 million and an unrealized gain of $32 million associated with the warrants for the years ended December 31, 2021 and 2020, respectively, presented in Other Income (Expense) on AEP’s statements of income.

Management utilized a Black-Scholes options pricing model to value the warrants as of December 31, 2021 and 2020. The valuation contemplated a liquidity adjustment that resulted in the overall fair value of the warrants being categorized as Level 3 in the fair value hierarchy as of December 31, 2020. After the IPO, there was an observable publicly traded stock price to use in the Black-Scholes options pricing model, which resulted in the warrants being categorized as Level 2 as of December 31, 2021. The common shares are categorized as Level 1 based on the observable publicly traded stock price. See “Fair Value Measurements of Financial Assets and Liabilities” section of Note 11 for additional information.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	December 31,
	2021		2020
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP (a)(b)(c)	$33,454.5	$37,564.7	$31,072.5	$37,457.0
AEP Texas	5,180.8	5,663.8	4,820.4	5,682.6
AEPTCo	4,343.9	4,968.2	3,948.5	4,984.3
APCo	4,938.9	6,037.1	4,834.1	6,391.8
I&M	3,195.0	3,748.0	3,029.9	3,775.3
OPCo	2,968.5	3,437.5	2,430.2	3,154.9
PSO	1,913.5	2,163.7	1,373.8	1,732.1
SWEPCo	3,395.2	3,792.9	2,636.4	3,210.1
(a)The fair value amounts include debt related to AEP’s Equity Units and had a fair value of $1.7 billion and $1.7 billion as of December 31, 2021 and 2020, respectively. See “Equity Units” section of Note 14 for additional information.
(b)The 2021 book value amount excludes Long-term Debt of $1.1 billion classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(c)The 2021 fair value amount excludes Long-term Debt of $1.2 billion related to KPCo. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Fair Value Measurements of Other Temporary Investments (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.  See “Other Temporary Investments” section of Note 1 for additional information.

The following is a summary of Other Temporary Investments and Restricted Cash:

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$48.0	$—	$—	$48.0
Other Cash Deposits	10.0	—	—	10.0
Fixed Income Securities – Mutual Funds (b)	154.3	0.5	—	154.8
Equity Securities – Mutual Funds	19.7	35.9	—	55.6
Total Other Temporary Investments and Restricted Cash	$232.0	$36.4	$—	$268.4

	December 31, 2020
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$45.6	$—	$—	$45.6
Other Cash Deposits	22.7	—	—	22.7
Fixed Income Securities – Mutual Funds (b)	120.7	2.8	—	123.5
Equity Securities – Mutual Funds	25.9	28.7	—	54.6
Total Other Temporary Investments and Restricted Cash	$214.9	$31.5	$—	$246.4

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Proceeds from Investment Sales	$15.0	$50.9	$21.2
Purchases of Investments	26.9	41.6	45.0
Gross Realized Gains on Investment Sales	3.6	3.8	—
Gross Realized Losses on Investment Sales	—	0.2	0.4

Fair Value Measurements of Trust Assets for Decommissioning and SNF Disposal (Applies to AEP and I&M)

Securities held in trust funds for decommissioning nuclear facilities and for the disposal of SNF are recorded at fair value.  See “Nuclear Trust Funds” section of Note 1 for additional information.

The following is a summary of nuclear trust fund investments:

	December 31,
	2021			2020
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$84.7	$—	$—	$25.8	$—	$—
Fixed Income Securities:
United States Government	1,156.4	66.3	(7.9)	1,025.6	98.5	(7.1)
Corporate Debt	76.7	6.7	(2.1)	86.3	9.6	(1.7)
State and Local Government	7.3	0.4	(0.1)	114.3	0.9	(0.4)
Subtotal Fixed Income Securities	1,240.4	73.4	(10.1)	1,226.2	109.0	(9.2)
Equity Securities - Domestic (a)	2,541.9	1,901.3	—	2,054.7	1,400.8	—
Spent Nuclear Fuel and Decommissioning Trusts	$3,867.0	$1,974.7	$(10.1)	$3,306.7	$1,509.8	$(9.2)

(a)Amount reported as Gross Unrealized Gains includes unrealized gains of $1.9 billion and $1.4 billion and unrealized losses of $4 million and $9 million as of December 31, 2021 and 2020, respectively.

The following table provides the securities activity within the decommissioning and SNF trusts:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Proceeds from Investment Sales	$1,886.4	$1,593.4	$1,473.0
Purchases of Investments	1,928.2	1,637.2	1,531.0
Gross Realized Gains on Investment Sales	103.2	26.4	76.5
Gross Realized Losses on Investment Sales	16.5	26.1	24.3

The base cost of fixed income securities was $1.2 billion and $1.1 billion as of December 31, 2021 and 2020, respectively.  The base cost of equity securities was $641 million and $654 million as of December 31, 2021 and 2020, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of December 31, 2021 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$302.4
After 1 year through 5 years	431.2
After 5 years through 10 years	227.7
After 10 years	279.1
Total	$1,240.4

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

AEP

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$48.0	$—	$—	$—	$48.0
Other Cash Deposits (a)	—	—	—	10.0	10.0
Fixed Income Securities – Mutual Funds	154.8	—	—	—	154.8
Equity Securities – Mutual Funds (b)	55.6	—	—	—	55.6
Total Other Temporary Investments and Restricted Cash	258.4	—	—	10.0	268.4

Risk Management Assets
Risk Management Commodity Contracts (c) (d) (i)	7.4	648.5	226.3	(642.4)	239.8
Cash Flow Hedges:
Commodity Hedges (c)	—	242.9	19.2	(41.7)	220.4
Fair Value Hedges	—	1.2	—	—	1.2
Total Risk Management Assets	7.4	892.6	245.5	(684.1)	461.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	77.7	—	—	7.0	84.7
Fixed Income Securities:
United States Government	—	1,156.4	—	—	1,156.4
Corporate Debt	—	76.7	—	—	76.7
State and Local Government	—	7.3	—	—	7.3
Subtotal Fixed Income Securities	—	1,240.4	—	—	1,240.4
Equity Securities – Domestic (b)	2,541.9	—	—	—	2,541.9
Total Spent Nuclear Fuel and Decommissioning Trusts	2,619.6	1,240.4	—	7.0	3,867.0

Other Investments (h)	28.8	14.9	—	—	43.7

Total Assets	$2,914.2	$2,147.9	$245.5	$(667.1)	$4,640.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d) (j)	$5.3	$485.0	$147.6	$(383.2)	$254.7
Cash Flow Hedges:
Commodity Hedges (c)	—	54.0	0.6	(41.7)	12.9
Fair Value Hedges	—	38.1	—	—	38.1
Total Risk Management Liabilities	$5.3	$577.1	$148.2	$(424.9)	$305.7

AEP

	December 31, 2020
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$45.6	$—	$—	$—	$45.6
Other Cash Deposits (a)	12.2	—	—	10.5	22.7
Fixed Income Securities – Mutual Funds	123.5	—	—	—	123.5
Equity Securities – Mutual Funds (b)	54.6	—	—	—	54.6
Total Other Temporary Investments and Restricted Cash	235.9	—	—	10.5	246.4

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	0.9	258.8	252.4	(190.0)	322.1
Cash Flow Hedges:
Commodity Hedges (c)	—	34.4	3.9	(28.5)	9.8
Interest Rate Hedges	—	2.4	—	—	2.4
Fair Value Hedges	—	2.6	—	—	2.6
Total Risk Management Assets	0.9	298.2	256.3	(218.5)	336.9

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	16.8	—	—	9.0	25.8
Fixed Income Securities:
United States Government	—	1,025.6	—	—	1,025.6
Corporate Debt	—	86.3	—	—	86.3
State and Local Government	—	114.3	—	—	114.3
Subtotal Fixed Income Securities	—	1,226.2	—	—	1,226.2
Equity Securities – Domestic (b)	2,054.7	—	—	—	2,054.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,071.5	1,226.2	—	9.0	3,306.7

Other Investments (h)	—	—	31.8	—	31.8

Total Assets	$2,308.3	$1,524.4	$288.1	$(199.0)	$3,921.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$0.9	$244.2	$167.2	$(193.4)	$218.9
Cash Flow Hedges:
Commodity Hedges (c)	—	106.1	7.6	(28.5)	85.2
Interest Rate Hedges	—	3.4	—	—	3.4
Fair Value Hedges	—	4.1	—	—	4.1
Total Risk Management Liabilities	$0.9	$357.8	$174.8	$(221.9)	$311.6

AEP Texas

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$30.4	$—	$—	$—	$30.4

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.6	—	(0.6)	—

Total Assets	$30.4	$0.6	$—	$(0.6)	$30.4

	December 31, 2020
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$28.7	$—	$—	$—	$28.7

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.4	—	(0.4)	—

Total Assets	$28.7	$0.4	$—	$(0.4)	$28.7

APCo

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$17.6	$—	$—	$—	$17.6

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	5.8	42.0	(5.8)	42.0

Total Assets	$17.6	$5.8	$42.0	$(5.8)	$59.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$7.2	$0.3	$(6.7)	$0.8

	December 31, 2020
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$16.9	$—	$—	$—	$16.9

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	19.4	19.9	(19.2)	20.1
Cash Flow Hedges:
Interest Rate Hedges	—	2.4	—	—	2.4
Total Risk Management Assets	—	21.8	19.9	(19.2)	22.5

Total Assets	$16.9	$21.8	$19.9	$(19.2)	$39.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$19.5	$0.6	$(18.8)	$1.3
Cash Flow Hedges:
Interest Rate Hedges	—	3.4	—	—	3.4
Total Risk Management Liabilities	$—	$22.9	$0.6	$(18.8)	$4.7

I&M

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$3.8	$7.6	$(8.1)	$3.3

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	77.7	—	—	7.0	84.7
Fixed Income Securities:
United States Government	—	1,156.4	—	—	1,156.4
Corporate Debt	—	76.7	—	—	76.7
State and Local Government	—	7.3	—	—	7.3
Subtotal Fixed Income Securities	—	1,240.4	—	—	1,240.4
Equity Securities - Domestic (b)	2,541.9	—	—	—	2,541.9
Total Spent Nuclear Fuel and Decommissioning Trusts	2,619.6	1,240.4	—	7.0	3,867.0

Total Assets	$2,619.6	$1,244.2	$7.6	$(1.1)	$3,870.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$6.7	$8.3	$(10.0)	$5.0

	December 31, 2020
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$15.1	$2.5	$(13.9)	$3.7

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	16.8	—	—	9.0	25.8
Fixed Income Securities:
United States Government	—	1,025.6	—	—	1,025.6
Corporate Debt	—	86.3	—	—	86.3
State and Local Government	—	114.3	—	—	114.3
Subtotal Fixed Income Securities	—	1,226.2	—	—	1,226.2
Equity Securities - Domestic (b)	2,054.7	—	—	—	2,054.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,071.5	1,226.2	—	9.0	3,306.7

Total Assets	$2,071.5	$1,241.3	$2.5	$(4.9)	$3,310.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$12.0	$0.4	$(12.2)	$0.2

OPCo

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.5	$—	$(0.5)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$92.5	$—	$92.5

	December 31, 2020
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$—	$(0.3)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$110.3	$—	$110.3

PSO

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$12.2	$(0.4)	$12.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$3.7	$0.1	$(0.1)	$3.7

	December 31, 2020
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.2	$10.3	$(0.2)	$10.3

SWEPCo

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$11.0	$(0.4)	$10.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$2.1	$0.1	$(0.1)	$2.1

	December 31, 2020
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$3.3	$(0.2)	$3.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$1.7	$—	$1.7

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
(d)The December 31, 2021 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $1 million in 2022 and $1 million in periods 2023-2025; Level 2 matures $42 million in 2022, $109 million in periods 2023-2025, $10 million in periods 2026-2027 and $3 million in periods 2028-2033; Level 3 matures $82 million in 2022, $10 million in periods 2023-2025, $9 million in periods 2026-2027 and $(17) million in periods 2028-2033. Risk management commodity contracts are substantially comprised of power contracts.
(e)Amounts in “Other” column primarily represent accrued interest receivables from financial institutions.  Level 1 amounts primarily represent investments in money market funds.
(f)The December 31, 2020 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 2 matures $3 million in periods 2022-2024, $11 million in periods 2025-2026 and $1 million in periods 2027-2033; Level 3 matures $47 million in 2021, $37 million in periods 2022-2024, $14 million in periods 2025-2026 and $(13) million in periods 2027-2033.  Risk management commodity contracts are substantially comprised of power contracts.
(g)Substantially comprised of power contracts for the Registrant Subsidiaries.
(h)See “Warrants Held in Investee” section of Note 10 for additional information.
(i)Amount excludes Risk Management Assets of $6 million classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(j)Amount excludes Risk Management Liabilities of $0.1 million classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Year Ended December 31, 2021	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2020	$113.3	$19.3	$2.1	$(110.3)	$10.3	$1.6
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	48.6	8.3	(0.1)	2.4	16.1	9.5
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(45.2)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	24.2	—	—	—	—	—
Settlements	(89.0)	(28.0)	(2.2)	6.3	(26.4)	(15.5)
Transfers into Level 3 (d) (e)	(3.8)	—	—	—	—	—
Transfers out of Level 3 (e)	(34.4)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	89.4	42.1	(0.5)	9.1	12.1	15.3
Assets and Liabilities Held for Sale related to KPCo (g) (h)	(5.8)	—	—	—	—	—
Balance as of December 31, 2021	$97.3	$41.7	$(0.7)	$(92.5)	$12.1	$10.9

Year Ended December 31, 2020	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2019	$109.9	$37.7	$5.8	$(103.6)	$15.8	$1.4
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	39.5	13.2	2.5	(1.6)	11.9	2.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	35.3	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	13.8	—	—	—	—	—
Settlements	(113.1)	(51.6)	(8.6)	8.9	(27.6)	(6.6)
Transfers into Level 3 (d) (e)	(3.8)	—	—	—	—	—
Transfers out of Level 3 (e)	5.6	0.7	0.4	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	26.1	19.3	2.0	(14.0)	10.2	4.0
Balance as of December 31, 2020	$113.3	$19.3	$2.1	$(110.3)	$10.3	$1.6

Year Ended December 31, 2019	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2018	$131.2	$57.8	$8.9	$(99.4)	$9.5	$2.3
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	15.8	(13.9)	4.7	(0.9)	13.5	6.0
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(0.1)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	(15.1)	—	—	—	—	—
Settlements	(117.6)	(42.5)	(13.0)	6.6	(23.0)	(9.6)
Transfers into Level 3 (d) (e)	(0.6)	(0.5)	(0.3)	—	—	—
Transfers out of Level 3 (e)	35.6	(0.7)	(0.4)	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	60.7	37.5	5.9	(9.9)	15.8	2.7
Balance as of December 31, 2019	$109.9	$37.7	$5.8	$(103.6)	$15.8	$1.4

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
(f)Relates to the net gains (losses) of those contracts that are not reflected on the statements of income.  These changes in fair value are recorded as regulatory liabilities for net gains and as regulatory assets for net losses or accounts payable.
(g)Amount excludes Risk Management Assets of $6.4 million classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(h)Amount excludes Risk Management Liabilities of $0.6 million classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

AEP

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Energy Contracts (g)	$164.4	$135.2	Discounted Cash Flow	Forward Market Price (a)	$10.30	$76.70	$37.11
Natural Gas Contracts	3.6	—	Discounted Cash Flow	Forward Market Price (b)	3.11	4.02	3.47
FTRs (e) (f)	77.5	13.0	Discounted Cash Flow	Forward Market Price (a)	(23.93)	26.38	0.86
Total	$245.5	$148.2

December 31, 2020
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average
	(in millions)
Energy Contracts	$213.5	$169.7	Discounted Cash Flow	Forward Market Price (a) (c)	$5.33	$100.47	$32.73
Natural Gas Contracts	—	1.7	Discounted Cash Flow	Forward Market Price (b) (c)	2.18	2.77	2.40
FTRs	42.8	3.4	Discounted Cash Flow	Forward Market Price (a) (c)	(15.08)	9.66	0.19
Other Investments	31.8	—	Black-Scholes Model	Liquidity Adjustment (d)	10%	20%	15%
Total	$288.1	$174.8

APCo

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.3	Discounted Cash Flow	Forward Market Price	$32.20	$56.54	$44.77
FTRs	42.0	—	Discounted Cash Flow	Forward Market Price	(0.30)	26.38	2.63
Total	$42.0	$0.3

December 31, 2020
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$1.0	$0.6	Discounted Cash Flow	Forward Market Price	$10.84	$41.09	$25.08
FTRs	18.9	—	Discounted Cash Flow	Forward Market Price	0.04	5.61	1.13
Total	$19.9	$0.6

I&M

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.2	Discounted Cash Flow	Forward Market Price	$32.20	$56.54	$44.77
FTRs	7.6	8.1	Discounted Cash Flow	Forward Market Price	(5.45)	17.78	(0.12)
Total	$7.6	$8.3

December 31, 2020
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$0.6	$0.3	Discounted Cash Flow	Forward Market Price	$10.84	$41.09	$25.08
FTRs	1.9	0.1	Discounted Cash Flow	Forward Market Price	(1.96)	3.69	0.33
Total	$2.5	$0.4

OPCo

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$92.5	Discounted Cash Flow	Forward Market Price	$14.26	$52.98	$30.68

December 31, 2020
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$110.3	Discounted Cash Flow	Forward Market Price	$16.19	$46.98	$28.30

PSO

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$12.2	$0.1	Discounted Cash Flow	Forward Market Price	$(18.39)	$1.87	$(2.57)

December 31, 2020
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$10.3	$—	Discounted Cash Flow	Forward Market Price	$(6.93)	$0.48	$(1.93)

SWEPCo

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$3.6	$—	Discounted Cash Flow	Forward Market Price (b)	$3.11	$4.02	$3.47
FTRs	7.4	0.1	Discounted Cash Flow	Forward Market Price (a)	(18.39)	1.87	(2.57)
Total	$11.0	$0.1

December 31, 2020
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$—	$1.7	Discounted Cash Flow	Forward Market Price (b)	$2.18	$2.77	$2.41
FTRs	3.3	—	Discounted Cash Flow	Forward Market Price (a)	(6.93)	0.48	(1.93)
Total	$3.3	$1.7

(a)Represents market prices in dollars per MWh.
(b)Represents market prices in dollars per MMBtu.
(c)The weighted-average is the product of the forward market price of the underlying commodity and volume weighted by term.
(d)Represents percentage discount applied to the publically available share price.
(e)Amount excludes Risk Management Assets of $6 million classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(f)Amount excludes Risk Management Liabilities of $0.5 million classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(g)Amount excludes Risk Management Liabilities of $0.1 million classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts, Natural Gas Contracts, FTRs and Other Investments for the Registrants as of December 31, 2021 and 2020:

Uncertainty of Fair Value Measurements

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)
Liquidity Adjustment	Buy	Increase (Decrease)	Lower (Higher)

12. INCOME TAXES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Income Tax Expense (Benefit)

The details of the Registrants’ Income Tax Expense (Benefit) as reported are as follows:

Year Ended December 31, 2021	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Federal:
Current	$(27.8)	$(1.2)	$69.8	$5.0	$26.9	$6.8	$(109.6)	$(16.7)
Deferred	182.6	40.5	54.1	14.9	(35.5)	25.2	105.6	26.2
Total Federal	154.8	39.3	123.9	19.9	(8.6)	32.0	(4.0)	9.5

State and Local:
Current	6.0	3.0	5.8	2.2	(0.6)	(3.1)	—	0.4
Deferred (a)	(45.3)	0.8	14.4	—	(1.4)	5.5	8.1	(10.5)
Total State and Local	(39.3)	3.8	20.2	2.2	(2.0)	2.4	8.1	(10.1)

Income Tax Expense (Benefit)	$115.5	$43.1	$144.1	$22.1	$(10.6)	$34.4	$4.1	$(0.6)
(a)Benefit at AEP is primarily due to an out of period adjustment related to Deferred Income Taxes and Income Tax Expense (Benefit). Management concluded the misstatement and subsequent correction was not material to prior or current period financial statements.

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

The following are reconciliations for the Registrants between the federal income taxes computed by multiplying pretax income by the federal statutory tax rate and the income taxes reported:

AEP	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net Income	$2,488.1	$2,196.7	$1,919.8
Less: Equity Earnings – Dolet Hills	(3.4)	(2.9)	(3.0)
Income Tax Expense (Benefit)	115.5	40.5	(12.9)
Pretax Income	$2,600.2	$2,234.3	$1,903.9

Income Taxes on Pretax Income at Statutory Rate (21%)	$546.0	$469.2	$399.8
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	25.9	26.5	20.4
Investment Tax Credit Amortization	(22.0)	(18.8)	(13.0)
Production Tax Credits	(98.8)	(83.1)	(59.6)
State and Local Income Taxes, Net	39.4	25.1	52.2
Removal Costs	(20.0)	(18.6)	(22.2)
AFUDC	(30.6)	(32.5)	(37.1)
Tax Adjustments (a)	(55.1)	—	—
Tax Reform Excess ADIT Reversal	(255.6)	(268.2)	(353.2)
CARES Act	—	(48.0)	—
Other	(13.7)	(11.1)	(0.2)
Income Tax Expense (Benefit)	$115.5	$40.5	$(12.9)

Effective Income Tax Rate	4.4%	1.8%	(0.7)%

(a)Represents an out of period adjustment related to Deferred Income Taxes and Income Tax Expense (Benefit). Management concluded the misstatement and subsequent correction was not material to prior or current period financial statements.

AEP Texas	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net Income	$289.8	$241.0	$178.3
Income Tax Expense (Benefit)	43.1	(11.2)	(53.6)
Pretax Income	$332.9	$229.8	$124.7

Income Taxes on Pretax Income at Statutory Rate (21%)	$69.9	$48.3	$26.2
Increase (Decrease) in Income Taxes Resulting from the Following Items:
State and Local Income Taxes, Net	2.4	(0.8)	2.3
AFUDC	(4.5)	(4.1)	(3.2)
Parent Company Loss Benefit	(3.2)	(4.5)	(3.8)
Tax Reform Excess ADIT Reversal	(21.3)	(47.9)	(73.4)
Other	(0.2)	(2.2)	(1.7)
Income Tax Expense (Benefit)	$43.1	$(11.2)	$(53.6)

Effective Income Tax Rate	12.9%	(4.9)%	(43.0)%

AEPTCo	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net Income	$591.7	$423.4	$439.7
Income Tax Expense	144.1	106.7	117.4
Pretax Income	$735.8	$530.1	$557.1

Income Taxes on Pretax Income at Statutory Rate (21%)	$154.5	$111.3	$117.0
Increase (Decrease) in Income Taxes Resulting from the Following Items:
State and Local Income Taxes, Net	19.8	15.1	17.4
AFUDC	(14.1)	(15.5)	(17.7)
Parent Company Loss Benefit	(18.3)	(7.0)	(4.2)
Other	2.2	2.8	4.9
Income Tax Expense	$144.1	$106.7	$117.4

Effective Income Tax Rate	19.6%	20.1%	21.1%

APCo	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net Income	$348.9	$369.7	$306.3
Income Tax Expense (Benefit)	22.1	4.3	(78.0)
Pretax Income	$371.0	$374.0	$228.3

Income Taxes on Pretax Income at Statutory Rate (21%)	$77.9	$78.5	$47.9
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	11.7	12.7	10.8
State and Local Income Taxes, Net	2.1	7.9	9.0
Removal Costs	(7.3)	(5.7)	(6.4)
AFUDC	(4.6)	(4.5)	(5.2)
Parent Company Loss Benefit	—	(6.2)	(4.1)
Tax Adjustments (a)	4.5	—	—
Tax Reform Excess ADIT Reversal	(60.5)	(72.3)	(130.4)
Federal Return to Provision	(1.6)	(7.2)	(1.0)
Other	(0.1)	1.1	1.4
Income Tax Expense (Benefit)	$22.1	$4.3	$(78.0)

Effective Income Tax Rate	6.0%	1.1%	(34.2)%

(a)Represents an out of period adjustment related to Deferred Income Taxes and Income Tax Expense (Benefit). Management concluded the misstatement and subsequent correction was not material to prior or current period financial statements.

I&M	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net Income	$279.8	$284.8	$269.4
Income Tax Benefit	(10.6)	(7.5)	(10.6)
Pretax Income	$269.2	$277.3	$258.8

Income Taxes on Pretax Income at Statutory Rate (21%)	$56.5	$58.2	$54.3
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	3.5	1.6	4.0
Investment Tax Credit Amortization	(6.4)	(4.5)	(3.6)
State and Local Income Taxes, Net	(1.3)	1.5	(1.2)
Removal Costs	(9.7)	(10.5)	(12.8)
AFUDC	(2.7)	(2.4)	(4.1)
Parent Company Loss Benefit	(2.8)	(6.4)	(3.3)
Tax Reform Excess ADIT Reversal	(46.3)	(46.8)	(42.5)
Other	(1.4)	1.8	(1.4)
Income Tax Benefit	$(10.6)	$(7.5)	$(10.6)

Effective Income Tax Rate	(3.9)%	(2.7)%	(4.1)%

OPCo	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net Income	$253.6	$271.4	$297.1
Income Tax Expense	34.4	45.2	34.9
Pretax Income	$288.0	$316.6	$332.0

Income Taxes on Pretax Income at Statutory Rate (21%)	$60.5	$66.5	$69.7
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	2.2	3.7	(1.4)
State and Local Income Taxes, Net	—	(1.7)	3.4
AFUDC	(2.3)	(2.6)	(3.8)
Tax Adjustments (a)	8.9	—	—
Tax Reform Excess ADIT Reversal	(32.6)	(27.2)	(27.3)
Federal Return to Provision	(1.2)	6.5	(3.7)
Other	(1.1)	—	(2.0)
Income Tax Expense	$34.4	$45.2	$34.9

Effective Income Tax Rate	11.9%	14.3%	10.5%

(a)Represents an out of period adjustment related to Deferred Income Taxes and Income Tax Expense (Benefit). Management concluded the misstatement and subsequent correction was not material to prior or current period financial statements.

PSO	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net Income	$141.1	$123.0	$137.6
Income Tax Expense	4.1	5.2	7.5
Pretax Income	$145.2	$128.2	$145.1

Income Taxes on Pretax Income at Statutory Rate (21%)	$30.5	$26.9	$30.5
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Investment Tax Credit Amortization	(1.8)	(2.1)	(0.5)
Production Tax Credits	(6.0)	—	—
State and Local Income Taxes, Net	6.4	6.5	6.3
Parent Company Loss Benefit	—	(0.2)	(2.1)
Tax Reform Excess ADIT Reversal	(25.4)	(25.5)	(24.5)
Other	0.4	(0.4)	(2.2)
Income Tax Expense	$4.1	$5.2	$7.5

Effective Income Tax Rate	2.8%	4.1%	5.2%

SWEPCo	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net Income	$242.1	$183.7	$162.2
Less: Equity Earnings – Dolet Hills	(3.4)	(2.9)	(3.0)
Income Tax Expense (Benefit)	(0.6)	9.4	(4.7)
Pretax Income	$238.1	$190.2	$154.5

Income Taxes on Pretax Income at Statutory Rate (21%)	$50.0	$39.9	$32.4
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	1.8	1.9	1.9
Depletion	(2.7)	(3.4)	(3.4)
Production Tax Credits	(7.2)	—	—
State and Local Income Taxes, Net	(8.0)	2.7	(1.3)
Parent Company Loss Benefit	—	(5.6)	(1.6)
Tax Reform Excess ADIT Reversal	(31.1)	(21.9)	(29.9)
Other	(3.4)	(4.2)	(2.8)
Income Tax Expense (Benefit)	$(0.6)	$9.4	$(4.7)

Effective Income Tax Rate	(0.3)%	4.9%	(3.0)%

Net Deferred Tax Liability

The following tables show elements of the net deferred tax liability and significant temporary differences for each Registrant:

AEP	December 31,
	2021	2020
	(in millions)
Deferred Tax Assets	$3,277.0	$3,259.7
Deferred Tax Liabilities	(11,479.5)	(11,500.6)
Net Deferred Tax Liabilities	$(8,202.5)	$(8,240.9)

Property Related Temporary Differences	$(7,020.3)	$(7,340.5)
Amounts Due to Customers for Future Income Taxes	1,033.0	1,075.8
Deferred State Income Taxes	(1,116.7)	(1,317.6)
Securitized Assets	(128.8)	(140.0)
Regulatory Assets	(645.4)	(391.6)
Accrued Nuclear Decommissioning	(743.2)	(626.4)
Net Operating Loss Carryforward	285.7	112.9
Tax Credit Carryforward	439.8	323.6
Operating Lease Liability	114.2	183.7
Investment in Partnership	(392.1)	(362.0)
All Other, Net	(28.7)	241.2
Net Deferred Tax Liabilities	$(8,202.5)	$(8,240.9)

AEP Texas	December 31,
	2021	2020
	(in millions)
Deferred Tax Assets	$173.8	$183.6
Deferred Tax Liabilities	(1,262.7)	(1,200.3)
Net Deferred Tax Liabilities	$(1,088.9)	$(1,016.7)

Property Related Temporary Differences	$(1,060.2)	$(1,039.6)
Amounts Due to Customers for Future Income Taxes	110.0	114.4
Deferred State Income Taxes	(32.2)	(29.1)
Securitized Transition Assets	(84.4)	(90.2)
Regulatory Assets	(45.1)	(47.4)
Operating Lease Liability	15.8	18.0
All Other, Net	7.2	57.2
Net Deferred Tax Liabilities	$(1,088.9)	$(1,016.7)

AEPTCo	December 31,
	2021	2020
	(in millions)
Deferred Tax Assets	$158.8	$166.5
Deferred Tax Liabilities	(1,121.7)	(1,073.4)
Net Deferred Tax Liabilities	$(962.9)	$(906.9)

Property Related Temporary Differences	$(997.0)	$(937.8)
Amounts Due to Customers for Future Income Taxes	118.2	118.9
Deferred State Income Taxes	(94.5)	(98.3)
Net Operating Loss Carryforward	8.1	13.2
All Other, Net	2.3	(2.9)
Net Deferred Tax Liabilities	$(962.9)	$(906.9)

APCo	December 31,
	2021	2020
	(in millions)
Deferred Tax Assets	$495.1	$500.6
Deferred Tax Liabilities	(2,299.8)	(2,250.5)
Net Deferred Tax Liabilities	$(1,804.7)	$(1,749.9)

Property Related Temporary Differences	$(1,476.5)	$(1,412.0)
Amounts Due to Customers for Future Income Taxes	182.1	198.3
Deferred State Income Taxes	(288.8)	(336.5)
Securitized Assets	(39.3)	(44.7)
Regulatory Assets	(177.0)	(114.8)
Operating Lease Liability	14.2	16.7
All Other, Net	(19.4)	(56.9)
Net Deferred Tax Liabilities	$(1,804.7)	$(1,749.9)

I&M	December 31,
	2021	2020
	(in millions)
Deferred Tax Assets	$1,072.2	$989.5
Deferred Tax Liabilities	(2,172.4)	(2,053.9)
Net Deferred Tax Liabilities	$(1,100.2)	$(1,064.4)

Property Related Temporary Differences	$(286.2)	$(409.2)
Amounts Due to Customers for Future Income Taxes	135.5	147.9
Deferred State Income Taxes	(222.0)	(211.1)
Regulatory Assets	(23.6)	(16.5)
Accrued Nuclear Decommissioning	(743.2)	(626.4)
Operating Lease Liability	13.5	46.6
All Other, Net	25.8	4.3
Net Deferred Tax Liabilities	$(1,100.2)	$(1,064.4)

OPCo	December 31,
	2021	2020
	(in millions)
Deferred Tax Assets	$204.4	$210.8
Deferred Tax Liabilities	(1,205.3)	(1,165.9)
Net Deferred Tax Liabilities	$(1,000.9)	$(955.1)

Property Related Temporary Differences	$(1,042.0)	$(1,016.0)
Amounts Due to Customers for Future Income Taxes	117.7	121.1
Deferred State Income Taxes	(58.8)	(40.7)
Regulatory Assets	(39.8)	(53.7)
Operating Lease Liability	17.2	19.4
All Other, Net	4.8	14.8
Net Deferred Tax Liabilities	$(1,000.9)	$(955.1)

PSO	December 31,
	2021	2020
	(in millions)
Deferred Tax Assets	$170.0	$239.8
Deferred Tax Liabilities	(952.3)	(928.3)
Net Deferred Tax Liabilities	$(782.3)	$(688.5)

Property Related Temporary Differences	$(708.6)	$(661.8)
Amounts Due to Customers for Future Income Taxes	111.5	118.5
Deferred State Income Taxes	(83.2)	(107.7)
Regulatory Assets	(228.0)	(39.1)
Net Operating Loss Carryforward	111.4	12.9
All Other, Net	14.6	(11.3)
Net Deferred Tax Liabilities	$(782.3)	$(688.5)

SWEPCo	December 31,
	2021	2020
	(in millions)
Deferred Tax Assets	$336.4	$338.1
Deferred Tax Liabilities	(1,424.0)	(1,355.7)
Net Deferred Tax Liabilities	$(1,087.6)	$(1,017.6)

Property Related Temporary Differences	$(989.6)	$(985.1)
Amounts Due to Customers for Future Income Taxes	154.8	162.7
Deferred State Income Taxes	(234.9)	(214.7)
Regulatory Assets	(101.4)	(26.2)
Net Operating Loss Carryforward	67.4	33.4
All Other, Net	16.1	12.3
Net Deferred Tax Liabilities	$(1,087.6)	$(1,017.6)

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

Federal and State Income Tax Audit Status

The statute of limitations for the IRS to examine AEP and subsidiaries originally filed federal return has expired for tax years 2016 and earlier. In the third quarter of 2019, AEP and subsidiaries elected to amend the 2014 through 2017 federal returns. In the first quarter of 2020, the IRS notified AEP that it was beginning an examination of these amended returns, including the net operating loss carryback to 2015 that originated in the 2017 return. As of December 31, 2021, the IRS has not issued any proposed adjustments and the IRS is limited in their proposed adjustments to the amount AEP claimed on the amended returns. AEP has agreed to extend the statute of limitations on the 2017 tax return to December 31, 2022 to allow time for the audit to be completed and the Congressional Joint Committee on Taxation to approve the associated refund claim.

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

Net Income Tax Operating Loss Carryforward

As of December 31, 2021, AEP has no federal net income tax operating loss carryforward from prior years but does expect to generate a tax operating loss of $674 million for tax year 2021. AEP, AEPTCo, APCo, OPCo, PSO and SWEPCo have state net income tax operating loss carryforwards as indicated in the table below:

		State Net Income
		Tax Operating Loss	Years of
Company	State/Municipality	Carryforward	Expiration
		(in millions)
AEP	Arkansas	$161.8	2022	-	2031
AEP	Colorado	82.8	2041
AEP	Illinois	55.2	2031	-	2041
AEP	Indiana	304.4	2039	-	2041
AEP	Kentucky	230.4	2030	-	2037
AEP	Louisiana	566.7	NA
AEP	Michigan	65.2	2029	-	2031
AEP	New Jersey	36.5	2036	-	2041
AEP	New Mexico	32.6	2037	-	2039
AEP	Ohio Municipal	1,027.9	2022	-	2026
AEP	Oklahoma	1,357.1	2034	-	2037
AEP	Pennsylvania	82.7	2030	-	2041
AEP	Tennessee	53.0	2030	-	2036
AEP	Virginia	20.9	2030	-	2037
AEP	West Virginia	99.5	2029	-	2037
AEPTCo	Oklahoma	107.8	2034	-	2037
APCo	West Virginia	62.9	NA
OPCo	Ohio Municipal	76.0	2022	-	2026
PSO	Oklahoma	1,229.8	2034	-	2037
SWEPCo	Arkansas	160.7	2022	-	2031
SWEPCo	Louisiana	554.7	NA

As of December 31, 2021, AEP recorded a valuation allowance of $25 million, against certain state and municipal net income tax operating loss carryforwards since future taxable income is not expected to be sufficient to realize the remaining state net income tax operating loss tax benefits before the carryforward expires. Management anticipates future taxable income will be sufficient to realize the remaining state net income tax operating loss tax benefits before the carryforward expires for each state.

Tax Credit Carryforward

Federal and state net income tax operating losses sustained in 2016, 2017 and 2019 resulted in unused federal and state income tax credits.  As of December 31, 2021, the Registrants have federal tax credit carryforwards and AEP and PSO have state tax credit carryforwards as indicated in the table below.  If these credits are not utilized, federal general business tax credits will expire in the years 2036 through 2041 and state tax credits will remain available indefinitely.

	Total Federal	Total State
	Tax Credit	Tax Credit
Company	Carryforward	Carryforward
	(in millions)
AEP	$439.8	$38.8
AEP Texas	0.3	—
AEPTCo	0.1	—
APCo	1.3	—
I&M	16.9	—
OPCo	0.4	—
PSO	6.3	38.8
SWEPCo	7.9	—

The Registrants anticipate future federal taxable income will be sufficient to realize the tax benefits of the federal tax credits before they expire unused.

Valuation Allowance

AEP assesses the available positive and negative evidence to estimate whether sufficient future taxable income of the appropriate tax character will be generated to realize the benefits of existing deferred tax assets. When the evaluation of the evidence indicates that it is more-likely-than-not that AEP will not be able to realize the benefits of existing deferred tax assets, a valuation allowance is recorded to reduce existing deferred tax assets to the net realizable amount. Objective evidence evaluated includes whether AEP has a history of recognizing income, future reversals of existing temporary differences and tax planning strategies.

Valuation allowance activity for the years ended December 31, 2021, 2020 and 2019 was not material.

Uncertain Tax Positions

The reconciliations of the beginning and ending amounts of unrecognized tax benefits for AEP are presented below. The amount and activity of unrecognized tax benefits for Registrant Subsidiaries was immaterial for periods presented:

	AEP
	2021	2020	2019
	(in millions)
Balance as of January 1,	$13.2	$24.1	$14.6
Increase – Tax Positions Taken During a Prior Period	1.2	0.6	8.8
Decrease – Tax Positions Taken During a Prior Period	(3.2)	(14.5)	(2.1)
Increase – Tax Positions Taken During the Current Year	3.1	3.0	2.8
Decrease – Tax Positions Taken During the Current Year	—	—	—
Decrease – Settlements with Taxing Authorities	—	—	—
Decrease – Lapse of the Applicable Statute of Limitations	—	—	—
Balance as of December 31,	$14.3	$13.2	$24.1

Management believes that there will be no significant net increase or decrease in unrecognized benefits within 12 months of the reporting date.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for AEP as of December 31, 2021, 2020 and 2019 were $14 million, $12 million, and $20 million, respectively.

Federal and State Tax Legislation

In March 2020, the CARES Act was signed into law. The CARES Act includes tax relief provisions including a 5-year NOL carryback from years 2018-2020. In the third quarter of 2020, AEP requested a $95 million refund of taxes paid in 2014 under the 5-year NOL carryback provision of the CARES Act. AEP carried back a NOL generated on the 2019 Federal income tax return at a 21% federal corporate income tax rate to the 2014 Federal income tax return at a 35% corporate income tax rate. As a result of the change in the corporate income tax rates between the two periods, AEP realized a tax benefit of $48 million during the third quarter of 2020 primarily at the Generation & Marketing segment. AEP received the $95 million refund in the fourth quarter of 2021.

In March 2021, the American Rescue Plan Act of 2021 (the “American Rescue Plan”) was signed into law. The American Rescue Plan was a COVID-19 relief package that addressed a variety of topics, including the non-deductibility of certain executive compensation. Specifically, the American Rescue Plan changes the officers subject to IRC Section 162(m) from the CEO, CFO and three top paid officers to the CEO, CFO and eight top paid officers beginning in 2027.

IRS Notice 2021-41 was issued in June 2021 by the IRS providing further extension of the continuity safe harbor for PTC and ITC-eligible projects and revising the facts and circumstances rules. For PTC and ITC-eligible projects for which construction began in calendar years 2016 through 2019, the continuity safe harbor is extended to six years. Prior guidance (IRS Notice 2020-41) had only extended the safe harbor for projects beginning in 2016 and 2017 to 5 years. Furthermore, for PTC and ITC-eligible projects for which construction began in 2020, the continuity safe harbor is extended to five years. Under a facts and circumstances analysis, the continuity requirement may be satisfied under either the continuous construction test or the continuous efforts test, regardless of whether the physical work test or the five percent safe harbor is used.

In April 2021, West Virginia enacted House Bill (HB) 2026. HB 2026 changes the state income tax apportionment formula from a ratio that includes property, payroll and sales to a single sales factor apportionment regime effective for tax years beginning on or after January 1, 2022. HB 2026 also eliminates the “throw out” rule related to sales of tangible personal property for sales factor apportionment calculation purposes and introduces a market-based sourcing for sales of services and intangible property. During 2021, AEP recorded $23 million in Income Tax Expense as a result of remeasuring West Virginia deferred taxes under the new apportionment methodology. The enacted legislation does not impact AEP Texas, PSO or SWEPCo.

In May 2021, Oklahoma enacted HB 2960. HB 2960 reduces the Oklahoma corporate income tax rate from 6% to 4%. During 2021, AEP recorded an immaterial amount of Income Tax Benefit as a result of remeasuring Oklahoma deferred taxes at the lowered statutory tax rate of 4%. The enacted legislation does not impact APCo, I&M or OPCo.

In November 2021, Louisiana approved Constitutional Amendment 2, thereby also enacting HB 292. HB 292 reduces the Louisiana corporate income tax rate from 8% to 7.5%. In the fourth quarter of 2021, AEP recorded an immaterial amount of Income Tax Expense as a result of remeasuring Louisiana deferred taxes at the lowered statutory tax rate of 7.5%. The enacted legislation does not impact AEP Texas, APCo, I&M, OPCo or PSO.

In December 2021, Arkansas enacted HB 1001. HB 1001 reduces the Arkansas corporate income tax rate from 5.9% to 5.7%, with additional reductions to 5.3% contingent upon future events. In the fourth quarter of 2021, AEP recorded an immaterial amount of Income Tax Expense as a result of remeasuring Arkansas deferred taxes at the lowered statutory tax rate of 5.7%. The enacted legislation does not impact AEP Texas, APCo, I&M, OPCo or PSO.

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

Operating lease rentals and finance lease amortization costs are generally charged to Other Operation and Maintenance expense in accordance with rate-making treatment for regulated operations. The amortization costs related to the Rockport finance lease are charged to Depreciation and Amortization, see “Rockport Lease” below for additional information. Interest on finance lease liabilities is generally charged to Interest Expense. Lease costs associated with capital projects are included in Property, Plant and Equipment on the balance sheets. For regulated operations with finance leases, a finance lease asset and offsetting liability are recorded at the present value of the remaining lease payments for each reporting period.  Finance leases for nonregulated property are accounted for as if the assets were owned and financed.  The components of rental costs were as follows:

Year Ended December 31, 2021	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$275.3	$18.4	$1.7	$19.3	$90.2	$19.0	$8.7	$12.1
Finance Lease Cost:
Amortization of Right-of-Use Assets	74.7	6.7	—	7.7	12.9	4.9	3.2	11.0
Interest on Lease Liabilities	14.4	1.4	—	2.4	3.0	0.8	0.6	2.5
Total Lease Rental Costs (a)	$364.4	$26.5	$1.7	$29.4	$106.1	$24.7	$12.5	$25.6

Year Ended December 31, 2020	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$279.6	$17.4	$2.6	$19.1	$101.5	$17.1	$7.8	$9.4
Finance Lease Cost:
Amortization of Right-of-Use Assets	61.9	6.3	—	7.4	6.5	4.7	3.5	10.9
Interest on Lease Liabilities	15.4	1.5	—	2.7	3.1	0.9	0.7	2.2
Total Lease Rental Costs (a)	$356.9	$25.2	$2.6	$29.2	$111.1	$22.7	$12.0	$22.5

Year Ended December 31, 2019	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$286.0	$16.5	$2.5	$19.5	$93.1	$18.0	$6.8	$8.0
Finance Lease Cost:
Amortization of Right-of-Use Assets	70.8	5.1	0.1	6.7	5.7	3.5	3.1	11.0
Interest on Lease Liabilities	16.4	1.4	—	2.9	2.9	0.7	0.6	2.9
Total Lease Rental Costs (a)	$373.2	$23.0	$2.6	$29.1	$101.7	$22.2	$10.5	$21.9

(a)Excludes variable and short-term lease costs, which were immaterial.

Supplemental information related to leases are shown in the tables below:

December 31, 2021	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
Weighted-Average Remaining Lease Term (years):
Operating Leases	10.39	5.91	2.95	5.68	5.87	6.69	20.89	20.24
Finance Leases	2.95	5.51	0.00	4.97	2.10	5.54	6.18	4.53
Weighted-Average Discount Rate:
Operating Leases	3.35%	3.53%	0.90%	3.42%	3.46%	3.56%	3.35%	3.34%
Finance Leases	3.26%	4.31%	—%	7.16%	3.02%	4.19%	4.23%	4.68%

December 31, 2020	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
Weighted-Average Remaining Lease Term (years):
Operating Leases	5.30	6.51	2.01	6.27	3.50	7.44	7.03	7.54
Finance Leases	5.43	6.07	0.00	5.75	5.79	5.90	6.16	4.95
Weighted-Average Discount Rate:
Operating Leases	3.44%	3.60%	1.51%	3.48%	3.42%	3.60%	3.39%	3.45%
Finance Leases	5.68%	4.39%	—%	7.33%	8.29%	4.25%	4.35%	4.77%

Year Ended December 31, 2021	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows Used for Operating Leases	$279.9	$18.0	$1.6	$19.3	$92.9	$19.0	$8.7	$11.6
Operating Cash Flows Used for Finance Leases	14.3	1.4	—	2.4	2.9	0.8	0.6	2.5
Financing Cash Flows Used for Finance Leases	64.0	6.7	—	7.7	6.8	4.9	3.2	10.9

Non-cash Acquisitions Under Operating Leases	$117.0	$4.4	$2.1	$4.2	$2.6	$4.2	$33.4	$42.9

Year Ended December 31, 2020	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows Used for Operating Leases	$280.3	$17.1	$2.6	$19.2	$102.2	$16.9	$7.7	$9.4
Operating Cash Flows Used for Finance Leases	15.4	1.5	—	2.7	3.1	0.9	0.7	2.2
Financing Cash Flows Used for Finance Leases	61.7	6.3	—	7.4	6.5	4.7	3.5	10.9

Non-cash Acquisitions Under Operating Leases	$161.7	$15.8	$1.8	$16.2	$18.1	$18.1	$12.3	$18.4

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

December 31, 2021	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Property, Plant and Equipment Under Finance Leases:
Generation	$388.8		$—	$—	$42.8	$156.8	$—	$0.6	$34.3
Other Property, Plant and Equipment	323.8		50.7	—	20.4	42.1	32.1	23.9	55.7
Total Property, Plant and Equipment	712.6		50.7	—	63.2	198.9	32.1	24.5	90.0
Accumulated Amortization	222.4		19.9	—	27.5	38.2	12.8	9.2	47.8
Net Property, Plant and Equipment Under Finance Leases	$490.2	(a)	$30.8	$—	$35.7	$160.7	$19.3	$15.3	$42.2

Obligations Under Finance Leases:
Noncurrent Liability	$196.1		$24.2	$—	$28.1	$31.7	$14.9	$12.3	$38.9
Liability Due Within One Year	304.6		6.6	—	7.6	130.5	4.4	3.0	10.8
Total Obligations Under Finance Leases	$500.7	(b)	$30.8	$—	$35.7	$162.2	$19.3	$15.3	$49.7

(a)    Amount excludes $3 million of Net Property, Plant and Equipment Under Finance Leases classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(b)    Amount excludes $3 million of Obligations Under Finance Leases classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

December 31, 2020	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Property, Plant and Equipment Under Finance Leases:
Generation	$138.2	$—	$—	$42.8	$28.8	$—	$0.7	$37.7
Other Property, Plant and Equipment	322.8	49.7	—	20.3	40.2	31.4	23.0	52.4
Total Property, Plant and Equipment	461.0	49.7	—	63.1	69.0	31.4	23.7	90.1
Accumulated Amortization	176.8	16.6	—	21.4	27.3	9.8	8.7	36.5
Net Property, Plant and Equipment Under Finance Leases	$284.2	$33.1	$—	$41.7	$41.7	$21.6	$15.0	$53.6

Obligations Under Finance Leases:
Noncurrent Liability	$231.0	$26.8	$—	$34.4	$35.3	$16.9	$11.9	$44.6
Liability Due Within One Year	58.1	6.3	—	7.3	6.4	4.7	3.1	10.7
Total Obligations Under Finance Leases	$289.1	$33.1	$—	$41.7	$41.7	$21.6	$15.0	$55.3

December 31, 2021	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Assets	$578.3	(a)	$73.6	$2.0	$66.9	$63.5	$81.2	$68.9	$80.1

Obligations Under Operating Leases:
Noncurrent Liability	$492.8		$61.3	$1.3	$52.4	$48.9	$68.6	$62.2	$77.7
Liability Due Within One Year	97.6		14.0	0.9	15.1	15.5	13.1	6.9	8.1
Total Obligations Under Operating Leases	$590.4	(b)	$75.3	$2.2	$67.5	$64.4	$81.7	$69.1	$85.8

(a)    Amount excludes $11 million of Operating Lease Assets classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(b)    Amount excludes $11 million of Obligations Under Operating Leases classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

December 31, 2020	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Assets	$866.4	$84.1	$1.6	$78.8	$218.1	$92.0	$42.6	$48.5

Obligations Under Operating Leases:
Noncurrent Liability	$638.4	$71.0	$0.4	$64.4	$135.9	$79.5	$36.2	$44.1
Liability Due Within One Year	241.3	14.5	1.2	14.9	85.6	13.1	6.5	7.9
Total Obligations Under Operating Leases	$879.7	$85.5	$1.6	$79.3	$221.5	$92.6	$42.7	$52.0

Future minimum lease payments consisted of the following as of December 31, 2021:

Finance Leases	AEP (a)	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2022	$317.3	$7.8	$—	$9.8	$133.7	$5.1	$3.6	$12.6
2023	61.0	7.1	—	9.1	8.6	4.4	3.3	11.8
2024	64.7	5.9	—	8.3	11.6	3.7	2.8	15.9
2025	35.6	4.5	—	7.2	5.9	2.5	2.1	5.6
2026	20.1	3.5	—	2.7	3.5	2.0	1.8	2.3
After 2026	39.2	5.9	—	4.1	10.1	4.0	3.9	6.0
Total Future Minimum Lease Payments	537.9	34.7	—	41.2	173.4	21.7	17.5	54.2
Less: Imputed Interest	37.2	3.9	—	5.5	11.2	2.4	2.2	4.5
Estimated Present Value of Future Minimum Lease Payments	$500.7	$30.8	$—	$35.7	$162.2	$19.3	$15.3	$49.7
(a)    Amount excludes $3 million of Obligations Under Finance Leases classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Operating Leases	AEP (a)	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2022	$119.6	$16.7	$0.9	$17.5	$17.6	$16.2	$9.2	$13.0
2023	102.2	15.5	0.7	14.8	11.7	15.2	8.9	11.8
2024	89.9	14.1	0.4	11.9	10.4	13.8	8.1	10.0
2025	76.7	11.7	0.2	9.1	9.3	12.1	6.9	8.7
2026	64.0	9.5	—	7.2	7.3	11.0	6.0	7.5
After 2026	272.4	16.9	—	14.1	15.0	24.2	62.6	80.4
Total Future Minimum Lease Payments	724.8	84.4	2.2	74.6	71.3	92.5	101.7	131.4
Less: Imputed Interest	134.4	9.1	—	7.1	6.9	10.8	32.6	45.6
Estimated Present Value of Future Minimum Lease Payments	$590.4	$75.3	$2.2	$67.5	$64.4	$81.7	$69.1	$85.8

(a)    Amount excludes $11 million of Obligations Under Operating Leases classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of December 31, 2021, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$47.4
AEP Texas	11.1
APCo	6.2
I&M	4.1
OPCo	7.5
PSO	4.6
SWEPCo	5.2

Rockport Lease (Applies to AEP and I&M)

AEGCo and I&M entered into a sale-and-leaseback transaction in 1989 with Wilmington Trust Company (Owner Trustee), an unrelated, unconsolidated trustee for Rockport Plant, Unit 2. The trusts were capitalized with equity from six owner participants with no relationship to AEP or any of its subsidiaries and debt from a syndicate of banks and securities in a private placement to certain institutional investors.

The trusts own undivided interests in Rockport Plant, Unit 2 and leases equal portions to AEGCo and I&M. In April 2021, AEGCo and I&M executed an agreement to purchase 100% of the interests in Rockport Plant, Unit 2 effective at the end of the lease term in December 2022. In December 2021, AEGCo and I&M satisfied the necessary regulatory approvals to complete the acquisition. Upon receipt of the regulatory approvals, the addition of the lessee forward purchase obligation resulted in the modified lease changing classification from operating to finance for AEGCo and I&M. The future minimum lease payments as of December 31, 2021, inclusive of the purchase obligation, were as follows:

Future Minimum Lease Payments	AEP (a)	I&M
	(in millions)
2022	$248.7	$124.4
Total Future Minimum Lease Payments	$248.7	$124.4

(a) AEP’s future minimum lease payments include equal shares from AEGCo and I&M.

The lease modification also created variable interests in the trusts that own the undivided interests in Rockport Plant, Unit 2 for I&M and AEGCo. Neither I&M nor AEGCo are the primary beneficiaries of the trusts because AEGCo nor I&M has the power to direct the most significant activities of the trusts. AEP and I&M’s maximum exposure to loss associated with the trusts is equal to the total future minimum lease payments, inclusive of the purchase obligation, as shown in the table above.

AEPRO Boat and Barge Leases (Applies to AEP)

In 2015, AEP sold its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. Certain boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the respective lessors, ensuring future payments under such leases with maturities up to 2027. As of December 31, 2021, the maximum potential amount of future payments required under the guaranteed leases was $42 million. Under the terms of certain of the arrangements, upon the lessors exercising their rights after an event of default by the nonaffiliated party, AEP is entitled to enter into new lease arrangements as a lessee that would have substantially the same terms as the existing leases. Alternatively, for the arrangements with one of the lessors, upon an event of default by the nonaffiliated party and the lessor exercising its rights, payment to the lessor would allow AEP to step into the lessor’s rights as well as obtaining title to the assets. Under either situation, AEP would have the ability to utilize the assets in the normal course of barging operations. AEP would also have the right to sell the acquired assets for which it obtained title. As of December 31, 2021, AEP’s boat and barge lease guarantee liability was $2 million, of which $1 million was recorded in Other Current Liabilities and $1 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheet.

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

Lessor Activity

The Registrants’ lessor activity was immaterial as of and for the twelve months ended December 31, 2021 and December 31, 2020, respectively.

14.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

The following table is a reconciliation of common stock share activity:

Shares of AEP Common Stock	Issued	Held in Treasury
Balance, December 31, 2018	513,450,036	20,204,160
Issued	923,595	—
Balance, December 31, 2019	514,373,631	20,204,160
Issued	2,434,723	—
Balance, December 31, 2020	516,808,354	20,204,160
Issued	7,607,821	—
Balance, December 31, 2021	524,416,175	20,204,160

ATM Program

In 2020, AEP filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which AEP may sell, from time to time, up to an aggregate of $1 billion of its common stock through an ATM offering program, including an equity forward sales component. The compensation paid to the selling agents by AEP may be up to 2% of the gross offering proceeds of the shares. For the year ended December 31, 2021, AEP issued 5,701,825 shares of common stock and received net cash proceeds of $484 million under the ATM program.

Long-term Debt

The following table details long-term debt outstanding:

		Weighted-Average	Interest Rate Ranges as of		Outstanding as of
		Interest Rate as of	December 31,		December 31,
Company	Maturity	December 31, 2021	2021	2020	2021	2020
AEP					(in millions)
Senior Unsecured Notes	2021-2051	3.69%	0.61%-7.00%	0.70%-8.13%	$27,497.3	$25,116.1
Pollution Control Bonds (a)	2021-2036 (b)	2.40%	0.19%-4.55%	0.18%-4.63%	1,804.5	1,936.7
Notes Payable – Nonaffiliated (c)	2021-2032	2.41%	0.79%-6.37%	0.84%-6.37%	211.3	239.1
Securitization Bonds	2023-2029 (d)	2.84%	2.01%-3.77%	2.01%-3.77%	603.5	716.4
Spent Nuclear Fuel Obligation (e)					281.3	281.2
Junior Subordinated Notes (f)	2023-2027	2.81%	1.30%-3.88%	1.30%-3.40%	2,373.0	1,624.1
Other Long-term Debt	2021-2059	1.63%	0.91%-13.72%	0.81%-13.72%	683.6	1,158.9
Total Long-term Debt Outstanding (g)					$33,454.5	$31,072.5

AEP Texas
Senior Unsecured Notes	2022-2051	3.67%	2.10%-6.76%	2.10%-6.76%	$4,135.5	$3,687.6
Pollution Control Bonds	2023-2030 (b)	3.42%	0.90%-4.55%	0.90%-4.55%	439.9	439.7
Securitization Bonds	2024-2029 (d)	2.53%	2.06%-2.84%	2.06%-2.84%	404.7	492.6
Other Long-term Debt	2022-2059	1.37%	1.35%-4.50%	1.40%-4.50%	200.7	200.5
Total Long-term Debt Outstanding					$5,180.8	$4,820.4

AEPTCo
Senior Unsecured Notes	2021-2051	3.73%	2.75%-5.52%	3.10%-5.52%	$4,343.9	$3,948.5
Total Long-term Debt Outstanding					$4,343.9	$3,948.5

APCo
Senior Unsecured Notes	2021-2050	4.70%	2.70%-7.00%	3.30%-7.00%	$4,083.7	$3,937.2
Pollution Control Bonds (a)	2021-2036 (b)	1.67%	0.19%-2.75%	0.19%-4.63%	529.5	546.3
Securitization Bonds	2023-2028 (d)	3.46%	2.01%-3.77%	2.01%-3.77%	198.8	223.8
Other Long-term Debt	2022-2026	1.42%	1.24%-13.72%	1.32%-13.72%	126.9	126.8
Total Long-term Debt Outstanding					$4,938.9	$4,834.1

I&M
Senior Unsecured Notes	2023-2051	4.19%	3.20%-6.05%	3.20%-6.05%	$2,595.5	$2,152.2
Pollution Control Bonds (a)	2021-2025 (b)	2.49%	0.75%-3.05%	0.18%-3.05%	188.7	240.5
Notes Payable – Nonaffiliated (c)	2021-2025	0.99%	0.79%-1.24%	0.84%-1.29%	122.2	146.7
Spent Nuclear Fuel Obligation (e)					281.3	281.2
Other Long-term Debt	2021-2025	6.00%	6.00%	1.28%-6.00%	7.3	209.3
Total Long-term Debt Outstanding					$3,195.0	$3,029.9

OPCo
Senior Unsecured Notes	2021-2051	3.87%	1.63%-6.60%	2.60%-6.60%	$2,967.8	$2,429.4
Other Long-term Debt	2028	1.15%	1.15%	1.15%	0.7	0.8
Total Long-term Debt Outstanding					$2,968.5	$2,430.2

PSO
Senior Unsecured Notes	2021-2051	3.74%	2.20%-6.63%	3.05%-6.63%	$1,785.5	$1,246.3
Other Long-term Debt	2022-2027	1.50%	1.47%-3.00%	1.42%-3.00%	128.0	127.5
Total Long-term Debt Outstanding					$1,913.5	$1,373.8

SWEPCo
Senior Unsecured Notes	2022-2051	3.57%	1.65%-6.20%	2.75%-6.20%	$3,295.1	$2,430.8
Notes Payable – Nonaffiliated (c)	2024-2032	5.34%	4.58%-6.37%	4.58%-6.37%	59.1	62.4
Other Long-term Debt	2021-2035	4.68%	4.68%	2.25%-4.68%	41.0	143.2
Total Long-term Debt Outstanding					$3,395.2	$2,636.4

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
(g)2021 amount excludes $1.1 billion of Total Long-term Debt Outstanding classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

As of December 31, 2021, outstanding long-term debt was payable as follows:

	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2022	$2,153.8		$716.0	$104.0	$480.7	$67.0	$0.1	$125.5	$6.2
2023	2,629.9	(a)	278.5	60.0	26.6	289.8	0.1	0.5	6.2
2024	1,462.2	(b)	96.0	95.0	113.5	16.8	0.1	0.6	31.2
2025	1,762.4		324.5	90.0	443.9	195.9	0.1	125.6	6.2
2026	1,497.9		75.0	425.0	30.9	—	0.1	50.6	906.2
After 2026	24,246.7		3,732.0	3,616.0	3,887.4	2,656.3	3,000.2	1,625.3	2,469.3
Principal Amount	33,752.9		5,222.0	4,390.0	4,983.0	3,225.8	3,000.7	1,928.1	3,425.3
Unamortized Discount, Net and Debt Issuance Costs	(298.4)		(41.2)	(46.1)	(44.1)	(30.8)	(32.2)	(14.6)	(30.1)
Total Long-term Debt Outstanding	$33,454.5	(c)	$5,180.8	$4,343.9	$4,938.9	$3,195.0	$2,968.5	$1,913.5	$3,395.2

(a)    Amount includes $850 million of Junior Subordinated Notes. See “Equity Units” section below for additional information.
(b)    Amount includes $805 million of Junior Subordinated Notes. See “Equity Units” section below for additional information.
(c)    Amount excludes $1.1 billion of Total Long-term Debt Outstanding classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Long-term Debt Subsequent Events

In January and February 2022, I&M retired $8 million and $8 million, respectively, of Notes Payable related to DCC Fuel.

In February 2022, PSO issued $500 million of variable rate Other Long-term Debt due in 2022.

In February 2022, AEP Texas retired $11 million of Securitization Bonds.

In February 2022, APCo retired $13 million of Securitization Bonds.

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

Each corporate unit represents a 1/20 undivided beneficial ownership interest in $1,000 principal amount of AEP’s 3.40% Junior Subordinated Notes (notes) due in 2024 and a forward equity purchase contract which settles after three years in 2022. In January 2022, AEP successfully remarketed the notes on behalf of holders of the corporate units and did not directly receive any proceeds therefrom. Instead, the holders of the corporate units may use the debt remarketing proceeds towards settling the forward equity purchase contract with AEP in March 2022. The interest rate on the notes was reset to 2.031% with the maturity remaining in 2024.

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

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 1.1% of consolidated tangible net assets as of December 31, 2021. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreement.

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

All of the dividends declared by AEP’s utility subsidiaries that provide transmission or local distribution services are subject to a Federal Power Act restriction that prohibits the payment of dividends out of capital accounts without regulatory approval; payment of dividends is allowed out of retained earnings only. The Federal Power Act also creates a reserve on retained earnings attributable to hydroelectric generation plants. Because of their ownership of such plants, this reserve applies to APCo and I&M.

Certain AEP subsidiaries have credit agreements that contain covenants that limit their debt to capitalization ratio to 67.5%. The method for calculating outstanding debt and capitalization is contractually-defined in the credit agreements.

The most restrictive dividend limitation for certain AEP subsidiaries is through the Federal Power Act restriction, while for other AEP subsidiaries the most restrictive dividend limitation is through the credit agreements. As of December 31, 2021, the maximum amount of restricted net assets of AEP’s subsidiaries that may not be distributed to the Parent in the form of a loan, advance or dividend was $15.5 billion.

The Federal Power Act restriction limits the ability of the AEP subsidiaries owning hydroelectric generation to pay dividends out of retained earnings. Additionally, the credit agreement covenant restrictions can limit the ability of the AEP subsidiaries to pay dividends out of retained earnings. As of December 31, 2021, the amount of any such restrictions were as follows:

	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Restricted Retained Earnings	$2,655.2	(a)	$791.8	$—	$313.4	$648.5	$—	$—	$577.9

(a)    Includes the restrictions of consolidated and non-consolidated subsidiaries.

Parent Restrictions (Applies to AEP)

The holders of AEP’s common stock are entitled to receive the dividends declared by the Board of Directors provided funds are legally available for such dividends.  Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries.

Pursuant to the leverage restrictions in credit agreements, AEP must maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in the credit agreements.  As of December 31, 2021, AEP had $8.2 billion of available retained earnings to pay dividends to common shareholders. AEP paid $1.5 billion, $1.4 billion and $1.3 billion of dividends to common shareholders for the years ended December 31, 2021, 2020 and 2019, respectively.

Lines of Credit and Short-term Debt (Applies to AEP and SWEPCo)

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  As of December 31, 2021, AEP had $5 billion in revolving credit facilities to support its commercial paper program.  The commercial paper program for the year ended 2021, had a weighted-average interest rate of 0.24% and a maximum amount outstanding of $2.5 billion.  AEP’s outstanding short-term debt was as follows:

		December 31,
		2021		2020
Company	Type of Debt	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
		(in millions)		(in millions)
AEP	Securitized Debt for Receivables (b)	$750.0	0.19%	$592.0	0.85%
AEP	Commercial Paper	1,364.0	0.34%	1,852.3	0.29%
AEP	364-Day Term Loan	500.0	0.81%	—	—%
SWEPCo	Notes Payable	—	—%	35.0	2.55%
	Total Short-term Debt	$2,614.0		$2,479.3

(a)    Weighted-average rate.
(b)    Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.

Corporate Borrowing Program – AEP System (Applies to Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP.  The AEP System Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of December 31, 2021 and 2020 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets.  The Utility Money Pool participants’ money pool activity and corresponding authorized borrowing limits are described in the following tables:

Year Ended December 31, 2021:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)		Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money		Short-term
	Utility	Utility	Utility	Utility	Pool as of		Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	December 31, 2021		Limit
	(in millions)
AEP Texas	$355.5	$104.7	$172.5	$40.0	$(26.9)		$500.0
AEPTCo	444.9	117.3	189.1	29.7	(108.0)	(b)	820.0	(a)
APCo	199.3	616.9	87.5	118.3	(178.5)		500.0
I&M	166.5	368.2	110.4	67.7	(71.8)		500.0
OPCo	259.2	622.9	61.6	127.2	42.0		500.0
PSO	267.7	747.3	134.0	113.1	(72.3)		400.0
SWEPCo	280.3	561.9	142.4	287.4	153.8		400.0

Year Ended December 31, 2020:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	December 31, 2020	Limit
	(in millions)
AEP Texas	$320.4	$313.4	$132.0	$139.0	$(67.1)	$500.0
AEPTCo	358.4	259.7	116.3	55.0	(155.4)	820.0	(a)
APCo	434.3	189.0	242.8	76.3	2.8	500.0
I&M	218.6	13.4	114.5	13.3	(89.7)	500.0
OPCo	353.9	32.8	182.4	25.2	(259.2)	500.0
PSO	155.4	57.1	72.3	28.4	(155.4)	300.0
SWEPCo	178.9	—	113.0	—	(124.6)	350.0

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.
(b)    Amount excludes $1 million of Advances from Affiliates classified as Liabilities Held for Sale on the AEP Transco balance sheet. See “Dispositions of KPCo and KTCo” section of Note 7 for additional information.

The activity in the above tables does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of December 31, 2021 and 2020 are included in Advances to Affiliates on each subsidiaries’ balance sheets. The Nonutility Money Pool participants’ money pool activity is described in the following tables:

Year Ended December 31, 2021:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	December 31, 2021
	(in millions)
AEP Texas	$7.1	$6.9	$6.9
SWEPCo	2.1	2.1	2.1

Year Ended December 31, 2020:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	December 31, 2020
	(in millions)
AEP Texas	$7.5	$7.1	$7.1
SWEPCo	2.1	2.1	2.1

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to and borrowings from AEP as of December 31, 2021 and 2020 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct financing activities with AEP and corresponding authorized borrowing limits are described in the following tables:

Year Ended December 31, 2021:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	December 31, 2021	December 31, 2021	Borrowing Limit
(in millions)
$14.6	$224.2	$1.8	$118.0	$1.5	$12.7	$50.0	(a)

Year Ended December 31, 2020:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	December 31, 2020	December 31, 2020	Borrowing Limit
(in millions)
$1.4	$215.3	$1.3	$132.6	$1.2	$109.0	$50.0	(a)

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Years Ended December 31,
	2021	2020	2019
Maximum Interest Rate	0.48%	2.70%	3.43%
Minimum Interest Rate	0.02%	0.27%	1.77%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized in the following table:

	Average Interest Rate for Funds Borrowed from the Utility Money Pool for the Years Ended December 31,			Average Interest Rate for Funds Loaned to the Utility Money Pool for the Years Ended December 31,
Company	2021	2020	2019	2021	2020	2019
AEP Texas	0.33%	1.51%	2.63%	0.26%	0.81%	2.03%
AEPTCo	0.32%	1.29%	2.64%	0.10%	1.99%	2.41%
APCo	0.41%	2.12%	2.45%	0.25%	0.85%	2.66%
I&M	0.33%	1.07%	2.34%	0.23%	1.18%	2.60%
OPCo	0.27%	0.99%	2.67%	0.14%	2.06%	2.68%
PSO	0.34%	0.92%	2.85%	0.07%	1.95%	2.27%
SWEPCo	0.26%	1.27%	2.72%	0.18%	—%	2.22%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

		Maximum Interest Rate	Minimum Interest Rate	Average Interest Rate
Year Ended		for Funds Loaned to	for Funds Loaned to	for Funds Loaned to
December 31,	Company	the Nonutility Money Pool	the Nonutility Money Pool	the Nonutility Money Pool
2021	AEP Texas	0.58%	0.21%	0.37%
2021	SWEPCo	0.58%	0.21%	0.37%

2020	AEP Texas	2.70%	0.27%	1.18%
2020	SWEPCo	2.70%	0.27%	1.18%

2019	AEP Texas	3.02%	1.91%	2.56%
2019	SWEPCo	3.02%	1.91%	2.55%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Year Ended	Borrowed from	Borrowed from	Loaned to	Loaned to	Borrowed from	Loaned to
December 31,	AEP	AEP	AEP	AEP	AEP	AEP
2021	0.86%	0.25%	0.86%	0.25%	0.38%	0.35%
2020	2.70%	0.27%	2.70%	0.27%	1.20%	1.13%
2019	3.02%	1.91%	3.02%	1.91%	2.55%	2.51%

Interest expense and interest income related to the Utility Money Pool, Nonutility Money Pool and direct borrowing financing relationship are included in Interest Expense and Interest Income, respectively, on each of the Registrant Subsidiaries’ statements of income.  The interest expense and interest income related to the corporate borrowing programs were immaterial for the years ended December 31, 2021, 2020 and 2019.

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

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in September 2021 to include a $125 million and a $625 million facility, which expire in September 2023 and 2024, respectively. As of December 31, 2021, the affiliated utility subsidiaries are in compliance with all requirements under the agreement.

Accounts receivable information for AEP Credit was as follows:

	Years Ended December 31,
	2021	2020	2019
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	0.19%	0.85%	2.42%
Net Uncollectible Accounts Receivable Written Off	$26.5	$15.3	$26.6

	December 31,
	2021	2020
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$995.2	$958.4
Short-term – Securitized Debt of Receivables	750.0	592.0
Delinquent Securitized Accounts Receivable	57.9	62.3
Bad Debt Reserves Related to Securitization	42.8	60.0
Unbilled Receivables Related to Securitization	307.1	296.8

AEP Credit’s delinquent customer accounts receivable represent accounts greater than 30 days past due.

Securitized Accounts Receivables – AEP Credit (Applies to Registrant Subsidiaries, except AEP Texas and AEPTCo)

Under this sale of receivables arrangement, the Registrant Subsidiaries sell, without recourse, certain of their customer accounts receivable and accrued unbilled revenue balances to AEP Credit and are charged a fee based on AEP Credit’s financing costs, administrative costs and uncollectible accounts experience for each Registrant Subsidiary’s receivables. APCo does not have regulatory authority to sell its West Virginia accounts receivable.  KPCo terminated selling accounts receivable to AEP Credit in the first quarter of 2022, based on the pending sale to Liberty. As a result of the termination, in the first quarter of 2022, KPCo will record an allowance for uncollectible accounts on its balance sheet for those receivables no longer sold to AEP Credit. The costs of customer accounts receivable sold are reported in Other Operation expense on the Registrant Subsidiaries’ statements of income.  The Registrant Subsidiaries manage and service their customer accounts receivable, which are sold to AEP Credit. AEP Credit securitizes the eligible receivables for the operating companies and retains the remainder.

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement were:

	December 31,
Company	2021	2020
	(in millions)
APCo	$153.1	$136.0
I&M	156.9	170.5
OPCo	392.7	398.8
PSO	114.5	85.0
SWEPCo	153.0	158.6

The fees paid to AEP Credit for customer accounts receivable sold were:

	Years Ended December 31,
Company	2021 (a)	2020	2019
	(in millions)
APCo	$4.9	$5.2	$7.4
I&M	7.0	7.9	11.1
OPCo	8.3	24.1	27.1
PSO	3.4	4.8	7.8
SWEPCo	5.4	6.7	10.2
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

The proceeds on the sale of receivables to AEP Credit were:

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
APCo	$1,324.1	$1,272.9	$1,310.3
I&M	1,927.0	1,891.8	1,824.2
OPCo	2,458.5	2,366.2	2,293.6
PSO	1,406.4	1,221.0	1,442.5
SWEPCo	1,636.1	1,593.8	1,618.5

15.  STOCK-BASED COMPENSATION

The disclosures in this note apply to AEP only. The impact of AEP’s share-based compensation plans is insignificant to the financial statements of the Registrant Subsidiaries.

Awards under AEP’s long-term incentive plan may be granted to employees and directors. The Amended and Restated American Electric Power System Long-Term Incentive Plan (Prior Plan), was replaced prospectively for new grants by the American Electric Power System 2015 Long-Term Incentive Plan (2015 LTIP) effective in April 2015. The 2015 LTIP was subsequently amended in September 2016. The 2015 LTIP provides for a maximum of 10 million AEP common shares to be available for grant to eligible employees and directors. As of December 31, 2021, 5,976,468 shares remained available for issuance under the 2015 LTIP. No new awards may be granted under the Prior Plan. The 2015 LTIP awards may be stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Shares issued pursuant to a stock option or a stock appreciation right reduce the shares remaining available for grants under the 2015 LTIP by 0.286 of a share. Each share issued for any other award that settles in AEP stock reduces the shares remaining available for grants under the 2015 LTIP by one share. Cash settled awards do not reduce the number of shares remaining available under the 2015 LTIP. The following sections provide further information regarding each type of stock-based compensation award granted under these plans.

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

AEP career shares are recorded in Paid-in Capital on the balance sheets. Amounts equivalent to cash dividends on both performance shares and AEP career shares accrue as additional shares.  Management records compensation cost for performance shares over an approximately three-year vesting period. Performance shares are recorded as mezzanine equity on the balance sheets until the vesting date and compensation cost is calculated at fair value based on metrics for each grant. Performance shares granted in 2021 and 2020 have three performance metrics: (a) three-year cumulative operating earnings per-share with a 50% weight, (b) total shareholder return with a 40% weight and (c) non-emitting generation capacity as a percentage of total owned and purchased capacity with a 10% weight. Performance shares granted in 2019 have two equally-weighted performance metrics: (a) three-year cumulative operating earnings per-share and (b) total shareholder return. The three-year cumulative operating earnings per-share metric and non-emitting generating capacity metric are adjusted quarterly for changes in performance relative to a target approved by the HR Committee. The total shareholder return metric is measured relative to a peer group of similar companies and is based on a third-party Monte Carlo valuation. The value related to this metric does not change over the three-year vesting period.

The HR Committee awarded performance shares and reinvested dividends on outstanding performance shares and AEP career shares as follows:

	Years Ended December 31,
Performance Shares	2021	2020	2019
Awarded Shares (in thousands)	565.0	424.8	535.0
Weighted-Average Share Fair Value at Grant Date	$81.02	$116.56	$83.21
Vesting Period (in years)	3	3	3

Performance Shares and AEP Career Shares (Reinvested Dividends Portion)	Years Ended December 31,
	2021	2020	2019
Awarded Shares (in thousands)	74.5	73.4	66.4
Weighted-Average Fair Value at Grant Date	$84.48	$84.87	$88.73
Vesting Period (in years)	(a)	(a)	(a)

(a)The vesting period for the reinvested dividends on performance shares is equal to the remaining life of the related performance shares.  Dividends on AEP career shares vest immediately when the dividend is awarded but are not settled in AEP common stock until after the participant’s AEP employment ends.

Performance scores and final awards are determined and approved by the HR Committee in accordance with the pre-established performance measures within approximately two months after the end of the performance period.

The certified performance scores and shares earned for the three-year periods were as follows:

	Years Ended December 31,
Performance Shares	2021	2020	2019
Certified Performance Score	102.9%	128.2%	132.7%
Performance Shares Earned	537,166	757,858	792,897
Performance Shares Mandatorily Deferred as AEP Career Shares	14,613	13,614	10,063
Performance Shares Voluntarily Deferred into the Incentive Compensation Deferral Program	22,915	26,936	49,392
Performance Shares to be Settled (a)	499,638	717,308	733,442

(a)Performance shares settled in AEP common stock in the quarter following the end of the year shown.

The settlements were as follows:

	Years Ended December 31,
Performance Shares and AEP Career Shares	2021	2020	2019
	(in millions)
Cash Settlements for Performance Units	$—	$—	$58.3
AEP Common Stock Settlements for Performance Shares	54.7	75.4	—
AEP Common Stock Settlements for Career Share Distributions	4.0	1.9	6.6

A summary of the status of AEP’s nonvested Performance Shares as of December 31, 2021 and changes during the year ended December 31, 2021 were as follows:

Nonvested Performance Shares	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of January 1, 2021	938.6	$98.05
Awarded	565.0	81.02
Dividends	53.4	84.45
Vested (a)	(529.0)	83.87
Forfeited	(104.2)	87.65
Nonvested as of December 31, 2021	923.8	96.15

(a)The vested Performance Shares will be converted to 500 thousand shares based on the closing share price on the day before settlement.

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

	Years Ended December 31,
Assumptions	2021	2020	2019
Valuation Period (in years) (a)	2.88	2.87	2.87
Expected Volatility Minimum	25.87%	13.67%	14.83%
Expected Volatility Maximum	39.90%	28.15%	25.57%
Expected Volatility Average	31.01%	16.39%	17.39%
Dividend Rate (b)	—%	—%	—%
Risk Free Rate	0.19%	1.40%	2.49%

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

The HR Committee awarded RSUs, including additional units awarded as dividends, as follows:

	Years Ended December 31,
Restricted Stock Units	2021	2020	2019
Awarded Units (in thousands)	280.0	268.7	304.8
Weighted-Average Grant Date Fair Value	$80.39	$94.38	$81.57

The total fair value and total intrinsic value of restricted stock units vested were as follows:

	Years Ended December 31,
Restricted Stock Units	2021	2020	2019
	(in millions)
Fair Value of Restricted Stock Units Vested	$20.5	$22.9	$16.3
Intrinsic Value of Restricted Stock Units Vested (a)	22.0	25.2	21.6

(a)Intrinsic value is calculated as market price at the vesting date.

A summary of the status of AEP’s nonvested RSUs as of December 31, 2021 and changes during the year ended December 31, 2021 were as follows:

Nonvested Restricted Stock Units	Shares/Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of January 1, 2021	448.0	$86.56
Awarded	280.0	80.39
Vested	(250.5)	81.92
Forfeited	(53.2)	85.80
Nonvested as of December 31, 2021	424.3	84.86

The total aggregate intrinsic value of nonvested RSUs as of December 31, 2021 was $38 million and the weighted-average remaining contractual life was 1.77 years.

Other Stock-Based Plans

AEP also has a Stock Unit Accumulation Plan for Non-Employee Directors providing each non-employee director with AEP stock units as a substantial portion of the compensation for their services as a director.  The number of stock units provided is based on the closing price of AEP common stock on the last trading day of the quarter for which the stock units were earned.  Amounts equivalent to cash dividends on the stock units accrue as additional AEP stock units.  The stock units granted to non-employee directors are fully vested on their grant date.  Stock units are settled in cash upon termination of board service or up to 10 years later if the participant so elects.  Cash settlements for stock units are calculated based on the average closing price of AEP common stock for the last 20 trading days prior to the distribution date. Effective in June 2022, these stock units become payable in AEP common stock rather than cash. After five years of service on the Board of Directors, non-employee directors receive subsequent AEP stock units as contributions to an AEP stock fund awarded under the Stock Unit Accumulation Plan. Such amounts may be exchanged into other market-based investments that are similar to the investment options available to employees that participate in AEP’s Incentive Compensation Deferral Plan. These balances are also paid in cash upon termination of board service or up to 10 years later if the participant so elects.

Management records compensation cost for stock units when the units are awarded and adjusts the liability for changes in value based on the current 20-day average closing price of AEP common stock on the valuation date.

Cash settlements for stock unit distributions were $5 million for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, cash settlements for stock unit distributions were immaterial.

The Board of Directors awarded stock units, including units awarded for dividends, as follows:

	Years Ended December 31,
Stock Unit Accumulation Plan for Non-Employee Directors	2021	2020	2019
Awarded Units (in thousands)	12.6	12.1	10.0
Weighted-Average Grant Date Fair Value	$84.54	$83.80	$89.13

Share-based Compensation Plans

For share-based payment arrangements the compensation cost, the actual tax benefit from the tax deductions for compensation cost recognized in income and the total compensation cost capitalized were as follows:

	Years Ended December 31,
Share-based Compensation Plans	2021	2020	2019
	(in millions)
Compensation Cost for Share-based Payment Arrangements (a)	$61.1	$53.8	$57.9
Actual Tax Benefit	8.7	7.2	8.4
Total Compensation Cost Capitalized	16.9	20.4	20.0

(a)Compensation cost for share-based payment arrangements is included in Other Operation and Maintenance expenses on the statements of income.

As of December 31, 2021, there was $73 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2015 LTIP. Unrecognized compensation cost related to unvested share-based arrangements will change as the fair value of performance shares is adjusted each period and as forfeitures for all award types are realized.  AEP’s unrecognized compensation cost will be recognized over a weighted-average period of 1.39 years.

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

Affiliated Revenues and Purchases

The tables below represent revenues from affiliates, net of respective provisions for refund, by type of revenue for the Registrant Subsidiaries:

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2021
Direct Sales to East Affiliates	$—	$—	$128.6	$—	$—	$—	$—
Transmission Revenues	—	1,136.1	60.3	(2.5)	(1.1)	—	39.6
Other Revenues	3.9	17.8	9.0	6.3	25.9	4.2	1.4
Total Affiliated Revenues	$3.9	$1,153.9	$197.9	$3.8	$24.8	$4.2	$41.0

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2020
Direct Sales to East Affiliates	$—	$—	$112.5	$—	$—	$—	$—
Auction Sales to OPCo (a)	—	—	5.3	3.1	—	—	—
Direct Sales to AEPEP	87.5	—	—	—	—	—	—
Transmission Revenues	—	885.0	49.1	2.9	16.6	—	37.4
Other Revenues	3.3	11.3	7.8	4.5	24.9	5.2	1.6
Total Affiliated Revenues	$90.8	$896.3	$174.7	$10.5	$41.5	$5.2	$39.0

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2019
Direct Sales to East Affiliates	$—	$—	$128.6	$—	$—	$—	$—
Auction Sales to OPCo (a)	—	—	11.4	6.7	—	—	—
Direct Sales to AEPEP	157.2	—	—	—	—	—	(0.1)
Transmission Revenues	—	795.5	58.5	0.7	7.7	1.3	3.6
Other Revenues	3.3	11.2	6.8	3.1	19.6	4.8	1.4
Total Affiliated Revenues	$160.5	$806.7	$205.3	$10.5	$27.3	$6.1	$4.9

(a)Refer to the Ohio Auctions section below for further information regarding these amounts.

The tables below represent the purchased power expenses incurred for purchases from affiliates. AEP Texas, AEPTCo, APCo, PSO and SWEPCo did not purchase any power from affiliates for the years ended December 31, 2021, 2020 and 2019.

Related Party Purchases	I&M	OPCo
	(in millions)
Year Ended December 31, 2021
Auction Purchases from AEPEP (a)	$—	$26.6
Auction Purchases from AEP Energy (a)	—	25.3
Direct Purchases from AEGCo	217.9	—
Total Affiliated Purchases	$217.9	$51.9

Related Party Purchases	I&M	OPCo
	(in millions)
Year Ended December 31, 2020
Auction Purchases from AEPEP (a)	$—	$51.0
Auction Purchases from AEP Energy (a)	—	58.7
Auction Purchases from AEPSC (a)	—	10.0
Direct Purchases from AEGCo	172.8	—
Total Affiliated Purchases	$172.8	$119.7

Related Party Purchases	I&M	OPCo
	(in millions)
Year Ended December 31, 2019
Auction Purchases from AEPEP (a)	$—	$64.6
Auction Purchases from AEP Energy (a)	—	69.9
Auction Purchases from AEPSC (a)	—	21.5
Direct Purchases from AEGCo	214.9	—
Total Affiliated Purchases	$214.9	$156.0

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

The following table shows the net transmission service charges recorded by APCo, I&M and OPCo:

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
APCo	$302.0	$243.2	$222.3
I&M	186.7	145.9	143.5
OPCo	508.9	417.4	373.4

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

The following table shows the net transmission service charges recorded by PSO and SWEPCo:

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
PSO	$94.7	$69.7	$46.9
SWEPCo	56.2	31.3	20.1

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

ERCOT Transmission Service Charges (Applies to AEP and AEP Texas)

Pursuant to an order from the PUCT, ETT bills AEP Texas for its ERCOT wholesale transmission services. ETT billed AEP Texas $28 million, $28 million and $27 million for transmission services for the years ended December 31, 2021, 2020 and 2019, respectively. The billings are recorded in Other Operation expenses on AEP Texas’ statements of income.

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

AEP Texas recorded revenue of $0, $88 million and $157 million from AEPEP for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in Sales to AEP Affiliates on AEP Texas’ statements of income.

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

	Years Ended December 31,
Billing Company	2021	2020	2019
	(in millions)
APCo	$2.4	$0.9	$0.2
I&M	4.8	3.0	1.5
KPCo	0.5	0.4	0.3
OPCo	4.6	4.5	2.2
PSO	0.4	0.4	0.3
WPCo	0.2	0.2	0.1

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

Cook Coal Terminal (Applies to I&M, PSO and SWEPCo)

Cook Coal Terminal, which is owned by AEGCo, performs coal transloading and storage services at cost for I&M.  The coal transloading costs were $11 million, $12 million and $13 million for the years ended December 31, 2021, 2020 and 2019, respectively. I&M recorded the cost of transloading services in Fuel on the balance sheets.

Cook Coal Terminal also performs railcar maintenance services at cost for I&M, PSO and SWEPCo.  The railcar maintenance costs were as follows:

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
I&M	$0.3	$0.9	$1.3
PSO	0.4	0.7	0.8
SWEPCo	2.8	3.0	4.0

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

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
AEGCo	$7.6	$10.6	$14.9
APCo	40.1	43.7	38.9
KPCo	3.1	3.2	4.8
WPCo	3.2	3.3	4.8

Central Machine Shop (Applies to APCo, I&M, OPCo, PSO and SWEPCo)

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

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
AGR	$0.4	$2.9	$0.8
I&M	2.4	3.2	2.3
KPCo	1.0	0.9	1.4
OPCo	0.4	—	—
PSO	0.7	0.9	1.1
SWEPCo	2.7	0.5	1.1

Sales and Purchases of Property

Certain AEP subsidiaries had affiliated sales and purchases of electric property individually amounting to $100 thousand or more, sales and purchases of meters and transformers, and sales and purchases of transmission property.  There were no gains or losses recorded on the transactions.  The following tables show the sales and purchases, recorded at net book value:

Sales

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
AEP Texas	$0.4	$0.9	$0.9
AEPTCo	1.4	0.2	—
APCo	6.2	5.7	5.5
I&M	7.0	1.5	7.5
OPCo	9.2	7.0	7.0
PSO	0.5	1.1	0.8
SWEPCo	0.4	0.8	0.2

Purchases

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
AEP Texas	$0.4	$1.5	$0.3
AEPTCo	16.7	6.0	10.2
APCo	1.0	1.3	6.0
I&M	0.6	3.4	0.9
OPCo	1.4	1.2	3.0
PSO	0.3	0.4	0.5
SWEPCo	0.3	2.8	0.7

The amounts above are recorded in Property, Plant and Equipment on the balance sheets.

Sempra Renewables LLC PPAs (Applies to I&M, OPCo and SWEPCo)

In April 2019, AEP acquired Sempra Renewables LLC and its ownership interests in 724 MWs of wind generation. The operating wind generation portfolio includes seven wind farms. Prior to the acquisition, two wind farms had existing PPAs with I&M, OPCo and SWEPCo. One of the joint venture wind farms has PPAs with I&M and OPCo for a portion of its energy production. The I&M portion totaled $10 million, $11 million and $9 million and the OPCo portion totaled $20 million, $23 million and $17 million respectively, for the years ended December 31, 2021, 2020 and 2019, respectively. Another joint venture wind farm has a PPA with SWEPCo for a portion of its energy production which totaled $14 million, $14 million and $10 million of purchased electricity for the years ended December 31, 2021, 2020 and 2019, respectively. See “Acquisitions” section of Note 7 for additional information.

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

Charitable Contributions to AEP Foundation

The American Electric Power Foundation is funded by American Electric Power and its utility operating units. The Foundation provides a permanent, ongoing resource for charitable initiatives and multi-year commitments in the communities served by AEP and initiatives outside of AEP’s 11-state service area. Charitable contributions to the AEP Foundation were recorded in Other Operation on the statements of income. In 2021 and 2020, there were no charitable contributions made to the AEP Foundation. The charitable contributions to the AEP Foundation recorded in 2019 were as follows:

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

Consolidated Variable Interests Entities

Sabine (Applies to AEP and SWEPCo)

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the years ended December 31, 2021, 2020 and 2019 were $162 million, $131 million and $110 million, respectively.  See the tables below for the classification of Sabine’s assets and liabilities on SWEPCo’s balance sheets.

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $155 million.  Since SWEPCo uses self-bonding, the guarantee commits SWEPCo to complete the reclamation, in the event, Sabine does not complete the work.  This guarantee ends upon completion of reclamation.  The mine end-of-life has been adjusted to March 2023, in order to align with the announced closure of the Pirkey Power Plant. Reclamation is expected to be complete by 2037 at an estimated cost of $104 million.  Actual reclamation costs could vary due to inflation and scope changes to the mine reclamation.  SWEPCo recovers these costs through its fuel clauses. As of December 31, 2021, SWEPCo has recorded $94 million of mine reclamation costs in Asset Retirement Obligations and has collected $85 million through a rider for reclamation costs. The remaining $10 million is recorded in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheets.

DCC Fuel (Applies to AEP and I&M)

I&M has nuclear fuel lease agreements with DCC Fuel, which was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each DCC Fuel entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the years ended December 31, 2021, 2020 and 2019 were $91 million, $94 million and $95 million, respectively.  The leases were recorded as finance leases on I&M’s balance sheets as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on I&M’s control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The finance leases are eliminated upon consolidation. See the tables below for the classification of DCC Fuel’s assets and liabilities on I&M’s balance sheets.

Transition Funding (Applies to AEP and AEP Texas)

Transition Funding was formed for the sole purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation. Management has concluded that AEP Texas is the primary beneficiary of Transition Funding because AEP Texas has the power to direct the most significant activities of the VIE and AEP Texas’ equity interest could potentially be significant. Therefore, AEP Texas is required to consolidate Transition Funding. As of December 31, 2021 and 2020, $68 million and $66 million of the securitized bonds were included in Long-term Debt Due Within One Year - Nonaffiliated, respectively, and $141 million and $209 million were included in Long-term Debt - Nonaffiliated, respectively, on the balance sheets. Transition Funding has securitized transition assets of $184 million and $242 million as of December 31, 2021 and 2020, respectively, which are presented separately on the face of the balance sheets. The securitized transition assets represent the right to impose and collect Texas true-up costs from customers receiving electric transmission or distribution service from AEP Texas under-recovery mechanisms approved by the PUCT. The securitization bonds are payable only from and secured by the securitized transition assets. The bondholders have no recourse to AEP Texas or any other AEP entity. AEP Texas acts as the servicer for Transition Funding’s securitized transition assets and remits all related amounts collected from customers to Transition Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Transition Funding’s assets and liabilities on the balance sheets.

Restoration Funding (Applies to AEP and AEP Texas)

Restoration Funding was formed for the sole purpose of issuing and servicing securitization bonds related to storm restoration of AEP Texas’ distribution system primarily due to damage caused by Hurricane Harvey. Management has concluded that AEP Texas is the primary beneficiary of Restoration Funding because AEP Texas has the power to direct the most significant activities of the VIE and AEP Texas’ equity interest could potentially be significant. Therefore, AEP Texas is required to consolidate Restoration Funding. As of December 31, 2021 and 2020, $23 million and $23 million of the securitized bonds were included in Long-term Debt Due Within One Year - Nonaffiliated, respectively, and $173 million and $195 million were included in Long-term Debt - Nonaffiliated, respectively, on the balance sheets. Restoration Funding has securitized assets of $183 million and $205 million as of December 31, 2021 and 2020, respectively, which are presented separately on the face of the balance sheets. The securitized restoration assets represent the right to impose and collect Texas storm restoration costs from customers receiving electric transmission or distribution service from AEP Texas under-recovery mechanisms approved by the PUCT. The securitization bonds are payable only from and secured by the securitized assets. The bondholders have no recourse to AEP Texas or any other AEP entity. AEP Texas acts as the servicer for Restoration Funding’s securitized assets and remits all related amounts collected from customers to Restoration Funding for interest and principal payments on the securitization bonds and related costs. See the table below for the classification of Restoration Funding’s assets and liabilities on the balance sheets.

Appalachian Consumer Rate Relief Funding (Applies to AEP and APCo)

Appalachian Consumer Rate Relief Funding was formed for the sole purpose of issuing and servicing securitization bonds related to APCo’s under-recovered ENEC deferral balance.  Management has concluded that APCo is the primary beneficiary of Appalachian Consumer Rate Relief Funding because APCo has the power to direct the most significant activities of the VIE and APCo’s equity interest could potentially be significant.  Therefore, APCo is required to consolidate Appalachian Consumer Rate Relief Funding.  As of December 31, 2021 and 2020, $26 million and $25 million of the securitized bonds were included in Long-term Debt Due Within One Year - Nonaffiliated, respectively, and $173 million and $199 million were included in Long-term Debt - Nonaffiliated, respectively, on the balance sheets.  Appalachian Consumer Rate Relief Funding has securitized assets of $185 million and $210 million as of December 31, 2021 and 2020, respectively, which are presented separately on the face of the balance sheets. The phase-in recovery property represents the right to impose and collect West Virginia deferred generation charges from customers receiving electric transmission, distribution and generation service from APCo under a recovery mechanism approved by the WVPSC.  In November 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to APCo or any other AEP entity.  APCo acts as the servicer for Appalachian Consumer Rate Relief Funding’s securitized assets and remits all related amounts collected from customers to Appalachian Consumer Rate Relief Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Appalachian Consumer Rate Relief Funding’s assets and liabilities on APCo’s balance sheets.

AEP Credit (Applies to AEP)

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

EIS (Applies to AEP)

AEP’s subsidiaries participate in one protected cell of EIS for six lines of insurance. EIS has multiple protected cells. Neither AEP nor its subsidiaries have an equity investment in EIS. The AEP System is essentially this EIS cell’s only participant, but allows certain third-parties access to this insurance. AEP’s subsidiaries and any allowed third-parties share in the insurance coverage, premiums and risk of loss from claims. Based on AEP’s control and the structure of the protected cell of EIS, management concluded that AEP is the primary beneficiary of the protected cell and is required to consolidate the protected cell of EIS. The insurance premium expense to the protected cell for the years ended December 31, 2021, 2020 and 2019 was $30 million, $31 million and $34 million, respectively. See the tables below for the classification of the protected cell’s assets and liabilities on the balance sheets.  The amount reported as equity is the protected cell’s policy holders’ surplus.

Transource Energy (Applies to AEP)

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

Apple Blossom Wind Holdings LLC and Black Oak Getty Wind Holdings LLC (Applies to AEP)

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

The nonaffiliated interests in the Project Entities is presented in Noncontrolling Interests on the balance sheets.  As of December 31, 2021 and 2020, AEP recorded $108 million and $119 million, respectively, of Noncontrolling Interests related to the Project Entities in Equity on the balance sheets.

The Project Entities’ tax equity partnerships represent substantive profit-sharing arrangements. The method for attributing income and loss to the noncontrolling interests is a balance sheet approach referred to as the hypothetical liquidation at book value (HLBV) method. Under the HLBV method, the income and loss attributable to the noncontrolling interests reflect changes in the amounts the members would hypothetically receive at each balance sheet date under the liquidation provisions of the respective limited liability company agreements, assuming the net assets of these entities were liquidated at recorded amounts, after taking into account any capital transactions, such as contributions or distributions, between the entities and the members. For the years ended December 31, 2021 and 2020, the HLBV method resulted in a loss of $7 million and $6 million, respectively, allocated to Noncontrolling Interests.

Santa Rita East (Applies to AEP)

In July 2019, AEP acquired a 75% interest in Santa Rita East Wind Energy Holdings, LLC and its wholly-owned subsidiary, Santa Rita East Wind Energy, LLC (collectively, Santa Rita East). In November 2020, AEP acquired an additional 10% interest in Santa Rita East resulting in AEP having a total interest of 85%. Santa Rita East is a partnership whose sole purpose is to own and operate a 302 MW wind generation facility in west Texas. Santa Rita East delivers energy and provides renewable energy credits through three long-term PPAs totaling 260 MWs. The remaining 42 MWs of energy are sold at wholesale into ERCOT. Management has concluded that Santa Rita East is a VIE and that AEP is the primary beneficiary based on its power as managing member of the partnership to direct the activities that most significantly impact Santa Rita East’s economic performance. As the primary beneficiary of Santa Rita East, AEP consolidates Santa Rita East into its financial statements. See the tables below for the classification of Santa Rita East’s assets and liabilities on the balance sheets.
AEP recognized $25 million and $23 million of PTC attributable to Santa Rita East for the years ended December 31, 2021 and 2020, respectively, which was recorded in Income Tax Expense (Benefit) on the statements of income. The nonaffiliated interest in Santa Rita East is presented in Noncontrolling Interests on the balance sheets. As of December 31, 2021 and 2020, AEP recorded $59 million and $61 million, respectively, of Noncontrolling Interests related to Santa Rita East in Equity on the balance sheets.
Dry Lake (Applies to AEP)
In November 2020, AEP signed a Purchase and Sale Agreement with a nonaffiliate to acquire a 75% ownership interest in the entity that owns Dry Lake Solar Project (collectively, Dry Lake). Dry Lake is a partnership whose sole purpose is to own, operate and maintain a 100 MW solar generation facility in southern Nevada. In March 2021, AEP closed the transaction and the solar project was placed in-service in May 2021. Dry Lake delivers energy and provides renewable energy credits through a long-term PPA. Management has concluded that Dry Lake is a VIE and that AEP is the primary beneficiary based on its power as managing member to direct the activities that most significantly impact Dry Lake’s economic performance. As the primary beneficiary of Dry Lake, AEP consolidates Dry Lake into its financial statements. See the table below for the classification of Dry Lake assets and liabilities on the balance sheets.
AEP recognized $33 million of ITC attributable to Dry Lake for the year ended December 31, 2021 which was recorded in Income Tax Expense (Benefit) on the statements of income. The nonaffiliated interest in Dry Lake is presented in Noncontrolling Interests on the balance sheets. As of December 31, 2021, AEP recognized $35 million of Noncontrolling Interest on the balance sheets.

The balances below represent the assets and liabilities of the VIEs that are consolidated. These balances include intercompany transactions that are eliminated upon consolidation.

American Electric Power Company, Inc. and Subsidiary Companies
Variable Interest Entities
December 31, 2021

	Registrant Subsidiaries
	SWEPCo Sabine	I&M DCC Fuel	AEP Texas Transition Funding		AEP Texas Restoration Funding		APCo Appalachian Consumer Rate Relief Funding
	(in millions)
ASSETS
Current Assets	$77.2	$65.2	$24.9		$24.3		$16.0
Net Property, Plant and Equipment	51.8	118.6	—		—		—
Other Noncurrent Assets	104.1	57.2	208.3	(a)	192.6	(b)	187.8	(c)
Total Assets	$233.1	$241.0	$233.2		$216.9		$203.8

LIABILITIES AND EQUITY
Current Liabilities	$18.9	$65.1	$71.2		$36.1		$29.0
Noncurrent Liabilities	214.3	175.9	157.8		179.6		172.9
Equity	(0.1)	—	4.2		1.2		1.9
Total Liabilities and Equity	$233.1	$241.0	$233.2		$216.9		$203.8

(a)Includes an intercompany item eliminated in consolidation of $24 million.
(b)Includes an intercompany item eliminated in consolidation of $8 million.
(c)Includes an intercompany item eliminated in consolidation of $2 million.

American Electric Power Company, Inc. and Subsidiary Companies
Variable Interest Entities
December 31, 2021

	Other Consolidated VIEs
	AEP Credit	Protected Cell of EIS	Transource Energy	Apple Blossom and Black Oak	Santa Rita East	Dry Lake
	(in millions)
ASSETS
Current Assets	$996.6	$217.3	$38.8	$9.9	$7.6	$4.0
Net Property, Plant and Equipment	—	—	475.4	217.3	437.6	146.1
Other Noncurrent Assets	10.4	—	3.0	11.3	—	0.3
Total Assets	$1,007.0	$217.3	$517.2	$238.5	$445.2	$150.4

LIABILITIES AND EQUITY
Current Liabilities	$953.1	$37.5	$12.5	$6.6	$5.8	$0.9
Noncurrent Liabilities	0.9	82.3	216.9	5.2	7.0	0.6
Equity	53.0	97.5	287.8	226.7	432.4	148.9
Total Liabilities and Equity	$1,007.0	$217.3	$517.2	$238.5	$445.2	$150.4

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

Non-Consolidated Significant Variable Interests

DHLC (Applies to AEP and SWEPCo)

DHLC is a mining operator which sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  The operations of DHLC are governed by the lignite mining agreement among SWEPCo, CLECO and DHLC. SWEPCo and CLECO share the executive board seats and voting rights equally. In accordance with the lignite mining agreement, each entity is responsible for 50% of DHLC’s obligations, including debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee.  SWEPCo’s total billings from DHLC for the years ended December 31, 2021, 2020 and 2019 were $47 million, $142 million and $55 million, respectively.  SWEPCo is not required to consolidate DHLC as it is not the primary beneficiary, although SWEPCo holds a significant variable interest in DHLC.  SWEPCo’s equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheets.
SWEPCo’s investment in DHLC was:

	December 31,
	2021		2020
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from SWEPCo	$7.6	$7.6	$7.6	$7.6
Retained Earnings	23.8	23.8	20.4	20.4
SWEPCo’s Share of Obligations	—	50.3	—	98.5
Total Investment in DHLC	$31.4	$81.7	$28.0	$126.5

OVEC (Applies to AEP and OPCo)

AEP and several nonaffiliated utility companies jointly own OVEC.  As of December 31, 2021, AEP’s ownership in OVEC was 43.47%. Parent owns 39.17% and OPCo owns 4.3%. APCo, I&M and OPCo are members to an intercompany power agreement.  The Registrants’ power participation ratios are 15.69% for APCo, 7.85% for I&M and 19.93% for OPCo. Participants of this agreement are entitled to receive and are obligated to pay for all OVEC generating capacity, approximately 2,400 MWs, in proportion to their respective power participation ratios. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs, including outstanding indebtedness, and provide a return on capital.  The intercompany power agreement ends in June 2040.

AEP and other nonaffiliated owners authorized environmental investments related to their ownership interests. OVEC financed capital expenditures in connection with the engineering and construction of FGD projects and the associated waste disposal landfills at its two generation plants.  These environmental projects were funded through debt issuances. As of December 31, 2021 and 2020, OVEC’s outstanding indebtedness was approximately $1.1 billion and $1.3 billion, respectively. Although they are not an obligor or guarantor, the Registrants’ are responsible for their respective ratio of OVEC’s outstanding debt through the intercompany power agreement. Principal and interest payments related to OVEC’s outstanding indebtedness are disclosed in accordance with the accounting guidance for “Commitments.” See the “Commitments” section of Note 6 for additional information.

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

AEP’s investment in OVEC was:

	December 31,
	2021		2020
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from AEP	$4.4	$4.4	$4.4	$4.4
AEP’s Ratio of OVEC Debt (a)	—	492.0	—	555.0
Total Investment in OVEC	$4.4	$496.4	$4.4	$559.4

(a)Based on the Registrants’ power participation ratios APCo, I&M and OPCo’s share of OVEC debt was $177 million, $89 million and $226 million as of December 31, 2021 and $200 million, $100 million and $255 million as of December 31, 2020, respectively.

Power purchased by the Registrant Subsidiaries from OVEC is included in Purchased Electricity for Resale on the statements of income and is shown in the table below:

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
APCo	$104.3	$94.4	$104.5
I&M	52.2	47.2	52.3
OPCo	133.0	120.8	132.7

AEPSC (Applies to AEP)

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

Total AEPSC billings to the Registrant Subsidiaries were as follows:

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
AEP Texas	$206.9	$199.4	$206.6
AEPTCo	267.1	270.3	242.3
APCo	313.3	294.9	308.3
I&M	200.9	210.2	184.8
OPCo	234.9	232.8	230.4
PSO	123.7	113.2	125.7
SWEPCo	168.6	161.8	169.5

The carrying amount and classification of variable interest in AEPSC’s accounts payable were as follows:

	December 31,
	2021		2020
Company	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
AEP Texas	$22.2	$22.2	$30.5	$30.5
AEPTCo	23.3	23.3	45.9	45.9
APCo	44.1	44.1	42.8	42.8
I&M	21.8	21.8	27.1	27.1
OPCo	25.5	25.5	33.9	33.9
PSO	13.7	13.7	15.7	15.7
SWEPCo	20.5	20.5	22.0	22.0

AEGCo (Applies to AEP)

AEGCo, a wholly-owned subsidiary of Parent, is consolidated by AEP.  AEGCo owns a 50% ownership interest in Rockport Plant, Unit 1 and leases a 50% interest in Rockport Plant, Unit 2. AEGCo sells all the output from the Rockport Plant to I&M and KPCo.  AEP has agreed to provide AEGCo with the funds necessary to satisfy all of the debt obligations of AEGCo.  I&M is considered to have a significant interest in AEGCo due to these transactions.  I&M is exposed to losses to the extent it cannot recover the costs of AEGCo through its normal business operations.  In the event AEGCo would require financing or other support outside the billings to I&M and KPCo, this financing would be provided by AEP. Total billings to I&M from AEGCo for the years ended December 31, 2021, 2020 and 2019 were $218 million, $173 million and $215 million, respectively. The carrying amounts of I&M’s liabilities associated with AEGCo as of December 31, 2021 and 2020 were $18 million and $9 million, respectively. Management estimates the maximum exposure of loss to be equal to the amount of such liability. See “Rockport Lease” section of Note 13 for additional information.

Significant Equity Method Investments in Unconsolidated Entities (Applies to AEP)

For a discussion of the equity method of accounting, see the “Equity Investment in Unconsolidated Entities” section of Note 1.

Sempra Renewables LLC

In April 2019, AEP acquired a 50% interest in five wind farms in multiple states as part of the purchase of Sempra Renewables LLC. The wind farms are joint ventures with BP Wind Energy who holds the other 50% interest. All five wind farms have long-term PPAs for 100% of their energy production. One of the jointly-owned wind farms has PPAs with I&M and OPCo for a portion of its energy production. Another jointly-owned wind farm has a PPA with SWEPCo for a portion of its energy production. The joint venture wind farms are not considered VIEs and AEP is not required to consolidate them as AEP does not have a controlling financial interest. However, AEP is able to exercise significant influence over the wind farms and therefore applies the equity method of accounting. As of December 31, 2021 and 2020, AEP’s carrying value of the investment in the five joint venture wind farms was $399 million and $376 million, respectively. The difference between AEP’s carrying value and the amount of underlying equity in net assets is immaterial. The investment includes amounts recognized in AOCI related to interest rate cash flow hedges. AEP’s equity earnings associated with the five joint venture wind farms was a loss of $12 million and earnings of $2 million for the years ended December 31, 2021 and 2020, respectively. AEP recognized $33 million and $36 million of PTC attributable to the joint venture wind farms for the years ended December 31, 2021 and 2020, respectively, which was recorded in Income Tax Expense (Benefit) on the statements of income.

ETT

ETT designs, acquires, constructs, owns and operates certain transmission facilities in ERCOT. Berkshire Hathaway Energy, a nonaffiliated entity, holds a 50% membership interest in ETT and AEP Transmission Holdco holds a 50% membership interest in ETT. As a result, AEP, through its wholly-owned subsidiary, holds a 50% membership interest in ETT. As of December 31, 2021 and 2020, AEP’s investment in ETT was $733 million and $732 million, respectively. AEP’s equity earnings associated with ETT were $66 million, $68 million and $66 million for the years ended December 31, 2021, 2020 and 2019 respectively.

18.  PROPERTY, PLANT AND EQUIPMENT

The disclosures in this note apply to all Registrants unless indicated otherwise.

Property, Plant and Equipment is shown functionally on the face of the balance sheets. The following tables include the total plant balances as of December 31, 2021 and 2020:

December 31, 2021	AEP		AEP Texas	AEPTCo		APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Regulated Property, Plant and Equipment
Generation	$21,196.8	(a)	$—	$—		$6,683.9	$5,531.8	$—	$1,802.4	$4,734.5	(a)
Transmission	29,866.0		5,849.9	10,886.3		4,322.4	1,783.1	2,992.8	1,107.7	2,316.9
Distribution	24,440.0		4,917.2	—		4,683.3	2,800.1	6,070.6	3,004.9	2,514.3
Other	5,249.8		958.7	427.2		668.9	755.1	982.2	433.5	542.0
CWIP	3,632.4	(a)	551.3	1,394.8		469.9	302.8	365.0	156.0	240.7	(a)
Less: Accumulated Depreciation	20,375.5		1,642.9	772.9		5,047.4	3,885.3	2,457.4	1,707.0	3,002.2
Total Regulated Property, Plant and Equipment - Net	64,009.5		10,634.2	11,935.4		11,781.0	7,287.6	7,953.2	4,797.5	7,346.2
Nonregulated Property, Plant and Equipment - Net	1,991.8		1.2	0.3		23.3	23.3	9.8	5.3	53.9
Total Property, Plant and Equipment - Net	$66,001.3	(b)	$10,635.4	$11,935.7	(b)	$11,804.3	$7,310.9	$7,963.0	$4,802.8	$7,400.1

December 31, 2020	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Regulated Property, Plant and Equipment
Generation	$21,587.8	(a)	$—	$—	$6,633.7	$5,264.7	$—	$1,480.7	$4,681.4	(a)
Transmission	27,841.5		5,279.6	9,593.5	3,900.5	1,696.4	2,831.9	1,069.9	2,165.7
Distribution	23,972.1		4,580.8	—	4,464.3	2,594.6	5,708.3	2,853.0	2,382.5
Other	4,852.4		866.0	328.8	598.0	644.6	888.5	388.1	564.5
CWIP	3,815.0	(a)	614.1	1,422.6	484.6	362.4	362.3	128.7	228.3	(a)
Less: Accumulated Depreciation	20,094.2		1,528.1	572.8	4,711.0	3,538.6	2,348.8	1,607.3	3,032.0
Total Regulated Property, Plant and Equipment - Net	61,974.6		9,812.4	10,772.1	11,370.1	7,024.1	7,442.2	4,313.1	6,990.4
Nonregulated Property, Plant and Equipment - Net	1,927.0		1.2	0.7	24.0	28.2	9.9	6.9	97.8
Total Property, Plant and Equipment - Net	$63,901.6		$9,813.6	$10,772.8	$11,394.1	$7,052.3	$7,452.1	$4,320.0	$7,088.2

(a)AEP and SWEPCo’s regulated generation and regulated CWIP include amounts related to SWEPCo’s Arkansas jurisdictional share of the Turk Plant.
(b)Amount excludes $2.3 billion and $165 million for AEP and AEPTCo, respectively, of Property, Plant and Equipment - Net classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Depreciation, Depletion and Amortization

The Registrants provide for depreciation of Property, Plant and Equipment, excluding coal-mining properties, on a straight-line basis over the estimated useful lives of property, generally using composite rates by functional class.  The following tables provide total regulated annual composite depreciation rates and depreciable lives for the Registrants:

AEP
	2021						2020						2019
Functional Class of Property	Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges			Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges			Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges
				(in years)						(in years)						(in years)
Generation	2.7%	-	7.8%	20	-	132	2.7%	-	6.3%	20	-	132	2.5%	-	5.5%	20	-	132
Transmission	2.0%	-	2.6%	15	-	75	2.0%	-	2.6%	15	-	75	1.8%	-	2.6%	15	-	81
Distribution	2.8%	-	3.6%	7	-	80	2.7%	-	3.7%	7	-	78	2.7%	-	3.7%	7	-	78
Other	3.0%	-	12.5%	5	-	75	2.8%	-	11.3%	5	-	75	2.6%	-	9.5%	5	-	75

AEP Texas
	2021				2020				2019
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.2%	50	-	75	2.0%	50	-	75	1.8%	45	-	81
Distribution	2.9%	7	-	70	3.1%	7	-	70	3.5%	7	-	70
Other	5.8%	5	-	50	6.1%	5	-	50	6.3%	5	-	50

AEPTCo
	2021				2020				2019
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.5%	24	-	75	2.4%	24	-	75	2.0%	24	-	75
Other	6.7%	5	-	56	6.3%	5	-	64	5.8%	5	-	64

APCo
	2021				2020				2019
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	3.6%	35	-	118	3.3%	35	-	118	3.2%	35	-	118
Transmission	2.1%	15	-	75	2.2%	15	-	75	1.8%	15	-	71
Distribution	3.5%	12	-	57	3.7%	12	-	57	3.7%	12	-	57
Other	8.5%	5	-	55	7.8%	5	-	55	7.2%	5	-	55

I&M
	2021				2020				2019
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	4.7%	20	-	132	4.6%	20	-	132	4.0%	20	-	132
Transmission	2.4%	45	-	70	2.3%	45	-	70	1.9%	50	-	73
Distribution	3.4%	14	-	71	3.4%	14	-	71	3.4%	9	-	75
Other	9.0%	5	-	51	10.2%	5	-	51	9.4%	5	-	50

OPCo
	2021				2020				2019
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.3%	39	-	60	2.3%	39	-	60	2.3%	39	-	60
Distribution	2.9%	11	-	70	3.1%	14	-	65	3.1%	14	-	65
Other	6.1%	5	-	50	5.0%	5	-	50	4.9%	5	-	50

PSO
	2021				2020				2019
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	2.8%	30	-	75	3.1%	35	-	75	2.9%	35	-	75
Transmission	2.4%	42	-	75	2.2%	45	-	75	2.4%	45	-	75
Distribution	2.9%	15	-	78	2.9%	15	-	78	2.9%	15	-	78
Other	6.1%	5	-	56	5.7%	5	-	64	5.6%	5	-	64

SWEPCo
	2021				2020				2019
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	2.7%	30	-	65	2.7%	35	-	65	2.5%	40	-	70
Transmission	2.4%	49	-	74	2.3%	47	-	73	2.4%	50	-	73
Distribution	2.8%	15	-	80	2.7%	15	-	67	2.7%	25	-	70
Other	8.6%	5	-	58	8.5%	5	-	52	7.6%	5	-	55

The following table includes the nonregulated annual composite depreciation rate ranges and nonregulated depreciable life ranges for AEP. Depreciation rate ranges and depreciable life ranges are not meaningful for nonregulated property of AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo for 2021, 2020 and 2019.

	2021							2020						2019
Functional Class of Property	Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges				Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges			Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges
				(in years)							(in years)						(in years)
Generation	3.8%	-	10.4%	10	-	59		3.6%	-	4.0%	15	-	59	3.2%	-	21.2%	15	-	59
Transmission	2.6%			30	-	40		2.5%			30	-	40	2.5%			30	-	40
Distribution	NA			NA				NA			NA			2.3%			40
Other	16.5%			5	-	35	(a)	16.1%			5	-	50	17.6%			5	-	50

(a)In 2020 management announced plans to retire the Pirkey Plant in 2023 and the related depreciable lives have been adjusted accordingly. See Note 5 - Effects of Regulation for additional information.
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

The Registrants recorded the following revisions to ARO estimates as of December 31, 2021 and 2020:

•As of December 31, 2021 and 2020, I&M’s ARO liability for nuclear decommissioning of the Cook Plant was $1.93 billion and $1.80 billion, respectively.  These liabilities are reflected in Asset Retirement Obligations on I&M’s balance sheets.  As of December 31, 2021 and 2020, the fair value of I&M’s assets that are legally restricted for purposes of settling decommissioning liabilities totaled $3.54 billion and $2.98 billion, respectively.  These assets are included in Spent Nuclear Fuel and Decommissioning Trusts on I&M’s balance sheets. In December 2021, I&M recorded a $58 million revision for Cook Plant as a result of the latest decommissioning cost study. The ARO liability was updated and changes from the previous study were driven primarily by general increases in the projected cost of labor and materials.
•In 2020, Virginia’s Governor signed House Bill 443 (HB 443) requiring APCo to close certain ash disposal units at the retired Glen Lyn Station by removal of all coal combustion material. In June 2020, APCo recorded a revision to increase estimated Glen Lyn Station ash disposal ARO liabilities by $199 million due to the enactment of HB 443. In June 2021, management completed fully designed and costed project plans for the Glen Lyn Station site and increased ash disposal ARO liabilities by an additional $79 million. HB 443 provides for the recovery of all costs associated with closure by removal through the Virginia environmental rate adjustment clause. APCo is permitted to record carrying costs on the unrecovered balance of closure costs as a weighted-average cost of capital approved by the Virginia SCC. The legislation provides for regulatory recovery of these costs.
•In 2020, SWEPCo recorded a revision to increase estimated ARO liabilities by $21 million primarily due to the revision in the useful life of DHLC. See Note 5 - Effects of Regulation for additional information. In September 2020, SWEPCo recorded an $18 million revision due to a reduction in estimated ash pond closure costs.
•In 2020, AEP Texas and PSO recorded a revision to decrease estimated ARO liabilities by $17 million and $5 million, respectively, due to the retirement of the Oklaunion Power Station in September 2020. See “Oklaunion Power Station” section of Note 7 for additional information.
•In 2020, AGR derecognized $106 million of Conesville Plant related ARO liabilities as a result of the Environmental Liability and Property Transfer and Asset Purchase Agreement executed with a non-affiliated third-party. See “Conesville Plant” section of Note 7 for additional information.

The following is a reconciliation of the 2021 and 2020 aggregate carrying amounts of ARO by Registrant:

Company	ARO as of December 31, 2020	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates (a)	ARO as of December 31, 2021
	(in millions)
AEP (b)(c)(d)(e)(f)	$2,516.7	$105.0	$22.8	$(41.4)	$138.6	$2,741.7
AEP Texas (b)(e)	4.6	0.2	—	(0.4)	—	4.4
APCo (b)(e)	313.1	13.7	—	(6.9)	84.7	404.6
I&M (b)(c)(e)	1,813.8	72.9	0.3	(0.1)	59.4	1,946.3
OPCo (e)	1.9	0.1	—	(0.1)	—	1.9
PSO (b)(e)	47.4	3.3	7.6	(0.7)	—	57.6
SWEPCo (b)(d)(e)	222.1	9.8	9.2	(20.9)	2.5	222.7

Company	ARO as of December 31, 2019	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates (a)	ARO as of December 31, 2020
	(in millions)
AEP (b)(c)(d)(e)	$2,418.9	$102.4	$0.3	$(188.0)	$183.1	$2,516.7
AEP Texas (b)(e)	29.1	0.8	—	(8.5)	(16.8)	4.6
APCo (b)(e)	111.1	8.9	—	(7.8)	200.9	313.1
I&M (b)(c)(e)	1,748.6	70.2	0.1	(0.2)	(4.9)	1,813.8
OPCo (e)	1.8	0.1	—	—	—	1.9
PSO (b)(e)	52.2	3.1	—	(3.1)	(4.8)	47.4
SWEPCo (b)(d)(e)	212.2	10.7	—	(10.9)	10.1	222.1

(a)Unless discussed above, primarily related to ash ponds, landfills and mine reclamation, generally due to changes in estimated closure area, volumes and/or unit costs.
(b)Includes ARO related to ash disposal facilities.
(c)Includes ARO related to nuclear decommissioning costs for the Cook Plant of $1.93 billion and $1.80 billion as of December 31, 2021 and 2020, respectively.
(d)Includes ARO related to Sabine and DHLC.
(e)Includes ARO related to asbestos removal.
(f)Includes $18 million of ARO classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Allowance for Funds Used During Construction and Interest Capitalization

The Registrants’ amounts of Allowance for Equity Funds Used During Construction are summarized in the following table:

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
AEP	$139.7	$148.1	$168.4
AEP Texas	21.5	19.4	15.2
AEPTCo	67.2	74.0	84.3
APCo	15.6	14.6	16.6
I&M	12.8	11.5	19.4
OPCo	10.8	12.5	18.2
PSO	2.4	4.0	2.7
SWEPCo	7.0	7.7	6.8

The Registrants’ amounts of allowance for borrowed funds used during construction, including capitalized interest, are summarized in the following table:

	Years Ended December 31,
Company	2021	2020	2019
	(in millions)
AEP	$53.8	$66.0	$88.7
AEP Texas	10.5	12.5	20.0
AEPTCo	21.0	25.5	32.2
APCo	7.5	7.9	9.3
I&M	5.1	5.7	8.9
OPCo	4.7	6.2	6.7
PSO	0.7	2.0	1.9
SWEPCo	3.0	3.9	4.0

Jointly-owned Electric Facilities (Applies to AEP, I&M, PSO and SWEPCo)

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

			Registrant’s Share as of December 31, 2021
	Fuel Type	Percent of Ownership	Utility Plant in Service	Construction Work in Progress	Accumulated Depreciation
			(in millions)
AEP
Dolet Hills Power Station, Unit 1 (a)	Lignite	40.2%	$—	$—	$—
Flint Creek Generating Station, Unit 1 (b)	Coal	50.0%	377.6	6.3	133.5
Pirkey Power Plant, Unit 1 (b)	Lignite	85.9%	613.8	—	528.3
Turk Generating Plant (b)	Coal	73.3%	1,598.0	10.2	285.6
Total			$2,589.4	$16.5	$947.4

I&M
Rockport Generating Plant (c)(d)(e)	Coal	50.0%	$1,247.2	$13.9	$794.5

PSO
North Central Wind Energy Facilities (f)(g)	Wind	45.5%	$313.7	$—	$4.2

SWEPCo
Dolet Hills Power Station, Unit 1 (a)	Lignite	40.2%	$—	$—	$—
Flint Creek Generating Station, Unit 1 (b)	Coal	50.0%	377.6	6.3	133.5
Pirkey Power Plant, Unit 1 (b)	Lignite	85.9%	613.8	—	528.3
Turk Generating Plant (b)	Coal	73.3%	1,598.0	10.2	285.6
North Central Wind Energy Facilities (f)(g)	Wind	54.5%	376.2	—	5.4
Total			$2,965.6	$16.5	$952.8

			Registrant’s Share as of December 31, 2020
	Fuel Type	Percent of Ownership	Utility Plant in Service	Construction Work in Progress	Accumulated Depreciation
			(in millions)
AEP
Dolet Hills Power Station, Unit 1 (a)	Lignite	40.2%	$342.4	$4.6	$295.4
Flint Creek Generating Station, Unit 1 (b)	Coal	50.0%	377.2	3.0	116.0
Pirkey Power Plant, Unit 1 (b)	Lignite	85.9%	602.8	3.7	441.0
Turk Generating Plant (b)	Coal	73.3%	1,594.3	2.8	257.3
Total			$2,916.7	$14.1	$1,109.7

I&M
Rockport Generating Plant (c)(d)(e)	Coal	50.0%	$1,228.5	$19.6	$677.3

SWEPCo
Dolet Hills Power Station, Unit 1 (a)	Lignite	40.2%	$342.4	$4.6	$295.4
Flint Creek Generating Station, Unit 1 (b)	Coal	50.0%	377.2	3.0	116.0
Pirkey Power Plant, Unit 1 (b)	Lignite	85.9%	602.8	3.7	441.0
Turk Generating Plant (b)	Coal	73.3%	1,594.3	2.8	257.3
Total			$2,916.7	$14.1	$1,109.7

(a)Operated by CLECO, a nonaffiliated company. The Dolet Hills Power Station was retired in December 2021.
(b)Operated by SWEPCo.
(c)Operated by I&M.
(d)Amounts include I&M’s 50% ownership of both Unit 1 and capital additions for Unit 2. Unit 2 is subject to a finance lease with a nonaffiliated company. See the “Rockport Lease” section of Note 13 for additional information.
(e)AEGCo owns 50% of Unit 1 with I&M and 50% of capital additions for Unit 2.
(f)PSO and SWEPCo own undivided interests of 45.5% and 54.5% of the NCWF, respectively. Sundance was placed into service in April 2021. Maverick was placed into service in September 2021. See the “Acquisitions” section of Note 7 for additional information.
(g)Operated by PSO.

19. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers
The table below represents AEP’s reportable segment revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Year Ended December 31, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$3,952.6	$2,138.2	$—	$—	$—	$—	$6,090.8
Commercial Revenues	2,208.5	1,081.2	—	—	—	—	3,289.7
Industrial Revenues	2,168.2	395.2	—	—	—	(0.8)	2,562.6
Other Retail Revenues	170.6	43.9	—	—	—	—	214.5
Total Retail Revenues	8,499.9	3,658.5	—	—	—	(0.8)	12,157.6

Wholesale and Competitive Retail Revenues:
Generation Revenues	942.6	—	—	137.9	—	—	1,080.5
Transmission Revenues (a)	355.5	572.4	1,456.4	—	—	(1,206.0)	1,178.3
Renewable Generation Revenues (b)	—	—	—	86.9	—	(3.6)	83.3
Retail, Trading and Marketing Revenues (c)	—	—	—	1,722.6	1.4	(51.6)	1,672.4
Total Wholesale and Competitive Retail Revenues	1,298.1	572.4	1,456.4	1,947.4	1.4	(1,261.2)	4,014.5

Other Revenues from Contracts with Customers (b)	187.5	194.2	17.1	7.2	60.1	(115.2)	350.9

Total Revenues from Contracts with Customers	9,985.5	4,425.1	1,473.5	1,954.6	61.5	(1,377.2)	16,523.0

Other Revenues:
Alternative Revenues (b)	13.5	48.8	52.7	—	—	(73.6)	41.4
Other Revenues (b) (d)	(0.5)	19.0	—	209.1	10.7	(10.7)	227.6
Total Other Revenues	13.0	67.8	52.7	209.1	10.7	(84.3)	269.0

Total Revenues	$9,998.5	$4,492.9	$1,526.2	$2,163.7	$72.2	$(1,461.5)	$16,792.0

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $1.1 billion. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $52 million. The remaining affiliated amounts were immaterial.
(d)Generation & Marketing includes economic hedge activity.

	Year Ended December 31, 2020
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$3,606.8	$2,086.9	$—	$—	$—	$—	$5,693.7
Commercial Revenues	2,016.2	1,048.6	—	—	—	—	3,064.8
Industrial Revenues	2,018.0	390.1	—	—	—	(0.7)	2,407.4
Other Retail Revenues	155.6	42.5	—	—	—	—	198.1
Total Retail Revenues	7,796.6	3,568.1	—	—	—	(0.7)	11,364.0

Wholesale and Competitive Retail Revenues:
Generation Revenues	588.3	—	—	131.9	—	—	720.2
Transmission Revenues (a)	334.5	467.0	1,257.0	—	—	(1,006.7)	1,051.8
Renewable Generation Revenues (b)	—	—	—	60.9	—	(1.6)	59.3
Retail, Trading and Marketing Revenues (c)	—	—	—	1,486.9	(5.5)	(103.0)	1,378.4
Total Wholesale and Competitive Retail Revenues	922.8	467.0	1,257.0	1,679.7	(5.5)	(1,111.3)	3,209.7

Other Revenues from Contracts with Customers (b)	163.2	157.8	22.4	2.3	92.5	(148.6)	289.6

Total Revenues from Contracts with Customers	8,882.6	4,192.9	1,279.4	1,682.0	87.0	(1,260.6)	14,863.3

Other Revenues:
Alternative Revenues (b)	(3.2)	70.0	(80.6)	—	—	7.5	(6.3)
Other Revenues (b) (d)	—	83.0	—	43.6	9.8	(74.9)	61.5
Total Other Revenues	(3.2)	153.0	(80.6)	43.6	9.8	(67.4)	55.2

Total Revenues	$8,879.4	$4,345.9	$1,198.8	$1,725.6	$96.8	$(1,328.0)	$14,918.5

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
(d)Generation & Marketing includes economic hedge activity.

	Year Ended December 31, 2019
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$3,643.7	$2,069.9	$—	$—	$—	$—	$5,713.6
Commercial Revenues	2,155.3	1,152.9	—	—	—	—	3,308.2
Industrial Revenues	2,179.0	429.1	—	—	—	(0.9)	2,607.2
Other Retail Revenues	179.1	43.8	—	—	—	—	222.9
Total Retail Revenues	8,157.1	3,695.7	—	—	—	(0.9)	11,851.9

Wholesale and Competitive Retail Revenues:
Generation Revenues	807.6	—	—	254.8	—	—	1,062.4
Transmission Revenues (a)	292.1	435.1	1,077.2	—	—	(825.0)	979.4
Renewable Generation Revenues (b)	—	—	—	57.3	—	—	57.3
Retail, Trading and Marketing Revenues (c)	—	—	—	1,480.7	—	(135.6)	1,345.1
Total Wholesale and Competitive Retail Revenues	1,099.7	435.1	1,077.2	1,792.8	—	(960.6)	3,444.2

Other Revenues from Contracts with Customers (b)	168.2	169.4	16.6	4.9	104.7	(147.1)	316.7

Total Revenues from Contracts with Customers	9,425.0	4,300.2	1,093.8	1,797.7	104.7	(1,108.6)	15,612.8

Other Revenues:
Alternative Revenues (b)	(57.9)	32.3	(20.6)	—	—	(66.9)	(113.1)
Other Revenues (b) (d)	—	150.0	—	59.9	(8.9)	(139.3)	61.7
Total Other Revenues	(57.9)	182.3	(20.6)	59.9	(8.9)	(206.2)	(51.4)

Total Revenues	$9,367.1	$4,482.5	$1,073.2	$1,857.6	$95.8	$(1,314.8)	$15,561.4

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

The table below represents revenues from contracts with customers, net of respective provisions for refund, by type of revenue for the Registrant Subsidiaries:

	Year Ended December 31, 2021
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$550.3	$—	$1,379.6	$805.4	$1,587.9	$651.9	$709.5
Commercial Revenues	358.5	—	556.3	507.2	722.7	378.9	529.3
Industrial Revenues	108.9	—	584.3	557.0	286.3	274.1	344.4
Other Retail Revenues	31.3	—	70.8	5.2	12.6	77.7	10.0
Total Retail Revenues	1,049.0	—	2,591.0	1,874.8	2,609.5	1,382.6	1,593.2

Wholesale Revenues:
Generation Revenues (a)	—	—	302.7	318.1	—	22.9	386.6
Transmission Revenues (b)	497.5	1,393.9	128.8	33.7	74.9	37.5	122.7
Total Wholesale Revenues	497.5	1,393.9	431.5	351.8	74.9	60.4	509.3

Other Revenues from Contracts with Customers (c)	41.2	17.0	70.4	104.1	153.1	31.3	23.5

Total Revenues from Contracts with Customers	1,587.7	1,410.9	3,092.9	2,330.7	2,837.5	1,474.3	2,126.0

Other Revenues:
Alternative Revenues (d)	6.1	58.4	12.3	(4.0)	42.6	0.1	5.8
Other Revenues (d)	—	—	—	—	19.0	—	—
Total Other Revenues	6.1	58.4	12.3	(4.0)	61.6	0.1	5.8

Total Revenues	$1,593.8	$1,469.3	$3,105.2	$2,326.7	$2,899.1	$1,474.4	$2,131.8

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $129 million primarily relating to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $1.1 billion. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $60 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
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

Fixed Performance Obligations

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of December 31, 2021. Fixed performance obligations primarily include wholesale transmission services, electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2022	2023-2024	2025-2026	After 2026	Total
	(in millions)
AEP	$1,231.9	$160.8	$157.9	$97.0	$1,647.6
AEP Texas	531.0	—	—	—	531.0
AEPTCo	1,510.3	—	—	—	1,510.3
APCo	201.5	32.2	23.2	11.6	268.5
I&M	37.7	8.8	8.8	4.5	59.8
OPCo	78.3	—	—	—	78.3
PSO	13.1	—	—	—	13.1
SWEPCo	43.0	—	—	—	43.0

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have any material contract assets as of December 31, 2021 and 2020.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheet in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have any material contract liabilities as of December 31, 2021 and 2020.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrants’ balance sheets within the Accounts Receivable - Customers line item. The Registrants’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of December 31, 2021 and 2020. See “Securitized Accounts Receivable - AEP Credit” section of Note 14 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

	Years Ended December 31,
Company	2021	2020
	(in millions)
AEP Texas	$0.4	$0.2
AEPTCo	95.5	81.0
APCo	117.8	52.7
I&M	61.2	34.8
OPCo	51.7	45.9
PSO	18.8	7.8
SWEPCo	24.7	11.2

Contract Costs

Contract costs to obtain or fulfill a contract for AEP subsidiaries within the Generation & Marketing segment are accounted for under the guidance for “Other Assets and Deferred Costs” and presented as a single asset and are neither bifurcated nor reclassified between current and noncurrent assets on the Registrants’ balance sheets. Contract costs to acquire a contract are amortized in a manner consistent with the transfer of goods or services to the customer in Other Operation on the Registrants’ income statements. The Registrants did not have material contract costs as of December 31, 2021 and 2020.

20.  GOODWILL

The disclosure in this note applies to AEP only.

The changes in AEP’s carrying amount of goodwill for the years ended December 31, 2021 and 2020 by operating segment are as follows:

	Corporate and Other	Generation & Marketing	AEP Consolidated
	(in millions)
Balance as of December 31, 2019	$37.1	$15.4	$52.5
Impairment Losses	—	—	—
Balance as of December 31, 2020	37.1	15.4	52.5
Impairment Losses	—	—	—
Balance as of December 31, 2021	$37.1	$15.4	$52.5

In the fourth quarters of 2021 and 2020, annual impairment tests were performed.  The fair values of the reporting units with goodwill were estimated using cash flow projections and other market value indicators.  There were no goodwill impairment losses.  AEP does not have any accumulated impairment on existing goodwill.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of the Independent Registered Public Accounting Firm in the 2022 Proxy Statement, which is incorporated by reference into this item.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During 2021, management, including the principal executive officer and principal financial officer of each of the Registrants evaluated each respective Registrant’s disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to each Registrant’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2021, the principal executive officer and financial officer of each of the Registrants concluded that the disclosure controls and procedures in place were effective at the reasonable assurance level.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

Changes in Internal Control over Financial Reporting

There have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2021 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting for each Registrant under Item 8. As discussed in that report, management assessed and reported on the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2021.  As a result of that assessment, management concluded that each Registrant’s internal control over financial reporting was effective as of December 31, 2021.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

AEP

Directors, Director Nomination Process and Audit Committee

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to AEP’s definitive proxy information statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2022 Annual Meeting of Shareholders (the 2022 Annual Meeting) including under the captions “Election of Directors,” “AEP’s Board of Directors and Committees,” “Directors” and “Nominees for Directors.”

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

Delinquent Section 16(a) Reports

None.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 11.   EXECUTIVE COMPENSATION

AEP

The information called for by this Item 11 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2022 Annual Meeting including under the captions “Compensation Discussion and Analysis,” “Executive Compensation”, “Director Compensation” and “2021 Director Compensation Table”.  The information set forth under the subcaption “Human Resources Committee Report” and “Audit Committee Report” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent AEP specifically incorporates such report by reference therein.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AEP

The information relating to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2022 Annual Meeting under the caption “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Directors and Executive Officers.”

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,453,084	—	5,976,468
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,453,084	—	5,976,468

(a)The balance includes unvested performance units and restricted stock units as well as vested performance units deferred as AEP career shares, all of which will be settled and paid in shares of AEP common stock. For performance units, the total includes the target number of shares that could be granted if performance meets target objectives. The number of securities that would be granted, with respect to performance units, if performance meets the maximum payout level, is two times the amount included in this total.
(b)No consideration is required from participants for the exercise or vesting of any outstanding AEP equity compensation awards.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

AEP

The information called for by this Item 13 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2022 Annual Meeting under the captions “Transactions with Related Persons” and “Director Independence.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

AEP

The information called for by this Item 14 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2022 Annual Meeting under the captions “Audit and Non-Audit Fees,” “Audit Committee Report” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Each of the above is a wholly-owned subsidiary of AEP and does not have a separate audit committee. A description of the AEP Audit Committee pre-approval policies, which apply to these companies, is contained in the definitive proxy statement of AEP for the 2022 Annual Meeting of shareholders. The following table presents directly billed fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of these companies’ annual financial statements for the years ended December 31, 2021 and 2020, and fees directly billed for other services rendered by PricewaterhouseCoopers LLP during those periods. PricewaterhouseCoopers LLP also provides additional professional and other services to the AEP System, the cost of which may ultimately be allocated to these companies though not billed directly to them. For a description of these fees and services, see the description of principal accounting fees and services for AEP above.

	AEP Texas		AEPTCo		APCo
	2021	2020	2021	2020	2021	2020
Audit Fees	$1,279,272	$1,204,518	$1,443,675	$1,249,959	$1,702,193	$1,747,977
Audit-Related Fees	42,000	80,000	—	—	47,143	44,857
Tax Fees	15,122	6,349	15,347	6,433	19,603	9,090
Total	$1,336,394	$1,290,867	$1,459,022	$1,256,392	$1,768,939	$1,801,924

	I&M		OPCo		PSO
	2021	2020	2021	2020	2021	2020
Audit Fees	$1,637,968	$1,383,356	$1,169,647	$1,096,241	$729,463	$577,138
Audit-Related Fees	11,143	10,607	11,143	10,607	5,143	4,857
Tax Fees	17,848	8,169	12,923	5,701	6,991	3,281
Total	$1,666,959	$1,402,132	$1,193,713	$1,112,549	$741,597	$585,276

	SWEPCo
	2021	2020
Audit Fees	$1,118,206	$951,594
Audit-Related Fees	27,143	25,857
Tax Fees	11,848	5,523
Total	$1,157,197	$982,974

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

1.FINANCIAL STATEMENTS:

The following financial statements have been incorporated herein by reference pursuant to Item 8.

AEP and Subsidiary Companies:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019; Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019; Consolidated Balance Sheets as of December 31, 2021 and 2020; Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; Notes to Financial Statements of Registrants.

AEP Texas, APCo, I&M and OPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019; Consolidated Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2021, 2020 and 2019; Consolidated Balance Sheets as of December 31, 2021 and 2020; Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; Notes to Financial Statements of Registrants.

AEPTCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2021, 2020 and 2019; Consolidated Balance Sheets as of December 31, 2021 and 2020; Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; Notes to Financial Statements of Registrants.

PSO:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Statements of Income for the years ended December 31, 2021, 2020 and 2019; Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019; Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2021, 2020 and 2019; Balance Sheets as of December 31, 2021 and 2020; Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; Notes to Financial Statements of Registrants.

SWEPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019; Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019; Consolidated Balance Sheets as of December 31, 2021 and 2020; Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; Notes to Financial Statements of Registrants.

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
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 24, 2022
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Julia A. Sloat	Executive Vice President and Chief Financial Officer	February 24, 2022
(Julia A. Sloat)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Senior Vice President, Controller and Chief Accounting Officer	February 24, 2022
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*David J. Anderson
*J. Barnie Beasley, Jr.
*Art A. Garcia
*Linda A. Goodspeed
*Thomas E. Hoaglin
*Sandra Beach Lin
*Margaret M. McCarthy
*Stephen S. Rasmussen
*Oliver G. Richard, III
*Daryl Roberts
*Sara Martinez Tucker

*By:	/s/ Julia A. Sloat		February 24, 2022
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
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 24, 2022
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Julia A. Sloat	Vice President, Chief Financial Officer and Director	February 24, 2022
(Julia A. Sloat)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 24, 2022
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Lisa M. Barton
*Paul Chodak, III
*David M. Feinberg
*Charles R. Patton
*Therace M. Risch
Julia A. Sloat
*Judith E. Talavera
*Toby L. Thomas

*By:	/s/ Julia A. Sloat		February 24, 2022
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
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Manager	February 24, 2022
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Julia A. Sloat	Vice President, Chief Financial Officer and Manager	February 24, 2022
(Julia A. Sloat)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 24, 2022
(Joseph M. Buonaiuto)

(iv)	A Majority of the Managers:

*Nicholas K. Akins
*David M. Feinberg
*Scott P. Moore
Julia A. Sloat

*By:	/s/ Julia A. Sloat		February 24, 2022
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
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 24, 2022
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Julia A. Sloat	Vice President, Chief Financial Officer and Director	February 24, 2022
(Julia A. Sloat)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 24, 2022
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Lisa M. Barton
*Christian T. Beam
*Paul Chodak, III
*David M. Feinberg
*Charles R. Patton
*Therace M. Risch
Julia A. Sloat
*Toby L. Thomas

*By:	/s/ Julia A. Sloat		February 24, 2022
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
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 24, 2022
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Julia A. Sloat	Vice President, Chief Financial Officer and Director	February 24, 2022
(Julia A. Sloat)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 24, 2022
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Steven F. Baker
*Lisa M. Barton
*Katherine K. Davis
*Nicholas M. Elkins
*David S. Isaacson
Julia A. Sloat
*Toby L. Thomas
*Andrew J. Williamson

*By:	/s/ Julia A. Sloat		February 24, 2022
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
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 24, 2022
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Julia A. Sloat	Vice President, Chief Financial Officer and Director	February 24, 2022
(Julia A. Sloat)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 24, 2022
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Lisa M. Barton
*Paul Chodak, III
*David M. Feinberg
*Charles R. Patton
*Marc D. Reitter
*Therace M. Risch
Julia A. Sloat
*Toby L. Thomas

*By:	/s/ Julia A. Sloat		February 24, 2022
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
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 24, 2022
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Julia A. Sloat	Vice President, Chief Financial Officer and Director	February 24, 2022
(Julia A. Sloat)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 24, 2022
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Lisa M. Barton
*Paul Chodak, III
*David M. Feinberg
*Charles R. Patton
*Therace M. Risch
*Peggy I. Simmons
Julia A. Sloat
*Toby L. Thomas

*By:	/s/ Julia A. Sloat		February 24, 2022
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
Date: February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Nicholas K. Akins	Chairman of the Board, Chief Executive Officer and Director	February 24, 2022
(Nicholas K. Akins)

(ii)	Principal Financial Officer:

	/s/ Julia A. Sloat	Vice President, Chief Financial Officer and Director	February 24, 2022
(Julia A. Sloat)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 24, 2022
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*Lisa M. Barton
*Paul Chodak, III
*David M. Feinberg
*Charles R. Patton
*Therace M. Risch
Julia A. Sloat
*A. Malcolm Smoak
*Toby L. Thomas

*By:	/s/ Julia A. Sloat		February 24, 2022
(Julia A. Sloat, Attorney-in-Fact)

INDEX OF FINANCIAL STATEMENT SCHEDULES

Page Number
Report of Independent Registered Public Accounting Firm	S-2

The following financial statement schedules are included in this report on the pages indicated:

American Electric Power Company, Inc. (Parent):
Schedule I – Condensed Financial Information	S-3
Schedule I – Index of Condensed Notes to Condensed Financial Information	S-7

American Electric Power Company, Inc. and Subsidiary Companies:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of
American Electric Power Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 24, 2022 appearing in the 2021 Annual Report to Shareholders of American Electric Power Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the accompanying schedule of condensed financial information as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 and the schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2021. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 24, 2022

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020 and 2019
(in millions, except per-share and share amounts)

	Years Ended December 31,
	2021	2020	2019
REVENUES
Affiliated Revenues	$4.4	$14.1	$11.0
Other Revenues	0.9	1.1	1.3
MTM – Interest Rate Hedge	1.4	(5.4)	(0.5)
TOTAL REVENUES	6.7	9.8	11.8

EXPENSES
Other Operation	42.7	21.4	53.2
Depreciation and Amortization	0.4	0.3	0.2
TOTAL EXPENSES	43.1	21.7	53.4

OPERATING LOSS	(36.4)	(11.9)	(41.6)

Other Income (Expense):
Interest Income	18.9	39.2	53.5
Interest Expense	(169.3)	(178.5)	(159.2)

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	(186.8)	(151.2)	(147.3)

Income Tax Expense (Benefit)	(73.5)	(0.6)	22.8
Equity Earnings of Unconsolidated Subsidiaries	2,601.4	2,350.7	2,091.2

NET INCOME	2,488.1	2,200.1	1,921.1

Other Comprehensive Income (Loss)	269.9	62.6	(27.3)

TOTAL COMPREHENSIVE INCOME	$2,758.0	$2,262.7	$1,893.8

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	500,522,177	495,718,223	493,694,345

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.97	$4.44	$3.89

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	501,784,032	497,226,867	495,306,238

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.96	$4.42	$3.88

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT ASSETS
Cash and Cash Equivalents	$247.3	$299.7
Other Temporary Investments	2.3	2.4
Advances to Affiliates	2,600.8	3,163.7
Accounts Receivable:
Affiliated Companies	17.7	35.8
General	0.4	0.3
Total Accounts Receivable	18.1	36.1
Accrued Tax Benefits	40.1	27.1
Assets Held for Sale	946.2	—
Prepayments and Other Current Assets	3.3	4.6
TOTAL CURRENT ASSETS	3,858.1	3,533.6

PROPERTY, PLANT AND EQUIPMENT
General	2.3	2.0
Total Property, Plant and Equipment	2.3	2.0
Accumulated Depreciation, Depletion and Amortization	1.1	1.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	1.2	1.0

OTHER NONCURRENT ASSETS
Investments in Unconsolidated Subsidiaries	27,984.0	25,764.2
Affiliated Notes Receivable	65.0	65.0
Deferred Charges and Other Noncurrent Assets	130.6	79.2
TOTAL OTHER NONCURRENT ASSETS	28,179.6	25,908.4

TOTAL ASSETS	$32,038.9	$29,443.0

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2021 and 2020
(dollars in millions)

			December 31,
			2021	2020
	CURRENT LIABILITIES
	Advances from Affiliates		$583.0	$447.2
	Accounts Payable:
	General		5.7	3.0
	Affiliated Companies		32.5	8.0
	Short-term Debt		1,864.0	1,852.3
	Long-term Debt Due Within One Year – Nonaffiliated		308.9	410.4
	Accrued Taxes		102.1	3.8
	Other Current Liabilities		72.9	87.4
	TOTAL CURRENT LIABILITIES		2,969.1	2,812.1

	NONCURRENT LIABILITIES
	Long-term Debt – Nonaffiliated		6,460.4	5,873.2
	Deferred Credits and Other Noncurrent Liabilities		132.9	161.6
	TOTAL NONCURRENT LIABILITIES		6,593.3	6,034.8

	TOTAL LIABILITIES		9,562.4	8,846.9

	MEZZANINE EQUITY
	Contingently Redeemable Performance Share Awards		43.3	45.2

	COMMON SHAREHOLDERS’ EQUITY
	Common Stock – Par Value – $6.50 Per Share:
	2021	2020
Shares Authorized	600,000,000	600,000,000
Shares Issued	524,416,175	516,808,354
	(20,204,160 Shares were Held in Treasury as of December 31, 2021 and 2020, Respectively)		3,408.7	3,359.3
	Paid-in Capital		7,172.6	6,588.9
	Retained Earnings		11,667.1	10,687.8
	Accumulated Other Comprehensive Income (Loss)		184.8	(85.1)
	TOTAL AEP COMMON SHAREHOLDERS’ EQUITY		22,433.2	20,550.9

	TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY		$32,038.9	$29,443.0

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$2,488.1	$2,200.1	$1,921.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	0.4	0.3	0.2
Deferred Income Taxes	(63.9)	8.2	26.5
Interest Rate Hedge Settlement	—	57.5	—
Equity Earnings of Unconsolidated Subsidiaries	(2,601.4)	(2,350.7)	(2,091.2)
Cash Dividends Received from Unconsolidated Subsidiaries	787.2	454.0	426.2
Change in Other Noncurrent Assets	(3.5)	1.1	0.1
Change in Other Noncurrent Liabilities	94.0	39.2	84.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	18.4	(24.5)	2.4
Accounts Payable	27.2	2.1	(1.2)
Other Current Assets	(0.5)	1.3	(0.8)
Other Current Liabilities	77.9	(55.8)	36.4
Net Cash Flows from Operating Activities	823.9	332.8	404.2

INVESTING ACTIVITIES
Construction Expenditures	(0.5)	(0.2)	(0.3)
Change in Advances to Affiliates, Net	562.9	(965.8)	(1,101.5)
Capital Contributions to Unconsolidated Subsidiaries	(1,185.0)	(436.5)	(212.8)
Repayment of Notes Receivable from Unconsolidated Subsidiaries	92.3	20.0	70.9
Issuance of Notes Receivable to Unconsolidated Subsidiaries	—	(26.0)	(9.0)
Other Investing Activities	—	2.7	—
Net Cash Flows Used for Investing Activities	(530.3)	(1,405.8)	(1,252.7)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	600.5	155.0	65.3
Issuance of Long-term Debt	915.0	3,113.9	1,321.3
Issuance of Short-term Debt with Original Maturities Greater Than 90 Days	1,393.3	1,396.5	—
Change in Short-term Debt with Original Maturities Less Than 90 Day, Net	(610.3)	(347.1)	950.0
Retirement of Long-term Debt	(400.0)	(500.0)	—
Change in Advances from Affiliates, Net	135.8	194.6	(61.0)
Redemption of Short-term Debt with Original Maturities Greater Than 90 Days	(771.3)	(1,307.1)	—
Dividends Paid on Common Stock	(1,507.7)	(1,415.0)	(1,345.5)
Other Financing Activities	(101.3)	(74.2)	(24.8)
Net Cash Flows from (Used for) Financing Activities	(346.0)	1,216.6	905.3

Net Increase (Decrease) in Cash and Cash Equivalents	(52.4)	143.6	56.8
Cash and Cash Equivalents at Beginning of Period	299.7	156.1	99.3
Cash and Cash Equivalents at End of Period	$247.3	$299.7	$156.1

See Condensed Notes to Condensed Financial Information beginning on page S-7.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL INFORMATION

1. Summary of Significant Accounting Policies

2. Commitments, Guarantees and Contingencies

3. Financing Activities

4. Related Party Transactions

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of Parent is required as a result of the restricted net assets of AEP consolidated subsidiaries exceeding 25% of AEP consolidated net assets as of December 31, 2021.  Parent is a public utility holding company that owns all of the outstanding common stock of its public utility subsidiaries and varying percentages of other subsidiaries, including joint ventures and equity investments.  The primary source of income for Parent is equity in its subsidiaries’ earnings.  Its major source of cash is dividends from the subsidiaries, which are evaluated for cash flow presentation based on the nature of the distribution.  Parent borrows the funds for the money pool that is used by the subsidiaries for their short-term cash needs. Parent financial statements should be read in conjunction with the AEP consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, AEP wholly-owned and majority-owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

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

Disposition of KPCo and KTCo

In October 2021, AEP Parent and AEPTCo Parent entered into a Stock Purchase Agreement to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. The sale is subject to regulatory approvals from the FERC and KPSC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance from the Committee on Foreign Investment in the United States has been received. AEP Parent holds a direct investment in KPCo and an indirect investment in KTCo through its direct investment in AEPTHCo.

The sale is expected to close in the second quarter of 2022 with Liberty acquiring the assets and assuming the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction. AEP Parent expects to receive approximately $1.45 billion in cash, net of taxes and transaction fees. AEP Parent expects the sale to have a one-time immaterial impact on after tax earnings. For further discussion, see Note 7 – Acquisitions, Assets and Liabilities Held for Sale, Dispositions, and Impairments included in the 2021 Annual Report.

The major classes of KPCo and KTCo’s assets and liabilities presented in Assets Held for Sale and Liabilities Held for Sale on the balance sheets of AEP Parent as of December 31, 2021 are shown in the table below.

December 31, 2021
(in millions)
ASSETS
Investment in KPCo	$869.8
Investment in AEPTHCo	76.4
Assets Held for Sale	$946.2

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Parent and its subsidiaries are parties to environmental and other legal matters. Parent has issued guarantees over the performance of certain equity method investees.

Guarantees of Equity Method Investees (Applies to AEP)

In April 2019, AEP acquired Sempra Renewables LLC. The transaction resulted in the acquisition of a 50% ownership interest in five non-consolidated joint ventures and the acquisition of two tax equity partnerships. Parent has issued guarantees over the performance of the joint ventures. If a joint venture were to default on payments or performance, Parent would be required to make payments on behalf of the joint venture. As of December 31, 2021, the maximum potential amount of future payments associated with these guarantees was $142 million, with the last guarantee expiring in December 2037. The non-contingent liability recorded associated with these guarantees was $28 million, with an additional $2 million expected credit loss liability for the contingent portion of the guarantees. Management considered historical losses, economic conditions, and reasonable and supportable forecasts in the calculation of the expected credit loss. As the joint ventures generate cash flows through PPAs, the measurement of the contingent portion of the guarantee liability is based upon assessments of the credit quality and default probabilities of the respective PPA counterparties.
For further discussion, see Note 6 - Commitments, Guarantees and Contingencies included in the 2021 Annual Report.

3.  FINANCING ACTIVITIES

The following details long-term debt outstanding as of December 31, 2021 and 2020:

Long-term Debt

		Weighted-Average	Interest Rate Ranges as of		Outstanding as of
		Interest Rate as of	December 31,		December 31,
Type of Debt	Maturity	December 31, 2021	2021	2020	2021	2020
					(in millions)
Senior Unsecured Notes	2021-2050	2.26%	0.61%-4.30%	0.70%-4.30%	$3,859.7	$4,123.6
Pollution Control Bonds	2024-2029 (a)	2.26%	1.90%-2.60%	1.90%-2.60%	536.6	535.9
Junior Subordinated Notes	2023-2027	2.81%	1.30%-3.88%	1.30%-3.40%	2,373.0	1,624.1
Total Long-term Debt Outstanding					6,769.3	6,283.6
Long-term Debt Due Within One Year					308.9	410.4
Long-term Debt					$6,460.4	$5,873.2

(a)Certain Pollution Control Bonds are subject to redemption earlier than the maturity date.

Long-term debt outstanding as of December 31, 2021 is payable as follows:

	2022	2023	2024 (b)	2025	2026	After 2026	Total
	(in millions)
Principal Amount (a)	$308.9	$1,901.3	$1,101.6	$446.6	$2.4	$3,066.5	$6,827.3
Unamortized Discount, Net and Debt Issuance Costs							(58.0)
Total Long-term Debt Outstanding							$6,769.3

(a)Amounts reflect the impact of fair value hedge accounting. See “Accounting for Fair Value Hedging Strategies” section of Note 10 included in the 2021 Annual Report for additional information.
(b)In January 2022, Parent successfully remarketed $805 million of Junior Subordinated Notes due in 2024. See “2019 Equity Units” section of Note 14 included in the 2021 Annual Report for additional information.

Short-term Debt

Parent’s outstanding short-term debt was as follows:

	December 31, 2021		December 31, 2020
Type of Debt	Outstanding Amount	Weighted-Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate
	(in millions)		(in millions)
Commercial Paper	$1,364.0	0.34%	$1,852.3	0.29%
364-Day Term Loan	500.0	0.81%	—	—%
Total Short-term Debt	$1,864.0		$1,852.3

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

Interest expense related to Parent’s short-term borrowing is included in Interest Expense on Parent’s statements of income.  Parent incurred interest expense for amounts borrowed from subsidiaries of $2 million, $4 million and $8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Interest income related to Parent’s short-term lending is included in Interest Income on Parent’s statements of income.  Parent earned interest income for amounts advanced to subsidiaries of $15 million, $36 million and $49 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Affiliated Notes

Parent issued long-term debt, portions of which were loaned to its subsidiaries.  Parent pays interest on the affiliated notes, but the subsidiaries accrue interest for their share of the affiliated borrowing and remit the interest to Parent.  Interest income related to Parent’s loans to subsidiaries is included in Interest Income on Parent’s statements of income.  Parent earned interest income on loans to subsidiaries of $2 million, $2 million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

AEP		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Accumulated Provision for Uncollectible Accounts:
Year Ended December 31, 2021	$71.1	$20.3	$0.6	$36.4	$55.6
Year Ended December 31, 2020	43.7	46.0	5.9	24.5	71.1
Year Ended December 31, 2019	36.8	41.3	3.6	38.0	43.7

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Member of
AEP Transmission Company, LLC

Our audits of the consolidated financial statements referred to in our report dated February 24, 2022 appearing in the 2021 Annual Report to Shareholders of AEP Transmission Company, LLC (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the accompanying schedule of condensed financial information as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 24, 2022

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
EXPENSES
Other Operation	$0.2	$0.2	$0.3
TOTAL EXPENSES	0.2	0.2	0.3

OPERATING LOSS	(0.2)	(0.2)	(0.3)

Other Income (Expense):
Interest Income - Affiliated	158.1	149.6	123.8
Interest Expense	(157.7)	(148.1)	(122.1)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS OF UNCONSOLIDATED SUBSIDIARIES	0.2	1.3	1.4

Income Tax Expense	—	0.2	0.3
Equity Earnings of Unconsolidated Subsidiaries	591.5	422.3	438.6

NET INCOME	$591.7	$423.4	$439.7

See Condensed Notes to Condensed Financial Information beginning on page S-18.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT ASSETS
Advances to Affiliates	$12.7	$109.0
Accounts Receivable:
Affiliated Companies	32.4	26.5
Total Accounts Receivable	32.4	26.5
Notes Receivable - Affiliated	104.0	50.0
Assets Held for Sale	140.2	—
Other Current Assets	0.5	—
TOTAL CURRENT ASSETS	289.8	185.5

OTHER NONCURRENT ASSETS
Notes Receivable - Affiliated	4,176.1	3,898.5
Investments in Unconsolidated Subsidiaries	5,411.1	4,712.0
TOTAL OTHER NONCURRENT ASSETS	9,587.2	8,610.5

TOTAL ASSETS	$9,877.0	$8,796.0

See Condensed Notes to Condensed Financial Information beginning on page S-18.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2021 and 2020
(in millions)

	December 31,
	2021	2020
CURRENT LIABILITIES
Accounts Payable:
General	$83.0	$62.2
Affiliated Companies	44.3	41.0
Long-term Debt Due Within One Year – Nonaffiliated	104.0	50.0
Accrued Interest	28.8	23.9
Other Current Liabilities	0.9	7.5
TOTAL CURRENT LIABILITIES	261.0	184.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,239.9	3,898.5
TOTAL NONCURRENT LIABILITIES	4,239.9	3,898.5

TOTAL LIABILITIES	4,500.9	4,083.1

MEMBER’S EQUITY
Paid-in Capital	2,949.6	2,765.6
Retained Earnings	2,426.5	1,947.3
TOTAL MEMBER’S EQUITY	5,376.1	4,712.9

TOTAL LIABILITIES AND MEMBER’S EQUITY	$9,877.0	$8,796.0

See Condensed Notes to Condensed Financial Information beginning on page S-18.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net Income	$591.7	$423.4	$439.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Equity Earnings of Unconsolidated Subsidiaries	(591.5)	(422.3)	(438.6)
Change in Other Noncurrent Liabilities	6.2	5.6	11.9
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(5.9)	(3.4)	(6.0)
Accounts Payable	4.8	5.3	18.8
Accrued Interest	4.9	4.7	3.3
Other Current Liabilities	12.3	32.5	34.6
Net Cash Flows from Operating Activities	22.5	45.8	63.7

INVESTING ACTIVITIES
Change in Advances to Affiliates, Net	96.3	(40.3)	(51.7)
Repayment of Notes Receivable from Affiliated Companies	50.0	—	—
Issuance of Notes Receivable to Affiliated Companies	(450.0)	(525.0)	(615.0)
Return of Capital Contributions from Unconsolidated Subsidiaries	—	5.0	—
Capital Contributions to Subsidiaries	(184.0)	(335.0)	—
Net Cash Flows Used for Investing Activities	(487.7)	(895.3)	(666.7)

FINANCING ACTIVITIES
Capital Contributions from Member	184.0	335.0	—
Issuance of Long-term Debt – Nonaffiliated	443.7	519.5	688.0
Retirement of Long-term Debt – Nonaffiliated	(50.0)	—	(85.0)
Dividends Paid to Member	(112.5)	(5.0)	—
Net Cash Flows from Financing Activities	465.2	849.5	603.0

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

See Condensed Notes to Condensed Financial Information beginning on page S-18.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL INFORMATION

1. Summary of Significant Accounting Policies

2. Commitments, Guarantees and Contingencies

3. Financing Activities

4. Related Party Transactions

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of AEPTCo Parent is required as a result of the restricted net assets of AEPTCo consolidated subsidiaries exceeding 25% of AEPTCo consolidated net assets as of December 31, 2021.  AEPTCo Parent is the direct holding company for the seven State Transcos.  The primary source of income for AEPTCo Parent is equity in its subsidiaries’ earnings. AEPTCo Parent financial statements should be read in conjunction with the AEPTCo consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, AEPTCo wholly-owned and majority-owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

Income Taxes

AEPTCo Parent joins in the filing of a consolidated federal income tax return with its affiliates in the AEP System.  The allocation of the AEP System’s current consolidated federal income tax to the AEP System companies allocates the benefit of current tax loss of the parent company (Parent Company Loss Benefit) to the AEP System subsidiaries with taxable income reducing their current tax expense proportionately.  The consolidated NOL of the AEP System is allocated to each company in the consolidated group with taxable losses. The tax benefit of AEP Parent is allocated to its subsidiaries with taxable income. With the exception of the allocation of the consolidated AEP System NOL, the loss of the AEP Parent and tax credits, the method of allocation reflects a separate return result for each company in the consolidated group.

Disposition of KTCo

In October 2021, AEP Parent and AEPTCo Parent entered into a Stock Purchase Agreement to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. The sale is subject to regulatory approvals from the FERC and KPSC. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance from the Committee on Foreign Investment in the United States has been received. AEPTCo Parent holds a direct investment in KTCo.

The sale is expected to close in the second quarter of 2022 with Liberty acquiring the assets and assuming the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction. AEP Parent expects to receive approximately $1.45 billion in cash, net of taxes and transaction fees. The proceeds from the sale of KTCo will be allocated to AEPTCo Parent upon the closing of the transaction. AEPTCo Parent expects the sale to have a one-time immaterial impact on after tax earnings. For further discussion, see Note 7 – Acquisitions, Assets and Liabilities Held for Sale, Dispositions, and Impairments included in the 2021 Annual Report.

The major classes of KTCo’s assets and liabilities presented in Assets Held for Sale and Liabilities Held for Sale on the balance sheets of AEPTCo Parent as of December 31, 2021 are shown in the table below.

December 31, 2021
(in millions)
ASSETS
Long-term Notes Receivable - Affiliated	$63.8
Investment in KTCo	76.4
Assets Held for Sale	$140.2

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

AEPTCo Parent and its subsidiaries are parties to legal matters.  For further discussion, see Note 6 - Commitments, Guarantees and Contingencies included in the 2021 Annual Report.

3.  FINANCING ACTIVITIES

For discussion of Financing Activities, see Note 14 - Financing Activities to AEPTCo’s audited consolidated financial statements included in the 2021 Annual Report.

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

Long-term Lending to Subsidiaries

AEPTCo Parent enters into debt arrangements with nonaffiliated entities. AEPTCo Parent has long-term debt of $4.3 billion and $3.9 billion as of December 31, 2021 and 2020, respectively. AEPTCo Parent uses the proceeds from these nonaffiliated debt arrangements to make affiliated loans to its State Transcos using the same interest rates and maturity dates as the nonaffiliated debt arrangements. AEPTCo Parent has recorded Notes Receivable – Affiliated of $4.3 billion and $3.9 billion as of December 31, 2021 and 2020, respectively. Related to these nonaffiliated and affiliated debt arrangements, AEPTCo Parent has recorded Accrued Interest of $29 million and $24 million as of December 31, 2021 and 2020, respectively. AEPTCo Parent has also recorded Accounts Receivable – Affiliated Companies of $32 million and $27 million as of December 31, 2021 and 2020, respectively. AEPTCo Parent has recorded Interest Income – Affiliated of $158 million, $150 million and $124 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to the Notes Receivable – Affiliated. AEPTCo Parent has recorded Interest Expense of $158 million, $148 million and $122 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to the nonaffiliated debt arrangements.

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

Interest expense related to AEPTCo Parent’s short-term borrowing is included in Interest Expense on AEPTCo Parent’s statements of income.  AEPTCo Parent incurred immaterial interest expense for amounts borrowed from AEP affiliates for the years ended December 31, 2021, 2020 and 2019.

Interest income related to AEPTCo Parent’s short-term lending is included in Interest Income – Affiliated on AEPTCo Parent’s statements of income.  AEPTCo Parent earned interest income for amounts advanced to AEP affiliates of $400 thousand, $2 million and $2 million for the year ended December 31, 2021, 2020 and 2019, respectively.

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

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

AEP‡ File No. 1-3525

3(a)	Composite of the Restated Certificate of Incorporation of AEP, dated April 26, 2019.	Form 10-Q, Ex 3, June 30, 2019

3(b)	Composite By-Laws of AEP amended as of December 7, 2021.	Form 8-K, Ex 3(b) dated December 7, 2021

4(a)	Indenture (for unsecured debt securities), dated as of May 1, 2001, between AEP and The Bank of New York, as Trustee.
Registration Statement No. 333-86050, Ex 4(a)(b)(c)
Registration Statement No. 333-105532, Ex 4(d)(e)(f)
Registration Statement No. 333-200956, Ex 4(b)
Registration Statement No. 333-222068, Ex 4(b) Registration Statement No. 333-249918, Ex 4(b)(c)

4(a)1	Supplemental Indenture No. 3 dated November 15, 2021 between American Electric Power Company, Inc. and The Bank of New York Mellon Trust Company, N.A.as Trustee establishing terms of 3.875% Fixed-to-Fixed Reset Rate Junior Subordinated Debentures due 2062.	Form 8-K, Ex 4(a) dated November 16, 2021

4(a)2	Supplemental Indenture No.4 dated January 6, 2022 between American Electric Power Company, Inc. and The Bank of New York Mellon Trust Company, N.A.as Trustee establishing terms of 2.031% Junior Subordinated Debentures due 2024.	Form 8-K, Ex 4(a) dated January 6, 2022

4(a)3	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated November 20, 2020 establishing terms of 0.75% Senior Notes Series M due 2023, 1.00% Senior Notes, Series N due 2025 and Floating Rate Notes, Series A due 2023.	Form 8-K, Ex 4(a) dated November 18, 2020

4(a)4	Company Order and Officer’s Certificate between America Electric Power Company, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated August 3, 2021 establishing terms of the 1.80% Senior Notes, Series 2021A due 2028.	Form 10-Q, Ex. 4, September 30, 2021

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(a)5	Purchase Contract and Pledge Agreement, dated as of March 19, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, collateral agent, custodial agent and securities intermediary.	Registration Statement No. 333-249918, Ex 4(h)

4(a)6	Purchase Contract and Pledge Agreement dated as of August 14, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, collateral agent, custodial agent and securities intermediary.	Registration Statement No. 333-249918, Ex 4(i)

4(a)7	Junior Subordinated Indenture, dated March 1, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee for the Junior Subordinated Debentures.	Registration Statement No. 333-156387, Ex 4(c) (d) Registration Statement No. 333-249918, Ex 4(f)(g)

4(b)	First Amendment to Fourth Amended and Restated Credit Agreement dated June 30, 2016 among AEP, the banks, financial institutions and other institutional lenders listed on the signature pages thereof and Wells Fargo Bank, N.A., as Administrative Agent.	Form 10-Q, Ex 4, September 30, 2018

4(c)	Description of Securities.	2020 Form 10-K, Ex4(c)

4(d)	Credit Agreement among AEP, initial lenders and PNC Bank, National Association as Administrative Agent.	Form 10-Q, Ex 4.3, March 31, 2020

4(d)1	$500,000,000 Credit Agreement dated March 10, 2021 among the Company, Initial Lenders and U.S. Bank National Association as Administrative Agent	Form 10-Q Ex 4.1 dated March 31, 2021

4(d)2	$4,000,000,000 Credit Agreement dated March 31, 2021 among the Company, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent	Form 10-Q Ex 4.2 dated March 31, 2021

4(d)3	$1,000,000,000 Credit Agreement dated March 31, 2021 among the Company, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent	Form 10-Q Ex 4.3 dated March 31, 2021

4(e)	Distribution Agreement, dated November 6, 2020, between American Electric Power Company, Inc. and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Scotia Capital (USA) Inc., Credit Suisse Capital LLC, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A.	Form 8-K, Ex 1.1, November 6, 2020

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

10(a)	Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32752, Ex 28(c)(1-6)(C) Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) AEGCo 1993 Form 10-K, Ex 10(c)(1-6)(B) I&M 1993 Form 10-K, Ex 10(e)(1-6)(B)

10(b)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

†10(c)	AEP Retainer Deferral Plan for Non-Employee Directors, as Amended and Restated effective October 1, 2020.	Form 10-Q, Ex 10.2, September 30, 2020

†10(d)	AEP Stock Unit Accumulation Plan for Non-Employee Directors as amended October 1, 2020.	Form 10-Q, Ex 10.3, September 30, 2020

*†10(d)1	AEP Stock Unit Accumulation Plan for Non-Employee Directors as amended February 23, 2022.

†10(e)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2020.	2019 Form 10-K, Ex 10(e)

†10(e)(1)	Guaranty by AEP of AEPSC Excess Benefits Plan.	1990 Form 10-K, Ex 10(h)(1)(B)

†10(f)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2011 (Non-Qualified).	2010 Form 10-K, Ex 10

†10(f)(1)(A)	Amendment to AEP System Supplemental Retirement Savings Plan, as Amended and Restated as of January 1, 2011 (Non-Qualified).	2014 Form 10-K, Ex 10(l)(1)(A)

†10(f)(2)(A)	Second Amendment to AEP System Supplemental Retirement Savings Plan, as Amended and Restated as of January 1, 2011 (Non-Qualified).	2019 Form 10-K, Ex 10(f)(2)(A)

†10(g)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3)

†10(g)(1)(A)	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(l)(3)(A)

†10(g)(2)(A)	Second Amendment to AEPSC Umbrella Trust for Executives.	2018 Form 10-K, Ex 10(g)(2)(A)

†10(h)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of June 1, 2019.	Form 10-Q, Ex 10(1), September 30, 2019

†10(i)	AEP Change In Control Agreement, as Revised Effective January 1, 2017.	Form 10-Q, Ex 10(c) , September 30, 2016

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

†10(j)	Amended and Restated AEP System Long-Term Incentive Plan as of September 21, 2016.	Form 10-Q, Ex 10(a) , September 30, 2016

†10(j)(1)(A)	Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 30, 2018

†10(j)(2)(A)	Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan as Amended and Restated.	Form 10-Q, Ex 10(b), March 30, 2018

†10(k)	AEP System Stock Ownership Requirement Plan Amended and Restated effective October 1, 2020.	Form 10-Q, Ex 10.1, September 30, 2020

†10(l)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2020.	2019 Form 10-K, Ex 10(l)

†10(m)	AEP Executive Severance Plan Amended effective January 4, 2021.	2020 Form 10-K, Ex 10 (n)

†10(n)	General Severance, Stock Award and, Release Agreement between American Electric Power Company, Inc. and Brian X. Tierney	Form 10-Q Ex.10 Dated June 30, 2021

†10(o)	AEP Aircraft Timesharing Agreement dated October 1, 2019 between American Electric Power Service Corporation and Nicholas K. Akins.	Form 10-Q, Ex 10(2), September 30, 2019

*21	List of subsidiaries of AEP.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

AEP TEXAS‡ File No. 333-221643

3(a)	Composite of the Restated Certificate of Incorporation, as amended.	Registration No. 333-221643, Ex 3(a)

3(b)	Bylaws.	Registration No. 333-221643, Ex 3(b)

4(a)	Indenture, dated as of September 1, 2017, between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Registration No. 333-221643, Ex 4(a)-1,4(a)-2; Registration No. 333-228657, Ex 4(a)-4,4(a)-5; Registration No. 333-230613, Ex 4(a)(b)

4(b)	Company Order and Officer’s Certificate to The Bank of New York Mellon Trust Company, N.A. dated May 1, 2019 establishing the terms of 4.15% Senior Notes, Series G due 2049.	Form 8-K Ex 4(a) dated April 29, 2019

4(c)	Company Order and Officer’s Certificate to The Bank of New York Mellon Trust Company, N.A. dated December 5, 2019 establishing the terms of 3.45% Senior Notes, Series H due 2050.	Form 8-K Ex 4(a) dated December 6, 2019

4(d)	Company Order and Officer’s Certificate to The Bank of New York Mellon Trust Company, N.A. dated July 1, 2020 establishing the terms of 2.10% Senior Notes, Series I due 2030.	Form 8-K Ex. 4(a) dated July 1, 2020

4(e)	Company Order and Officer’s Certificate between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 6, 2021 establishing terms of the 3.45% Senior Notes, Series J, due 2051.	Form 8-K, Ex 4(a) dated May 6, 2021

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

AEPTCo‡ File No. 333-217143

3(a)	Limited Liability Company Agreement of AEP Transmission Company, LLC dated as of January 27, 2006.	Registration Statement No. 333-217143, Ex 3(a)

3(b)	First Amendment to Limited Liability Company Agreement dated as of May 21, 2013.	Registration Statement No. 333-217143, Ex 3(b)

4(a)	Indenture, dated as of November 1, 2016, between AEP Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Registration Statement No. 333-217143, Ex 4(a)-1, 4(a)-2 Registration Statement No. 333-225325, Ex 4(b)(c)(d)

4(b)	Company Order and Officers’ Certificate to The Bank of New York Mellon Trust Company, N.A. dated September 7, 2018 establishing the terms of the 4.25% Senior Notes, Series J due 2048.	Form 8-K, Ex 4(a) dated September 7, 2018

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(c)	Company Order and Officers’ Certificate to The Bank of New York Mellon Trust Company, N.A. dated June 12, 2019 establishing the terms of the 3.80% Senior Notes, Series K due 2049.	Form 8-K Ex 4(a) dated June 12, 2019

4(d)	Company Order and Officers’ Certificate to The Bank of New York Mellon Trust Company, N.A. dated September 11, 2019 establishing the terms of the 3.15% Senior Notes, Series L due 2049.	Form 8-K Ex 4(a) dated September 9, 2019

4(e)	Company Order and Officers’ Certificate to The Bank of New York Mellon Trust Company, N.A. dated April 1, 2020 establishing the terms of the 3.65% Senior Notes, Series M due 2050.	Form 8-K Ex 4(a) dated April 1, 2020

4(f)
Company Order and Officer’s Certificate between AEP Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. as Trustee dated August 4, 2021 establishing terms of the 2.75% Senior Notes, Series N, due 2051.
Form 8-K, Ex 4(a) dated August4, 2021

4(g)	Note Purchase Agreement, dated as of October 18, 2012 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-1

4(g)(1)	Supplement to Note Purchase Agreement, dated as of November 7, 2013 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-2

4(g)(2)	Supplement to Note Purchase Agreement, dated as of November 14, 2014 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-3

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

APCo‡ File No. 1-3457

3(a)	Composite of the Restated Articles of Incorporation of APCo, amended as of March 7, 1997.	1996 Form 10-K, Ex 3(d)

3(b)	Composite By-Laws of APCo, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The Bank of New York, As Trustee.
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
Registration Statement No. 333-123348, Ex 4(b)(c)
Registration Statement No. 333-136432, Ex 4(b)(c)(d)
Registration Statement No. 333-161940, Ex 4(b)(c)(d)
Registration Statement No. 333-182336, Ex 4(b)(c)
Registration Statement No. 333-200750, Ex 4(b)(c)
Registration Statement No. 333-214448, Ex 4(b)
Registration Statement No. 333-236613, Ex 4(b)(c)

4(b)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated May 14, 2020 of 3.70% Senior Notes Series Z due 2050.	Form 8-K, Ex 4(a) dated May 14, 2020

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(c)	Company Order and Officer’s Certificate between the Company and The Bank of New York Mellon Trust Company, N.A. as Trustee dated March 11, 2021 establishing terms of 2.70% Senior Notes, Series AA due 2031.	Form 8-K, Ex 4(a) dated March 11, 2021

4(d)	Company Order and Officer’s Certificate between the Company and The Bank of New York Mellon Trust Company, N.A. as Trustee dated March 11, 2021 establishing terms of 2.70% Senior Notes, Series AA due 2031.	Form 8-K, Ex 4(a) dated March 17, 2021

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(d)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

I&M‡ File No. 1-3570

3(a)	Composite of the Amended Articles of Acceptance of I&M, dated of March 7, 1997.	1996 Form 10-K, Ex 3(c)

3(b)	Composite By-Laws of I&M, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and The Bank of New York, as Trustee.
Registration Statement No. 333-88523, Ex 4(a)(b)(c)
Registration Statement No. 333-58656, Ex 4(b)(c)
Registration Statement No. 333-108975, Ex 4(b)(c)(d)
Registration Statement No. 333-136538, Ex 4(b)(c)
Registration Statement No. 333-156182, Ex 4(b)
Registration Statement No. 333-185087, Ex 4(b)
Registration Statement No. 333-207836, Ex 4(b)
Registration Statement No. 333-225103, Ex 4(b)(c)(d)

4(b)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated August 8, 2018 of 4.25% Series N due 2048.	Form 8-K, Ex 4(a) dated August 8, 2018

4(c)	Company Order and Officer’s Certificate between Indiana Michigan Power Company and The Bank of New York Mellon Trust Company, N.A. as Trustee dated April 27, 2021 establishing terms of the 3.25% Senior Notes, Series O due 2051.	Form 8-K, Ex 4(a) dated April 29, 2021

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended.	Registration Statement No. 33-32752, Ex 28(b)(1)(A)(B)

10(c)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

10(d)	Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) 1993 Form 10-K, Ex 10(e)(1-6)(B)

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

OPCo‡ File No. 1-6543

3(a)	Composite of the Amended Articles of Incorporation of OPCo, dated June 3, 2002.	Form 10-Q, Ex 3(e), June 30, 2002

3(b)	Amended Code of Regulations of OPCo.	Form 10-Q, Ex 3(b), June 30, 2008

4(a)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between OPCo and Bankers Trust Company (now The Bank of New York Mellon Trust Company, N.A. as assignee of Deutsche Bank Trust Company Americas), as Trustee.
Registration Statement No. 333-49595, Ex 4(a)(b)(c)
Registration Statement No. 333-106242, Ex 4(b)(c)(d)
Registration Statement No. 333-127913, Ex 4(b)(c)
Registration Statement No. 333-139802, Ex 4(b)(c)(d)
Registration Statement No. 333-161537, Ex 4(b)(c)(d)
Registration Statement No. 333-211192, Ex 4(b)
Registration Statement No. 333-230094, Ex 4(b)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(a)(1)	Resignation of Deutsche Bank Trust Company Americas, as Trustee and appointment of The Bank of New York Mellon Trust Company, N.A. as Trustee of Indenture with OPCo dated as of September 1, 1997.	Form 8-K, Item 8.01 dated October 8, 2018

4(b)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between OPCo and Bank One, N.A., as Trustee.	Registration Statement No. 333-127913, Ex 4(d)(e)(f)

4(c)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between CSPCo (predecessor in interest to OPCo) and Bankers Trust Company, as Trustee.	Registration Statement No. 333-54025, Ex 4(a)(b)(c)(d) Registration Statement No. 333-128174, Ex 4(b)(c)(d) Registration Statement No. 333-150603, Ex 4(b)

4(d)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between CSPCo (predecessor in interest to OPCo) and Bank One, N.A., as Trustee.	Registration Statement No. 333-128174, Ex 4(e)(f)(g) Registration Statement No. 333-150603, Ex 4(b)

4(e)	First Supplemental Indenture, dated as of December 31, 2011, by and between OPCo and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Indenture dated as of September 1, 1997 between CSPCo (predecessor in interest to OPCo) and the trustee.	Form 8-K, Ex 4.1 dated January 6, 2012

4(f)	Third Supplemental Indenture, dated as of December 31, 2011, by and between OPCo and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Indenture dated as of February 14, 2003 between CSPCo (predecessor in interest to OPCo) and the trustee.	Form 8-K, Ex 4.2 dated January 6, 2012

4(g)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated May 22, 2019 establishing the terms of the 4.00% Senior Notes Series O due 2049.	Form 8-K, Ex 4(a) dated May 22, 2019

4(h)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated March 17, 2020 establishing the terms of the 2.60% Senior Notes Series P due 2030.	Form 8-K, Ex 4(a) dated March 17, 2020

4(i)	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated January 7, 2021 establishing the terms of the 1.65% Senior Notes Series Q due 2031.	Form 8-K dated January 7, 2021 Ex 4(a)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(j)	Company Order and Officer’s Certificate between Ohio Power Company and The Bank of New York Mellon Trust Company, N.A. as Trustee dated September 9, 2021 establishing terms of the 2.90% Senior Notes, Series R, due 2051	Form 8-K, Ex 4(a) dated September 13, 2021

10(a)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

PSO‡ File No. 0-343

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

3(a)	Certificate of Amendment to Restated Certificate of Incorporation of PSO.	Form 10-Q, Ex 3(a), June 30, 2008

3(b)	Composite By-Laws of PSO amended as of February 26, 2008.	2007 Form 10-K, Ex 3 (b)

4(a)	Indenture (for unsecured debt securities), dated as of November 1, 2000, between PSO and The Bank of New York, as Trustee.	Registration Statement No. 333-100623, Ex 4(a)(b) Registration Statement No. 333-114665, Ex 4(b)(c) Registration Statement No. 333-133548, Ex 4(b)(c) Registration Statement No. 333-156319, Ex 4(b)(c)

4(b)	Eighth Supplemental Indenture, dated as of November 13, 2009 between PSO and The Bank of New York Mellon, as Trustee, establishing terms of the 5.15% Senior Notes, Series H, due 2019.	Form 8-K, Ex 4(a), dated November 13, 2009

4(c)	Ninth Supplemental Indenture, dated as of January 19, 2011 between PSO and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing terms of 4.40% Senior Notes, Series I, due 2021.	Form 8-K, Ex 4(a) dated January 20, 2011

4(d)	Tenth Supplemental Indenture between Public Service Company of Oklahoma and The Bank of New York Mellon Trust Company, N.A. as Trustee dated August 1, 2021 establishing terms of the 2.20% Senior Notes, Series J, due 2031 and the 3.15% Senior Notes Series K, due 2051	Form 8-K, Ex 4(a) dated August 12, 2021

4(e)	Credit Agreement dated as of January 19, 2021 among PSO as Borrower, Initial Lenders and Sumitomo Mitsui Banking Corporation as Administrative Agent.	2020 Form 10-K, Ex 4(d)

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

SWEPCo‡ File No. 1-3146

3(a)	Composite of Amended Restated Certificate of Incorporation of SWEPCo.	2008 Form 10-K, Ex 3(a)

3(a)(A)	Amendment to Amended Restated Certificate of Incorporation.	Form 8-K Ex 3.1 dated September 1, 2020

3(b)	Composite By-Laws of SWEPCo amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of February 4, 2000, between SWEPCo and The Bank of New York, as Trustee.
Registration Statement No. 333-96213
Registration Statement No. 333-87834, Ex 4(a)(b)
Registration Statement No. 333-100632, Ex 4(b)
Registration Statement No. 333-108045, Ex 4(b)
Registration Statement No. 333-145669, Ex 4(c)(d)
Registration Statement No. 333-161539, Ex 4(b)(c)
Registration Statement No. 333-194991, Ex 4(b)(c)
Registration Statement No. 333-208535, Ex 4(b)(c)
Registration Statement No. 333-226856, Ex 4(b)(c)
Registration Statement No. 333-238159, Ex 4(b) Registration Statement No. 333-258961, Ex 4(a)(b)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(b)	Fifteenth Supplemental Indenture dated November 1, 2021 between Southwestern Electric Power Company and The Bank of New York Mellon Trust Company, N.A.as Trustee establishing terms of 3.25% Senior Notes Series O due 2051.	Form 8-K, Ex 4(a) dated November 3, 2021

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*95	Mine Safety Disclosure.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

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