Form 10-Q
period 2022-03-31
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2022-04-28
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2022
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

Number of shares of common stock outstanding of the Registrants as of
April 28, 2022

American Electric Power Company, Inc.	513,544,176
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	3,680
($18 par value)

(a)100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.
NA    Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
March 31, 2022

Page
Number
Glossary of Terms	i

Forward-Looking Information	v

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	45

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	52
Condensed Consolidated Financial Statements	55

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	62
Condensed Consolidated Financial Statements	63

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	69
Condensed Consolidated Financial Statements	71

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	78
Condensed Consolidated Financial Statements	81

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	88
Condensed Consolidated Financial Statements	91

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	97
Condensed Financial Statements	99

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	106
Condensed Consolidated Financial Statements	109

Index of Condensed Notes to Condensed Financial Statements of Registrants	115

Controls and Procedures	199

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
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

APSC	Arkansas Public Service Commission.
ARO	Asset Retirement Obligations.
ATM	At-the-Market
CAA	Clean Air Act.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law in March 2020.
CCR	Coal Combustion Residual.
CO2	Carbon dioxide and other greenhouse gases.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,296 MW nuclear plant owned by I&M.
COVID-19	Coronavirus 2019, a highly infectious respiratory disease. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic.
i

Term	Meaning

CSAPR	Cross-State Air Pollution Rule.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel X, DCC Fuel XI, DCC Fuel XII, DCC Fuel XIII, DCC Fuel XIV, DCC Fuel XV and DCC Fuel XVI, consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo. DHLC is a non-consolidated VIE of SWEPCo.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated VIE of AEP.
ELG	Effluent Limitation Guidelines.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
Equity Units	AEP’s Equity Units issued in August 2020 and March 2019.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
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

GAAP	Accounting Principles Generally Accepted in the United States of America.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IRS	Internal Revenue Service.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KTCo	AEP Kentucky Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
KWh	Kilowatt-hour.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
Maverick	Maverick, part of the North Central Wind Energy Facilities, consists of 287 MWs of wind generation in Oklahoma.
MISO	Midcontinent Independent System Operator.
Mitchell Plant	A two unit, 1,560 MW coal-fired power plant located in Moundsville, West Virginia. The plant is jointly owned by KPCo and WPCo.
MMBtu	Million British Thermal Units.

Term	Meaning

MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NCWF	North Central Wind Energy Facilities, a joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,484 MWs of wind generation.
NOx	Nitrogen oxide.
NSR	New Source Review.
OCC	Corporation Commission of the State of Oklahoma.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefits.
OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PTC	Production Tax Credits.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
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

ROE	Return on Equity.
RPM	Reliability Pricing Model.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated VIE for AEP and SWEPCo.
SEC	U.S. Securities and Exchange Commission.

Term	Meaning

Sempra Renewables LLC	Sempra Renewables LLC, acquired in April 2019, consists of 724 MWs of wind generation and battery assets in the United States.
SIP	State Implementation Plan.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
State Transcos	AEPTCo’s seven wholly-owned, FERC regulated, transmission only electric utilities, which are geographically aligned with AEP’s existing utility operating companies.
Sundance	Sundance, acquired in April 2021 as part of the North Central Wind Energy Facilities, consists of 199 MWs of wind generation in Oklahoma.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
Tax Reform
On December 22, 2017, President Trump signed into law legislation referred to as the “Tax Cuts and Jobs Act” (the TCJA). The TCJA includes significant changes to the Internal Revenue Code of 1986, including a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

Transition Funding
AEP Texas Central Transition Funding III LLC, a wholly-owned subsidiary of TCC and consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation.

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
•
The impact of pandemics, including COVID-19, and any associated disruption of AEP’s business operations due to impacts on economic or market conditions, costs of compliance with potential government regulations and employees’ reactions to those regulations, electricity usage, supply chain issues, customers, service providers, vendors and suppliers.

•	The economic impact of escalating global trade tensions including the conflict between Russia and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions.
•	Inflationary or deflationary interest rate trends.
•	Volatility in the financial markets, particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (i) if expected sources of capital, such as proceeds from the sale of assets or subsidiaries, do not materialize, and (ii) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Decreased demand for electricity.
•	Weather conditions, including storms and drought conditions, and the ability to recover significant storm restoration costs.
•	The cost of fuel and its transportation, the creditworthiness and performance of fuel suppliers and transporters and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to transition from fossil generation and the ability to build or acquire renewable generation, transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms, including favorable tax treatment, and to recover those costs.
•	New legislation, litigation and government regulation, including changes to tax laws and regulations, oversight of nuclear generation, energy commodity trading and new or heightened requirements for reduced emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	The risks associated with fuels used before, during and after the generation of electricity, including coal ash and nuclear fuel.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation.
•	The ability to constrain operation and maintenance costs.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
v

•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.
•	Changes in utility regulation and the allocation of costs within RTOs including ERCOT, PJM and SPP.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB, captive insurance entity and nuclear decommissioning trust and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars and military conflicts, the effects of terrorism (including increased security costs), embargoes, naturally occurring and human-caused fires, cyber- security threats and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel.

The forward-looking statements of the Registrants speak only as of the date of this report or as of the date they are made.  The Registrants expressly disclaim any obligation to update any forward-looking information, except as required by law.  For a more detailed discussion of these factors, see “Risk Factors” in Part I of the 2021 Annual Report and in Part II of this report.

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

Company Website and Availability of SEC Filings

Our principal corporate website address is www.aep.com. Information on our website is not incorporated by reference herein and is not part of this Form 10-Q. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding AEP.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Customer Demand

AEP’s weather-normalized retail sales volumes for the first quarter of 2022 increased by 3.2% from the first quarter of 2021. Weather-normalized residential sales increased by 0.8% in the first quarter of 2022 from the first quarter of 2021. AEP’s first quarter 2022 industrial sales volumes increased by 5.6% compared to the first quarter of 2021. The increase in industrial sales was spread across many industries. Weather-normalized commercial sales increased 4.2% in the first quarter of 2022 from the first quarter of 2021.

COVID-19

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

In December 2020, an intervenor filed a petition at the Virginia SCC requesting reconsideration of: (a) the failure of the Virginia SCC to apply a threshold earnings test to the approved regulatory asset for APCo’s closed coal-fired generation assets and (b) the Virginia SCC’s use of a 2011 benchmark study to measure the replacement value of capacity for purposes of APCo’s 2017 – 2019 earnings test.

In December 2020, APCo filed a petition at the Virginia SCC requesting reconsideration of: (a) certain issues related to APCo’s going-forward rates and (b) the Virginia SCC’s decision to deny APCo tariff changes that align rates with underlying costs. For APCo’s going-forward rates, APCo requested that the Virginia SCC clarify its final order and clarify whether APCo’s current rates will allow it to earn a fair return. If the Virginia SCC’s order did conclude that APCo was able to earn a fair return through existing base rates, APCo further requested that the Virginia SCC clarify whether it has the authority to also permit an increase in base rates.

In March 2021, the Virginia SCC issued an order confirming certain decisions from the November 2020 order and rejecting the various requests for reconsideration from APCo and an intervenor. In March 2021, APCo filed a notice of appeal of the reconsideration order with the Virginia Supreme Court. In September 2021, APCo submitted its brief before the Virginia Supreme Court. The brief was in alignment with the previous items of appeal filed by APCo in March 2021. In October 2021, the Virginia SCC and additional intervenors filed briefs with the Virginia Supreme Court disagreeing with the items appealed by APCo in the Triennial Review decision. Additionally, the Virginia SCC and APCo filed briefs disagreeing with the items appealed by an intervenor in a separate appeal of the same decision. In March 2022, oral arguments were held at the Virginia Supreme Court and APCo is currently awaiting the Virginia Supreme Court’s decision.

APCo ultimately seeks an increase in base rates through its appeal to the Virginia Supreme Court. Among other issues, this appeal includes APCo’s request for proper treatment of the closed coal-fired plant assets in APCo’s 2017-2019 triennial period, reducing APCo’s earnings below the bottom of its authorized ROE band. If APCo’s appeal regarding treatment of the closed coal plants is granted by the Virginia Supreme Court, it could initially reduce future net income and impact financial condition as a consequence of expensing the closed coal-fired plant regulatory asset established as a result of the Virginia SCC’s decision in the 2017-2019 Triennial Review. A Virginia Supreme Court decision in favor of APCo’s original expensing of the closed coal-fired plant asset balances would likely result in a remand to the Virginia SCC. Upon a subsequent Virginia SCC order, the initial negative impact for the write-off of the closed coal-fired plant asset balances could potentially be offset by an increase in base rates for earning below APCo’s 2017-2019 authorized ROE band.

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

In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. In addition, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. In August 2021, the Texas Third Court of Appeals reversed the Texas District Court affirming the PUCT’s order on AFUDC, concluding that the language of the PUCT’s original 2008 order intended to include AFUDC in the Texas jurisdictional capital cost cap, and remanded the case to the PUCT for future proceedings. SWEPCo disagrees with the Court of Appeals decision and submitted a Petition for Review with the Texas Supreme Court in November 2021. The Texas Supreme Court has requested responses to the Petition for Review, which are due at the end of April 2022.

If SWEPCo is ultimately unable to recover capitalized Turk Plant costs including AFUDC in excess of the Texas jurisdictional capital cost cap it would be expected to result in a pretax net disallowance ranging from $80 million to $90 million. In addition, if AFUDC is ultimately determined to be included in the Texas jurisdictional capital cost cap, SWEPCo estimates it may be required to make customer refunds ranging from $0 to $180 million related to revenues collected from February 2013 through March 2022 and such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis.

•In July 2019, Ohio House Bill 6 (HB 6), which offered incentives for power-generating facilities with zero or reduced carbon emissions, was signed into law by the Ohio Governor. HB 6 phased out current energy efficiency programs as of December 31, 2020, including OPCo’s shared savings revenues of $26 million annually and renewable mandates after 2026. HB 6 also provided for continued recovery of existing renewable energy contracts on a bypassable basis through 2032 and included a provision for continued recovery of OVEC costs through 2030 which will be allocated to all electric distribution utilities on a non-bypassable basis. OPCo’s Inter-Company Power Agreement for OVEC terminates in June 2040. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of the Speaker of the Ohio House of Representatives, Larry Householder, four other individuals, and Generation Now, an entity registered as a 501(c)(4) social welfare organization, in connection with an alleged racketeering conspiracy involving the adoption of HB 6. Certain defendants in that case have since pleaded guilty. In August 2020, an AEP shareholder filed a putative class action lawsuit against AEP and certain of its officers for alleged violations of securities laws in connection with HB 6. In May 2021, the defendants filed a motion to dismiss the securities litigation for failure to state a claim, which was granted with prejudice in December 2021. In addition, four AEP shareholders have filed derivative actions purporting to assert claims on behalf of AEP against certain AEP officers and directors. See Litigation Related to Ohio House Bill 6 section of Litigation below for additional information.

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

In July 2021, the FERC issued an order denying Dayton Power and Light’s request for a 50 basis point RTO incentive on the basis that its RTO participation was not voluntary, but rather is required by Ohio law. This precedent could have an adverse impact on AEP’s transmission owning subsidiaries. In its February 2022 order on rehearing, the FERC affirmed the decision in its July 2021 order.

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

•FERC RTO Incentive Complaint - In February 2022, the Office of the Ohio Consumer’s Council filed a complaint against AEPSC, American Transmission Systems, Inc. and Duke Energy Ohio, alleging the 50 basis point RTO incentive included in Ohio Transmission Owners’ respective transmission formula rates is not just and reasonable and therefore should be eliminated on the basis that RTO participation is not voluntary, but rather is required by Ohio law. In March 2022, AEPSC filed a motion to dismiss the Ohio Consumer’s Council February 2022 complaint with the FERC on the basis of certain deficiencies, including that the complaint fails to request relief that can be granted under FERC regulations because AEPSC is not a public utility nor does it have a transmission rate on file with the FERC. Management believes its financial statements adequately address the impact of the February 2022 complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

•2021 Louisiana Storm Cost Filing - In 2020, Hurricanes Laura and Delta caused power outages and extensive damage to the SWEPCo service territories, primarily impacting the Louisiana jurisdiction. Following both hurricanes, the LPSC issued orders allowing Louisiana utilities, including SWEPCo, to establish regulatory assets to track and defer expenses associated with these storms. In February 2021, severe winter weather impacted the Louisiana jurisdiction and in March 2021, the LPSC approved the deferral of incremental storm restoration expenses related to the winter storm. In October 2021, SWEPCo filed a request with the LPSC for recovery of $145 million in deferred storm costs associated with the three storms. As part of the filing, SWEPCo requested recovery of the carrying charges on the deferred regulatory asset at a weighted average cost of capital through a rider beginning in January 2022. LPSC staff testimony is due to the LPSC in May 2022 and an order is expected before the end of 2022. If any of the storm costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

•In February 2021, severe winter weather had a significant impact in SPP, resulting in the declaration of Energy Emergency Alert Levels 2 and 3 for the first time in SPP’s history. The winter storm increased the demand for natural gas and restricted the available natural gas supply resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. As of March 31, 2022, PSO and SWEPCo have deferred regulatory assets of $681 million and $418 million, respectively, relating to natural gas expenses and purchases of electricity incurred from February 9, 2021, to February 20, 2021, as a result of severe winter weather. SWEPCo’s deferred regulatory asset consists of $96 million, $141 million and $181 million related to the Arkansas, Louisiana and Texas jurisdictions, respectively.

In January 2022, PSO, OCC staff and certain intervenors filed a joint stipulation and settlement agreement with the OCC to approve PSO’s securitization of the extraordinary fuel and purchases of electricity. The agreement includes a determination that all of PSO’s extraordinary fuel and purchases of electricity were prudent and reasonable and a 0.75% carrying charge, subject to true-up based on actual financing costs. In February 2022, the OCC approved the joint stipulation and settlement agreement in its financing order. The issuance of the securitization bonds must be approved by the Supreme Court of Oklahoma. A ruling by the Supreme Court is expected in the second quarter of 2022. PSO expects to complete the securitization process in 2022, subject to market conditions.

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

In August 2021, SWEPCo filed an application with the PUCT to implement a net interim fuel surcharge for the Texas jurisdictional share of these retail fuel costs. The application requested a five-year recovery with a carrying charge of 7.18%. In March 2022, the PUCT ordered SWEPCo to recover the Texas jurisdictional share of the fuel costs over five years with a carrying charge of 1.65% and ordered SWEPCo to file a fuel reconciliation addressing fuel costs from January 1, 2020 through December 31, 2021.

If SWEPCo is unable to recover any of the costs relating to the extraordinary fuel and purchases of electricity, or obtain authorization of a reasonable carrying charge on these costs, it could reduce future net income and cash flows and impact financial condition.

•AEP transitioned to stand-alone treatment of net operating loss carryforwards (NOLC) in its PJM and SPP transmission formula rates beginning with the 2022 projected transmission revenue requirements, and provided notice of this change in informational filings made with the FERC. Stand-alone treatment of the NOLCs for transmission formula rates is consistent with recent base rate case filings AEP has made. In those rate cases, inclusion of NOLCs in rates is contingent upon a successful private letter ruling from the IRS. Management believes the financial statements adequately address the impact of its transition to stand-alone treatment of NOLCs in rates.

Utility Rates and Rate Proceedings

The Registrants file rate cases with their regulatory commissions in order to establish fair and appropriate electric service rates to recover their costs and earn a fair return on their investments. The outcomes of these regulatory proceedings impact the Registrants’ current and future results of operations, cash flows and financial position.

The following tables show the Registrants’ completed and pending base rate case proceedings in 2022. See Note 4 - Rate Matters for additional information.

Completed Base Rate Case Proceedings

		Approved Revenue		Approved	New Rates
Company	Jurisdiction	Requirement Increase		ROE	Effective
		(in millions)
SWEPCo	Texas	$39.4		9.25%	March 2021
I&M	Indiana	61.4	(a)	9.7%	February 2022

(a)See “2021 Indiana base Rate Case “ Section of Note 4 - Rate Matters in the 2021 Annual Report for additional information.

Pending Base Rate Case Proceedings

					Commission Staff/
		Filing	Requested Revenue	Requested	Intervenor Range of
Company	Jurisdiction	Date	Requirement Increase	ROE	Recommended ROE
			(in millions)
SWEPCo	Louisiana	December 2020	$94.7	10.35%	9.1%-9.8%
SWEPCo	Arkansas	July 2021	80.9	10.35%	8.75%-9.3%
KGPCo	Tennessee	November 2021	6.9	10.2%	7.35%

Dolet Hills Power Station and Related Fuel Operations

In December 2021, the Dolet Hills Power Station was retired. The Dolet Hills Power Station non-fuel costs are recoverable by SWEPCo through base rates and through a rate rider in the Texas jurisdiction. As of March 31, 2022, SWEPCo’s share of the net investment in the Dolet Hills Power Station was $108 million, including materials and supplies, net of cost of removal collected in rates.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses. As of March 31, 2022, SWEPCo had a net under-recovered fuel balance of $84 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Dolet Hills Power Station. Additional reclamation and other land-related costs incurred by DHLC and Oxbow will be billed to SWEPCo and included in existing fuel clauses.

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

Pirkey Power Plant and Related Fuel Operations

In 2020, management announced plans to retire the Pirkey Power Plant in 2023. The Pirkey Power Plant non-fuel costs are recoverable by SWEPCo through base rates and fuel costs are recovered through active fuel clauses. As of March 31, 2022, SWEPCo’s share of the net investment in the Pirkey Power Plant was $207 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Power Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $87 million as of March 31, 2022. As of March 31, 2022, SWEPCo had a net under-recovered fuel balance of $84 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Pirkey Power Plant. Additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In February 2022, AEP management announced the initiation of a process to sell all or a portion of AEP Renewables’ competitive contracted renewables portfolio within the Generation & Marketing segment. As of March 31, 2022, the competitive contracted renewable portfolio assets totaled 1.6 gigawatts of generation resources representing consolidated solar and wind assets and a 50% interest in five joint venture wind farms accounted for as equity method investments. The anticipated disposition of all or a portion of the AEP Renewables’ portfolio has not met the accounting requirements to be presented as Held for Sale as of March 31, 2022. If AEP is unable to recover the book value or carrying value of these assets, it could reduce future net income and impact financial condition.

Regulated Renewable Generation Facilities

In 2020, PSO and SWEPCo received regulatory approvals to acquire the NCWF, comprised of three Oklahoma wind facilities totaling 1,484 MWs, on a fixed cost turn-key basis at completion. PSO and SWEPCo own undivided interests of 45.5% and 54.5% of the NCWF, respectively. Output from the NCWF serves retail load in PSO’s Oklahoma service territory and both retail and FERC wholesale load in SWEPCo’s service territories in Arkansas and Louisiana. The Oklahoma and Louisiana portions of the NCWF revenue requirement, net of PTC benefit, are recoverable through authorized riders beginning at commercial operation and until such time as amounts are reflected in base rates. Recovery of the Arkansas portion of the NCWF revenue requirement is requested in SWEPCo’s pending 2021 Arkansas Base Rate Case. The table below provides a summary of the facilities as of March 31, 2022:

Project	In-Service Date	Net Book Value	Federal PTC Qualification % (a)	Generating Capacity
		(in millions)		(in MWs)
Sundance	April 2021	$282.3	100%	199
Maverick	September 2021	398.3	80%	287
Traverse	March 2022	1,255.0	80%	998

(a)PTC benefits are available for a ten year period following the in-service date.

See “North Central Wind Energy Facilities” section of Note 6 for additional information.

In June 2021, SWEPCo issued requests for proposals to acquire up to 3,000 MWs of wind and up to 300 MWs of solar generation resources. The wind and solar generation projects would be subject to regulatory approval.

In November 2021, PSO issued requests for proposals to acquire up to 2,800 MWs of wind and up to 1,350 MWs of solar generation resources. The wind and solar generation projects would be subject to regulatory approval.

In December 2021, APCo petitioned for approval and cost recovery of a 204 MW wind project and three solar facilities totaling 205 MWs, as well as PPAs for another 89 MWs of solar generation resources. An additional 40 MW of qualifying solar facilities have been contracted for, subject to terms of the Company’s tariff. In January 2022, APCo issued additional requests for proposals to acquire up to 1,000 MWs of wind and up to 100 MWs of solar generation resources. In February 2022, APCo issued a separate request for proposal for up to 150 MWs of solar resources in West Virginia in support of WV Senate Bill 583. These wind and solar generation projects would also be subject to regulatory approval.

In March 2022, I&M issued requests for proposals to acquire or contract for resources pursuant to meeting I&M’s Integrated Resource Plans, which includes approximately 800 MWs of wind generation resources, 500 MWs of solar generation resources and other supplemental capacity resources, including, but not limited to, standalone storage, emerging technologies, thermal, and other capacity resources. These projects would be subject to regulatory approval.

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

Proposed Operations and Maintenance Agreement and Plant Ownership Agreement

KPCo currently operates and owns a 50% undivided interest in the 1,560 MW coal-fired Mitchell Plant with the remaining 50% owned by WPCo. The Stock Purchase Agreement is further contingent upon the issuance by the KPSC, WVPSC and FERC of orders regarding a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo.

In November 2021, AEP made filings with the KPSC, WVPSC and FERC seeking approval of a proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement, pursuant to which WPCo would replace KPCo as the operator of the Mitchell Plant and KPCo employees at the Mitchell Plant would become employees of WPCo. Under this originally proposed Ownership Agreement, WPCo is obligated to purchase KPCo’s 50% undivided interest in the Mitchell Plant on December 31, 2028 unless KPCo and WPCo have agreed to retire the Mitchell Plant earlier or, absent such agreement, if WPCo elects prior to December 31, 2027 to retire the Mitchell Plant on December 31, 2028. The Ownership Agreement provides that the purchase price for KPCo’s 50% ownership interest in the Mitchell Plant will be determined through the mutual agreement of WPCo and KPCo (subject to approval from the KPSC and WVPSC) or through a fair market valuation determination conducted by independent appraisals, with offsets for estimated decommissioning costs and the cost of ELG investments made by WPCo, if KPCo and WPCo are unable to reach agreement as to the purchase price.

In January 2022, intervenor testimony was filed with the KPSC, recommending the KPSC either reject the new proposed Mitchell Plant Ownership Agreement or approve the agreement with certain modifications including a revision to the buyout provision that would set WPCo’s Mitchell Plant purchase price at the greater of fair market value or net book value. The intervenor testimony also recommends the KPSC reject the proposed Mitchell Plant Operations and Maintenance Agreement, which the testimony stated should be modified to remove references to the Mitchell Plant Ownership Agreement. In February 2022, AEP filed rebuttal testimony with the KPSC opposing the intervenor testimony filed in January 2022. AEP’s rebuttal testimony also discusses an alternative proposal to the fair market value provision included in the proposed Mitchell Plant Ownership Agreement. Under the alternative proposal, KPCo’s and WPCo’s interest in the Mitchell Plant would be divided by unit if the plant is not retired before the end of 2028 and a mutual agreement cannot be reached on a buyout price. Under the alternative proposal, mutual agreement on the buyout price or unit disposition would need to be finalized by May 2025, with a division of plant ownership by unit effective January 1, 2029, unless otherwise agreed. In March 2022, a hearing was held on the agreements with the KPSC. Following the hearing, KPCo amended its November 2021 filing with a new version of the Mitchell Plant Ownership Agreement that provided further details about the alternative proposal. As amended, the proposed Mitchell Plant Ownership Agreement creates procedures, subject to all required regulatory approvals, that provide the option for WPCo and KPCo to negotiate a sale of KPCo’s interest in the Mitchell Plant to WPCo, split the Mitchell Plant units with additional agreements for KPCo to utilize WPCo’s ELG assets, if necessary, or to agree on the procedures and timetable to retire one or both units. As amended, the proposed Mitchell Plant Ownership Agreement replaced certain aspects of the originally proposed agreement including the buyout provision at fair market value. A hearing on the amended filing was held on March 30, 2022. A decision from the KPSC is expected in the second quarter of 2022.

For the filing at the WVPSC, intervenor testimony filed in March 2022 and briefs filed in April 2022 recommended various clarifying modifications to the Mitchell Ownership Agreement and the Mitchell Operations and Maintenance Agreement. A decision from the WVPSC is expected in the second quarter of 2022.

The KPSC and WVPSC intervened in the FERC proceeding and have recommended that FERC dismiss or reject AEP’s request, or defer ruling on AEP’s request until both the retail commissions have rendered decisions. In

February 2022, AEP filed a motion to withdraw its filing with the FERC, noting that AEP intends to re-file its request after the KPSC and WVPSC have reviewed the agreements.

Transfer of Ownership

In December 2021, Liberty, KPCo and KTCo sought approval from the FERC under Section 203 of the Federal Power Act for the sale. In February 2022, several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission and generation rates of applicants. In April 2022, the FERC issued a deficiency letter stating that the Section 203 application is deficient and that additional information is required to process it. Liberty, KPCo and KTCo plan to respond to provide additional information in response to the letter. An order from the FERC is expected on the matter in the second quarter of 2022.

In January 2022, KPCo and Liberty filed a joint application requesting the KPSC authorize the transfer of ownership of KPCo to Liberty. In February 2022, certain intervenors filed testimony recommending that the KPSC not approve the transfer of ownership. If, however, the KPSC does approve the transfer, these intervenors recommend that the KPSC require AEP to compensate KPCo customers $578 million for alleged future increased costs and higher rates that the intervenors claim will exist under Liberty’s ownership. AEP disagrees with the recommendation and filed rebuttal testimony in March 2022. AEP has committed to fund, through a reduction in Liberty’s purchase price, $20 million of Liberty’s commitment to provide $40 million of benefits to KPCo customers in bill reductions to help offset fuel costs. Intervenors also recommended imposing certain conditions on Liberty, including conditions related to recovering certain costs, inter-company agreement filing requirements, KPCo’s capital structure and future generation resource planning processes and analyses. In addition, certain intervenors argue that the commission should not approve the new proposed Mitchell Plant Ownership Agreement and Mitchell Plant Operations and Maintenance Agreement, and that deciding the request to transfer ownership of KPCo should be separated from approval of the Mitchell agreements even though such approval is a condition to the transaction closing. AEP also disagrees with this argument. A hearing was held with the KPSC in March 2022. In April 2022, certain intervenors filed briefs with the KPSC in support of their original recommendations, including both recommendations for and against approval of the transfer of KPCo to Liberty. A final order is expected in the second quarter of 2022.

Subject to receipt of regulatory approval and resolution of the Mitchell ownership and operating issues disclosed above, the sale is expected to close in the second quarter of 2022 with Liberty acquiring the assets and assuming the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction.

AEP expects to receive approximately $1.4 billion in cash, net of taxes and transaction fees. AEP plans to use the proceeds to eliminate forecasted equity needs in 2022 as the company invests in regulated renewables, transmission and other projects. AEP and AEPTCo expect the sale to have a one-time impact on after-tax earnings that is not material.

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

After the litigation proceeded at the district court and appellate court, in April 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $116 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. The agreement is subject to customary closing conditions and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. As a result, in May 2021, at the parties’ request, the district court entered a stipulation and order dismissing the case without prejudice to plaintiffs asserting their claims in a re-filed action or a new action. The required regulatory approvals at the IURC and FERC have been obtained that would allow the closing to occur as of the end of the lease in December 2022. The IURC order approved a settlement agreement addressing the future use of Rockport Plant, Unit 2 as a capacity and energy resource and associated adjustments to I&M’s Indiana retail rates, along with certain other matters. Management believes its financial statements appropriately reflect the resolution of the litigation.

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

In August 2020, an AEP shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleged misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501(c)(4) organization contribution and lobbying activities in Ohio. The complaint sought monetary damages, among other forms of relief. In December 2021, the District Court issued an opinion and order dismissing the securities litigation complaint with prejudice, determining that the complaint failed to plead any actionable misrepresentations or omissions. The plaintiffs did not appeal the ruling.

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court has entered a scheduling order in the New York state court derivative action setting a deadline of April 29, 2022 for AEP to file a motion to dismiss the complaint and staying the case other than with respect to briefing the motion to dismiss. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP’s motion to dismiss the amended complaint is due May 3, 2022 and discovery is stayed pending the district court’s ruling on the motion to dismiss. The Ohio state court derivative action has been stayed until a decision by the federal district court on the motion to dismiss the amended complaint. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In March 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter is directed to the Board of Directors of AEP and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by directors and officers, and that, following such investigation, AEP commence a civil action for breaches of fiduciary duty and related claims and take appropriate disciplinary action against those individuals who allegedly harmed the company. The shareholder that sent the letter has since withdrawn the litigation demand, which is now terminated and of no further effect.

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the benefits to AEP from the passage of HB 6 and documents relating to AEP’s financial processes and controls. AEP is cooperating fully with the SEC’s subpoena. Although the outcome of the SEC’s investigation cannot be predicted, management does not believe the results of this inquiry will have a material impact on financial condition, results of operations, or cash flows.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed below will have a material impact on AEP System generating units.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of March 31, 2022, the AEP System owned generating capacity of approximately 25,900 MWs, of which approximately 11,900 MWs were coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on fossil generation. Based upon management estimates, AEP’s future investment to meet these existing and proposed requirements ranges from approximately $325 million to $550 million through 2028.

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

In January 2021, the Federal EPA finalized a revised CSAPR rule, which substantially reduces the ozone season NOX budgets in 2021-2024. Several utilities and other entities potentially subject to the Federal EPA’s NOX regulations have challenged that final rule in the U.S. Court of Appeals for the District of Columbia Circuit and briefing is underway. Management cannot predict the outcome of that litigation, but believes it can meet the requirements of the rule in the near term, and is evaluating its compliance options for later years, when the budgets are further reduced. In addition, in February 2022, the EPA Administrator signed a proposed FIP for 2015 Ozone NAAQS that would further revise the ozone season NOX budgets under the existing CSAPR program. AEP is evaluating the proposed changes.

Climate Change, CO2 Regulation and Energy Policy

In 2019, the Affordable Clean Energy (ACE) rule established a framework for states to adopt standards of performance for utility boilers based on heat rate improvements for such boilers. However, in January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE rule and remanded it to the Federal EPA. Management is unable to predict how the Federal EPA will respond to the court’s remand. In October 2021 the United States Supreme Court granted certiorari and combined four separate petitions seeking review of the D.C. Circuit Court decisions. Oral arguments were held in February 2022 but management is unable to predict the outcome of that litigation.

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

In 2020, the Federal EPA revised the CCR rule to include a requirement that unlined CCR storage ponds cease operations and initiate closure by April 11, 2021. The revised rule provides two options that allow facilities to extend the date by which they must cease receipt of coal ash and close the ponds.

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

Company	Plant Name and Unit	Generating Capacity	Net Book Value (a)		Projected Retirement Date
		(in MWs)	(in millions)
AEGCo	Rockport Plant, Unit 1	655	$227.4		2028
APCo	Amos	2,930	2,096.4		2040
APCo	Mountaineer	1,320	968.2		2040
I&M	Rockport Plant, Unit 1	655	492.9	(b)	2028
KPCo	Mitchell Plant	780	584.9		2040
SWEPCo	Flint Creek Plant	258	263.6		2038
WPCo	Mitchell Plant	780	586.5		2040

(a)Net book value before cost of removal including CWIP and inventory.
(b)Amount includes a $165 million regulatory asset related to the retired Tanners Creek Plant. The IURC and MPSC authorized recovery of the Tanners Creek Plant regulatory asset over the useful life of Rockport Plant, Unit 1 in 2015 and 2014, respectively.

In addition, AGR owns Cardinal Plant, Unit 1 a competitive generation unit. A nonaffiliated electric cooperative owns Cardinal Plant, Unit 2 and Unit 3 and operates all three units at the Cardinal Plant. The nonaffiliate filed an application for additional time to develop alternative disposal capacity for the Cardinal Plant. As of March 31, 2022, the net book value of Cardinal Plant, Unit 1, including materials and supplies and CWIP, was approximately $47 million.

In January 2022, the Federal EPA began responding to applications for extension requests and has proposed to deny several extension requests based on allegations that the utilities that received such responses are not in compliance with the CCR Rule. The Federal EPA’s allegations of noncompliance rely on new interpretations of the CCR Rule requirements. The actions of the Federal EPA have been challenged in the U.S. Court of Appeals for the District of Columbia Circuit as unlawful rulemaking that revises the existing CCR Rule requirements without proper notice and without opportunity for comment. Management is unable to predict the outcome of that litigation. While the Federal EPA has not yet proposed any action on pending extension requests submitted by AEP, statements made by the Federal EPA in proposed denials of extension requests submitted by other utilities indicate that there is a risk that the Federal EPA may similarly conclude that AEP is not eligible for an extension of time to cease use of its CCR impoundments and/or that one or more of AEP’s facilities is not in compliance with the CCR Rule. If that occurs, AEP may incur material additional costs to change its plans for complying with the CCR Rule, including the potential to have to temporarily cease operation of one or more facilities until an acceptable compliance alternative can be implemented. Such temporary cessation of operation could materially impact the cost of serving customers of the affected utility. Further, actions by the Federal EPA could require AEP to remove coal ash from CCR impoundments in Kentucky, Ohio, Virginia and West Virginia that have already been closed in accordance with state law programs or could require AEP to incur costs related to CCR impoundments at various facilities.

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

The second option to obtain an extension of the April 11, 2021 deadline to cease operation of unlined impoundments allows a generating facility to continue operating its existing impoundments without developing alternative CCR disposal, provided the facility commits to cease combustion of coal by a date certain. Under this option, a generating facility would have until October 17, 2023 to cease coal-fired operations and to close CCR storage ponds 40 acres or less in size, or through October 17, 2028 for facilities with CCR storage ponds greater than 40 acres in size. Pursuant to this option, AEP informed the Federal EPA of its intent to retire the Pirkey Power Plant and cease using coal at the Welsh Plant:

Company	Plant Name and Unit	Generating Capacity	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Projected Retirement Date
		(in MWs)	(in millions)
SWEPCo	Pirkey Power Plant	580	$99.6	$107.7	2023	(b)
SWEPCo	Welsh Plants, Units 1 and 3	1,053	467.2	55.7	2028	(c)(d)

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

Under the second option above, AEP may need to recover remaining depreciation and estimated closure costs associated with these plants over a shorter period. If AEP cannot ultimately recover the costs of environmental compliance and/or the remaining depreciation and estimated closure costs associated with these plants in a timely manner, it would reduce future net income and cash flows and impact financial condition.

Clean Water Act Regulations

The Federal EPA’s ELG rule for generating facilities establishes limits for FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater, which are to be implemented through each facility’s wastewater discharge permit. A revision to the ELG rule, published in October 2020, establishes additional options for reusing and discharging small volumes of bottom ash transport water, provides an exception for retiring units and extends the compliance deadline to a date as soon as possible beginning one year after the rule was published but no later than December 2025. Management has assessed technology additions and retrofits to comply with the rule and the impacts of the Federal EPA’s recent actions on facilities’ wastewater discharge permitting for FGD wastewater and bottom ash transport water. For affected facilities that must install additional technologies to meet the ELG rule limits, permit modifications were filed in January 2021 that reflect the outcome of that assessment. AEP continues to work with state agencies to finalize permit terms and conditions. Other facilities opted to file Notices of Planned Participation (NOPP), pursuant to which the facilities are not required to install additional controls to meet ELG limits provided they make commitments to cease coal combustion by a date certain. The Federal EPA has announced its intention to reconsider the 2020 rule and to further revise limits applicable to discharges of landfill and impoundment leachate. A proposed rule is expected in late 2022. Management cannot predict whether the Federal EPA will actually finalize further revisions or what such revisions might be, but will continue to monitor this issue and will participate in further rulemaking activities as they arise.

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

In January 2022, the U.S. Supreme Court announced that it would hear an appeal related to the scope of “waters of the United States,” specifically whether wetlands can be regulated as waters of the United States. Management cannot predict the outcome of that litigation.

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

In November 2021, AEP made filings with the KPSC, WVPSC and FERC seeking approval of a proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo pursuant to which WPCo would replace KPCo as the operator of the Mitchell Plant. In February 2022, AEP filed a motion to withdraw its filing with the FERC, noting that AEP intends to re-file its request after the KPSC and WVPSC have reviewed the agreements. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

As of March 31, 2022, the Mitchell Plant ELG investment balance in CWIP was $8 million split equally between KPCo and WPCo. As of March 31, 2022, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $585 million.

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

In August 2021, the Virginia SCC issued an order approving APCo’s request to construct CCR-related investments at the Amos and Mountaineer Plants and approved recovery of CCR-related other operation and maintenance expenses and investments through an active rider. The order denied APCo’s request to construct the ELG investments and denied recovery of previously incurred ELG costs. In March 2022, APCo refiled for approval of the ELG investments and previously incurred ELG costs. A hearing is scheduled to take place in September 2022 and an order is anticipated in the fourth quarter of 2022.

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

APCo expects total Amos and Mountaineer Plant ELG investment, excluding AFUDC, to be approximately $197 million. As of March 31, 2022, APCo’s Virginia jurisdictional share of the net book value, before cost of removal including CWIP and inventory, of the Amos and Mountaineer Plants was approximately $1.5 billion and APCo’s Virginia jurisdictional share of its ELG investment balance in CWIP for these plants was $41 million.

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

Previously, management retired or announced early closure plans for Welsh Unit 2, Dolet Hills Power Station and Northeastern Plant Unit 3.

The table below summarizes the net book value, as of March 31, 2022, of generating facilities retired or planned for early retirement in advance of the retirement date currently authorized for ratemaking purposes:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)					(in millions)
PSO	Northeastern Plant, Unit 3	$159.1	$132.5	2026		(c)	$14.9
SWEPCo	Dolet Hills Power Station	—	72.2	2021		(d)	—
SWEPCo	Pirkey Power Plant	99.6	107.7	2023		(e)	13.4
SWEPCo	Welsh Plant, Units 1 and 3	467.2	55.7	2028	(f)	(g)	37.3
SWEPCo	Welsh Plant, Unit 2	—	35.2	2016		(h)	—

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

Management is seeking or will seek regulatory recovery, as necessary, for any net book value remaining when the plants are retired. To the extent the net book value of these generation assets is not deemed recoverable, it could materially reduce future net income, cash flows and impact financial condition.

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

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended
	March 31,
	2022	2021
	(in millions)
Vertically Integrated Utilities	$298.2	$270.4
Transmission and Distribution Utilities	152.8	114.4
AEP Transmission Holdco	173.1	172.0
Generation & Marketing	114.2	36.6
Corporate and Other	(23.6)	(18.4)
Earnings Attributable to AEP Common Shareholders	$714.7	$575.0

AEP CONSOLIDATED

First Quarter of 2022 Compared to First Quarter of 2021

Earnings Attributable to AEP Common Shareholders increased from $575 million in 2021 to $715 million in 2022 primarily due to:

•Favorable rate proceedings in AEP’s various jurisdictions.
•Increased weather-normalized sales volumes.
•Favorable mark-to-market economic hedge activity driven by higher commodity prices.
These increases were partially offset by:
•A decrease in unrealized gains on AEP’s investment in ChargePoint.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended
	March 31,
Vertically Integrated Utilities	2022	2021
	(in millions)
Revenues	$2,687.4	$2,537.3
Fuel and Purchased Electricity	866.1	859.0
Gross Margin	1,821.3	1,678.3
Other Operation and Maintenance	769.2	740.2
Depreciation and Amortization	500.0	432.1
Taxes Other Than Income Taxes	125.2	123.5
Operating Income	426.9	382.5
Other Income	5.2	0.7
Allowance for Equity Funds Used During Construction	8.1	9.9
Non-Service Cost Components of Net Periodic Benefit Cost	27.6	17.0
Interest Expense	(151.0)	(139.6)
Income Before Income Tax Expense (Benefit) and Equity Earnings	316.8	270.5
Income Tax Expense (Benefit)	17.9	(0.2)
Equity Earnings of Unconsolidated Subsidiary	0.3	0.7
Net Income	299.2	271.4
Net Income Attributable to Noncontrolling Interests	1.0	1.0
Earnings Attributable to AEP Common Shareholders	$298.2	$270.4

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended March 31,
	2022	2021
	(in millions of KWhs)
Retail:
Residential	9,225	9,481
Commercial	5,518	5,258
Industrial	8,162	7,702
Miscellaneous	544	519
Total Retail	23,449	22,960

Wholesale (a)	4,474	4,642

Total KWhs	27,923	27,602

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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended March 31,
	2022	2021
	(in degree days)
Eastern Region
Actual – Heating (a)	1,590	1,539
Normal – Heating (b)	1,604	1,600

Actual – Cooling (c)	2	3
Normal – Cooling (b)	4	4

Western Region
Actual – Heating (a)	915	958
Normal – Heating (b)	871	866

Actual – Cooling (c)	20	26
Normal – Cooling (b)	28	28

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2022 Compared to First Quarter of 2021

Reconciliation of First Quarter of 2021 to First Quarter of 2022
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

First Quarter of 2021	$270.4

Changes in Gross Margin:
Retail Margins	139.2
Margins from Off-system Sales	(17.1)
Transmission Revenues	14.0
Other Revenues	6.9
Total Change in Gross Margin	143.0

Changes in Expenses and Other:
Other Operation and Maintenance	(29.0)
Depreciation and Amortization	(67.9)
Taxes Other Than Income Taxes	(1.7)
Other Income	4.5
Allowance for Equity Funds Used During Construction	(1.8)
Non-Service Cost Components of Net Periodic Pension Cost	10.6
Interest Expense	(11.4)
Total Change in Expenses and Other	(96.7)

Income Tax Expense	(18.1)
Equity Earnings of Unconsolidated Subsidiary	(0.4)

First Quarter of 2022	$298.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $139 million primarily due to the following:
•A $47 million increase at APCo and WPCo due to rider revenues in Virginia and West Virginia. This increase was partially offset in other expense items below.
•A $35 million increase in weather-normalized retail margins primarily in the commercial and industrial classes.
•A $27 million increase at PSO primarily due to a $15 million increase in rider revenues and a $12 million increase in base rate revenues. These increases were partially offset in other expense items below.
•A $20 million increase at I&M primarily due to an increase in rider revenues and a prior year provision for refund. This increase was partially offset in other expense items below.
•A $10 million increase at SWEPCo primarily due to a base rate revenue increase in Texas and rider increases in all retail jurisdictions. These increases were partially offset in other expense items below.
•A $4 million increase due to lower customer refunds related to Tax Reform primarily at APCo and WPCo. This increase was partially offset in Income Tax Expense below.
These increases were partially offset by:
•A $21 million decrease at SWEPCo in municipal and cooperative revenues primarily due to the February 2021 severe winter weather event.
•Margins from Off-system Sales decreased $17 million primarily due to Turk Plant merchant sales in February 2021 at SWEPCo as a result of the severe winter weather event.

•Transmission Revenues increased $14 million primarily due to continued investment in transmission assets.
•Other Revenues increased $7 million primarily due to the sale of emission allowances at I&M. This increase is offset in Retail Margins above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $29 million primarily due to the following:
•A $52 million increase in PJM transmission services. This increase was partially offset in Retail Margins above.
•A $5 million increase in SPP transmission services.
•A $4 million increase in customer accounts due to bad debt write-offs and factoring.
These increases were partially offset by:
•A $35 million decrease due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This decrease is offset in Depreciation and Amortization expense below.
•Depreciation and Amortization expenses increased $68 million primarily due to the following:
•A $39 million increase due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This increase was partially offset in Other Operation and Maintenance expense above.
•A $23 million increase due to a higher depreciable base at APCo, I&M and SWEPCo and the implementation of increased Texas depreciation rates at SWEPCo.
•Other Income increased $5 million primarily due to carrying charges on regulatory assets at PSO and SWEPCo resulting from the February 2021 severe winter weather event.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $11 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $11 million primarily due to higher long-term debt balances at PSO and SWEPCo.
•Income Tax Expense increased $18 million primarily due to an increase in pretax income, a decrease in amortization of Excess ADIT and a decrease in parent company loss benefit, partially offset by an increase in PTC. The decrease in amortization of Excess ADIT is partially offset above in Retail Margins.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended
	March 31,
Transmission and Distribution Utilities	2022	2021
	(in millions)
Revenues	$1,246.8	$1,088.1
Purchased Electricity	232.6	205.5
Gross Margin	1,014.2	882.6
Other Operation and Maintenance	428.5	365.2
Depreciation and Amortization	183.6	172.7
Taxes Other Than Income Taxes	164.4	157.6
Operating Income	237.7	187.1
Interest and Investment Income	0.2	0.4
Carrying Costs Income	0.1	0.5
Allowance for Equity Funds Used During Construction	7.3	6.8
Non-Service Cost Components of Net Periodic Benefit Cost	11.9	7.3
Interest Expense	(74.8)	(74.5)
Income Before Income Tax Expense	182.4	127.6
Income Tax Expense	29.6	13.2
Net Income	152.8	114.4
Net Income Attributable to Noncontrolling Interests	—	—
Earnings Attributable to AEP Common Shareholders	$152.8	$114.4

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2022	2021
	(in millions of KWhs)
Retail:
Residential	6,977	6,924
Commercial	5,999	5,576
Industrial	5,930	5,281
Miscellaneous	171	166
Total Retail (a)	19,077	17,947

Wholesale (b)	571	603

Total KWhs	19,648	18,550

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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2022	2021
	(in degree days)
Eastern Region
Actual – Heating (a)	1,864	1,777
Normal – Heating (b)	1,886	1,883

Actual – Cooling (c)	1	—
Normal – Cooling (b)	3	3

Western Region
Actual – Heating (a)	278	315
Normal – Heating (b)	190	185

Actual – Cooling (d)	88	137
Normal – Cooling (b)	126	126

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)Western Region cooling degree days are calculated on a 70 degree temperature base.

First Quarter of 2022 Compared to First Quarter of 2021

Reconciliation of First Quarter of 2021 to First Quarter of 2022
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

First Quarter of 2021	$114.4

Changes in Gross Margin:
Retail Margins	111.0
Margins from Off-system Sales	12.7
Transmission Revenues	24.1
Other Revenues	(16.2)
Total Change in Gross Margin	131.6

Changes in Expenses and Other:
Other Operation and Maintenance	(63.3)
Depreciation and Amortization	(10.9)
Taxes Other Than Income Taxes	(6.8)
Interest and Investment Income	(0.2)
Carrying Costs Income	(0.4)
Allowance for Equity Funds Used During Construction	0.5
Non-Service Cost Components of Net Periodic Benefit Cost	4.6
Interest Expense	(0.3)
Total Change in Expenses and Other	(76.8)

Income Tax Expense	(16.4)

First Quarter of 2022	$152.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $111 million primarily due to the following:
•A $42 million net increase in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $25 million increase in weather-normalized retail margins primarily in the commercial class partially offset in the industrial class.
•A $17 million increase due to prior year refunds of Excess ADIT to customers in Texas. This increase was offset in Income Tax Expense below.
•A $14 million increase from interim rate increases driven by increased distribution and transmission investment in Texas.
•A $12 million increase related to various rider revenues in Ohio. This increase was partially offset in Margins from Off-system Sales, Other Revenues and other expense items below.
•A $6 million increase in revenue from rate riders in Texas. This increase was partially offset in other expense items below.
•Margins from Off-system Sales increased $13 million primarily due to an increase in off-system sales at OVEC in Ohio driven by higher market prices. This increase was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues increased $24 million primarily due to the following:
•A $17 million increase from interim rate increases driven by increased transmission investment in Texas.
•A $4 million increase due to prior year refunds to customers associated with the most recent base rate case in Texas. This increase was offset in Other Revenues below.

•Other Revenues decreased $16 million primarily due to the following:
•An $8 million decrease primarily due to prior year refunds to customers associated with the most recent base rate case in Texas. This decrease was partially offset in Retail Margins and Transmission Revenues above.
•An $8 million decrease primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs in Ohio. This decrease was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $63 million primarily due to the following:
•A $34 million increase in transmission expenses in Ohio primarily due to a $36 million increase in recoverable PJM expenses partially offset by a $4 million decrease in transmission formula rate true-up activity. The recoverable PJM expenses were partially offset in Retail Margins above.
•A $9 million increase in employee-related expenses.
•A $6 million increase in vegetation management expenses.
•A $6 million increase in remitted Universal Service Fund surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset in Retail Margins above.
•A $5 million increase in factored customer accounts receivable expenses in Ohio primarily due to bad debt expenses and a prior year adjustment to allowance for doubtful accounts.
•Depreciation and Amortization expenses increased $11 million primarily due to a higher depreciable base of transmission and distribution assets in Texas.
•Taxes Other Than Income Taxes increased $7 million primarily due to increased property taxes driven by additional investments in transmission and distribution assets and higher tax rates in Ohio.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $5 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Income Tax Expense increased $16 million primarily due to an increase in pretax book income and a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT was partially offset in Gross Margin above.

AEP TRANSMISSION HOLDCO

	Three Months Ended
	March 31,
AEP Transmission Holdco	2022	2021
	(in millions)
Transmission Revenues	$411.4	$377.0
Other Operation and Maintenance	31.7	27.2
Depreciation and Amortization	85.3	72.7
Taxes Other Than Income Taxes	67.3	59.2
Operating Income	227.1	217.9
Interest and Investment Income	0.1	0.2
Allowance for Equity Funds Used During Construction	15.6	16.7
Non-Service Cost Components of Net Periodic Benefit Cost	1.3	0.5
Interest Expense	(39.1)	(35.3)
Income Before Income Tax Expense and Equity Earnings	205.0	200.0
Income Tax Expense	50.4	45.8
Equity Earnings of Unconsolidated Subsidiary	19.1	19.0
Net Income	173.7	173.2
Net Income Attributable to Noncontrolling Interests	0.6	1.2
Earnings Attributable to AEP Common Shareholders	$173.1	$172.0

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	March 31,
	2022	2021
	(in millions)
Plant in Service	$11,870.9	$10,549.3
Construction Work in Progress	1,633.9	1,635.9
Accumulated Depreciation and Amortization	861.1	648.1
Total Transmission Property, Net	$12,643.7	$11,537.1

First Quarter of 2022 Compared to First Quarter of 2021

Reconciliation of First Quarter of 2021 to First Quarter of 2022
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

First Quarter of 2021	$172.0

Changes in Transmission Revenues:
Transmission Revenues	34.4
Total Change in Transmission Revenues	34.4

Changes in Expenses and Other:
Other Operation and Maintenance	(4.5)
Depreciation and Amortization	(12.6)
Taxes Other Than Income Taxes	(8.1)
Interest and Investment Income	(0.1)
Allowance for Equity Funds Used During Construction	(1.1)
Non-Service Cost Components of Net Periodic Pension Cost	0.8
Interest Expense	(3.8)
Total Change in Expenses and Other	(29.4)

Income Tax Expense	(4.6)
Equity Earnings of Unconsolidated Subsidiary	0.1
Net Income Attributable to Noncontrolling Interests	0.6

First Quarter of 2022	$173.1

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $34 million primarily due to continued investment in transmission assets.
Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $5 million primarily due to an increase in employee-related expenses.
•Depreciation and Amortization expenses increased $13 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $8 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $4 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $5 million primarily due to an increase in pretax book income and a decrease in parent company loss benefit.

GENERATION & MARKETING

	Three Months Ended
	March 31,
Generation & Marketing	2022	2021
	(in millions)
Revenues	$619.3	$634.2
Fuel, Purchased Electricity and Other	448.1	565.9
Gross Margin	171.2	68.3
Other Operation and Maintenance	32.5	28.2
Depreciation and Amortization	23.3	18.6
Taxes Other Than Income Taxes	3.1	2.6
Operating Income	112.3	18.9
Interest and Investment Income	2.1	0.5
Non-Service Cost Components of Net Periodic Benefit Cost	5.1	3.8
Interest Expense	(5.0)	(3.3)
Income Before Income Tax Benefit and Equity Earnings (Loss)	114.5	19.9
Income Tax Benefit	(6.7)	(15.1)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(5.2)	3.2
Net Income	116.0	38.2
Net Income Attributable to Noncontrolling Interests	1.8	1.6
Earnings Attributable to AEP Common Shareholders	$114.2	$36.6

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended March 31,
	2022	2021
	(in millions of MWhs)
Fuel Type:
Coal	1	1
Renewables	1	1
Total MWhs	2	2

First Quarter of 2022 Compared to First Quarter of 2021

Reconciliation of First Quarter of 2021 to First Quarter of 2022
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

First Quarter of 2021	$36.6

Changes in Gross Margin:
Merchant Generation	(19.2)
Renewable Generation	5.6
Retail, Trading and Marketing	116.5
Total Change in Gross Margin	102.9

Changes in Expenses and Other:
Other Operation and Maintenance	(4.3)
Depreciation and Amortization	(4.7)
Taxes Other Than Income Taxes	(0.5)
Interest and Investment Income	1.6
Non-Service Cost Components of Net Periodic Benefit Cost	1.3
Interest Expense	(1.7)
Total Change in Expenses and Other	(8.3)

Income Tax Benefit	(8.4)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(8.4)
Net Income Attributable to Noncontrolling Interests	(0.2)

First Quarter of 2022	$114.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•Merchant Generation decreased $19 million primarily due to increased outage days at Cardinal Plant and the sale of certain merchant generation assets in 2021, partially offset by higher market prices.
•Renewable Generation increased $6 million primarily due to new wind and solar projects placed in service.
•Retail, Trading and Marketing increased $117 million primarily due to higher mark-to-market economic hedge activity driven by higher commodity prices.

Expenses and Other, Income Tax Benefit and Equity Earnings (Loss) of Unconsolidated Subsidiaries changed between years as follows:

•Other Operation and Maintenance expenses increased $4 million primarily due to the following:
•A $3 million increase related to bad debt expense adjustments.
•A $2 million increase in employee-related expenses.
•Depreciation and Amortization expenses increased $5 million primarily due to a higher depreciable base from increased investments in renewable energy sources.
•Income Tax Benefit decreased $8 million primarily due to an increase in pretax book income, partially offset by an increase in PTC, a favorable discrete tax adjustment and a decrease in state income taxes.
•Equity Earnings (Loss) of Unconsolidated Subsidiaries decreased $8 million primarily due to lower revenues driven by lower wind production from jointly owned assets.

CORPORATE AND OTHER

First Quarter of 2022 Compared to First Quarter of 2021

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $18 million in 2021 to a loss of $24 million in 2022 primarily due to:

•A $16 million decrease due to lower unrealized gains relating in an investment in ChargePoint.
•A $10 million decrease primarily due to a favorable bad debt expense adjustment in 2021.
•A $9 million increase in interest expense due to higher long-term and short-term debt balances.
•An $8 million decrease in interest income due to a lower return on investments held by EIS.
•A $3 million increase in transaction costs due to the anticipated sale of the Kentucky operations.

These items were partially offset by:

•A $49 million decrease in Income Tax Expense primarily due to the following:
•A $27 million decrease due to a consolidating tax adjustment.
•An $11 million decrease due to a decrease in pretax book income.
•A $10 million decrease due to an increase in parent company loss benefit.

AEP SYSTEM INCOME TAXES

First Quarter of 2022 Compared to First Quarter of 2021

Income Tax Expense decreased $2 million primarily due to an increase in pretax book income, partially offset by an increase in PTC and a decrease in state income taxes.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheets and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	March 31, 2022		December 31, 2021
	(dollars in millions)
Long-term Debt, including amounts due within one year	$33,864.1	55.3%	$33,454.5	57.0%
Short-term Debt	3,380.3	5.5	2,614.0	4.4
Total Debt	37,244.4	60.8	36,068.5	61.4
AEP Common Equity	23,791.3	38.8	22,433.2	38.2
Noncontrolling Interests	246.8	0.4	247.0	0.4
Total Debt and Equity Capitalization	$61,282.5	100.0%	$58,748.7	100.0%

AEP’s ratio of debt-to-total capital decreased from 61.4% as of December 31, 2021 to 60.8% as of March 31, 2022 primarily due to an increase in earnings in 2022 in addition to the settlement of the forward equity purchase contracts related to the 2019 Equity Units, partially offset by an increase in debt to support distribution, transmission and renewable investment growth. See “Equity Units” section of Note 12 for additional information.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity.  As of March 31, 2022, AEP had $5 billion of revolving credit facilities to support its commercial paper program.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, leasing agreements, hybrid securities or common stock. In February 2021, severe winter weather impacted certain AEP service territories resulting in disruptions to SPP market conditions. In March 2021, AEP entered into a $500 million 364-day Term Loan and borrowed the full amount to help address the cash flow implications resulting from the February 2021 severe winter weather event. In February 2022, AEP entered into a $250 million Term Loan, maturing in September 2022, for general corporate business purposes, including the pay down of short-term debt. In March 2022, AEP extended the maturity date of the original 364-Day Term Loan to August 2022. See Note 4 - Rate Matters for additional information.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of March 31, 2022, available liquidity was approximately $3.8 billion as illustrated in the table below:

		Amount	Maturity
Commercial Paper Backup:		(in millions)
	Revolving Credit Facility	$4,000.0	March 2027	(a)
	Revolving Credit Facility	1,000.0	March 2024	(a)
	Term Loan (b)	500.0	August 2022
	Term Loan	250.0	September 2022
Cash and Cash Equivalents		675.6
Total Liquidity Sources		6,425.6
Less:	AEP Commercial Paper Outstanding	1,880.3
	Term Loan (b)	500.0
	Term Loan	250.0
Net Available Liquidity		$3,795.3
(a)In April 2022, AEP extended the maturity dates of the Revolving Credit Facilities from March 2026 to March 2027 and from March 2023 to March 2024, respectively.
(b)In March 2022, AEP extended the maturity date of the original 364-Day Term Loan to August 2022.

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during the first three months of 2022 was $2.4 billion.  The weighted-average interest rate for AEP’s commercial paper during 2022 was 0.69%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under five uncommitted facilities totaling $400 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of March 31, 2022 was $309 million with maturities ranging from April 2022 to March 2023.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in September 2021 to include a $125 million and a $625 million facility which expire in September 2023 and 2024, respectively. As of March 31, 2022, the affiliated utility subsidiaries are in compliance with all requirements under the agreement.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of March 31, 2022, this contractually-defined percentage was 57.8%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements.  This condition also applies in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

ATM Program

AEP participates in an ATM offering program that allows AEP to issue, from time to time, up to an aggregate of $1 billion of its common stock, including shares of common stock that may be sold pursuant to an equity forward sales agreement. There were no issuances under the ATM program for the three months ended March 31, 2022. As of March 31, 2022, approximately $511 million of equity is available for issuance under the ATM offering program. See Note 12 - Financing Activities for additional information.

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

In March 2019, AEP issued 16.1 million Equity Units initially in the form of corporate units, at a stated amount of $50 per unit, for a total stated amount of $805 million. Net proceeds from the issuance were approximately $785 million. Each corporate unit represents a 1/20 undivided beneficial ownership interest in $1,000 principal amount of AEP’s 3.40% Junior Subordinated Notes due in 2024 and a forward equity purchase contract which settled after three years in 2022. The proceeds from this issuance were used to support AEP’s overall capital expenditure plans including the acquisition of Sempra Renewables LLC. In January 2022, AEP successfully remarketed the notes on behalf of holders of the corporate units and did not directly receive any proceeds therefrom. Instead, the holders of the corporate units used the debt remarketing proceeds to settle the forward equity purchase contract with AEP. The interest rate on the notes was reset to 2.031% with the maturity remaining in 2024. In March 2022, AEP issued 8,970,920 shares of AEP common stock and received proceeds totaling $805 million under the settlement of the forward equity purchase contract. AEP common stock held in treasury was used to settle the forward equity purchase contract.

See Note 12 - Financing Activities for additional information.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.78 per share in April 2022. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 12 for additional information.

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

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$451.4	$438.3
Net Cash Flows from (Used for) Operating Activities	1,622.2	(117.2)
Net Cash Flows Used for Investing Activities	(2,893.2)	(1,634.2)
Net Cash Flows from Financing Activities	1,545.1	1,637.1
Net Increase (Decrease) in Cash and Cash Equivalents	274.1	(114.3)
Cash, Cash Equivalents and Restricted Cash at End of Period	$725.5	$324.0

Operating Activities

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net Income	$718.1	$578.8
Non-Cash Adjustments to Net Income (a)	766.6	762.7
Mark-to-Market of Risk Management Contracts	282.3	21.0
Property Taxes	(82.0)	(74.8)
Deferred Fuel Over/Under-Recovery, Net	(148.8)	(1,225.1)
Change in Other Noncurrent Assets	26.5	(168.9)
Change in Other Noncurrent Liabilities	36.9	83.5
Change in Certain Components of Working Capital	22.6	(94.4)
Net Cash Flows from (Used for) Operating Activities	$1,622.2	$(117.2)

(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Rockport Plant, Unit 2 Operating Lease Amortization, Deferred Income Taxes, AFUDC and Amortization of Nuclear Fuel.

Net Cash Flows from (Used for) Operating Activities increased by $1.7 billion primarily due to the following:
•A $1.1 billion increase in cash primarily due to fuel and purchased power expenses incurred in 2021 as a result of the February 2021 severe winter weather event in SPP impacting PSO and SWEPCo. PSO and SWEPCo are working with their respective regulatory commissions to determine the recovery period from customers as well as the appropriate carrying charge on the regulatory assets. See Note 4 - Rate Matters for additional information.
•A $261 million increase primarily due to collateral held against risk management contracts due to pricing movement in the commodities market.
•A $195 million increase in cash from changes in Noncurrent Assets primarily due to incremental other operation and maintenance storm restoration expenses incurred in 2021 by APCo, SWEPCo and KPCo as a result of the February 2021 severe winter weather event. KPCo intends to seek recovery of these incremental storm costs in their next base rate case while APCo is expected to seek recovery in separate filings. In October 2021, SWEPCo requested recovery of these storm costs, in addition to storm costs from Hurricanes Delta and Laura, in a filing with the LPSC. See Note 4 - Rate Matters for additional information.
•A $143 million increase in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.
•A $117 million increase in cash from the Change in Certain Components of Working Capital. The increase is primarily due to a return of margin deposits from PJM originally paid in 2021 and a decrease in employee-related payments, partially offset by a decrease due to the timing of accounts payable.

Investing Activities

	Three Months Ended March 31,
	2022	2021
	(in millions)
Construction Expenditures	$(1,686.6)	$(1,492.7)
Acquisitions of Nuclear Fuel	(31.1)	(55.9)
Acquisition of the Dry Lake Solar Project	—	(102.9)
Acquisition of the North Central Wind Energy Facilities	(1,207.3)	—
Other	31.8	17.3
Net Cash Flows Used for Investing Activities	$(2,893.2)	$(1,634.2)

Net Cash Flows Used for Investing Activities increased by $1.3 billion primarily due to the following:
•A $1.1 billion increase due to the acquisition of the North Central Wind Energy Facilities in 2022, partially offset by the acquisition of the Dry Lake Solar Project in 2021. See Note 6 - Acquisitions, Assets and Liabilities Held for Sale for additional information.
•A $194 million increase in construction expenditures, primarily due to increases in Vertically Integrated Utilities of $129 million and Transmission and Distribution Utilities of $72 million.

Financing Activities

	Three Months Ended March 31,
	2022	2021
	(in millions)
Issuance of Common Stock	$809.5	$184.6
Issuance/Retirement of Debt, Net	1,214.9	1,869.9
Dividends Paid on Common Stock	(398.8)	(372.0)
Other	(80.5)	(45.4)
Net Cash Flows from Financing Activities	$1,545.1	$1,637.1

Net Cash Flows from Financing Activities decreased by $92 million primarily due to the following:
•A $1.5 billion decrease in issuances of long-term debt. See Note 12 - Financing Activities for additional information.
This decrease in cash was partially offset by:
•A $625 million increase in issuances of common stock primarily due to the settlement of the 2019 equity units. See “Equity Units” section of Note 12 for additional information.
•A $600 million decrease in retirements of long-term debt. See Note 12 - Financing Activities for additional information.
•A $197 million increase due to changes in short-term debt. See Note 12 - Financing Activities for additional information.

See the “Long-term Debt Subsequent Events” section of Note 12 for Long-term debt and other securities issued, retired and principal payments made after March 31, 2022 through April 28, 2022, the date that the first quarter 10-Q was filed.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $7.6 billion of capital expenditures in 2022. For the four year period, 2023 through 2026, management forecasts capital expenditures of $30.7 billion. The expenditures are generally for transmission, generation, distribution, regulated renewables and required environmental investment to comply with the Federal EPA rules.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews and the ability to access capital.  Management expects to fund these capital expenditures through cash flows from operations, proceeds from the sale of Kentucky operations and competitive contracted renewables, and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged. For complete information of forecasted capital expenditures, see the “Budgeted Capital Expenditures” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report.

SIGNIFICANT CASH REQUIREMENTS

A summary of significant cash requirements is included in the 2021 Annual Report and has not changed significantly from year-end other than the debt issuances and retirements discussed in the “Cash Flow” section above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND ACCOUNTING STANDARDS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets, the accounting for pension and other postretirement benefits and the impact of new accounting standards.

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

Due to multiple defaults of market participants, ERCOT had a large outstanding unpaid balance associated with the February 2021 winter storm. A certain portion of this balance has been securitized and disbursed to impacted market participants. Financial costs associated with securitization are allocated to certain market participants and in that role AEPEP is exposed, but not materially. If the market rules were to change on how socialized losses are allocated this could affect AEPEP’s exposure. Regardless of the approach of how socialized losses are allocated there are potential downstream impacts that could push counterparties into financial distress and or bankruptcy, affecting AEPEP, AEP Texas and ETT.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2021:

MTM Risk Management Contract Net Assets (Liabilities)
Three Months Ended March 31, 2022

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2021	$59.8	$(91.4)	$275.9	$244.3
(Gain)/Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(59.4)	1.5	(15.7)	(73.6)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	0.8	0.8
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	—	132.5	132.5
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	29.3	24.0	—	53.3
MTM Risk Management Contract Net Assets Held for Sale Related to KPCo (d)	4.3	—	—	4.3
Total MTM Risk Management Contract Net Assets (Liabilities) as of March 31, 2022	$34.0	$(65.9)	$393.5	361.6
Commodity Cash Flow Hedge Contracts				511.6
Interest Rate Cash Flow Hedge Contracts				3.8
Fair Value Hedge Contracts				(81.7)
Collateral Deposits				(654.2)
Total MTM Derivative Contract Net Assets as of March 31, 2022				$141.1

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
(d)MTM risk management contract net assets relating to KPCo are classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of March 31, 2022, credit exposure net of collateral to sub investment grade counterparties was approximately 0.5%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of March 31, 2022, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$659.1	$208.3	$450.8	3	$203.5
Split Rating	0.1	—	0.1	1	0.1
Noninvestment Grade	0.1	0.1	—	—	—
No External Ratings:
Internal Investment Grade	54.9	—	54.9	3	43.3
Internal Noninvestment Grade	9.8	7.3	2.5	3	2.5
Total as of March 31, 2022	$724.0	$215.7	$508.3

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

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of March 31, 2022, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Three Months Ended				Twelve Months Ended
March 31, 2022				December 31, 2021
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.1	$1.3	$0.5	$0.1	$0.4	$3.6	$0.4	$0.1

VaR Model
Non-Trading Portfolio

Three Months Ended				Twelve Months Ended
March 31, 2022				December 31, 2021
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$12.0	$16.6	$11.5	$6.7	$8.3	$14.9	$3.7	$0.7

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. AEP has outstanding short and long-term debt which is subject to a variable rate. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the three months ended March 31, 2022 and 2021, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $37 million and $40 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2022 and 2021
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Vertically Integrated Utilities	$2,646.8	$2,504.5
Transmission and Distribution Utilities	1,242.2	1,082.3
Generation & Marketing	609.5	601.7
Other Revenues	94.1	92.6
TOTAL REVENUES	4,592.6	4,281.1

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,500.7	1,560.7
Other Operation	662.2	592.4
Maintenance	285.0	274.9
Depreciation and Amortization	792.4	696.3
Taxes Other Than Income Taxes	364.2	346.5
TOTAL EXPENSES	3,604.5	3,470.8

OPERATING INCOME	988.1	810.3

Other Income (Expense):
Other Income	2.3	21.7
Allowance for Equity Funds Used During Construction	31.0	33.4
Non-Service Cost Components of Net Periodic Benefit Cost	47.2	29.6
Interest Expense	(313.4)	(290.2)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	755.2	604.8

Income Tax Expense	52.8	54.5
Equity Earnings of Unconsolidated Subsidiaries	15.7	28.5

NET INCOME	718.1	578.8

Net Income Attributable to Noncontrolling Interests	3.4	3.8

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$714.7	$575.0

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	506,050,147	497,058,635

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.41	$1.16

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	507,658,522	498,164,219

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.41	$1.15

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income	$718.1	$578.8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $65.9 and $15.0 in 2022 and 2021, Respectively	248.0	56.3
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.6) and $(0.5) in 2022 and 2021, Respectively,	(2.2)	(2.0)

TOTAL OTHER COMPREHENSIVE INCOME	245.8	54.3

TOTAL COMPREHENSIVE INCOME	963.9	633.1

Total Comprehensive Income Attributable To Noncontrolling Interests	3.4	3.8

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$960.5	$629.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2020	516.8	$3,359.3	$6,588.9	$10,687.8		$(85.1)	$223.6	$20,774.5

Issuance of Common Stock	2.7	17.1	167.5					184.6
Common Stock Dividends				(369.5)	(a)		(2.5)	(372.0)
Other Changes in Equity			(21.9)	(0.6)			3.4	(19.1)
Acquisition of Dry Lake Solar Project							18.9	18.9
Net Income				575.0			3.8	578.8
Other Comprehensive Income						54.3		54.3
TOTAL EQUITY – MARCH 31, 2021	519.5	$3,376.4	$6,734.5	$10,892.7		$(30.8)	$247.2	$21,220.0

TOTAL EQUITY – DECEMBER 31, 2021	524.4	$3,408.7	$7,172.6	$11,667.1		$184.8	$247.0	$22,680.2

Issuance of Common Stock	0.4	2.4	807.1					809.5
Common Stock Dividends				(395.2)	(a)		(3.6)	(398.8)
Other Changes in Equity			(15.2)	(1.5)			—	(16.7)
Net Income				714.7			3.4	718.1
Other Comprehensive Income						245.8		245.8
TOTAL EQUITY – MARCH 31, 2022	524.8	$3,411.1	$7,964.5	$11,985.1		$430.6	$246.8	$24,038.1

(a)    Cash dividends declared per AEP common share were $0.78 and $0.74 for the three months ended March 31, 2022 and 2021.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(in millions)
(Unaudited)

	March 31,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$675.6	$403.4
Restricted Cash (March 31, 2022 and December 31, 2021 Amounts Include $49.9 and $48, Respectively, Related to Transition Funding, Restoration Funding and Appalachian Consumer Rate Relief Funding)	49.9	48.0
Other Temporary Investments (March 31, 2022 and December 31, 2021 Amounts Include $203.3 and $214.8, Respectively, Related to EIS and Transource Energy)	208.5	220.4
Accounts Receivable:
Customers	743.1	720.9
Accrued Unbilled Revenues	205.8	204.4
Pledged Accounts Receivable – AEP Credit	990.2	1,038.0
Miscellaneous	51.9	33.9
Allowance for Uncollectible Accounts	(54.4)	(55.6)
Total Accounts Receivable	1,936.6	1,941.6
Fuel	270.4	307.9
Materials and Supplies	696.4	681.3
Risk Management Assets	310.7	194.4
Accrued Tax Benefits	67.5	121.5
Regulatory Asset for Under-Recovered Fuel Costs	840.7	647.8
Assets Held for Sale	2,972.6	2,919.7
Prepayments and Other Current Assets	239.1	323.2
TOTAL CURRENT ASSETS	8,268.0	7,809.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	24,386.6	23,088.1
Transmission	30,305.9	29,911.1
Distribution	24,759.2	24,440.0
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	5,756.0	5,682.9
Construction Work in Progress	3,967.3	3,684.3
Total Property, Plant and Equipment	89,175.0	86,806.4
Accumulated Depreciation and Amortization	21,297.0	20,805.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	67,878.0	66,001.3

OTHER NONCURRENT ASSETS
Regulatory Assets	4,087.6	4,142.3
Securitized Assets	527.6	552.8
Spent Nuclear Fuel and Decommissioning Trusts	3,678.4	3,867.0
Goodwill	52.5	52.5
Long-term Risk Management Assets	260.8	267.0
Operating Lease Assets	646.2	578.3
Deferred Charges and Other Noncurrent Assets	4,432.3	4,398.3
TOTAL OTHER NONCURRENT ASSETS	13,685.4	13,858.2

TOTAL ASSETS	$89,831.4	$87,668.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2022 and December 31, 2021
(in millions, except per-share and share amounts)
(Unaudited)

			March 31,	December 31,
			2022	2021
CURRENT LIABILITIES
Accounts Payable			$1,694.3	$2,054.6
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			750.0	750.0
Other Short-term Debt			2,630.3	1,864.0
Total Short-term Debt			3,380.3	2,614.0
Long-term Debt Due Within One Year (March 31, 2022 and December 31, 2021 Amounts Include $238.4 and $190.5, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			3,008.4	2,153.8
Risk Management Liabilities			130.0	75.4
Customer Deposits			356.2	321.6
Accrued Taxes			1,485.2	1,586.4
Accrued Interest			339.1	273.2
Obligations Under Operating Leases			95.0	97.6
Liabilities Held for Sale			1,873.7	1,880.9
Other Current Liabilities			1,206.4	1,369.2
TOTAL CURRENT LIABILITIES			13,568.6	12,426.7

NONCURRENT LIABILITIES
Long-term Debt (March 31, 2022 and December 31, 2021 Amounts Include $743.5 and $840.5, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			30,855.7	31,300.7
Long-term Risk Management Liabilities			300.4	230.3
Deferred Income Taxes			8,324.9	8,202.5
Regulatory Liabilities and Deferred Investment Tax Credits			8,486.6	8,686.3
Asset Retirement Obligations			2,750.0	2,676.2
Employee Benefits and Pension Obligations			315.3	328.4
Obligations Under Operating Leases			563.3	492.8
Deferred Credits and Other Noncurrent Liabilities			573.4	601.3
TOTAL NONCURRENT LIABILITIES			52,169.6	52,518.5

TOTAL LIABILITIES			65,738.2	64,945.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			55.1	43.3
TOTAL MEZZANINE EQUITY			55.1	43.3

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2022	2021
Shares Authorized	600,000,000	600,000,000
Shares Issued	524,777,416	524,416,175
(11,233,240 Shares and 20,204,160 Shares were Held in Treasury as of March 31, 2022 and December 31, 2021, Respectively)			3,411.1	3,408.7
Paid-in Capital			7,964.5	7,172.6
Retained Earnings			11,985.1	11,667.1
Accumulated Other Comprehensive Income (Loss)			430.6	184.8
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			23,791.3	22,433.2

Noncontrolling Interests			246.8	247.0

TOTAL EQUITY			24,038.1	22,680.2

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$89,831.4	$87,668.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net Income	$718.1	$578.8
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	792.4	696.3
Rockport Rent, Unit 2 Operating Lease Amortization	—	32.8
Deferred Income Taxes	(17.7)	44.3
Allowance for Equity Funds Used During Construction	(31.0)	(33.4)
Mark-to-Market of Risk Management Contracts	282.3	21.0
Amortization of Nuclear Fuel	22.9	22.7
Property Taxes	(82.0)	(74.8)
Deferred Fuel Over/Under-Recovery, Net	(148.8)	(1,225.1)
Change in Other Noncurrent Assets	26.5	(168.9)
Change in Other Noncurrent Liabilities	36.9	83.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(24.3)	(12.9)
Fuel, Materials and Supplies	27.6	39.5
Accounts Payable	(1.0)	171.8
Accrued Taxes, Net	(51.8)	(80.8)
Other Current Assets	133.9	(26.3)
Other Current Liabilities	(61.8)	(185.7)
Net Cash Flows from (Used for) Operating Activities	1,622.2	(117.2)

INVESTING ACTIVITIES
Construction Expenditures	(1,686.6)	(1,492.7)
Purchases of Investment Securities	(508.5)	(337.6)
Sales of Investment Securities	497.4	325.5
Acquisitions of Nuclear Fuel	(31.1)	(55.9)
Acquisition of the Dry Lake Solar Project	—	(102.9)
Acquisition of the North Central Wind Energy Facilities	(1,207.3)	—
Other Investing Activities	42.9	29.4
Net Cash Flows Used for Investing Activities	(2,893.2)	(1,634.2)

FINANCING ACTIVITIES
Issuance of Common Stock	809.5	184.6
Issuance of Long-term Debt	499.6	1,951.5
Issuance of Short-term Debt with Original Maturities greater than 90 Days	271.0	644.2
Change in Short-term Debt with Original Maturities less than 90 Days, Net	710.3	16.9
Retirement of Long-term Debt	(51.0)	(650.7)
Redemption of Short-term Debt with Original Maturities Greater than 90 Days	(215.0)	(92.0)
Principal Payments for Finance Lease Obligations	(14.7)	(15.0)
Dividends Paid on Common Stock	(398.8)	(372.0)
Other Financing Activities	(65.8)	(30.4)
Net Cash Flows from Financing Activities	1,545.1	1,637.1

Net Increase (Decrease) in Cash and Cash Equivalents	274.1	(114.3)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	451.4	438.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$725.5	$324.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$233.9	$220.5
Net Cash Paid (Received) for Income Taxes	6.9	(0.2)
Noncash Acquisitions Under Finance Leases	7.2	9.0
Construction Expenditures Included in Current Liabilities as of March 31,	758.6	762.7
Acquisition of Nuclear Fuel Included in Current Liabilities as of March 31,	—	6.7
Noncontrolling Interest Assumed - Dry Lake Solar Project	—	18.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TEXAS INC.
AND SUBSIDIARIES

AEP TEXAS INC. AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2022	2021
	(in millions of KWhs)
Retail:
Residential	2,843	2,818
Commercial	2,148	2,074
Industrial	2,427	1,880
Miscellaneous	141	137
Total Retail	7,559	6,909

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2022	2021
	(in degree days)
Actual – Heating (a)	278	315
Normal – Heating (b)	190	185

Actual – Cooling (c)	88	137
Normal – Cooling (b)	126	126

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 70 degree temperature base.

First Quarter of 2022 Compared to First Quarter of 2021

AEP Texas Inc. and Subsidiaries
Reconciliation of First Quarter of 2021 to First Quarter of 2022
Net Income
(in millions)

First Quarter of 2021	$46.1

Changes in Revenues:
Retail Revenues	39.4
Transmission Revenues	21.1
Other Revenues	(8.0)
Total Change in Revenues	52.5

Changes in Expenses and Other:
Other Operation and Maintenance	(7.1)
Depreciation and Amortization	(11.3)
Taxes Other Than Income Taxes	(1.0)
Interest Income	(0.1)
Allowance for Equity Funds Used During Construction	0.2
Non-Service Cost Components of Net Periodic Benefit Cost	1.4
Interest Expense	(2.5)
Total Change in Expenses and Other	(20.4)

Income Tax Expense	(8.6)

First Quarter of 2022	$69.6

The major components of the increase in revenues were as follows:

•Retail Revenues increased $39 million primarily due to the following:
•A $17 million increase due to prior year refunds of Excess ADIT to customers. This increase was offset in Income Tax Expense below.
•An $8 million increase from interim rate increases driven by increased distribution investment.
•A $6 million increase from interim rate increases driven by increased transmission investment.
•A $6 million increase in revenue from rate riders. This increase was partially offset in other expense items below.
•A $6 million increase in weather-normalized revenues primarily in the residential and commercial classes.
These increases were partially offset by:
•A $4 million decrease in weather-related usage primarily due to a 36% decrease in cooling degree days.
•Transmission Revenues increased $21 million primarily due to the following:
•A $17 million increase from interim rate increases driven by increased transmission investment.
•A $4 million increase due to prior year refunds to customers associated with the most recent base rate case. This increase was offset in Other Revenues below.
•Other Revenues decreased $8 million primarily due to prior year refunds to customers associated with the most recent base rate case. This decrease was partially offset in Retail Revenues and Transmission Revenues above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $7 million primarily due to the following:
•A $3 million increase in vegetation management expenses.
•A $3 million increase in employee-related expenses.
•Depreciation and Amortization expenses increased $11 million primarily due to a higher depreciable base of transmission and distribution assets.
•Income Tax Expense increased $9 million primarily due to an increase in pretax book income and a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT is partially offset above in Retail Revenues.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Electric Transmission and Distribution	$414.7	$361.7
Sales to AEP Affiliates	0.9	1.0
Other Revenues	1.1	1.5
TOTAL REVENUES	416.7	364.2

EXPENSES
Other Operation	125.8	122.2
Maintenance	22.6	19.1
Depreciation and Amortization	108.8	97.5
Taxes Other Than Income Taxes	37.3	36.3
TOTAL EXPENSES	294.5	275.1

OPERATING INCOME	122.2	89.1

Other Income (Expense):
Interest Income	0.1	0.2
Allowance for Equity Funds Used During Construction	4.3	4.1
Non-Service Cost Components of Net Periodic Benefit Cost	4.2	2.8
Interest Expense	(45.5)	(43.0)

INCOME BEFORE INCOME TAX EXPENSE	85.3	53.2

Income Tax Expense	15.7	7.1

NET INCOME	$69.6	$46.1

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income	$69.6	$46.1

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 in 2022 and 2021, Respectively	0.3	0.3

TOTAL COMPREHENSIVE INCOME	$69.9	$46.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$1,457.9	$1,757.0	$(8.9)	$3,206.0

Net Income		46.1		46.1
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	$1,457.9	$1,803.1	$(8.6)	$3,252.4

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$1,553.9	$2,046.8	$(6.5)	$3,594.2

Net Income		69.6		69.6
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2022	$1,553.9	$2,116.4	$(6.2)	$3,664.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(in millions)
(Unaudited)

	March 31,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (March 31, 2022 and December 31, 2021 Amounts Include $39.9 and $30.4, Respectively, Related to Transition Funding and Restoration Funding)	39.9	30.4
Advances to Affiliates	6.8	6.9
Accounts Receivable:
Customers	149.4	123.4
Affiliated Companies	6.1	7.9
Accrued Unbilled Revenues	73.9	77.9
Miscellaneous	0.1	—
Allowance for Uncollectible Accounts	(4.1)	(4.0)
Total Accounts Receivable	225.4	205.2
Materials and Supplies	78.8	73.9
Risk Management Assets	0.2	—
Accrued Tax Benefits	16.3	24.8
Prepayments and Other Current Assets	16.8	5.9
TOTAL CURRENT ASSETS	384.3	347.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	5,963.6	5,849.9
Distribution	4,995.4	4,917.2
Other Property, Plant and Equipment	982.7	961.1
Construction Work in Progress	586.0	551.3
Total Property, Plant and Equipment	12,527.7	12,279.5
Accumulated Depreciation and Amortization	1,685.6	1,644.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	10,842.1	10,635.4

OTHER NONCURRENT ASSETS
Regulatory Assets	277.7	275.2
Securitized Assets (March 31, 2022 and December 31, 2021 Amounts Include $348.9 and $367.6, Respectively, Related to Transition Funding and Restoration Funding)	348.9	367.6
Deferred Charges and Other Noncurrent Assets	289.6	211.3
TOTAL OTHER NONCURRENT ASSETS	916.2	854.1

TOTAL ASSETS	$12,142.6	$11,836.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2022 and December 31, 2021
(in millions)
(Unaudited)

	March 31,	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$262.2	$26.9
Accounts Payable:
General	237.3	306.3
Affiliated Companies	30.2	32.5
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2022 and December 31, 2021 Amounts Include $91.3 and $91, Respectively, Related to Transition Funding and Restoration Funding)	841.3	716.0
Accrued Taxes	122.7	93.3
Accrued Interest (March 31, 2022 and December 31, 2021 Amounts Include $2.7 and $2.3, Respectively, Related to Transition Funding and Restoration Funding)	59.0	44.7
Obligations Under Operating Leases	14.0	14.0
Other Current Liabilities	113.8	78.0
TOTAL CURRENT LIABILITIES	1,680.5	1,311.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (March 31, 2022 and December 31, 2021 Amounts Include $302.2 and $313.7, Respectively, Related to Transition Funding and Restoration Funding)	4,329.3	4,464.8
Deferred Income Taxes	1,096.2	1,088.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,248.6	1,242.0
Obligations Under Operating Leases	58.5	61.3
Deferred Credits and Other Noncurrent Liabilities	65.4	73.8
TOTAL NONCURRENT LIABILITIES	6,798.0	6,930.8

TOTAL LIABILITIES	8,478.5	8,242.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	1,553.9	1,553.9
Retained Earnings	2,116.4	2,046.8
Accumulated Other Comprehensive Income (Loss)	(6.2)	(6.5)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,664.1	3,594.2

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$12,142.6	$11,836.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net Income	$69.6	$46.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	108.8	97.5
Deferred Income Taxes	7.0	1.7
Allowance for Equity Funds Used During Construction	(4.3)	(4.1)
Mark-to-Market of Risk Management Contracts	(0.2)	—
Property Taxes	(79.5)	(71.1)
Change in Other Noncurrent Assets	(17.0)	(14.8)
Change in Other Noncurrent Liabilities	5.8	14.7
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(20.2)	(6.8)
Materials and Supplies	(4.9)	0.3
Accounts Payable	9.6	1.4
Accrued Taxes, Net	37.9	34.1
Other Current Assets	0.8	0.3
Other Current Liabilities	16.5	(15.2)
Net Cash Flows from Operating Activities	129.9	84.1

INVESTING ACTIVITIES
Construction Expenditures	(356.6)	(295.1)
Change in Advances to Affiliates, Net	0.1	0.3
Other Investing Activities	13.7	17.0
Net Cash Flows Used for Investing Activities	(342.8)	(277.8)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	235.3	216.9
Retirement of Long-term Debt – Nonaffiliated	(11.4)	(11.2)
Principal Payments for Finance Lease Obligations	(1.7)	(1.7)
Other Financing Activities	0.2	0.3
Net Cash Flows from Financing Activities	222.4	204.3

Net Increase in Cash, Cash Equivalents and Restricted Cash	9.5	10.6
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	30.5	28.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$40.0	$39.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$29.9	$30.0
Noncash Acquisitions Under Finance Leases	0.6	0.8
Construction Expenditures Included in Current Liabilities as of March 31,	147.6	120.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of March 31,
	2022	2021
	(in millions)
Plant In Service	$11,466.5	$10,144.5
Construction Work in Progress	1,527.8	1,549.5
Accumulated Depreciation and Amortization	830.5	623.6
Total Transmission Property, Net	$12,163.8	$11,070.4

First Quarter of 2022 Compared to First Quarter of 2021

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of First Quarter of 2021 to First Quarter of 2022
Net Income
(in millions)

First Quarter of 2021	$151.7

Changes in Transmission Revenues:
Transmission Revenues	38.7
Total Change in Transmission Revenues	38.7

Changes in Expenses and Other:
Other Operation and Maintenance	(4.1)
Depreciation and Amortization	(12.5)
Taxes Other Than Income Taxes	(7.8)
Allowance for Equity Funds Used During Construction	(1.1)
Interest Expense	(3.6)
Total Change in Expenses and Other	(29.1)

Income Tax Expense	(5.9)

First Quarter of 2022	$155.4

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $39 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $4 million primarily due to an increase in employee-related expenses.
•Depreciation and Amortization expenses increased $13 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $8 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $4 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $6 million primarily due to an increase in pretax book income and a decrease in parent company loss benefit.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Transmission Revenues	$75.7	$76.0
Sales to AEP Affiliates	324.7	285.6
Other Revenues	—	0.1
TOTAL REVENUES	400.4	361.7

EXPENSES
Other Operation	25.5	21.1
Maintenance	3.3	3.6
Depreciation and Amortization	83.1	70.6
Taxes Other Than Income Taxes	65.6	57.8
TOTAL EXPENSES	177.5	153.1

OPERATING INCOME	222.9	208.6

Other Income (Expense):
Interest Income - Affiliated	0.1	0.1
Allowance for Equity Funds Used During Construction	15.6	16.7
Interest Expense	(37.7)	(34.1)

INCOME BEFORE INCOME TAX EXPENSE	200.9	191.3

Income Tax Expense	45.5	39.6

NET INCOME	$155.4	$151.7

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2020	$2,765.6	$1,947.3	$4,712.9

Capital Contribution from Member	124.0		124.0
Net Income		151.7	151.7
TOTAL MEMBER'S EQUITY – MARCH 31, 2021	$2,889.6	$2,099.0	$4,988.6

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2021	$2,949.6	$2,426.5	$5,376.1

Dividends Paid to Member		(40.0)	(40.0)
Net Income		155.4	155.4
TOTAL MEMBER'S EQUITY – MARCH 31, 2022	$2,949.6	$2,541.9	$5,491.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(in millions)
(Unaudited)

	March 31,	December 31,
	2022	2021
CURRENT ASSETS
Advances to Affiliates	$3.1	$27.2
Accounts Receivable:
Customers	29.5	22.5
Affiliated Companies	110.6	96.1
Total Accounts Receivable	140.1	118.6
Materials and Supplies	10.1	9.3
Assets Held for Sale	169.9	167.9
Prepayments and Other Current Assets	2.4	8.3
TOTAL CURRENT ASSETS	325.6	331.3

TRANSMISSION PROPERTY
Transmission Property	11,037.6	10,886.3
Other Property, Plant and Equipment	428.9	427.4
Construction Work in Progress	1,527.8	1,394.8
Total Transmission Property	12,994.3	12,708.5
Accumulated Depreciation and Amortization	830.5	772.8
TOTAL TRANSMISSION PROPERTY – NET	12,163.8	11,935.7

OTHER NONCURRENT ASSETS
Regulatory Assets	6.4	8.5
Deferred Property Taxes	214.4	245.7
Deferred Charges and Other Noncurrent Assets	4.2	3.2
TOTAL OTHER NONCURRENT ASSETS	225.0	257.4

TOTAL ASSETS	$12,714.4	$12,524.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
March 31, 2022 and December 31, 2021
(in millions)
(Unaudited)

	March 31,	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$322.2	$124.0
Accounts Payable:
General	295.9	460.1
Affiliated Companies	77.2	69.9
Long-term Debt Due Within One Year – Nonaffiliated	104.0	104.0
Accrued Taxes	420.2	479.0
Accrued Interest	48.3	28.4
Obligations Under Operating Leases	1.1	0.9
Liabilities Held for Sale	27.6	27.6
Other Current Liabilities	19.3	3.0
TOTAL CURRENT LIABILITIES	1,315.8	1,296.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,240.5	4,239.9
Deferred Income Taxes	990.0	962.9
Regulatory Liabilities	660.5	644.1
Obligations Under Operating Leases	1.9	1.3
Deferred Credits and Other Noncurrent Liabilities	14.2	3.2
TOTAL NONCURRENT LIABILITIES	5,907.1	5,851.4

TOTAL LIABILITIES	7,222.9	7,148.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	2,949.6	2,949.6
Retained Earnings	2,541.9	2,426.5
TOTAL MEMBER’S EQUITY	5,491.5	5,376.1

TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,714.4	$12,524.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net Income	$155.4	$151.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	83.1	70.6
Deferred Income Taxes	23.1	8.3
Allowance for Equity Funds Used During Construction	(15.6)	(16.7)
Property Taxes	31.3	30.0
Change in Other Noncurrent Assets	2.1	1.4
Change in Other Noncurrent Liabilities	11.8	0.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(21.8)	(16.5)
Materials and Supplies	(0.8)	(0.3)
Accounts Payable	3.6	(18.9)
Accrued Taxes, Net	(53.7)	(35.1)
Accrued Interest	20.4	24.3
Other Current Assets	0.5	0.9
Other Current Liabilities	(0.6)	1.4
Net Cash Flows from Operating Activities	238.8	201.7

INVESTING ACTIVITIES
Construction Expenditures	(417.1)	(400.5)
Change in Advances to Affiliates, Net	22.6	3.0
Other Investing Activities	(1.7)	(0.8)
Net Cash Flows Used for Investing Activities	(396.2)	(398.3)

FINANCING ACTIVITIES
Capital Contributions from Member	—	124.0
Change in Advances from Affiliates, Net	197.4	72.6
Dividends Paid to Member	(40.0)	—
Net Cash Flows from Financing Activities	157.4	196.6

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$16.4	$8.9
Construction Expenditures Included in Current Liabilities as of March 31,	214.6	244.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2022	2021
	(in millions of KWhs)
Retail:
Residential	3,532	3,695
Commercial	1,519	1,457
Industrial	2,219	2,078
Miscellaneous	213	200
Total Retail	7,483	7,430

Wholesale	363	948

Total KWhs	7,846	8,378

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2022	2021
	(in degree days)
Actual – Heating (a)	1,274	1,284
Normal – Heating (b)	1,319	1,315

Actual – Cooling (c)	2	4
Normal – Cooling (b)	6	6

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2022 Compared to First Quarter of 2021

Appalachian Power Company and Subsidiaries
Reconciliation of First Quarter of 2021 to First Quarter of 2022
Net Income
(in millions)

First Quarter of 2021	$122.5

Changes in Gross Margin:
Retail Margins	70.0
Margins from Off-system Sales	(1.5)
Transmission Revenues	4.0
Other Revenues	1.3
Total Change in Gross Margin	73.8

Changes in Expenses and Other:
Other Operation and Maintenance	(43.4)
Depreciation and Amortization	(9.4)
Taxes Other Than Income Taxes	(2.5)
Interest Income	(0.2)
Allowance for Equity Funds Used During Construction	(1.5)
Non-Service Cost Components of Net Periodic Benefit Cost	2.6
Interest Expense	0.6
Total Change in Expenses and Other	(53.8)

Income Tax Expense	(22.3)

First Quarter of 2022	$120.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $70 million primarily due to the following:
•A $45 million increase due to rider revenues in Virginia and West Virginia. This increase was partially offset in other expense items below.
•A $16 million increase in weather-normalized margins primarily in the residential and commercial classes.
•A $10 million increase due to lower customer refunds related to Tax Reform. This increase was partially offset in Income Tax Expense below.
•Transmission Revenues increased $4 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:
•Other Operation and Maintenance expenses increased $43 million primarily due to the following:
•A $43 million increase in recoverable PJM transmission expenses. This increase was partially offset in Retail Margins above.
•A $7 million increase in maintenance expenses at various generation plants.
These increases were partially offset by:
•A $4 million decrease in transmission formula rate true-up activity. This decrease was partially offset in Retail Margins above.
•Depreciation and Amortization expenses increased $9 million primarily due to a higher depreciable base.
•Income Tax Expense increased $22 million primarily due to a decrease in amortization of Excess ADIT, an increase in pretax book income and a decrease in parent company loss benefit. The decrease in amortization of Excess ADIT was partially offset in Retail Margins above.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$847.1	$764.2
Sales to AEP Affiliates	56.9	50.1
Other Revenues	3.3	2.7
TOTAL REVENUES	907.3	817.0

EXPENSES
Fuel and Other Consumables Used for Electric Generation	60.7	163.9
Purchased Electricity for Resale	209.8	90.1
Other Operation	184.9	150.4
Maintenance	74.1	65.2
Depreciation and Amortization	145.2	135.8
Taxes Other Than Income Taxes	40.2	37.7
TOTAL EXPENSES	714.9	643.1

OPERATING INCOME	192.4	173.9

Other Income (Expense):
Interest Income	0.1	0.3
Allowance for Equity Funds Used During Construction	2.0	3.5
Non-Service Cost Components of Net Periodic Benefit Cost	7.3	4.7
Interest Expense	(54.3)	(54.9)

INCOME BEFORE INCOME TAX EXPENSE	147.5	127.5

Income Tax Expense	27.3	5.0

NET INCOME	$120.2	$122.5

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income	$120.2	$122.5

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $2.4 in 2022 and 2021, Respectively	(0.2)	9.0
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.3) and $(0.3) in 2022 and 2021, Respectively	(1.1)	(1.1)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1.3)	7.9

TOTAL COMPREHENSIVE INCOME	$118.9	$130.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2020	$260.4	$1,828.7	$2,248.0	$7.2	$4,344.3

Common Stock Dividends			(12.5)		(12.5)
Net Income			122.5		122.5
Other Comprehensive Income				7.9	7.9
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2021	$260.4	$1,828.7	$2,358.0	$15.1	$4,462.2

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2021	$260.4	$1,828.7	$2,534.4	$24.4	$4,647.9

Common Stock Dividends			(18.8)		(18.8)
Net Income			120.2		120.2
Other Comprehensive Loss				(1.3)	(1.3)
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2022	$260.4	$1,828.7	$2,635.8	$23.1	$4,748.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(in millions)
(Unaudited)

	March 31,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$6.0	$2.5
Restricted Cash for Securitized Funding	10.0	17.6
Advances to Affiliates	19.7	20.8
Accounts Receivable:
Customers	142.7	158.5
Affiliated Companies	76.4	129.9
Accrued Unbilled Revenues	51.9	54.0
Miscellaneous	0.5	0.2
Allowance for Uncollectible Accounts	(2.1)	(1.6)
Total Accounts Receivable	269.4	341.0
Fuel	48.4	67.1
Materials and Supplies	109.0	109.8
Risk Management Assets	7.0	42.0
Regulatory Asset for Under-Recovered Fuel Costs	301.6	201.3
Margin Deposits	10.5	71.8
Prepayments and Other Current Assets	28.4	51.4
TOTAL CURRENT ASSETS	810.0	925.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,697.1	6,683.9
Transmission	4,363.2	4,322.4
Distribution	4,729.9	4,683.3
Other Property, Plant and Equipment	699.1	696.6
Construction Work in Progress	530.4	469.9
Total Property, Plant and Equipment	17,019.7	16,856.1
Accumulated Depreciation and Amortization	5,146.4	5,051.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	11,873.3	11,804.3

OTHER NONCURRENT ASSETS
Regulatory Assets	733.9	757.6
Securitized Assets	178.8	185.1
Employee Benefits and Pension Assets	224.2	220.5
Operating Lease Assets	63.8	66.9
Deferred Charges and Other Noncurrent Assets	140.3	129.2
TOTAL OTHER NONCURRENT ASSETS	1,341.0	1,359.3

TOTAL ASSETS	$14,024.3	$14,088.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2022 and December 31, 2021
(Unaudited)

	March 31,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$35.5	$199.3
Accounts Payable:
General	254.4	262.2
Affiliated Companies	118.8	118.6
Long-term Debt Due Within One Year – Nonaffiliated	480.9	480.7
Customer Deposits	75.1	73.9
Accrued Taxes	125.0	119.7
Accrued Interest	79.0	47.9
Obligations Under Operating Leases	14.9	15.1
Other Current Liabilities	90.5	98.5
TOTAL CURRENT LIABILITIES	1,274.1	1,415.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,446.3	4,458.2
Deferred Income Taxes	1,819.0	1,804.7
Regulatory Liabilities and Deferred Investment Tax Credits	1,210.3	1,238.8
Asset Retirement Obligations	402.5	394.9
Employee Benefits and Pension Obligations	40.9	41.5
Obligations Under Operating Leases	49.4	52.4
Deferred Credits and Other Noncurrent Liabilities	33.8	34.6
TOTAL NONCURRENT LIABILITIES	8,002.2	8,025.1

TOTAL LIABILITIES	9,276.3	9,441.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,828.7	1,828.7
Retained Earnings	2,635.8	2,534.4
Accumulated Other Comprehensive Income (Loss)	23.1	24.4
TOTAL COMMON SHAREHOLDER’S EQUITY	4,748.0	4,647.9

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$14,024.3	$14,088.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net Income	$120.2	$122.5
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	145.2	135.8
Deferred Income Taxes	4.1	(1.7)
Allowance for Equity Funds Used During Construction	(2.0)	(3.5)
Mark-to-Market of Risk Management Contracts	34.3	12.1
Deferred Fuel Over/Under-Recovery, Net	(100.3)	(6.4)
Change in Other Noncurrent Assets	1.4	(54.3)
Change in Other Noncurrent Liabilities	(20.4)	6.8
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	72.4	25.1
Fuel, Materials and Supplies	19.5	25.2
Margin Deposits	61.4	(5.2)
Accounts Payable	33.6	46.0
Accrued Taxes, Net	26.1	8.2
Other Current Assets	2.3	1.6
Other Current Liabilities	18.3	3.1
Net Cash Flows from Operating Activities	416.1	315.3

INVESTING ACTIVITIES
Construction Expenditures	(233.9)	(187.5)
Change in Advances to Affiliates, Net	1.1	(239.7)
Other Investing Activities	9.7	6.6
Net Cash Flows Used for Investing Activities	(223.1)	(420.6)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	—	494.3
Change in Advances from Affiliates, Net	(163.8)	(18.6)
Retirement of Long-term Debt – Nonaffiliated	(12.7)	(362.5)
Principal Payments for Finance Lease Obligations	(2.0)	(1.9)
Dividends Paid on Common Stock	(18.8)	(12.5)
Other Financing Activities	0.2	0.2
Net Cash Flows from (Used for) Financing Activities	(197.1)	99.0

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(4.1)	(6.3)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	20.1	22.7
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$16.0	$16.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$21.0	$28.9
Noncash Acquisitions Under Finance Leases	0.3	0.4
Construction Expenditures Included in Current Liabilities as of March 31,	94.9	96.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2022	2021
	(in millions of KWhs)
Retail:
Residential	1,539	1,532
Commercial	1,119	1,078
Industrial	1,790	1,802
Miscellaneous	16	17
Total Retail	4,464	4,429

Wholesale	1,957	1,945

Total KWhs	6,421	6,374

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2022	2021
	(in degree days)
Actual – Heating (a)	2,240	2,056
Normal – Heating (b)	2,171	2,170

Actual – Cooling (c)	—	—
Normal – Cooling (b)	1	1

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2022 Compared to First Quarter of 2021

Indiana Michigan Power Company and Subsidiaries
Reconciliation of First Quarter of 2021 to First Quarter of 2022
Net Income
(in millions)

First Quarter of 2021	$70.8

Changes in Gross Margin:
Retail Margins	31.8
Margins from Off-system Sales	0.7
Transmission Revenues	1.6
Other Revenues	(1.0)
Total Change in Gross Margin	33.1

Changes in Expenses and Other:
Other Operation and Maintenance	13.3
Depreciation and Amortization	(25.7)
Taxes Other Than Income Taxes	1.0
Other Income	(0.4)
Non-Service Cost Components of Net Periodic Benefit Cost	2.2
Interest Expense	(3.0)
Total Change in Expenses and Other	(12.6)

Income Tax Expense	(1.8)

First Quarter of 2022	$89.5

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $32 million primarily due to the following:
•A $20 million increase primarily due to an increase in rider revenues and a prior year provision for refund. This increase was partially offset in other expense items below.
•A $7 million increase in weather-normalized retail margins primarily in commercial and industrial classes.
•A $5 million increase in weather-related usage primarily due to a 9% increase in heating degree days.
•Other Revenues decreased $1 million primarily due to a $5 million decrease in barging revenues by River Transportation Division (RTD), partially offset by a $4 million increase due to the sale of allowances. The decrease in RTD barging revenues was partially offset in Other Operation and Maintenance expenses below and the increase due to the sale of emission allowances was partially offset in Retail Margins above.

Expenses and Other and Income Taxes Expense changed between years as follows:

•Other Operation and Maintenance expenses decreased $13 million primarily due to the following:
•A $17 million decrease in steam generation expenses primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021. This decrease was partially offset in Depreciation Expense below.
•A $5 million decrease in nonutility operation expenses primarily due to a decrease in RTD expenses. This decrease was partially offset in Other Revenues above.
•A $4 million decrease due to an increased Nuclear Electric Insurance Limited distribution in 2022.
These decreases were partially offset by:
•A $7 million increase in transmission expenses primarily due to a $10 million increase in recoverable PJM expenses partially offset by a $2 million decrease in formula rate true up activity. The increase in recoverable PJM expenses was partially offset in Retail Margins above.

•A $3 million increase in nuclear expenses at the Cook Plant primarily due to various maintenance activities.
•Depreciation and Amortization expenses increased $26 million primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021, and a higher depreciable base. The increase resulting from the lease modification was partially offset in Other Operation and Maintenance above.
•Income Tax Expense increased $2 million primarily due to an increase in pretax book income and a decrease in parent company loss benefit, partially offset by an increase in amortization of Excess ADIT and an increase in flow through tax benefits. The increase in amortization of Excess ADIT is partially offset in Retail Margins above.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$612.0	$547.7
Sales to AEP Affiliates	2.0	0.8
Other Revenues – Affiliated	8.4	14.3
Other Revenues – Nonaffiliated	2.8	1.7
TOTAL REVENUES	625.2	564.5

EXPENSES
Fuel and Other Consumables Used for Electric Generation	50.0	36.3
Purchased Electricity for Resale	55.7	47.3
Purchased Electricity from AEP Affiliates	57.1	51.6
Other Operation	139.3	154.6
Maintenance	51.0	49.0
Depreciation and Amortization	134.9	109.2
Taxes Other Than Income Taxes	25.2	26.2
TOTAL EXPENSES	513.2	474.2

OPERATING INCOME	112.0	90.3

Other Income (Expense):
Other Income	2.6	3.0
Non-Service Cost Components of Net Periodic Benefit Cost	6.3	4.1
Interest Expense	(30.3)	(27.3)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	90.6	70.1

Income Tax Expense (Benefit)	1.1	(0.7)

NET INCOME	$89.5	$70.8

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income	$89.5	$70.8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 in 2022 and 2021, Respectively	0.4	0.5
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 in 2022 and 2021, Respectively	(0.1)	—

TOTAL OTHER COMPREHENSIVE INCOME	0.3	0.5

TOTAL COMPREHENSIVE INCOME	$89.8	$71.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2020	$56.6	$980.9	$1,718.7	$(7.0)	$2,749.2

Common Stock Dividends			(25.0)		(25.0)
Net Income			70.8		70.8
Other Comprehensive Income				0.5	0.5
TOTAL COMMON SHAREHOLDER'S EQUITY -MARCH 31, 2021	$56.6	$980.9	$1,764.5	$(6.5)	$2,795.5

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2021	$56.6	$980.9	$1,748.5	$(1.3)	$2,784.7

Common Stock Dividends			(25.0)		(25.0)
Net Income			89.5		89.5
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2022	$56.6	$980.9	$1,813.0	$(1.0)	$2,849.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(in millions)
(Unaudited)

	March 31,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$3.3	$1.3
Advances to Affiliates	21.5	21.5
Accounts Receivable:
Customers	42.4	40.6
Affiliated Companies	50.9	78.2
Miscellaneous	2.5	2.5
Allowance for Uncollectible Accounts	—	(0.1)
Total Accounts Receivable	95.8	121.2
Fuel	54.8	56.8
Materials and Supplies	170.7	175.2
Risk Management Assets	1.5	3.3
Regulatory Asset for Under-Recovered Fuel Costs	4.6	6.4
Prepayments and Other Current Assets	47.2	53.7
TOTAL CURRENT ASSETS	399.4	439.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,535.2	5,531.8
Transmission	1,787.6	1,783.1
Distribution	2,847.7	2,800.1
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	802.3	792.9
Construction Work in Progress	331.1	302.8
Total Property, Plant and Equipment	11,303.9	11,210.7
Accumulated Depreciation, Depletion and Amortization	3,991.7	3,899.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,312.2	7,310.9

OTHER NONCURRENT ASSETS
Regulatory Assets	408.4	410.9
Spent Nuclear Fuel and Decommissioning Trusts	3,678.4	3,867.0
Operating Lease Assets	56.8	63.5
Deferred Charges and Other Noncurrent Assets	301.9	316.5
TOTAL OTHER NONCURRENT ASSETS	4,445.5	4,657.9

TOTAL ASSETS	$12,157.1	$12,408.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2022 and December 31, 2021
(dollars in millions)
(Unaudited)

	March 31,	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$73.6	$93.3
Accounts Payable:
General	153.9	174.4
Affiliated Companies	97.1	94.9
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2022 and December 31, 2021 Amounts Include $52 and $65, Respectively, Related to DCC Fuel)	304.0	67.0
Risk Management Liabilities	0.4	5.0
Customer Deposits	48.5	45.2
Accrued Taxes	117.3	106.5
Accrued Interest	24.7	37.0
Obligations Under Finance Leases	130.7	130.5
Obligations Under Operating Leases	13.4	15.5
Regulatory Liability for Over-Recovered Fuel Costs	5.8	1.5
Other Current Liabilities	87.0	123.2
TOTAL CURRENT LIABILITIES	1,056.4	894.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,867.7	3,128.0
Deferred Income Taxes	1,102.2	1,100.2
Regulatory Liabilities and Deferred Investment Tax Credits	2,218.2	2,447.9
Asset Retirement Obligations	1,966.6	1,946.2
Obligations Under Operating Leases	44.3	48.9
Deferred Credits and Other Noncurrent Liabilities	52.2	58.3
TOTAL NONCURRENT LIABILITIES	8,251.2	8,729.5

TOTAL LIABILITIES	9,307.6	9,623.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	980.9	980.9
Retained Earnings	1,813.0	1,748.5
Accumulated Other Comprehensive Income (Loss)	(1.0)	(1.3)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,849.5	2,784.7

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$12,157.1	$12,408.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net Income	$89.5	$70.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	134.9	109.2
Rockport Plant, Unit 2 Operating Lease Amortization	—	16.6
Deferred Income Taxes	(11.5)	(12.1)
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	(6.5)	4.9
Allowance for Equity Funds Used During Construction	(2.9)	(3.5)
Mark-to-Market of Risk Management Contracts	(2.8)	2.7
Amortization of Nuclear Fuel	22.9	22.7
Deferred Fuel Over/Under-Recovery, Net	6.1	(9.3)
Change in Other Noncurrent Assets	(5.2)	2.6
Change in Other Noncurrent Liabilities	2.4	24.1
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	25.9	14.4
Fuel, Materials and Supplies	6.3	8.8
Accounts Payable	3.8	(14.8)
Accrued Taxes, Net	22.3	21.6
Other Current Assets	15.3	5.2
Other Current Liabilities	(53.6)	(45.8)
Net Cash Flows from Operating Activities	246.9	218.1

INVESTING ACTIVITIES
Construction Expenditures	(129.9)	(120.2)
Purchases of Investment Securities	(507.7)	(336.9)
Sales of Investment Securities	493.5	320.0
Acquisitions of Nuclear Fuel	(31.1)	(55.9)
Other Investing Activities	0.3	3.2
Net Cash Flows Used for Investing Activities	(174.9)	(189.8)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	(19.7)	21.6
Retirement of Long-term Debt – Nonaffiliated	(23.8)	(24.1)
Principal Payments for Finance Lease Obligations	(1.6)	(1.5)
Dividends Paid on Common Stock	(25.0)	(25.0)
Other Financing Activities	0.1	0.2
Net Cash Flows Used for Financing Activities	(70.0)	(28.8)

Net Increase (Decrease) in Cash and Cash Equivalents	2.0	(0.5)
Cash and Cash Equivalents at Beginning of Period	1.3	3.3
Cash and Cash Equivalents at End of Period	$3.3	$2.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$41.6	$42.0
Noncash Acquisitions Under Finance Leases	0.3	2.4
Construction Expenditures Included in Current Liabilities as of March 31,	60.7	50.5
Acquisition of Nuclear Fuel Included in Current Liabilities as of March 31,	—	6.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2022	2021
	(in millions of KWhs)
Retail:
Residential	4,134	4,106
Commercial	3,851	3,502
Industrial	3,503	3,401
Miscellaneous	30	29
Total Retail (a)	11,518	11,038

Wholesale (b)	571	603

Total KWhs	12,089	11,641

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2022	2021
	(in degree days)
Actual – Heating (a)	1,864	1,777
Normal – Heating (b)	1,886	1,883

Actual – Cooling (c)	1	—
Normal – Cooling (b)	3	3

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2022 Compared to First Quarter of 2021

Ohio Power Company and Subsidiaries
Reconciliation of First Quarter of 2021 to First Quarter of 2022
Net Income
(in millions)

First Quarter of 2021	$68.2

Changes in Gross Margin:
Retail Margins	71.5
Margins from Off-system Sales	12.7
Transmission Revenues	3.0
Other Revenues	(8.3)
Total Change in Gross Margin	78.9

Changes in Expenses and Other:
Other Operation and Maintenance	(54.7)
Depreciation and Amortization	0.2
Taxes Other Than Income Taxes	(5.7)
Interest Income	(0.1)
Carrying Costs Income	(0.4)
Allowance for Equity Funds Used During Construction	0.3
Non-Service Cost Components of Net Periodic Benefit Cost	1.8
Interest Expense	2.4
Total Change in Expenses and Other	(56.2)

Income Tax Expense	(7.7)

First Quarter of 2022	$83.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $72 million primarily due to the following:
•A $42 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $19 million increase in weather-normalized retail margins primarily in the commercial class partially offset by residential and industrial classes.
•A $12 million increase related to various rider revenues. This increase was partially offset in Margins from Off-system Sales, Other Revenues and other expense items below.
•Margins from Off-system Sales increased $13 million primarily due to an increase in off-system sales at OVEC driven by higher market prices. This increase was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues increased $3 million primarily due to continued investment in transmission assets.
•Other Revenues decreased $8 million primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs. This decrease was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $55 million primarily due to the following:
•A $34 million increase in transmission expenses, primarily due to a $36 million increase in recoverable PJM expenses, partially offset by a $4 million decrease in transmission formula rate true-up activity. The recoverable PJM expenses were offset in Retail Margins above.
•A $6 million increase in remitted Universal Service Fund surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset in Retail Margins above.
•A $5 million increase in factored customer accounts receivable expenses primarily due to bad debt expenses and a prior year adjustment to allowance for doubtful accounts.
•Taxes Other Than Income Taxes increased $6 million primarily due to increased property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Income Tax Expense increased $8 million primarily due to an increase in pretax book income and a favorable discrete adjustment recorded in 2021 that did not recur in 2022.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Electricity, Transmission and Distribution	$824.2	$716.7
Sales to AEP Affiliates	3.7	4.8
Other Revenues	2.1	2.4
TOTAL REVENUES	830.0	723.9

EXPENSES
Purchased Electricity for Resale	226.3	175.3
Purchased Electricity from AEP Affiliates	6.3	30.1
Other Operation	237.6	184.6
Maintenance	40.4	38.7
Depreciation and Amortization	74.9	75.1
Taxes Other Than Income Taxes	127.0	121.3
TOTAL EXPENSES	712.5	625.1

OPERATING INCOME	117.5	98.8

Other Income (Expense):
Interest Income	0.1	0.2
Carrying Costs Income	0.1	0.5
Allowance for Equity Funds Used During Construction	3.0	2.7
Non-Service Cost Components of Net Periodic Benefit Cost	5.5	3.7
Interest Expense	(29.2)	(31.6)

INCOME BEFORE INCOME TAX EXPENSE	97.0	74.3

Income Tax Expense	13.8	6.1

NET INCOME	$83.2	$68.2

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$321.2	$838.8	$1,532.7	$2,692.7

Common Stock Dividends			(21.9)	(21.9)
Net Income			68.2	68.2
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	$321.2	$838.8	$1,579.0	$2,739.0

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$321.2	$838.8	$1,686.3	$2,846.3

Common Stock Dividends			(15.0)	(15.0)
Net Income			83.2	83.2
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2022	$321.2	$838.8	$1,754.5	$2,914.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(in millions)
(Unaudited)

	March 31,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$7.4	$3.0
Advances to Affiliates	—	42.0
Accounts Receivable:
Customers	84.8	71.6
Affiliated Companies	77.6	71.8
Accrued Unbilled Revenues	14.7	1.3
Miscellaneous	3.0	5.9
Allowance for Uncollectible Accounts	(0.1)	(0.6)
Total Accounts Receivable	180.0	150.0
Materials and Supplies	80.0	74.1
Renewable Energy Credits	40.2	30.5
Prepayments and Other Current Assets	19.3	27.9
TOTAL CURRENT ASSETS	326.9	327.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	3,028.0	2,992.8
Distribution	6,141.3	6,070.6
Other Property, Plant and Equipment	996.9	992.9
Construction Work in Progress	385.2	365.0
Total Property, Plant and Equipment	10,551.4	10,421.3
Accumulated Depreciation and Amortization	2,483.9	2,458.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,067.5	7,963.0

OTHER NONCURRENT ASSETS
Regulatory Assets	279.4	293.0
Operating Lease Assets	79.2	81.2
Deferred Charges and Other Noncurrent Assets	505.1	601.1
TOTAL OTHER NONCURRENT ASSETS	863.7	975.3

TOTAL ASSETS	$9,258.1	$9,265.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2022 and December 31, 2021
(Unaudited)

	March 31,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$55.7	$—
Accounts Payable:
General	201.8	213.5
Affiliated Companies	117.6	125.4
Long-term Debt Due Within One Year – Nonaffiliated	0.1	0.1
Risk Management Liabilities	1.5	6.7
Customer Deposits	90.5	66.4
Accrued Taxes	544.2	702.4
Obligations Under Operating Leases	13.2	13.1
Other Current Liabilities	137.1	118.1
TOTAL CURRENT LIABILITIES	1,161.7	1,245.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,968.9	2,968.4
Long-term Risk Management Liabilities	67.0	85.8
Deferred Income Taxes	1,014.7	1,000.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,033.9	1,020.9
Obligations Under Operating Leases	66.6	68.6
Deferred Credits and Other Noncurrent Liabilities	30.8	29.2
TOTAL NONCURRENT LIABILITIES	5,181.9	5,173.8

TOTAL LIABILITIES	6,343.6	6,419.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock –No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	838.8	838.8
Retained Earnings	1,754.5	1,686.3
TOTAL COMMON SHAREHOLDER’S EQUITY	2,914.5	2,846.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$9,258.1	$9,265.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net Income	$83.2	$68.2
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	74.9	75.1
Deferred Income Taxes	9.5	4.5
Allowance for Equity Funds Used During Construction	(3.0)	(2.7)
Mark-to-Market of Risk Management Contracts	(24.0)	(6.3)
Property Taxes	87.0	78.3
Change in Other Noncurrent Assets	(1.2)	(20.9)
Change in Other Noncurrent Liabilities	11.0	3.8
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(28.8)	(31.8)
Materials and Supplies	(5.0)	(3.7)
Accounts Payable	4.0	(6.4)
Customer Deposits	24.1	(0.7)
Accrued Taxes, Net	(158.3)	(144.7)
Other Current Assets	13.5	(0.2)
Other Current Liabilities	20.3	(1.3)
Net Cash Flows from Operating Activities	107.2	11.2

INVESTING ACTIVITIES
Construction Expenditures	(188.7)	(178.2)
Change in Advances to Affiliates, Net	42.0	(0.5)
Other Investing Activities	4.2	2.6
Net Cash Flows Used for Investing Activities	(142.5)	(176.1)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	—	445.8
Change in Advances from Affiliates, Net	55.7	(259.2)
Principal Payments for Finance Lease Obligations	(1.2)	(1.2)
Dividends Paid on Common Stock	(15.0)	(21.9)
Other Financing Activities	0.2	0.1
Net Cash Flows from Financing Activities	39.7	163.6

Net Increase (Decrease) in Cash and Cash Equivalents	4.4	(1.3)
Cash and Cash Equivalents at Beginning of Period	3.0	7.4
Cash and Cash Equivalents at End of Period	$7.4	$6.1

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$19.5	$15.8
Noncash Acquisitions Under Finance Leases	0.6	0.4
Construction Expenditures Included in Current Liabilities as of March 31,	67.0	72.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2022	2021
	(in millions of KWhs)
Retail:
Residential	1,558	1,577
Commercial	1,120	1,050
Industrial	1,386	1,304
Miscellaneous	283	270
Total Retail	4,347	4,201

Wholesale	343	67

Total KWhs	4,690	4,268

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2022	2021
	(in degree days)
Actual – Heating (a)	1,134	1,150
Normal – Heating (b)	1,040	1,033

Actual – Cooling (c)	11	7
Normal – Cooling (b)	17	17

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2022 Compared to First Quarter of 2021

Public Service Company of Oklahoma
Reconciliation of First Quarter of 2021 to First Quarter of 2022
Net Income (Loss)
(in millions)

First Quarter of 2021	$(2.7)

Changes in Gross Margin:
Retail Margins (a)	24.4
Transmission Revenues	0.1
Other Revenues	(0.8)
Total Change in Gross Margin	23.7

Changes in Expenses and Other:
Other Operation and Maintenance	(10.7)
Depreciation and Amortization	(2.8)
Taxes Other Than Income Taxes	(1.7)
Interest Income	1.6
Allowance for Equity Funds Used During Construction	0.7
Non-Service Cost Components of Net Periodic Benefit Cost	1.0
Interest Expense	(4.5)
Total Change in Expenses and Other	(16.4)

Income Tax Expense	1.2

First Quarter of 2022	$5.8

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $24 million primarily due to the following:
•A $27 million increase primarily due to a $15 million increase in rider revenues and a $12 million increase in base rate revenues. These increases were partially offset in other expense items below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $11 million primarily due to the following:
•A $6 million increase in transmission expense primarily due to a $14 million increase in transmission investment offset by an $8 million decrease in recoverable SPP transmission expense. The recoverable SPP transmission expense was partially offset in Retail Margins above.
•A $2 million increase in employee-related expenses.
•Interest Expense increased $5 million due to higher long-term debt balances.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$386.4	$293.6
Sales to AEP Affiliates	0.6	1.0
Other Revenues	0.6	1.5
TOTAL REVENUES	387.6	296.1

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	188.7	120.9
Other Operation	88.8	79.1
Maintenance	25.4	24.4
Depreciation and Amortization	52.7	49.9
Taxes Other Than Income Taxes	14.2	12.5
TOTAL EXPENSES	369.8	286.8

OPERATING INCOME	17.8	9.3

Other Income (Expense):
Interest Income	1.7	0.1
Allowance for Equity Funds Used During Construction	1.1	0.4
Non-Service Cost Components of Net Periodic Benefit Cost	3.1	2.1
Interest Expense	(18.9)	(14.4)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	4.8	(2.5)

Income Tax Expense (Benefit)	(1.0)	0.2

NET INCOME (LOSS)	$5.8	$(2.7)

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income (Loss)	$5.8	$(2.7)

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 in 2022 and 2021, Respectively	—	(0.1)

TOTAL COMPREHENSIVE INCOME (LOSS)	$5.8	$(2.8)

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2020	$157.2	$414.0	$974.3	$0.1	$1,545.6

Capital Contribution from Parent		425.0			425.0
Net Loss			(2.7)		(2.7)
Other Comprehensive Loss				(0.1)	(0.1)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2021	$157.2	$839.0	$971.6	$—	$1,967.8

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2021	$157.2	$1,039.0	$1,095.4	$—	$2,291.6

Net Income			5.8		5.8
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2022	$157.2	$1,039.0	$1,101.2	$—	$2,297.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(in millions)
(Unaudited)

	March 31,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$2.9	$1.3
Accounts Receivable:
Customers	40.7	41.5
Affiliated Companies	24.6	35.0
Miscellaneous	0.3	0.6
Total Accounts Receivable	65.6	77.1
Fuel	8.5	14.5
Materials and Supplies	63.1	56.2
Risk Management Assets	6.7	12.1
Accrued Tax Benefits	2.4	17.6
Regulatory Asset for Under-Recovered Fuel Costs	219.2	194.6
Prepayments and Other Current Assets	11.4	13.4
TOTAL CURRENT ASSETS	379.8	386.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	2,375.5	1,802.4
Transmission	1,115.4	1,107.7
Distribution	3,040.2	3,004.9
Other Property, Plant and Equipment	447.7	437.0
Construction Work in Progress	165.3	156.0
Total Property, Plant and Equipment	7,144.1	6,508.0
Accumulated Depreciation and Amortization	1,739.6	1,705.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,404.5	4,802.8

OTHER NONCURRENT ASSETS
Regulatory Assets	1,042.0	1,037.4
Employee Benefits and Pension Assets	96.0	95.2
Operating Lease Assets	107.9	68.9
Deferred Charges and Other Noncurrent Assets	47.1	7.9
TOTAL OTHER NONCURRENT ASSETS	1,293.0	1,209.4

TOTAL ASSETS	$7,077.3	$6,399.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2022 and December 31, 2021
(Unaudited)

	March 31,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$211.8	$72.3
Accounts Payable:
General	127.7	157.4
Affiliated Companies	42.3	51.0
Long-term Debt Due Within One Year – Nonaffiliated	625.5	125.5
Risk Management Liabilities	0.1	3.7
Customer Deposits	58.2	56.2
Accrued Taxes	57.0	27.0
Obligations Under Operating Leases	7.7	6.9
Other Current Liabilities	59.7	62.7
TOTAL CURRENT LIABILITIES	1,190.0	562.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,788.1	1,788.0
Deferred Income Taxes	779.0	782.3
Regulatory Liabilities and Deferred Investment Tax Credits	831.3	835.3
Asset Retirement Obligations	71.1	57.5
Obligations Under Operating Leases	100.9	62.2
Deferred Credits and Other Noncurrent Liabilities	19.5	19.4
TOTAL NONCURRENT LIABILITIES	3,589.9	3,544.7

TOTAL LIABILITIES	4,779.9	4,107.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	1,039.0	1,039.0
Retained Earnings	1,101.2	1,095.4
TOTAL COMMON SHAREHOLDER’S EQUITY	2,297.4	2,291.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$7,077.3	$6,399.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net Income (Loss)	$5.8	$(2.7)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	52.7	49.9
Deferred Income Taxes	(17.4)	(0.8)
Allowance for Equity Funds Used During Construction	(1.1)	(0.4)
Mark-to-Market of Risk Management Contracts	1.8	4.8
Property Taxes	(37.8)	(32.8)
Deferred Fuel Over/Under-Recovery, Net	(26.4)	(703.5)
Change in Other Noncurrent Assets	(3.9)	(7.3)
Change in Other Noncurrent Liabilities	6.2	1.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	11.5	(11.2)
Fuel, Materials and Supplies	—	4.5
Accounts Payable	(20.8)	15.2
Accrued Taxes, Net	45.2	22.4
Other Current Assets	1.9	(0.3)
Other Current Liabilities	(1.8)	(24.7)
Net Cash Flows from (Used for) Operating Activities	15.9	(685.4)

INVESTING ACTIVITIES
Construction Expenditures	(104.1)	(79.9)
Acquisition of the North Central Wind Energy Facilities	(549.3)	—
Other Investing Activities	0.4	0.5
Net Cash Flows Used for Investing Activities	(653.0)	(79.4)

FINANCING ACTIVITIES
Capital Contributions from Parent	—	425.0
Issuance of Long-term Debt – Nonaffiliated	500.0	500.0
Change in Advances from Affiliates, Net	139.5	90.3
Retirement of Long-term Debt – Nonaffiliated	(0.1)	(250.1)
Principal Payments for Finance Lease Obligations	(0.8)	(0.9)
Other Financing Activities	0.1	0.3
Net Cash Flows from Financing Activities	638.7	764.6

Net Increase (Decrease) in Cash and Cash Equivalents	1.6	(0.2)
Cash and Cash Equivalents at Beginning of Period	1.3	2.6
Cash and Cash Equivalents at End of Period	$2.9	$2.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$21.3	$16.9
Noncash Acquisitions Under Finance Leases	0.3	1.0
Construction Expenditures Included in Current Liabilities as of March 31,	37.1	22.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2022	2021
	(in millions of KWhs)
Retail:
Residential	1,636	1,700
Commercial	1,266	1,209
Industrial	1,115	971
Miscellaneous	18	18
Total Retail	4,035	3,898

Wholesale	1,759	1,541

Total KWhs	5,794	5,439

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2022	2021
	(in degree days)
Actual – Heating (a)	694	763
Normal – Heating (b)	700	697

Actual – Cooling (c)	30	45
Normal – Cooling (b)	40	40

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

First Quarter of 2022 Compared to First Quarter of 2021

Reconciliation of First Quarter of 2021 to First Quarter of 2022
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

First Quarter of 2021	$62.4

Changes in Gross Margin:
Retail Margins (a)	(12.4)
Margins from Off-system Sales	(13.1)
Transmission Revenues	6.0
Other Revenues	(0.2)
Total Change in Gross Margin	(19.7)

Changes in Expenses and Other:
Other Operation and Maintenance	2.7
Depreciation and Amortization	(8.2)
Taxes Other Than Income Taxes	0.2
Interest Income	2.6
Allowance for Equity Funds Used During Construction	(0.5)
Non-Service Cost Components of Net Periodic Benefit Cost	1.0
Interest Expense	(3.8)
Total Change in Expenses and Other	(6.0)

Income Tax Expense	7.8
Equity Earnings of Unconsolidated Subsidiary	(0.4)

First Quarter of 2022	$44.1

(a)Includes firm wholesale sales to municipals and cooperatives.
The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins decreased $12 million primarily due to the following:
•A $21 million decrease in municipal and cooperative revenues primarily due to the February 2021 severe winter weather event.
•A $6 million decrease in recoverable fuel costs primarily due to timing of recovery.
•A $4 million decrease in weather-related usage primarily due to a 9% decrease in heating degree days.
These decreases were partially offset by:
•A $10 million increase primarily due to a base rate revenue increase in Texas and rider increases in all retail jurisdictions. These increases were partially offset in other expense items below.
•A $9 million increase in weather-normalized margins.
•Margins from Off-system Sales decreased $13 million primarily due to Turk Plant merchant sales as a result of the February 2021 severe winter weather event.
•Transmission Revenues increased $6 million primarily due to transmission investment.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses decreased $3 million primarily due to the following:
•A $5 million decrease in generation plant maintenance expenses.
•A $3 million decrease in distribution expense primarily driven by prior year storm expenses.
These decreases were partially offset by:

•A $4 million increase in transmission expense primarily due to an increase in vegetation management expenses.
•Depreciation and Amortization expenses increased $8 million primarily due to the implementation of new rates in Texas and a higher depreciable base.
•Interest Expense increased $4 million primarily due to higher long-term debt balances.
•Income Tax Expense decreased $8 million primarily due to an increase in PTC and a decrease in pretax book income, partially offset by a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT was partially offset in Retail Margins above.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$484.2	$607.7
Sales to AEP Affiliates	10.0	7.8
Other Revenues	0.6	0.6
TOTAL REVENUES	494.8	616.1

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	198.2	299.8
Other Operation	91.5	90.3
Maintenance	30.1	34.0
Depreciation and Amortization	77.8	69.6
Taxes Other Than Income Taxes	29.8	30.0
TOTAL EXPENSES	427.4	523.7

OPERATING INCOME	67.4	92.4

Other Income (Expense):
Interest Income	3.6	1.0
Allowance for Equity Funds Used During Construction	1.6	2.1
Non-Service Cost Components of Net Periodic Benefit Cost	3.1	2.1
Interest Expense	(33.1)	(29.3)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	42.6	68.3

Income Tax Expense (Benefit)	(2.2)	5.6
Equity Earnings of Unconsolidated Subsidiary	0.3	0.7

NET INCOME	45.1	63.4

Net Income Attributable to Noncontrolling Interest	1.0	1.0

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$44.1	$62.4

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net Income	$45.1	$63.4

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0.1 in 2022 and 2021, Respectively	0.1	0.4
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.1) in 2022 and 2021, Respectively	(0.4)	(0.4)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(0.3)	—

TOTAL COMPREHENSIVE INCOME	44.8	63.4

Total Comprehensive Income Attributable to Noncontrolling Interest	1.0	1.0

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$43.8	$62.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2020	$0.1	$812.2	$1,811.9	$1.9	$1.6	$2,627.7

Capital Contribution from Parent		100.0				100.0
Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income			62.4		1.0	63.4
TOTAL EQUITY – MARCH 31, 2021	$0.1	$912.2	$1,874.3	$1.9	$1.6	$2,790.1

TOTAL EQUITY – DECEMBER 31, 2021	$0.1	$1,092.2	$2,050.9	$6.7	$(0.1)	$3,149.8

Capital Contribution from Parent		350.0				350.0
Common Stock Dividends – Nonaffiliated					(0.8)	(0.8)
Net Income			44.1		1.0	45.1
Other Comprehensive Loss				(0.3)		(0.3)
TOTAL EQUITY – MARCH 31, 2022	$0.1	$1,442.2	$2,095.0	$6.4	$0.1	$3,543.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2022 and December 31, 2021
(in millions)
(Unaudited)

	March 31,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents (March 31, 2022 and December 31, 2021 Amounts Include $54.8 and $49.9, Respectively, Related to Sabine)	$58.1	$51.2
Advances to Affiliates	2.1	155.9
Accounts Receivable:
Customers	31.5	35.8
Affiliated Companies	28.4	38.3
Miscellaneous	18.9	12.3
Total Accounts Receivable	78.8	86.4
Fuel (March 31, 2022 and December 31, 2021 Amounts Include $19.5 and $13.1, Respectively, Related to Sabine)	81.5	82.2
Materials and Supplies (March 31, 2022 and December 31, 2021 Amounts Include $11 and $12, Respectively, Related to Sabine)	84.3	81.9
Risk Management Assets	15.8	9.8
Accrued Tax Benefits	13.2	17.8
Regulatory Asset for Under-Recovered Fuel Costs	209.8	143.9
Prepayments and Other Current Assets	34.2	39.4
TOTAL CURRENT ASSETS	577.8	668.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,434.3	4,734.5
Transmission	2,357.2	2,316.9
Distribution	2,548.3	2,514.3
Other Property, Plant and Equipment (March 31, 2022 and December 31, 2021 Amounts Include $219.9 and $219.9, Respectively, Related to Sabine)	781.5	764.0
Construction Work in Progress	213.8	240.7
Total Property, Plant and Equipment	11,335.1	10,570.4
Accumulated Depreciation and Amortization (March 31, 2022 and December 31, 2021 Amounts Include $179.3 and $168.1, Respectively, Related to Sabine)	3,247.8	3,170.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,087.3	7,400.1

OTHER NONCURRENT ASSETS
Regulatory Assets	962.3	1,005.3
Deferred Charges and Other Noncurrent Assets	338.4	251.8
TOTAL OTHER NONCURRENT ASSETS	1,300.7	1,257.1

TOTAL ASSETS	$9,965.8	$9,325.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2022 and December 31, 2021
(Unaudited)

	March 31,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$202.9	$—
Accounts Payable:
General	125.1	163.6
Affiliated Companies	42.7	61.4
Long-term Debt Due Within One Year – Nonaffiliated	6.2	6.2
Risk Management Liabilities	—	2.1
Customer Deposits	64.1	62.4
Accrued Taxes	115.4	44.3
Accrued Interest	29.4	36.0
Obligations Under Operating Leases	8.5	8.1
Other Current Liabilities	108.0	154.6
TOTAL CURRENT LIABILITIES	702.3	538.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,387.9	3,389.0
Deferred Income Taxes	1,084.5	1,087.6
Regulatory Liabilities and Deferred Investment Tax Credits	822.1	806.9
Asset Retirement Obligations	219.8	192.7
Employee Benefits and Pension Obligations	21.0	20.3
Obligations Under Operating Leases	124.2	77.7
Deferred Credits and Other Noncurrent Liabilities	60.2	63.0
TOTAL NONCURRENT LIABILITIES	5,719.7	5,637.2

TOTAL LIABILITIES	6,422.0	6,175.9

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	1,442.2	1,092.2
Retained Earnings	2,095.0	2,050.9
Accumulated Other Comprehensive Income (Loss)	6.4	6.7
TOTAL COMMON SHAREHOLDER’S EQUITY	3,543.7	3,149.9

Noncontrolling Interest	0.1	(0.1)

TOTAL EQUITY	3,543.8	3,149.8

TOTAL LIABILITIES AND EQUITY	$9,965.8	$9,325.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 115.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net Income	$45.1	$63.4
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	77.8	69.6
Deferred Income Taxes	(9.5)	8.6
Allowance for Equity Funds Used During Construction	(1.6)	(2.1)
Mark-to-Market of Risk Management Contracts	(7.0)	1.1
Property Taxes	(64.5)	(61.6)
Deferred Fuel Over/Under-Recovery, Net	9.2	(461.1)
Change in Regulatory Assets	(3.5)	(89.1)
Change in Other Noncurrent Assets	33.4	6.1
Change in Other Noncurrent Liabilities	16.7	16.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	7.6	(105.8)
Fuel, Materials and Supplies	(0.6)	0.4
Accounts Payable	(35.1)	95.1
Accrued Taxes, Net	75.7	73.9
Other Current Assets	3.8	8.2
Other Current Liabilities	(56.7)	(51.0)
Net Cash Flows from (Used for) Operating Activities	90.8	(427.7)

INVESTING ACTIVITIES
Construction Expenditures	(129.5)	(91.4)
Change in Advances to Affiliates, Net	153.8	—
Acquisition of the North Central Wind Energy Facilities	(658.0)	—
Other Investing Activities	1.9	0.1
Net Cash Flows Used for Investing Activities	(631.8)	(91.3)

FINANCING ACTIVITIES
Capital Contribution from Parent	350.0	100.0
Issuance of Long-term Debt – Nonaffiliated	—	496.8
Change in Short-term Debt – Nonaffiliated	—	(30.0)
Change in Advances from Affiliates, Net	202.9	(37.7)
Retirement of Long-term Debt – Nonaffiliated	(1.6)	(1.6)
Principal Payments for Finance Lease Obligations	(2.7)	(2.6)
Dividends Paid on Common Stock – Nonaffiliated	(0.8)	(1.0)
Other Financing Activities	0.1	0.1
Net Cash Flows from Financing Activities	547.9	524.0

Net Increase in Cash and Cash Equivalents	6.9	5.0
Cash and Cash Equivalents at Beginning of Period	51.2	13.2
Cash and Cash Equivalents at End of Period	$58.1	$18.2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$37.7	$39.7
Noncash Acquisitions Under Finance Leases	1.0	1.5
Construction Expenditures Included in Current Liabilities as of March 31,	47.8	40.2

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair statement of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three months ended March 31, 2022 is not necessarily indicative of results that may be expected for the year ending December 31, 2022.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2021 financial statements and notes thereto, which are included in the Registrants’ Annual Reports on Form 10-K as filed with the SEC on February 24, 2022.

AEP System Tax Allocation

The Registrant Subsidiaries join in the filing of a consolidated tax return. Historically, the allocation of the AEP System’s current consolidated federal income tax to the AEP System companies allocated the benefit of current tax loss of the parent company (Parent Company Loss Benefit) to the AEP System subsidiaries through a reduction of current tax expense. In 2022, AEP and subsidiaries changed accounting for the Parent Company Loss Benefit from a reduction of current tax expense to an allocation through equity. The impact of this change is immaterial to the Registrant Subsidiaries’ financial statements.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted-average outstanding common shares, assuming conversion of all potentially dilutive stock awards.

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended March 31,
	2022		2021
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$714.7		$575.0

Weighted-Average Number of Basic AEP Common Shares Outstanding	506.1	$1.41	497.1	$1.16
Weighted-Average Dilutive Effect of Stock-Based Awards	1.6	—	1.1	(0.01)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	507.7	$1.41	498.2	$1.15

Equity Units are potentially dilutive securities and were excluded from the calculation of diluted EPS for the three months ended March 31, 2022 and 2021, as the dilutive stock price threshold was not met. See Note 12 - Financing Activities for more information related to Equity Units.

There were no antidilutive shares outstanding as of March 31, 2022 and 2021, respectively.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	March 31, 2022
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$675.6	$0.1	$6.0
Restricted Cash	49.9	39.9	10.0
Total Cash, Cash Equivalents and Restricted Cash	$725.5	$40.0	$16.0

	December 31, 2021
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$403.4	$0.1	$2.5
Restricted Cash	48.0	30.4	17.6
Total Cash, Cash Equivalents and Restricted Cash	$451.4	$30.5	$20.1

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

3.  COMPREHENSIVE INCOME

The disclosures in this note apply to all Registrants except AEPTCo and OPCo.

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI and details of reclassifications from AOCI.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 7 - Benefit Plans for additional information.

AEP

	Cash Flow Hedges			Pension
Three Months Ended March 31, 2022	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$163.7	$(21.3)		$42.4	$184.8
Change in Fair Value Recognized in AOCI	278.2	6.8	(a)	—	285.0
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	(0.1)	—		—	(0.1)
Purchased Electricity for Resale (b)	(47.9)	—		—	(47.9)
Interest Expense (b)	—	1.1		—	1.1
Amortization of Prior Service Cost (Credit)	—	—		(4.9)	(4.9)
Amortization of Actuarial (Gains) Losses	—	—		2.1	2.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(48.0)	1.1		(2.8)	(49.7)
Income Tax (Expense) Benefit	(10.1)	0.2		(0.6)	(10.5)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(37.9)	0.9		(2.2)	(39.2)
Net Current Period Other Comprehensive Income (Loss)	240.3	7.7		(2.2)	245.8
Balance in AOCI as of March 31, 2022	$404.0	$(13.6)		$40.2	$430.6

	Cash Flow Hedges			Pension
Three Months Ended March 31, 2021	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(60.6)	$(47.5)		$23.0	$(85.1)
Change in Fair Value Recognized in AOCI	177.3	13.1	(a)	—	190.4
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	0.8	—		—	0.8
Purchased Electricity for Resale (b)	(172.0)	—		—	(172.0)
Interest Expense (b)	—	1.5		—	1.5
Amortization of Prior Service Cost (Credit)	—	—		(4.8)	(4.8)
Amortization of Actuarial (Gains) Losses	—	—		2.3	2.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(171.2)	1.5		(2.5)	(172.2)
Income Tax (Expense) Benefit	(36.0)	0.4		(0.5)	(36.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(135.2)	1.1		(2.0)	(136.1)
Net Current Period Other Comprehensive Income (Loss)	42.1	14.2		(2.0)	54.3
Balance in AOCI as of March 31, 2021	$(18.5)	$(33.3)		$21.0	$(30.8)

AEP Texas

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$(1.3)	$(5.2)	$(6.5)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.4	—	0.4
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.4	—	0.4
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.3	—	0.3
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of March 31, 2022	$(1.0)	$(5.2)	$(6.2)

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(2.3)	$(6.6)	$(8.9)
Change in Fair Value Recognized in AOCI	0.1	—	0.1
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.3	—	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.3	—	0.3
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.2	—	0.2
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of March 31, 2021	$(2.0)	$(6.6)	$(8.6)

APCo
	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$7.5	$16.9	$24.4
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.3)	—	(0.3)
Amortization of Prior Service Cost (Credit)	—	(1.4)	(1.4)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.3)	(1.4)	(1.7)
Income Tax (Expense) Benefit	(0.1)	(0.3)	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.2)	(1.1)	(1.3)
Net Current Period Other Comprehensive Income (Loss)	(0.2)	(1.1)	(1.3)
Balance in AOCI as of March 31, 2022	$7.3	$15.8	$23.1

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.8)	$8.0	$7.2
Change in Fair Value Recognized in AOCI	9.3	—	9.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.4)	—	(0.4)
Amortization of Prior Service Cost (Credit)	—	(1.4)	(1.4)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.4)	(1.4)	(1.8)
Income Tax (Expense) Benefit	(0.1)	(0.3)	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.3)	(1.1)	(1.4)
Net Current Period Other Comprehensive Income (Loss)	9.0	(1.1)	7.9
Balance in AOCI as of March 31, 2021	$8.2	$6.9	$15.1

I&M
	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$(6.7)	$5.4	$(1.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	(0.1)	0.4
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	(0.1)	0.3
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.1)	0.3
Balance in AOCI as of March 31, 2022	$(6.3)	$5.3	$(1.0)

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(8.3)	$1.3	$(7.0)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.6	—	0.6
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.6	—	0.6
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.5	—	0.5
Net Current Period Other Comprehensive Income (Loss)	0.5	—	0.5
Balance in AOCI as of March 31, 2021	$(7.8)	$1.3	$(6.5)

PSO
Cash Flow Hedge –
Three Months Ended March 31, 2022	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2021	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of March 31, 2022	$—

Cash Flow Hedge –
Three Months Ended March 31, 2021	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2020	$0.1
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.1)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.1)
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.1)
Net Current Period Other Comprehensive Income (Loss)	(0.1)
Balance in AOCI as of March 31, 2021	$—

SWEPCo

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$1.2	$5.5	$6.7
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.1	—	0.1
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.1	(0.5)	(0.4)
Income Tax (Expense) Benefit	—	(0.1)	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.1	(0.4)	(0.3)
Net Current Period Other Comprehensive Income (Loss)	0.1	(0.4)	(0.3)
Balance in AOCI as of March 31, 2022	$1.3	$5.1	$6.4

	Cash Flow Hedge –	Pension
Three Months Ended March 31, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.3)	$2.2	$1.9
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	(0.5)	—
Income Tax (Expense) Benefit	0.1	(0.1)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	(0.4)	—
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.4)	—
Balance in AOCI as of March 31, 2021	$0.1	$1.8	$1.9

(a)The change in fair value includes $4 million and $4 million related to AEP's investment in joint venture wind farms acquired as part of the purchase of Sempra Renewables LLC for the three months ended March 31, 2022 and 2021, respectively.
(b)Amounts reclassified to the referenced line item on the statements of income.

4.  RATE MATTERS

The disclosures in this note apply to all Registrants unless indicated otherwise.

As discussed in the 2021 Annual Report, the Registrants are involved in rate and regulatory proceedings at the FERC and their state commissions. The Rate Matters note within the 2021 Annual Report should be read in conjunction with this report to gain a complete understanding of material rate matters still pending that could impact net income, cash flows and possibly financial condition. The following discusses ratemaking developments in 2022 and updates the 2021 Annual Report.

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

Regulated Generating Units that have been Retired

SWEPCo

In April 2016, Welsh Plant, Unit 2 was retired. As part of the 2016 Texas Base Rate Case, the PUCT authorized recovery of SWEPCo’s Texas jurisdictional share of Welsh Plant, Unit 2, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $7 million in 2017. See “2016 Texas Base Rate Case” section below for additional information. As part of the 2019 Arkansas Base Rate Case, SWEPCo received approval from the APSC to recover the Arkansas jurisdictional share of Welsh Plant, Unit 2. In December 2020, SWEPCo filed a request with the LPSC to recover the Louisiana jurisdictional share of Welsh Plant, Unit 2. See “2020 Louisiana Base Rate Case” section below for additional information. As of March 31, 2022, SWEPCo had a regulatory asset for plant retirement costs pending approval recorded on its balance sheet of $35 million related to the Louisiana jurisdictional share of Welsh Plant, Unit 2.

In December 2021, the Dolet Hills Power Station was retired. As part of the 2020 Texas Base Rate Case, the PUCT authorized recovery of SWEPCo’s Texas jurisdictional share of the Dolet Hills Power Station, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $12 million in 2021. SWEPCo has also requested recovery of the Dolet Hills Power Station in the Arkansas and Louisiana jurisdictions through base rate cases. See “2020 Texas Base Rate Case”, “2020 Louisiana Base Rate Case” and “2021 Arkansas Base Rate Case” sections below for additional information. The Dolet Hills Power Station is currently being recovered through 2026 in the Louisiana jurisdiction and through 2046 in the Arkansas and Texas jurisdictions. As of March 31, 2022, SWEPCo had a regulatory asset for the Dolet Hills Power Station pending approval recorded on its balance sheet of $72 million related to the Arkansas and Louisiana jurisdictional shares.

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

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of March 31, 2022, of generating facilities planned for early retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date	Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$159.1	$132.5	$20.1	(b)	2026	(c)	$14.9
Pirkey Power Plant	99.6	107.7	39.3		2023	(d)	13.4
Welsh Plant, Units 1 and 3	467.2	55.7	58.6	(e)	2028	(f)	37.3

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

Dolet Hills Power Station and Related Fuel Operations (Applies to AEP and SWEPCo)

In December 2021, the Dolet Hills Power Station was retired. The Dolet Hills Power Station non-fuel costs are recoverable by SWEPCo through base rates and through a rate rider in the Texas jurisdiction. As of March 31, 2022, SWEPCo’s share of the net investment in the Dolet Hills Power Station was $108 million, including materials and supplies, net of cost of removal collected in rates.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses. As of March 31, 2022, SWEPCo had a net under-recovered fuel balance of $84 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Dolet Hills Power Station. Additional reclamation and other land-related costs incurred by DHLC and Oxbow will be billed to SWEPCo and included in existing fuel clauses.

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

Pirkey Power Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In 2020, management announced plans to retire the Pirkey Power Plant in 2023. The Pirkey Power Plant non-fuel costs are recoverable by SWEPCo through base rates and fuel costs are recovered through active fuel clauses. As of March 31, 2022, SWEPCo’s share of the net investment in the Pirkey Power Plant was $207 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Power Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $87 million as of March 31, 2022. As of March 31, 2022, SWEPCo had a net under-recovered fuel balance of $84 million, excluding impacts of the February 2021 severe winter weather event, which includes fuel consumed at the Pirkey Power Plant. Additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except AEPTCo)

	AEP
	March 31,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs (a)	$236.8	$430.2
Pirkey Power Plant Accelerated Depreciation	107.7	87.0
Dolet Hills Power Station Accelerated Depreciation	72.2	72.3
Welsh Plant, Units 1 and 3 Accelerated Depreciation	55.7	45.9
Plant Retirement Costs – Unrecovered Plant, Louisiana	35.2	35.2
Dolet Hills Power Station Fuel Costs - Louisiana	31.3	30.9
Other Regulatory Assets Pending Final Regulatory Approval	10.5	9.2
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	279.6	256.9
Plant Retirement Costs – Asset Retirement Obligation Costs	25.9	25.9
COVID-19	11.9	11.2
Other Regulatory Assets Pending Final Regulatory Approval	46.1	43.9
Total Regulatory Assets Pending Final Regulatory Approval	$912.9	$1,048.6
(a) Includes $63 million and $63 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of March 31, 2022 and December 31, 2021, respectively.

	AEP Texas
	March 31,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Mobile Generation Lease Payments	$1.3	$—
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	23.6	22.4
Vegetation Management Program	5.2	5.2
Texas Retail Electric Provider Bad Debt Expense	4.1	4.1
COVID-19	3.6	2.1
Other Regulatory Assets Pending Final Regulatory Approval	8.0	7.4
Total Regulatory Assets Pending Final Regulatory Approval	$45.8	$41.2

	APCo
	March 31,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
COVID-19 – Virginia	$6.8	$6.8
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	75.2	68.8
Plant Retirement Costs – Asset Retirement Obligation Costs	25.9	25.9
Other Regulatory Assets Pending Final Regulatory Approval	5.0	3.6
Total Regulatory Assets Pending Final Regulatory Approval	$112.9	$105.1

	I&M
	March 31,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.1	$0.1
Regulatory Assets Currently Not Earning a Return
COVID-19	0.2	1.7
Other Regulatory Assets Pending Final Regulatory Approval	0.8	1.9
Total Regulatory Assets Pending Final Regulatory Approval	$1.1	$3.7

	OPCo
	March 31,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$9.1	$3.8
Total Regulatory Assets Pending Final Regulatory Approval	$9.1	$3.8

	PSO
	March 31,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$20.5	$13.9
COVID-19	—	0.3
Total Regulatory Assets Pending Final Regulatory Approval	$20.5	$14.2
.

	SWEPCo
	March 31,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs (a)	$236.8	$430.2
Pirkey Power Plant Accelerated Depreciation	107.7	87.0
Dolet Hills Power Station Accelerated Depreciation	72.2	72.3
Welsh Plant, Units 1 and 3 Accelerated Depreciation	55.7	45.9
Plant Retirement Costs – Unrecovered Plant, Louisiana	35.2	35.2
Dolet Hills Power Station Fuel Costs- Louisiana	31.3	30.9
Other Regulatory Assets Pending Final Regulatory Approval	2.3	2.4
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	151.2	148.0
Asset Retirement Obligation - Louisiana	10.6	10.3
Other Regulatory Assets Pending Final Regulatory Approval	20.0	18.4
Total Regulatory Assets Pending Final Regulatory Approval	$723.0	$880.6
(a) Includes $63 million and $63 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of March 31, 2022 and December 31, 2021, respectively.

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through March 31, 2022, AEP Texas’ cumulative revenues from interim base rate increases that are subject to review is approximately $368 million. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition. AEP Texas is required to file for a comprehensive rate review no later than April 5, 2024.

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

In December 2020, an intervenor filed a petition at the Virginia SCC requesting reconsideration of: (a) the failure of the Virginia SCC to apply a threshold earnings test to the approved regulatory asset for APCo’s closed coal-fired generation assets and (b) the Virginia SCC’s use of a 2011 benchmark study to measure the replacement value of capacity for purposes of APCo’s 2017 – 2019 earnings test.

In December 2020, APCo filed a petition at the Virginia SCC requesting reconsideration of: (a) certain issues related to APCo’s going-forward rates and (b) the Virginia SCC’s decision to deny APCo tariff changes that align rates with underlying costs. For APCo’s going-forward rates, APCo requested that the Virginia SCC clarify its final order and clarify whether APCo’s current rates will allow it to earn a fair return. If the Virginia SCC’s order did conclude that APCo was able to earn a fair return through existing base rates, APCo further requested that the Virginia SCC clarify whether it has the authority to also permit an increase in base rates.

In March 2021, an intervenor filed its appeal with the Virginia Supreme Court related to the November 2020 order in which it stated the Virginia SCC erred: (a) in determining that Virginia law did not apply to its determination to permit amortization for recovery of costs associated with retired coal-fired generation assets, (b) in establishing a new regulatory asset for a cost incurred outside of the triennial review period due to its failure to apply a threshold earnings test before approving deferred cost recovery and (c) in misapplying the requirement that APCo bear the burden of demonstrating that power purchases made by APCo from its affiliate, OVEC, were priced at the lower of OVEC’s cost or the market price for nonaffiliated power.

In March 2021, APCo filed its appeal with the Virginia Supreme Court related to the November 2020 order in which it stated the Virginia SCC erred: (a) in finding that costs associated with asset impairments related to early retirement determinations made by APCo for certain generation facilities should not be attributed to the test periods under review and deemed fully recovered in the period recorded, (b) in finding that it was permitted to evaluate the reasonableness of APCo’s decision to record, per books for financial reporting purposes, asset impairments related to early retirement determinations for certain generation facilities, (c) as a result of the errors described in (a) and (b), in denying APCo an increase in rates, (d) in failing to review and make any findings regarding whether APCo’s rates would allow it to earn a fair rate of return going forward, (e) in denying APCo an increase in base rates by failing to ensure that APCo has an opportunity to recover its costs and earn a fair rate of return, thereby resulting in a taking of private property for public use without just compensation and (f) in retroactively adjusting APCo’s depreciation expense for purposes of calculating APCo’s earnings for the 2017-2019 triennial period.

In March 2021, the Virginia SCC issued an order confirming certain decisions from the November 2020 order and rejecting the various requests for reconsideration from APCo and an intervenor. In March 2021, APCo filed a notice of appeal of the reconsideration order with the Virginia Supreme Court. In September 2021, APCo submitted its brief before the Virginia Supreme Court. The brief was in alignment with the previous items of appeal filed by APCo in March 2021. In October 2021, the Virginia SCC and additional intervenors filed briefs with the Virginia Supreme Court disagreeing with the items appealed by APCo in the Triennial Review decision. Additionally, the Virginia SCC and APCo filed briefs disagreeing with the items appealed by an intervenor in a separate appeal of the same decision. In March 2022, oral arguments were held at the Virginia Supreme Court and APCo is currently awaiting the Virginia Supreme Court’s decision.

APCo ultimately seeks an increase in base rates through its appeal to the Virginia Supreme Court. Among other issues, this appeal includes APCo’s request for proper treatment of the closed coal-fired plant assets in APCo’s 2017-2019 triennial period, reducing APCo’s earnings below the bottom of its authorized ROE band. If APCo’s appeal regarding treatment of the closed coal plants is granted by the Virginia Supreme Court, it could initially reduce future net income and impact financial condition as a consequence of expensing the closed coal-fired plant regulatory asset established as a result of the Virginia SCC’s decision in the 2017-2019 Triennial Review. A Virginia Supreme Court decision in favor of APCo’s original expensing of the closed coal-fired plant asset balances would likely result in a remand to the Virginia SCC. Upon a subsequent Virginia SCC order, the initial negative impact for the write-off of the closed coal-fired plant asset balances could potentially be offset by an increase in base rates for earning below APCo’s 2017-2019 authorized ROE band.

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

In August 2021, the Virginia SCC issued an order approving APCo’s request to construct CCR-related investments at the Amos and Mountaineer Plants and approved recovery of CCR-related other operation and maintenance expenses and investments through an active rider. The order denied APCo’s request to construct the ELG investments and denied recovery of previously incurred ELG costs. In March 2022, APCo refiled for approval of the ELG investments and previously incurred ELG costs. A hearing is scheduled to take place in September 2022 and an order is anticipated in the fourth quarter of 2022.

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

APCo expects total Amos and Mountaineer Plant ELG investment, excluding AFUDC, to be approximately $197 million. As of March 31, 2022, APCo’s Virginia jurisdictional share of the net book value, before cost of removal including CWIP and inventory, of the Amos and Mountaineer Plants was approximately $1.5 billion and APCo’s Virginia jurisdictional share of its ELG investment balance in CWIP for these plants was $41 million.

If any of the ELG costs are not approved for recovery and/or the retirement dates of the Amos and Mountaineer plants are accelerated to 2028 without commensurate cost recovery, it would reduce future net income and cash flows and impact financial condition.

2021 and 2022 ENEC (Expanded Net Energy Cost) Filings

In April 2021, APCo and WPCo (the Companies) requested a $73 million annual increase in ENEC rates based on a cumulative combined $55 million ENEC under-recovery as of February 28, 2021 and a combined $18 million increase in projected ENEC costs for the period September 2021 through August 2022. In September 2021, the WVPSC issued an order approving a $7 million overall increase in ENEC rates, including an approval for recovery of the Companies’ cumulative $55 million ENEC under-recovery balance and a $48 million reduction in projected costs for the period September 2021 through August 2022. Subsequently, the Companies submitted a request for reconsideration of this order, identifying flaws in the WVPSC’s calculation of forecasted future year fuel expense and purchased power costs.

In March 2022, the WVPSC issued an order modifying the original $48 million reduction to a $17 million reduction related to projected costs for the period September 2021 through August 2022. The order also reopened the 2021 ENEC case to require the Companies to explain the significant growth in the reported under-recovery of ENEC costs and to provide various other information including revised projections related to projected costs for the period March 2022 through August 2022. Also, in March 2022, the Companies filed testimony providing the information requested in the WVPSC’s order and requested a $155 million annual increase in ENEC rates effective May 1, 2022. It is anticipated that the WVPSC will issue an order on the reopened 2021 ENEC filing in the second quarter of 2022.

In April 2022, the Companies submitted their 2022 annual ENEC filing with the WVPSC requesting a $297 million annual increase in ENEC revenues, inclusive of the previously requested $155 million increase, effective September 1, 2022. As of March 31, 2022, the Companies’ cumulative ENEC under-recovery was $243 million. If any deferred ENEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through March 31, 2022, AEP’s share of ETT’s cumulative revenues that are subject to review is approximately $1.4 billion. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. ETT is required to file for a comprehensive rate review no later than February 1, 2023, during which the $1.4 billion of cumulative revenues above will be subject to review.

I&M Rate Matters (Applies to AEP)

Michigan Power Supply Cost Recovery (PSCR) Reconciliation

In April 2022, an Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) for I&M’s PSCR reconciliation for the 12-month period ending December 31, 2020, recommending the MPSC disallow approximately $8 million of purchased power costs that I&M incurred under the Inter-Company Power Agreement with OVEC and the Unit Power Agreement with AEGCo. Management disagrees with the ALJ’s recommended cost disallowances and intends to file exceptions to the PFD. I&M anticipates that the MPSC will issue a final decision in the second half of 2022. Management is unable to predict the impact, if any, that the MPSC’s final decision may have on future results of operations, financial condition and cash flows.

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

In November 2021, AEP made filings with the KPSC, WVPSC and FERC seeking approval of a proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo pursuant to which WPCo would replace KPCo as the operator of the Mitchell Plant. In February 2022, AEP filed a motion to withdraw its filing with the FERC, noting that AEP intends to re-file its request after the KPSC and WVPSC have reviewed the agreements. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

As of March 31, 2022, KPCo’s share of the Mitchell Plant’s ELG investment balance in CWIP was $4 million. As of March 31, 2022, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $585 million.

If any of the ELG costs are not approved for recovery and/or the retirement date of the Mitchell Plant is accelerated to 2028 without commensurate cost recovery, it would reduce future net income and cash flows and impact financial condition.

OPCo Rate Matters (Applies to AEP and OPCo)

OVEC Cost Recovery Audits

In December 2021, as part of OVEC cost recovery audits pending before the PUCO, intervenors filed positions claiming that costs incurred by OPCo during the 2018-2019 audit period were imprudent and should be disallowed. Management disagrees with these claims and is unable to predict the impact, if any, these disputes may have on future results of operations, financial condition and cash flows. See "OVEC" section of Note 17 in the 2021 Annual Report for additional information on AEP and OPCo’s investment in OVEC.

PSO Rate Matters (Applies to AEP and PSO)

February 2021 Severe Winter Weather Impacts in SPP

In February 2021, severe winter weather had a significant impact in SPP, resulting in the declaration of Energy Emergency Alert Levels 2 and 3 for the first time in SPP’s history. The winter storm increased the demand for natural gas and restricted the available natural gas supply resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021, to February 20, 2021, PSO’s natural gas expenses and purchases of electricity still to be recovered from customers are $681 million as of March 31, 2022.

In April 2021, the OCC approved a waiver for PSO allowing the deferral of the extraordinary fuel and purchases of electricity, including a carrying charge at an interim rate of 0.75%, over a longer time period than what the FAC traditionally allows. In January 2022, PSO, OCC staff and certain intervenors filed a joint stipulation and settlement agreement with the OCC to approve PSO’s securitization of the extraordinary fuel and purchases of electricity. The agreement includes a determination that all of PSO’s extraordinary fuel and purchases of electricity were prudent and reasonable and a 0.75% carrying charge, subject to true-up based on actual financing costs. In February 2022, the OCC approved the joint stipulation and settlement agreement in its financing order. The issuance of the securitization bonds must be approved by the Supreme Court of Oklahoma. A ruling by the Supreme Court is expected in the second quarter of 2022. PSO expects to complete the securitization process in 2022, subject to market conditions.

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

In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In January 2019, SWEPCo and the PUCT filed petitions for review with the Texas Supreme Court. In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. In addition, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. No parties filed a motion for rehearing with the Texas Supreme Court. In August 2021, the Texas Third Court of Appeals reversed the Texas District Court judgment affirming the PUCT’s order on

AFUDC, concluding that the language of the PUCT’s original 2008 order intended to include AFUDC in the Texas jurisdictional capital cost cap, and remanded the case to the PUCT for future proceedings. SWEPCo disagrees with the Court of Appeals decision and submitted a Petition for Review with the Texas Supreme Court in November 2021. The Texas Supreme Court has requested responses to the Petition for Review, which are due at the end of April 2022.

If SWEPCo is ultimately unable to recover capitalized Turk Plant costs, including AFUDC in excess of the Texas jurisdictional capital cost cap, it would be expected to result in a pretax net disallowance ranging from $80 million to $90 million. In addition, if AFUDC is ultimately determined to be included in the Texas jurisdictional capital cost cap, SWEPCo estimates it may be required to make customer refunds ranging from $0 to $180 million related to revenues collected from February 2013 through March 2022 and such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis.

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

In January 2022, the PUCT issued a final order approving an annual revenue increase of $39 million based upon a 9.25% ROE. The order also includes: (a) rates implemented retroactively back to March 18, 2021, (b) $5 million of the proposed increase related to vegetation management, (c) $2 million annually to establish a storm catastrophe reserve and (d) the creation of a rider that would recover the Dolet Hills Power Station as if it were in rate base until its retirement at the end of 2021 and starting in 2022 the remaining net book value would be recovered as a regulatory asset through 2046. As a result of the final order, SWEPCo recorded a disallowance of $12 million in 2021 associated with the lack of return on the Dolet Hills Power Station. In February 2022, SWEPCo filed a motion for rehearing with the PUCT challenging several errors in the order, which include challenges of the approved ROE, the denial of a reasonable return or carrying costs on the Dolet Hills Power Station and the calculation of the Texas jurisdictional share of the storm catastrophe reserve. In April 2022, the PUCT denied the motion for rehearing.

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

APSC staff filed testimony supporting a $47 million annual increase in base rates based upon a ROE of 9.3% while other intervenors recommended a ROE ranging from 8.75% to 9.25%. The primary differences between SWEPCo’s requested annual increase in base rates and the APSC staff’s recommendation include: (a) recovery of the Dolet Hills Power Station through 2046 with no debt or equity return, (b) a reduction in the proposed ROE with a capital structure of 55.5% debt and 44.5% common equity and (c) lower depreciation rates. The APSC staff also recommended future generating facility retirements be treated similar to the Dolet Hills Power Station recommendation of recovery with no debt or equity return. Also, an intervenor recommended no debt or equity return on the Pirkey Power Plant after its retirement, which is currently expected to be in 2023. SWEPCo filed rebuttal testimony in January 2022 revising the requested annual increase in Arkansas base rates to $81 million with rates to be effective in June 2022. A hearing was held at the APSC in March 2022. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

February 2021 Severe Winter Weather Impacts in SPP

As discussed in the “PSO Rate Matters” section above, severe winter weather had a significant impact in SPP, resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021, to February 20, 2021, SWEPCo’s natural gas expenses and purchases of electricity still to be recovered from customers are $418 million as of March 31, 2022, of which $96 million, $141 million and $181 million is related to the Arkansas, Louisiana and Texas jurisdictions, respectively.

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

In August 2021, SWEPCo filed an application with the PUCT to implement a net interim fuel surcharge for the Texas jurisdictional share of these retail fuel costs. The application requested a five-year recovery with a carrying charge of 7.18%. In March 2022, the PUCT ordered SWEPCo to recover the Texas jurisdictional share of the fuel costs over five years with a carrying charge of 1.65% and ordered SWEPCo to file a fuel reconciliation addressing fuel costs from January 1, 2020 through December 31, 2021.

If SWEPCo is unable to recover any of the costs relating to the extraordinary fuel and purchases of electricity, or obtain authorization of a reasonable carrying charge on these costs, it could reduce future net income and cash flows and impact financial condition.

FERC Rate Matters

FERC SPP Transmission Formula Rate Challenge (Applies to AEP, AEPTCo, PSO and SWEPCo)

In May 2021, certain joint customers submitted a formal challenge at the FERC related to the 2020 Annual Update of the 2019 SPP Transmission Formula Rates of the AEP transmission owning subsidiaries within SPP. In March 2022, the FERC issued an order on the formal challenge which ruled in favor of the joint customers on several issues. Management has determined that the result of the order will have an immaterial impact to the financial statements of AEP, AEPTCo, PSO and SWEPCo.

Independence Energy Connection Project (Applies to AEP)

In 2016, PJM approved the Independence Energy Connection Project (IEC) and included it in its Regional Transmission Expansion Plan to alleviate congestion. Transource Energy owns the IEC, which is located in Maryland and Pennsylvania. In June 2020, the Maryland Public Service Commission approved a Certificate of Public Convenience and Necessity to construct the portion of the IEC in Maryland. In May 2021, the Pennsylvania Public Utility Commission (PAPUC) denied the IEC certificate for siting and construction of the portion in Pennsylvania. Transource Energy has appealed the PAPUC ruling in Pennsylvania state court and challenged the ruling before the United States District Court for the Middle District of Pennsylvania. The case before the state court is pending and the case before the United States District Court for the Middle District of Pennsylvania is currently suspended, pending the outcome of the case in the Pennsylvania state court.

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. PJM stated that the IEC has not been cancelled and remains necessary to alleviate congestion. As of March 31, 2022, AEP’s share of IEC capital expenditures was approximately $82 million, located in Total Property, Plant and Equipment - Net on AEP’s balance sheets. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is cancelled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

FERC RTO Incentive Complaint (Applies to AEP, AEPTCo and OPCo)

In February 2022, the Office of the Ohio Consumer’s Council filed a complaint against AEPSC, American Transmission Systems, Inc. and Duke Energy Ohio, alleging the 50 basis point RTO incentive included in Ohio Transmission Owners’ respective transmission formula rates is not just and reasonable and therefore should be eliminated on the basis that RTO participation is not voluntary, but rather is required by Ohio law. In March 2022, AEPSC filed a motion to dismiss the Ohio Consumer’s Council February 2022 complaint with the FERC on the basis of certain deficiencies, including that the complaint fails to request relief that can be granted under FERC regulations because AEPSC is not a public utility nor does it have a transmission rate on file with the FERC. Management believes its financial statements adequately address the impact of the February 2022 complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

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

For current proceedings not specifically discussed below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial statements. The Commitments, Guarantees and Contingencies note within the 2021 Annual Report should be read in conjunction with this report.

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

AEP has $4 billion and $1 billion revolving credit facilities due in March 2027 and 2024, respectively, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. As of March 31, 2022, no letters of credit were issued under the revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under five uncommitted facilities totaling $400 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of March 31, 2022 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$308.7	April 2022 to March 2023
AEP Texas	2.2	July 2022

Guarantees of Equity Method Investees (Applies to AEP)

In 2019, AEP acquired Sempra Renewables LLC. The transaction resulted in the acquisition of a 50% ownership interest in five non-consolidated joint ventures and the acquisition of two tax equity partnerships. Parent has issued guarantees over the performance of the joint ventures. If a joint venture were to default on payments or performance, Parent would be required to make payments on behalf of the joint venture. As of March 31, 2022, the maximum potential amount of future payments associated with these guarantees was $142 million, with the last guarantee expiring in December 2037. The non-contingent liability recorded associated with these guarantees was $27 million, with an additional $2 million expected credit loss liability for the contingent portion of the guarantees. In accordance with the accounting guidance for guarantees, the initial recognition of the non-contingent liabilities increased AEP’s carrying values of the respective equity method investees. Management considered historical losses, economic conditions and reasonable and supportable forecasts in the calculation of the expected credit loss. As the joint ventures generate cash flows through PPAs, the measurement of the contingent portion of the guarantee liability is based upon assessments of the credit quality and default probabilities of the respective PPA counterparties.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of March 31, 2022, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase-and-sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase-and-sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of March 31, 2022, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$47.2
AEP Texas	11.0
APCo	6.1
I&M	4.1
OPCo	7.6
PSO	4.6
SWEPCo	5.2

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

The trusts own undivided interests in Rockport Plant, Unit 2 and leases equal portions to AEGCo and I&M.  In April 2021, AEGCo and I&M executed an agreement to purchase 100% of the interests in the Rockport Plant, Unit 2 effective at the end of the lease term in December 2022. In December 2021, AEGCo and I&M satisfied the necessary regulatory approvals to complete the acquisition. Upon receipt of the regulatory approval, the addition of the lessee forward purchase obligation resulted in the modified lease changing classification from operating to finance for AEGCo and I&M. The future minimum lease payments as of March 31, 2022, inclusive of the purchase obligation, were as follows:

Future Minimum Lease Payments	AEP (a)	I&M
	(in millions)
2022	$248.7	$124.4
Total Future Minimum Lease Payments	$248.7	$124.4

(a)AEP’s future minimum lease payments include equal shares from AEGCo and I&M.

The lease modification also created variable interests in the trusts that own the undivided interests in Rockport Plant, Unit 2 for AEGCo and I&M. Neither AEGCo nor I&M are the primary beneficiaries of the trusts because AEGCo nor I&M has the power to direct the most significant activities of the trusts. AEP and I&M’s maximum exposure to loss associated with the trust is equal to the total future minimum lease payments, inclusive of the purchase obligation, as shown in the table above.

AEPRO Boat and Barge Leases (Applies to AEP)

In 2015, AEP sold its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. Certain boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the respective lessors, ensuring future payments under such leases with maturities up to 2027. As of March 31, 2022, the maximum potential amount of future payments required under the guaranteed leases was $40 million. Under the terms of certain of the arrangements, upon the lessors exercising their rights after an event of default by the nonaffiliated party, AEP is entitled to enter into new lease arrangements as a lessee that would have substantially the same terms as the existing leases. Alternatively, for the arrangements with one of the lessors, upon an event of default by the nonaffiliated party and the lessor exercising its rights, payment to the lessor would allow AEP to step into the lessor’s rights as well as obtaining title to the assets. Under either situation, AEP would have the ability to utilize the assets in the normal course of barging operations. AEP would also have the right to sell the acquired assets for which it obtained title. As of March 31, 2022, AEP’s boat and barge lease guarantee liability was $2 million, of which $1 million was recorded in Other Current Liabilities and $1 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheets.

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

After the litigation proceeded at the district court and appellate court, in April 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $116 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. The agreement is subject to customary closing conditions and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. As a result, in May 2021, at the parties’ request, the district court entered a stipulation and order dismissing the case without prejudice to plaintiffs asserting their claims in a re-filed action or a new action. The required regulatory approvals at the IURC and FERC have been obtained that would allow the closing to occur as of the end of the lease in December 2022. The IURC order approved a settlement agreement addressing the future use of Rockport Plant, Unit 2 as a capacity and energy resource and associated adjustments to I&M’s Indiana retail rates, along with certain other matters. Management believes its financial statements appropriately reflect the resolution of the litigation.

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

In August 2020, an AEP shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleged misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501(c)(4) organization contribution and lobbying activities in Ohio. The complaint sought monetary damages, among other forms of relief. In December 2021, the District Court issued an opinion and order dismissing the securities litigation complaint with prejudice, determining that the complaint failed to plead any actionable misrepresentations or omissions. The plaintiffs did not appeal the ruling.

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court has entered a scheduling order in the New York state court derivative action setting a deadline of April 29, 2022 for AEP to file a motion to dismiss the complaint and staying the case other than with respect to briefing the motion to dismiss. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP’s motion to dismiss the amended complaint is due May 3, 2022 and discovery is stayed pending the district court’s ruling on the motion to dismiss. The Ohio state court derivative action has been stayed until a decision by the federal district court on the motion to dismiss the amended complaint. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In March 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter is directed to the Board of Directors of AEP and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by directors and officers, and that, following such investigation, AEP commence a civil action for breaches of fiduciary duty and related claims and take appropriate disciplinary action against those individuals who allegedly harmed the company. The shareholder that sent the letter has since withdrawn the litigation demand, which is now terminated and of no further effect.

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the benefits to AEP from the passage of HB 6 and documents relating to AEP’s financial processes and controls. AEP is cooperating fully with the SEC’s subpoena. Although the outcome of the SEC’s investigation cannot be predicted, management does not believe the results of this inquiry will have a material impact on financial condition, results of operations, or cash flows.

6. ACQUISITIONS AND ASSETS AND LIABILITIES HELD FOR SALE

The disclosures in this note apply to AEP unless indicated otherwise.

ACQUISITIONS

Dry Lake Solar Project (Generation & Marketing Segment) (Applies to AEP)

In November 2020, AEP signed a Purchase and Sale Agreement with a nonaffiliate to acquire a 75% interest in the entity that owns the 100 MW Dry Lake Solar Project (collectively referred to as Dry Lake) located in southern Nevada for approximately $114 million. In March 2021, AEP closed the transaction and the solar project was placed in-service in May 2021. Approximately $103 million of the purchase price was paid upon closing of the transaction and the remaining $11 million was paid when the project was placed in-service. In accordance with the accounting guidance for “Business Combinations,” management determined that the acquisition of Dry Lake represents an asset acquisition. Additionally, and in accordance with the accounting guidance for “Consolidation,” management concluded that Dry Lake is a VIE and that AEP is the primary beneficiary based on its power as managing member to direct the activities that most significantly impact Dry Lake’s economic performance. As the primary beneficiary of Dry Lake, AEP consolidates Dry Lake into its financial statements. As a result, to account for the initial consolidation of Dry Lake, management applied the acquisition method by allocating the purchase price based on the relative fair value of the assets acquired and noncontrolling interest assumed.  The fair value of the primary assets acquired and the noncontrolling interest assumed was determined using the market approach.  The key input assumptions were the transaction price paid for AEP’s interest in Dry Lake and recent third-party market transactions for similar solar generation facilities. The nonaffiliated interest in Dry Lake is presented in Noncontrolling Interests on the balance sheets. Subsequent to close of the transaction, the noncontrolling interest made additional asset contributions of $16 million. As of March 31, 2022, AEP recognized approximately $145 million of Property, Plant and Equipment and approximately $35 million of Noncontrolling Interest on the balance sheets.

North Central Wind Energy Facilities (Vertically Integrated Utilities Segment) (Applies to AEP, PSO and SWEPCo)

In 2020, PSO and SWEPCo received regulatory approvals to acquire the NCWF, comprised of three Oklahoma wind facilities totaling 1,484 MWs, on a fixed cost turn-key basis at completion. PSO and SWEPCo own undivided interests of 45.5% and 54.5% of the NCWF, respectively. In total, the three wind facilities cost approximately $2 billion and consist of Traverse (998 MW), Maverick (287 MW) and Sundance (199 MW). Output from the NCWF serves retail load in PSO’s Oklahoma service territory and both retail and FERC wholesale load in SWEPCo’s service territories in Arkansas and Louisiana. The Oklahoma and Louisiana portions of the NCWF revenue requirement, net of PTC benefit, are recoverable through authorized riders beginning at commercial operation and until such time as amounts are reflected in base rates. Recovery of the Arkansas portion of the NCWF revenue requirement is requested in SWEPCo’s pending 2021 Arkansas Base Rate Case. The NCWF are subject to various regulatory performance requirements. If these performance requirements are not met, PSO and SWEPCo would recognize a regulatory liability to refund retail customers.

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

In March 2022, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Traverse during its development and construction for $1.2 billion, the third of the three NCWF acquisitions. Immediately following the acquisition, PSO and SWEPCo liquidated the entity and simultaneously distributed the Traverse assets in proportion to their undivided ownership interests. Traverse was placed in-service in March 2022.

In accordance with the guidance for “Business Combinations,” management determined that the acquisitions of the NCWF projects represent asset acquisitions.  As of March 31, 2022, PSO and SWEPCo had approximately $887 million and $1.1 billion, of gross Property, Plant and Equipment on the balance sheets, respectively, related to the NCWF projects. On an ongoing basis, management further determined that PSO and SWEPCo should apply the joint plant accounting model to account for their respective undivided interests in the assets, liabilities, revenues and expenses of the NCWF projects.

The respective Purchase and Sale Agreements (PSAs) include interests in numerous land contracts, as originally executed between the nonaffiliated party and the respective owners of the properties as defined in the contracts. These contracts provide for easement and access rights to the land that Sundance, Maverick and Traverse were built upon. The lessee interests in the land contracts were transferred to Sundance, Maverick and Traverse (and subsequently to PSO and SWEPCo) as a part of the closings of the respective PSAs. The Current Obligations Under Operating Leases related to the NCWF projects were immaterial as of March 31, 2022 and December 31, 2021 for PSO and SWEPCo. See the table below for the Noncurrent Obligations Under Operating Leases for the NCWF projects for PSO and SWEPCo:

	PSO		SWEPCo
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
Project
Sundance	$12.6	$12.6	$15.0	$15.1
Maverick	18.0	18.0	21.6	21.6
Traverse	40.0	—	48.0	—
Total	$70.6	$30.6	$84.6	$36.7

ASSETS AND LIABILITIES HELD FOR SALE

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

Proposed Operations and Maintenance Agreement and Plant Ownership Agreement

KPCo currently operates and owns a 50% undivided interest in the 1,560 MW coal-fired Mitchell Plant with the remaining 50% owned by WPCo. The Stock Purchase Agreement is further contingent upon the issuance by the KPSC, WVPSC and FERC of orders regarding a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo.

In November 2021, AEP made filings with the KPSC, WVPSC and FERC seeking approval of a proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement, pursuant to which WPCo would replace KPCo as the operator of the Mitchell Plant and KPCo employees at the Mitchell Plant would become employees of WPCo. Under this originally proposed Ownership Agreement, WPCo is obligated to purchase KPCo’s 50% undivided interest in the Mitchell Plant on December 31, 2028 unless KPCo and WPCo have agreed to retire the Mitchell Plant earlier or, absent such agreement, if WPCo elects prior to December 31, 2027 to retire the Mitchell Plant on December 31, 2028. The Ownership Agreement provides that the purchase price for KPCo’s 50% ownership interest in the Mitchell Plant will be determined through the mutual agreement of WPCo and KPCo (subject to approval from the KPSC and WVPSC) or through a fair market valuation determination conducted by independent appraisals, with offsets for estimated decommissioning costs and the cost of ELG investments made by WPCo, if KPCo and WPCo are unable to reach agreement as to the purchase price.

In January 2022, intervenor testimony was filed with the KPSC, recommending the KPSC either reject the new proposed Mitchell Plant Ownership Agreement or approve the agreement with certain modifications including a revision to the buyout provision that would set WPCo’s Mitchell Plant purchase price at the greater of fair market value or net book value. The intervenor testimony also recommends the KPSC reject the proposed Mitchell Plant Operations and Maintenance Agreement, which the testimony stated should be modified to remove references to the Mitchell Plant Ownership Agreement. In February 2022, AEP filed rebuttal testimony with the KPSC opposing the intervenor testimony filed in January 2022. AEP’s rebuttal testimony also discusses an alternative proposal to the fair market value provision included in the proposed Mitchell Plant Ownership Agreement. Under the alternative proposal, KPCo’s and WPCo’s interest in the Mitchell Plant would be divided by unit if the plant is not retired before the end of 2028 and a mutual agreement cannot be reached on a buyout price. Under the alternative proposal, mutual agreement on the buyout price or unit disposition would need to be finalized by May 2025, with a division of plant ownership by unit effective January 1, 2029, unless otherwise agreed. In March 2022, a hearing was held on the agreements with the KPSC. Following the hearing, KPCo amended its November 2021 filing with a new version of the Mitchell Plant Ownership Agreement that provided further details about the alternative proposal. As amended, the proposed Mitchell Plant Ownership Agreement creates procedures, subject to all required regulatory approvals, that provide the option for WPCo and KPCo to negotiate a sale of KPCo’s interest in the Mitchell Plant to WPCo, split the Mitchell Plant units with additional agreements for KPCo to utilize WPCo’s ELG assets, if necessary, or to agree on the procedures and timetable to retire one or both units. As amended, the proposed Mitchell Plant Ownership Agreement replaced certain aspects of the originally proposed agreement including the buyout provision at fair market value. A hearing on the amended filing was held on March 30, 2022. A decision from the KPSC is expected in the second quarter of 2022.

For the filing at the WVPSC, intervenor testimony filed in March 2022 and briefs filed in April 2022 recommended various clarifying modifications to the Mitchell Ownership Agreement and the Mitchell Operations and Maintenance Agreement. A decision from the WVPSC is expected in the second quarter of 2022.

The KPSC and WVPSC intervened in the FERC proceeding and have recommended that FERC dismiss or reject AEP’s request, or defer ruling on AEP’s request until both the retail commissions have rendered decisions. In February 2022, AEP filed a motion to withdraw its filing with the FERC, noting that AEP intends to re-file its request after the KPSC and WVPSC have reviewed the agreements.

Transfer of Ownership

In December 2021, Liberty, KPCo and KTCo sought approval from the FERC under Section 203 of the Federal Power Act for the sale. In February 2022, several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission and generation rates of applicants. In April 2022, the FERC issued a deficiency letter stating that the Section 203 application is deficient and that additional information is required to process it. Liberty, KPCo and KTCo plan to respond to provide additional information in response to the letter. An order from the FERC is expected on the matter in the second quarter of 2022.

In January 2022, KPCo and Liberty filed a joint application requesting the KPSC authorize the transfer of ownership of KPCo to Liberty. In February 2022, certain intervenors filed testimony recommending that the KPSC not approve the transfer of ownership. If, however, the KPSC does approve the transfer, these intervenors recommend that the KPSC require AEP to compensate KPCo customers $578 million for alleged future increased costs and higher rates that the intervenors claim will exist under Liberty’s ownership. AEP disagrees with the recommendation and filed rebuttal testimony in March 2022. AEP has committed to fund, through a reduction in Liberty’s purchase price, $20 million of Liberty’s commitment to provide $40 million of benefits to KPCo customers in bill reductions to help offset fuel costs. Intervenors also recommended imposing certain conditions on Liberty, including conditions related to recovering certain costs, inter-company agreement filing requirements, KPCo’s capital structure and future generation resource planning processes and analyses. In addition, certain intervenors argue that the commission should not approve the new proposed Mitchell Plant Ownership Agreement and Mitchell Plant Operations and Maintenance Agreement, and that deciding the request to transfer ownership of KPCo should be separated from approval of the Mitchell agreements even though such approval is a condition to the transaction closing. AEP also disagrees with this argument. A hearing was held with the KPSC in March 2022. In April 2022, certain intervenors filed briefs with the KPSC in support of their original recommendations, including both recommendations for and against approval of the transfer of KPCo to Liberty. A final order is expected in the second quarter of 2022.

Subject to receipt of regulatory approval and resolution of the Mitchell ownership and operating issues disclosed above, the sale is expected to close in the second quarter of 2022 with Liberty acquiring the assets and assuming the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction.

AEP expects to receive approximately $1.4 billion in cash, net of taxes and transaction fees. AEP plans to use the proceeds to eliminate forecasted equity needs in 2022 as the company invests in regulated renewables, transmission and other projects. AEP and AEPTCo expect the sale to have a one-time impact on after-tax earnings that is not material.

The Income Before Income Tax Expense (Benefit) and Equity Earnings of KPCo and KTCo were not material to AEP and AEPTCo for the three months ended March 31, 2022 and 2021, respectively.

The major classes of KPCo and KTCo’s assets and liabilities presented in Assets Held for Sale and Liabilities Held for Sale on the balance sheets of AEP and AEPTCo are shown in the table below:

	AEP		AEPTCo
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
ASSETS
Accounts Receivable and Accrued Unbilled Revenues	$75.3	$33.2	$1.8	$1.5
Fuel, Materials and Supplies	37.4	30.6	—	—
Property, Plant and Equipment, Net	2,323.1	2,302.7	165.8	165.3
Regulatory Assets	492.7	484.7	—	—
Other Classes of Assets that are not Major	44.1	68.5	2.3	1.1
Assets Held for Sale	$2,972.6	$2,919.7	$169.9	$167.9

LIABILITIES
Accounts Payable	$57.5	$53.4	$1.1	$1.1
Long-term Debt Due Within One Year	200.0	200.0	—	—
Customer Deposits	34.2	32.4	—	—
Deferred Income Taxes	440.9	441.6	15.8	15.4
Long-term Debt	903.2	903.1	—	—
Regulatory Liabilities and Deferred Investment Tax Credits	140.2	148.1	7.8	7.6
Other Classes of Liabilities that are not Major	97.7	102.3	2.9	3.5
Liabilities Held for Sale	$1,873.7	$1,880.9	$27.6	$27.6

7.  BENEFIT PLANS

The disclosures in this note apply to all Registrants except AEPTCo.

AEP sponsors a qualified pension plan and two unfunded nonqualified pension plans.  Substantially all AEP employees are covered by the qualified plan or both the qualified and a nonqualified pension plan.  AEP also sponsors OPEB plans to provide health and life insurance benefits for retired employees.

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

AEP

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Service Cost	$30.8	$32.3	$1.8	$2.4
Interest Cost	37.0	34.3	7.3	7.6
Expected Return on Plan Assets	(63.4)	(57.5)	(27.5)	(22.8)
Amortization of Prior Service Credit	—	—	(17.8)	(17.7)
Amortization of Net Actuarial Loss	15.8	25.4	—	—
Net Periodic Benefit Cost (Credit)	$20.2	$34.5	$(36.2)	$(30.5)

AEP Texas

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.8	$3.0	$0.1	$0.2
Interest Cost	3.0	2.8	0.6	0.6
Expected Return on Plan Assets	(5.3)	(4.9)	(2.3)	(1.9)
Amortization of Prior Service Credit	—	—	(1.5)	(1.5)
Amortization of Net Actuarial Loss	1.3	2.1	—	—
Net Periodic Benefit Cost (Credit)	$1.8	$3.0	$(3.1)	$(2.6)

APCo

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.9	$3.0	$0.2	$0.3
Interest Cost	4.4	4.1	1.2	1.2
Expected Return on Plan Assets	(8.1)	(7.3)	(4.1)	(3.4)
Amortization of Prior Service Credit	—	—	(2.6)	(2.6)
Amortization of Net Actuarial Loss	1.8	3.0	—	—
Net Periodic Benefit Cost (Credit)	$1.0	$2.8	$(5.3)	$(4.5)

I&M

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Service Cost	$4.0	$4.4	$0.2	$0.3
Interest Cost	4.2	4.0	0.8	0.9
Expected Return on Plan Assets	(8.0)	(7.2)	(3.4)	(2.8)
Amortization of Prior Service Credit	—	—	(2.4)	(2.4)
Amortization of Net Actuarial Loss	1.8	2.9	—	—
Net Periodic Benefit Cost (Credit)	$2.0	$4.1	$(4.8)	$(4.0)

OPCo

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.7	$2.9	$0.2	$0.2
Interest Cost	3.4	3.1	0.7	0.8
Expected Return on Plan Assets	(6.2)	(5.6)	(3.0)	(2.4)
Amortization of Prior Service Credit	—	—	(1.8)	(1.8)
Amortization of Net Actuarial Loss	1.4	2.2	—	—
Net Periodic Benefit Cost (Credit)	$1.3	$2.6	$(3.9)	$(3.2)

PSO

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Service Cost	$1.9	$1.9	$0.1	$0.2
Interest Cost	1.8	1.7	0.4	0.4
Expected Return on Plan Assets	(3.4)	(3.1)	(1.5)	(1.3)
Amortization of Prior Service Credit	—	—	(1.1)	(1.1)
Amortization of Net Actuarial Loss	0.7	1.3	—	—
Net Periodic Benefit Cost (Credit)	$1.0	$1.8	$(2.1)	$(1.8)

SWEPCo

	Pension Plans		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.6	$2.9	$0.1	$0.1
Interest Cost	2.3	2.1	0.5	0.5
Expected Return on Plan Assets	(3.7)	(3.4)	(1.9)	(1.5)
Amortization of Prior Service Credit	—	—	(1.3)	(1.3)
Amortization of Net Actuarial Loss	1.0	1.5	—	—
Net Periodic Benefit Cost (Credit)	$2.2	$3.1	$(2.6)	$(2.2)

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

The tables below represent AEP’s reportable segment income statement information for the three months ended March 31, 2022 and 2021 and reportable segment balance sheet information as of March 31, 2022 and December 31, 2021.

	Three Months Ended March 31, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,646.8	$1,242.2	$83.4	$609.5	$10.7	$—	$4,592.6
Other Operating Segments	40.6	4.6	328.0	9.8	9.2	(392.2)	—
Total Revenues	$2,687.4	$1,246.8	$411.4	$619.3	$19.9	$(392.2)	$4,592.6

Net Income (Loss)	$299.2	$152.8	$173.7	$116.0	$(23.6)	$—	$718.1

	Three Months Ended March 31, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,504.5	$1,082.3	$87.9	$601.7	$4.7	$—	$4,281.1
Other Operating Segments	32.8	5.8	289.1	32.5	8.2	(368.4)	—
Total Revenues	$2,537.3	$1,088.1	$377.0	$634.2	$12.9	$(368.4)	$4,281.1

Net Income (Loss)	$271.4	$114.4	$173.2	$38.2	$(18.4)	$—	$578.8

	March 31, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets (d)	$48,073.4	$21,413.9	$14,083.9	$4,790.7	$6,743.6	(b)	$(5,274.1)	(c)	$89,831.4

	December 31, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets (d)	$46,974.2	$21,120.2	$13,873.3	$4,263.6	$5,846.5	(b)	$(4,409.1)	(c)	$87,668.7

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
(d)Amount includes Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

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

The tables below present AEPTCo’s reportable segment income statement information for the three months ended March 31, 2022 and 2021 and reportable segment balance sheet information as of March 31, 2022 and December 31, 2021.

	Three Months Ended March 31, 2022
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$75.7	$—		$—	$75.7
Sales to AEP Affiliates	324.7	—		—	324.7
Total Revenues	$400.4	$—		$—	$400.4

Net Income	$155.4	$—	(a)	$—	$155.4

	Three Months Ended March 31, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$76.0	$—		$—	$76.0
Sales to AEP Affiliates	285.6	—		—	285.6
Other Revenues	0.1	—		—	0.1
Total Revenues	$361.7	$—		$—	$361.7

Net Income	$151.7	$—	(a)	$—	$151.7

	March 31, 2022
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets (d)	$12,768.6	$4,396.3	(b)	$(4,450.5)	(c)	$12,714.4

	December 31, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets (d)	$12,564.3	$4,389.5	(b)	$(4,429.4)	(c)	$12,524.4

(a)Includes the elimination of AEPTCo Parent’s equity earnings in the State Transcos.
(b)Includes the elimination of AEPTCo Parent’s investments in State Transcos.
(c)Primarily relates to the elimination of Notes Receivable from the State Transcos.
(d)Amount includes Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

Notional Volume of Derivative Instruments
March 31, 2022

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	241.4	—	13.2	5.3	2.7	4.5	2.3
Natural Gas	MMBtus	45.6	—	—	—	—	—	3.7
Heating Oil and Gasoline	Gallons	5.4	1.4	0.8	0.5	1.1	0.6	0.8
Interest Rate	USD	$108.6	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$1,150.0	$—	$—	$—	$—	$—	$—
December 31, 2021

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	287.9	—	33.1	13.6	2.7	11.9	3.4
Natural Gas	MMBtus	34.1	—	—	—	—	1.3	5.1
Heating Oil and Gasoline	Gallons	7.4	1.9	1.1	0.7	1.5	0.8	1.0
Interest Rate	USD	$116.5	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$950.0	$—	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles. AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $655 million and $263 million as of March 31, 2022 and December 31, 2021, respectively. AEP netted cash collateral paid to third-parties against short-term and long-term risk management liabilities in the amounts of $0 and $3 million as of March 31, 2022 and December 31, 2021, respectively. The netted cash collateral from third-parties against short-term and long-term risk management assets and netted cash collateral paid to third-parties against short-term and long-term risk management liabilities were immaterial for the Registrant Subsidiaries as of March 31, 2022 and December 31, 2021.

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets:

AEP

	March 31, 2022
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets (d)	$965.8	$420.5	$—	$1,386.3	$(1,075.6)	$310.7
Long-term Risk Management Assets	497.0	140.4	3.9	641.3	(380.5)	260.8
Total Assets	1,462.8	560.9	3.9	2,027.6	(1,456.1)	571.5

Current Risk Management Liabilities (e)	754.6	35.8	2.3	792.7	(662.7)	130.0
Long-term Risk Management Liabilities	346.6	13.5	79.5	439.6	(139.2)	300.4
Total Liabilities	1,101.2	49.3	81.8	1,232.3	(801.9)	430.4

Total MTM Derivative Contract Net Assets (Liabilities)	$361.6	$511.6	$(77.9)	$795.3	$(654.2)	$141.1

	December 31, 2021
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets (d)	$513.4	$176.0	$1.2	$690.6	$(496.2)	$194.4
Long-term Risk Management Assets	370.5	89.1	—	459.6	(192.6)	267.0
Total Assets	883.9	265.1	1.2	1,150.2	(688.8)	461.4

Current Risk Management Liabilities (e)	395.7	40.9	—	436.6	(361.2)	75.4
Long-term Risk Management Liabilities	243.9	16.7	38.1	298.7	(68.4)	230.3
Total Liabilities	639.6	57.6	38.1	735.3	(429.6)	305.7

Total MTM Derivative Contract Net Assets (Liabilities)	$244.3	$207.5	$(36.9)	$414.9	$(259.2)	$155.7

AEP Texas

March 31, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$1.5	$(1.3)	$0.2
Long-term Risk Management Assets	—	—	—
Total Assets	1.5	(1.3)	0.2

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$1.5	$(1.3)	$0.2

December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$0.6	$(0.6)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.6	(0.6)	—

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$0.6	$(0.6)	$—

APCo

	March 31, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement
Balance Sheet Location	Commodity (a)	Financial Position (b)	of Financial Position (c)
	(in millions)
Current Risk Management Assets	$10.8	$(3.8)	$7.0
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.5	(0.5)	—
Total Assets	11.3	(4.3)	7.0

Other Current Liabilities - Current Risk Management Liabilities	3.2	(3.0)	0.2
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.5	(0.5)	—
Total Liabilities	3.7	(3.5)	0.2

Total MTM Derivative Contract Net Assets (Liabilities)	$7.6	$(0.8)	$6.8

	December 31, 2021

	Risk	Gross Amounts	Net Amounts of Assets/
	Management	Offset in the	Liabilities Presented in
	Contracts –	Statement of	the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$47.5	$(5.5)	$42.0
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.2	(0.2)	—
Total Assets	47.7	(5.7)	42.0

Other Current Liabilities - Current Risk Management Liabilities	7.2	(6.4)	0.8
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.2	(0.2)	—
Total Liabilities	7.4	(6.6)	0.8

Total MTM Derivative Contract Net Assets	$40.3	$0.9	$41.2

I&M

	March 31, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$4.6	$(3.1)	$1.5
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.3	(0.3)	—
Total Assets	4.9	(3.4)	1.5

Current Risk Management Liabilities	2.9	(2.5)	0.4
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.3	(0.3)	—
Total Liabilities	3.2	(2.8)	0.4

Total MTM Derivative Contract Net Assets (Liabilities)	$1.7	$(0.6)	$1.1

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$11.1	$(7.8)	$3.3
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	0.2	(0.2)	—
Total Assets	11.3	(8.0)	3.3

Current Risk Management Liabilities	14.8	(9.8)	5.0
Deferred Credits and Other Noncurrent Liabilities - Long-term Risk Management Liabilities	0.2	(0.2)	—
Total Liabilities	15.0	(10.0)	5.0

Total MTM Derivative Contract Net Assets (Liabilities)	$(3.7)	$2.0	$(1.7)

OPCo

	March 31, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Prepayments and Other Current Assets - Current Risk Management Assets	$1.1	$(1.0)	$0.1
Long-term Risk Management Assets	—	—	—
Total Assets	1.1	(1.0)	0.1

Current Risk Management Liabilities	1.5	—	1.5
Long-term Risk Management Liabilities	67.0	—	67.0
Total Liabilities	68.5	—	68.5

Total MTM Derivative Contract Net Liabilities	$(67.4)	$(1.0)	$(68.4)

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.5	$(0.5)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.5	(0.5)	—

Current Risk Management Liabilities	6.7	—	6.7
Long-term Risk Management Liabilities	85.8	—	85.8
Total Liabilities	92.5	—	92.5

Total MTM Derivative Contract Net Liabilities	$(92.0)	$(0.5)	$(92.5)

PSO

	March 31, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$7.9	$(1.2)	$6.7
Long-term Risk Management Assets	—	—	—
Total Assets	7.9	(1.2)	6.7

Current Risk Management Liabilities	0.8	(0.7)	0.1
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.8	(0.7)	0.1

Total MTM Derivative Contract Net Assets (Liabilities)	$7.1	$(0.5)	$6.6

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$12.4	$(0.3)	$12.1
Long-term Risk Management Assets	—	—	—
Total Assets	12.4	(0.3)	12.1

Current Risk Management Liabilities	3.7	—	3.7
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	3.7	—	3.7

Total MTM Derivative Contract Net Assets (Liabilities)	$8.7	$(0.3)	$8.4

SWEPCo

	March 31, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$16.7	$(0.9)	$15.8
Long-term Risk Management Assets	—	—	—
Total Assets	16.7	(0.9)	15.8

Current Risk Management Liabilities	0.2	(0.2)	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.2	(0.2)	—

Total MTM Derivative Contract Net Assets (Liabilities)	$16.5	$(0.7)	$15.8

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$10.1	$(0.3)	$9.8
Deferred Charges and Other Noncurrent Assets - Long-term Risk Management Assets	1.1	—	1.1
Total Assets	11.2	(0.3)	10.9

Current Risk Management Liabilities	2.1	—	2.1
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	2.1	—	2.1

Total MTM Derivative Contract Net Assets (Liabilities)	$9.1	$(0.3)	$8.8

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
(d)Amount excludes Risk Management Assets of $1.4 million and $6 million as of March 31, 2022 and December 31, 2021, respectively, classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(e)Amount excludes Risk Management Liabilities of $0 and $0.1 million as of March 31, 2022 and December 31, 2021, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on
Risk Management Contracts

	Three Months Ended March 31, 2022
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Generation & Marketing Revenues	$152.3	$—	$—	$—	$—	$—	$—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	(0.1)	—	—	—
Purchased Electricity for Resale	1.5	—	1.4	—	—	—	—
Other Operation	0.6	0.2	—	0.1	0.1	0.1	0.1
Maintenance	0.8	0.2	0.1	0.1	0.1	0.1	0.1
Regulatory Assets (a)	23.6	—	(0.1)	(1.6)	23.9	3.6	(2.1)
Regulatory Liabilities (a)	36.5	0.9	(1.4)	1.7	—	12.7	20.9
Total Gain on Risk Management Contracts	$215.3	$1.3	$0.1	$0.2	$24.1	$16.5	$19.0

	Three Months Ended March 31, 2021
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.2	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(0.4)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.2	—	—	—	—
Purchased Electricity for Resale	0.4	—	0.4	—	—	—	—
Other Operation	0.3	0.1	—	—	0.1	—	—
Maintenance	0.5	0.1	0.1	0.1	0.1	0.1	0.1
Regulatory Assets (a)	6.4	—	—	(0.9)	6.6	—	0.8
Regulatory Liabilities (a)	22.0	0.4	3.4	(3.2)	2.9	11.2	6.2
Total Gain (Loss) on Risk Management Contracts	$29.4	$0.6	$4.1	$(4.0)	$9.7	$11.3	$7.1

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)
Long-term Debt (a) (b)	$(906.0)	$(952.3)	$38.2	$(8.5)

(a)Amounts included on the balance sheets within Long-term Debt Due within One Year and Long-term Debt, respectively.
(b)Amounts include $(44) million and $(46) million as of March 31, 2022 and December 31, 2021, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$(44.8)	$(33.2)
Fair Value Portion of Long-term Debt (a)	44.8	33.2

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three months ended March 31, 2022 and 2021, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three months ended March 31, 2022 AEP applied cash flow hedging to outstanding interest rate derivatives and the Registrant Subsidiaries did not. During the three months ended March 31, 2021, AEP and APCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	March 31, 2022		December 31, 2021
	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AOCI Gain (Loss) Net of Tax	$404.0	$(13.6)	$163.7	$(21.3)
Portion Expected to be Reclassed to Net Income During the Next Twelve Months	303.9	(2.9)	106.7	(3.3)

As of March 31, 2022 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 108 months and 105 months for commodity and interest rate hedges, respectively.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	March 31, 2022		December 31, 2021
	Interest Rate
		Expected to be		Expected to be
		Reclassified to		Reclassified to
		Net Income During		Net Income During
	AOCI Gain (Loss)	the Next	AOCI Gain (Loss)	the Next
Company	Net of Tax	Twelve Months	Net of Tax	Twelve Months
	(in millions)
AEP Texas	$(1.0)	$(1.0)	$(1.3)	$(1.1)
APCo	7.3	0.8	7.5	0.8
I&M	(6.3)	(1.6)	(6.7)	(1.6)
SWEPCo	1.3	0.2	1.2	0.1

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

Credit-Risk-Related Contingent Features

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  AEP had derivative contracts with collateral triggering events in a net liability position with a total exposure of $27 million and $9 million as of March 31, 2022 and December 31, 2021, respectively. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of March 31, 2022 and December 31, 2021.

Cross-Acceleration Triggers

Certain interest rate derivative contracts contain cross-acceleration provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-acceleration provisions could be triggered if there was a non-performance event by the Registrants under any of their outstanding debt of at least $50 million and the lender on that debt has accelerated the entire repayment obligation. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-acceleration provisions in contracts. AEP had derivative contracts with cross-acceleration provisions in a net liability position of $82 million and $40 million as of March 31, 2022 and December 31, 2021, respectively. There was no cash collateral posted as of March 31, 2022 and December 31, 2021, respectively. If a cross-acceleration provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries had no derivative contracts with cross-acceleration provisions outstanding as of March 31, 2022 and December 31, 2021.

Cross-Default Triggers (Applies to AEP, APCo, I&M and SWEPCo)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third-party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. AEP had derivative liabilities subject to cross-default provisions in a net liability position of $167 million and $76 million and no cash collateral posted as of March 31, 2022 and December 31, 2021, respectively, after considering contractual netting arrangements. If a cross-default provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries’ derivative contracts with cross-default provisions outstanding as of March 31, 2022 and December 31, 2021 were not material.

Warrants Held in Investee (Applies to AEP)

AEP holds an investment in ChargePoint, which completed an initial public offering (IPO) in February 2021 via a reverse merger with a public special purpose acquisition company. AEP’s interests in ChargePoint consisted of a noncontrolling equity interest of common shares, which were accounted for at their fair value of $30 million as of March 31, 2022, and common share warrants. AEP recorded unrealized gains of $1 million and $27 million associated with the common shares for the three months ended March 31, 2022 and 2021, respectively, presented in Other Income (Expense) on AEP’s statements of income.

Management has determined the common share warrants are derivative instruments based on the accounting guidance for “Derivatives and Hedging”. As of March 31, 2022 and December 31, 2021, the warrants were valued at $15 million and $15 million, respectively, and were recorded in Deferred Charges and Other Noncurrent Assets on AEP’s balance sheets. AEP recognized an unrealized gain of $1 million and unrealized loss of $10 million associated with the warrants for the three months ended March 31, 2022 and 2021, respectively, presented in Other Income (Expense) on AEP’s statements of income.

Management utilized a Black-Scholes options pricing model to value the warrants as of March 31, 2022 and December 31, 2021. There was an observable publicly traded stock price to use in the Black-Scholes options pricing model, which resulted in the warrants being categorized as Level 2 as of March 31, 2022 and December 31, 2021. The common shares are categorized as Level 1 based on the observable publicly traded stock price. See “Fair Value Measurements of Financial Assets and Liabilities” section of Note 10 for additional information.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	March 31, 2022		December 31, 2021
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP (a)(b)(c)	$33,864.1	$34,144.5	$33,454.5	$37,564.7
AEP Texas	5,170.6	5,123.4	5,180.8	5,663.8
AEPTCo	4,344.5	4,301.5	4,343.9	4,968.2
APCo	4,927.2	5,339.9	4,938.9	6,037.1
I&M	3,171.7	3,282.6	3,195.0	3,748.0
OPCo	2,969.0	2,965.6	2,968.5	3,437.5
PSO	2,413.6	2,412.6	1,913.5	2,163.7
SWEPCo	3,394.1	3,342.4	3,395.2	3,792.9

(a)The fair value amounts include debt related to AEP’s Equity Units and had a fair value of $950 million and $1.7 billion as of March 31, 2022 and December 31, 2021, respectively. See “Equity Units” section of Note 12 for additional information.
(b)The book value amounts exclude Long-term Debt of $1.1 billion and $1.1 billion as of March 31, 2022 and December 31, 2021, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(c)The fair value amounts exclude Long-term Debt of $1.1 billion and $1.2 billion as of March 31, 2022 and December 31, 2021, respectively, related to KPCo. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

Fair Value Measurements of Other Temporary Investments and Restricted Cash (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments and Restricted Cash:

	March 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$49.9	$—	$—	$49.9
Other Cash Deposits	9.5	—	—	9.5
Fixed Income Securities – Mutual Funds (b)	151.5	—	(4.5)	147.0
Equity Securities – Mutual Funds	19.7	32.3	—	52.0
Total Other Temporary Investments and Restricted Cash	$230.6	$32.3	$(4.5)	$258.4

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$48.0	$—	$—	$48.0
Other Cash Deposits	10.0	—	—	10.0
Fixed Income Securities – Mutual Funds (b)	154.3	0.5	—	154.8
Equity Securities – Mutual Funds	19.7	35.9	—	55.6
Total Other Temporary Investments and Restricted Cash	$232.0	$36.4	$—	$268.4

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Proceeds from Investment Sales	$3.9	$5.5
Purchases of Investments	0.8	0.7
Gross Realized Gains on Investment Sales	0.3	0.1
Gross Realized Losses on Investment Sales	0.1	—

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

The following is a summary of nuclear trust fund investments:

	March 31, 2022			December 31, 2021
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$21.8	$—	$—	$84.7	$—	$—
Fixed Income Securities:
United States Government	1,169.6	13.5	(22.3)	1,156.4	66.3	(7.9)
Corporate Debt	69.4	0.1	(4.0)	76.7	6.7	(2.1)
State and Local Government	7.2	0.2	(0.1)	7.3	0.4	(0.1)
Subtotal Fixed Income Securities	1,246.2	13.8	(26.4)	1,240.4	73.4	(10.1)
Equity Securities - Domestic (a)	2,410.4	1,763.5	—	2,541.9	1,901.3	—
Spent Nuclear Fuel and Decommissioning Trusts	$3,678.4	$1,777.3	$(26.4)	$3,867.0	$1,974.7	$(10.1)

(a)Amount reported as Gross Unrealized Gains includes unrealized gains of $1.8 billion and $1.9 billion and unrealized losses of $5 million and $4 million as of March 31, 2022 and December 31, 2021, respectively.

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Proceeds from Investment Sales	$493.5	$320.0
Purchases of Investments	507.7	336.9
Gross Realized Gains on Investment Sales	5.8	5.4
Gross Realized Losses on Investment Sales	7.2	4.2

The base cost of fixed income securities was $1.2 billion and $1.2 billion as of March 31, 2022 and December 31, 2021, respectively.  The base cost of equity securities was $647 million and $641 million as of March 31, 2022 and December 31, 2021, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of March 31, 2022 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$342.3
After 1 year through 5 years	427.3
After 5 years through 10 years	232.4
After 10 years	244.2
Total	$1,246.2

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$49.9	$—	$—	$—	$49.9
Other Cash Deposits (a)	—	—	—	9.5	9.5
Fixed Income Securities – Mutual Funds	147.0	—	—	—	147.0
Equity Securities – Mutual Funds (b)	52.0	—	—	—	52.0
Total Other Temporary Investments and Restricted Cash	248.9	—	—	9.5	258.4

Risk Management Assets
Risk Management Commodity Contracts (c) (d) (i)	26.1	1,194.1	223.7	(1,391.1)	52.8
Cash Flow Hedges:
Commodity Hedges (c)	—	519.6	35.4	(40.2)	514.8
Interest Rate Hedges	—	3.9	—	—	3.9
Total Risk Management Assets	26.1	1,717.6	259.1	(1,431.3)	571.5

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	14.2	—	—	7.6	21.8
Fixed Income Securities:
United States Government	—	1,169.6	—	—	1,169.6
Corporate Debt	—	69.4	—	—	69.4
State and Local Government	—	7.2	—	—	7.2
Subtotal Fixed Income Securities	—	1,246.2	—	—	1,246.2
Equity Securities – Domestic (b)	2,410.4	—	—	—	2,410.4
Total Spent Nuclear Fuel and Decommissioning Trusts	2,424.6	1,246.2	—	7.6	3,678.4

Other Investments (h)	30.1	15.5	—	—	45.6

Total Assets	$2,729.7	$2,979.3	$259.1	$(1,414.2)	$4,553.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d) (j)	$8.0	$896.7	$177.5	$(736.8)	$345.4
Cash Flow Hedges:
Commodity Hedges (c)	—	43.3	0.1	(40.2)	3.2
Interest Rate Hedges	—	0.1	—	—	0.1
Fair Value Hedges	—	81.7	—	—	81.7
Total Risk Management Liabilities	$8.0	$1,021.8	$177.6	$(777.0)	$430.4

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$48.0	$—	$—	$—	$48.0
Other Cash Deposits (a)	—	—	—	10.0	10.0
Fixed Income Securities – Mutual Funds	154.8	—	—	—	154.8
Equity Securities – Mutual Funds (b)	55.6	—	—	—	55.6
Total Other Temporary Investments and Restricted Cash	258.4	—	—	10.0	268.4

Risk Management Assets
Risk Management Commodity Contracts (c) (f) (i)	7.4	648.5	226.3	(642.4)	239.8
Cash Flow Hedges:
Commodity Hedges (c)	—	242.9	19.2	(41.7)	220.4
Fair Value Hedges	—	1.2	—	—	1.2
Total Risk Management Assets	7.4	892.6	245.5	(684.1)	461.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	77.7	—	—	7.0	84.7
Fixed Income Securities:
United States Government	—	1,156.4	—	—	1,156.4
Corporate Debt	—	76.7	—	—	76.7
State and Local Government	—	7.3	—	—	7.3
Subtotal Fixed Income Securities	—	1,240.4	—	—	1,240.4
Equity Securities – Domestic (b)	2,541.9	—	—	—	2,541.9
Total Spent Nuclear Fuel and Decommissioning Trusts	2,619.6	1,240.4	—	7.0	3,867.0

Other Investments (h)	28.8	14.9	—	—	43.7

Total Assets	$2,914.2	$2,147.9	$245.5	$(667.1)	$4,640.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f) (j)	$5.3	$485.0	$147.6	$(383.2)	$254.7
Cash Flow Hedges:
Commodity Hedges (c)	—	54.0	0.6	(41.7)	12.9
Fair Value Hedges	—	38.1	—	—	38.1
Total Risk Management Liabilities	$5.3	$577.1	$148.2	$(424.9)	$305.7

AEP Texas
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$39.9	$—	$—	$—	$39.9

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1.5	—	(1.3)	0.2

Total Assets	$39.9	$1.5	$—	$(1.3)	$40.1

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$30.4	$—	$—	$—	$30.4

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.6	—	(0.6)	—

Total Assets	$30.4	$0.6	$—	$(0.6)	$30.4

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$10.0	$—	$—	$—	$10.0

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	4.3	7.0	(4.3)	7.0

Total Assets	$10.0	$4.3	$7.0	$(4.3)	$17.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$3.3	$0.4	$(3.5)	$0.2

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$17.6	$—	$—	$—	$17.6

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	5.8	42.0	(5.8)	42.0

Total Assets	$17.6	$5.8	$42.0	$(5.8)	$59.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$7.2	$0.3	$(6.7)	$0.8

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$2.8	$2.1	$(3.4)	$1.5

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	14.2	—	—	7.6	21.8
Fixed Income Securities:
United States Government	—	1,169.6	—	—	1,169.6
Corporate Debt	—	69.4	—	—	69.4
State and Local Government	—	7.2	—	—	7.2
Subtotal Fixed Income Securities	—	1,246.2	—	—	1,246.2
Equity Securities - Domestic (b)	2,410.4	—	—	—	2,410.4
Total Spent Nuclear Fuel and Decommissioning Trusts	2,424.6	1,246.2	—	7.6	3,678.4

Total Assets	$2,424.6	$1,249.0	$2.1	$4.2	$3,679.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$2.1	$1.1	$(2.8)	$0.4

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$3.8	$7.6	$(8.1)	$3.3

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	77.7	—	—	7.0	84.7
Fixed Income Securities:
United States Government	—	1,156.4	—	—	1,156.4
Corporate Debt	—	76.7	—	—	76.7
State and Local Government	—	7.3	—	—	7.3
Subtotal Fixed Income Securities	—	1,240.4	—	—	1,240.4
Equity Securities - Domestic (b)	2,541.9	—	—	—	2,541.9
Total Spent Nuclear Fuel and Decommissioning Trusts	2,619.6	1,240.4	—	7.0	3,867.0

Total Assets	$2,619.6	$1,244.2	$7.6	$(1.1)	$3,870.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$6.7	$8.3	$(10.0)	$5.0

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$1.1	$—	$(1.0)	$0.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (g)	$—	$—	$68.5	$—	$68.5

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.5	$—	$(0.5)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (g)	$—	$—	$92.5	$—	$92.5

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.6	$7.3	$(1.2)	$6.7

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.8	$(0.7)	$0.1

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$12.2	$(0.4)	$12.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$3.7	$0.1	$(0.1)	$3.7

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.8	$15.9	$(0.9)	$15.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.2	$(0.2)	$—

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$11.0	$(0.4)	$10.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$2.1	$0.1	$(0.1)	$2.1

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
(d)The March 31, 2022 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $14 million in 2022 and $4 million in periods 2023-2025; Level 2 matures $96 million in 2022, $188 million in periods 2023-2025, $10 million in periods 2026-2027 and $4 million in periods 2028-2033; Level 3 matures $37 million in 2022, $8 million in periods 2023-2025, $13 million in periods 2026-2027 and $(11) million in periods 2028-2033.  Risk management commodity contracts are substantially comprised of power contracts.
(e)Amounts in “Other’’ column primarily represent accrued interest receivables from financial institutions.  Level 1 amounts primarily represent investments in money market funds.
(f)The December 31, 2021 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $1 million in 2022 and $1 million in periods 2023-2025; Level 2 matures $42 million in 2022, $109 million in periods 2023-2025, $10 million in periods 2026-2027 and $3 million in periods 2028-2033; Level 3 matures $82 million in 2022, $10 million in periods 2023-2025, $9 million in periods 2026-2027 and $(17) million in periods 2028-2033.  Risk management commodity contracts are substantially comprised of power contracts.
(g)Substantially comprised of power contracts for the Registrant Subsidiaries.
(h)See “Warrants Held in Investee” section of Note 9 for additional information.
(i)Amount excludes Risk Management Assets of $1.4 million and $6 million as of March 31, 2022 and December 31, 2021, respectively, classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(j)Amount excludes Risk Management Liabilities of $0 and $0.1 million as of March 31, 2022 and December 31, 2021, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended March 31, 2022	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2021	$97.3	$41.7	$(0.7)	$(92.5)	$12.1	$10.9
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	18.2	(2.9)	3.8	0.5	12.1	9.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(19.0)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	19.3	—	—	—	—	—
Settlements	(51.6)	(32.4)	(2.3)	1.4	(19.8)	(16.2)
Transfers into Level 3 (d) (e)	2.5	—	—	—	—	—
Transfers out of Level 3 (e)	2.9	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	7.4	0.2	0.2	22.1	2.1	11.2
Assets and Liabilities Held for Sale related to KPCo (g)	4.5	—	—	—	—	—
Balance as of March 31, 2022	$81.5	$6.6	$1.0	$(68.5)	$6.5	$15.7

Three Months Ended March 31, 2021	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2020	$113.3	$19.3	$2.1	$(110.3)	$10.3	$1.6
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	19.8	2.1	0.3	—	9.3	6.1
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(21.3)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	3.1	—	—	—	—	—
Settlements	(47.9)	(15.6)	(1.4)	2.7	(16.3)	(8.2)
Transfers into Level 3 (d) (e)	0.5	—	—	—	—	—
Transfers out of Level 3 (e)	(33.0)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	7.3	0.8	(0.3)	3.6	2.2	1.0
Balance as of March 31, 2021	$41.8	$6.6	$0.7	$(104.0)	$5.5	$0.5

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
(g)Amount excludes Risk Management Assets classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

AEP
Significant Unobservable Inputs
March 31, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Energy Contracts	$223.3	$169.5	Discounted Cash Flow	Forward Market Price (a)	$12.79	$119.45	$42.15
Natural Gas Contracts	10.1	—	Discounted Cash Flow	Forward Market Price (b)	2.58	6.01	5.05
FTRs	25.7	8.1	Discounted Cash Flow	Forward Market Price (a)	(41.14)	13.46	(0.08)
Total	$259.1	$177.6

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Energy Contracts	$164.4	$135.2	Discounted Cash Flow	Forward Market Price (a)	$10.30	$76.70	$37.11
Natural Gas Contracts	3.6	—	Discounted Cash Flow	Forward Market Price (b)	3.11	4.02	3.47
FTRs	77.5	13.0	Discounted Cash Flow	Forward Market Price (a)	(23.93)	26.38	0.86
Total	$245.5	$148.2

APCo
Significant Unobservable Inputs
March 31, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.2	Discounted Cash Flow	Forward Market Price	$44.99	$66.21	$55.42
FTRs	7.0	0.2	Discounted Cash Flow	Forward Market Price	0.15	11.19	1.05
Total	$7.0	$0.4

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.3	Discounted Cash Flow	Forward Market Price	$32.20	$56.54	$44.77
FTRs	42.0	—	Discounted Cash Flow	Forward Market Price	(0.30)	26.38	2.63
Total	$42.0	$0.3

I&M
Significant Unobservable Inputs
March 31, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.1	Discounted Cash Flow	Forward Market Price	$44.99	$66.21	$55.42
FTRs	2.1	1.0	Discounted Cash Flow	Forward Market Price	(1.32)	11.50	0.41
Total	$2.1	$1.1

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.2	Discounted Cash Flow	Forward Market Price	$32.20	$56.54	$44.77
FTRs	7.6	8.1	Discounted Cash Flow	Forward Market Price	(5.45)	17.78	(0.12)
Total	$7.6	$8.3

OPCo
Significant Unobservable Inputs
March 31, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$68.5	Discounted Cash Flow	Forward Market Price	$15.77	$83.20	$38.10

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$92.5	Discounted Cash Flow	Forward Market Price	$14.26	$52.98	$30.68

PSO
Significant Unobservable Inputs
March 31, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$7.3	$0.8	Discounted Cash Flow	Forward Market Price	$(41.14)	$11.59	$(3.69)

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$12.2	$0.1	Discounted Cash Flow	Forward Market Price	$(18.39)	$1.87	$(2.57)

SWEPCo
Significant Unobservable Inputs
March 31, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$10.1	$—	Discounted Cash Flow	Forward Market Price (b)	$5.23	$6.01	$5.51
FTRs	5.8	0.2	Discounted Cash Flow	Forward Market Price (a)	(41.14)	11.59	(3.69)
Total	$15.9	$0.2

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$3.6	$—	Discounted Cash Flow	Forward Market Price (b)	$3.11	$4.02	$3.47
FTRs	7.4	0.1	Discounted Cash Flow	Forward Market Price (a)	(18.39)	1.87	(2.57)
Total	$11.0	$0.1

(a)Represents market prices in dollars per MWh.
(b)Represents market prices in dollars per MMBtu.
(c)The weighted average is the product of the forward market price of the underlying commodity and volume weighted by term.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts, Natural Gas Contracts and FTRs for the Registrants as of March 31, 2022 and December 31, 2021:

Uncertainty of Fair Value Measurements

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

11.  INCOME TAXES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Effective Tax Rates (ETR)

The Registrants’ interim ETR reflect the estimated annual ETR for 2022 and 2021, adjusted for tax expense associated with certain discrete items.

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

The ETR for each of the Registrants are included in the following tables:

	Three Months Ended March 31, 2022
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	1.5%	0.3%	2.6%	2.9%	1.6%	0.7%	0.6%	2.3%
Tax Reform Excess ADIT Reversal	(6.6)%	(2.0)%	0.3%	(5.8)%	(17.3)%	(7.8)%	(15.3)%	(4.9)%
Production and Investment Tax Credits	(8.0)%	(0.2)%	—%	—%	(1.4)%	—%	(26.2)%	(23.1)%
Flow Through	0.3%	0.3%	0.3%	1.7%	(1.9)%	0.9%	0.6%	(0.6)%
AFUDC Equity	(0.9)%	(0.9)%	(1.6)%	(0.7)%	(0.6)%	(0.6)%	(0.7)%	(0.5)%
Discrete Tax Adjustments	(0.6)%	—%	—%	(0.6)%	—%	—%	—%	—%
Other	0.2%	(0.1)%	—%	—%	(0.2)%	—%	(0.8)%	0.6%
Effective Income Tax Rate	6.9%	18.4%	22.6%	18.5%	1.2%	14.2%	(20.8)%	(5.2)%

	Three Months Ended March 31, 2021
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	2.3%	1.4%	2.7%	3.2%	1.3%	0.7%	4.7%	(0.8)%
Tax Reform Excess ADIT Reversal	(9.2)%	(7.8)%	0.3%	(18.0)%	(17.9)%	(9.7)%	(24.7)%	(5.9)%
Production and Investment Tax Credits	(5.5)%	(0.3)%	—%	—%	(1.7)%	—%	(8.2)%	(5.1)%
Flow Through	0.3%	0.3%	0.2%	1.6%	(1.0)%	1.1%	0.6%	(0.7)%
AFUDC Equity	(0.9)%	(1.4)%	(1.7)%	(1.1)%	(0.2)%	(1.1)%	(0.5)%	(0.4)%
Parent Company Loss Benefit	—%	—%	(1.9)%	(2.9)%	(2.5)%	—%	—%	—%
Discrete Tax Adjustments	0.5%	—%	—%	—%	—%	(4.0)%	—%	—%
Other	0.1%	0.1%	0.1%	0.1%	—%	0.2%	(0.9)%	0.1%
Effective Income Tax Rate	8.6%	13.3%	20.7%	3.9%	(1.0)%	8.2%	(8.0)%	8.2%

Federal and State Income Tax Audit Status

In the third quarter of 2019, AEP and subsidiaries elected to amend the 2014 through 2017 federal returns. In the first quarter of 2020, the IRS notified AEP that it was beginning an examination of these amended returns, including the net operating loss carryback to 2015 that originated in the 2017 return. As of March 31, 2022, the IRS has not issued any proposed adjustment and has accepted the 2014 amended return as filed. AEP has agreed to extend the statute of limitations on the 2017 tax return to December 31, 2022 to allow time for the audit to be completed and the Congressional Joint Committee on Taxation to approve the associated refund claim.

AEP and subsidiaries file income tax returns in various state and local jurisdictions. These taxing authorities routinely examine the tax returns, and AEP and subsidiaries are currently under examination in several state and local jurisdictions. Generally, the statutes of limitations have expired for tax years prior to 2017. In addition, management is monitoring and continues to evaluate the potential impact of federal legislation and corresponding state conformity.

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

At-the-Market (ATM) Program

In 2020, AEP filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which AEP may sell, from time to time, up to an aggregate of $1 billion of its common stock through an ATM offering program, including an equity forward sales component. The compensation paid to the selling agents by AEP may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the three months ended March 31, 2022.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding, net of issuance costs and premiums or discounts:

Type of Debt	March 31, 2022	December 31, 2021
	(in millions)
Senior Unsecured Notes	$27,454.6	$27,497.3
Pollution Control Bonds	1,804.8	1,804.5
Notes Payable	186.4	211.3
Securitization Bonds	579.6	603.5
Spent Nuclear Fuel Obligation (a)	281.4	281.3
Junior Subordinated Notes (b)	2,373.4	2,373.0
Other Long-term Debt	1,183.9	683.6
Total Long-term Debt Outstanding	33,864.1	33,454.5
Long-term Debt Due Within One Year (c)	3,008.4	2,153.8
Long-term Debt (d)	$30,855.7	$31,300.7

(a)Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for SNF disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. Trust fund assets related to this obligation were $328 million and $329 million as of March 31, 2022 and December 31, 2021, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.
(b)See “Equity Units” section below for additional information.
(c)Amount excludes $200 million and $200 million as of March 31, 2022 and December 31, 2021, respectively, of Long-term Debt Due Within One Year classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(d)Amount excludes $903 million and $903 million as of March 31, 2022 and December 31, 2021, respectively, of Long-term Debt classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first three months of 2022 are shown in the following tables:

		Principal	Interest
Company	Type of Debt	Amount (a)	Rate	Due Date
Issuances:		(in millions)	(%)
PSO	Other Long-term Debt	$500.0	Variable	2022

Non-Registrant:
Transource Energy	Other Long-term Debt	1.0	Variable	2023
Total Issuances		$501.0

(a)Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

		Principal	Interest
Company	Type of Debt	Amount Paid	Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP Texas	Securitization Bonds	$11.4	2.06	2025
APCo	Securitization Bonds	12.7	2.01	2023
I&M	Notes Payable	1.3	Variable	2022
I&M	Notes Payable	1.1	Variable	2022
I&M	Notes Payable	4.6	Variable	2023
I&M	Notes Payable	3.5	Variable	2024
I&M	Notes Payable	6.5	Variable	2025
I&M	Notes Payable	6.2	0.93	2025
I&M	Other Long-term Debt	0.6	6.00	2025
PSO	Other Long-term Debt	0.1	3.00	2027
SWEPCo	Notes Payable	1.6	4.58	2032

Non-Registrant:
Transource Energy	Senior Unsecured Notes	1.4	2.75	2050
Total Retirements and Principal Payments		$51.0

Long-term Debt Subsequent Event

In April 2022, I&M retired $5 million of Notes Payable related to DCC Fuel.

In April 2022, AEP remarketed $65 million of Pollution Control Bonds related to WPCo.

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

Each corporate unit represents a 1/20 undivided beneficial ownership interest in $1,000 principal amount of AEP’s 3.40% Junior Subordinated Notes (notes) due in 2024 and a forward equity purchase contract which settled after three years in 2022. In January 2022, AEP successfully remarketed the notes on behalf of holders of the corporate units and did not directly receive any proceeds therefrom. Instead, the holders of the corporate units used the debt remarketing proceeds to settle the forward equity purchase contract with AEP. The interest rate on the notes was reset to 2.031% with the maturity remaining in 2024. In March 2022, AEP issued 8,970,920 shares of AEP common stock and received proceeds totaling $805 million under the settlement of the forward equity purchase contract. AEP common stock held in treasury was used to settle the forward equity purchase contract.

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 2.9% of consolidated tangible net assets as of March 31, 2022. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

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

Corporate Borrowing Program - AEP System (Applies to all Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries. The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP. The AEP System Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC. The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of March 31, 2022 and December 31, 2021 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets. The Utility Money Pool participants’ activity and corresponding authorized borrowing limits for the three months ended March 31, 2022 are described in the following table:

	Maximum		Average		Net
	Borrowings	Maximum	Borrowings	Average	Borrowings from		Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money		Short-term
	Utility	Utility	Utility	Utility	Pool as of		Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	March 31, 2022		Limit
	(in millions)
AEP Texas	$264.7	$—	$152.8	$—	$(262.2)		$500.0
AEPTCo	388.4	14.5	253.1	3.2	(282.1)	(a)	820.0	(b)
APCo	227.9	20.8	114.6	20.0	(15.8)		500.0
I&M	159.1	21.5	102.2	21.5	(52.1)		500.0
OPCo	112.2	92.1	57.4	41.5	(55.7)		500.0
PSO	211.8	432.5	94.8	403.6	(211.8)		400.0
SWEPCo	215.6	156.6	201.9	109.7	(202.9)		400.0

(a)    Amount excludes $2 million of Advances to Affiliates classified as Assets Held for Sale on the AEPTCo balance sheet. See “Dispositions of KPCo and KTCo” section of Note 6 for additional information.
(b)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of March 31, 2022 and December 31, 2021 are included in Advances to Affiliates on the subsidiaries’ balance sheets. The Nonutility Money Pool participants’ activity for the three months ended March 31, 2022 is described in the following table:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	March 31, 2022
	(in millions)
AEP Texas	$6.9	$6.8	$6.8
SWEPCo	2.1	2.1	2.1

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to and borrowings from AEP as of March 31, 2022 and December 31, 2021 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct borrowing and lending activity with AEP and corresponding authorized borrowing limit for the three months ended March 31, 2022 are described in the following table:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	March 31, 2022	March 31, 2022	Borrowing Limit
(in millions)
$37.0	$141.8	$4.3	$72.7	$37.0	$—	$50.0	(a)

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Three Months Ended March 31,
	2022	2021
Maximum Interest Rate	1.00%	0.40%
Minimum Interest Rate	0.10%	0.25%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate for Funds		Average Interest Rate for Funds
	Borrowed from the Utility Money Pool		Loaned to the Utility Money Pool
	for Three Months Ended March 31,		for Three Months Ended March 31,
Company	2022	2021	2022	2021
AEP Texas	0.70%	0.31%	—%	—%
AEPTCo	0.66%	0.31%	0.60%	0.28%
APCo	0.55%	0.28%	0.62%	0.36%
I&M	0.63%	0.31%	0.62%	0.30%
OPCo	0.77%	0.29%	0.48%	0.29%
PSO	0.69%	0.33%	0.65%	0.28%
SWEPCo	0.98%	0.28%	0.55%	0.38%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	1.00%	0.46%	0.62%	0.40%	0.25%	0.30%
SWEPCo	1.00%	0.46%	0.62%	0.40%	0.25%	0.30%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Three Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
March 31,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2022	1.00%	0.46%	1.00%	0.46%	0.66%	0.60%
2021	0.86%	0.25%	0.86%	0.25%	0.31%	0.31%

Short-term Debt (Applies to AEP)

Outstanding short-term debt was as follows:

		March 31, 2022		December 31, 2021
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(dollars in millions)
AEP	Securitized Debt for Receivables (b)	$750.0	0.31%	$750.0	0.19%
AEP	Commercial Paper	1,880.3	0.97%	1,364.0	0.34%
AEP	Term Loan (c)	500.0	1.11%	500.0	0.81%
AEP	Term Loan	250.0	0.97%	—	—%
	Total Short-term Debt	$3,380.3		$2,614.0

(a)Weighted-average rate.
(b)Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.
(c)In March 2022, AEP extended the maturity date of the original 364-Day Term Loan to August 2022.

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

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in September 2021 to include a $125 million and a $625 million facility which expire in September 2023 and 2024, respectively. As of March 31, 2022, the affiliated utility subsidiaries are in compliance with all requirements under the agreement.

Accounts receivable information for AEP Credit was as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	0.31%	0.20%
Net Uncollectible Accounts Receivable Written-Off	$7.4	$9.3

	March 31, 2022	December 31, 2021
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$948.4	$995.2
Short-term – Securitized Debt of Receivables	750.0	750.0
Delinquent Securitized Accounts Receivable	50.1	57.9
Bad Debt Reserves Related to Securitization	41.8	42.8
Unbilled Receivables Related to Securitization	237.1	307.1

AEP Credit’s delinquent customer accounts receivable represent accounts greater than 30 days past due.

Securitized Accounts Receivables – AEP Credit (Applies to all Registrant Subsidiaries except AEP Texas and AEPTCo)

Under this sale of receivables arrangement, the Registrant Subsidiaries sell, without recourse, certain of their customer accounts receivable and accrued unbilled revenue balances to AEP Credit and are charged a fee based on AEP Credit’s financing costs, administrative costs and uncollectible accounts experience for each Registrant Subsidiary’s receivables. APCo does not have regulatory authority to sell its West Virginia accounts receivable. KPCo terminated selling accounts receivable to AEP Credit in the first quarter of 2022, based on the pending sale to Liberty. As a result of the termination, in the first quarter of 2022, KPCo recorded an allowance for uncollectible accounts on its balance sheet for those receivables no longer sold to AEP Credit. The costs of customer accounts receivable sold are reported in Other Operation expense on the Registrant Subsidiaries’ statements of income. The Registrant Subsidiaries manage and service their customer accounts receivable, which are sold to AEP Credit. AEP Credit securitizes the eligible receivables for the operating companies and retains the remainder.

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	March 31, 2022	December 31, 2021
	(in millions)
APCo	$148.6	$153.1
I&M	178.0	156.9
OPCo	402.0	392.7
PSO	109.0	114.5
SWEPCo	139.9	153.0

The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended March 31,
Company	2022	2021
	(in millions)
APCo	$1.3	$1.2
I&M	1.7	1.6
OPCo	7.4	1.3
PSO	0.9	0.7
SWEPCo	1.3	1.5

The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended March 31,
Company	2022	2021
	(in millions)
APCo	$415.5	$362.4
I&M	513.4	478.8
OPCo	716.6	601.3
PSO	363.4	284.9
SWEPCo	394.5	384.4

13. PROPERTY, PLANT AND EQUIPMENT

The disclosure in this note applies to AEP, PSO and SWEPCo.

Asset Retirement Obligations

The Registrants record ARO in accordance with the accounting guidance for “Asset Retirement and Environmental Obligations” for legal obligations for asbestos removal and for the retirement of certain ash disposal facilities, wind farms, solar farms and certain coal mining facilities. The discussion below summarizes significant changes to the Registrants ARO recorded in 2022 and should be read in conjunction with the Property, Plant and Equipment note within the 2021 Annual Report.

In March 2022, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Traverse during its development and construction. Immediately following the acquisition, PSO and SWEPCo liquidated the entity and simultaneously distributed the Traverse assets in proportion to their undivided ownership interests. Traverse was placed in-service in March 2022. As a result, PSO and SWEPCo incurred additional ARO liabilities of $13 million and $15 million, respectively. See the “North Central Wind Energy Facilities” section of Note 6 for additional information. Additionally, in March 2022, SWEPCo recorded a $13 million revision due to an increase in estimated ash pond closure costs at the Pirkey Power Plant and the Welsh Plant.

The following is a reconciliation of the aggregate carrying amounts of ARO for AEP, PSO and SWEPCo:

Company	ARO as of December 31, 2021	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates	ARO as of March 31, 2022
	(in millions)
AEP (a)(b)(c)(d)(e)	$2,741.7	$25.8	$37.2	$(4.9)	$16.6	$2,816.4
PSO (a)(d)	57.6	0.9	12.8	—	—	71.3
SWEPCo (a)(c)(d)	222.7	2.4	15.4	(4.1)	13.4	249.8

(a)Includes ARO related to ash disposal facilities.
(b)Includes ARO related to nuclear decommissioning costs for the Cook Plant of $1.94 billion and $1.93 billion as of March 31, 2022 and December 31, 2021, respectively.
(c)Includes ARO related to Sabine and DHLC.
(d)Includes ARO related to asbestos removal.
(e)Includes $19 million and $18 million as of March 31, 2022 and December 31, 2021, respectively, of ARO classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

14. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers

The tables below represent AEP’s reportable segment revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended March 31, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,150.8	$600.6	$—	$—	$—	$—	$1,751.4
Commercial Revenues	572.9	289.7	—	—	—	—	862.6
Industrial Revenues	563.0	133.3	—	—	—	(0.4)	695.9
Other Retail Revenues	47.4	11.6	—	—	—	—	59.0
Total Retail Revenues	2,334.1	1,035.2	—	—	—	(0.4)	3,368.9

Wholesale and Competitive Retail Revenues:
Generation Revenues	187.2	—	—	40.3	—	—	227.5
Transmission Revenues (a)	105.3	154.9	414.5	—	—	(361.8)	312.9
Renewable Generation Revenues (b)	—	—	—	22.4	—	(0.8)	21.6
Retail, Trading and Marketing Revenues (c)	—	—	—	388.8	3.2	(9.0)	383.0
Total Wholesale and Competitive Retail Revenues	292.5	154.9	414.5	451.5	3.2	(371.6)	945.0

Other Revenues from Contracts with Customers (b)	61.6	53.8	(0.2)	8.6	13.9	(18.6)	119.1

Total Revenues from Contracts with Customers	2,688.2	1,243.9	414.3	460.1	17.1	(390.6)	4,433.0

Other Revenues:
Alternative Revenues (b)	(0.8)	(3.4)	(2.9)	—	—	1.3	(5.8)
Other Revenues (b) (d)	—	6.3	—	159.2	2.8	(2.9)	165.4
Total Other Revenues	(0.8)	2.9	(2.9)	159.2	2.8	(1.6)	159.6

Total Revenues	$2,687.4	$1,246.8	$411.4	$619.3	$19.9	$(392.2)	$4,592.6

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $327 million. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $9 million. The remaining affiliated amounts were immaterial.
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

	Three Months Ended March 31, 2022
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$141.9	$—	$458.0	$231.8	$458.7	$165.9	$175.9
Commercial Revenues	94.9	—	153.9	126.6	194.7	97.5	130.5
Industrial Revenues	30.6	—	153.8	136.5	102.7	78.6	84.7
Other Retail Revenues	8.2	—	20.6	1.3	3.3	21.2	2.4
Total Retail Revenues	275.6	—	786.3	496.2	759.4	363.2	393.5

Wholesale Revenues:
Generation Revenues (a)	—	—	56.2	90.4	—	9.5	61.2
Transmission Revenues (b)	133.1	400.3	41.1	8.8	21.8	9.6	35.2
Total Wholesale Revenues	133.1	400.3	97.3	99.2	21.8	19.1	96.4

Other Revenues from Contracts with Customers (c)	9.3	(0.3)	24.3	29.9	44.6	5.4	5.3

Total Revenues from Contracts with Customers	418.0	400.0	907.9	625.3	825.8	387.7	495.2

Other Revenues:
Alternative Revenues (d)	(1.3)	0.4	(0.7)	—	(2.1)	(0.1)	(0.4)
Other Revenues (d)	—	—	0.1	(0.1)	6.3	—	—
Total Other Revenues	(1.3)	0.4	(0.6)	(0.1)	4.2	(0.1)	(0.4)

Total Revenues	$416.7	$400.4	$907.3	$625.2	$830.0	$387.6	$494.8

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $36 million primarily related to the PPA with KGPCo.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $323 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $10 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
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

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $32 million primarily related to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $270 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $16 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues.

Fixed Performance Obligations

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of March 31, 2022. Fixed performance obligations primarily include wholesale transmission services, electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2022	2023-2024	2025-2026	After 2026	Total
	(in millions)
AEP	$926.3	$164.7	$157.8	$102.1	$1,350.9
AEP Texas	410.0	—	—	—	410.0
AEPTCo	1,104.2	—	—	—	1,104.2
APCo	147.8	32.2	24.3	11.6	215.9
I&M	24.9	8.8	8.8	4.5	47.0
OPCo	55.4	—	—	—	55.4
PSO	8.4	—	—	—	8.4
SWEPCo	31.5	—	—	—	31.5

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have material contract assets as of March 31, 2022 and December 31, 2021.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheets in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have material contract liabilities as of March 31, 2022 and December 31, 2021.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrant Subsidiaries’ balance sheets within the Accounts Receivable - Customers line item. The Registrant Subsidiaries’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of March 31, 2022 and December 31, 2021. See “Securitized Accounts Receivable - AEP Credit” section of Note 12 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

Company	March 31, 2022	December 31, 2021
	(in millions)
AEP Texas	$0.7	$0.4
AEPTCo	110.5	95.5
APCo	60.9	117.8
I&M	37.3	61.2
OPCo	53.6	51.7
PSO	13.9	18.8
SWEPCo	19.5	24.7

CONTROLS AND PROCEDURES

During the first quarter of 2022, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2022, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2022 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of risk factors. As of March 31, 2022, the risk factors appearing in AEP’s 2021 Annual Report are supplemented and updated as follows:

Supply chain disruptions and inflation could negatively impact operations and corporate strategy. (Applies to all Registrants)

AEP’s operations and business plans depend on the global supply chain to procure the equipment, materials and other resources necessary to build and provide services in a safe and reliable manner. The delivery of components, materials, equipment and other resources that are critical to AEP’s business operations and corporate strategy has been restricted by the current domestic and global supply chain upheaval. This has resulted in the shortage of critical items. International tensions, including the ramifications of regional conflict, could further exacerbate the global supply chain upheaval. These disruptions and shortages could adversely impact business operations and corporate strategy. The constraints in the supply chain could restrict the availability and delay the construction, maintenance or repair of items that are needed to support normal operations or are required to execute AEP’s corporate strategy for continued capital investment in utility equipment. These disruptions and constraints could reduce future net income and cash flows and possibly harm AEP’s financial condition.

Supply chain disruptions have contributed to higher prices of components, materials, equipment and other needed commodities and these inflationary increases may continue in the future. While inflation in the United States has been relatively low in recent years, during 2021, the economy in the United States encountered a material level of inflation. The impact of COVID-19 continues to increase uncertainty in the outlook of near-term economic activity, including whether inflation will continue and at what rate. AEP typically recovers increases in capital expenses from customers through rates in regulated jurisdictions. Failure to recover increased capital costs could reduce future net income and cash flows and possibly harm AEP’s financial condition. Increases in inflation raises costs for labor, materials and services, and failure to secure these on reasonable terms may adversely impact AEP’s financial condition.

Physical attacks or hostile cyber intrusions could severely impair operations, lead to the disclosure of confidential information and damage AEP’s reputation. (Applies to all Registrants)

AEP and its regulated utility businesses face physical security and cybersecurity risks as the owner-operators of generation, transmission and/or distribution facilities and as participants in commodities trading. AEP and its regulated utility businesses own assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run these facilities are not completely isolated from external networks. Parties that wish to disrupt the U.S. bulk power system or AEP operations could view these computer systems, software or networks as targets for cyber-attack.  The Federal government has notified the owners and operators of critical infrastructure, such as AEP, that the conflict between Russia and Ukraine has increased the likelihood of a cyber-attack on such systems. In addition, the electric utility business requires the collection of sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended March 31, 2022.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
4(a)	April 7, 2022 Amendment and extension to $4,000,000,000 Credit Agreement dated March 31, 2021 among the Company, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent	X
4(b)	April 7, 2022 Amendment and extension to $1,000,000,000 Credit Agreement dated March 31, 2021 among the Company, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent	X
4(c)	April 19, 2022 Amendment and extension to $500,000,000 Credit Agreement dated January 19, 2021 among the Company, Initial Lenders and Sumitomo Mitsui Banking Corporation as Administrative Agent							X
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
95	Mine Safety Disclosures								X
101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

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

Date:  April 28, 2022