Form 10-Q
period 2022-06-30
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2022-07-27
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2022
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

Number of shares of common stock outstanding of the Registrants as of
July 27, 2022

American Electric Power Company, Inc.	513,733,984
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	3,680
($18 par value)

(a)100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.
NA    Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
June 30, 2022

Page
Number
Glossary of Terms	i

Forward-Looking Information	v

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	52

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	59
Condensed Consolidated Financial Statements	64

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	71
Condensed Consolidated Financial Statements	74

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	80
Condensed Consolidated Financial Statements	85

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	92
Condensed Consolidated Financial Statements	97

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	104
Condensed Consolidated Financial Statements	109

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	115
Condensed Financial Statements	120

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	127
Condensed Consolidated Financial Statements	132

Index of Condensed Notes to Condensed Financial Statements of Registrants	138

Controls and Procedures	240

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
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

APSC	Arkansas Public Service Commission.
ARO	Asset Retirement Obligations.
ATM	At-the-Market
CAA	Clean Air Act.
CCR	Coal Combustion Residual.
CLECO	Central Louisiana Electric Company, a nonaffiliated utility company.
CO2	Carbon dioxide and other greenhouse gases.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,296 MW nuclear plant owned by I&M.
COVID-19	Coronavirus 2019, a highly infectious respiratory disease. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic.
CSAPR	Cross-State Air Pollution Rule.
i

Term	Meaning

CWIP	Construction Work in Progress.
DCC Fuel
DCC Fuel X, DCC Fuel XI, DCC Fuel XII, DCC Fuel XIII, DCC Fuel XIV, DCC Fuel XV, DCC Fuel XVI and DCC Fuel XVII, consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.

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

GAAP	Accounting Principles Generally Accepted in the United States of America.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IRS	Internal Revenue Service.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KTCo	AEP Kentucky Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
KWh	Kilowatt-hour.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
Maverick	Maverick, part of the North Central Wind Energy Facilities, consists of 287 MWs of wind generation in Oklahoma.
MISO	Midcontinent Independent System Operator.
Mitchell Plant	A two unit, 1,560 MW coal-fired power plant located in Moundsville, West Virginia. The plant is jointly owned by KPCo and WPCo.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.

Term	Meaning

MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NCWF	North Central Wind Energy Facilities, a joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,484 MWs of wind generation.
NOLC	Net Operating Loss Carryforwards.
NOx	Nitrogen oxide.
NSR	New Source Review.
OCC	Corporation Commission of the State of Oklahoma.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefits.
OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PTC	Production Tax Credits.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
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

ROE	Return on Equity.
RPM	Reliability Pricing Model.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated VIE for AEP and SWEPCo.
SEC	U.S. Securities and Exchange Commission.

Term	Meaning

Sempra Renewables LLC	Sempra Renewables LLC, acquired in April 2019, consists of 724 MWs of wind generation and battery assets in the United States.
SIP	State Implementation Plan.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
State Transcos	AEPTCo’s seven wholly-owned, FERC regulated, transmission only electric utilities, which are geographically aligned with AEP’s existing utility operating companies.
Sundance	Sundance, acquired in April 2021 as part of the North Central Wind Energy Facilities, consists of 199 MWs of wind generation in Oklahoma.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
Tax Reform
On December 22, 2017, President Trump signed into law legislation referred to as the “Tax Cuts and Jobs Act” (the TCJA). The TCJA includes significant changes to the Internal Revenue Code of 1986, including a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

Transition Funding
AEP Texas Central Transition Funding III LLC, a wholly-owned subsidiary of TCC and consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation.

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
•
The impact of pandemics, including COVID-19, and any associated disruption of AEP’s business operations due to impacts on economic or market conditions, costs of compliance with potential government regulations and employees’ reactions to those regulations, electricity usage, supply chain issues, customers, service providers, vendors and suppliers.

•	The economic impact of escalating global trade tensions including the conflict between Russia and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions.
•	Inflationary or deflationary interest rate trends.
•	Volatility in the financial markets, particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (i) if expected sources of capital, such as proceeds from the sale of assets or subsidiaries, do not materialize, and (ii) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Decreased demand for electricity.
•	Weather conditions, including storms and drought conditions, and the ability to recover significant storm restoration costs.
•	The cost of fuel and its transportation, the creditworthiness and performance of fuel suppliers and transporters and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to transition from fossil generation and the ability to build or acquire renewable generation, transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms, including favorable tax treatment, and to recover those costs.
•	New legislation, litigation and government regulation, including changes to tax laws and regulations, oversight of nuclear generation, energy commodity trading and new or heightened requirements for reduced emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	The risks associated with fuels used before, during and after the generation of electricity, including coal ash and nuclear fuel.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation.
•	The ability to constrain operation and maintenance costs.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
v

•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.
•	Changes in utility regulation and the allocation of costs within RTOs including ERCOT, PJM and SPP.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB, captive insurance entity and nuclear decommissioning trust and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars and military conflicts, the effects of terrorism (including increased security costs), embargoes, naturally occurring and human-caused fires, cyber- security threats and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel.

The forward-looking statements of the Registrants speak only as of the date of this report or as of the date they are made.  The Registrants expressly disclaim any obligation to update any forward-looking information, except as required by law.  For a more detailed discussion of these factors, see “Risk Factors” in Part I of the 2021 Annual Report and in Part II of this report.

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

Company Website and Availability of SEC Filings

Our principal corporate website address is www.aep.com. Information on our website is not incorporated by reference herein and is not part of this Form 10-Q. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding AEP.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Customer Demand

AEP’s weather-normalized retail sales volumes for the second quarter of 2022 increased by 3.5% from the second quarter of 2021. Weather-normalized residential sales increased by 1.2% in the second quarter of 2022 from the second quarter of 2021. AEP’s second quarter 2022 industrial sales volumes increased by 5% compared to the second quarter of 2021. The increase in industrial sales was spread across many industries. Weather-normalized commercial sales increased 4.1% in the second quarter of 2022 from the second quarter of 2021.

AEP’s weather-normalized retail sales volumes for the six months ended June 30, 2022 increased by 3.3% compared to the six months ended June 30, 2021. Weather-normalized residential sales increased by 1% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. AEP’s industrial sales volumes for the six months ended June 30, 2022 increased by 5.3% compared to the six months ended June 30, 2021. The increase in industrial sales was spread across many industries. Weather-normalized commercial sales increased 4.1% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

COVID-19

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

In December 2020, an intervenor filed a petition at the Virginia SCC requesting reconsideration of: (a) the failure of the Virginia SCC to apply a threshold earnings test to the approved regulatory asset for APCo’s closed coal-fired generation assets and (b) the Virginia SCC’s use of a 2011 benchmark study to measure the replacement value of capacity for purposes of APCo’s 2017 – 2019 earnings test.

In December 2020, APCo filed a petition at the Virginia SCC requesting reconsideration of: (a) certain issues related to APCo’s going-forward rates and (b) the Virginia SCC’s decision to deny APCo tariff changes that align rates with underlying costs. For APCo’s going-forward rates, APCo requested that the Virginia SCC clarify its final order and clarify whether APCo’s current rates will allow it to earn a fair return. If the Virginia SCC’s order did conclude that APCo was able to earn a fair return through existing base rates, APCo further requested that the Virginia SCC clarify whether it has the authority to also permit an increase in base rates.

In March 2021, the Virginia SCC issued an order confirming certain decisions from the November 2020 order and rejecting the various requests for reconsideration from APCo and an intervenor. In March 2021, APCo filed a notice of appeal of the reconsideration order with the Virginia Supreme Court. In September 2021, APCo submitted its brief before the Virginia Supreme Court. The brief was in alignment with the previous items of appeal filed by APCo in March 2021. In October 2021, the Virginia SCC and additional intervenors filed briefs with the Virginia Supreme Court disagreeing with the items appealed by APCo in the Triennial Review decision. Additionally, the Virginia SCC and APCo filed briefs disagreeing with the items appealed by an intervenor in a separate appeal of the same decision. In March 2022, oral arguments were held at the Virginia Supreme Court and APCo is currently awaiting the Virginia Supreme Court’s decision.

APCo ultimately seeks an increase in base rates through its appeal to the Virginia Supreme Court. Among other issues, this appeal includes APCo’s request for proper treatment of the closed coal-fired plant assets in APCo’s 2017-2019 triennial period, reducing APCo’s earnings below the bottom of its authorized ROE band. If APCo’s appeal regarding treatment of the closed coal plants is granted by the Virginia Supreme Court, it could initially reduce future net income and impact financial condition as a consequence of expensing the closed coal-fired plant regulatory asset established as a result of the Virginia SCC’s decision in the 2017-2019 Triennial Review. A Virginia Supreme Court decision in favor of APCo’s original expensing of the closed coal-fired plant asset balances would likely result in a remand to the Virginia SCC. Upon a subsequent Virginia SCC order, the initial negative impact for the write-off of the closed coal-fired plant asset balances could potentially be offset by an increase in base rates for earning below APCo’s 2017-2019 authorized ROE band.

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

In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. In addition, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. In August 2021, the Texas Third Court of Appeals reversed the Texas District Court affirming the PUCT’s order on AFUDC, concluding that the language of the PUCT’s original 2008 order intended to include AFUDC in the Texas jurisdictional capital cost cap, and remanded the case to the PUCT for future proceedings. SWEPCo disagrees with the Court of Appeals decision and submitted a Petition for Review with the Texas Supreme Court in November 2021. In June 2022, SWEPCo and the PUCT filed replies to the responses of the Petition for Review.

If SWEPCo is ultimately unable to recover capitalized Turk Plant costs including AFUDC in excess of the Texas jurisdictional capital cost cap it would be expected to result in a pretax net disallowance ranging from $80 million to $90 million. In addition, if AFUDC is ultimately determined to be included in the Texas jurisdictional capital cost cap, SWEPCo estimates it may be required to make customer refunds ranging from $0 to $180 million related to revenues collected from February 2013 through June 2022 and such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis.

•In July 2019, Ohio House Bill 6 (HB 6), which offered incentives for power-generating facilities with zero or reduced carbon emissions, was signed into law by the Ohio Governor. HB 6 terminated energy efficiency programs as of December 31, 2020, including OPCo’s shared savings revenues of $26 million annually and phased out renewable mandates after 2026. HB 6 also provided for continued recovery of existing renewable energy contracts on a bypassable basis through 2032 and included a provision for continued recovery of OVEC costs through 2030 which is allocated to all electric distribution utility customers in Ohio on a non-bypassable basis. OPCo’s Inter-Company Power Agreement for OVEC terminates in June 2040. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of the Speaker of the Ohio House of Representatives, Larry Householder, four other individuals, and Generation Now, an entity registered as a 501(c)(4) social welfare organization, in connection with an alleged racketeering conspiracy involving the adoption of HB 6. Certain defendants in that case have since pleaded guilty. In 2021, four AEP shareholders filed derivative actions purporting to assert claims on behalf of AEP against certain AEP officers and directors. See Litigation Related to Ohio House Bill 6 section of Litigation below for additional information.

In March 2021, the Governor of Ohio signed legislation that, among other things, repealed the payments to the nonaffiliated owner of Ohio’s nuclear power plants that were previously authorized under HB 6. The new legislation, House Bill 128, went into effect in May 2021 and leaves unchanged other provisions of HB 6 regarding energy efficiency programs, recovery of renewable energy costs and recovery of OVEC costs. To the extent that the law changes or OPCo is unable to recover the costs of renewable energy contracts on a bypassable basis by the end of 2032, recover costs of OVEC after 2030 or incurs significant costs associated with the derivative actions, it could reduce future net income and cash flows and impact financial condition.

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

In July 2021, the FERC issued an order denying Dayton Power and Light’s request for a 50 basis point RTO incentive on the basis that its RTO participation was not voluntary, but rather is required by Ohio law. This precedent could have an adverse impact on AEP’s Ohio transmission owning subsidiaries. In its February 2022 order on rehearing, the FERC affirmed the decision in its July 2021 order. The case is currently pending appeal at the United States Court of Appeals for the Sixth Circuit. In May 2022, the United States Court of Appeals for the Sixth Circuit issued an order to hold the appeal in abeyance pending resolution of FERC proceedings on the Office of the Ohio Consumers’ Counsel’s February 2022 RTO Incentive Complaint.

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

•FERC RTO Incentive Complaint - In February 2022, the Office of the Ohio Consumers’ Counsel filed a complaint against AEPSC, American Transmission Systems, Inc. and Duke Energy Ohio, alleging the 50 basis point RTO incentive included in Ohio Transmission Owners’ respective transmission formula rates is not just and reasonable and therefore should be eliminated on the basis that RTO participation is not voluntary, but rather is required by Ohio law. In March 2022, AEPSC filed a motion to dismiss the Ohio Consumers’ Counsel’s February 2022 complaint with the FERC on the basis of certain deficiencies, including that the complaint fails to request relief that can be granted under FERC regulations because AEPSC is not a public utility nor does it have a transmission rate on file with the FERC. Management believes its financial statements adequately address the impact of the February 2022 complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

•2021 Louisiana Storm Cost Filing - In 2020, Hurricanes Laura and Delta caused power outages and extensive damage to the SWEPCo service territories, primarily impacting the Louisiana jurisdiction. Following both hurricanes, the LPSC issued orders allowing Louisiana utilities, including SWEPCo, to establish regulatory assets to track and defer expenses associated with these storms. In February 2021, severe winter weather impacted the Louisiana jurisdiction and in March 2021, the LPSC approved the deferral of incremental storm restoration expenses related to the winter storm. In October 2021, SWEPCo filed a request with the LPSC for recovery of $145 million in deferred storm costs associated with the three storms. As part of the filing, SWEPCo requested recovery of the carrying charges on the deferred regulatory asset at a weighted average cost of capital through a rider beginning in January 2022. In May 2022, LPSC staff testimony was submitted to the LPSC. In July 2022, SWEPCo filed rebuttal testimony which agreed to make a request for securitization of the deferred storm costs as the LPSC staff had recommended in their testimony. An order is expected before the end of 2022. If any of the storm costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

•In February 2021, severe winter weather had a significant impact in SPP, resulting in the declaration of Energy Emergency Alert Levels 2 and 3 for the first time in SPP’s history. The winter storm increased the demand for natural gas and restricted the available natural gas supply resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. As of June 30, 2022, PSO and SWEPCo have deferred regulatory assets of $684 million and $375 million, respectively, relating to natural gas expenses and purchases of electricity incurred from February 9, 2021, to February 20, 2021, as a result of severe winter weather. SWEPCo’s deferred regulatory asset consists of $95 million, $134 million and $146 million related to the Arkansas, Louisiana and Texas jurisdictions, respectively.

In April 2021, the OCC approved a waiver for PSO allowing the deferral of the extraordinary fuel and purchases of electricity, including a carrying charge at an interim rate of 0.75%, over a longer time period than what the FAC traditionally allows. In January 2022, PSO, OCC staff and certain intervenors filed a joint stipulation and settlement agreement with the OCC to approve PSO’s securitization of the extraordinary fuel and purchases of electricity. The agreement includes a determination that all of PSO’s extraordinary fuel and purchases of electricity were prudent and reasonable and a 0.75% carrying charge, subject to true-up based on actual financing costs. In February 2022, the OCC approved the joint stipulation and settlement agreement in its financing order. In May 2022, the Supreme Court of Oklahoma approved the issuance of the securitization bonds. PSO expects to complete the securitization process in 2022, subject to market conditions.

In March 2021, the APSC issued an order authorizing recovery of the Arkansas jurisdictional share of the retail customer fuel costs over five years, with the appropriate carrying charge to be determined at a later date. Subsequently, SWEPCo began recovery of these fuel costs. In April 2021, SWEPCo filed testimony supporting a five-year recovery with a carrying charge of 6.05%. In June 2022, the APSC ordered SWEPCo to recover the Arkansas jurisdictional share of the fuel costs over six years with a carrying charge equal to its weighted average cost of capital, subject to a prudency review and true-up.

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

In August 2021, SWEPCo filed an application with the PUCT to implement a net interim fuel surcharge for the Texas jurisdictional share of these retail fuel costs. The application requested a five-year recovery with a carrying charge of 7.18%. In March 2022, the PUCT ordered SWEPCo to recover the Texas jurisdictional share of the fuel costs over five years with a carrying charge of 1.65% and ordered SWEPCo to file a fuel reconciliation addressing fuel costs from January 1, 2020 through December 31, 2021.

If SWEPCo is unable to recover any of the costs relating to the extraordinary fuel and purchases of electricity, or obtain authorization of a reasonable carrying charge on these costs, it could reduce future net income and cash flows and impact financial condition.

•AEP transitioned to stand-alone treatment of NOLC in its PJM and SPP transmission formula rates beginning with 2022 projected transmission revenue requirements and 2021 true-up to actual transmission revenue requirements, and provided notice of this change in informational filings made with the FERC. Stand-alone treatment of the NOLCs for transmission formula rates increased the 2021 and 2022 annual revenue requirements by $78 million and $60 million, respectively. Through the second quarter of 2022, the Registrants’ financial statements reflect a provision for refund for all NOLC revenues billed by PJM and SPP. Also, the impact of inclusion of the NOLC in the 2021 annual formula rate true-up is not yet reflected in the Registrants’ revenues and expenses as the Registrants have not met the requirements of alternative revenue recognition in accordance with the accounting guidance for “Regulated Operations”. Stand-alone treatment of NOLCs in transmission formula rates is consistent with AEP’s recent retail jurisdiction base rate case filings. As a result of retail jurisdiction base rate cases in Arkansas, Indiana, Oklahoma and Texas, inclusion of NOLCs in rates in those jurisdictions is contingent upon a supportive private letter ruling from the IRS.

Utility Rates and Rate Proceedings

The Registrants file rate cases with their regulatory commissions in order to establish fair and appropriate electric service rates to recover their costs and earn a fair return on their investments. The outcomes of these regulatory proceedings impact the Registrants’ current and future results of operations, cash flows and financial position.

The following tables show the Registrants’ completed and pending base rate case proceedings in 2022. See Note 4 - Rate Matters for additional information.

Completed Base Rate Case Proceedings

		Approved Revenue		Approved	New Rates
Company	Jurisdiction	Requirement Increase		ROE	Effective
		(in millions)
SWEPCo	Texas	$39.4		9.25%	March 2021
I&M	Indiana	61.4	(a)	9.7%	February 2022
SWEPCo	Arkansas	48.7		9.5%	July 2022

(a)See “2021 Indiana base Rate Case “Section of Note 4 - Rate Matters in the 2021 Annual Report for additional information.

Pending Base Rate Case Proceedings

					Commission Staff/
		Filing	Requested Revenue	Requested	Intervenor Range of
Company	Jurisdiction	Date	Requirement Increase	ROE	Recommended ROE
			(in millions)
SWEPCo	Louisiana	December 2020	$94.7	10.35%	9.1%-9.8%
KGPCo	Tennessee	November 2021	6.9	10.2%	7.35%

Dolet Hills Power Station and Related Fuel Operations

In 2020, management of SWEPCo and CLECO determined DHLC would not proceed developing additional Oxbow Lignite Company (Oxbow) mining areas for future lignite extraction and ceased extraction of lignite at the mine in May 2020. In April 2020, SWEPCo and CLECO jointly filed a notification letter to the LPSC providing notice of the cessation of lignite mining. In December 2021, the Dolet Hills Power Station was retired. While in operation, DHLC provided 100% of the fuel supply to Dolet Hills Power Station.

The remaining book value of Dolet Hills Power Station non-fuel related assets are recoverable by SWEPCo through a combination of base rates and rate riders. As of June 30, 2022, SWEPCo’s share of the net investment in the Dolet Hills Power Station was $113 million, including materials and supplies, net of cost of removal collected in rates.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses and are subject to prudency determinations by the various commissions. After closure of the DHLC mining operations and the Dolet Hills Power Station, additional reclamation and other land-related costs incurred by DHLC and Oxbow will continue to be billed to SWEPCo and included in existing fuel clauses. As of June 30, 2022, SWEPCo had a net under-recovered fuel balance of $187 million, inclusive of costs related to the Dolet Hills Power Station billed by DHLC, but excluding impacts of the February 2021 severe winter weather event.

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

In March 2021, the APSC approved fuel rates that provide recovery of $20 million for the Arkansas share of the 2021 Dolet Hills Power Station fuel costs over five years through the existing fuel clause.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Pirkey Power Plant and Related Fuel Operations

In 2020, management announced plans to retire the Pirkey Power Plant in 2023. The Pirkey Power Plant non-fuel costs are recoverable by SWEPCo through base rates and fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions. As of June 30, 2022, SWEPCo’s share of the net investment in the Pirkey Power Plant was $204 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Power Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $79 million as of June 30, 2022. As of June 30, 2022, SWEPCo had a net under-recovered fuel balance of $187 million, inclusive of costs related to the Pirkey Power Plant billed by Sabine, but excluding impacts of the February 2021 severe winter weather event. Upon cessation of lignite deliveries by Sabine to the Pirkey Power Plant, additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Renewable Generation

The growth of AEP’s renewable generation portfolio reflects the company’s strategy to diversify generation resources to provide clean energy options to customers that meet both their energy and capacity needs.

Contracted Renewable Generation Facilities

In recent years, AEP has developed its renewable portfolio within the Generation & Marketing segment. Activities have included, but are not limited to, working directly with wholesale and large retail customers to provide tailored solutions based upon market knowledge, technology innovations and deal structuring which may include distributed solar, wind, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other forms of cost reducing energy technologies. The Generation & Marketing segment also developed and/or acquired large scale renewable generation projects that are backed with long-term contracts with creditworthy counterparties.

In February 2022, AEP management announced the initiation of a process to sell all or a portion of AEP Renewables’ competitive contracted renewables portfolio within the Generation & Marketing segment. Regarding AEP’s investment in Flat Ridge 2 Wind LLC, in June 2022, as a result of deteriorating financial performance, sale negotiations and AEP’s ongoing evaluation and ultimate decision to exit the investment in the near term, AEP recorded a pretax other than temporary impairment charge of $186 million in Equity Earnings (Losses) of Unconsolidated Subsidiaries in AEP’s Statement of Income. See “Impairments” section of Note 6 for additional information. As of June 30, 2022, the competitive contracted renewable portfolio assets totaled 1.6 gigawatts, inclusive of 235 MWs related to Flat Ridge 2, of generation resources representing consolidated solar and wind assets, with a net book value of $1.2 billion, and a 50% interest in five joint venture wind farms, totaling $256 million, accounted for as equity method investments. The anticipated disposition of all or a portion of the AEP Renewables’ portfolio has not met the accounting requirements to be presented as Held for Sale as of June 30, 2022. If AEP is unable to recover the book value or carrying value of these assets through a sales process, it could reduce future net income and impact financial condition.

Regulated Renewable Generation Facilities

In 2020, PSO and SWEPCo received regulatory approvals to acquire the NCWF, comprised of three Oklahoma wind facilities totaling 1,484 MWs, on a fixed cost turn-key basis at completion. PSO and SWEPCo own undivided interests of 45.5% and 54.5% of the NCWF, respectively. Output from the NCWF serves retail load in PSO’s Oklahoma service territory and both retail and FERC wholesale load in SWEPCo’s service territories in Arkansas and Louisiana. The Oklahoma and Louisiana portions of the NCWF revenue requirement, net of PTC benefit, are recoverable through authorized riders beginning at commercial operation and until such time as amounts are reflected in base rates. Recovery of the Arkansas portion of the NCWF revenue requirement is requested in

SWEPCo’s pending 2021 Arkansas Base Rate Case. The table below provides a summary of the facilities as of June 30, 2022:

Project	In-Service Date	Net Book Value	Federal PTC Qualification % (a)	Generating Capacity
		(in millions)		(in MWs)
Sundance	April 2021	$282.3	100%	199
Maverick	September 2021	398.3	80%	287
Traverse	March 2022	1,255.0	80%	998

(a)PTC benefits are available for a ten year period following the in-service date.

See “North Central Wind Energy Facilities” section of Note 6 for additional information.

In November 2021, PSO issued requests for proposals to acquire up to 2,800 MWs of wind and up to 1,350 MWs of solar generation resources. The wind and solar generation projects would be subject to regulatory approval.

In December 2021 and January 2022, APCo filed a petition with the Virginia SCC and WVPSC, respectively, for prudency and cost recovery of (a) an APCo-owned 204 MW wind generation facility, (b) three APCo-owned solar generation facilities totaling 205 MWs and (c) three solar purchased power agreements (PPAs) totaling 89 MWs. In June 2022, the WVPSC approved APCo’s January 2022 petition for cost recovery of an APCo-owned 50 MW solar generation facility which was included within the 205 MWs requested. In July 2022, the Virginia SCC approved APCo’s December 2021 petition for prudency and cost recovery as submitted. An order from the WVPSC is anticipated in the third quarter of 2022 related to the remaining items in APCo’s January 2022 petition. If the WVPSC does not approve one or more of the projects included in APCo’s January 2022 petition, the associated allocation of cost and production of the facilities will be assigned to Virginia retail customers. Under separate, existing APCo Virginia and West Virginia tariffs, APCo is also authorized for cost recovery of an additional 40 MWs of recently completed solar PPAs.

In addition, APCo has issued requests for proposal for the following renewable generation resources:

Issuance Date	Generation Type	Owned/ PPA	Generating Capacity
			(in MWs)
January 2022	Wind	Owned	1,000
January 2022	Solar	Owned	100
February 2022	Solar	Owned	150
June 2022	Solar/Wind	PPA	100

In March 2022, I&M issued requests for proposals to acquire or contract for resources pursuant to meeting I&M’s Integrated Resource Plans, which includes approximately 800 MWs of wind generation resources, 500 MWs of solar generation resources and other supplemental capacity resources, including, but not limited to, standalone storage, emerging technologies, thermal and other capacity resources. These projects would be subject to regulatory approval.

In May 2022, SWEPCo submitted filings before the APSC, LPSC and PUCT requesting approval to acquire three renewable energy projects totaling 999 MWs. The projects are comprised of two wind facilities, totaling 799 MWs, and one solar facility, totaling 200 MWs. One of the wind facilities, totaling 201 MWs, is expected to reach commercial operation in December 2024 with the remaining facilities expected to reach commercial operation in December 2025.

Disposition of KPCo and KTCo

In October 2021, AEP entered into a Stock Purchase Agreement to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to certain conditions contingent upon the closing of the sale. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance from the Committee on Foreign Investment in the United States has also been received. The sale remains subject to FERC approval and to the satisfaction or waiver of the Stock Purchase Agreement condition precedent requiring the issuance of orders by the KPSC, WVPSC and FERC approving a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo.

Mitchell Plant Operations and Maintenance Agreement and Ownership Agreement

KPCo currently operates and owns a 50% undivided interest in the 1,560 MW coal-fired Mitchell Plant with the remaining 50% owned by WPCo. As of June 30, 2022, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $584 million.

In November 2021, AEP made filings with the KPSC, WVPSC and FERC seeking approval of a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement. In February 2022, AEP filed a motion to withdraw its filing with the FERC. The KPSC and WVPSC issued orders addressing AEP’s filings in May 2022 and July 2022. Those orders approved agreements that differ in material respects. In July 2022, KPCo and WPCo made filings with the KPSC and WVPSC, respectively, informing the respective commissions that until consistent new agreements are approved by the two state jurisdictions and the FERC, the new proposed agreements cannot be entered into by KPCo and WPCo. The existing Mitchell Plant agreement remains in place in accordance with its terms as the document governing operations and the contractual relationship between the two owners, including CCR and ELG investments in accordance with each state commission’s directives.

Transfer of Ownership

FERC Proceedings

In December 2021, Liberty, KPCo and KTCo requested FERC approval of the sale under Section 203 of the Federal Power Act. In February 2022, several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission rates of applicants. In April 2022, the FERC issued a deficiency letter stating that the Section 203 application is deficient and that additional information is required to process it. In May 2022, Liberty, KPCo and KTCo supplemented the application and in June 2022, the FERC issued an order formally notifying AEP that it was exercising its ability to take up to an additional 180 days to act on the application. An order from the FERC is expected on the matter in the third quarter of 2022.

KPSC Proceedings

In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to conditions contingent upon the closing of the sale, including establishment of regulatory liabilities to subsidize retail customer transmission and distribution expenses, a fuel adjustment clause bill credit, and a three-year Big Sandy decommissioning rider rate holiday during which KPCo’s carrying charge is reduced by fifty percent. As a result of the conditions imposed by the KPSC, in the second quarter of 2022, AEP recorded a $69 million loss on the expected sale of the Kentucky Operations in accordance with the accounting guidance for Fair Value Measurement. AEP expects cash proceeds, net of taxes and transaction fees, from the sale of approximately $1.4 billion.

Subject to receipt of FERC authorization under Section 203 of the Federal Power Act and satisfaction or waiver of certain conditions precedent in the Stock Purchase Agreement, including the approval of the proposed new Mitchell agreements mentioned above, the sale is expected to close in the third quarter of 2022 with Liberty acquiring the assets and assuming the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction. AEP plans to use the proceeds to eliminate forecasted equity needs in 2022 as the company invests in regulated renewables, transmission and other projects. If additional reductions in the fair value of the Kentucky Operations occur, it would reduce future net income and cash flows.

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

After the litigation proceeded at the district court and appellate court, in April 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $116 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. The agreement is subject to customary closing conditions and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. As a result, in May 2021, at the parties’ request, the district court entered a stipulation and order dismissing the case without prejudice to plaintiffs asserting their claims in a re-filed action or a new action. The required regulatory approvals at the IURC and FERC have been obtained that would allow the closing to occur as of the end of the lease in December 2022. The IURC order approved a settlement agreement addressing the future use of Rockport Plant, Unit 2 as a capacity resource and associated adjustments to I&M’s Indiana retail rates, along with certain other matters. Management believes its financial statements appropriately reflect the resolution of the litigation.

Claims Challenging Transition of American Electric Power System Retirement Plan to Cash Balance Formula

Four participants in The American Electric Power System Retirement Plan (the Plan) filed a class action complaint in December 2021 in the U.S. District Court for the Southern District of Ohio against AEPSC and the Plan. When the Plan’s benefit formula was changed in the year 2000, AEP provided a special provision for employees hired before January 1, 2001, allowing them to continue benefit accruals under the then benefit formula for a full 10 years alongside of the new cash balance benefit formula then being implemented.  Employees who were hired on or after January 1, 2001 accrued benefits only under the new cash balance benefit formula.  The Plaintiffs assert a number of claims on behalf of themselves and the purported class, including that: (a) the Plan violates the requirements under the Employee Retirement Income Security Act (ERISA) intended to preclude back-loading the accrual of benefits to the end of a participant’s career, (b) the Plan violates the age discrimination prohibitions of ERISA and the Age Discrimination in Employment Act and (c) AEP failed to provide required notice regarding the changes to the Plan. Among other relief, the Complaint seeks reformation of the Plan to provide additional benefits and the recovery of plan benefits for former employees under such reformed plan. The Plaintiffs previously had submitted claims for additional plan benefits to AEP, which were denied. On February 15, 2022, AEPSC and the Plan filed a motion to dismiss the complaint for failure to state a claim and briefing on the motion to dismiss has been completed. AEP will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

In August 2020, an AEP shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleged misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501(c)(4) organization contribution and lobbying activities in Ohio. The complaint sought monetary damages, among other forms of relief. In December 2021, the District Court issued an opinion and order dismissing the securities litigation complaint with prejudice, determining that the complaint failed to plead any actionable misrepresentations or omissions. The plaintiffs did not appeal the ruling.

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court has entered a scheduling order in the New York state court derivative action staying the case other than with respect to briefing the motion to dismiss. AEP filed its motion to dismiss on April 29, 2022 and briefing on the motion to dismiss has been completed. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP filed a motion to dismiss on May 3, 2022 and briefing on the motion to dismiss has been completed. Discovery remains stayed pending the district court’s ruling on the motion to dismiss. The plaintiff in the Ohio state court case advised that they no longer agreed to stay the proceedings, therefore, AEP filed a motion to continue the stays of proceedings on May 20, 2022 and the plaintiff filed an amended complaint on June 2, 2022. On June 15, 2022 the Ohio state court entered an order continuing the stay of that case until the resolution of the consolidated derivative actions pending in Ohio federal district court. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In March 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter is directed to the Board of Directors of AEP and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by directors and officers, and that, following such investigation, AEP commence a civil action for breaches of fiduciary duty and related claims and take appropriate disciplinary action against those individuals who allegedly harmed the company. The shareholder that sent the letter has since withdrawn the litigation demand, which is now terminated and of no further effect.

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the benefits to AEP from the passage of HB 6 and documents relating to AEP’s financial processes and controls. AEP is cooperating fully with the SEC’s subpoena. Although the outcome of the SEC’s investigation cannot be predicted, management does not believe the results of this inquiry will have a material impact on financial condition, results of operations or cash flows.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed below will have a material impact on AEP System generating units.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of June 30, 2022, the AEP System owned generating capacity of approximately 25,800 MWs, of which approximately 11,900 MWs were coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on fossil generation. Based upon management estimates, AEP’s future investment to meet these existing and proposed requirements ranges from approximately $325 million to $550 million through 2028.

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

In January 2021, the Federal EPA finalized a revised CSAPR rule, which substantially reduces the ozone season NOX budgets in 2021-2024. Several utilities and other entities potentially subject to the Federal EPA’s NOX regulations have challenged that final rule in the U.S. Court of Appeals for the District of Columbia Circuit and briefing is underway. Management cannot predict the outcome of that litigation, but believes it can meet the requirements of the rule in the near term, and is evaluating its compliance options for later years, when the budgets are further reduced. In addition, in February 2022, the EPA Administrator signed a proposed FIP for 2015 Ozone NAAQS that would further revise the ozone season NOX budgets under the existing CSAPR program. AEP is evaluating the proposed changes.

Climate Change, CO2 Regulation and Energy Policy

In 2019, the Affordable Clean Energy (ACE) rule established a framework for states to adopt standards of performance for utility boilers based on heat rate improvements for such boilers. However, in January 2021, the U.S. Court of Appeals for the D.C. Circuit vacated the ACE rule and remanded it to the Federal EPA. In October 2021 the United States Supreme Court granted certiorari and combined four separate petitions seeking review of the D.C. Circuit Court decisions. Oral arguments were held in February 2022 and on June 30, 2022, the United States Supreme Court reversed the D.C. Circuit Court’s decision and remanded for further proceedings. The Federal EPA must take some action before anything is required of the utilities as a result of this decision. At a minimum, if the Federal EPA intends to implement the ACE rule, it must conduct additional rulemaking to update its applicable deadlines, which have all passed. Alternatively, the Federal EPA may abandon the ACE rule and proceed to regulate greenhouse gases through a new rule, the scope of which is unknown. The Federal EPA has previously announced it expects to propose a new rule by spring of 2023. Management is unable to predict how the Federal EPA will respond to the court’s remand.

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

In 2020, the Federal EPA revised the CCR rule to include a requirement that unlined CCR storage ponds cease operations and initiate closure by April 11, 2021. The revised rule provides two options that allow facilities to extend the date by which they must cease receipt of coal ash and close the ponds.

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

Company	Plant Name and Unit	Generating Capacity	Net Book Value (a)		Projected Retirement Date
		(in MWs)	(in millions)
AEGCo	Rockport Plant, Unit 1	655	$223.1		2028
APCo	Amos	2,930	2,106.5		2040
APCo	Mountaineer	1,320	972.2		2040
I&M	Rockport Plant, Unit 1	655	476.6	(b)	2028
KPCo	Mitchell Plant	780	584.2		2040
SWEPCo	Flint Creek Plant	258	262.2		2038
WPCo	Mitchell Plant	780	587.9		2040

(a)Net book value before cost of removal including CWIP and inventory.
(b)Amount includes a $159 million regulatory asset related to the retired Tanners Creek Plant. The IURC and MPSC authorized recovery of the Tanners Creek Plant regulatory asset over the useful life of Rockport Plant, Unit 1 in 2015 and 2014, respectively.

In addition, AGR owns Cardinal Plant, Unit 1 a competitive generation unit. A nonaffiliated electric cooperative owns Cardinal Plant, Unit 2 and Unit 3 and operates all three units at the Cardinal Plant. The nonaffiliate filed an application for additional time to develop alternative disposal capacity for the Cardinal Plant. As of June 30, 2022, the net book value of Cardinal Plant, Unit 1, including materials and supplies and CWIP, was approximately $48 million. In the second quarter of 2022, AGR filed and FERC approved an application requesting authorization of the sale of Cardinal Plant, Unit 1 to the nonaffiliated electric cooperative previously discussed. The sale is expected to close in the third quarter of 2022 with AGR concurrently executing a PPA with the nonaffiliated electric cooperative for rights to power and capacity through 2028 and retaining certain obligations related to environmental remediation. The transaction is not expected to have a material effect on AEP’s financial statements.

In January 2022, the Federal EPA began responding to applications for extension requests and has proposed to deny several extension requests based on allegations that the utilities that received such responses are not in compliance with the CCR Rule. The Federal EPA’s allegations of noncompliance rely on new interpretations of the CCR Rule requirements. The actions of the Federal EPA have been challenged in the U.S. Court of Appeals for the District of Columbia Circuit as unlawful rulemaking that revises the existing CCR Rule requirements without proper notice and without opportunity for comment. Management is unable to predict the outcome of that litigation. On July 12, 2022, the Federal EPA proposed conditional approval of the pending extension request for the Mountaineer Plant. The Federal EPA has not yet proposed any action on the other pending extension requests submitted by AEP; however, statements made by the Federal EPA in proposed denials of extension requests submitted by other utilities indicate that there is a risk that the Federal EPA may similarly conclude that AEP is not eligible for an extension of time to cease use of those CCR impoundments and/or that one or more of AEP’s facilities is not in compliance with the CCR Rule. If that occurs, AEP may incur material additional costs to change its plans for complying with the CCR Rule, including the potential to have to temporarily cease operation of one or more facilities until an acceptable compliance alternative can be implemented. Such temporary cessation of operation could materially impact the cost of serving customers of the affected utility. Further, actions by the Federal EPA could require AEP to remove coal ash from CCR impoundments in Kentucky, Ohio, Virginia and West Virginia that have already been closed in accordance with state law programs or could require AEP to incur costs related to CCR impoundments at various facilities.

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

The second option to obtain an extension of the April 11, 2021 deadline to cease operation of unlined impoundments allows a generating facility to continue operating its existing impoundments without developing alternative CCR disposal, provided the facility commits to cease combustion of coal by a date certain. Under this option, a generating facility would have until October 17, 2023 to cease coal-fired operations and to close CCR storage ponds 40 acres or less in size, or through October 17, 2028 for facilities with CCR storage ponds greater than 40 acres in size. Pursuant to this option, AEP informed the Federal EPA of its intent to retire the Pirkey Power Plant and cease using coal at the Welsh Plant:

Company	Plant Name and Unit	Generating Capacity	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Projected Retirement Date
		(in MWs)	(in millions)
SWEPCo	Pirkey Power Plant	580	$75.1	$129.3	2023	(b)
SWEPCo	Welsh Plants, Units 1 and 3	1,053	449.4	65.9	2028	(c)(d)

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

To date, the Federal EPA has not taken any action on these pending extension requests. Under the second option above, AEP may need to recover remaining depreciation and estimated closure costs associated with these plants over a shorter period. If AEP cannot ultimately recover the costs of environmental compliance and/or the remaining depreciation and estimated closure costs associated with these plants in a timely manner, it would reduce future net income and cash flows and impact financial condition.

Clean Water Act Regulations

The Federal EPA’s ELG rule for generating facilities establishes limits for FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater, which are to be implemented through each facility’s wastewater discharge permit. A revision to the ELG rule, published in October 2020, establishes additional options for reusing and discharging small volumes of bottom ash transport water, provides an exception for retiring units and extends the compliance deadline to a date as soon as possible beginning one year after the rule was published but no later than December 2025. Management has assessed technology additions and retrofits to comply with the rule and the impacts of the Federal EPA’s recent actions on facilities’ wastewater discharge permitting for FGD wastewater and bottom ash transport water. For affected facilities that must install additional technologies to meet the ELG rule limits, permit modifications were filed in January 2021 that reflect the outcome of that assessment. AEP continues to work with state agencies to finalize permit terms and conditions. Other facilities opted to file Notices of Planned Participation (NOPP), pursuant to which the facilities are not required to install additional controls to meet ELG limits provided they make commitments to cease coal combustion by a date certain. The Federal EPA has announced its intention to reconsider the 2020 rule and to further revise limits applicable to discharges of landfill and impoundment leachate. A proposed rule is expected in late 2022. Management cannot predict whether the Federal EPA will actually finalize further revisions or what such revisions might be, but will continue to monitor this issue and will participate in further rulemaking activities as they arise.

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

In January 2022, the U.S. Supreme Court announced that it would hear an appeal related to the scope of “waters of the United States,” specifically whether wetlands can be regulated as waters of the United States. Management cannot predict the outcome of that litigation.

CCR and ELG Compliance Plan Filings

Mitchell Plant (Applies to AEP)

KPCo and WPCo each own a 50% interest in the Mitchell Plant. As of June 30, 2022, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $584 million. In December 2020 and February 2021, WPCo and KPCo filed requests with the WVPSC and KPSC, respectively, to obtain the regulatory approvals necessary to implement CCR and ELG compliance plans and seek recovery of the estimated $132 million investment for the Mitchell Plant that would allow the plant to continue operating beyond 2028. Within those requests, WPCo and KPCo also filed a $25 million alternative to implement only the CCR-related investments with the WVPSC and KPSC, respectively, which would allow the Mitchell Plant to continue operating only through 2028.

In July 2021, the KPSC issued an order approving the CCR only alternative and rejecting the full CCR and ELG compliance plan. In May 2022, the KPSC approved recovery of the Kentucky jurisdictional share of ELG costs incurred at the Mitchell Plant prior to July 15, 2021.

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

Amos and Mountaineer Plants (Applies to AEP and APCo)

In December 2020, APCo submitted filings with the Virginia SCC and WVPSC requesting regulatory approvals necessary to implement CCR and ELG compliance plans and seek recovery of the estimated $240 million investment for the Amos and Mountaineer plants. In August 2021, the Virginia SCC issued an order approving APCo’s request to construct CCR-related investments at the Amos and Mountaineer Plants and approved recovery of CCR-related other operation and maintenance expenses and investments through an active rider. The order denied APCo’s request to construct the ELG investments and denied recovery of previously incurred ELG costs. In March 2022, APCo refiled for approval of the ELG investments and previously incurred ELG costs. A hearing is scheduled to take place in September 2022 and an order is anticipated in the fourth quarter of 2022.

Also in August 2021, the WVPSC approved the request to construct CCR/ELG investments at the Amos and Mountaineer Plants and approved recovery of the West Virginia jurisdictional share of these costs through an active rider. In October 2021, due to the Virginia SCC previously rejecting the ELG investments, the WVPSC issued an order directing APCo to proceed with CCR/ELG compliance plans that would allow the plants to continue operating beyond 2028. The October 2021 order further states that APCo will not share capacity and energy from the plants with customers from Virginia if those customers are not paying for ELG compliance costs, or for any new capital investment or continuing operations costs incurred, to allow the plants to operate beyond 2028 or prevent downgrades prior to 2028. The WVPSC also ordered that APCo will be given the opportunity to recover, from West Virginia customers, the new capital and operating costs arising solely from the WVPSC's directive to operate the plants beyond 2028 if the WVPSC finds that the costs are reasonably and prudently incurred.

APCo expects total Amos and Mountaineer Plant ELG investment, excluding AFUDC, to be approximately $197 million. As of June 30, 2022, APCo’s Virginia jurisdictional share of the net book value, before cost of removal including CWIP and inventory, of the Amos and Mountaineer Plants was approximately $1.5 billion and APCo’s Virginia jurisdictional share of its ELG investment balance in CWIP for these plants was $56 million.

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

Previously, management retired or announced early closure plans for Welsh Unit 2, Dolet Hills Power Station and Northeastern Plant Unit 3.

The table below summarizes the net book value, as of June 30, 2022, of generating facilities retired or planned for early retirement in advance of the retirement date currently authorized for ratemaking purposes:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)					(in millions)
PSO	Northeastern Plant, Unit 3	$151.3	$136.9	2026		(c)	$14.9
SWEPCo	Dolet Hills Power Station	—	52.8	2021		(d)	—
SWEPCo	Pirkey Power Plant	75.1	129.3	2023		(e)	13.2
SWEPCo	Welsh Plant, Units 1 and 3	449.4	65.9	2028	(f)	(g)	38.4
SWEPCo	Welsh Plant, Unit 2	—	35.2	2016		(h)	—

(a)Net book value including CWIP excluding cost of removal and materials and supplies.
(b)These amounts represent the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)Dolet Hills Power Station is currently being recovered through 2026 in the Louisiana jurisdiction and through 2046 in the Texas jurisdiction. In December 2021, the PUCT authorized the recovery of SWEPCo’s Texas jurisdictional share of the Dolet Hills Power Station through 2046 without providing a return on the investment which resulted in a disallowance of $12 million. In May 2022, the APSC authorized the recovery of SWEPCo’s Arkansas jurisdictional share of the Dolet Hills Power Station through 2027 without providing a return on investment, which resulted in an immaterial disallowance in the second quarter of 2022. See Note 4 - Rate Matters for additional information.
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

Management is seeking or will seek regulatory recovery, as necessary, for any net book value remaining when the plants are retired. To the extent the net book value of these generation assets is not deemed recoverable, it could materially reduce future net income, cash flows and impact financial condition.

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

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions)
Vertically Integrated Utilities	$301.2	$228.2	$599.4	$498.6
Transmission and Distribution Utilities	164.8	153.7	317.6	268.1
AEP Transmission Holdco	141.8	168.7	314.9	340.7
Generation & Marketing	72.6	52.4	186.8	89.0
Corporate and Other	(155.9)	(24.8)	(179.5)	(43.2)
Earnings Attributable to AEP Common Shareholders	$524.5	$578.2	$1,239.2	$1,153.2

AEP CONSOLIDATED

Second Quarter of 2022 Compared to Second Quarter of 2021

Earnings Attributable to AEP Common Shareholders decreased from $578 million in 2021 to $525 million in 2022 primarily due to:

•An impairment of AEP’s equity investment in Flat Ridge 2.
•A loss related to the expected sale of the Kentucky Operations.
•Unrealized losses on AEP’s investment in ChargePoint. See “Warrants Held in Investee” section of Note 9 for additional information.

This decrease was partially offset by:

•A gain on the sale of mineral rights.
•Favorable rate proceedings in AEP’s various jurisdictions.
•Increased sales volumes.
•Favorable mark-to-market economic hedge activity driven by higher commodity prices.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Earnings Attributable to AEP Common Shareholders increased from $1,153 million in 2021 to $1,239 million in 2022 primarily due to:

•A gain on the sale of mineral rights.
•Favorable rate proceedings in AEP’s various jurisdictions.
•Increased sales volumes.
•Favorable mark-to-market economic hedge activity driven by higher commodity prices.

These increases were partially offset by:

•An impairment of AEP’s equity investment in Flat Ridge 2.
•A loss related to the expected sale of the Kentucky Operations.
•Unrealized losses on AEP’s investment in ChargePoint.

AEP’s results of operations by operating segment are discussed below.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Vertically Integrated Utilities	2022	2021	2022	2021
	(in millions)
Revenues	$2,648.5	$2,260.6	$5,335.9	$4,797.9
Fuel and Purchased Electricity	837.8	650.4	1,703.9	1,509.4
Gross Margin	1,810.7	1,610.2	3,632.0	3,288.5
Other Operation and Maintenance	779.9	703.5	1,549.1	1,443.7
Depreciation and Amortization	504.4	433.8	1,004.4	865.9
Taxes Other Than Income Taxes	128.6	128.0	253.8	251.5
Operating Income	397.8	344.9	824.7	727.4
Other Income	10.7	5.1	15.9	5.8
Allowance for Equity Funds Used During Construction	6.3	10.8	14.4	20.7
Non-Service Cost Components of Net Periodic Benefit Cost	27.4	17.0	55.0	34.0
Interest Expense	(157.3)	(141.6)	(308.3)	(281.2)
Income Before Income Tax Expense (Benefit) and Equity Earnings	284.9	236.2	601.7	506.7
Income Tax Expense (Benefit)	(18.0)	8.2	(0.1)	8.0
Equity Earnings of Unconsolidated Subsidiary	0.4	0.8	0.7	1.5
Net Income	303.3	228.8	602.5	500.2
Net Income Attributable to Noncontrolling Interests	2.1	0.6	3.1	1.6
Earnings Attributable to AEP Common Shareholders	$301.2	$228.2	$599.4	$498.6

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	7,039	6,525	16,264	16,006
Commercial	5,911	5,670	11,429	10,928
Industrial	8,906	8,611	17,068	16,313
Miscellaneous	578	549	1,122	1,068
Total Retail	22,434	21,355	45,883	44,315

Wholesale (a)	3,660	4,487	8,134	9,129

Total KWhs	26,094	25,842	54,017	53,444

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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in degree days)
Eastern Region
Actual – Heating (a)	152	170	1,742	1,709
Normal – Heating (b)	140	138	1,744	1,738

Actual – Cooling (c)	393	359	395	362
Normal – Cooling (b)	333	339	337	343

Western Region
Actual – Heating (a)	15	35	930	993
Normal – Heating (b)	35	34	906	900

Actual – Cooling (c)	885	652	905	678
Normal – Cooling (b)	693	699	721	727

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2022 Compared to Second Quarter of 2021

Reconciliation of Second Quarter of 2021 to Second Quarter of 2022
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Second Quarter of 2021	$228.2

Changes in Gross Margin:
Retail Margins	172.7
Margins from Off-system Sales	(10.1)
Transmission Revenues	31.0
Other Revenues	6.9
Total Change in Gross Margin	200.5

Changes in Expenses and Other:
Other Operation and Maintenance	(76.4)
Depreciation and Amortization	(70.6)
Taxes Other Than Income Taxes	(0.6)
Other Income	5.6
Allowance for Equity Funds Used During Construction	(4.5)
Non-Service Cost Components of Net Periodic Pension Cost	10.4
Interest Expense	(15.7)
Total Change in Expenses and Other	(151.8)

Income Tax Expense	26.2
Equity Earnings of Unconsolidated Subsidiary	(0.4)
Net Income Attributable to Noncontrolling Interests	(1.5)

Second Quarter of 2022	$301.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $173 million primarily due to the following:
•A $43 million increase at APCo and WPCo due to rider revenues in Virginia and West Virginia. This increase was partially offset in other expense items below.
•A $32 million increase in weather-related usage primarily in the residential class.
•A $30 million increase at SWEPCo primarily due to a base rate revenue increase in Texas and rider increases in all retail jurisdictions. These increases were partially offset in other expense items below.
•A $21 million increase at PSO due to a $13 million increase in base rate revenues and an $8 million increase in rider revenues. These increases were partially offset in other expense items below.
•A $15 million increase at SWEPCo in municipal and cooperative revenues primarily due to SPP billing adjustments from the February 2021 severe winter weather event.
•A $10 million increase in weather-normalized retail margins primarily in the residential class partially offset by a decrease in the industrial class.
•An $8 million increase due to lower customer refunds related to Tax Reform primarily at APCo and WPCo. This increase was partially offset in Income Tax Expense below.
•An $8 million increase at I&M primarily due to an increase in rider revenues offset by lower wholesale true-ups. This increase was partially offset in other expense items below.
These increases were partially offset by:

•An $11 million increase in fuel expense at PSO due to NCWF PTC benefits provided to customers. This increase in fuel expense was partially offset in Income Tax Expense below.
•Margins from Off-system Sales decreased $10 million primarily due to the following:
•A $5 million decrease at KPCo due to a change in the OSS sharing arrangement in Kentucky.
•A $4 million decrease due to SPP billing adjustments at SWEPCo related to the February 2021 severe winter weather event.
•Transmission Revenues increased $31 million primarily due to the following:
•A $17 million increase in continued investment in transmission assets and increased load.
•A $14 million increase in formula rate true-up activity.
•Other Revenues increased $7 million primarily due to the following:
•A $4 million increase in business development revenue primarily at APCo. This increase was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $76 million primarily due to the following:
•A $43 million increase in generation expenses primarily due to outages and maintenance at APCo, I&M and PSO.
•A $34 million increase in PJM transmission services. This increase was partially offset in Retail Margins above.
•A $12 million increase in employee-related expenses.
•A $9 million increase in storm restoration expenses across all operating companies.
These increases were partially offset by:
•A $36 million decrease due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This decrease is offset in Depreciation and Amortization expense below.
•Depreciation and Amortization expenses increased $71 million primarily due to the following:
•A $39 million increase due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This increase was partially offset in Other Operation and Maintenance expenses above.
•A $23 million increase due to a higher depreciable base at APCo, I&M and SWEPCo and the implementation of increased Texas depreciation rates at SWEPCo.
•Other Income increased $6 million primarily due to carrying charges on regulatory assets at SWEPCo resulting from the February 2021 severe winter weather event.
•Allowance for Equity Funds Used During Construction decreased $5 million primarily due to a lower AFUDC base primarily at APCo and a decrease in AFUDC equity rates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $10 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $16 million primarily due to higher long-term debt balances primarily at PSO.
•Income Tax Expense decreased $26 million primarily due to an increase in PTCs, a decrease in state income taxes and an increase in amortization of Excess ADIT, partially offset by an increase in pretax book income. The increase in amortization of Excess ADIT was partially offset in Retail Margins above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Reconciliation of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Six Months Ended June 30, 2021	$498.6

Changes in Gross Margin:
Retail Margins	311.9
Margins from Off-system Sales	(27.2)
Transmission Revenues	45.0
Other Revenues	13.8
Total Change in Gross Margin	343.5

Changes in Expenses and Other:
Other Operation and Maintenance	(105.4)
Depreciation and Amortization	(138.5)
Taxes Other Than Income Taxes	(2.3)
Other Income	10.1
Allowance for Equity Funds Used During Construction	(6.3)
Non-Service Cost Components of Net Periodic Pension Cost	21.0
Interest Expense	(27.1)
Total Change in Expenses and Other	(248.5)

Income Tax Expense	8.1
Equity Earnings of Unconsolidated Subsidiary	(0.8)
Net Income Attributable to Noncontrolling Interests	(1.5)

Six Months Ended June 30, 2022	$599.4

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $312 million primarily due to the following:
•A $91 million increase at APCo and WPCo due to rider revenue in Virginia and West Virginia. This increase was partially offset in other expense items below.
•A $48 million increase at PSO due to a $25 million increase in base rate revenues and a $23 million increase in rider revenues. These increases were partially offset in other expense items below.
•A $45 million increase in weather-normalized retail margins primarily in the residential and commercial classes.
•A $40 million increase at SWEPCo primarily due to a base rate revenue increase in Texas and rider increases in all retail jurisdictions. These increases were partially offset in other expense items below.
•A $30 million increase in weather-related usage primarily in the residential class.
•A $28 million increase at I&M due to increased rider revenues offset by lower wholesale true-ups. This increase was partially offset in other expense items below.
•A $12 million increase due to lower customer refunds related to Tax Reform primarily at APCo and WPCo. This increase was partially offset in Income Tax Expense below.

These increases were partially offset by:
•A $10 million increase in fuel expense at PSO due to NCWF PTC benefits provided to customers. This increase in fuel expense was partially offset in Income Tax Expense below.
•A $7 million decrease in municipal and cooperative revenues at SWEPCo primarily due to the February 2021 severe winter weather event.
•Margins from Off-system Sales decreased $27 million primarily due to the following:
•A $17 million decrease due to Turk Plant merchant sales as a result of the February 2021 severe winter weather event at SWEPCo.
•A $6 million decrease at KPCo due to a change in the OSS sharing arrangement in Kentucky.
•A $4 million decrease at APCo primarily due to favorable hedging activity in the first quarter of 2021 as well as available generation at above average locational marginal pricing in February 2021.
•Transmission Revenues increased $45 million primarily due to the following:
•A $31 million increase in continued investment in transmission assets and increased load.
•A $14 million increase in formula rate true-up activity.
•Other Revenues increased $14 million primarily due to the following:
•A $5 million increase at I&M primarily due to the sale of allowances. This amount is partially offset in Retail Margins above.
•A $5 million increase at APCo primarily due to business development revenue. This increase was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $105 million primarily due to the following:
•An $83 million increase in PJM transmission services. This increase was partially offset in Retail Margins above.
•A $51 million increase in Generation expenses primarily due to outages and maintenance at APCo, I&M and PSO.
•A $14 million increase in employee-related expenses.
•A $10 million increase in storms across all operating companies.
•A $10 million increase in SPP transmission services.
•A $7 million increase in Energy Efficiency/Demand Response.
These increases were partially offset by:
•A $71 million decrease due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This decrease is offset in Depreciation and Amortization expense below.
•A $9 million decrease in vegetation management expenses.
•Depreciation and Amortization expenses increased $139 million primarily due to the following:
•A $78 million increase due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This increase was partially offset in Other Operation and Maintenance expenses above.
•A $43 million increase due to a higher depreciable base at APCo, I&M, PSO and SWEPCo and the implementation of increased Texas depreciation rates at SWEPCo.
•Other Income increased $10 million primarily due to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event at SWEPCo.
•Allowance for Equity Funds Used During Construction decreased $6 million primarily due to a lower AFUDC base primarily at APCo and a decrease in AFUDC equity rates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $21 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $27 million primarily due to higher long-term debt balances at PSO and SWEPCo and a debt issuance in April 2021 at I&M.
•Income Tax Expense decreased $8 million primarily due to an increase in PTCs partially offset by an increase in pretax book income.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Transmission and Distribution Utilities	2022	2021	2022	2021
	(in millions)
Revenues	$1,301.6	$1,103.4	$2,548.4	$2,191.5
Purchased Electricity	252.7	168.0	485.3	373.5
Gross Margin	1,048.9	935.4	2,063.1	1,818.0
Other Operation and Maintenance	441.1	360.8	869.6	726.0
Depreciation and Amortization	187.6	178.5	371.2	351.2
Taxes Other Than Income Taxes	163.8	158.4	328.2	316.0
Operating Income	256.4	237.7	494.1	424.8
Other Income	2.0	0.8	2.3	1.7
Allowance for Equity Funds Used During Construction	7.0	6.2	14.3	13.0
Non-Service Cost Components of Net Periodic Benefit Cost	11.9	7.2	23.8	14.5
Interest Expense	(82.0)	(77.0)	(156.8)	(151.5)
Income Before Income Tax Expense and Equity Earnings	195.3	174.9	377.7	302.5
Income Tax Expense	31.3	21.2	60.9	34.4
Equity Earnings of Unconsolidated Subsidiary	0.8	—	0.8	—
Net Income	164.8	153.7	317.6	268.1
Net Income Attributable to Noncontrolling Interests	—	—	—	—
Earnings Attributable to AEP Common Shareholders	$164.8	$153.7	$317.6	$268.1

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	6,589	6,065	13,566	12,989
Commercial	6,941	6,488	12,940	12,064
Industrial	6,647	6,338	12,577	11,619
Miscellaneous	197	185	368	351
Total Retail (a)	20,374	19,076	39,451	37,023

Wholesale (b)	565	445	1,136	1,048

Total KWhs	20,939	19,521	40,587	38,071

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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in degree days)
Eastern Region
Actual – Heating (a)	206	215	2,070	1,992
Normal – Heating (b)	186	183	2,072	2,066

Actual – Cooling (c)	359	361	360	361
Normal – Cooling (b)	298	304	301	307

Western Region
Actual – Heating (a)	—	4	278	319
Normal – Heating (b)	3	3	193	188

Actual – Cooling (d)	1,135	833	1,223	970
Normal – Cooling (b)	925	931	1,051	1,057

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)Western Region cooling degree days are calculated on a 70 degree temperature base.

Second Quarter of 2022 Compared to Second Quarter of 2021

Reconciliation of Second Quarter of 2021 to Second Quarter of 2022
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Second Quarter of 2021	$153.7

Changes in Gross Margin:
Retail Margins	104.1
Margins from Off-system Sales	13.3
Transmission Revenues	14.5
Other Revenues	(18.4)
Total Change in Gross Margin	113.5

Changes in Expenses and Other:
Other Operation and Maintenance	(80.3)
Depreciation and Amortization	(9.1)
Taxes Other Than Income Taxes	(5.4)
Other Income	1.2
Allowance for Equity Funds Used During Construction	0.8
Non-Service Cost Components of Net Periodic Benefit Cost	4.7
Interest Expense	(5.0)
Total Change in Expenses and Other	(93.1)

Income Tax Expense	(10.1)
Equity Earnings of Unconsolidated Subsidiary	0.8

Second Quarter of 2022	$164.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $104 million primarily due to the following:
•A $25 million increase from interim rate increases driven by increased distribution and transmission investment in Texas.
•A $23 million net increase in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $14 million increase due to prior year refunds of Excess ADIT to customers in Texas. This increase was offset in Income Tax Expense below.
•A $13 million increase related to various rider revenues in Ohio. This increase was partially offset in Margins from Off-system Sales, Other Revenues and other expense items below.
•A $12 million increase in weather-related usage in Texas primarily due to a 36% increase in cooling degree days.
•An $8 million increase in revenue from rate riders in Texas. This increase was partially offset in other expense items below.
•A $5 million increase in weather-related usage in Ohio primarily due to the end of decoupling.
•Margins from Off-system Sales increased $13 million primarily due to the following:
•A $26 million increase in off-system sales at OVEC in Ohio due to higher market prices and volume. This increase was offset in Retail Margins above and Other Revenues below.
This increase was partially offset by:
•A $13 million decrease in deferrals of OVEC costs in Ohio. This decrease was offset in Retail Margins above and Other Revenues below.

•Transmission Revenues increased $15 million primarily due to the following:
•An $18 million increase due to interim rate increases driven by increased transmission investment in Texas.
•A $5 million increase due to prior year refunds to customers associated with the most recent base rate case in Texas. This increase was offset in Other Revenues below.
These increases were partially offset by:
•An $11 million decrease due to formula rate true-up activity in Ohio.
•Other Revenues decreased $18 million primarily due to the following:
•An $8 million decrease primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs in Ohio. This decrease was offset in Retail Margins and Margins from Off-system Sales above.
•A $5 million decrease due to prior year refunds to customers associated with the most recent base rate case in Texas. This decrease was partially offset in Retail Margins and Transmission Revenues above.
•A $3 million decrease in energy efficiency revenues in Texas.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $80 million primarily due to the following:
•A $23 million increase in ERCOT transmission expenses. This increase was partially offset in Retail Margins and Transmission Revenues above.
•A $19 million increase in transmission expenses in Ohio primarily due to the following:
•A $17 million increase in recoverable PJM expenses. This increase was offset in Retail Margins above.
•A $6 million increase in vegetation management expenses.
These increases were partially offset by:
•A $5 million decrease in transmission formula rate true-up activity.
•A $10 million increase in bad debt-related expenses including $7 million in 2022 due to Bad Debt Rider over-recovery in Ohio. The Bad Debt Rider over-recovery was offset in Retail Margins above.
•A $10 million increase in employee-related expenses.
•A $7 million increase in distribution-related expenses in Texas.
•Depreciation and Amortization expenses increased $9 million primarily due to the following:
•A $10 million increase due to a higher depreciable base of transmission and distribution assets in Texas.
•A $4 million increase in recoverable advanced metering system depreciable expenses in Texas.
These increases were partially offset by:
•A $3 million decrease in recoverable smart grid depreciable expenses in Ohio. This decrease was offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $5 million primarily due to property taxes as a result of increased distribution and transmission investment in Texas.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $5 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $5 million primarily due to higher long-term debt balances in Texas.
•Income Tax Expense increased $10 million primarily due to an increase in pretax book income and a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT was partially offset in Gross Margin above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Reconciliation of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Six Months Ended June 30, 2021	$268.1

Changes in Gross Margin:
Retail Margins	215.0
Margins from Off-system Sales	26.0
Transmission Revenues	38.6
Other Revenues	(34.5)
Total Change in Gross Margin	245.1

Changes in Expenses and Other:
Other Operation and Maintenance	(143.6)
Depreciation and Amortization	(20.0)
Taxes Other Than Income Taxes	(12.2)
Other Income	0.6
Allowance for Equity Funds Used During Construction	1.3
Non-Service Cost Components of Net Periodic Benefit Cost	9.3
Interest Expense	(5.3)
Total Change in Expenses and Other	(169.9)

Income Tax Expense	(26.5)
Equity Earnings of Unconsolidated Subsidiary	0.8

Six Months Ended June 30, 2022	$317.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $215 million primarily due to the following:
•A $64 million net increase in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $31 million increase due to prior year refunds of Excess ADIT to customers in Texas. This increase was offset in Income Tax Expense below.
•A $29 million increase in weather-normalized margins primarily from the commercial and residential classes, partially offset by the industrial class.
•A $25 million increase related to various rider revenues in Ohio. This increase was partially offset in Margins from Off-system Sales, Other Revenues and other expense items below.
•A $20 million increase from interim rate increases driven by increased transmission investment in Texas.
•A $19 million increase from interim rate increases driven by increased distribution investment in Texas.
•A $14 million increase in revenue from rate riders in Texas. This increase was partially offset in other expense items below.
•An $8 million increase in weather-related usage in Texas primarily due to a 26% increase in cooling degree days, partially offset by a 13% decrease in heating degree days.
•Margins from Off-system Sales increased $26 million primarily due to the following:
•A $37 million increase in off-system sales at OVEC in Ohio due to higher market prices and volume. This increase was offset in Retail Margins above and Other Revenues below.
This increase was partially offset by:

•An $11 million decrease in deferrals of OVEC costs in Ohio. This decrease was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues increased $39 million primarily due to the following:
•A $35 million increase due to interim rate increases driven by increased transmission investment in Texas.
•A $9 million increase due to prior year refunds to customers associated with the most recent base rate case in Texas. This increase was offset in Other Revenues below.
•A $5 million increase due to continued investment in transmission assets in Ohio.
These increases were partially offset by:
•An $11 million decrease due to formula rate true-up activity in Ohio.
•Other Revenues decreased $35 million primarily due to the following:
•A $16 million decrease in Ohio primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs. This decrease was offset in Retail Margins and Margins from Off-system Sales above.
•A $12 million decrease due to prior year refunds to customers associated with the most recent base rate case in Texas. This decrease was partially offset in Retail Margins and Transmission Revenues above.
•A $6 million decrease in energy efficiency revenues in Texas.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $144 million primarily due to the following:
•A $53 million increase in transmission expenses in Ohio primarily due to the following:
•A $53 million increase in recoverable PJM expenses. This increase was offset in Retail Margins above.
•A $6 million increase in vegetation management expenses.
These increases were partially offset by:
•A $7 million decrease in transmission formula rate true-up activity.
•A $23 million increase in ERCOT transmission expenses. This increase was partially offset in Retail Margins and Transmission Revenues above.
•An $18 million increase in employee-related expenses.
•A $16 million increase in bad debt-related expenses including $7 million in 2022 due to Bad Debt Rider over-recovery in Ohio. The Bad Debt Rider over-recovery was offset in Retail Margins above.
•A $10 million increase in remitted Universal Services Fund surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset in Retail Margins above.
•An $8 million increase in distribution-related expenses in Texas.
•Depreciation and Amortization expenses increased $20 million primarily due to the following:
•An $18 million increase due to a higher depreciable base of transmission and distribution assets in Texas.
•A $7 million increase in recoverable advanced metering system depreciable expenses in Texas.
These increases were partially offset by:
•A $6 million decrease in recoverable smart grid depreciable expenses in Ohio. This decrease was offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $12 million primarily due to increased property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $9 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $5 million primarily due to the following:
•A $10 million increase in Texas primarily due to higher long-term debt balances.
This increase was partially offset by:
•A $4 million decrease in Ohio primarily due to lower long-term debt interest rates.
•Income Tax Expense increased $27 million primarily due to an increase in pretax book income and a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT is partially offset in Gross Margin above.

AEP TRANSMISSION HOLDCO

	Three Months Ended		Six Months Ended
	June 30,		June 30,
AEP Transmission Holdco	2022	2021	2022	2021
	(in millions)
Transmission Revenues	$378.8	$378.2	$790.2	$755.2
Other Operation and Maintenance	36.2	29.4	67.9	56.6
Depreciation and Amortization	87.9	74.7	173.2	147.4
Taxes Other Than Income Taxes	70.1	61.5	137.4	120.7
Operating Income	184.6	212.6	411.7	430.5
Interest and Investment Income	0.3	0.2	0.4	0.4
Allowance for Equity Funds Used During Construction	15.3	16.5	30.9	33.2
Non-Service Cost Components of Net Periodic Benefit Cost	1.2	0.6	2.5	1.1
Interest Expense	(40.7)	(35.5)	(79.8)	(70.8)
Income Before Income Tax Expense and Equity Earnings	160.7	194.4	365.7	394.4
Income Tax Expense	39.4	43.4	89.8	89.2
Equity Earnings of Unconsolidated Subsidiary	21.4	18.6	40.5	37.6
Net Income	142.7	169.6	316.4	342.8
Net Income Attributable to Noncontrolling Interests	0.9	0.9	1.5	2.1
Earnings Attributable to AEP Common Shareholders	$141.8	$168.7	$314.9	$340.7

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	June 30,
	2022	2021
	(in millions)
Plant in Service	$12,061.3	$11,065.2
Construction Work in Progress	1,787.3	1,486.3
Accumulated Depreciation and Amortization	920.0	703.1
Total Transmission Property, Net	$12,928.6	$11,848.4

Second Quarter of 2022 Compared to Second Quarter of 2021

Reconciliation of Second Quarter of 2021 to Second Quarter of 2022
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Second Quarter of 2021	$168.7

Changes in Transmission Revenues:
Transmission Revenues	0.6
Total Change in Transmission Revenues	0.6

Changes in Expenses and Other:
Other Operation and Maintenance	(6.8)
Depreciation and Amortization	(13.2)
Taxes Other Than Income Taxes	(8.6)
Interest and Investment Income	0.1
Allowance for Equity Funds Used During Construction	(1.2)
Non-Service Cost Components of Net Periodic Pension Cost	0.6
Interest Expense	(5.2)
Total Change in Expenses and Other	(34.3)

Income Tax Expense	4.0
Equity Earnings of Unconsolidated Subsidiary	2.8

Second Quarter of 2022	$141.8

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $1 million primarily due to the following:
•A $43 million increase due to continued investment in transmission assets.
This increase was partially offset by:
•A $30 million decrease due to the affiliated annual transmission formula rate true-up. This decrease was offset in Other Operation and Maintenance expense across the other Registrant Subsidiaries.
•A $13 million decrease due to the nonaffiliated annual transmission formula rate true-up.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $7 million primarily due to an increase in employee-related expenses.
•Depreciation and Amortization expenses increased $13 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $9 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $5 million primarily due to higher long-term debt balances.
•Income Tax Expense decreased $4 million primarily due to a decrease in pretax book income and a decrease in state income taxes, partially offset by a decrease in parent company loss benefit.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Reconciliation of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Six Months Ended June 30, 2021	$340.7

Changes in Transmission Revenues:
Transmission Revenues	35.0
Total Change in Transmission Revenues	35.0

Changes in Expenses and Other:
Other Operation and Maintenance	(11.3)
Depreciation and Amortization	(25.8)
Taxes Other Than Income Taxes	(16.7)
Allowance for Equity Funds Used During Construction	(2.3)
Non-Service Cost Components of Net Periodic Pension Cost	1.4
Interest Expense	(9.0)
Total Change in Expenses and Other	(63.7)

Income Tax Expense	(0.6)
Equity Earnings of Unconsolidated Subsidiary	2.9
Net Income Attributable to Noncontrolling Interests	0.6

Six Months Ended June 30, 2022	$314.9

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:
•Transmission Revenues increased $35 million primarily due to the following:
•A $78 million increase due to continued investment in transmission assets.
This increase was partially offset by:
•A $30 million decrease due to the affiliated annual transmission formula rate true-up. This decrease was offset in Other Operation and Maintenance expense across the other Registrant Subsidiaries.
•A $13 million decrease due to the nonaffiliated annual transmission formula rate true-up.
Expenses and Other changed between years as follows:
•Other Operation and Maintenance expenses increased $11 million primarily due to an increase in employee-related expenses.
•Depreciation and Amortization expenses increased $26 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $17 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $9 million primarily due to higher long-term debt balances.

GENERATION & MARKETING

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Generation & Marketing	2022	2021	2022	2021
	(in millions)
Revenues	$659.6	$436.6	$1,278.9	$1,070.8
Fuel, Purchased Electricity and Other	519.8	358.1	967.9	924.0
Gross Margin	139.8	78.5	311.0	146.8
Other Operation and Maintenance	(6.0)	32.4	26.5	60.6
Gain on Sale of Mineral Rights	(116.3)	—	(116.3)	—
Depreciation and Amortization	22.4	20.0	45.7	38.6
Taxes Other Than Income Taxes	3.1	2.9	6.2	5.5
Operating Income	236.6	23.2	348.9	42.1
Interest and Investment Income	6.8	0.6	8.9	1.1
Non-Service Cost Components of Net Periodic Benefit Cost	5.2	3.9	10.3	7.7
Interest Expense	(9.0)	(3.8)	(14.0)	(7.1)
Income Before Income Tax Benefit and Equity Earnings (Loss)	239.6	23.9	354.1	43.8
Income Tax Benefit	(13.5)	(24.2)	(20.2)	(39.3)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(187.2)	(1.6)	(192.4)	1.6
Net Income	65.9	46.5	181.9	84.7
Net Loss Attributable to Noncontrolling Interests	(6.7)	(5.9)	(4.9)	(4.3)
Earnings Attributable to AEP Common Shareholders	$72.6	$52.4	$186.8	$89.0

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of MWhs)
Fuel Type:
Coal	1	1	2	2
Renewables	1	1	2	2
Total MWhs	2	2	4	4

Second Quarter of 2022 Compared to Second Quarter of 2021

Reconciliation of Second Quarter of 2021 to Second Quarter of 2022
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Second Quarter of 2021	$52.4

Changes in Gross Margin:
Merchant Generation	8.6
Renewable Generation	7.5
Retail, Trading and Marketing	45.2
Total Change in Gross Margin	61.3

Changes in Expenses and Other:
Other Operation and Maintenance	38.4
Gain on Sale of Mineral Rights	116.3
Depreciation and Amortization	(2.4)
Taxes Other Than Income Taxes	(0.2)
Interest and Investment Income	6.2
Non-Service Cost Components of Net Periodic Benefit Cost	1.3
Interest Expense	(5.2)
Total Change in Expenses and Other	154.4

Income Tax Benefit	(10.7)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(185.6)
Net Income Attributable to Noncontrolling Interests	0.8

Second Quarter of 2022	$72.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•Merchant Generation increased $9 million primarily due to higher market prices.
•Renewable Generation increased $8 million primarily due to new wind and solar projects placed in service.
•Retail, Trading and Marketing increased $45 million due to higher mark-to-market economic hedge activity driven by higher commodity prices.

Expenses and Other, Income Tax Benefit and Equity Earnings (Loss) of Unconsolidated Subsidiaries changed between years as follows:

•Other Operation and Maintenance expenses decreased $38 million primarily due to higher land sales and the sale of renewable development projects.
•Gain on Sale of Mineral Rights increased $116 million due to the current year sale of mineral rights.
•Interest and Investment Income increased $6 million primarily due to an increase in Advances to Affiliates.
•Interest Expense increased $5 million due to higher borrowing costs in 2022.
•Income Tax Benefit decreased $11 million primarily due to an increase in pretax book income and an increase in state income taxes.
•Equity Earnings (Loss) of Unconsolidated Subsidiaries decreased $186 million due to the impairment of AEP’s investment in Flat Ridge 2 Wind LLC.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Reconciliation of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Six Months Ended June 30, 2021	$89.0

Changes in Gross Margin:
Merchant Generation	(10.6)
Renewable Generation	6.6
Retail, Trading and Marketing	168.2
Total Change in Gross Margin	164.2

Changes in Expenses and Other:
Other Operation and Maintenance	34.1
Gain on Sale of Mineral Rights	116.3
Depreciation and Amortization	(7.1)
Taxes Other Than Income Taxes	(0.7)
Interest and Investment Income	7.8
Non-Service Cost Components of Net Periodic Benefit Cost	2.6
Interest Expense	(6.9)
Total Change in Expenses and Other	146.1

Income Tax Benefit	(19.1)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(194.0)
Net Loss Attributable to Noncontrolling Interests	0.6

Six Months Ended June 30, 2022	$186.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•Merchant Generation decreased $11 million primarily due to more Cardinal plant outage days in 2022 and the sale of Racine partially offset by higher market prices.
•Renewable Generation increased $7 million primarily due to new wind and solar projects placed in service.
•Retail, Trading and Marketing increased $168 million due to higher mark-to-market economic hedge activity driven by higher commodity prices.

Expenses and Other, Income Tax Benefit and Equity Earnings (Loss) of Unconsolidated Subsidiaries changed between years as follows:

•Other Operation and Maintenance expenses decreased $34 million primarily due to higher land sales and the sale of renewable development projects partially offset by increased Cardinal Unit 1 expenses.
•Gain on Sale of Mineral Rights increased $116 million due to the current year sale of mineral rights.
•Depreciation and Amortization expenses increased $7 million due to a higher depreciable base from increased investments in renewable energy assets.
•Interest and Investment Income increased $8 million primarily due to an increase in Advances to Affiliates.
•Interest Expense increased $7 million due to higher borrowing costs in 2022.
•Income Tax Benefit decreased $19 million primarily due to an increase in pretax book income partially offset by a one-time benefit recorded in 2022.
•Equity Earnings (Loss) of Unconsolidated Subsidiaries decreased $194 million primarily due to the impairment of AEP’s investment in Flat Ridge 2 Wind LLC.

CORPORATE AND OTHER

Second Quarter of 2022 Compared to Second Quarter of 2021

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $25 million in 2021 to a loss of $156 million in 2022 primarily due to:

•A $69 million loss related to the anticipated sale of the Kentucky operations.
•A $35 million decrease primarily due to unfavorable changes in unrealized gains and losses from AEP’s investment in ChargePoint.
•A $13 million decrease in equity earnings.
•A $10 million increase in interest expense due to higher long-term balances and advances from affiliates.
•A $6 million decrease in other income, primarily due to a lower return on investments held by EIS.
•A $4 million increase in transaction costs due to the anticipated sale of the Kentucky operations.
•A $2 million increase in Income Tax Expense primarily due to the following:
•A $31 million increase due to a consolidating tax adjustment.
•A $6 million increase in permanent tax adjustments.
These increases were partially offset by:
•A $19 million decrease due to the remeasurement of state deferred taxes as a result of newly enacted West Virginia state legislation in the second quarter of 2021.
•A $13 million decrease due to a decrease in pretax book income.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $43 million in 2021 to a loss of $180 million in 2022 primarily due to:

•A $69 million loss related to the anticipated sale of the Kentucky operations.
•A $50 million decrease primarily due to unfavorable changes in unrealized gains and losses from AEP’s investment in ChargePoint.
•A $19 million decrease primarily due to a favorable bad debt expense adjustment in 2021.
•A $19 million increase in interest expense due to higher long-term debt balances and higher interest rates on short-term debt.
•A $17 million decrease in equity earnings.
•A $14 million decrease in other income, primarily due to a lower return on investments held by EIS.
•A $7 million increase in transaction costs due to the anticipated sale of the Kentucky operations.

These items were partially offset by:

•A $47 million decrease in Income Tax Expense primarily due to the following:
•A $24 million decrease due to a decrease in pretax book income.
•A $19 million decrease due to the remeasurement of state deferred taxes as a result of newly enacted West Virginia state legislation in the second quarter of 2021.
•An $18 million decrease due to parent company loss benefit.
These decreases were partially offset by:
•A $5 million increase due to a consolidating tax adjustment.
•A $4 million increase due to increase in permanent tax adjustments.

AEP SYSTEM INCOME TAXES

Second Quarter of 2022 Compared to Second Quarter of 2021

Income Tax Expense decreased $7 million primarily due to:
•A $19 million decrease due to the remeasurement of state deferred taxes as a result of newly enacted West Virginia state legislation in the second quarter of 2021.

•An $8 million decrease due to an increase in PTC.
•A $3 million decrease in investment tax credit amortization.
These decreases were partially offset by:
•A $17 million increase due to a decrease in amortization of Excess ADIT.
•A $7 million increase due to unfavorable permanent tax adjustments.
•A $2 million increase due to an increase in state income taxes.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Income Tax Expense decreased $9 million primarily due to:
•A $34 million decrease due to an increase in PTC.
•A $19 million decrease due to the remeasurement of state deferred taxes as a result of newly enacted West Virginia state legislation in second quarter of 2021.
•An $8 million decrease due to favorable discrete tax adjustments booked in 2022.
These decreases were partially offset by:
•A $24 million increase due to a decrease in amortization of Excess ADIT.
•A $31 million increase due to an increase in pretax book income.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheets and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	June 30, 2022		December 31, 2021
	(dollars in millions)
Long-term Debt, including amounts due within one year	$35,459.4	57.3%	$33,454.5	57.0%
Short-term Debt	2,130.0	3.4	2,614.0	4.4
Total Debt	37,589.4	60.7	36,068.5	61.4
AEP Common Equity	24,056.0	38.9	22,433.2	38.2
Noncontrolling Interests	241.0	0.4	247.0	0.4
Total Debt and Equity Capitalization	$61,886.4	100.0%	$58,748.7	100.0%

AEP’s ratio of debt-to-total capital decreased from 61.4% as of December 31, 2021 to 60.7% as of June 30, 2022 primarily due to an increase in earnings in 2022 in addition to the settlement of the forward equity purchase contracts related to the 2019 Equity Units, partially offset by an increase in debt to support distribution, transmission and renewable investment growth. See “Equity Units” section of Note 12 for additional information.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity.  As of June 30, 2022, AEP had $5 billion of revolving credit facilities to support its commercial paper program.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, leasing agreements, hybrid securities or common stock. AEP and its utilities finance its operations with commercial paper and other variable rate instruments that are subject to fluctuations in interest rates. To the extent that the Federal Reserve raises short-term interest rates, it could reduce future net income and cash flows and impact financial condition. In February 2021, severe winter weather impacted certain AEP service territories resulting in disruptions to SPP market conditions. See Note 4 - Rate Matters for additional information. In March 2021, AEP entered into a $500 million 364-day Term Loan and borrowed the full amount to help address the cash flow implications resulting from the February 2021 severe winter weather event. In February 2022, AEP entered into a $250 million Term Loan for general corporate business purposes, including the pay down of short-term debt. In March 2022, AEP extended the maturity date of the original 364-Day Term Loan to August 2022. In June 2022, AEP paid off the $250 million Term Loan. In 2022, increased fuel and purchased power prices continue to lead to an increase in under collection of fuel costs. As a result, in July 2022, APCo and KPCo entered into term loans of $100 million and $75 million, respectively, to help address the cash flow implications of the increased fuel and purchased power costs.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of June 30, 2022, available liquidity was approximately $4.7 billion as illustrated in the table below:

		Amount	Maturity
Commercial Paper Backup:		(in millions)
	Revolving Credit Facility	$4,000.0	March 2027	(a)
	Revolving Credit Facility	1,000.0	March 2024	(a)
	Term Loan (b)	500.0	August 2022
Cash and Cash Equivalents		575.3
Total Liquidity Sources		6,075.3
Less:	AEP Commercial Paper Outstanding	880.0
	Term Loan (b)	500.0
Net Available Liquidity		$4,695.3
(a)In April 2022, AEP extended the maturity dates of the Revolving Credit Facilities from March 2026 to March 2027 and from March 2023 to March 2024, respectively.
(b)In March 2022, AEP extended the maturity date of the original 364-Day Term Loan to August 2022.

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during the first six months of 2022 was $2.4 billion.  The weighted-average interest rate for AEP’s commercial paper during 2022 was 0.99%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under five uncommitted facilities totaling $400 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of June 30, 2022 was $324 million with maturities ranging from July 2022 to June 2023.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in September 2021 to include a $125 million and a $625 million facility which expire in September 2023 and 2024, respectively. As of June 30, 2022, the affiliated utility subsidiaries are in compliance with all requirements under the agreement.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of June 30, 2022, this contractually-defined percentage was 57.8%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements.  This condition also applies in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

ATM Program

AEP participates in an ATM offering program that allows AEP to issue, from time to time, up to an aggregate of $1 billion of its common stock, including shares of common stock that may be sold pursuant to an equity forward sales agreement. There were no issuances under the ATM program for the six months ended June 30, 2022. As of June 30, 2022, approximately $511 million of equity is available for issuance under the ATM offering program. See Note 12 - Financing Activities for additional information.

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

In March 2019, AEP issued 16.1 million Equity Units initially in the form of corporate units, at a stated amount of $50 per unit, for a total stated amount of $805 million. Net proceeds from the issuance were approximately $785 million. Each corporate unit represents a 1/20 undivided beneficial ownership interest in $1,000 principal amount of AEP’s 3.40% Junior Subordinated Notes due in 2024 and a forward equity purchase contract which settled after three years in 2022. The proceeds from this issuance were used to support AEP’s overall capital expenditure plans including the acquisition of Sempra Renewables LLC. In January 2022, AEP successfully remarketed the notes on behalf of holders of the corporate units and did not directly receive any proceeds therefrom. Instead, the holders of the corporate units used the debt remarketing proceeds to settle the forward equity purchase contract with AEP. The interest rate on the notes was reset to 2.031% with the maturity remaining in 2024. In March 2022, AEP issued 8,970,920 shares of AEP common stock and received proceeds totaling $805 million under the settlement of the forward equity purchase contract. AEP common stock held in treasury was used to settle the forward equity purchase contract.

See Note 12 - Financing Activities for additional information.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.78 per share in July 2022. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 12 for additional information.

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

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$451.4	$438.3
Net Cash Flows from Operating Activities	2,990.7	1,043.9
Net Cash Flows Used for Investing Activities	(4,199.0)	(3,229.8)
Net Cash Flows from Financing Activities	1,378.1	2,107.3
Net Increase (Decrease) in Cash and Cash Equivalents	169.8	(78.6)
Cash, Cash Equivalents and Restricted Cash at End of Period	$621.2	$359.7

Operating Activities

	Six Months Ended June 30,
	2022	2021
	(in millions)
Net Income	$1,238.9	$1,152.6
Non-Cash Adjustments to Net Income (a)	1,694.8	1,423.4
Mark-to-Market of Risk Management Contracts	431.4	26.1
Property Taxes	191.6	167.3
Deferred Fuel Over/Under-Recovery, Net	(599.5)	(1,218.2)
Change in Other Noncurrent Assets	(49.3)	(184.7)
Change in Other Noncurrent Liabilities	144.5	163.5
Change in Certain Components of Working Capital	(61.7)	(486.1)
Net Cash Flows from Operating Activities	$2,990.7	$1,043.9

(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Deferred Income Taxes, Loss on the Expected Sale of the Kentucky Operations, Impairment of Equity Method Investment, AFUDC and Gain on Sale of Mineral Rights.

Net Cash Flows from Operating Activities increased by $1.9 billion primarily due to the following:
•A $619 million increase in cash primarily due to the timing of fuel and purchase power revenues and expenses. In 2021, PSO and SWEPCo were impacted by the February 2021 severe winter weather event in SPP which led to significantly higher fuel and purchased power expenses. PSO and SWEPCo are working with their respective regulatory commissions to determine the recovery period from customers as well as the appropriate carrying charge on the regulatory assets. See Note 4 - Rate Matters for additional information. In 2022, increased fuel and purchased power prices continue to lead to an increase in the under collection of fuel costs, primarily at APCo and PSO. As of June 30, 2022, APCo and PSO have recognized an increase in cash outflows related to under-recovered fuel of $312 million and $127 million, respectively.

•A $424 million increase in cash from the Change in Certain Components of Working Capital. The increase is primarily due to cash margin collateral held in relation to auction supply driven by increases in power prices, a return of margin deposits from PJM originally paid in 2021 and the timing of accounts payable. These increases were partially offset by a decrease in cash from fuel, material and supplies balances driven by an increase in coal inventory on hand and the timing of accounts receivable.
•A $405 million increase primarily due to collateral held against risk management contracts due to pricing movement in the commodities market.
•A $358 million increase in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.
•A $135 million increase in cash from changes in Noncurrent Assets primarily due to incremental other operation and maintenance storm restoration expenses incurred in 2021 by APCo, SWEPCo and KPCo as a result of the February 2021 severe winter weather event. KPCo intends to seek recovery of these incremental storm costs in its next base rate case while APCo is expected to seek recovery in either upcoming rider or base case filings. In October 2021, SWEPCo requested recovery of these storm costs, in addition to storm costs from Hurricanes Delta and Laura, in a filing with the LPSC. The increase due to the February 2021 severe winter weather event was partially offset by the deferral of incremental other operation and maintenance storm restoration expenses incurred in June 2022 by APCo, OPCo and WPCo. Recovery of the June 2022 storm costs will be requested in future filings. See Note 4 - Rate Matters for additional information.

Investing Activities

	Six Months Ended June 30,
	2022	2021
	(in millions)
Construction Expenditures	$(3,138.1)	$(2,784.8)
Acquisitions of Nuclear Fuel	(67.7)	(63.0)
Acquisition of the Dry Lake Solar Project	—	(114.3)
Acquisition of the North Central Wind Energy Facilities	(1,207.3)	(270.0)
Proceeds from Sale of Assets	208.5	13.2
Other	5.6	(10.9)
Net Cash Flows Used for Investing Activities	$(4,199.0)	$(3,229.8)

Net Cash Flows Used for Investing Activities increased by $969 million primarily due to the following:
•An $823 million increase due to the 2022 acquisition of Traverse, partially offset by the 2021 acquisitions of the Dry Lake Solar Project and Sundance. See Note 6 - Acquisitions, Assets and Liabilities Held for Sale, Dispositions and Impairments for additional information.
•A $353 million increase in Construction Expenditures, primarily due to increases in Vertically Integrated Utilities of $255 million and Transmission and Distribution Utilities of $140 million.
These increases in cash used were partially offset by:
•A $195 million increase in Proceeds from Sale of Assets, primarily due to the sale of certain mineral rights. See Note 6 - Acquisitions, Assets and Liabilities Held for Sale, Dispositions and Impairments for additional information.

Financing Activities

	Six Months Ended June 30,
	2022	2021
	(in millions)
Issuance of Common Stock	$812.7	$256.9
Issuance/Retirement of Debt, Net	1,572.7	2,705.7
Dividends Paid on Common Stock	(803.5)	(746.5)
Other	(203.8)	(108.8)
Net Cash Flows from Financing Activities	$1,378.1	$2,107.3

Net Cash Flows from Financing Activities decreased by $729 million primarily due to the following:
•A $1.1 billion decrease due to changes in short-term debt. See Note 12 - Financing Activities for additional information.
•A $416 million decrease in issuances of long-term debt. See Note 12 - Financing Activities for additional information.
These decreases in cash were partially offset by:
•A $556 million increase in issuances of common stock primarily due to the settlement of the 2019 equity units. See “Equity Units” section of Note 12 for additional information.
•A $416 million decrease in retirements of long-term debt. See Note 12 - Financing Activities for additional information.

See the “Long-term Debt Subsequent Events” section of Note 12 for Long-term debt and other securities issued, retired and principal payments made after June 30, 2022 through July 27, 2022, the date that the second quarter 10-Q was filed.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $7.6 billion of capital expenditures in 2022. For the four year period, 2023 through 2026, management forecasts capital expenditures of $30.7 billion. The expenditures are generally for transmission, generation, distribution, regulated renewables and required environmental investment to comply with the Federal EPA rules.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews and the ability to access capital.  Management expects to fund these capital expenditures through cash flows from operations, proceeds from the sale of Kentucky operations, proceeds from the sale of competitive contracted renewables and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged. For complete information of forecasted capital expenditures, see the “Budgeted Capital Expenditures” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report.

SIGNIFICANT CASH REQUIREMENTS

A summary of significant cash requirements is included in the 2021 Annual Report and has not changed significantly from year-end other than the debt issuances and retirements discussed in the “Cash Flow” section above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND ACCOUNTING STANDARDS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets, the accounting for pension and other postretirement benefits and the impact of new accounting standards.

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

Management employs risk management contracts including physical forward and financial forward purchase-and-sale contracts.  Management engages in risk management of power, capacity, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  As a result, AEP is subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the Board of Directors.  AEPSC’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Regulated Risk Committee and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Chief Financial Officer, Chief Operating Officer, Executive Vice President of Generation, Senior Vice President of Grid Solutions, Senior Vice President of Treasury and Risk and Chief Risk Officer.  The Competitive Risk Committee consists of AEPSC’s Chief Financial Officer, Senior Vice President of Treasury and Risk and Chief Risk Officer in addition to Energy Supply’s President and Senior Vice President.  When commercial activities exceed predetermined limits, positions are modified to reduce the risk to be within the limits unless specifically approved by the respective committee.

The effects of COVID-19 continue to be monitored, and while markets have shown improvement, credit risks remain as counterparties encounter business and supply chain disruptions.

Due to multiple defaults of market participants, ERCOT had a large outstanding unpaid balance associated with the February 2021 winter storm. A certain portion of this balance has been securitized and disbursed to impacted market participants. Financial costs associated with securitization are allocated to certain market participants and in that role AEPEP is exposed, but not materially. If the market rules were to change on how socialized losses are allocated this could affect AEPEP’s exposure. Regardless of the approach of how socialized losses are allocated there are potential downstream impacts that could push counterparties into financial distress and or bankruptcy, affecting AEPEP, AEP Texas and ETT.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2021:

MTM Risk Management Contract Net Assets (Liabilities)
Six Months Ended June 30, 2022

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2021	$59.8	$(91.4)	$275.9	$244.3
(Gain)/Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(62.8)	2.9	(28.7)	(88.6)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	2.6	2.6
Changes in Fair Value Due to Market Fluctuations During the Period (b)	—	—	216.0	216.0
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	223.2	42.8	—	266.0
MTM Risk Management Contract Net Assets Held for Sale Related to KPCo (d)	(7.7)	—	—	(7.7)
Total MTM Risk Management Contract Net Assets (Liabilities) as of June 30, 2022	$212.5	$(45.7)	$465.8	632.6
Commodity Cash Flow Hedge Contracts				675.8
Interest Rate Cash Flow Hedge Contracts				4.2
Fair Value Hedge Contracts				(99.4)
Collateral Deposits				(1,086.5)
Total MTM Derivative Contract Net Assets as of June 30, 2022				$126.7

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
(d)MTM risk management contract net assets relating to KPCo are classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of June 30, 2022, credit exposure net of collateral to sub investment grade counterparties was approximately 1.1%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of June 30, 2022, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$832.5	$550.2	$282.3	3	$104.5
Split Rating	1.8	—	1.8	1	1.8
Noninvestment Grade	3.1	3.0	0.1	1	0.1
No External Ratings:
Internal Investment Grade	48.6	8.2	40.4	3	28.8
Internal Noninvestment Grade	8.2	4.7	3.5	3	3.3
Total as of June 30, 2022	$894.2	$566.1	$328.1

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

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of June 30, 2022, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Six Months Ended				Twelve Months Ended
June 30, 2022				December 31, 2021
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.6	$4.5	$0.8	$0.1	$0.4	$3.6	$0.4	$0.1

VaR Model
Non-Trading Portfolio

Six Months Ended				Twelve Months Ended
June 30, 2022				December 31, 2021
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$41.4	$76.9	$25.2	$6.7	$8.3	$14.9	$3.7	$0.7

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. AEP has outstanding short and long-term debt which is subject to a variable rate. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the six months ended June 30, 2022 and 2021, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $38 million and $38 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Vertically Integrated Utilities	$2,595.0	$2,224.6	$5,241.8	$4,729.1
Transmission and Distribution Utilities	1,296.8	1,089.6	2,539.0	2,171.9
Generation & Marketing	654.4	422.5	1,263.9	1,024.2
Other Revenues	93.5	89.8	187.6	182.4
TOTAL REVENUES	4,639.7	3,826.5	9,232.3	8,107.6

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,564.4	1,124.0	3,065.1	2,684.7
Other Operation	619.8	566.9	1,282.0	1,159.3
Maintenance	326.5	264.3	611.5	539.2
Loss on the Expected Sale of the Kentucky Operations	68.8	—	68.8	—
Gain on Sale of Mineral Rights	(116.3)	—	(116.3)	—
Depreciation and Amortization	802.6	707.3	1,595.0	1,403.6
Taxes Other Than Income Taxes	369.5	354.1	733.7	700.6
TOTAL EXPENSES	3,635.3	3,016.6	7,239.8	6,487.4

OPERATING INCOME	1,004.4	809.9	1,992.5	1,620.2

Other Income (Expense):
Other Income (Expense)	(12.7)	33.1	(10.4)	54.8
Allowance for Equity Funds Used During Construction	28.6	33.5	59.6	66.9
Non-Service Cost Components of Net Periodic Benefit Cost	47.1	29.7	94.3	59.3
Interest Expense	(327.6)	(301.6)	(641.0)	(591.8)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS (LOSS)	739.8	604.6	1,495.0	1,209.4

Income Tax Expense	54.0	61.2	106.8	115.7
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(165.0)	30.4	(149.3)	58.9

NET INCOME	520.8	573.8	1,238.9	1,152.6

Net Loss Attributable to Noncontrolling Interests	(3.7)	(4.4)	(0.3)	(0.6)

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$524.5	$578.2	$1,239.2	$1,153.2

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	513,623,431	499,916,640	509,857,710	498,495,532

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.02	$1.16	$2.43	$2.31

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	515,162,210	500,983,778	511,391,735	499,581,893

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.02	$1.15	$2.42	$2.31

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$520.8	$573.8	$1,238.9	$1,152.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $35.2 and $34.5 for the Three Months Ended June 30, 2022 and 2021, Respectively, and $101.1 and $49.5 for the Six Months Ended June 30, 2022 and 2021, Respectively	132.4	129.9	380.4	186.2
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(3.1) and $(0.6) for the Three Months Ended June 30, 2022 and 2021 and $(3.7) and $(1.1) for the Six Months Ended June 30, 2022 and 2021, Respectively	(11.6)	(2.1)	(13.8)	(4.1)

TOTAL OTHER COMPREHENSIVE INCOME	120.8	127.8	366.6	182.1

TOTAL COMPREHENSIVE INCOME	641.6	701.6	1,605.5	1,334.7

Total Comprehensive Loss Attributable To Noncontrolling Interests	(3.7)	(4.4)	(0.3)	(0.6)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$645.3	$706.0	$1,605.8	$1,335.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2020	516.8	$3,359.3	$6,588.9	$10,687.8		$(85.1)	$223.6	$20,774.5

Issuance of Common Stock	2.7	17.1	167.5					184.6
Common Stock Dividends				(369.5)	(a)		(2.5)	(372.0)
Other Changes in Equity			(21.9)	(0.6)			3.4	(19.1)
Acquisition of Dry Lake Solar Project							18.9	18.9
Net Income				575.0			3.8	578.8
Other Comprehensive Income						54.3		54.3
TOTAL EQUITY – MARCH 31, 2021	519.5	3,376.4	6,734.5	10,892.7		(30.8)	247.2	21,220.0

Issuance of Common Stock	0.9	6.3	66.0					72.3
Common Stock Dividends				(371.8)	(a)		(2.7)	(374.5)
Other Changes in Equity			(0.2)	(0.4)			11.1	10.5
Net Income (Loss)				578.2			(4.4)	573.8
Other Comprehensive Income						127.8		127.8
TOTAL EQUITY – JUNE 30, 2021	520.4	$3,382.7	$6,800.3	$11,098.7		$97.0	$251.2	$21,629.9

TOTAL EQUITY – DECEMBER 31, 2021	524.4	$3,408.7	$7,172.6	$11,667.1		$184.8	$247.0	$22,680.2

Issuance of Common Stock	0.4	2.4	807.1					809.5
Common Stock Dividends				(395.2)	(b)		(3.6)	(398.8)
Other Changes in Equity			(15.2)	(1.5)			—	(16.7)
Net Income				714.7			3.4	718.1
Other Comprehensive Income						245.8		245.8
TOTAL EQUITY – MARCH 31, 2022	524.8	3,411.1	7,964.5	11,985.1		430.6	246.8	24,038.1

Issuance of Common Stock	0.1	0.9	2.3					3.2
Common Stock Dividends				(402.6)	(b)		(2.1)	(404.7)
Other Changes in Equity			17.2	1.6			—	18.8
Net Income (Loss)				524.5			(3.7)	520.8
Other Comprehensive Income						120.8		120.8
TOTAL EQUITY – JUNE 30, 2022	524.9	$3,412.0	$7,984.0	$12,108.6		$551.4	$241.0	$24,297.0

(a)    Cash dividends declared per AEP common share were $0.74.
(b)    Cash dividends declared per AEP common share were $0.78.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$575.3	$403.4
Restricted Cash (June 30, 2022 and December 31, 2021 Amounts Include $45.9 and $48, Respectively, Related to Transition Funding, Restoration Funding and Appalachian Consumer Rate Relief Funding)	45.9	48.0
Other Temporary Investments (June 30, 2022 and December 31, 2021 Amounts Include $182.8 and $214.8, Respectively, Related to EIS and Transource Energy)	192.0	220.4
Accounts Receivable:
Customers	930.3	720.9
Accrued Unbilled Revenues	259.3	204.4
Pledged Accounts Receivable – AEP Credit	1,155.9	1,038.0
Miscellaneous	57.2	33.9
Allowance for Uncollectible Accounts	(53.4)	(55.6)
Total Accounts Receivable	2,349.3	1,941.6
Fuel	353.7	307.9
Materials and Supplies	748.6	681.3
Risk Management Assets	453.5	194.4
Accrued Tax Benefits	97.6	121.5
Regulatory Asset for Under-Recovered Fuel Costs	1,324.8	647.8
Assets Held for Sale	2,945.7	2,919.7
Prepayments and Other Current Assets	284.6	323.2
TOTAL CURRENT ASSETS	9,371.0	7,809.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	24,465.9	23,088.1
Transmission	30,757.2	29,911.1
Distribution	25,118.9	24,440.0
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	5,839.9	5,682.9
Construction Work in Progress	4,289.1	3,684.3
Total Property, Plant and Equipment	90,471.0	86,806.4
Accumulated Depreciation and Amortization	21,762.8	20,805.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	68,708.2	66,001.3

OTHER NONCURRENT ASSETS
Regulatory Assets	4,157.7	4,142.3
Securitized Assets	502.5	552.8
Spent Nuclear Fuel and Decommissioning Trusts	3,280.8	3,867.0
Goodwill	52.5	52.5
Long-term Risk Management Assets	164.9	267.0
Operating Lease Assets	630.6	578.3
Deferred Charges and Other Noncurrent Assets	3,993.1	4,398.3
TOTAL OTHER NONCURRENT ASSETS	12,782.1	13,858.2

TOTAL ASSETS	$90,861.3	$87,668.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2022 and December 31, 2021
(in millions, except per-share and share amounts)
(Unaudited)

			June 30,	December 31,
			2022	2021
CURRENT LIABILITIES
Accounts Payable			$2,198.2	$2,054.6
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			750.0	750.0
Other Short-term Debt			1,380.0	1,864.0
Total Short-term Debt			2,130.0	2,614.0
Long-term Debt Due Within One Year (June 30, 2022 and December 31, 2021 Amounts Include $266.1 and $190.5, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			2,476.7	2,153.8
Risk Management Liabilities			179.7	75.4
Customer Deposits			483.1	321.6
Accrued Taxes			1,350.2	1,586.4
Accrued Interest			295.4	273.2
Obligations Under Operating Leases			94.1	97.6
Liabilities Held for Sale			1,900.3	1,880.9
Other Current Liabilities			1,340.3	1,369.2
TOTAL CURRENT LIABILITIES			12,448.0	12,426.7

NONCURRENT LIABILITIES
Long-term Debt (June 30, 2022 and December 31, 2021 Amounts Include $744.7 and $840.5, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			32,982.7	31,300.7
Long-term Risk Management Liabilities			312.0	230.3
Deferred Income Taxes			8,481.0	8,202.5
Regulatory Liabilities and Deferred Investment Tax Credits			8,057.2	8,686.3
Asset Retirement Obligations			2,789.6	2,676.2
Employee Benefits and Pension Obligations			290.7	328.4
Obligations Under Operating Leases			549.6	492.8
Deferred Credits and Other Noncurrent Liabilities			589.9	601.3
TOTAL NONCURRENT LIABILITIES			54,052.7	52,518.5

TOTAL LIABILITIES			66,500.7	64,945.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			63.6	43.3
TOTAL MEZZANINE EQUITY			63.6	43.3

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2022	2021
Shares Authorized	600,000,000	600,000,000
Shares Issued	524,921,200	524,416,175
(11,233,240 Shares and 20,204,160 Shares were Held in Treasury as of June 30, 2022 and December 31, 2021, Respectively)			3,412.0	3,408.7
Paid-in Capital			7,984.0	7,172.6
Retained Earnings			12,108.6	11,667.1
Accumulated Other Comprehensive Income (Loss)			551.4	184.8
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			24,056.0	22,433.2

Noncontrolling Interests			241.0	247.0

TOTAL EQUITY			24,297.0	22,680.2

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$90,861.3	$87,668.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$1,238.9	$1,152.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,595.0	1,403.6
Deferred Income Taxes	21.4	86.7
Loss on the Expected Sale of the Kentucky Operations	68.8	—
Impairment of Equity Method Investment	185.5	—
Allowance for Equity Funds Used During Construction	(59.6)	(66.9)
Mark-to-Market of Risk Management Contracts	431.4	26.1
Property Taxes	191.6	167.3
Deferred Fuel Over/Under-Recovery, Net	(599.5)	(1,218.2)
Gain on Sale of Mineral Rights	(116.3)	—
Change in Other Noncurrent Assets	(49.3)	(184.7)
Change in Other Noncurrent Liabilities	144.5	163.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(445.8)	(215.5)
Fuel, Materials and Supplies	(110.5)	132.3
Accounts Payable	484.8	97.5
Accrued Taxes, Net	(218.2)	(237.4)
Other Current Assets	69.9	10.4
Other Current Liabilities	158.1	(273.4)
Net Cash Flows from Operating Activities	2,990.7	1,043.9

INVESTING ACTIVITIES
Construction Expenditures	(3,138.1)	(2,784.8)
Purchases of Investment Securities	(1,254.8)	(1,162.8)
Sales of Investment Securities	1,244.9	1,131.8
Acquisitions of Nuclear Fuel	(67.7)	(63.0)
Acquisition of the Dry Lake Solar Project	—	(114.3)
Acquisition of the North Central Wind Energy Facilities	(1,207.3)	(270.0)
Proceeds from Sales of Assets	208.5	13.2
Other Investing Activities	15.5	20.1
Net Cash Flows Used for Investing Activities	(4,199.0)	(3,229.8)

FINANCING ACTIVITIES
Issuance of Common Stock	812.7	256.9
Issuance of Long-term Debt	2,639.1	3,055.1
Issuance of Short-term Debt with Original Maturities greater than 90 Days	271.0	1,178.5
Change in Short-term Debt with Original Maturities less than 90 Days, Net	(268.9)	(437.8)
Retirement of Long-term Debt	(582.4)	(998.1)
Redemption of Short-term Debt with Original Maturities Greater than 90 Days	(486.1)	(92.0)
Principal Payments for Finance Lease Obligations	(106.2)	(30.3)
Dividends Paid on Common Stock	(803.5)	(746.5)
Other Financing Activities	(97.6)	(78.5)
Net Cash Flows from Financing Activities	1,378.1	2,107.3

Net Increase (Decrease) in Cash and Cash Equivalents	169.8	(78.6)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	451.4	438.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$621.2	$359.7

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$591.2	$559.9
Net Cash Paid for Income Taxes	95.5	8.6
Noncash Acquisitions Under Finance Leases	13.7	16.3
Construction Expenditures Included in Current Liabilities as of June 30,	849.1	789.3
Noncontrolling Interest Assumed - Dry Lake Solar Project	—	33.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AEP TEXAS INC.
AND SUBSIDIARIES

AEP TEXAS INC. AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	3,531	3,006	6,374	5,824
Commercial	3,091	2,819	5,239	4,893
Industrial	3,023	2,604	5,450	4,484
Miscellaneous	173	159	314	296
Total Retail	9,818	8,588	17,377	15,497

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	—	4	278	319
Normal – Heating (b)	3	3	193	188

Actual – Cooling (c)	1,135	833	1,223	970
Normal – Cooling (b)	925	931	1,051	1,057
(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 70 degree temperature base.

Second Quarter of 2022 Compared to Second Quarter of 2021

AEP Texas Inc. and Subsidiaries
Reconciliation of Second Quarter of 2021 to Second Quarter of 2022
Net Income
(in millions)

Second Quarter of 2021	$79.8

Changes in Revenues:
Retail Revenues	67.8
Transmission Revenues	22.8
Other Revenues	(10.3)
Total Change in Revenues	80.3

Changes in Expenses and Other:
Other Operation and Maintenance	(38.5)
Depreciation and Amortization	(14.2)
Taxes Other Than Income Taxes	(3.5)
Interest Income	1.1
Allowance for Equity Funds Used During Construction	0.3
Non-Service Cost Components of Net Periodic Benefit Cost	1.4
Interest Expense	(7.0)
Total Change in Expenses and Other	(60.4)

Income Tax Expense	(9.7)

Second Quarter of 2022	$90.0

The major components of the increase in revenues were as follows:

•Retail Revenues increased $68 million primarily due to the following:
•A $14 million increase due to prior year refunds of Excess ADIT to customers. This increase was offset in Income Tax Expense below.
•A $14 million increase due to interim rate increases driven by increased transmission investment.
•A $12 million increase in weather-related usage primarily due to a 36% increase in cooling degree days.
•An $11 million increase due to interim rate increases driven by increased distribution investment.
•A $9 million increase in weather-normalized revenues in all retail classes.
•An $8 million increase in revenue from rate riders. This increase was partially offset in other expense items below.
•Transmission Revenues increased $23 million primarily due to the following:
•An $18 million increase due to interim rate increases driven by increased transmission investment.
•A $5 million increase due to prior year refunds to customers associated with the most recent base rate case. This increase was offset in Other Revenues below.
•Other Revenues decreased $10 million primarily due to the following:
•A $5 million decrease due to prior year refunds to customers associated with the most recent base rate case. This decrease was partially offset in Retail Revenues and Transmission Revenues above.
•A $3 million decrease in energy efficiency revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $39 million primarily due to the following:
•A $23 million increase in ERCOT transmission expenses. This increase was partially offset in Retail Revenues and Transmission Revenues above.
•A $7 million increase in distribution-related expenses.
•A $5 million increase in employee-related expenses.
•Depreciation and Amortization expenses increased $14 million primarily due to the following:
•A $10 million increase due to a higher depreciable base of transmission and distribution assets.
•A $4 million increase in recoverable advanced metering system depreciable expenses.
•Taxes Other Than Income Taxes increased $4 million primarily due to property taxes as a result of increased distribution and transmission investment.
•Interest Expense increased $7 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $10 million primarily due to a decrease in amortization of Excess ADIT and an increase in pretax book income. The decrease in amortization of Excess ADIT is offset in Retail Revenues above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

AEP Texas Inc. and Subsidiaries
Reconciliation of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
Net Income
(in millions)

Six Months Ended June 30, 2021	$125.9

Changes in Revenues:
Retail Revenues	107.2
Transmission Revenues	43.9
Other Revenues	(18.3)
Total Change in Revenues	132.8

Changes in Expenses and Other:
Other Operation and Maintenance	(45.6)
Depreciation and Amortization	(25.5)
Taxes Other Than Income Taxes	(4.5)
Interest Income	1.0
Allowance for Equity Funds Used During Construction	0.5
Non-Service Cost Components of Net Periodic Benefit Cost	2.8
Interest Expense	(9.5)
Total Change in Expenses and Other	(80.8)

Income Tax Expense	(18.3)

Six Months Ended June 30, 2022	$159.6
The major components of the increase in revenues were as follows:

•Retail Revenues increased $107 million primarily due to the following:
•A $31 million increase due to prior year refunds of Excess ADIT to customers. This increase was offset in Income Tax Expense below.
•A $20 million increase due to interim rate increases driven by increased transmission investment.
•A $19 million increase due to interim rate increases driven by increased distribution investment.
•A $15 million increase in weather-normalized revenues in all retail classes.
•A $14 million increase in revenue from rate riders. This increase was partially offset in other expense items below.
•An $8 million increase in weather-related usage primarily due to a 26% increase in cooling degree days partially offset by a 13% decrease in heating degree days.
•Transmission Revenues increased $44 million primarily due to the following:
•A $35 million increase due to interim rate increases driven by increased transmission investment.
•A $9 million increase due to prior year refunds to customers associated with the most recent base rate case. This increase was offset in Other Revenues below.
•Other Revenues decreased $18 million primarily due to:
•A $12 million decrease due to prior year refunds to customers associated with the most recent base rate case. This decrease was partially offset in Retail Revenues and Transmission Revenues above.
•A $6 million decrease in energy efficiency revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $46 million primarily due to the following:
•A $23 million increase in ERCOT transmission expenses. This increase was partially offset in Retail Revenues and Transmission Revenues above.
•An $8 million increase in distribution-related expenses.
•An $8 million increase in employee-related expenses.
•A $4 million increase in vegetation management expenses.
•Depreciation and Amortization expenses increased $26 million primarily due to the following:
•An $18 million increase due to a higher depreciable base of transmission and distribution assets.
•A $7 million increase in recoverable advanced metering system depreciable expenses.
•Taxes Other Than Income Taxes increased $5 million primarily due to property taxes as a result of increased distribution and transmission investment.
•Interest Expense increased $10 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $18 million primarily due to an increase in pretax book income and a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT is offset in Retail Revenues above.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Electric Transmission and Distribution	$476.9	$396.6	$891.6	$758.3
Sales to AEP Affiliates	0.8	1.0	1.7	2.0
Other Revenues	1.1	0.9	2.2	2.4
TOTAL REVENUES	478.8	398.5	895.5	762.7

EXPENSES
Other Operation	142.0	109.6	267.8	231.8
Maintenance	24.8	18.7	47.4	37.8
Depreciation and Amortization	116.2	102.0	225.0	199.5
Taxes Other Than Income Taxes	43.0	39.5	80.3	75.8
TOTAL EXPENSES	326.0	269.8	620.5	544.9

OPERATING INCOME	152.8	128.7	275.0	217.8

Other Income (Expense):
Interest Income	1.3	0.2	1.4	0.4
Allowance for Equity Funds Used During Construction	3.7	3.4	8.0	7.5
Non-Service Cost Components of Net Periodic Benefit Cost	4.1	2.7	8.3	5.5
Interest Expense	(52.3)	(45.3)	(97.8)	(88.3)

INCOME BEFORE INCOME TAX EXPENSE	109.6	89.7	194.9	142.9

Income Tax Expense	19.6	9.9	35.3	17.0

NET INCOME	$90.0	$79.8	$159.6	$125.9

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$90.0	$79.8	$159.6	$125.9

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2022 and 2021, Respectively, and $0.1 and $0.1 for the Six Months Ended June 30, 2022 and 2021, Respectively	0.2	0.2	0.5	0.5
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2022 and 2021, Respectively, and $0 and $0 for the Six Months Ended June 30, 2022 and 2021, Respectively	—	0.1	—	0.1

TOTAL OTHER COMPREHENSIVE INCOME	0.2	0.3	0.5	0.6

TOTAL COMPREHENSIVE INCOME	$90.2	$80.1	$160.1	$126.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$1,457.9	$1,757.0	$(8.9)	$3,206.0

Net Income		46.1		46.1
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	1,457.9	1,803.1	(8.6)	3,252.4

Net Income		79.8		79.8
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2021	$1,457.9	$1,882.9	$(8.3)	$3,332.5

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$1,553.9	$2,046.8	$(6.5)	$3,594.2

Net Income		69.6		69.6
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2022	1,553.9	2,116.4	(6.2)	3,664.1

Capital Contribution from Parent	1.3			1.3
Net Income		90.0		90.0
Other Comprehensive Income			0.2	0.2
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2022	$1,555.2	$2,206.4	$(6.0)	$3,755.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (June 30, 2022 and December 31, 2021 Amounts Include $29.7 and $30.4, Respectively, Related to Transition Funding and Restoration Funding)	29.7	30.4
Advances to Affiliates	640.9	6.9
Accounts Receivable:
Customers	167.8	123.4
Affiliated Companies	9.8	7.9
Accrued Unbilled Revenues	101.9	77.9
Miscellaneous	0.1	—
Allowance for Uncollectible Accounts	(4.1)	(4.0)
Total Accounts Receivable	275.5	205.2
Materials and Supplies	98.0	73.9
Risk Management Assets	0.2	—
Accrued Tax Benefits	25.1	24.8
Prepayments and Other Current Assets	7.1	5.9
TOTAL CURRENT ASSETS	1,076.6	347.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	6,109.5	5,849.9
Distribution	5,075.7	4,917.2
Other Property, Plant and Equipment	996.6	961.1
Construction Work in Progress	581.3	551.3
Total Property, Plant and Equipment	12,763.1	12,279.5
Accumulated Depreciation and Amortization	1,707.8	1,644.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	11,055.3	10,635.4

OTHER NONCURRENT ASSETS
Regulatory Assets	269.4	275.2
Securitized Assets (June 30, 2022 and December 31, 2021 Amounts Include $330.2 and $367.6, Respectively, Related to Transition Funding and Restoration Funding)	330.2	367.6
Deferred Charges and Other Noncurrent Assets	264.4	211.3
TOTAL OTHER NONCURRENT ASSETS	864.0	854.1

TOTAL ASSETS	$12,995.9	$11,836.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$—	$26.9
Accounts Payable:
General	224.9	306.3
Affiliated Companies	37.1	32.5
Long-term Debt Due Within One Year – Nonaffiliated (June 30, 2022 and December 31, 2021 Amounts Include $92.2 and $91, Respectively, Related to Transition Funding and Restoration Funding)	642.2	716.0
Accrued Taxes	127.6	93.3
Accrued Interest (June 30, 2022 and December 31, 2021 Amounts Include $2.3 and $2.3, Respectively, Related to Transition Funding and Restoration Funding)	50.5	44.7
Obligations Under Operating Leases	14.1	14.0
Other Current Liabilities	141.4	78.0
TOTAL CURRENT LIABILITIES	1,237.8	1,311.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (June 30, 2022 and December 31, 2021 Amounts Include $270.8 and $313.7, Respectively, Related to Transition Funding and Restoration Funding)	5,486.0	4,464.8
Deferred Income Taxes	1,117.9	1,088.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,256.2	1,242.0
Obligations Under Operating Leases	56.2	61.3
Deferred Credits and Other Noncurrent Liabilities	86.2	73.8
TOTAL NONCURRENT LIABILITIES	8,002.5	6,930.8

TOTAL LIABILITIES	9,240.3	8,242.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	1,555.2	1,553.9
Retained Earnings	2,206.4	2,046.8
Accumulated Other Comprehensive Income (Loss)	(6.0)	(6.5)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,755.6	3,594.2

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$12,995.9	$11,836.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$159.6	$125.9
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	225.0	199.5
Deferred Income Taxes	24.6	14.0
Allowance for Equity Funds Used During Construction	(8.0)	(7.5)
Mark-to-Market of Risk Management Contracts	(0.2)	—
Property Taxes	(54.8)	(49.7)
Change in Other Noncurrent Assets	(25.9)	(42.0)
Change in Other Noncurrent Liabilities	32.1	17.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(70.3)	(43.8)
Materials and Supplies	(24.1)	0.5
Accounts Payable	17.9	(10.3)
Accrued Taxes, Net	34.0	47.4
Other Current Assets	(0.8)	0.7
Other Current Liabilities	31.9	(29.3)
Net Cash Flows from Operating Activities	341.0	222.6

INVESTING ACTIVITIES
Construction Expenditures	(647.6)	(531.2)
Change in Advances to Affiliates, Net	(634.0)	(47.2)
Other Investing Activities	22.3	21.3
Net Cash Flows Used for Investing Activities	(1,259.3)	(557.1)

FINANCING ACTIVITIES
Capital Contribution from Parent	1.3	—
Issuance of Long-term Debt – Nonaffiliated	1,188.6	444.3
Change in Advances from Affiliates, Net	(26.9)	(67.1)
Retirement of Long-term Debt – Nonaffiliated	(242.0)	(40.9)
Principal Payments for Finance Lease Obligations	(3.4)	(3.3)
Other Financing Activities	—	0.7
Net Cash Flows from Financing Activities	917.6	333.7

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(0.7)	(0.8)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	30.5	28.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$29.8	$28.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$88.8	$82.0
Net Cash Paid (Received) for Income Taxes	5.9	(9.2)
Noncash Acquisitions Under Finance Leases	3.0	2.4
Construction Expenditures Included in Current Liabilities as of June 30,	135.9	125.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of June 30,
	2022	2021
	(in millions)
Plant In Service	$11,656.7	$10,660.2
Construction Work in Progress	1,680.3	1,393.4
Accumulated Depreciation and Amortization	887.8	677.1
Total Transmission Property, Net	$12,449.2	$11,376.5

Second Quarter of 2022 Compared to Second Quarter of 2021

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of Second Quarter of 2021 to Second Quarter of 2022
Net Income
(in millions)

Second Quarter of 2021	$148.6

Changes in Transmission Revenues:
Transmission Revenues	(1.1)
Total Change in Transmission Revenues	(1.1)

Changes in Expenses and Other:
Other Operation and Maintenance	(5.7)
Depreciation and Amortization	(13.3)
Taxes Other Than Income Taxes	(8.6)
Interest Income	0.1
Allowance for Equity Funds Used During Construction	(1.3)
Interest Expense	(5.0)
Total Change in Expenses and Other	(33.8)

Income Tax Expense	4.8

Second Quarter of 2022	$118.5

The major components of the decrease in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues decreased $1 million primarily due to the following:
•A $30 million decrease due to the affiliated annual transmission formula rate true-up. This decrease was offset in Other Operation and Maintenance expense across the other Registrant Subsidiaries.
•A $13 million decrease due to the nonaffiliated annual transmission formula rate true-up.
These decreases were partially offset by:
•A $42 million increase due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $6 million primarily due to an increase in employee-related expenses.
•Depreciation and Amortization expenses increased $13 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $9 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $5 million primarily due to higher long-term debt balances.
•Income Tax Expense decreased $5 million primarily due to a decrease in pretax book income partially offset by a decrease in parent company loss benefit.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
Net Income
(in millions)

Six Months Ended June 30, 2021	$300.3

Changes in Transmission Revenues:
Transmission Revenues	37.6
Total Change in Transmission Revenues	37.6

Changes in Expenses and Other:
Other Operation and Maintenance	(9.8)
Depreciation and Amortization	(25.8)
Taxes Other Than Income Taxes	(16.4)
Interest Income	0.1
Allowance for Equity Funds Used During Construction	(2.4)
Interest Expense	(8.6)
Total Change in Expenses and Other	(62.9)

Income Tax Expense	(1.1)

Six Months Ended June 30, 2022	$273.9

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $38 million primarily due to the following:
•An $81 million increase due to continued investment in transmission assets.
This increase was partially offset by:
•A $30 million decrease due to the affiliated annual transmission formula rate true-up. This decrease was offset in Other Operation and Maintenance expense across the other Registrant Subsidiaries.
•A $13 million decrease due to the non-affiliated annual transmission formula rate true-up.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $10 million primarily due to an increase in employee-related expenses.
•Depreciation and Amortization expenses increased $26 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $16 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $9 million primarily due to higher long-term debt balances.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Transmission Revenues	$85.6	$86.1	$172.6	$162.4
Sales to AEP Affiliates	333.9	299.0	658.9	584.6
Provision for Refund – Affiliated	(46.8)	(17.6)	(56.4)	(17.6)
Provision for Refund – Nonaffiliated	(8.3)	(2.0)	(10.3)	(2.3)
Other Revenues	—	—	—	0.1
TOTAL REVENUES	364.4	365.5	764.8	727.2

EXPENSES
Other Operation	29.6	24.4	55.1	45.5
Maintenance	3.8	3.3	7.1	6.9
Depreciation and Amortization	85.7	72.4	168.8	143.0
Taxes Other Than Income Taxes	68.7	60.1	134.3	117.9
TOTAL EXPENSES	187.8	160.2	365.3	313.3

OPERATING INCOME	176.6	205.3	399.5	413.9

Other Income (Expense):
Interest Income - Affiliated	0.2	0.1	0.3	0.2
Allowance for Equity Funds Used During Construction	15.3	16.6	30.9	33.3
Interest Expense	(39.3)	(34.3)	(77.0)	(68.4)

INCOME BEFORE INCOME TAX EXPENSE	152.8	187.7	353.7	379.0

Income Tax Expense	34.3	39.1	79.8	78.7

NET INCOME	$118.5	$148.6	$273.9	$300.3

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2020	$2,765.6	$1,947.3	$4,712.9

Capital Contribution from Member	124.0		124.0
Net Income		151.7	151.7
TOTAL MEMBER'S EQUITY – MARCH 31, 2021	2,889.6	2,099.0	4,988.6

Capital Contribution from Member	60.0		60.0
Net Income		148.6	148.6
TOTAL MEMBER'S EQUITY – JUNE 30, 2021	$2,949.6	$2,247.6	$5,197.2

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2021	$2,949.6	$2,426.5	$5,376.1

Dividends Paid to Member		(40.0)	(40.0)
Net Income		155.4	155.4
TOTAL MEMBER'S EQUITY – MARCH 31, 2022	2,949.6	2,541.9	5,491.5

Capital Contribution from Member	2.8		2.8
Dividends Paid to Member		(50.0)	(50.0)
Net Income		118.5	118.5
TOTAL MEMBER'S EQUITY – JUNE 30, 2022	$2,952.4	$2,610.4	$5,562.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT ASSETS
Advances to Affiliates	$134.8	$27.2
Accounts Receivable:
Customers	43.8	22.5
Affiliated Companies	111.1	96.1
Total Accounts Receivable	154.9	118.6
Materials and Supplies	11.5	9.3
Accrued Tax Benefits	12.0	5.6
Assets Held for Sale	171.5	167.9
Prepayments and Other Current Assets	1.8	2.7
TOTAL CURRENT ASSETS	486.5	331.3

TRANSMISSION PROPERTY
Transmission Property	11,225.7	10,886.3
Other Property, Plant and Equipment	431.0	427.4
Construction Work in Progress	1,680.3	1,394.8
Total Transmission Property	13,337.0	12,708.5
Accumulated Depreciation and Amortization	887.8	772.8
TOTAL TRANSMISSION PROPERTY – NET	12,449.2	11,935.7

OTHER NONCURRENT ASSETS
Regulatory Assets	4.6	8.5
Deferred Property Taxes	144.3	245.7
Deferred Charges and Other Noncurrent Assets	5.2	3.2
TOTAL OTHER NONCURRENT ASSETS	154.1	257.4

TOTAL ASSETS	$13,089.8	$12,524.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
June 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$56.7	$124.0
Accounts Payable:
General	314.0	460.1
Affiliated Companies	80.6	69.9
Long-term Debt Due Within One Year – Nonaffiliated	104.0	104.0
Accrued Taxes	378.5	479.0
Accrued Interest	29.5	28.4
Obligations Under Operating Leases	1.2	0.9
Liabilities Held for Sale	27.6	27.6
Other Current Liabilities	20.1	3.0
TOTAL CURRENT LIABILITIES	1,012.2	1,296.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,781.6	4,239.9
Deferred Income Taxes	1,006.2	962.9
Regulatory Liabilities	679.1	644.1
Obligations Under Operating Leases	1.9	1.3
Deferred Credits and Other Noncurrent Liabilities	46.0	3.2
TOTAL NONCURRENT LIABILITIES	6,514.8	5,851.4

TOTAL LIABILITIES	7,527.0	7,148.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	2,952.4	2,949.6
Retained Earnings	2,610.4	2,426.5
TOTAL MEMBER’S EQUITY	5,562.8	5,376.1

TOTAL LIABILITIES AND MEMBER’S EQUITY	$13,089.8	$12,524.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$273.9	$300.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	168.8	143.0
Deferred Income Taxes	37.3	55.5
Allowance for Equity Funds Used During Construction	(30.9)	(33.3)
Property Taxes	101.4	93.3
Change in Other Noncurrent Assets	1.8	(4.5)
Change in Other Noncurrent Liabilities	44.3	10.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(36.7)	(22.2)
Materials and Supplies	(2.2)	(0.5)
Accounts Payable	13.1	0.1
Accrued Taxes, Net	(107.6)	(106.2)
Other Current Assets	0.9	0.7
Other Current Liabilities	(0.9)	(1.5)
Net Cash Flows from Operating Activities	463.2	435.2

INVESTING ACTIVITIES
Construction Expenditures	(730.9)	(719.7)
Change in Advances to Affiliates, Net	(109.8)	(4.5)
Other Investing Activities	(8.0)	(3.4)
Net Cash Flows Used for Investing Activities	(848.7)	(727.6)

FINANCING ACTIVITIES
Capital Contributions from Member	2.8	184.0
Issuance of Long-term Debt – Nonaffiliated	540.9	—
Change in Advances from Affiliates, Net	(68.2)	108.6
Dividends Paid to Member	(90.0)	—
Other Financing Activities	—	(0.2)
Net Cash Flows from Financing Activities	385.5	292.4

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$74.0	$66.6
Net Cash Paid for Income Taxes	39.7	21.6
Construction Expenditures Included in Current Liabilities as of June 30,	228.7	267.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	2,223	2,172	5,755	5,867
Commercial	1,460	1,430	2,979	2,887
Industrial	2,225	2,289	4,444	4,367
Miscellaneous	205	196	418	396
Total Retail	6,113	6,087	13,596	13,517

Wholesale	262	1,274	625	2,222

Total KWhs	6,375	7,361	14,221	15,739

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	94	113	1,368	1,397
Normal – Heating (b)	89	87	1,408	1,402

Actual – Cooling (c)	421	381	423	385
Normal – Cooling (b)	372	377	378	383

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2022 Compared to Second Quarter of 2021

Appalachian Power Company and Subsidiaries
Reconciliation of Second Quarter of 2021 to Second Quarter of 2022
Net Income
(in millions)

Second Quarter of 2021	$66.3

Changes in Gross Margin:
Retail Margins	49.6
Margins from Off-system Sales	(2.4)
Transmission Revenues	13.7
Other Revenues	3.1
Total Change in Gross Margin	64.0

Changes in Expenses and Other:
Other Operation and Maintenance	(49.5)
Depreciation and Amortization	(7.5)
Taxes Other Than Income Taxes	(0.1)
Allowance for Equity Funds Used During Construction	(1.7)
Non-Service Cost Components of Net Periodic Benefit Cost	2.4
Interest Expense	(2.2)
Total Change in Expenses and Other	(58.6)

Income Tax Expense	18.5

Second Quarter of 2022	$90.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $50 million primarily due to the following:
•A $41 million increase due to rider revenues in Virginia and West Virginia. This increase was partially offset in other expense items below.
•An $8 million increase due to lower customer refunds related to Tax Reform. This increase was offset in Income Tax Expense below.
•Transmission Revenues increased $14 million primarily due to the following:
•A $10 million increase in formula rate true-up activity.
•A $4 million increase in continued investment in transmission assets.
•Other Revenues increased $3 million primarily due to business development revenue. This increase was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $50 million primarily due to the following:
•A $27 million increase in transmission expenses, primarily due to a $31 million increase in recoverable PJM expenses, partially offset by a $5 million decrease in transmission formula rate true-up activity. These items were primarily offset in Retail Margins above.
•A $17 million increase in maintenance expenses at various generation plants.
•A $6 million increase in distribution expenses primarily due to storm restoration expenses.
•A $6 million increase in employee-related expenses.

These increases were partially offset by:
•A $13 million decrease due to gains from the sale of land in 2022.
•Depreciation and Amortization expenses increased $8 million primarily due to a higher depreciable base.
•Income Tax Expense decreased $19 million primarily due to an increase in amortization of Excess ADIT, an increase in flow through tax benefits and a favorable one-time adjustment recognized in 2022. This increase was partially offset in Retail Margins above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Appalachian Power Company and Subsidiaries
Reconciliation of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
Net Income
(in millions)

Six Months Ended June 30, 2021	$188.8

Changes in Gross Margin:
Retail Margins	119.6
Margins from Off-system Sales	(4.0)
Transmission Revenues	17.7
Other Revenues	4.5
Total Change in Gross Margin	137.8

Changes in Expenses and Other:
Other Operation and Maintenance	(92.9)
Depreciation and Amortization	(16.9)
Taxes Other Than Income Taxes	(2.6)
Interest Income	(0.2)
Allowance for Equity Funds Used During Construction	(3.2)
Non-Service Cost Components of Net Periodic Benefit Cost	5.0
Interest Expense	(1.6)
Total Change in Expenses and Other	(112.4)

Income Tax Expense	(3.8)

Six Months Ended June 30, 2022	$210.4
The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $120 million primarily due to the following:
•An $86 million increase due to rider revenues in Virginia and West Virginia. This increase was partially offset in other expense items below.
•A $19 million increase in weather-normalized margins primarily driven by increases in the residential and commercial classes.
•An $18 million increase due to lower customer refunds related to Tax Reform. This increase was offset in Income Tax Expense below.
•Margins from Off-system Sales decreased $4 million primarily due to favorable hedging activity and available generation at above average pricing in the first quarter of 2021.
•Transmission Revenues increased $18 million primarily due to the following:
•A $10 million increase due to formula rate true-up activity.
•An $8 million increase due to continued investment in transmission assets.
•Other Revenues increased $5 million primarily due to business development revenue. This increase was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $93 million primarily due to the following:
•A $63 million increase in transmission expenses primarily due to a $74 million increase in recoverable PJM expenses, partially offset by an $8 million decrease in formula rate true-up activity. These items were primarily offset in Retail Margins above.
•A $24 million increase in maintenance expenses at various generation plants.
•A $10 million increase in distribution expenses primarily related to storm restoration costs.
•An $8 million increase in employee-related expenses.
These increases were partially offset by:
•A $13 million decrease due to gains from the sale of land in 2022.
•Depreciation and Amortization expenses increased $17 million primarily due to a higher depreciable base.
•Allowance for Equity Funds Used During Construction decreased $3 million primarily due to a lower AFUDC base and a decrease in AFUDC equity rates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $5 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Income Tax Expense increased $4 million primarily due to an increase in pretax book income and a decrease in amortization of Excess ADIT, partially offset by an increase in flow through tax benefits and a favorable one-time adjustment recognized in 2022. The decrease in amortization of Excess ADIT was partially offset in Retail Margins above.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$704.9	$636.5	$1,552.0	$1,400.7
Sales to AEP Affiliates	63.1	38.1	120.0	88.2
Other Revenues	5.6	2.4	8.9	5.1
TOTAL REVENUES	773.6	677.0	1,680.9	1,494.0

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	245.7	213.1	516.2	467.1
Other Operation	147.1	118.7	332.0	269.1
Maintenance	71.2	50.1	145.3	115.3
Depreciation and Amortization	142.9	135.4	288.1	271.2
Taxes Other Than Income Taxes	39.3	39.2	79.5	76.9
TOTAL EXPENSES	646.2	556.5	1,361.1	1,199.6

OPERATING INCOME	127.4	120.5	319.8	294.4

Other Income (Expense):
Interest Income	0.3	0.3	0.4	0.6
Allowance for Equity Funds Used During Construction	2.6	4.3	4.6	7.8
Non-Service Cost Components of Net Periodic Benefit Cost	7.2	4.8	14.5	9.5
Interest Expense	(55.1)	(52.9)	(109.4)	(107.8)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	82.4	77.0	229.9	204.5

Income Tax Expense (Benefit)	(7.8)	10.7	19.5	15.7

NET INCOME	$90.2	$66.3	$210.4	$188.8

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$90.2	$66.3	$210.4	$188.8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $(0.1) for the Three Months Ended June 30, 2022 and 2021, Respectively, and $(0.1) and $2.3 for Six Months Ended June 30, 2022 and 2021, Respectively	(0.2)	(0.2)	(0.4)	8.8
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.3) and $(0.3) for the Three Months Ended June 30, 2022 and 2021, Respectively, and $(0.6) and $(0.6) for the Six Months Ended June 30, 2022 and 2021, Respectively	(1.0)	(1.0)	(2.1)	(2.1)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1.2)	(1.2)	(2.5)	6.7

TOTAL COMPREHENSIVE INCOME	$89.0	$65.1	$207.9	$195.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2020	$260.4	$1,828.7	$2,248.0	$7.2	$4,344.3

Common Stock Dividends			(12.5)		(12.5)
Net Income			122.5		122.5
Other Comprehensive Income				7.9	7.9
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2021	260.4	1,828.7	2,358.0	15.1	4,462.2

Common Stock Dividends			(12.5)		(12.5)
Net Income			66.3		66.3
Other Comprehensive Loss				(1.2)	(1.2)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2021	$260.4	$1,828.7	$2,411.8	$13.9	$4,514.8

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2021	$260.4	$1,828.7	$2,534.4	$24.4	$4,647.9

Common Stock Dividends			(18.8)		(18.8)
Net Income			120.2		120.2
Other Comprehensive Loss				(1.3)	(1.3)
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2022	260.4	1,828.7	2,635.8	23.1	4,748.0

Capital Contribution from Parent		2.8			2.8
Common Stock Dividends			(18.7)		(18.7)
Net Income			90.2		90.2
Other Comprehensive Loss				(1.2)	(1.2)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2022	$260.4	$1,831.5	$2,707.3	$21.9	$4,821.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$4.9	$2.5
Restricted Cash for Securitized Funding	16.2	17.6
Advances to Affiliates	19.4	20.8
Accounts Receivable:
Customers	156.1	158.5
Affiliated Companies	72.1	129.9
Accrued Unbilled Revenues	50.7	54.0
Miscellaneous	0.2	0.2
Allowance for Uncollectible Accounts	(2.0)	(1.6)
Total Accounts Receivable	277.1	341.0
Fuel	136.1	67.1
Materials and Supplies	116.2	109.8
Risk Management Assets	79.7	42.0
Regulatory Asset for Under-Recovered Fuel Costs	513.4	201.3
Margin Deposits	7.3	71.8
Prepayments and Other Current Assets	50.1	51.4
TOTAL CURRENT ASSETS	1,220.4	925.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,704.3	6,683.9
Transmission	4,403.4	4,322.4
Distribution	4,776.8	4,683.3
Other Property, Plant and Equipment	712.1	696.6
Construction Work in Progress	624.8	469.9
Total Property, Plant and Equipment	17,221.4	16,856.1
Accumulated Depreciation and Amortization	5,233.1	5,051.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	11,988.3	11,804.3

OTHER NONCURRENT ASSETS
Regulatory Assets	771.8	757.6
Securitized Assets	172.3	185.1
Employee Benefits and Pension Assets	228.0	220.5
Operating Lease Assets	63.0	66.9
Deferred Charges and Other Noncurrent Assets	123.2	129.2
TOTAL OTHER NONCURRENT ASSETS	1,358.3	1,359.3

TOTAL ASSETS	$14,567.0	$14,088.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2022 and December 31, 2021
(Unaudited)

	June 30,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$349.2	$199.3
Accounts Payable:
General	399.6	262.2
Affiliated Companies	125.9	118.6
Long-term Debt Due Within One Year – Nonaffiliated	251.6	480.7
Customer Deposits	75.5	73.9
Accrued Taxes	113.0	119.7
Accrued Interest	47.9	47.9
Obligations Under Operating Leases	14.7	15.1
Other Current Liabilities	107.4	98.5
TOTAL CURRENT LIABILITIES	1,484.8	1,415.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,675.6	4,458.2
Deferred Income Taxes	1,858.8	1,804.7
Regulatory Liabilities and Deferred Investment Tax Credits	1,197.3	1,238.8
Asset Retirement Obligations	403.9	394.9
Employee Benefits and Pension Obligations	40.6	41.5
Obligations Under Operating Leases	48.9	52.4
Deferred Credits and Other Noncurrent Liabilities	36.0	34.6
TOTAL NONCURRENT LIABILITIES	8,261.1	8,025.1

TOTAL LIABILITIES	9,745.9	9,441.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,831.5	1,828.7
Retained Earnings	2,707.3	2,534.4
Accumulated Other Comprehensive Income (Loss)	21.9	24.4
TOTAL COMMON SHAREHOLDER’S EQUITY	4,821.1	4,647.9

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$14,567.0	$14,088.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$210.4	$188.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	288.1	271.2
Deferred Income Taxes	17.1	4.0
Allowance for Equity Funds Used During Construction	(4.6)	(7.8)
Mark-to-Market of Risk Management Contracts	(38.5)	(16.8)
Deferred Fuel Over/Under-Recovery, Net	(312.1)	(21.1)
Change in Other Noncurrent Assets	(42.3)	(70.2)
Change in Other Noncurrent Liabilities	(0.2)	12.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	65.4	23.7
Fuel, Materials and Supplies	(75.4)	45.4
Margin Deposits	64.5	(12.5)
Accounts Payable	162.8	(3.9)
Accrued Taxes, Net	(5.7)	(26.6)
Other Current Assets	0.7	3.7
Other Current Liabilities	(0.7)	(23.0)
Net Cash Flows from Operating Activities	329.5	367.4

INVESTING ACTIVITIES
Construction Expenditures	(450.8)	(374.8)
Change in Advances to Affiliates, Net	1.4	(70.3)
Other Investing Activities	23.3	11.1
Net Cash Flows Used for Investing Activities	(426.1)	(434.0)

FINANCING ACTIVITIES
Capital Contribution from Parent	2.8	—
Issuance of Long-term Debt – Nonaffiliated	103.3	494.0
Change in Advances from Affiliates, Net	149.9	(18.6)
Retirement of Long-term Debt – Nonaffiliated	(117.1)	(380.0)
Principal Payments for Finance Lease Obligations	(4.0)	(3.9)
Dividends Paid on Common Stock	(37.5)	(25.0)
Other Financing Activities	0.2	0.4
Net Cash Flows from Financing Activities	97.6	66.9

Net Increase in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	1.0	0.3
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	20.1	22.7
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$21.1	$23.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$104.9	$104.7
Net Cash Paid for Income Taxes	1.0	35.8
Noncash Acquisitions Under Finance Leases	0.5	0.9
Construction Expenditures Included in Current Liabilities as of June 30,	121.2	98.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	1,249	1,181	2,788	2,713
Commercial	1,165	1,136	2,284	2,214
Industrial	1,922	1,887	3,712	3,689
Miscellaneous	11	12	27	29
Total Retail	4,347	4,216	8,811	8,645

Wholesale	1,228	1,500	3,185	3,445

Total KWhs	5,575	5,716	11,996	12,090

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	268	285	2,508	2,341
Normal – Heating (b)	242	238	2,413	2,408

Actual – Cooling (c)	344	325	344	325
Normal – Cooling (b)	261	266	262	267

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2022 Compared to Second Quarter of 2021

Indiana Michigan Power Company and Subsidiaries
Reconciliation of Second Quarter of 2021 to Second Quarter of 2022
Net Income
(in millions)

Second Quarter of 2021	$57.2

Changes in Gross Margin:
Retail Margins	10.5
Margins from Off-system Sales	(0.7)
Transmission Revenues	8.6
Other Revenues	5.7
Total Change in Gross Margin	24.1

Changes in Expenses and Other:
Other Operation and Maintenance	14.7
Depreciation and Amortization	(24.8)
Taxes Other Than Income Taxes	1.2
Other Income	(1.0)
Non-Service Cost Components of Net Periodic Benefit Cost	2.1
Interest Expense	(1.9)
Total Change in Expenses and Other	(9.7)

Income Tax Expense	(4.4)

Second Quarter of 2022	$67.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $11 million primarily due to the following:
•An $8 million increase primarily due to an increase in rider revenues offset by lower wholesale true-ups. This increase was partially offset in other expense items below.
•Transmission Revenues increased $9 million primarily due to formula rate true-up activity.
•Other Revenues increased $6 million primarily due to an increase in barging revenues by River Transportation Division (RTD). The increase in RTD barging revenues was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Taxes Expense changed between years as follows:

•Other Operation and Maintenance expenses decreased $15 million primarily due to the following:
•A $21 million decrease in steam generation expenses primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021. This decrease was partially offset in Depreciation Expense below.
•A $4 million decrease in transmission expenses primarily due to the following:
•A $9 million decrease in vegetation management expenses.
•A $5 million decrease in transmission formula rate true-up activity.
These decreases were partially offset by:
•A $10 million increase in recoverable PJM expenses. This increase was partially offset in Retail Margins above.

These decreases were partially offset by:
•A $5 million increase in nonutility operation expenses primarily due to an increase in RTD expenses. This increase was partially offset in Other Revenues above.
•A $4 million increase in nuclear expenses at Cook Plant primarily due to refueling outage expenses.
•A $3 million increase in employee-related expenses.
•Depreciation and Amortization expenses increased $25 million primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021, and a higher depreciable base. The increase resulting from the lease modification was partially offset in Other Operation and Maintenance expenses above.
•Income Tax Expense increased $4 million primarily due to an increase in pretax book income.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Indiana Michigan Power Company and Subsidiaries
Reconciliation of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
Net Income
(in millions)

Six Months Ended June 30, 2021	$128.0

Changes in Gross Margin:
Retail Margins	42.3
Transmission Revenues	10.2
Other Revenues	4.7
Total Change in Gross Margin	57.2

Changes in Expenses and Other:
Other Operation and Maintenance	28.0
Depreciation and Amortization	(50.5)
Taxes Other Than Income Taxes	2.2
Other Income	(1.4)
Non-Service Cost Components of Net Periodic Benefit Cost	4.3
Interest Expense	(4.9)
Total Change in Expenses and Other	(22.3)

Income Tax Expense	(6.2)

Six Months Ended June 30, 2022	$156.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $42 million primarily due to the following:
•A $28 million increase due to increased rider revenues offset by lower wholesale true-ups. This increase was partially offset in other expense items below.
•A $7 million increase in weather-normalized retail margins primarily in the industrial and commercial classes.
•A $5 million increase in weather-related usage primarily due to a 7% increase in heating degree days and a 6% increase in cooling degree days.
•Transmission Revenues increased $10 million primarily due to the following:
•A $7 million increase due to formula rate true-up activity.
•A $3 million increase due to continued investment in transmission assets.
•Other Revenues increased $5 million primarily due to a sale of allowances. This amount is partially offset in Retail Margins above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses decreased $28 million primarily due to the following:
•A $36 million decrease in steam generation expenses primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021. This decrease was partially offset in Depreciation and Amortization expenses below.

•A $4 million decrease due to an increased Nuclear Electric Insurance Limited distribution in 2022.
These decreases were partially offset by:
•An $8 million increase in nuclear expenses at Cook Plant primarily due to refueling outage expenses.
•A $3 million increase in transmission expenses primarily due to the following:
•A $20 million increase in recoverable PJM expenses. These expenses are offset in Retail Margins above.
This increase was partially offset by:
•A $9 million decrease in vegetation management expenses.
•A $6 million decrease in formula rate true-up activity.
•Depreciation and Amortization expenses increased $51 million primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021, and a higher depreciable base. The increase resulting from the lease modification was partially offset in Other Operation and Maintenance expenses above.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $4 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $5 million primarily due to a debt issuance in April 2021.
•Income Tax Expense increased $6 million primarily due to an increase in pretax book income, partially offset by an increase in amortization of Excess ADIT.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$604.4	$569.2	$1,216.4	$1,116.9
Sales to AEP Affiliates	7.1	0.7	9.1	1.5
Other Revenues – Affiliated	16.7	12.2	25.1	26.5
Other Revenues – Nonaffiliated	2.8	1.7	5.6	3.4
TOTAL REVENUES	631.0	583.8	1,256.2	1,148.3

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	110.9	89.6	216.6	173.2
Purchased Electricity from AEP Affiliates	59.6	57.8	116.7	109.4
Other Operation	149.2	160.3	288.5	314.9
Maintenance	60.8	64.4	111.8	113.4
Depreciation and Amortization	133.7	108.9	268.6	218.1
Taxes Other Than Income Taxes	28.6	29.8	53.8	56.0
TOTAL EXPENSES	542.8	510.8	1,056.0	985.0

OPERATING INCOME	88.2	73.0	200.2	163.3

Other Income (Expense):
Other Income	2.4	3.4	5.0	6.4
Non-Service Cost Components of Net Periodic Benefit Cost	6.2	4.1	12.5	8.2
Interest Expense	(31.0)	(29.1)	(61.3)	(56.4)

INCOME BEFORE INCOME TAX BENEFIT	65.8	51.4	156.4	121.5

Income Tax Benefit	(1.4)	(5.8)	(0.3)	(6.5)

NET INCOME	$67.2	$57.2	$156.7	$128.0

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$67.2	$57.2	$156.7	$128.0

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 for the Three Months Ended June 30, 2022 and 2021, Respectively, and $0.2 and $0.2 for the Six Months Ended June 30, 2022 and 2021, Respectively	0.4	0.4	0.8	0.9
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2022 and 2021, Respectively, and $0 and $0 for the Six Months Ended June 30, 2022 and 2021, Respectively	(0.1)	(0.1)	(0.2)	(0.1)

TOTAL OTHER COMPREHENSIVE INCOME	0.3	0.3	0.6	0.8

TOTAL COMPREHENSIVE INCOME	$67.5	$57.5	$157.3	$128.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2020	$56.6	$980.9	$1,718.7	$(7.0)	$2,749.2

Common Stock Dividends			(25.0)		(25.0)
Net Income			70.8		70.8
Other Comprehensive Income				0.5	0.5
TOTAL COMMON SHAREHOLDER'S EQUITY -MARCH 31, 2021	56.6	980.9	1,764.5	(6.5)	2,795.5

Common Stock Dividends			(75.0)		(75.0)
Net Income			57.2		57.2
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2021	$56.6	$980.9	$1,746.7	$(6.2)	$2,778.0

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2021	$56.6	$980.9	$1,748.5	$(1.3)	$2,784.7

Common Stock Dividends			(25.0)		(25.0)
Net Income			89.5		89.5
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2022	56.6	980.9	1,813.0	(1.0)	2,849.5

Capital Contribution from Parent		1.3			1.3
Common Stock Dividends			(25.0)		(25.0)
Net Income			67.2		67.2
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2022	$56.6	$982.2	$1,855.2	$(0.7)	$2,893.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$2.8	$1.3
Advances to Affiliates	22.5	21.5
Accounts Receivable:
Customers	45.1	40.6
Affiliated Companies	50.0	78.2
Accrued Unbilled Revenues	0.1	—
Miscellaneous	2.9	2.5
Allowance for Uncollectible Accounts	0.1	(0.1)
Total Accounts Receivable	98.2	121.2
Fuel	50.0	56.8
Materials and Supplies	177.5	175.2
Regulatory Asset for Under-Recovered Fuel Costs	22.3	6.4
Prepayments and Other Current Assets	63.8	57.0
TOTAL CURRENT ASSETS	437.1	439.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,559.6	5,531.8
Transmission	1,810.5	1,783.1
Distribution	2,901.1	2,800.1
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	834.6	792.9
Construction Work in Progress	311.6	302.8
Total Property, Plant and Equipment	11,417.4	11,210.7
Accumulated Depreciation, Depletion and Amortization	4,068.0	3,899.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,349.4	7,310.9

OTHER NONCURRENT ASSETS
Regulatory Assets	428.8	410.9
Spent Nuclear Fuel and Decommissioning Trusts	3,280.8	3,867.0
Operating Lease Assets	54.1	63.5
Deferred Charges and Other Noncurrent Assets	295.8	316.5
TOTAL OTHER NONCURRENT ASSETS	4,059.5	4,657.9

TOTAL ASSETS	$11,846.0	$12,408.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2022 and December 31, 2021
(dollars in millions)
(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$50.5	$93.3
Accounts Payable:
General	186.3	174.4
Affiliated Companies	78.9	94.9
Long-term Debt Due Within One Year – Nonaffiliated (June 30, 2022 and December 31, 2021 Amounts Include $74.7 and $65, Respectively, Related to DCC Fuel)	326.8	67.0
Customer Deposits	41.0	45.2
Accrued Taxes	99.3	106.5
Accrued Interest	37.0	37.0
Obligations Under Finance Leases	94.0	130.5
Obligations Under Operating Leases	12.2	15.5
Regulatory Liability for Over-Recovered Fuel Costs	—	1.5
Other Current Liabilities	124.1	128.2
TOTAL CURRENT LIABILITIES	1,050.1	894.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,901.9	3,128.0
Deferred Income Taxes	1,140.2	1,100.2
Regulatory Liabilities and Deferred Investment Tax Credits	1,764.0	2,447.9
Asset Retirement Obligations	1,984.5	1,946.2
Obligations Under Operating Leases	42.5	48.9
Deferred Credits and Other Noncurrent Liabilities	69.5	58.3
TOTAL NONCURRENT LIABILITIES	7,902.6	8,729.5

TOTAL LIABILITIES	8,952.7	9,623.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	982.2	980.9
Retained Earnings	1,855.2	1,748.5
Accumulated Other Comprehensive Income (Loss)	(0.7)	(1.3)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,893.3	2,784.7

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$11,846.0	$12,408.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$156.7	$128.0
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	268.6	218.1
Rockport Plant, Unit 2 Operating Lease Amortization	—	33.9
Deferred Income Taxes	0.3	(8.2)
Deferral of Incremental Nuclear Refueling Outage Expenses, Net	(38.3)	(14.3)
Allowance for Equity Funds Used During Construction	(5.4)	(7.0)
Mark-to-Market of Risk Management Contracts	(11.6)	(3.1)
Amortization of Nuclear Fuel	39.0	40.4
Deferred Fuel Over/Under-Recovery, Net	(17.5)	(5.7)
Change in Other Noncurrent Assets	3.3	11.7
Change in Other Noncurrent Liabilities	22.2	26.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	24.0	(0.4)
Fuel, Materials and Supplies	4.5	27.1
Accounts Payable	13.6	16.4
Accrued Taxes, Net	(2.4)	(5.3)
Rockport Plant, Unit 2 Operating Lease Payments	—	(36.9)
Other Current Assets	15.2	2.0
Other Current Liabilities	(20.1)	(29.1)
Net Cash Flows from Operating Activities	452.1	393.8

INVESTING ACTIVITIES
Construction Expenditures	(262.5)	(241.0)
Change in Advances to Affiliates, Net	(1.0)	(86.6)
Purchases of Investment Securities	(1,253.2)	(1,149.7)
Sales of Investment Securities	1,229.9	1,122.7
Acquisitions of Nuclear Fuel	(67.7)	(63.0)
Other Investing Activities	3.0	4.5
Net Cash Flows Used for Investing Activities	(351.5)	(413.1)

FINANCING ACTIVITIES
Capital Contribution from Parent	1.3	—
Issuance of Long-term Debt – Nonaffiliated	72.8	507.0
Change in Advances from Affiliates, Net	(42.8)	(103.0)
Retirement of Long-term Debt – Nonaffiliated	(40.7)	(282.7)
Principal Payments for Finance Lease Obligations	(40.1)	(3.3)
Dividends Paid on Common Stock	(50.0)	(100.0)
Other Financing Activities	0.4	0.5
Net Cash Flows from (Used for) Financing Activities	(99.1)	18.5

Net Increase (Decrease) in Cash and Cash Equivalents	1.5	(0.8)
Cash and Cash Equivalents at Beginning of Period	1.3	3.3
Cash and Cash Equivalents at End of Period	$2.8	$2.5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$59.2	$52.2
Net Cash Paid (Received) for Income Taxes	(4.9)	4.1
Noncash Acquisitions Under Finance Leases	0.4	2.8
Construction Expenditures Included in Current Liabilities as of June 30,	68.2	59.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	3,058	3,059	7,192	7,165
Commercial	3,850	3,668	7,701	7,170
Industrial	3,624	3,735	7,127	7,136
Miscellaneous	24	26	54	55
Total Retail (a)	10,556	10,488	22,074	21,526

Wholesale (b)	565	445	1,136	1,048

Total KWhs	11,121	10,933	23,210	22,574

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	206	215	2,070	1,992
Normal – Heating (b)	186	183	2,072	2,066

Actual – Cooling (c)	359	361	360	361
Normal – Cooling (b)	298	304	301	307

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2022 Compared to Second Quarter of 2021

Ohio Power Company and Subsidiaries
Reconciliation of Second Quarter of 2021 to Second Quarter of 2022
Net Income
(in millions)

Second Quarter of 2021	$74.0

Changes in Gross Margin:
Retail Margins	36.3
Margins from Off-system Sales	13.3
Transmission Revenues	(8.3)
Other Revenues	(8.0)
Total Change in Gross Margin	33.3

Changes in Expenses and Other:
Other Operation and Maintenance	(40.2)
Depreciation and Amortization	5.3
Taxes Other Than Income Taxes	(2.1)
Interest Income	0.4
Carrying Costs Income	(0.4)
Allowance for Equity Funds Used During Construction	0.5
Non-Service Cost Components of Net Periodic Benefit Cost	1.9
Interest Expense	1.9
Total Change in Expenses and Other	(32.7)

Income Tax Expense	(0.6)
Equity Earnings of Unconsolidated Subsidiaries	0.8

Second Quarter of 2022	$74.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $36 million primarily due to the following:
•A $23 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $13 million increase due to various rider revenues. This increase was partially offset in Margins from Off-system Sales, Other Revenues and other expense items below.
•A $5 million increase in weather-related usage primarily due to the end of decoupling.
These increases were partially offset by:
•A $5 million decrease in weather-normalized retail margins primarily in the commercial and industrial classes.
•Margins from Off-system Sales increased $13 million primarily due to the following:
•A $26 million increase in off-system sales at OVEC due to higher market prices and volume. This increase was offset in Retail Margins above and Other Revenues below.
This increase was partially offset by:
•A $13 million decrease in deferrals of OVEC costs. This decrease was offset in Retail Margins above and Other Revenues below.

•Transmission Revenues decreased $8 million primarily due to the following:
•An $11 million decrease due to formula rate true-up activity.
This decrease was partially offset by:
•A $2 million increase due to continued investment in transmission assets.
•Other Revenues decreased $8 million primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs. This decrease was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $40 million primarily due to the following:
•A $19 million increase in transmission expenses primarily due to:
•A $17 million increase in recoverable PJM expense. This increase was offset in Retail Margins above.
•A $6 million increase in vegetation management expenses.
These increases were partially offset by:
•A $5 million decrease in transmission formula rate true-up activity.
•A $10 million increase in bad debt-related expenses including $7 million in 2022 due to Bad Debt Rider over-recovery. This increase was offset in Retail Margins above.
•A $5 million increase in employee-related expenses.
•Depreciation and Amortization expenses decreased $5 million primarily due to a decrease in recoverable smart grid depreciable expenses. This was offset in Retail Margins above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Ohio Power Company and Subsidiaries
Reconciliation of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
Net Income
(in millions)

Six Months Ended June 30, 2021	$142.2

Changes in Gross Margin:
Retail Margins	107.7
Margins from Off-system Sales	26.0
Transmission Revenues	(5.3)
Other Revenues	(16.2)
Total Change in Gross Margin	112.2

Changes in Expenses and Other:
Other Operation and Maintenance	(94.9)
Depreciation and Amortization	5.5
Taxes Other Than Income Taxes	(7.8)
Interest Income	0.3
Carrying Costs Income	(0.8)
Allowance for Equity Funds Used During Construction	0.8
Non-Service Cost Components of Net Periodic Benefit Cost	3.7
Interest Expense	4.3
Total Change in Expenses and Other	(88.9)

Income Tax Expense	(8.3)
Equity Earnings of Unconsolidated Subsidiaries	0.8

Six Months Ended June 30, 2022	$158.0

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $108 million primarily due to the following:
•A $64 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $25 million increase due to various rider revenues. This increase was partially offset in Margins from Off-system Sales, Other Revenues, and other expense items below.
•A $14 million increase in weather-normalized margins primarily from the commercial class, partially offset in residential and industrial classes.
•A $4 million increase in weather-related usage primarily due to the end of decoupling.
•Margins from Off-system Sales increased $26 million primarily due to the following:
•A $37 million increase in off-system sales at OVEC due to higher market prices and volume. This increase was offset in Retail Margins above and Other Revenues below.
This increase was partially offset by:
•An $11 million decrease in deferrals of OVEC costs. This decrease was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues decreased $5 million primarily due to the following:
•An $11 million decrease due to formula rate true-up activity.

This decrease was partially offset by:
•A $5 million increase due to continued investment in transmission assets.
•Other Revenues decreased $16 million primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs. This decrease was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $95 million primarily due to the following:
•A $53 million increase in transmission expenses primarily due to:
•A $53 million increase in recoverable PJM expense. This increase was offset in Retail Margins above.
•A $6 million increase in vegetation management expenses.
These increases were partially offset by:
•A $7 million decrease in transmission formula rate true-up activity.
•A $16 million increase in bad debt-related expenses including $7 million in 2022 due to Bad Debt Rider over-recovery. This increase was offset in Retail Margins above.
•A $10 million increase in remitted Universal Service Fund surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset in Retail Margins above.
•A $10 million increase in employee-related expenses.
•Depreciation and Amortization expenses decreased $6 million primarily due to a decrease in recoverable smart grid depreciable expenses. This was offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $8 million primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $4 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense decreased $4 million primarily due to lower long-term debt interest rates.
•Income Tax Expense increased $8 million primarily due to an increase in pretax book income and a favorable 2021 discrete tax adjustment that did not recur during 2022.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Electricity, Transmission and Distribution	$817.2	$690.1	$1,641.4	$1,406.8
Sales to AEP Affiliates	3.9	12.8	7.6	17.6
Other Revenues	1.8	2.0	3.9	4.4
TOTAL REVENUES	822.9	704.9	1,652.9	1,428.8

EXPENSES
Purchased Electricity for Resale	249.2	153.6	475.5	328.9
Purchased Electricity from AEP Affiliates	3.5	14.4	9.8	44.5
Other Operation	223.3	193.2	460.9	377.8
Maintenance	48.5	38.4	88.9	77.1
Depreciation and Amortization	71.3	76.6	146.2	151.7
Taxes Other Than Income Taxes	121.0	118.9	248.0	240.2
TOTAL EXPENSES	716.8	595.1	1,429.3	1,220.2

OPERATING INCOME	106.1	109.8	223.6	208.6

Other Income (Expense):
Interest Income	0.5	0.1	0.6	0.3
Carrying Costs Income	0.1	0.5	0.2	1.0
Allowance for Equity Funds Used During Construction	3.4	2.9	6.4	5.6
Non-Service Cost Components of Net Periodic Benefit Cost	5.5	3.6	11.0	7.3
Interest Expense	(29.8)	(31.7)	(59.0)	(63.3)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	85.8	85.2	182.8	159.5

Income Tax Expense	11.8	11.2	25.6	17.3
Equity Earnings of Unconsolidated Subsidiaries	0.8	—	0.8	—

NET INCOME	$74.8	$74.0	$158.0	$142.2

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$321.2	$838.8	$1,532.7	$2,692.7

Common Stock Dividends			(21.9)	(21.9)
Net Income			68.2	68.2
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	321.2	838.8	1,579.0	2,739.0

Common Stock Dividends			(21.9)	(21.9)
Net Income			74.0	74.0
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2021	$321.2	$838.8	$1,631.1	$2,791.1

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$321.2	$838.8	$1,686.3	$2,846.3

Common Stock Dividends			(15.0)	(15.0)
Net Income			83.2	83.2
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2022	321.2	838.8	1,754.5	2,914.5

Capital Contribution from Parent		0.7		0.7
Common Stock Dividends			(15.0)	(15.0)
Net Income			74.8	74.8
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2022	$321.2	$839.5	$1,814.3	$2,975.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$6.9	$3.0
Advances to Affiliates	56.0	42.0
Accounts Receivable:
Customers	99.4	71.6
Affiliated Companies	74.0	71.8
Accrued Unbilled Revenues	12.3	1.3
Miscellaneous	2.7	5.9
Allowance for Uncollectible Accounts	(0.1)	(0.6)
Total Accounts Receivable	188.3	150.0
Materials and Supplies	88.9	74.1
Renewable Energy Credits	34.2	30.5
Prepayments and Other Current Assets	35.1	27.9
TOTAL CURRENT ASSETS	409.4	327.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	3,050.1	2,992.8
Distribution	6,231.7	6,070.6
Other Property, Plant and Equipment	1,011.1	992.9
Construction Work in Progress	430.4	365.0
Total Property, Plant and Equipment	10,723.3	10,421.3
Accumulated Depreciation and Amortization	2,508.5	2,458.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,214.8	7,963.0

OTHER NONCURRENT ASSETS
Regulatory Assets	290.3	293.0
Operating Lease Assets	77.3	81.2
Deferred Charges and Other Noncurrent Assets	431.8	601.1
TOTAL OTHER NONCURRENT ASSETS	799.4	975.3

TOTAL ASSETS	$9,423.6	$9,265.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2022 and December 31, 2021
(Unaudited)

	June 30,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Accounts Payable:
General	$296.7	$213.5
Affiliated Companies	119.8	125.4
Long-term Debt Due Within One Year – Nonaffiliated	0.1	0.1
Risk Management Liabilities	—	6.7
Customer Deposits	208.9	66.4
Accrued Taxes	458.1	702.4
Obligations Under Operating Leases	13.4	13.1
Other Current Liabilities	158.2	118.1
TOTAL CURRENT LIABILITIES	1,255.2	1,245.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,969.3	2,968.4
Long-term Risk Management Liabilities	49.6	85.8
Deferred Income Taxes	1,028.4	1,000.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,045.2	1,020.9
Obligations Under Operating Leases	64.4	68.6
Deferred Credits and Other Noncurrent Liabilities	36.5	29.2
TOTAL NONCURRENT LIABILITIES	5,193.4	5,173.8

TOTAL LIABILITIES	6,448.6	6,419.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock –No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	839.5	838.8
Retained Earnings	1,814.3	1,686.3
TOTAL COMMON SHAREHOLDER’S EQUITY	2,975.0	2,846.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$9,423.6	$9,265.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$158.0	$142.2
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	146.2	151.7
Deferred Income Taxes	13.8	21.5
Allowance for Equity Funds Used During Construction	(6.4)	(5.6)
Mark-to-Market of Risk Management Contracts	(44.3)	(4.8)
Property Taxes	178.6	154.2
Change in Other Noncurrent Assets	(53.1)	(45.8)
Change in Other Noncurrent Liabilities	44.3	7.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(35.8)	(47.9)
Materials and Supplies	(10.1)	(3.0)
Accounts Payable	78.2	(13.6)
Customer Deposits	142.5	21.7
Accrued Taxes, Net	(246.8)	(222.8)
Other Current Assets	12.2	0.8
Other Current Liabilities	35.6	(7.8)
Net Cash Flows from Operating Activities	412.9	148.0

INVESTING ACTIVITIES
Construction Expenditures	(376.4)	(353.3)
Change in Advances to Affiliates, Net	(14.0)	—
Other Investing Activities	12.6	6.6
Net Cash Flows Used for Investing Activities	(377.8)	(346.7)

FINANCING ACTIVITIES
Capital Contribution from Parent	0.7	—
Issuance of Long-term Debt – Nonaffiliated	—	445.8
Change in Advances from Affiliates, Net	—	(202.9)
Retirement of Long-term Debt – Nonaffiliated	(0.1)	(0.1)
Principal Payments for Finance Lease Obligations	(2.4)	(2.4)
Dividends Paid on Common Stock	(30.0)	(43.8)
Other Financing Activities	0.6	0.5
Net Cash Flows from (Used for) Financing Activities	(31.2)	197.1

Net Increase (Decrease) in Cash and Cash Equivalents	3.9	(1.6)
Cash and Cash Equivalents at Beginning of Period	3.0	7.4
Cash and Cash Equivalents at End of Period	$6.9	$5.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$56.8	$58.4
Net Cash Paid for Income Taxes	21.4	1.3
Noncash Acquisitions Under Finance Leases	1.2	0.9
Construction Expenditures Included in Current Liabilities as of June 30,	92.9	70.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	1,469	1,312	3,027	2,889
Commercial	1,309	1,255	2,429	2,305
Industrial	1,565	1,513	2,951	2,817
Miscellaneous	333	310	616	580
Total Retail	4,676	4,390	9,023	8,591

Wholesale	262	121	605	188

Total KWhs	4,938	4,511	9,628	8,779

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	19	45	1,153	1,195
Normal – Heating (b)	45	44	1,085	1,077

Actual – Cooling (c)	786	577	797	584
Normal – Cooling (b)	650	658	667	675

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2022 Compared to Second Quarter of 2021

Public Service Company of Oklahoma
Reconciliation of Second Quarter of 2021 to Second Quarter of 2022
Net Income
(in millions)

Second Quarter of 2021	$46.1

Changes in Gross Margin:
Retail Margins (a)	31.3
Transmission Revenues	(1.7)
Other Revenues	0.9
Total Change in Gross Margin	30.5

Changes in Expenses and Other:
Other Operation and Maintenance	(23.4)
Depreciation and Amortization	(10.3)
Taxes Other Than Income Taxes	(1.3)
Interest Income	0.9
Allowance for Equity Funds Used During Construction	(0.4)
Non-Service Cost Components of Net Periodic Benefit Cost	1.0
Interest Expense	(7.2)
Total Change in Expenses and Other	(40.7)

Income Tax Benefit	7.1

Second Quarter of 2022	$43.0

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $31 million primarily due to the following:
•A $21 million increase due to a $13 million increase in base rate revenues and an $8 million increase in rider revenues. These increases were partially offset in other expense items below.
•An $11 million increase in weather-normalized margins primarily in the commercial and residential classes.
•A $10 million increase in weather-related usage primarily due to a 36% increase in cooling degree days.
These increases were partially offset by:
•A $13 million increase in fuel expense due to NCWF PTC benefits provided to customers. This increase in fuel expense was partially offset in Income Tax Expense below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $23 million primarily due to the following:
•An $8 million increase in generating expenses primarily due to an increase in maintenance expenses at Northeastern, Units 1 and 2, and NCWF .
•A $5 million increase in transmission expense primarily due to the following:

•A $30 million increase related to a change in rider recovery, increased transmission investment and load.
This increase was partially offset by:
•An $18 million decrease in recoverable SPP transmission expense. This decrease was offset in Retail Margins above.
•A $7 million decrease in formula rate true-up activity. This decrease was partially offset in Retail Margins above.
•A $4 million increase in distribution expense primarily due to an increase in overhead line maintenance.
•A $2 million increase in employee-related expenses.
•Depreciation and Amortization increased $10 million primarily due to a higher depreciable base.
•Interest Expense increased $7 million due to higher long-term debt balances.
•Income Tax Benefit increased $7 million primarily due to an increase in PTC and a decrease in pretax book income, partially offset by a decrease in amortization of Excess ADIT.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Public Service Company of Oklahoma
Reconciliation of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
Net Income
(in millions)

Six Months Ended June 30, 2021	$43.4

Changes in Gross Margin:
Retail Margins (a)	55.7
Transmission Revenues	(1.6)
Other Revenues	0.1
Total Change in Gross Margin	54.2

Changes in Expenses and Other:
Other Operation and Maintenance	(34.1)
Depreciation and Amortization	(13.1)
Taxes Other Than Income Taxes	(3.0)
Interest Income	2.5
Allowance for Equity Funds Used During Construction	0.3
Non-Service Cost Components of Net Periodic Benefit Cost	2.0
Interest Expense	(11.7)
Total Change in Expenses and Other	(57.1)

Income Tax Benefit	8.3

Six Months Ended June 30, 2022	$48.8
(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $56 million primarily due to the following:
•A $48 million increase due to a $25 million increase in base rate revenues and a $23 million increase in rider revenues. These increases were partially offset in other expense items below.
•A $10 million increase in weather-related usage primarily due to a 36% increase in cooling degree days.
•A $10 million increase in weather-normalized margins primarily in the commercial and residential classes partially offset by the industrial class.
These increases were partially offset by:
•A $12 million increase in fuel expense due to NCWF PTC benefits provided to customers. This increase in fuel expense was partially offset in Income Tax Expense below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $34 million primarily due to the following:
•An $11 million increase in transmission expense primarily due to the following:
•A $43 million increase related to a change in rider recovery, increased transmission investment and load.
This increase was partially offset by:
•A $26 million decrease in recoverable SPP transmission expense. This decrease was offset in Retail Margins above.
•A $6 million decrease in formula rate true-up activity. This decrease was partially offset in Retail Margins above.

•A $10 million increase in generating expenses primarily due to an increase in maintenance expenses at Northeastern, Units 1 and 2, and NCWF.
•An $8 million increase in distribution expense primarily due to a $4 million increase in overhead line maintenance and a $3 million increase in employee-related expense.
•Depreciation and Amortization expenses increased $13 million primarily due to a higher depreciable base, partially offset by a decrease of the NCWF rider.
•Interest Expense increased $12 million due to higher long-term debt balances.
•Income Tax Benefit increased $8 million primarily due to an increase in PTC and a decrease in pretax book income, partially offset by a decrease in amortization of Excess ADIT.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$440.0	$342.5	$826.4	$636.1
Sales to AEP Affiliates	0.8	1.1	1.4	2.1
Other Revenues	2.1	0.9	2.7	2.4
TOTAL REVENUES	442.9	344.5	830.5	640.6

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	191.9	124.0	380.6	244.9
Other Operation	95.9	81.3	184.7	160.4
Maintenance	31.3	22.5	56.7	46.9
Depreciation and Amortization	60.5	50.2	113.2	100.1
Taxes Other Than Income Taxes	13.8	12.5	28.0	25.0
TOTAL EXPENSES	393.4	290.5	763.2	577.3

OPERATING INCOME	49.5	54.0	67.3	63.3

Other Income (Expense):
Interest Income	2.5	1.6	4.2	1.7
Allowance for Equity Funds Used During Construction	0.2	0.6	1.3	1.0
Non-Service Cost Components of Net Periodic Benefit Cost	3.2	2.2	6.3	4.3
Interest Expense	(21.3)	(14.1)	(40.2)	(28.5)

INCOME BEFORE INCOME TAX BENEFIT	34.1	44.3	38.9	41.8

Income Tax Benefit	(8.9)	(1.8)	(9.9)	(1.6)

NET INCOME	$43.0	$46.1	$48.8	$43.4

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$43.0	$46.1	$48.8	$43.4

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2022 and 2021, Respectively, and $0 and $0 for the Six Months Ended June 30, 2022 and 2021, Respectively	—	—	—	(0.1)

TOTAL COMPREHENSIVE INCOME	$43.0	$46.1	$48.8	$43.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2020	$157.2	$414.0	$974.3	$0.1	$1,545.6

Capital Contribution from Parent		425.0			425.0
Net Loss			(2.7)		(2.7)
Other Comprehensive Loss				(0.1)	(0.1)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2021	157.2	839.0	971.6	—	1,967.8

Capital Contribution from Parent		200.0			200.0
Common Stock Dividends			(10.0)		(10.0)
Net Income			46.1		46.1
TOTAL COMMON SHAREHOLDER'S EQUITY – JUNE 30, 2021	$157.2	$1,039.0	$1,007.7	$—	$2,203.9

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2021	$157.2	$1,039.0	$1,095.4	$—	$2,291.6

Net Income			5.8		5.8
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2022	157.2	1,039.0	1,101.2	—	2,297.4

Capital Contribution from Parent		2.2			2.2
Net Income			43.0		43.0
TOTAL COMMON SHAREHOLDER'S EQUITY – JUNE 30, 2022	$157.2	$1,041.2	$1,144.2	$—	$2,342.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$3.6	$1.3
Accounts Receivable:
Customers	45.3	41.5
Affiliated Companies	62.1	35.0
Miscellaneous	0.2	0.6
Allowance for Uncollectible Accounts	0.1	—
Total Accounts Receivable	107.7	77.1
Fuel	8.8	14.5
Materials and Supplies	73.6	56.2
Risk Management Assets	64.6	12.1
Accrued Tax Benefits	21.0	17.6
Regulatory Asset for Under-Recovered Fuel Costs	314.5	194.6
Prepayments and Other Current Assets	30.5	13.4
TOTAL CURRENT ASSETS	624.3	386.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	2,382.9	1,802.4
Transmission	1,128.2	1,107.7
Distribution	3,095.0	3,004.9
Other Property, Plant and Equipment	455.1	437.0
Construction Work in Progress	168.0	156.0
Total Property, Plant and Equipment	7,229.2	6,508.0
Accumulated Depreciation and Amortization	1,774.2	1,705.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,455.0	4,802.8

OTHER NONCURRENT ASSETS
Regulatory Assets	1,043.8	1,037.4
Employee Benefits and Pension Assets	96.9	95.2
Operating Lease Assets	107.3	68.9
Deferred Charges and Other Noncurrent Assets	34.2	7.9
TOTAL OTHER NONCURRENT ASSETS	1,282.2	1,209.4

TOTAL ASSETS	$7,361.5	$6,399.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2022 and December 31, 2021
(Unaudited)

	June 30,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$283.4	$72.3
Accounts Payable:
General	229.8	157.4
Affiliated Companies	88.3	51.0
Long-term Debt Due Within One Year – Nonaffiliated	625.5	125.5
Risk Management Liabilities	—	3.7
Customer Deposits	58.8	56.2
Accrued Taxes	54.3	27.0
Obligations Under Operating Leases	8.1	6.9
Other Current Liabilities	73.5	62.7
TOTAL CURRENT LIABILITIES	1,421.7	562.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,788.3	1,788.0
Deferred Income Taxes	785.4	782.3
Regulatory Liabilities and Deferred Investment Tax Credits	830.7	835.3
Asset Retirement Obligations	73.7	57.5
Obligations Under Operating Leases	100.4	62.2
Deferred Credits and Other Noncurrent Liabilities	18.7	19.4
TOTAL NONCURRENT LIABILITIES	3,597.2	3,544.7

TOTAL LIABILITIES	5,018.9	4,107.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	1,041.2	1,039.0
Retained Earnings	1,144.2	1,095.4
TOTAL COMMON SHAREHOLDER’S EQUITY	2,342.6	2,291.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$7,361.5	$6,399.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$48.8	$43.4
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	113.2	100.1
Deferred Income Taxes	(20.4)	25.7
Allowance for Equity Funds Used During Construction	(1.3)	(1.0)
Mark-to-Market of Risk Management Contracts	(56.2)	(12.7)
Property Taxes	(24.4)	(21.8)
Deferred Fuel Over/Under-Recovery, Net	(124.2)	(724.1)
Change in Other Noncurrent Assets	(7.4)	(16.6)
Change in Other Noncurrent Liabilities	10.4	0.4
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(30.6)	(22.1)
Fuel, Materials and Supplies	(10.8)	8.5
Accounts Payable	123.7	11.7
Accrued Taxes, Net	23.9	59.2
Other Current Assets	(16.8)	(4.4)
Other Current Liabilities	9.9	(22.0)
Net Cash Flows from (Used for) Operating Activities	37.8	(575.7)

INVESTING ACTIVITIES
Construction Expenditures	(200.2)	(145.9)
Acquisition of the North Central Wind Energy Facilities	(549.3)	(122.8)
Other Investing Activities	2.3	1.3
Net Cash Flows Used for Investing Activities	(747.2)	(267.4)

FINANCING ACTIVITIES
Capital Contribution from Parent	2.2	625.0
Issuance of Long-term Debt – Nonaffiliated	500.0	500.0
Change in Advances from Affiliates, Net	211.1	(20.3)
Retirement of Long-term Debt – Nonaffiliated	(0.3)	(250.3)
Principal Payments for Finance Lease Obligations	(1.6)	(1.7)
Dividends Paid on Common Stock	—	(10.0)
Other Financing Activities	0.3	0.4
Net Cash Flows from Financing Activities	711.7	843.1

Net Increase in Cash and Cash Equivalents	2.3	—
Cash and Cash Equivalents at Beginning of Period	1.3	2.6
Cash and Cash Equivalents at End of Period	$3.6	$2.6

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$38.1	$32.2
Net Cash Paid (Received) for Income Taxes	12.2	(65.0)
Noncash Acquisitions Under Finance Leases	1.1	2.3
Construction Expenditures Included in Current Liabilities as of June 30,	41.6	27.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	1,502	1,274	3,138	2,974
Commercial	1,488	1,396	2,754	2,605
Industrial	1,394	1,294	2,509	2,265
Miscellaneous	20	21	38	39
Total Retail	4,404	3,985	8,439	7,883

Wholesale	1,809	1,392	3,568	2,933

Total KWhs	6,213	5,377	12,007	10,816

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	10	26	704	789
Normal – Heating (b)	26	25	726	722

Actual – Cooling (c)	985	728	1,015	773
Normal – Cooling (b)	735	739	775	779

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Second Quarter of 2022 Compared to Second Quarter of 2021

Reconciliation of Second Quarter of 2021 to Second Quarter of 2022
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Second Quarter of 2021	$36.8

Changes in Gross Margin:
Retail Margins (a)	64.3
Margins from Off-system Sales	(4.3)
Transmission Revenues	4.8
Other Revenues	0.2
Total Change in Gross Margin	65.0

Changes in Expenses and Other:
Other Operation and Maintenance	(27.5)
Depreciation and Amortization	(5.2)
Taxes Other Than Income Taxes	(0.8)
Interest Income	4.5
Allowance for Equity Funds Used During Construction	(1.1)
Non-Service Cost Components of Net Periodic Benefit Cost	1.1
Interest Expense	(2.3)
Total Change in Expenses and Other	(31.3)

Income Tax Expense	8.1
Equity Earnings of Unconsolidated Subsidiary	(0.4)
Net Income Attributable to Noncontrolling Interest	(1.5)

Second Quarter of 2022	$76.7

(a)Includes firm wholesale sales to municipals and cooperatives.
The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $64 million primarily due to the following:
•A $30 million increase primarily due to a base rate revenue increase in Texas and rider increases in all retail jurisdictions. These increases were partially offset in other expense items below.
•A $19 million increase in weather-related usage primarily due to a 35% increase in cooling degree days.
•A $15 million increase in municipal and cooperative revenues primarily due to SPP billing adjustments from the February 2021 severe winter weather event.
•Margins from Off-system Sales decreased $4 million primarily due to SPP billing adjustments from the February 2021 severe winter weather event.
•Transmission Revenues increased $5 million primarily due to the following:
•An $8 million increase due to continued investment in transmission assets and increased load.
This increase was partially offset by:
•A $4 million decrease due to formula rate true-up activity.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $28 million primarily due to the following:
•An $11 million increase in generation plant maintenance expenses.
•A $5 million increase in distribution expense primarily driven by current year storm expenses and vegetation management expenses.
•A $5 million increase due to pre-construction costs associated with various renewable projects.
•A $2 million increase in transmission expenses primarily due to the following:
•A $5 million increase in transmission investment and increased load.
•A $2 million increase in vegetation management.
These increases were partially offset by:
•A $6 million decrease in formula rate true-up activity.
•Depreciation and Amortization expenses increased $5 million primarily due to the implementation of new rates in Texas and a higher depreciable base.
•Interest Income increased $5 million primarily related to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event.
•Income Tax Expense decreased $8 million primarily due to an increase in PTC, partially offset by an increase in pretax book income.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Reconciliation of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2022
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Six Months Ended June 30, 2021	$99.2

Changes in Gross Margin:
Retail Margins (a)	51.9
Margins from Off-system Sales	(17.4)
Transmission Revenues	10.8
Total Change in Gross Margin	45.3

Changes in Expenses and Other:
Other Operation and Maintenance	(24.8)
Depreciation and Amortization	(13.4)
Taxes Other Than Income Taxes	(0.6)
Interest Income	7.1
Allowance for Equity Funds Used During Construction	(1.6)
Non-Service Cost Components of Net Periodic Benefit Cost	2.1
Interest Expense	(6.1)
Total Change in Expenses and Other	(37.3)

Income Tax Expense	15.9
Equity Earnings of Unconsolidated Subsidiary	(0.8)
Net Income Attributable to Noncontrolling Interest	(1.5)

Six Months Ended June 30, 2022	$120.8

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $52 million primarily due to the following:
•A $40 million increase primarily due to a base rate revenue increase in Texas and rider increases in all retail jurisdictions. These increases were partially offset in other expense items below.
•A $15 million increase in weather-related usage primarily due to a 31% increase in cooling degree days, partially offset by an 11% decrease in heating degree days.
•A $6 million increase in weather-normalized margins primarily due to the commercial and residential classes, partially offset by the industrial class.
These increases were partially offset by:
•A $7 million decrease in municipal and cooperative revenues primarily due to the February 2021 severe winter weather event.
•Margins from Off-system Sales decreased $17 million primarily due to Turk Plant merchant sales as a result of the February 2021 severe winter weather event.
•Transmission Revenues increased $11 million primarily due to the following:
•A $14 million increase due to continued investment in transmission assets and increased load.
This increase was partially offset by:
•A $4 million decrease due to formula rate true-up activity.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $25 million primarily due to the following:
•A $6 million increase in transmission expenses primarily due to the following:
•A $5 million increase in transmission investment and increased load.
•A $4 million increase in vegetation management.
•A $1 million increase in administration fees.
These increases were partially offset by:
•A $6 million decrease in formula rate true-up activity.
•A $6 million increase in generation plant maintenance expenses.
•A $5 million increase due to pre-construction costs associated with various renewable projects.
•A $3 million increase in administrative & general expenses and employee-related expenses.
•Depreciation and Amortization expenses increased $13 million primarily due to the implementation of new rates in Texas and a higher depreciable base.
•Interest Income increased $7 million primarily related to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event.
•Interest Expense increased $6 million primarily due to higher long-term debt balances.
•Income Tax Expense decreased $16 million primarily due to an increase in PTC, partially offset by an increase in pretax book income and an increase in state tax expense.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$520.7	$418.8	$1,004.9	$1,026.5
Sales to AEP Affiliates	15.5	10.9	25.5	18.7
Other Revenues	0.4	0.4	1.0	1.0
TOTAL REVENUES	536.6	430.1	1,031.4	1,046.2

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	180.0	138.5	378.2	438.3
Other Operation	103.1	88.6	194.6	178.9
Maintenance	44.8	31.8	74.9	65.8
Depreciation and Amortization	78.2	73.0	156.0	142.6
Taxes Other Than Income Taxes	30.9	30.1	60.7	60.1
TOTAL EXPENSES	437.0	362.0	864.4	885.7

OPERATING INCOME	99.6	68.1	167.0	160.5

Other Income (Expense):
Interest Income	7.6	3.1	11.2	4.1
Allowance for Equity Funds Used During Construction	0.8	1.9	2.4	4.0
Non-Service Cost Components of Net Periodic Benefit Cost	3.1	2.0	6.2	4.1
Interest Expense	(33.7)	(31.4)	(66.8)	(60.7)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	77.4	43.7	120.0	112.0

Income Tax Expense (Benefit)	(1.0)	7.1	(3.2)	12.7
Equity Earnings of Unconsolidated Subsidiary	0.4	0.8	0.7	1.5

NET INCOME	78.8	37.4	123.9	100.8

Net Income Attributable to Noncontrolling Interest	2.1	0.6	3.1	1.6

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$76.7	$36.8	$120.8	$99.2

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$78.8	$37.4	$123.9	$100.8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0.1 for the Three Months Ended June 30, 2022 and 2021, Respectively, and $0 and $0.2 for the Six Months Ended June 30, 2022 and 2021, Respectively	(0.1)	0.4	—	0.8
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended June 30, 2022 and 2021, Respectively, and $(0.2) and $(0.2) for the Six Months Ended June 30, 2022 and 2021, Respectively	(0.4)	(0.4)	(0.8)	(0.8)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(0.5)	—	(0.8)	—

TOTAL COMPREHENSIVE INCOME	78.3	37.4	123.1	100.8

Total Comprehensive Income Attributable to Noncontrolling Interest	2.1	0.6	3.1	1.6

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$76.2	$36.8	$120.0	$99.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2020	$0.1	$812.2	$1,811.9	$1.9	$1.6	$2,627.7

Capital Contribution from Parent		100.0				100.0
Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income			62.4		1.0	63.4
TOTAL EQUITY – MARCH 31, 2021	0.1	912.2	1,874.3	1.9	1.6	2,790.1

Capital Contribution from Parent		75.0				75.0
Common Stock Dividends – Nonaffiliated					(0.6)	(0.6)
Net Income			36.8		0.6	37.4
TOTAL EQUITY – JUNE 30, 2021	$0.1	$987.2	$1,911.1	$1.9	$1.6	$2,901.9

TOTAL EQUITY – DECEMBER 31, 2021	$0.1	$1,092.2	$2,050.9	$6.7	$(0.1)	$3,149.8

Capital Contribution from Parent		350.0				350.0
Common Stock Dividends – Nonaffiliated					(0.8)	(0.8)
Net Income			44.1		1.0	45.1
Other Comprehensive Loss				(0.3)		(0.3)
TOTAL EQUITY – MARCH 31, 2022	0.1	1,442.2	2,095.0	6.4	0.1	3,543.8

Capital Contribution from Parent		2.2				2.2
Common Stock Dividends			(12.5)			(12.5)
Common Stock Dividends – Nonaffiliated					(0.7)	(0.7)
Net Income			76.7		2.1	78.8
Other Comprehensive Loss				(0.5)		(0.5)
TOTAL EQUITY – JUNE 30, 2022	$0.1	$1,444.4	$2,159.2	$5.9	$1.5	$3,611.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents (June 30, 2022 and December 31, 2021 Amounts Include $59.9 and $49.9, Respectively, Related to Sabine)	$63.7	$51.2
Advances to Affiliates	2.1	155.9
Accounts Receivable:
Customers	34.9	35.8
Affiliated Companies	71.9	38.3
Miscellaneous	14.3	12.3
Total Accounts Receivable	121.1	86.4
Fuel (June 30, 2022 and December 31, 2021 Amounts Include $19.7 and $13.1, Respectively, Related to Sabine)	70.2	82.2
Materials and Supplies (June 30, 2022 and December 31, 2021 Amounts Include $10.7 and $12, Respectively, Related to Sabine)	85.2	81.9
Risk Management Assets	45.4	9.8
Accrued Tax Benefits	42.1	17.8
Regulatory Asset for Under-Recovered Fuel Costs	286.3	143.9
Prepayments and Other Current Assets	45.7	39.4
TOTAL CURRENT ASSETS	761.8	668.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,436.0	4,734.5
Transmission	2,374.7	2,316.9
Distribution	2,576.7	2,514.3
Other Property, Plant and Equipment (June 30, 2022 and December 31, 2021 Amounts Include $219.9 and $219.9, Respectively, Related to Sabine)	789.5	764.0
Construction Work in Progress	274.4	240.7
Total Property, Plant and Equipment	11,451.3	10,570.4
Accumulated Depreciation and Amortization (June 30, 2022 and December 31, 2021 Amounts Include $190.5 and $168.1, Respectively, Related to Sabine)	3,346.2	3,170.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,105.1	7,400.1

OTHER NONCURRENT ASSETS
Regulatory Assets	987.2	1,005.3
Deferred Charges and Other Noncurrent Assets	326.4	251.8
TOTAL OTHER NONCURRENT ASSETS	1,313.6	1,257.1

TOTAL ASSETS	$10,180.5	$9,325.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2022 and December 31, 2021
(Unaudited)

	June 30,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$213.2	$—
Accounts Payable:
General	204.6	163.6
Affiliated Companies	59.6	61.4
Long-term Debt Due Within One Year – Nonaffiliated	6.2	6.2
Risk Management Liabilities	—	2.1
Customer Deposits	65.1	62.4
Accrued Taxes	109.9	44.3
Accrued Interest	35.2	36.0
Obligations Under Operating Leases	8.2	8.1
Other Current Liabilities	127.7	154.6
TOTAL CURRENT LIABILITIES	829.7	538.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,387.2	3,389.0
Deferred Income Taxes	1,099.0	1,087.6
Regulatory Liabilities and Deferred Investment Tax Credits	815.3	806.9
Asset Retirement Obligations	236.7	192.7
Employee Benefits and Pension Obligations	22.4	20.3
Obligations Under Operating Leases	122.6	77.7
Deferred Credits and Other Noncurrent Liabilities	56.5	63.0
TOTAL NONCURRENT LIABILITIES	5,739.7	5,637.2

TOTAL LIABILITIES	6,569.4	6,175.9

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	1,444.4	1,092.2
Retained Earnings	2,159.2	2,050.9
Accumulated Other Comprehensive Income (Loss)	5.9	6.7
TOTAL COMMON SHAREHOLDER’S EQUITY	3,609.6	3,149.9

Noncontrolling Interest	1.5	(0.1)

TOTAL EQUITY	3,611.1	3,149.8

TOTAL LIABILITIES AND EQUITY	$10,180.5	$9,325.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 138.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2022 and 2021
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$123.9	$100.8
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	156.0	142.6
Deferred Income Taxes	(1.4)	8.1
Allowance for Equity Funds Used During Construction	(2.4)	(4.0)
Mark-to-Market of Risk Management Contracts	(36.6)	(13.1)
Property Taxes	(44.0)	(41.7)
Deferred Fuel Over/Under-Recovery, Net	(53.6)	(470.6)
Change in Regulatory Assets	0.3	(50.6)
Change in Other Noncurrent Assets	45.1	17.3
Change in Other Noncurrent Liabilities	10.4	34.1
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(34.7)	(82.0)
Fuel, Materials and Supplies	8.7	29.1
Accounts Payable	46.2	(5.2)
Accrued Taxes, Net	41.3	82.7
Other Current Assets	(7.7)	9.8
Other Current Liabilities	(34.0)	(37.9)
Net Cash Flows from (Used for) Operating Activities	217.5	(280.6)

INVESTING ACTIVITIES
Construction Expenditures	(247.0)	(182.5)
Change in Advances to Affiliates, Net	153.8	(27.6)
Acquisition of the North Central Wind Energy Facilities	(658.0)	(147.1)
Other Investing Activities	3.2	1.0
Net Cash Flows Used for Investing Activities	(748.0)	(356.2)

FINANCING ACTIVITIES
Capital Contribution from Parent	352.2	175.0
Issuance of Long-term Debt – Nonaffiliated	—	496.4
Change in Short-term Debt – Nonaffiliated	—	(35.0)
Change in Advances from Affiliates, Net	213.2	25.0
Retirement of Long-term Debt – Nonaffiliated	(3.1)	(3.1)
Principal Payments for Finance Lease Obligations	(5.4)	(5.4)
Dividends Paid on Common Stock	(12.5)	—
Dividends Paid on Common Stock – Nonaffiliated	(1.5)	(1.6)
Other Financing Activities	0.1	0.3
Net Cash Flows from Financing Activities	543.0	651.6

Net Increase in Cash and Cash Equivalents	12.5	14.8
Cash and Cash Equivalents at Beginning of Period	51.2	13.2
Cash and Cash Equivalents at End of Period	$63.7	$28.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$63.6	$55.6
Net Cash Paid (Received) for Income Taxes	20.1	(12.8)
Noncash Acquisitions Under Finance Leases	2.8	3.2
Construction Expenditures Included in Current Liabilities as of June 30,	63.3	41.9

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair statement of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three and six months ended June 30, 2022 is not necessarily indicative of results that may be expected for the year ending December 31, 2022.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2021 financial statements and notes thereto, which are included in the Registrants’ Annual Reports on Form 10-K as filed with the SEC on February 24, 2022.

AEP System Tax Allocation

The Registrant Subsidiaries join in the filing of a consolidated tax return. Historically, the allocation of the AEP System’s current consolidated federal income tax to the AEP System companies allocated the benefit of current tax loss of the parent company (Parent Company Loss Benefit) to the AEP System subsidiaries through a reduction of current tax expense. In the first quarter of 2022, AEP and subsidiaries changed accounting for the Parent Company Loss Benefit from a reduction of current tax expense to an allocation through equity. The impact of this change was immaterial to the Registrant Subsidiaries’ financial statements.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted-average outstanding common shares, assuming conversion of all potentially dilutive stock awards.

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended June 30,
	2022		2021
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$524.5		$578.2

Weighted-Average Number of Basic AEP Common Shares Outstanding	513.6	$1.02	499.9	$1.16
Weighted-Average Dilutive Effect of Stock-Based Awards	1.6	—	1.1	(0.01)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	515.2	$1.02	501.0	$1.15

	Six Months Ended June 30,
	2022		2021
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$1,239.2		$1,153.2

Weighted-Average Number of Basic AEP Common Shares Outstanding	509.9	$2.43	498.5	$2.31
Weighted-Average Dilutive Effect of Stock-Based Awards	1.5	(0.01)	1.1	—
Weighted-Average Number of Diluted AEP Common Shares Outstanding	511.4	$2.42	499.6	$2.31

Equity Units are potentially dilutive securities and were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2022 and 2021, as the dilutive stock price threshold was not met. See Note 12 - Financing Activities for more information related to Equity Units.

There were no antidilutive shares outstanding as of June 30, 2022 and 2021, respectively.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	June 30, 2022
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$575.3	$0.1	$4.9
Restricted Cash	45.9	29.7	16.2
Total Cash, Cash Equivalents and Restricted Cash	$621.2	$29.8	$21.1

	December 31, 2021
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$403.4	$0.1	$2.5
Restricted Cash	48.0	30.4	17.6
Total Cash, Cash Equivalents and Restricted Cash	$451.4	$30.5	$20.1

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

3.  COMPREHENSIVE INCOME

The disclosures in this note apply to all Registrants except AEPTCo and OPCo.

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI and details of reclassifications from AOCI.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 7 - Benefit Plans for additional information.

AEP

	Cash Flow Hedges			Pension
Three Months Ended June 30, 2022	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2022	$404.0	$(13.6)		$40.2	$430.6
Change in Fair Value Recognized in AOCI	257.3	2.0	(a)	—	259.3
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	0.1	—		—	0.1
Purchased Electricity for Resale (b)	(161.8)	—		—	(161.8)
Interest Expense (b)	—	1.1		—	1.1
Amortization of Prior Service Cost (Credit)	—	—		(5.4)	(5.4)
Amortization of Actuarial (Gains) Losses	—	—		2.1	2.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(161.7)	1.1		(3.3)	(163.9)
Income Tax (Expense) Benefit	(34.0)	0.3		(0.7)	(34.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(127.7)	0.8		(2.6)	(129.5)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI	—	—		(11.4)	(11.4)
Income Tax (Expense) Benefit	—	—		(2.4)	(2.4)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI, Net of Income Tax (Expense) Benefit	—	—		(9.0)	(9.0)
Net Current Period Other Comprehensive Income (Loss)	129.6	2.8		(11.6)	120.8
Balance in AOCI as of June 30, 2022	$533.6	$(10.8)		$28.6	$551.4

	Cash Flow Hedges			Pension
Three Months Ended June 30, 2021	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2021	$(18.5)	$(33.3)		$21.0	$(30.8)
Change in Fair Value Recognized in AOCI	136.4	(0.4)	(a)	—	136.0
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	(0.1)	—		—	(0.1)
Purchased Electricity for Resale (b)	(9.5)	—		—	(9.5)
Interest Expense (b)	—	1.8		—	1.8
Amortization of Prior Service Cost (Credit)	—	—		(4.9)	(4.9)
Amortization of Actuarial (Gains) Losses	—	—		2.2	2.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(9.6)	1.8		(2.7)	(10.5)
Income Tax (Expense) Benefit	(2.0)	0.3		(0.6)	(2.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(7.6)	1.5		(2.1)	(8.2)
Net Current Period Other Comprehensive Income (Loss)	128.8	1.1		(2.1)	127.8
Balance in AOCI as of June 30, 2021	$110.3	$(32.2)		$18.9	$97.0

AEP

	Cash Flow Hedges			Pension
Six Months Ended June 30, 2022	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$163.7	$(21.3)		$42.4	$184.8
Change in Fair Value Recognized in AOCI	535.5	8.8	(a)	—	544.3
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity for Resale (b)	(209.7)	—		—	(209.7)
Interest Expense (b)	—	2.2		—	2.2
Amortization of Prior Service Cost (Credit)	—	—		(10.3)	(10.3)
Amortization of Actuarial (Gains) Losses	—	—		4.2	4.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(209.7)	2.2		(6.1)	(213.6)
Income Tax (Expense) Benefit	(44.1)	0.5		(1.3)	(44.9)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(165.6)	1.7		(4.8)	(168.7)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI	—	—		(11.4)	(11.4)
Income Tax (Expense) Benefit	—	—		(2.4)	(2.4)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI, Net of Income Tax (Expense) Benefit	—	—		(9.0)	(9.0)
Net Current Period Other Comprehensive Income (Loss)	369.9	10.5		(13.8)	366.6
Balance in AOCI as of June 30, 2022	$533.6	$(10.8)		$28.6	$551.4

	Cash Flow Hedges			Pension
Six Months Ended June 30, 2021	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(60.6)	$(47.5)		$23.0	$(85.1)
Change in Fair Value Recognized in AOCI	313.7	12.7	(a)	—	326.4
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	0.7	—		—	0.7
Purchased Electricity for Resale (b)	(181.5)	—		—	(181.5)
Interest Expense (b)	—	3.3		—	3.3
Amortization of Prior Service Cost (Credit)	—	—		(9.7)	(9.7)
Amortization of Actuarial (Gains) Losses	—	—		4.5	4.5
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(180.8)	3.3		(5.2)	(182.7)
Income Tax (Expense) Benefit	(38.0)	0.7		(1.1)	(38.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(142.8)	2.6		(4.1)	(144.3)
Net Current Period Other Comprehensive Income (Loss)	170.9	15.3		(4.1)	182.1
Balance in AOCI as of June 30, 2021	$110.3	$(32.2)		$18.9	$97.0

AEP Texas

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2022	$(1.0)	$(5.2)	$(6.2)
Change in Fair Value Recognized in AOCI	(0.1)	—	(0.1)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.3	—	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.3	—	0.3
Income Tax (Expense) Benefit	—	—	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.3	—	0.3
Net Current Period Other Comprehensive Income (Loss)	0.2	—	0.2
Balance in AOCI as of June 30, 2022	$(0.8)	$(5.2)	$(6.0)

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2021	$(2.0)	$(6.6)	$(8.6)
Change in Fair Value Recognized in AOCI	(0.1)	—	(0.1)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.3	—	0.3
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.3	0.1	0.4
Income Tax (Expense) Benefit	—	—	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.3	0.1	0.4
Net Current Period Other Comprehensive Income (Loss)	0.2	0.1	0.3
Balance in AOCI as of June 30, 2021	$(1.8)	$(6.5)	$(8.3)

AEP Texas

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$(1.3)	$(5.2)	$(6.5)
Change in Fair Value Recognized in AOCI	(0.1)	—	(0.1)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.7	—	0.7
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.7	—	0.7
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.6	—	0.6
Net Current Period Other Comprehensive Income (Loss)	0.5	—	0.5
Balance in AOCI as of June 30, 2022	$(0.8)	$(5.2)	$(6.0)

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(2.3)	$(6.6)	$(8.9)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.6	—	0.6
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.6	0.1	0.7
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.5	0.1	0.6
Net Current Period Other Comprehensive Income (Loss)	0.5	0.1	0.6
Balance in AOCI as of June 30, 2021	$(1.8)	$(6.5)	$(8.3)

APCo

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2022	$7.3	$15.8	$23.1
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.2)	—	(0.2)
Amortization of Prior Service Cost (Credit)	—	(1.3)	(1.3)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.2)	(1.3)	(1.5)
Income Tax (Expense) Benefit	—	(0.3)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.2)	(1.0)	(1.2)
Net Current Period Other Comprehensive Income (Loss)	(0.2)	(1.0)	(1.2)
Balance in AOCI as of June 30, 2022	$7.1	$14.8	$21.9

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2021	$8.2	$6.9	$15.1
Change in Fair Value Recognized in AOCI	(0.2)	—	(0.2)
Amount of (Gain) Loss Reclassified from AOCI
Amortization of Prior Service Cost (Credit)	—	(1.3)	(1.3)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—	(1.3)	(1.3)
Income Tax (Expense) Benefit	—	(0.3)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—	(1.0)	(1.0)
Net Current Period Other Comprehensive Income (Loss)	(0.2)	(1.0)	(1.2)
Balance in AOCI as of June 30, 2021	$8.0	$5.9	$13.9

APCo
	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$7.5	$16.9	$24.4
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.5)	—	(0.5)
Amortization of Prior Service Cost (Credit)	—	(2.7)	(2.7)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.5)	(2.7)	(3.2)
Income Tax (Expense) Benefit	(0.1)	(0.6)	(0.7)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.4)	(2.1)	(2.5)
Net Current Period Other Comprehensive Income (Loss)	(0.4)	(2.1)	(2.5)
Balance in AOCI as of June 30, 2022	$7.1	$14.8	$21.9

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.8)	$8.0	$7.2
Change in Fair Value Recognized in AOCI	9.1	—	9.1
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.4)	—	(0.4)
Amortization of Prior Service Cost (Credit)	—	(2.7)	(2.7)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.4)	(2.7)	(3.1)
Income Tax (Expense) Benefit	(0.1)	(0.6)	(0.7)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.3)	(2.1)	(2.4)
Net Current Period Other Comprehensive Income (Loss)	8.8	(2.1)	6.7
Balance in AOCI as of June 30, 2021	$8.0	$5.9	$13.9

I&M
	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2022	$(6.3)	$5.3	$(1.0)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	(0.1)	0.4
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	(0.1)	0.3
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.1)	0.3
Balance in AOCI as of June 30, 2022	$(5.9)	$5.2	$(0.7)

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2021	$(7.8)	$1.3	$(6.5)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	(0.1)	0.4
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	(0.1)	0.3
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.1)	0.3
Balance in AOCI as of June 30, 2021	$(7.4)	$1.2	$(6.2)

I&M
	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$(6.7)	$5.4	$(1.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(0.4)	(0.4)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.0	(0.2)	0.8
Income Tax (Expense) Benefit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.8	(0.2)	0.6
Net Current Period Other Comprehensive Income (Loss)	0.8	(0.2)	0.6
Balance in AOCI as of June 30, 2022	$(5.9)	$5.2	$(0.7)

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(8.3)	$1.3	$(7.0)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.1	—	1.1
Amortization of Prior Service Cost (Credit)	—	(0.4)	(0.4)
Amortization of Actuarial (Gains) Losses	—	0.3	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.1	(0.1)	1.0
Income Tax (Expense) Benefit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.9	(0.1)	0.8
Net Current Period Other Comprehensive Income (Loss)	0.9	(0.1)	0.8
Balance in AOCI as of June 30, 2021	$(7.4)	$1.2	$(6.2)

PSO
Cash Flow Hedge –
Three Months Ended June 30, 2022	Interest Rate
(in millions)
Balance in AOCI as of March 31, 2022	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of June 30, 2022	$—

Cash Flow Hedge –
Three Months Ended June 30, 2021	Interest Rate
(in millions)
Balance in AOCI as of March 31, 2021	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of June 30, 2021	$—

Cash Flow Hedge –
Six Months Ended June 30, 2022	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2021	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of June 30, 2022	$—

Cash Flow Hedge –
Six Months Ended June 30, 2021	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2020	$0.1
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.1)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.1)
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.1)
Net Current Period Other Comprehensive Income (Loss)	(0.1)
Balance in AOCI as of June 30, 2021	$—

SWEPCo
	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2022	$1.3	$5.1	$6.4
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.1)	—	(0.1)
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.1)	(0.5)	(0.6)
Income Tax (Expense) Benefit	—	(0.1)	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.1)	(0.4)	(0.5)
Net Current Period Other Comprehensive Income (Loss)	(0.1)	(0.4)	(0.5)
Balance in AOCI as of June 30, 2022	$1.2	$4.7	$5.9

	Cash Flow Hedge –	Pension
Three Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2021	$0.1	$1.8	$1.9
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	(0.5)	—
Income Tax (Expense) Benefit	0.1	(0.1)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	(0.4)	—
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.4)	—
Balance in AOCI as of June 30, 2021	$0.5	$1.4	$1.9

SWEPCo

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$1.2	$5.5	$6.7
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Amortization of Prior Service Cost (Credit)	—	(1.0)	(1.0)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—	(1.0)	(1.0)
Income Tax (Expense) Benefit	—	(0.2)	(0.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—	(0.8)	(0.8)
Net Current Period Other Comprehensive Income (Loss)	—	(0.8)	(0.8)
Balance in AOCI as of June 30, 2022	$1.2	$4.7	$5.9

	Cash Flow Hedge –	Pension
Six Months Ended June 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.3)	$2.2	$1.9
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(1.0)	(1.0)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.0	(1.0)	—
Income Tax (Expense) Benefit	0.2	(0.2)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.8	(0.8)	—
Net Current Period Other Comprehensive Income (Loss)	0.8	(0.8)	—
Balance in AOCI as of June 30, 2021	$0.5	$1.4	$1.9

(a)The change in fair value includes $1 million and $4 million, respectively, for the three months ended June 30, 2022 and 2021 and $5 million and $0 million, respectively, for the six months ended June 30, 2022 and 2021 related to AEP's investment in joint venture wind farms acquired as part of the purchase of Sempra Renewables LLC.
(b)Amounts reclassified to the referenced line item on the statements of income.

4.  RATE MATTERS

The disclosures in this note apply to all Registrants unless indicated otherwise.

As discussed in the 2021 Annual Report, the Registrants are involved in rate and regulatory proceedings at the FERC and their state commissions. The Rate Matters note within the 2021 Annual Report should be read in conjunction with this report to gain a complete understanding of material rate matters still pending that could impact net income, cash flows and possibly financial condition. The following discusses ratemaking developments in 2022 and updates the 2021 Annual Report.

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

Regulated Generating Units that have been Retired

SWEPCo

In April 2016, Welsh Plant, Unit 2 was retired. As part of the 2016 Texas Base Rate Case, the PUCT authorized recovery of SWEPCo’s Texas jurisdictional share of Welsh Plant, Unit 2, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $7 million in 2017. See “2016 Texas Base Rate Case” section below for additional information. As part of the 2019 Arkansas Base Rate Case, SWEPCo received approval from the APSC to recover the Arkansas jurisdictional share of Welsh Plant, Unit 2. In December 2020, SWEPCo filed a request with the LPSC to recover the Louisiana jurisdictional share of Welsh Plant, Unit 2. See “2020 Louisiana Base Rate Case” section below for additional information. As of June 30, 2022, SWEPCo had a regulatory asset for plant retirement costs pending approval recorded on its balance sheet of $35 million related to the Louisiana jurisdictional share of Welsh Plant, Unit 2.

In December 2021, the Dolet Hills Power Station was retired. As part of the 2020 Texas Base Rate Case, the PUCT authorized recovery of SWEPCo’s Texas jurisdictional share of the Dolet Hills Power Station, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $12 million in 2021. As part of the 2021 Arkansas Base Rate Case, the APSC authorized recovery of SWEPCo’s Arkansas jurisdictional share of the Dolet Hills Power Station over five years, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $2 million in the second quarter of 2022. Also, the APSC did not rule on the prudency of the early retirement of the Dolet Hills Power Station, which will be addressed in a future proceeding. SWEPCo has requested recovery of the Dolet Hills Power Station in the Louisiana jurisdiction through the 2020 Louisiana Base Rate Case. As of June 30, 2022, SWEPCo had a regulatory asset of $53 million, pending approval, recorded on its balance sheet related to the Louisiana and FERC jurisdictional shares of the Dolet Hills Power Station. The Dolet Hills Power Station is currently being recovered through 2026 in the Louisiana jurisdiction, through 2027 in the Arkansas jurisdiction and through 2046 in the Texas jurisdiction. See “2020 Texas Base Rate Case”, “2020 Louisiana Base Rate Case” and “2021 Arkansas Base Rate Case” sections below for additional information.

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

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of June 30, 2022, of generating facilities planned for early retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date	Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$151.3	$136.9	$20.2	(b)	2026	(c)	$14.9
Pirkey Power Plant	75.1	129.3	39.5		2023	(d)	13.2
Welsh Plant, Units 1 and 3	449.4	65.9	58.8	(e)	2028	(f)	38.4

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

Dolet Hills Power Station and Related Fuel Operations (Applies to AEP and SWEPCo)

In 2020, management of SWEPCo and CLECO determined DHLC would not proceed developing additional Oxbow Lignite Company (Oxbow) mining areas for future lignite extraction and ceased extraction of lignite at the mine in May 2020. In April 2020, SWEPCo and CLECO jointly filed a notification letter to the LPSC providing notice of the cessation of lignite mining. In December 2021, the Dolet Hills Power Station was retired. While in operation, DHLC provided 100% of the fuel supply to Dolet Hills Power Station.

The remaining book value of Dolet Hills Power Station non-fuel related assets are recoverable by SWEPCo through a combination of base rates and rate riders. As of June 30, 2022, SWEPCo’s share of the net investment in the Dolet Hills Power Station was $113 million, including materials and supplies, net of cost of removal collected in rates.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses and are subject to prudency determinations by the various commissions. After closure of the DHLC mining operations and the Dolet Hills Power Station, additional reclamation and other land-related costs incurred by DHLC and Oxbow will continue to be billed to SWEPCo and included in existing fuel clauses. As of June 30, 2022, SWEPCo had a net under-recovered fuel balance of $187 million, inclusive of costs related to the Dolet Hills Power Station billed by DHLC, but excluding impacts of the February 2021 severe winter weather event.

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

In March 2021, the APSC approved fuel rates that provide recovery of $20 million for the Arkansas share of the 2021 Dolet Hills Power Station fuel costs over five years through the existing fuel clause.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Pirkey Power Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In 2020, management announced plans to retire the Pirkey Power Plant in 2023. The Pirkey Power Plant non-fuel costs are recoverable by SWEPCo through base rates and fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions. As of June 30, 2022, SWEPCo’s share of the net investment in the Pirkey Power Plant was $204 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Power Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $79 million as of June 30, 2022. As of June 30, 2022, SWEPCo had a net under-recovered fuel balance of $187 million, inclusive of costs related to the Pirkey Power Plant billed by Sabine, but excluding impacts of the February 2021 severe winter weather event. Upon cessation of lignite deliveries by Sabine to the Pirkey Power Plant, additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except AEPTCo)

	AEP
	June 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs (a)	$133.7	$430.2
Pirkey Power Plant Accelerated Depreciation	129.3	87.0
Welsh Plant, Units 1 and 3 Accelerated Depreciation	65.9	45.9
Dolet Hills Power Station Accelerated Depreciation	52.8	72.3
Plant Retirement Costs – Unrecovered Plant, Louisiana	35.2	35.2
Dolet Hills Power Station Fuel Costs - Louisiana	31.5	30.9
Other Regulatory Assets Pending Final Regulatory Approval	14.7	9.2
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	322.3	256.9
Plant Retirement Costs – Asset Retirement Obligation Costs	25.9	25.9
Renewable Energy Portfolio Standards Costs - Virginia	14.0	2.1
COVID-19	11.5	11.2
Other Regulatory Assets Pending Final Regulatory Approval	42.8	41.8
Total Regulatory Assets Pending Final Regulatory Approval	$879.6	$1,048.6
(a) Includes $37 million and $63 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of June 30, 2022 and December 31, 2021, respectively.

	AEP Texas
	June 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Mobile Generation Lease Payments	$4.1	$—
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	26.5	22.4
Vegetation Management Program	5.2	5.2
Texas Retail Electric Provider Bad Debt Expense	4.1	4.1
COVID-19	3.7	2.1
Other Regulatory Assets Pending Final Regulatory Approval	8.1	7.4
Total Regulatory Assets Pending Final Regulatory Approval	$51.7	$41.2

	APCo
	June 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
COVID-19 – Virginia	$6.9	$6.8
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	97.4	68.8
Plant Retirement Costs – Asset Retirement Obligation Costs	25.9	25.9
Renewable Energy Portfolio Standards Costs - Virginia	14.0	2.1
Other Regulatory Assets Pending Final Regulatory Approval	2.1	1.5
Total Regulatory Assets Pending Final Regulatory Approval	$146.3	$105.1

	I&M
	June 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.1	$0.1
Regulatory Assets Currently Not Earning a Return
COVID-19	0.1	1.7
Other Regulatory Assets Pending Final Regulatory Approval	1.5	1.9
Total Regulatory Assets Pending Final Regulatory Approval	$1.7	$3.7

	OPCo
	June 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$25.1	$3.8
Total Regulatory Assets Pending Final Regulatory Approval	$25.1	$3.8

	PSO
	June 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$20.4	$13.9
Other Regulatory Assets Pending Final Regulatory Approval	0.1	0.3
Total Regulatory Assets Pending Final Regulatory Approval	$20.5	$14.2
.

	SWEPCo
	June 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs (a)	$133.7	$430.2
Pirkey Power Plant Accelerated Depreciation	129.3	87.0
Welsh Plant, Units 1 and 3 Accelerated Depreciation	65.9	45.9
Dolet Hills Power Station Accelerated Depreciation	52.8	72.3
Plant Retirement Costs – Unrecovered Plant, Louisiana	35.2	35.2
Dolet Hills Power Station Fuel Costs- Louisiana	31.5	30.9
Other Regulatory Assets Pending Final Regulatory Approval	3.5	2.4
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	151.3	148.0
Asset Retirement Obligation - Louisiana	11.0	10.3
Other Regulatory Assets Pending Final Regulatory Approval	17.5	18.4
Total Regulatory Assets Pending Final Regulatory Approval	$631.7	$880.6
(a) Includes $37 million and $63 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of June 30, 2022 and December 31, 2021, respectively.

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through June 30, 2022, AEP Texas’ cumulative revenues from interim base rate increases that are subject to review is approximately $444 million. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition. AEP Texas is required to file for a comprehensive rate review no later than April 5, 2024.

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

In December 2020, an intervenor filed a petition at the Virginia SCC requesting reconsideration of: (a) the failure of the Virginia SCC to apply a threshold earnings test to the approved regulatory asset for APCo’s closed coal-fired generation assets and (b) the Virginia SCC’s use of a 2011 benchmark study to measure the replacement value of capacity for purposes of APCo’s 2017 – 2019 earnings test.

In December 2020, APCo filed a petition at the Virginia SCC requesting reconsideration of: (a) certain issues related to APCo’s going-forward rates and (b) the Virginia SCC’s decision to deny APCo tariff changes that align rates with underlying costs. For APCo’s going-forward rates, APCo requested that the Virginia SCC clarify its final order and clarify whether APCo’s current rates will allow it to earn a fair return. If the Virginia SCC’s order did conclude that APCo was able to earn a fair return through existing base rates, APCo further requested that the Virginia SCC clarify whether it has the authority to also permit an increase in base rates.

In March 2021, an intervenor filed its appeal with the Virginia Supreme Court related to the November 2020 order in which it stated the Virginia SCC erred: (a) in determining that Virginia law did not apply to its determination to permit amortization for recovery of costs associated with retired coal-fired generation assets, (b) in establishing a new regulatory asset for a cost incurred outside of the triennial review period due to its failure to apply a threshold earnings test before approving deferred cost recovery and (c) in misapplying the requirement that APCo bear the burden of demonstrating that power purchases made by APCo from its affiliate, OVEC, were priced at the lower of OVEC’s cost or the market price for nonaffiliated power.

In March 2021, APCo filed its appeal with the Virginia Supreme Court related to the November 2020 order in which it stated the Virginia SCC erred: (a) in finding that costs associated with asset impairments related to early retirement determinations made by APCo for certain generation facilities should not be attributed to the test periods under review and deemed fully recovered in the period recorded, (b) in finding that it was permitted to evaluate the reasonableness of APCo’s decision to record, per books for financial reporting purposes, asset impairments related to early retirement determinations for certain generation facilities, (c) as a result of the errors described in (a) and (b), in denying APCo an increase in rates, (d) in failing to review and make any findings regarding whether APCo’s rates would allow it to earn a fair rate of return going forward, (e) in denying APCo an increase in base rates by failing to ensure that APCo has an opportunity to recover its costs and earn a fair rate of return, thereby resulting in a taking of private property for public use without just compensation and (f) in retroactively adjusting APCo’s depreciation expense for purposes of calculating APCo’s earnings for the 2017-2019 triennial period.

In March 2021, the Virginia SCC issued an order confirming certain decisions from the November 2020 order and rejecting the various requests for reconsideration from APCo and an intervenor. In March 2021, APCo filed a notice of appeal of the reconsideration order with the Virginia Supreme Court. In September 2021, APCo submitted its brief before the Virginia Supreme Court. The brief was in alignment with the previous items of appeal filed by APCo in March 2021. In October 2021, the Virginia SCC and additional intervenors filed briefs with the Virginia Supreme Court disagreeing with the items appealed by APCo in the Triennial Review decision. Additionally, the Virginia SCC and APCo filed briefs disagreeing with the items appealed by an intervenor in a separate appeal of the same decision. In March 2022, oral arguments were held at the Virginia Supreme Court and APCo is currently awaiting the Virginia Supreme Court’s decision.

APCo ultimately seeks an increase in base rates through its appeal to the Virginia Supreme Court. Among other issues, this appeal includes APCo’s request for proper treatment of the closed coal-fired plant assets in APCo’s 2017-2019 triennial period, reducing APCo’s earnings below the bottom of its authorized ROE band. If APCo’s appeal regarding treatment of the closed coal plants is granted by the Virginia Supreme Court, it could initially reduce future net income and impact financial condition as a consequence of expensing the closed coal-fired plant regulatory asset established as a result of the Virginia SCC’s decision in the 2017-2019 Triennial Review. A Virginia Supreme Court decision in favor of APCo’s original expensing of the closed coal-fired plant asset balances would likely result in a remand to the Virginia SCC. Upon a subsequent Virginia SCC order, the initial negative impact for the write-off of the closed coal-fired plant asset balances could potentially be offset by an increase in base rates for earning below APCo’s 2017-2019 authorized ROE band.

CCR/ELG Compliance Plan Filings

In December 2020, APCo submitted filings with the Virginia SCC and WVPSC requesting approvals necessary to implement CCR/ELG compliance plans at the Amos and Mountaineer Plants. In August 2021, the Virginia SCC issued an order approving APCo’s request to construct CCR-related investments at the Amos and Mountaineer Plants and approved recovery of CCR-related other operation and maintenance expenses and investments through an active rider. The order denied APCo’s request to construct the ELG investments and denied recovery of previously incurred ELG costs. In March 2022, APCo refiled for approval of the ELG investments and previously incurred ELG costs. A hearing is scheduled to take place in September 2022 and an order is anticipated in the fourth quarter of 2022.

Also in August 2021, the WVPSC approved the request to construct CCR/ELG investments at the Amos and Mountaineer Plants and approved recovery of the West Virginia jurisdictional share of these costs through an active rider. In October 2021, due to the Virginia SCC previously rejecting the ELG investments, the WVPSC issued an order directing APCo to proceed with CCR/ELG compliance plans that would allow the plants to continue operating beyond 2028. The October 2021 order further states that APCo will not share capacity and energy from the plants with customers from Virginia if those customers are not paying for ELG compliance costs, or for any new capital investment or continuing operations costs incurred, to allow the plants to operate beyond 2028 or prevent downgrades prior to 2028. The WVPSC also ordered that APCo will be given the opportunity to recover, from West Virginia customers, the new capital and operating costs arising solely from the WVPSC's directive to operate the plants beyond 2028 if the WVPSC finds that the costs are reasonably and prudently incurred.

APCo expects total Amos and Mountaineer Plant ELG investment, excluding AFUDC, to be approximately $197 million. As of June 30, 2022, APCo’s Virginia jurisdictional share of the net book value, before cost of removal including CWIP and inventory, of the Amos and Mountaineer Plants was approximately $1.5 billion and APCo’s Virginia jurisdictional share of its ELG investment balance in CWIP for these plants was $56 million.

If any of the ELG costs are not approved for recovery and/or the retirement dates of the Amos and Mountaineer plants are accelerated to 2028 without commensurate cost recovery, it would reduce future net income and cash flows and impact financial condition.

2021 and 2022 ENEC (Expanded Net Energy Cost) Filings

In April 2021, APCo and WPCo (the Companies) requested a $73 million annual increase in ENEC rates based on a cumulative combined $55 million ENEC under-recovery as of February 28, 2021 and a combined $18 million increase in projected ENEC costs for the period September 2021 through August 2022. In September 2021, the WVPSC issued an order approving a $7 million overall increase in ENEC rates, including an approval for recovery of the Companies’ cumulative $55 million ENEC under-recovery balance and a $48 million reduction in projected costs for the period September 2021 through August 2022. Subsequently, the Companies submitted a request for reconsideration of this order, identifying flaws in the WVPSC’s calculation of forecasted future year fuel expense and purchased power costs.

In March 2022, the WVPSC issued an order granting the Companies’ request for reconsideration, in part, and approving $31 million in projected costs for the period September 2021 through August 2022. The order also reopened the 2021 ENEC case to require the Companies to explain the significant growth in the reported under-recovery of ENEC costs and to provide various other information including revised projected costs for the period March 2022 through August 2022. Also, in March 2022, the Companies filed testimony providing the information requested in the WVPSC’s order and requested a $155 million annual increase in ENEC rates effective May 1, 2022. In May 2022, the WVPSC issued an order approving a $93 million overall increase to ENEC rates to recover projected annual ENEC costs. However, the WVPSC stated that actual and projected ENEC costs are still subject to a prudency review.

In April 2022, the Companies submitted their 2022 annual ENEC filing with the WVPSC requesting a $297 million annual increase in ENEC revenues, inclusive of the previously requested $155 million increase, effective September 1, 2022. The procedural schedule is currently stayed amid negotiations to agree to a modified procedural schedule that suits all parties. As of June 30, 2022, the Companies’ cumulative ENEC under-recovery was $375 million. If any deferred ENEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

June 2022 Storm Costs

In June 2022, the service territories of APCo and WPCo (the Companies) were impacted by strong winds from multiple storms resulting in system damages and power outages. As of June 30, 2022, the Companies incurred and deferred an estimated $7 million and $17 million in incremental distribution operation and maintenance expenses in Virginia and West Virginia, respectively, related to service restoration efforts. The Companies will seek recovery of these deferrals in future filings. If any of the storm restoration costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through June 30, 2022, AEP’s share of ETT’s cumulative revenues that are subject to review is approximately $1.4 billion. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. ETT is required to file for a comprehensive rate review no later than February 1, 2023, during which the $1.4 billion of cumulative revenues above will be subject to review.

I&M Rate Matters (Applies to AEP and I&M)

Michigan Power Supply Cost Recovery (PSCR) Reconciliation

In April 2022, an Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) for I&M’s PSCR reconciliation for the 12-month period ending December 31, 2020, recommending the MPSC disallow approximately $8 million of purchased power costs that I&M incurred under the Inter-Company Power Agreement with OVEC and the Unit Power Agreement with AEGCo. In May 2022, I&M submitted exceptions to the ALJ’s PFD related to the recommended disallowance of purchased power costs described above. I&M anticipates that the MPSC will issue a final decision in the second half of 2022. Management is unable to predict the impact, if any, that the MPSC’s final decision may have on future results of operations, financial condition and cash flows.

Indiana Earnings Test Filings

I&M is required by Indiana law to submit an earnings test evaluation for the most recent one-year and five-year periods as part of I&M’s semi-annual Indiana FAC filings. These earnings test evaluations require I&M to include a credit in the FAC factor computation for periods in which I&M earned above its authorized return for both the one-year and five-year periods. The credit is determined as 50% of the lower of the one-year or five-year earnings above the authorized level. In the third quarter of 2022, I&M will submit its FAC filing and earnings test evaluation for the period ended May 2022. As of June 30, 2022, I&M’s financial statements adequately reflect the estimated impact of I&M’s upcoming Indiana earnings test filings. If it is determined that I&M’s over-earnings exceed what has been recorded, it could reduce future net income and cash flows and impact financial condition.

2022 Michigan Integrated Resource Plan (IRP) Filing

In February 2022, I&M filed a request with the MPSC for approval of its 2022 IRP. Included in that filing were requests for approval and deferral of costs associated with resources commencing construction within three years of the Commission’s order in the filing. These resources include the new generation resources expected to be in-service by 2028, and demand-side resources, including load management programs and conservation voltage reduction investments. I&M is also requesting MPSC approval of I&M’s Rockport Unit 2 transition plan consistent with that approved by the IURC, including certain cost recovery related to remaining net book value of investments made during the term of the Rockport Unit 2 lease and future use of Rockport Unit 2 as a capacity resource. In addition, I&M has made requests for approval of a financial incentive on certain power purchase agreements and load management programs.

In June 2022, intervening parties recommended various adjustments to I&M’s proposals, including the process I&M would use to receive approval of new generation resources, changes to or denial of requested financial incentives and requests for deferral and pre-approval of costs. Specific to I&M’s Rockport Unit 2 transition plan, certain intervening parties recommended that the MPSC order I&M to credit back to Michigan ratepayers the jurisdictional share of post-lease revenues in excess of costs from Rockport Unit 2’s operations as a merchant facility and that I&M only receive a post-lease debt return on remaining net book value of Rockport Unit 2 leasehold improvements.

Management currently anticipates that the MPSC will issue an order on I&M’s 2022 Michigan IRP filing in the first quarter of 2023. Any disallowance or reduction in the recovery of Rockport Unit 2 leasehold improvements could reduce future net income and cash flows and impact financial condition.

KPCo Rate Matters (Applies to AEP)

CCR/ELG Compliance Plan Filings

KPCo and WPCo each own a 50% interest in the Mitchell Plant. As of June 30, 2022, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $584 million. In December 2020 and February 2021, WPCo and KPCo filed requests with the WVPSC and KPSC, respectively, to obtain the regulatory approvals necessary to implement CCR and ELG compliance plans and seek recovery of the estimated $132 million investment for the Mitchell Plant that would allow the plant to continue operating beyond 2028. Within those requests, WPCo and KPCo also filed a $25 million alternative to implement only the CCR-related investments with the WVPSC and KPSC, respectively, which would allow the Mitchell Plant to continue operating only through 2028.

In July 2021, the KPSC issued an order approving the CCR only alternative and rejecting the full CCR and ELG compliance plan. In May 2022, the KPSC approved recovery of the Kentucky jurisdictional share of ELG costs incurred at the Mitchell Plant prior to July 15, 2021.

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

OPCo Rate Matters (Applies to AEP and OPCo)

OVEC Cost Recovery Audits

In December 2021, as part of OVEC cost recovery audits pending before the PUCO, intervenors filed positions claiming that costs incurred by OPCo during the 2018-2019 audit period were imprudent and should be disallowed. In May 2022, intervenors filed for rehearing on the 2016-2017 OVEC cost recovery audit period claiming the PUCO’s April 2022 order to adopt the findings of the audit report were unjust, unlawful and unreasonable for multiple reasons, including the position that OPCo recovered imprudently incurred costs. In June 2022, the PUCO granted rehearing on the 2016-2017 audit period. Management disagrees with these claims and is unable to predict the impact, if any, these disputes may have on future results of operations, financial condition and cash flows. See "OVEC" section of Note 17 in the 2021 Annual Report for additional information on AEP and OPCo’s investment in OVEC.

June 2022 Storm Costs

In June 2022, the service territory of OPCo was impacted by strong winds from multiple storms resulting in power outages and damage to the transmission and distribution infrastructures. As of June 30, 2022, OPCo had incurred approximately $14 million in incremental operation and maintenance costs related to service restoration efforts. The incremental storm restoration costs have been deferred as regulatory assets and OPCo is expected to seek recovery in a future filing. In July 2022, intervenors filed a motion requesting the PUCO open a formal investigation into the power outages that occurred as a result of the June storms and determine if OPCo was negligent and liable to consumers for damages incurred as a result of the power outages. If any of the storm restoration costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

PSO Rate Matters (Applies to AEP and PSO)

February 2021 Severe Winter Weather Impacts in SPP

In February 2021, severe winter weather had a significant impact in SPP, resulting in the declaration of Energy Emergency Alert Levels 2 and 3 for the first time in SPP’s history. The winter storm increased the demand for natural gas and restricted the available natural gas supply resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021, to February 20, 2021, PSO’s natural gas expenses and purchases of electricity still to be recovered from customers are $684 million as of June 30, 2022.

In April 2021, the OCC approved a waiver for PSO allowing the deferral of the extraordinary fuel and purchases of electricity, including a carrying charge at an interim rate of 0.75%, over a longer time period than what the FAC traditionally allows. In January 2022, PSO, OCC staff and certain intervenors filed a joint stipulation and settlement agreement with the OCC to approve PSO’s securitization of the extraordinary fuel and purchases of electricity. The agreement includes a determination that all of PSO’s extraordinary fuel and purchases of electricity were prudent and reasonable and a 0.75% carrying charge, subject to true-up based on actual financing costs. In February 2022, the OCC approved the joint stipulation and settlement agreement in its financing order. In May 2022, the Supreme Court of Oklahoma approved the issuance of the securitization bonds. PSO expects to complete the securitization process in 2022, subject to market conditions.

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

In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In January 2019, SWEPCo and the PUCT filed petitions for review with the Texas Supreme Court. In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. In addition, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. No parties filed a motion for rehearing with the Texas Supreme Court. In August 2021, the Texas Third Court of Appeals reversed the Texas District Court judgment affirming the PUCT’s order on AFUDC, concluding that the language of the PUCT’s original 2008 order intended to include AFUDC in the Texas jurisdictional capital cost cap, and remanded the case to the PUCT for future proceedings. SWEPCo disagrees with the Court of Appeals decision and submitted a Petition for Review with the Texas Supreme Court in November 2021. In June 2022, SWEPCo and the PUCT filed replies to the responses of the Petition for Review.

If SWEPCo is ultimately unable to recover capitalized Turk Plant costs, including AFUDC in excess of the Texas jurisdictional capital cost cap, it would be expected to result in a pretax net disallowance ranging from $80 million to $90 million. In addition, if AFUDC is ultimately determined to be included in the Texas jurisdictional capital cost cap, SWEPCo estimates it may be required to make customer refunds ranging from $0 to $180 million related to revenues collected from February 2013 through June 2022 and such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis.

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

In January 2022, the PUCT issued a final order approving an annual revenue increase of $39 million based upon a 9.25% ROE. The order also includes: (a) rates implemented retroactively back to March 18, 2021, (b) $5 million of the proposed increase related to vegetation management, (c) $2 million annually to establish a storm catastrophe reserve and (d) the creation of a rider that would recover the Dolet Hills Power Station as if it were in rate base until its retirement at the end of 2021 and starting in 2022 the remaining net book value would be recovered as a regulatory asset through 2046. As a result of the final order, SWEPCo recorded a disallowance of $12 million in 2021 associated with the lack of return on the Dolet Hills Power Station. In February 2022, SWEPCo filed a motion for rehearing with the PUCT challenging several errors in the order, which include challenges of the approved ROE, the denial of a reasonable return or carrying costs on the Dolet Hills Power Station and the calculation of the Texas jurisdictional share of the storm catastrophe reserve. In April 2022, the PUCT denied the motion for rehearing. In

May 2022, SWEPCo filed a petition for review with the Texas District Court seeking a judicial review of the several errors challenged in the PUCT’s final order.

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

2021 Arkansas Base Rate Case

In July 2021, SWEPCo filed a request with the APSC for an $85 million annual increase in Arkansas base rates based upon a proposed 10.35% ROE with a capital structure of 48.7% debt and 51.3% common equity. The proposed annual increase includes: (a) a $41 million revenue requirement for the North Central Wind Facilities, (b) a $14 million annual depreciation increase primarily due to recovery of the Dolet Hills Power Station through 2026 and Pirkey Plant and Welsh Plant, Units 1 and 3 through 2037 and (c) a $6 million increase due to SPP costs. In January 2022, SWEPCo filed testimony revising the requested annual increase in Arkansas base rates to $81 million. SWEPCo requested that rates become effective in June 2022.

In May 2022, the APSC issued a final order approving an annual revenue increase of $49 million based upon a 9.5% ROE. The order also includes: (a) a capital structure of 55% debt and 45% common equity, (b) approval to recover the Dolet Hills Power Station as a regulatory asset over five years without a return on this investment resulting in an immaterial disallowance in the second quarter of 2022, (c) the denial of accelerated depreciation for the Pirkey Plant and Welsh Plant, Units 1 and 3 and (d) approval of a rider to recover SPP costs and revenues. The final order also denied the inclusion of the stand-alone NOLC in SWEPCo’s deferred tax assets, but included approval of the deferral of the forgone revenue requirement associated with the NOLC and excess NOLC, with recovery of the deferral contingent upon receipt of a supportive private letter ruling from the IRS. Rates were implemented with the first billing cycle of July 2022. In June 2022, SWEPCo filed a motion for rehearing with the APSC challenging the capital structure that was approved. In July 2022, the APSC denied the motion for rehearing.

2021 Louisiana Storm Cost Filing

In 2020, Hurricanes Laura and Delta caused power outages and extensive damage to the SWEPCo service territories, primarily impacting the Louisiana jurisdiction. Following both hurricanes, the LPSC issued orders allowing Louisiana utilities, including SWEPCo, to establish regulatory assets to track and defer expenses associated with these storms. In February 2021, severe winter weather impacted the Louisiana jurisdiction and in March 2021, the LPSC approved the deferral of incremental storm restoration expenses related to the winter storm. In October 2021, SWEPCo filed a request with the LPSC for recovery of $145 million in deferred storm costs associated with the three storms. As part of the filing, SWEPCo requested recovery of the carrying charges on the deferred regulatory asset at a weighted average cost of capital through a rider beginning in January 2022. In May 2022, LPSC staff testimony was submitted to the LPSC. In July 2022, SWEPCo filed rebuttal testimony which agreed to make a request for securitization as the LPSC staff had recommended in their testimony. An order is expected before the end of 2022. If any of the storm costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

February 2021 Severe Winter Weather Impacts in SPP

As discussed in the “PSO Rate Matters” section above, severe winter weather had a significant impact in SPP, resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021, to February 20, 2021, SWEPCo’s natural gas expenses and purchases of electricity still to be recovered from customers are $375 million as of June 30, 2022, of which $95 million, $134 million and $146 million is related to the Arkansas, Louisiana and Texas jurisdictions, respectively.

In March 2021, the APSC issued an order authorizing recovery of the Arkansas jurisdictional share of the retail customer fuel costs over five years, with the appropriate carrying charge to be determined at a later date. Subsequently, SWEPCo began recovery of these fuel costs. In April 2021, SWEPCo filed testimony supporting a five-year recovery with a carrying charge of 6.05%. In June 2022, the APSC ordered SWEPCo to recover the Arkansas jurisdictional share of the fuel costs over six years with a carrying charge equal to its weighted average cost of capital, subject to a prudency review and true-up.

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

In August 2021, SWEPCo filed an application with the PUCT to implement a net interim fuel surcharge for the Texas jurisdictional share of these retail fuel costs. The application requested a five-year recovery with a carrying charge of 7.18%. In March 2022, the PUCT ordered SWEPCo to recover the Texas jurisdictional share of the fuel costs over five years with a carrying charge of 1.65% and ordered SWEPCo to file a fuel reconciliation addressing fuel costs from January 1, 2020 through December 31, 2021.

If SWEPCo is unable to recover any of the costs relating to the extraordinary fuel and purchases of electricity, or obtain authorization of a reasonable carrying charge on these costs, it could reduce future net income and cash flows and impact financial condition.

FERC Rate Matters

FERC SPP Transmission Formula Rate Challenge (Applies to AEP, AEPTCo, PSO and SWEPCo)

In May 2021, certain joint customers submitted a formal challenge at the FERC related to the 2020 Annual Update of the 2019 SPP Transmission Formula Rates of the AEP transmission owning subsidiaries within SPP. In March 2022, the FERC issued an order on the formal challenge which ruled in favor of the joint customers on several issues. Management has determined that the result of the order will have an immaterial impact to the financial statements of AEP, AEPTCo, PSO and SWEPCo.

Independence Energy Connection Project (Applies to AEP)

In 2016, PJM approved the Independence Energy Connection Project (IEC) and included it in its Regional Transmission Expansion Plan to alleviate congestion. Transource Energy has an ownership interest in the IEC, which is located in Maryland and Pennsylvania. In June 2020, the Maryland Public Service Commission approved a Certificate of Public Convenience and Necessity to construct the portion of the IEC in Maryland. In May 2021, the Pennsylvania Public Utility Commission (PAPUC) denied the IEC certificate for siting and construction of the portion in Pennsylvania. Transource Energy appealed the PAPUC ruling in Pennsylvania state court and challenged the ruling before the United States District Court for the Middle District of Pennsylvania. In May 2022, the Pennsylvania state court issued an order affirming the PAPUC decision. The PAPUC decision remains subject to the jurisdiction and review of the United States District Court for the Middle District of Pennsylvania, which had stayed review of the PAPUC decision until the Pennsylvania state court had ordered.

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. At that time, PJM stated that the IEC has not been cancelled and remains necessary to alleviate congestion. PJM continues to evaluate reliability and market efficiency in the area. As of June 30, 2022, AEP’s share of IEC capital expenditures was approximately $82 million, located in Total Property, Plant and Equipment - Net on AEP’s balance sheets. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is cancelled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

FERC RTO Incentive Complaint (Applies to AEP, AEPTCo and OPCo)

In February 2022, the Office of the Ohio Consumers’ Counsel filed a complaint against AEPSC, American Transmission Systems, Inc. and Duke Energy Ohio, alleging the 50 basis point RTO incentive included in Ohio Transmission Owners’ respective transmission formula rates is not just and reasonable and therefore should be eliminated on the basis that RTO participation is not voluntary, but rather is required by Ohio law. In March 2022, AEPSC filed a motion to dismiss the Ohio Consumers’ Counsel’s February 2022 complaint with the FERC on the basis of certain deficiencies, including that the complaint fails to request relief that can be granted under FERC regulations because AEPSC is not a public utility nor does it have a transmission rate on file with the FERC. Management believes its financial statements adequately address the impact of the February 2022 complaint. If the FERC orders revenue reductions as a result of the complaint, including refunds from the date of the complaint filing, it could reduce future net income and cash flows and impact financial condition.

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

For current proceedings not specifically discussed below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial statements. The Commitments, Guarantees and Contingencies note within the 2021 Annual Report should be read in conjunction with this report.

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

AEP has $4 billion and $1 billion revolving credit facilities due in March 2027 and 2024, respectively, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. As of June 30, 2022, no letters of credit were issued under the revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under five uncommitted facilities totaling $400 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of June 30, 2022 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$323.8	July 2022 to June 2023
AEP Texas	2.2	July 2022

Guarantees of Equity Method Investees (Applies to AEP)

In 2019, AEP acquired Sempra Renewables LLC. The transaction resulted in the acquisition of a 50% ownership interest in five non-consolidated joint ventures and the acquisition of two tax equity partnerships. Parent has issued guarantees over the performance of the joint ventures. If a joint venture were to default on payments or performance, Parent would be required to make payments on behalf of the joint venture. As of June 30, 2022, the maximum potential amount of future payments associated with these guarantees was $135 million, with the last guarantee expiring in December 2037. The non-contingent liability recorded associated with these guarantees was $27 million, with an additional $2 million expected credit loss liability for the contingent portion of the guarantees. In accordance with the accounting guidance for guarantees, the initial recognition of the non-contingent liabilities increased AEP’s carrying values of the respective equity method investees. Management considered historical losses, economic conditions and reasonable and supportable forecasts in the calculation of the expected credit loss. As the joint ventures generate cash flows through PPAs, the measurement of the contingent portion of the guarantee liability is based upon assessments of the credit quality and default probabilities of the respective PPA counterparties.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of June 30, 2022, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase-and-sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase-and-sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of June 30, 2022, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$45.1
AEP Texas	10.9
APCo	6.1
I&M	4.2
OPCo	7.4
PSO	4.6
SWEPCo	5.2

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

The trusts own undivided interests in Rockport Plant, Unit 2 and leases equal portions to AEGCo and I&M.  In April 2021, AEGCo and I&M executed an agreement to purchase 100% of the interests in the Rockport Plant, Unit 2 effective at the end of the lease term in December 2022. In December 2021, AEGCo and I&M satisfied the necessary regulatory approvals to complete the acquisition. Upon receipt of the regulatory approval, the addition of the lessee forward purchase obligation resulted in the modified lease changing classification from operating to finance for AEGCo and I&M. The future minimum lease payments as of June 30, 2022, inclusive of the purchase obligation, were as follows:

Future Minimum Lease Payments	AEP (a)	I&M
	(in millions)
2022	$174.9	$87.4
Total Future Minimum Lease Payments	$174.9	$87.4

(a)AEP’s future minimum lease payments include equal shares from AEGCo and I&M.

The lease modification also created variable interests in the trusts that own the undivided interests in Rockport Plant, Unit 2 for AEGCo and I&M. Neither AEGCo nor I&M are the primary beneficiaries of the trusts because AEGCo nor I&M has the power to direct the most significant activities of the trusts. AEP and I&M’s maximum exposure to loss associated with the trust is equal to the total future minimum lease payments, inclusive of the purchase obligation, as shown in the table above.

AEPRO Boat and Barge Leases (Applies to AEP)

In 2015, AEP sold its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. Certain boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the respective lessors, ensuring future payments under such leases with maturities up to 2027. As of June 30, 2022, the maximum potential amount of future payments required under the guaranteed leases was $38 million. Under the terms of certain of the arrangements, upon the lessors exercising their rights after an event of default by the nonaffiliated party, AEP is entitled to enter into new lease arrangements as a lessee that would have substantially the same terms as the existing leases. Alternatively, for the arrangements with one of the lessors, upon an event of default by the nonaffiliated party and the lessor exercising its rights, payment to the lessor would allow AEP to step into the lessor’s rights as well as obtaining title to the assets. Under either situation, AEP would have the ability to utilize the assets in the normal course of barging operations. AEP would also have the right to sell the acquired assets for which it obtained title. As of June 30, 2022, AEP’s boat and barge lease guarantee liability was $2 million, of which $1 million was recorded in Other Current Liabilities and $1 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheets.

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

After the litigation proceeded at the district court and appellate court, in April 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $116 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. The agreement is subject to customary closing conditions and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. As a result, in May 2021, at the parties’ request, the district court entered a stipulation and order dismissing the case without prejudice to plaintiffs asserting their claims in a re-filed action or a new action. The required regulatory approvals at the IURC and FERC have been obtained that would allow the closing to occur as of the end of the lease in December 2022. The IURC order approved a settlement agreement addressing the future use of Rockport Plant, Unit 2 as a capacity resource and associated adjustments to I&M’s Indiana retail rates, along with certain other matters. Management believes its financial statements appropriately reflect the resolution of the litigation.

Claims Challenging Transition of American Electric Power System Retirement Plan to Cash Balance Formula

Four participants in The American Electric Power System Retirement Plan (the Plan) filed a class action complaint in December 2021 in the U.S. District Court for the Southern District of Ohio against AEPSC and the Plan. When the Plan’s benefit formula was changed in the year 2000, AEP provided a special provision for employees hired before January 1, 2001, allowing them to continue benefit accruals under the then benefit formula for a full 10 years alongside of the new cash balance benefit formula then being implemented.  Employees who were hired on or after January 1, 2001 accrued benefits only under the new cash balance benefit formula.  The Plaintiffs assert a number of claims on behalf of themselves and the purported class, including that: (a) the Plan violates the requirements under the Employee Retirement Income Security Act (ERISA) intended to preclude back-loading the accrual of benefits to the end of a participant’s career, (b) the Plan violates the age discrimination prohibitions of ERISA and the Age Discrimination in Employment Act and (c) AEP failed to provide required notice regarding the changes to the Plan. Among other relief, the Complaint seeks reformation of the Plan to provide additional benefits and the recovery of plan benefits for former employees under such reformed plan. The Plaintiffs previously had submitted claims for additional plan benefits to AEP, which were denied. On February 15, 2022, AEPSC and the Plan filed a motion to dismiss the complaint for failure to state a claim and briefing on the motion to dismiss has been completed. AEP will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

In August 2020, an AEP shareholder filed a putative class action lawsuit in the United States District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleged misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501(c)(4) organization contribution and lobbying activities in Ohio. The complaint sought monetary damages, among other forms of relief. In December 2021, the District Court issued an opinion and order dismissing the securities litigation complaint with prejudice, determining that the complaint failed to plead any actionable misrepresentations or omissions. The plaintiffs did not appeal the ruling.

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court has entered a scheduling order in the New York state court derivative action staying the case other than with respect to briefing the motion to dismiss. AEP filed its motion to dismiss on April 29, 2022 and briefing on the motion to dismiss has been completed. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP filed a motion to dismiss on May 3, 2022 and briefing on the motion to dismiss has been completed. Discovery remains stayed pending the district court’s ruling on the motion to dismiss. The plaintiff in the Ohio state court case advised that they no longer agreed to stay the proceedings, therefore, AEP filed a motion to continue the stays of proceedings on May 20, 2022 and the plaintiff filed an amended complaint on June 2, 2022. On June 15, 2022 the Ohio state court entered an order continuing the stay of that case until the resolution of the consolidated derivative actions pending in Ohio federal district court. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In March 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter is directed to the Board of Directors of AEP and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by directors and officers, and that, following such investigation, AEP commence a civil action for breaches of fiduciary duty and related claims and take appropriate disciplinary action against those individuals who allegedly harmed the company. The shareholder that sent the letter has since withdrawn the litigation demand, which is now terminated and of no further effect.

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the benefits to AEP from the passage of HB 6 and documents relating to AEP’s financial processes and controls. AEP is cooperating fully with the SEC’s subpoena. Although the outcome of the SEC’s investigation cannot be predicted, management does not believe the results of this inquiry will have a material impact on financial condition, results of operations or cash flows.

6. ACQUISITIONS, ASSETS AND LIABILITIES HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

The disclosures in this note apply to AEP unless indicated otherwise.

ACQUISITIONS

Dry Lake Solar Project (Generation & Marketing Segment) (Applies to AEP)

In November 2020, AEP signed a Purchase and Sale Agreement with a nonaffiliate to acquire a 75% interest in the entity that owns the 100 MW Dry Lake Solar Project (collectively referred to as Dry Lake) located in southern Nevada for approximately $114 million. In March 2021, AEP closed the transaction and the solar project was placed in-service in May 2021. Approximately $103 million of the purchase price was paid upon closing of the transaction and the remaining $11 million was paid when the project was placed in-service. In accordance with the accounting guidance for “Business Combinations,” management determined that the acquisition of Dry Lake represents an asset acquisition. Additionally, and in accordance with the accounting guidance for “Consolidation,” management concluded that Dry Lake is a VIE and that AEP is the primary beneficiary based on its power as managing member to direct the activities that most significantly impact Dry Lake’s economic performance. As the primary beneficiary of Dry Lake, AEP consolidates Dry Lake into its financial statements. As a result, to account for the initial consolidation of Dry Lake, management applied the acquisition method by allocating the purchase price based on the relative fair value of the assets acquired and noncontrolling interest assumed.  The fair value of the primary assets acquired and the noncontrolling interest assumed was determined using the market approach.  The key input assumptions were the transaction price paid for AEP’s interest in Dry Lake and recent third-party market transactions for similar solar generation facilities. The nonaffiliated interest in Dry Lake is presented in Noncontrolling Interests on the balance sheets. Subsequent to close of the transaction, the noncontrolling interest made additional asset contributions of $16 million. As of June 30, 2022, AEP recognized approximately $144 million of Property, Plant and Equipment and approximately $35 million of Noncontrolling Interest on the balance sheets.

North Central Wind Energy Facilities (Vertically Integrated Utilities Segment) (Applies to AEP, PSO and SWEPCo)

In 2020, PSO and SWEPCo received regulatory approvals to acquire the NCWF, comprised of three Oklahoma wind facilities totaling 1,484 MWs, on a fixed cost turn-key basis at completion. PSO and SWEPCo own undivided interests of 45.5% and 54.5% of the NCWF, respectively. In total, the three wind facilities cost approximately $2 billion and consist of Traverse (998 MW), Maverick (287 MW) and Sundance (199 MW). Output from the NCWF serves retail load in PSO’s Oklahoma service territory and both retail and FERC wholesale load in SWEPCo’s service territories in Arkansas and Louisiana. The Oklahoma and Louisiana portions of the NCWF revenue requirement, net of PTC benefit, are recoverable through authorized riders beginning at commercial operation and until such time as amounts are reflected in base rates. Recovery of the Arkansas portion of the NCWF revenue requirement through base rates was approved by the APSC in May 2022. The NCWF are subject to various regulatory performance requirements. If these performance requirements are not met, PSO and SWEPCo would recognize a regulatory liability to refund retail customers.

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

In March 2022, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Traverse during its development and construction for $1.2 billion, the third of the three NCWF acquisitions. Immediately following the acquisition, PSO and SWEPCo liquidated the entity and simultaneously distributed the Traverse assets in proportion to their undivided ownership interests. Traverse was placed in-service in March 2022.

In accordance with the guidance for “Business Combinations,” management determined that the acquisitions of the NCWF projects represent asset acquisitions.  As of June 30, 2022, PSO and SWEPCo had approximately $889 million and $1.1 billion, of gross Property, Plant and Equipment on the balance sheets, respectively, related to the NCWF projects. On an ongoing basis, management further determined that PSO and SWEPCo should apply the joint plant accounting model to account for their respective undivided interests in the assets, liabilities, revenues and expenses of the NCWF projects.

The respective Purchase and Sale Agreements (PSAs) include interests in numerous land contracts, as originally executed between the nonaffiliated party and the respective owners of the properties as defined in the contracts. These contracts provide for easement and access rights to the land that Sundance, Maverick and Traverse were built upon. The lessee interests in the land contracts were transferred to Sundance, Maverick and Traverse (and subsequently to PSO and SWEPCo) as a part of the closings of the respective PSAs. The Current Obligations Under Operating Leases related to the NCWF projects were immaterial as of June 30, 2022 and December 31, 2021 for PSO and SWEPCo. See the table below for the Noncurrent Obligations Under Operating Leases for the NCWF projects for PSO and SWEPCo:

	PSO		SWEPCo
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions)
Project
Sundance	$12.6	$12.6	$15.0	$15.1
Maverick	18.0	18.0	21.6	21.6
Traverse	40.0	—	47.9	—
Total	$70.6	$30.6	$84.5	$36.7

ASSETS AND LIABILITIES HELD FOR SALE

Disposition of KPCo and KTCo (Vertically Integrated Utilities and AEP Transmission Holdco Segments) (Applies to AEP and AEPTCo)

In October 2021, AEP entered into a Stock Purchase Agreement to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to certain conditions contingent upon the closing of the sale. Clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and clearance from the Committee on Foreign Investment in the United States has also been received. The sale remains subject to FERC approval and to the satisfaction or waiver of the Stock Purchase Agreement condition precedent requiring the issuance of orders by the KPSC, WVPSC and FERC approving a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo.

Mitchell Plant Operations and Maintenance Agreement and Ownership Agreement

KPCo currently operates and owns a 50% undivided interest in the 1,560 MW coal-fired Mitchell Plant with the remaining 50% owned by WPCo. As of June 30, 2022, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $584 million.

In November 2021, AEP made filings with the KPSC, WVPSC and FERC seeking approval of a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement. In February 2022, AEP filed a motion to withdraw its filing with the FERC. The KPSC and WVPSC issued orders addressing AEP’s filings in May 2022 and July 2022. Those orders approved agreements that differ in material respects. In July 2022, KPCo and WPCo made filings with the KPSC and WVPSC, respectively, informing the respective commissions that until consistent new agreements are approved by the two state jurisdictions and the FERC, the new proposed agreements cannot be entered into by KPCo and WPCo. The existing Mitchell Plant agreement remains in place in accordance with its terms as the document governing operations and the contractual relationship between the two owners, including CCR and ELG investments in accordance with each state commission’s directives.

Transfer of Ownership

FERC Proceedings

In December 2021, Liberty, KPCo and KTCo requested FERC approval of the sale under Section 203 of the Federal Power Act. In February 2022, several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission rates of applicants. In April 2022, the FERC issued a deficiency letter stating that the Section 203 application is deficient and that additional information is required to process it. In May 2022, Liberty, KPCo and KTCo supplemented the application and in June 2022, the FERC issued an order formally notifying AEP that it was exercising its ability to take up to an additional 180 days to act on the application. An order from the FERC is expected on the matter in the third quarter of 2022.

KPSC Proceedings

In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to conditions contingent upon the closing of the sale, including establishment of regulatory liabilities to subsidize retail customer transmission and distribution expenses, a fuel adjustment clause bill credit, and a three-year Big Sandy decommissioning rider rate holiday during which KPCo’s carrying charge is reduced by fifty percent. As a result of the conditions imposed by the KPSC, in the second quarter of 2022, AEP recorded a $69 million loss on the expected sale of the Kentucky Operations in accordance with the accounting guidance for Fair Value Measurement. AEP expects cash proceeds, net of taxes and transaction fees, from the sale of approximately $1.4 billion.

Subject to receipt of FERC authorization under Section 203 of the Federal Power Act and satisfaction or waiver of certain conditions precedent in the Stock Purchase Agreement, including the approval of the proposed new Mitchell agreements mentioned above, the sale is expected to close in the third quarter of 2022 with Liberty acquiring the assets and assuming the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction. AEP plans to use the proceeds to eliminate forecasted equity needs in 2022 as the company invests in regulated renewables, transmission and other projects. If additional reductions in the fair value of the Kentucky Operations occur, it would reduce future net income and cash flows.

The Income Before Income Tax Expense (Benefit) of KPCo and KTCo were not material to AEP and AEPTCo for the three and six months ended June 30, 2022 and 2021, respectively.

The major classes of KPCo and KTCo’s assets and liabilities presented in Assets Held for Sale and Liabilities Held for Sale on the balance sheets of AEP and AEPTCo are shown in the table below:

	AEP		AEPTCo
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions)
ASSETS
Accounts Receivable and Accrued Unbilled Revenues	$87.1	$33.2	$1.9	$1.5
Fuel, Materials and Supplies	37.4	30.6	—	—
Property, Plant and Equipment, Net	2,358.0	2,302.7	166.9	165.3
Regulatory Assets	484.5	484.7	—	—
Other Classes of Assets that are not Major	47.5	68.5	2.7	1.1
Total Major Classes of Assets Held for Sale	3,014.5	2,919.7	171.5	167.9
Loss on the Expected Sale of Kentucky Operations	(68.8)	—	—	—
Assets Held for Sale	$2,945.7	$2,919.7	$171.5	$167.9

LIABILITIES
Accounts Payable	$74.3	$53.4	$1.2	$1.1
Long-term Debt Due Within One Year	415.0	200.0	—	—
Customer Deposits	38.0	32.4	—	—
Deferred Income Taxes	453.5	441.6	16.2	15.4
Long-term Debt	688.3	903.1	—	—
Regulatory Liabilities and Deferred Investment Tax Credits	140.1	148.1	7.9	7.6
Other Classes of Liabilities that are not Major	91.1	102.3	2.3	3.5
Liabilities Held for Sale	$1,900.3	$1,880.9	$27.6	$27.6

DISPOSITIONS

Disposition of Mineral Rights (Generation & Marketing Segment) (Applies to AEP)

In June 2022, AEP closed on the sale of certain mineral rights to a nonaffiliated third-party and received $120 million of proceeds. The sale resulted in a pretax gain of $116 million in the second quarter of 2022.

IMPAIRMENTS

Flat Ridge 2 Wind LLC (Generation & Marketing Segment) (Applies to AEP)

In April 2019, AEP acquired Sempra Renewables LLC and its ownership interests in 724 MWs of wind generation and battery assets. The acquisition included a 50% ownership interest in five non-consolidated joint ventures, including Flat Ridge 2 Wind LLC (Flat Ridge 2), and two tax equity partnerships. The five non-consolidated joint ventures are jointly owned and operated by BP Wind Energy. Flat Ridge 2 sells electricity to three counterparties through long-term PPAs.

Regarding AEP’s investment in Flat Ridge 2, in June 2022, as a result of deteriorating financial performance, sale negotiations AEP’s ongoing evaluation and ultimate decision to exit the investment in the near term, in June 2022 management determined a decline in the fair value of AEP’s investment in Flat Ridge 2 was other than temporary. In accordance with the accounting guidance for “Investments - Equity Method and Joint Ventures”, AEP recorded a pretax other than temporary impairment charge of $186 million in Equity Earnings (Losses) of Unconsolidated Subsidiaries in AEP’s Statement of Income in the second quarter of 2022. AEP’s determination of fair value utilized ASC 820 Fair Value Measurement market approach to valuation and was based on Level 2 pricing information from a third-party market participant. The carrying value of the investment in Flat Ridge 2 was not material to AEP as of June 30, 2022.

7.  BENEFIT PLANS

The disclosures in this note apply to all Registrants except AEPTCo.

AEP sponsors a qualified pension plan and two unfunded nonqualified pension plans.  Substantially all AEP employees are covered by the qualified plan or both the qualified and a nonqualified pension plan.  AEP also sponsors OPEB plans to provide health and life insurance benefits for retired employees.

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

AEP

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$30.8	$32.3	$1.9	$2.4
Interest Cost	37.1	34.3	7.3	7.6
Expected Return on Plan Assets	(63.3)	(57.4)	(27.5)	(22.8)
Amortization of Prior Service Credit	—	—	(17.9)	(17.7)
Amortization of Net Actuarial Loss	15.7	25.4	—	—
Net Periodic Benefit Cost (Credit)	$20.3	$34.6	$(36.2)	$(30.5)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$61.6	$64.6	$3.7	$4.8
Interest Cost	74.1	68.6	14.6	15.2
Expected Return on Plan Assets	(126.7)	(114.9)	(55.0)	(45.6)
Amortization of Prior Service Credit	—	—	(35.7)	(35.4)
Amortization of Net Actuarial Loss	31.5	50.8	—	—
Net Periodic Benefit Cost (Credit)	$40.5	$69.1	$(72.4)	$(61.0)

AEP Texas

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.8	$2.9	$0.1	$0.1
Interest Cost	3.0	2.8	0.5	0.6
Expected Return on Plan Assets	(5.2)	(4.8)	(2.2)	(1.8)
Amortization of Prior Service Credit	—	—	(1.5)	(1.5)
Amortization of Net Actuarial Loss	1.3	2.0	—	—
Net Periodic Benefit Cost (Credit)	$1.9	$2.9	$(3.1)	$(2.6)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$5.6	$5.9	$0.2	$0.3
Interest Cost	6.0	5.6	1.1	1.2
Expected Return on Plan Assets	(10.5)	(9.7)	(4.5)	(3.7)
Amortization of Prior Service Credit	—	—	(3.0)	(3.0)
Amortization of Net Actuarial Loss	2.6	4.1	—	—
Net Periodic Benefit Cost (Credit)	$3.7	$5.9	$(6.2)	$(5.2)

APCo

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.8	$2.9	$0.2	$0.2
Interest Cost	4.4	4.1	1.1	1.2
Expected Return on Plan Assets	(8.1)	(7.2)	(4.0)	(3.3)
Amortization of Prior Service Credit	—	—	(2.6)	(2.6)
Amortization of Net Actuarial Loss	1.8	3.0	—	—
Net Periodic Benefit Cost (Credit)	$0.9	$2.8	$(5.3)	$(4.5)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$5.7	$5.9	$0.4	$0.5
Interest Cost	8.8	8.2	2.3	2.4
Expected Return on Plan Assets	(16.2)	(14.5)	(8.1)	(6.7)
Amortization of Prior Service Credit	—	—	(5.2)	(5.2)
Amortization of Net Actuarial Loss	3.6	6.0	—	—
Net Periodic Benefit Cost (Credit)	$1.9	$5.6	$(10.6)	$(9.0)

I&M

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$4.1	$4.3	$0.3	$0.3
Interest Cost	4.2	4.1	0.9	0.9
Expected Return on Plan Assets	(8.1)	(7.2)	(3.5)	(2.8)
Amortization of Prior Service Credit	—	—	(2.5)	(2.4)
Amortization of Net Actuarial Loss	1.7	3.0	—	—
Net Periodic Benefit Cost (Credit)	$1.9	$4.2	$(4.8)	$(4.0)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$8.1	$8.7	$0.5	$0.6
Interest Cost	8.4	8.1	1.7	1.8
Expected Return on Plan Assets	(16.1)	(14.4)	(6.9)	(5.6)
Amortization of Prior Service Credit	—	—	(4.9)	(4.8)
Amortization of Net Actuarial Loss	3.5	5.9	—	—
Net Periodic Benefit Cost (Credit)	$3.9	$8.3	$(9.6)	$(8.0)

OPCo

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.9	$2.8	$0.1	$0.2
Interest Cost	3.2	3.1	0.8	0.8
Expected Return on Plan Assets	(6.2)	(5.5)	(2.9)	(2.5)
Amortization of Prior Service Credit	—	—	(1.8)	(1.8)
Amortization of Net Actuarial Loss	1.4	2.3	—	—
Net Periodic Benefit Cost (Credit)	$1.3	$2.7	$(3.8)	$(3.3)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$5.6	$5.7	$0.3	$0.4
Interest Cost	6.6	6.2	1.5	1.6
Expected Return on Plan Assets	(12.4)	(11.1)	(5.9)	(4.9)
Amortization of Prior Service Credit	—	—	(3.6)	(3.6)
Amortization of Net Actuarial Loss	2.8	4.5	—	—
Net Periodic Benefit Cost (Credit)	$2.6	$5.3	$(7.7)	$(6.5)

PSO

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$1.8	$2.1	$0.1	$0.1
Interest Cost	1.7	1.6	0.3	0.4
Expected Return on Plan Assets	(3.4)	(3.1)	(1.5)	(1.2)
Amortization of Prior Service Credit	—	—	(1.1)	(1.1)
Amortization of Net Actuarial Loss	0.8	1.2	—	—
Net Periodic Benefit Cost (Credit)	$0.9	$1.8	$(2.2)	$(1.8)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$3.7	$4.0	$0.2	$0.3
Interest Cost	3.5	3.3	0.7	0.8
Expected Return on Plan Assets	(6.8)	(6.2)	(3.0)	(2.5)
Amortization of Prior Service Credit	—	—	(2.2)	(2.2)
Amortization of Net Actuarial Loss	1.5	2.5	—	—
Net Periodic Benefit Cost (Credit)	$1.9	$3.6	$(4.3)	$(3.6)

SWEPCo

	Pension Plans		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.7	$2.8	$0.2	$0.2
Interest Cost	2.3	2.1	0.4	0.5
Expected Return on Plan Assets	(3.6)	(3.4)	(1.8)	(1.5)
Amortization of Prior Service Credit	—	—	(1.3)	(1.3)
Amortization of Net Actuarial Loss	0.9	1.6	—	—
Net Periodic Benefit Cost (Credit)	$2.3	$3.1	$(2.5)	$(2.1)

	Pension Plans		OPEB
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$5.3	$5.7	$0.3	$0.3
Interest Cost	4.6	4.2	0.9	1.0
Expected Return on Plan Assets	(7.3)	(6.8)	(3.7)	(3.0)
Amortization of Prior Service Credit	—	—	(2.6)	(2.6)
Amortization of Net Actuarial Loss	1.9	3.1	—	—
Net Periodic Benefit Cost (Credit)	$4.5	$6.2	$(5.1)	$(4.3)

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

The tables below represent AEP’s reportable segment income statement information for the three and six months ended June 30, 2022 and 2021 and reportable segment balance sheet information as of June 30, 2022 and December 31, 2021.

	Three Months Ended June 30, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,595.0	$1,296.8	$79.1	$654.4	$14.4	$—	$4,639.7
Other Operating Segments	53.5	4.8	299.7	5.2	10.1	(373.3)	—
Total Revenues	$2,648.5	$1,301.6	$378.8	$659.6	$24.5	$(373.3)	$4,639.7

Net Income (Loss)	$303.3	$164.8	$142.7	$65.9	$(155.9)	$—	$520.8

	Three Months Ended June 30, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,224.6	$1,089.6	$86.4	$422.5	$3.4	$—	$3,826.5
Other Operating Segments	36.0	13.8	291.8	14.1	12.1	(367.8)	—
Total Revenues	$2,260.6	$1,103.4	$378.2	$436.6	$15.5	$(367.8)	$3,826.5

Net Income (Loss)	$228.8	$153.7	$169.6	$46.5	$(24.8)	$—	$573.8

	Six Months Ended June 30, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$5,241.8	$2,539.0	$162.5	$1,263.9	$25.1	$—	$9,232.3
Other Operating Segments	94.1	9.4	627.7	15.0	19.3	(765.5)	—
Total Revenues	$5,335.9	$2,548.4	$790.2	$1,278.9	$44.4	$(765.5)	$9,232.3

Net Income (Loss)	$602.5	$317.6	$316.4	$181.9	$(179.5)	$—	$1,238.9

	Six Months Ended June 30, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$4,729.1	$2,171.9	$174.3	$1,024.2	$8.1	$—	$8,107.6
Other Operating Segments	68.8	19.6	580.9	46.6	20.3	(736.2)	—
Total Revenues	$4,797.9	$2,191.5	$755.2	$1,070.8	$28.4	$(736.2)	$8,107.6

Net Income (Loss)	$500.2	$268.1	$342.8	$84.7	$(43.2)	$—	$1,152.6

	June 30, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets (d)	$48,926.6	$22,444.5	$14,472.1	$5,202.3	$6,566.0	(b)	$(6,750.2)	(c)	$90,861.3

	December 31, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets (d)	$46,974.2	$21,120.2	$13,873.3	$4,263.6	$5,846.5	(b)	$(4,409.1)	(c)	$87,668.7

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
(d)Amount includes Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

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

The tables below present AEPTCo’s reportable segment income statement information for the three and six months ended June 30, 2022 and 2021 and reportable segment balance sheet information as of June 30, 2022 and December 31, 2021.

	Three Months Ended June 30, 2022
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$77.3	$—		$—	$77.3
Sales to AEP Affiliates	287.1	—		—	287.1
Total Revenues	$364.4	$—		$—	$364.4

Net Income	$118.4	$0.1	(a)	$—	$118.5

	Three Months Ended June 30, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$84.1	$—		$—	$84.1
Sales to AEP Affiliates	281.4	—		—	281.4
Total Revenues	$365.5	$—		$—	$365.5

Net Income	$148.5	$0.1	(a)	$—	$148.6

	Six Months Ended June 30, 2022
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$162.3	$—		$—	$162.3
Sales to AEP Affiliates	602.5	—		—	602.5
Total Revenues	$764.8	$—		$—	$764.8

Net Income	$273.8	$0.1	(a)	$—	$273.9

	Six Months Ended June 30, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$160.1	$—		$—	$160.1
Sales to AEP Affiliates	567.0	—		—	567.0
Other Revenues	0.1	—		—	0.1
Total Revenues	$727.2	$—		$—	$727.2

Net Income	$300.2	$0.1	(a)	$—	$300.3

	June 30, 2022
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets (d)	$13,152.5	$4,928.4	(b)	$(4,991.1)	(c)	$13,089.8

	December 31, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets (d)	$12,564.3	$4,389.5	(b)	$(4,429.4)	(c)	$12,524.4

(a)Includes the elimination of AEPTCo Parent’s equity earnings in the State Transcos.
(b)Includes the elimination of AEPTCo Parent’s investments in State Transcos.
(c)Primarily relates to the elimination of Notes Receivable from the State Transcos.
(d)Amount includes Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

Notional Volume of Derivative Instruments
June 30, 2022

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	283.9	—	39.7	8.4	2.6	8.3	5.6
Natural Gas	MMBtus	47.8	—	—	—	—	—	2.7
Heating Oil and Gasoline	Gallons	5.9	1.5	0.8	0.6	1.2	0.7	0.8
Interest Rate	USD	$108.6	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$1,150.0	$—	$—	$—	$—	$—	$—
December 31, 2021

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	287.9	—	33.1	13.6	2.7	11.9	3.4
Natural Gas	MMBtus	34.1	—	—	—	—	1.3	5.1
Heating Oil and Gasoline	Gallons	7.4	1.9	1.1	0.7	1.5	0.8	1.0
Interest Rate	USD	$116.5	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$950.0	$—	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles. AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $1.1 billion and $263 million as of June 30, 2022 and December 31, 2021, respectively. AEP netted cash collateral paid to third-parties against short-term and long-term risk management liabilities in the amounts of $0 and $3 million as of June 30, 2022 and December 31, 2021, respectively. The netted cash collateral from third-parties against short-term and long-term risk management assets and netted cash collateral paid to third-parties against short-term and long-term risk management liabilities were immaterial for the Registrant Subsidiaries as of June 30, 2022 and December 31, 2021.

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets. Unless shown as a separate line on the balance sheets due to materiality, Current Risk Management Assets are included in Prepayments and Other Current Assets, Long-term Risk Management Assets are included in Deferred Charges and Other Noncurrent Assets, Current Risk Management Liabilities are included in Other Current Liabilities and Long-term Risk Management Liabilities are included in Deferred Credits and Other Noncurrent Liabilities on the balance sheets.

AEP

	June 30, 2022
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets (d)	$1,655.3	$522.5	$—	$2,177.8	$(1,724.3)	$453.5
Long-term Risk Management Assets	625.1	171.6	4.4	801.1	(636.2)	164.9
Total Assets	2,280.4	694.1	4.4	2,978.9	(2,360.5)	618.4

Current Risk Management Liabilities (e)	1,198.2	13.5	19.5	1,231.2	(1,051.5)	179.7
Long-term Risk Management Liabilities	449.6	4.8	80.1	534.5	(222.5)	312.0
Total Liabilities	1,647.8	18.3	99.6	1,765.7	(1,274.0)	491.7

Total MTM Derivative Contract Net Assets (Liabilities) (f)	$632.6	$675.8	$(95.2)	$1,213.2	$(1,086.5)	$126.7

	December 31, 2021
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets (d)	$513.4	$176.0	$1.2	$690.6	$(496.2)	$194.4
Long-term Risk Management Assets	370.5	89.1	—	459.6	(192.6)	267.0
Total Assets	883.9	265.1	1.2	1,150.2	(688.8)	461.4

Current Risk Management Liabilities (e)	395.7	40.9	—	436.6	(361.2)	75.4
Long-term Risk Management Liabilities	243.9	16.7	38.1	298.7	(68.4)	230.3
Total Liabilities	639.6	57.6	38.1	735.3	(429.6)	305.7

Total MTM Derivative Contract Net Assets (Liabilities)	$244.3	$207.5	$(36.9)	$414.9	$(259.2)	$155.7

AEP Texas

June 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$1.6	$(1.4)	$0.2
Long-term Risk Management Assets	—	—	—
Total Assets	1.6	(1.4)	0.2

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$1.6	$(1.4)	$0.2

December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$0.6	$(0.6)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.6	(0.6)	—

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$0.6	$(0.6)	$—

APCo

	June 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$82.0	$(2.3)	$79.7
Long-term Risk Management Assets	0.6	(0.6)	—
Total Assets	82.6	(2.9)	79.7

Current Risk Management Liabilities	1.6	(1.6)	—
Long-term Risk Management Liabilities	0.6	(0.6)	—
Total Liabilities	2.2	(2.2)	—

Total MTM Derivative Contract Net Assets (Liabilities) (f)	$80.4	$(0.7)	$79.7

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$47.5	$(5.5)	$42.0
Long-term Risk Management Assets	0.2	(0.2)	—
Total Assets	47.7	(5.7)	42.0

Current Risk Management Liabilities	7.2	(6.4)	0.8
Long-term Risk Management Liabilities	0.2	(0.2)	—
Total Liabilities	7.4	(6.6)	0.8

Total MTM Derivative Contract Net Assets	$40.3	$0.9	$41.2

I&M

	June 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$11.4	$(1.5)	$9.9
Long-term Risk Management Assets	0.4	(0.4)	—
Total Assets	11.8	(1.9)	9.9

Current Risk Management Liabilities	1.0	(1.0)	—
Long-term Risk Management Liabilities	0.4	(0.4)	—
Total Liabilities	1.4	(1.4)	—

Total MTM Derivative Contract Net Assets (Liabilities) (f)	$10.4	$(0.5)	$9.9

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$11.1	$(7.8)	$3.3
Long-term Risk Management Assets	0.2	(0.2)	—
Total Assets	11.3	(8.0)	3.3

Current Risk Management Liabilities	14.8	(9.8)	5.0
Long-term Risk Management Liabilities	0.2	(0.2)	—
Total Liabilities	15.0	(10.0)	5.0

Total MTM Derivative Contract Net Assets (Liabilities)	$(3.7)	$2.0	$(1.7)

OPCo

	June 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$2.4	$(1.1)	$1.3
Long-term Risk Management Assets	—	—	—
Total Assets	2.4	(1.1)	1.3

Current Risk Management Liabilities	0.1	(0.1)	—
Long-term Risk Management Liabilities	49.6	—	49.6
Total Liabilities	49.7	(0.1)	49.6

Total MTM Derivative Contract Net Liabilities (f)	$(47.3)	$(1.0)	$(48.3)

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.5	$(0.5)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.5	(0.5)	—

Current Risk Management Liabilities	6.7	—	6.7
Long-term Risk Management Liabilities	85.8	—	85.8
Total Liabilities	92.5	—	92.5

Total MTM Derivative Contract Net Liabilities	$(92.0)	$(0.5)	$(92.5)

PSO

	June 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$66.3	$(1.7)	$64.6
Long-term Risk Management Assets	—	—	—
Total Assets	66.3	(1.7)	64.6

Current Risk Management Liabilities	1.1	(1.1)	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	1.1	(1.1)	—

Total MTM Derivative Contract Net Assets (Liabilities) (f)	$65.2	$(0.6)	$64.6

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$12.4	$(0.3)	$12.1
Long-term Risk Management Assets	—	—	—
Total Assets	12.4	(0.3)	12.1

Current Risk Management Liabilities	3.7	—	3.7
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	3.7	—	3.7

Total MTM Derivative Contract Net Assets (Liabilities)	$8.7	$(0.3)	$8.4

SWEPCo

	June 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$47.1	$(1.7)	$45.4
Long-term Risk Management Assets	—	—	—
Total Assets	47.1	(1.7)	45.4

Current Risk Management Liabilities	0.9	(0.9)	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.9	(0.9)	—

Total MTM Derivative Contract Net Assets (Liabilities) (f)	$46.2	$(0.8)	$45.4

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$10.1	$(0.3)	$9.8
Long-term Risk Management Assets	1.1	—	1.1
Total Assets	11.2	(0.3)	10.9

Current Risk Management Liabilities	2.1	—	2.1
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	2.1	—	2.1

Total MTM Derivative Contract Net Assets (Liabilities)	$9.1	$(0.3)	$8.8

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
(d)Amount excludes Risk Management Assets of $13.6 million and $6 million as of June 30, 2022 and December 31, 2021, respectively, classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(e)Amount excludes Risk Management Liabilities of $0 and $0.1 million as of June 30, 2022 and December 31, 2021, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(f)Increase in amounts as of June 30, 2022 are primarily due to increases in commodity prices for power and natural gas and an increase in value of FTRs.

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on
Risk Management Contracts

	Three Months Ended June 30, 2022
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.1	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	121.0	—	—	—	—	—	—
Purchased Electricity for Resale	0.9	—	0.7	—	—	0.1	—
Other Operation	1.7	0.5	0.2	0.2	0.3	0.2	0.3
Maintenance	2.4	0.7	0.4	0.2	0.4	0.3	0.4
Regulatory Assets (a)	21.4	0.1	0.1	0.3	21.0	—	(0.1)
Regulatory Liabilities (a)	110.4	—	21.6	1.5	1.6	39.0	36.9
Total Gain on Risk Management Contracts (b)	$257.9	$1.3	$23.0	$2.2	$23.3	$39.6	$37.5

	Three Months Ended June 30, 2021
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.1	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	16.5	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	—	—	—	—
Purchased Electricity for Resale	0.6	—	0.5	0.1	—	—	—
Other Operation	0.7	0.2	0.1	0.1	0.1	0.1	0.1
Maintenance	0.8	0.3	0.1	—	0.1	—	0.1
Regulatory Assets (a)	(7.0)	—	—	(5.1)	(1.2)	—	0.5
Regulatory Liabilities (a)	55.1	0.2	11.3	3.4	2.2	15.0	19.6
Total Gain (Loss) on Risk Management Contracts	$66.8	$0.7	$12.1	$(1.5)	$1.2	$15.1	$20.3

	Six Months Ended June 30, 2022
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.1	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	273.3	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	(0.1)	—	—	—
Purchased Electricity for Resale	2.4	—	2.1	—	—	0.1	—
Other Operation	2.3	0.7	0.2	0.3	0.4	0.3	0.4
Maintenance	3.2	0.9	0.5	0.3	0.5	0.4	0.5
Regulatory Assets (a)	45.0	0.1	—	(1.3)	44.9	3.6	(2.2)
Regulatory Liabilities (a)	146.9	0.9	20.2	3.2	1.6	51.7	57.8
Total Gain on Risk Management Contracts (b)	$473.2	$2.6	$23.1	$2.4	$47.4	$56.1	$56.5

	Six Months Ended June 30, 2021
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.3	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	16.1	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.3	—	—	—	—
Purchased Electricity for Resale	1.0	—	0.9	0.1	—	—	—
Other Operation	1.0	0.3	0.1	0.1	0.2	0.1	0.1
Maintenance	1.3	0.4	0.2	0.1	0.2	0.1	0.2
Regulatory Assets (a)	(0.6)	—	—	(6.0)	5.4	—	1.3
Regulatory Liabilities (a)	77.1	0.6	14.7	0.2	5.1	26.2	25.8
Total Gain (Loss) on Risk Management Contracts	$96.2	$1.3	$16.2	$(5.5)	$10.9	$26.4	$27.4

(a)Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the balance sheets.
(b)Increase in amounts for the three and six months ended June 30, 2022 are primarily due to increases in commodity prices for power and natural gas and an increase in value of FTRs.

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions)
Long-term Debt (a) (b)	$(886.8)	$(952.3)	$57.7	$(8.5)

(a)Amounts included on the balance sheets within Long-term Debt Due within One Year and Long-term Debt, respectively.
(b)Amounts include $(42) million and $(46) million as of June 30, 2022 and December 31, 2021, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$(17.6)	$9.5	$(62.4)	$(23.7)
Fair Value Portion of Long-term Debt (a)	17.6	(9.5)	62.4	23.7

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three and six months ended June 30, 2022 and 2021, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three and six months ended June 30, 2022 AEP applied cash flow hedging to outstanding interest rate derivatives and the Registrant Subsidiaries did not. During the three and six months ended June 30, 2021, AEP and APCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	June 30, 2022		December 31, 2021
	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AOCI Gain (Loss) Net of Tax	$533.6	$(10.8)	$163.7	$(21.3)
Portion Expected to be Reclassed to Net Income During the Next Twelve Months	402.1	(2.3)	106.7	(3.3)

As of June 30, 2022 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 105 months and 102 months for commodity and interest rate hedges, respectively.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	June 30, 2022		December 31, 2021
	Interest Rate
		Expected to be		Expected to be
		Reclassified to		Reclassified to
		Net Income During		Net Income During
	AOCI Gain (Loss)	the Next	AOCI Gain (Loss)	the Next
Company	Net of Tax	Twelve Months	Net of Tax	Twelve Months
	(in millions)
AEP Texas	$(0.8)	$(0.8)	$(1.3)	$(1.1)
APCo	7.1	0.8	7.5	0.8
I&M	(5.9)	(1.3)	(6.7)	(1.6)
SWEPCo	1.2	0.2	1.2	0.1

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

Credit-Risk-Related Contingent Features

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  AEP had derivative contracts with collateral triggering events in a net liability position with a total exposure of $7 million and $9 million as of June 30, 2022 and December 31, 2021, respectively. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of June 30, 2022 and December 31, 2021.

Cross-Acceleration Triggers

Certain interest rate derivative contracts contain cross-acceleration provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-acceleration provisions could be triggered if there was a non-performance event by the Registrants under any of their outstanding debt of at least $50 million and the lender on that debt has accelerated the entire repayment obligation. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-acceleration provisions in contracts. AEP had derivative contracts with cross-acceleration provisions in a net liability position of $99 million and $40 million as of June 30, 2022 and December 31, 2021, respectively. There was no cash collateral posted as of June 30, 2022 and December 31, 2021, respectively. If a cross-acceleration provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries had no derivative contracts with cross-acceleration provisions outstanding as of June 30, 2022 and December 31, 2021.

Cross-Default Triggers (Applies to AEP, APCo, I&M and SWEPCo)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third-party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. AEP had derivative liabilities subject to cross-default provisions in a net liability position of $228 million and $76 million as of June 30, 2022 and December 31, 2021, respectively, after considering contractual netting arrangements. Cash collateral posted as of June 30, 2022 and December 31, 2021 was not material. If a cross-default provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries’ derivative contracts with cross-default provisions outstanding as of June 30, 2022 and December 31, 2021 were not material.

Warrants Held in Investee (Applies to AEP)

AEP holds an investment in ChargePoint, which completed an initial public offering (IPO) in February 2021 via a reverse merger with a public special purpose acquisition company. AEP’s interests in ChargePoint consisted of a noncontrolling equity interest of common shares, which were accounted for at their fair value of $21 million as of June 30, 2022, and common share warrants. AEP recorded unrealized loss of $9 million and $8 million associated with the common shares for the three and six months ended June 30, 2022 and unrealized gains of $11 million and $38 million for the three and six months ended June 30, 2021, respectively, presented in Other Income (Expense) on AEP’s statements of income.

Management has determined the common share warrants are derivative instruments based on the accounting guidance for “Derivatives and Hedging”. As of June 30, 2022 and December 31, 2021, the warrants were valued at

$11 million and $15 million, respectively, and were recorded in Deferred Charges and Other Noncurrent Assets on AEP’s balance sheets. AEP recognized an unrealized loss of $4 million and $4 million associated with the warrants for the three and six months ended June 30, 2022, respectively, and an unrealized gain (loss) of $4 million and $(6) million for the three and six months ended June 30, 2021, respectively, presented in Other Income (Expense) on AEP’s statements of income.

Management utilized a Black-Scholes options pricing model to value the warrants as of June 30, 2022 and December 31, 2021. There was an observable publicly traded stock price to use in the Black-Scholes options pricing model, which resulted in the warrants being categorized as Level 2 as of June 30, 2022 and December 31, 2021. The common shares are categorized as Level 1 based on the observable publicly traded stock price. See “Fair Value Measurements of Financial Assets and Liabilities” section of Note 10 for additional information.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	June 30, 2022		December 31, 2021
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP (a)(b)(c)	$35,459.4	$33,197.5	$33,454.5	$37,564.7
AEP Texas	6,128.2	5,730.5	5,180.8	5,663.8
AEPTCo	4,885.6	4,438.1	4,343.9	4,968.2
APCo	4,927.2	4,907.8	4,938.9	6,037.1
I&M	3,228.7	3,072.2	3,195.0	3,748.0
OPCo	2,969.4	2,679.0	2,968.5	3,437.5
PSO	2,413.8	2,236.2	1,913.5	2,163.7
SWEPCo	3,393.4	3,045.6	3,395.2	3,792.9

(a)The fair value amounts include debt related to AEP’s Equity Units and had a fair value of $923 million and $1.7 billion as of June 30, 2022 and December 31, 2021, respectively. See “Equity Units” section of Note 12 for additional information.
(b)The book value amounts exclude Long-term Debt of $1.1 billion and $1.1 billion as of June 30, 2022 and December 31, 2021, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(c)The fair value amounts exclude Long-term Debt of $1.1 billion and $1.2 billion as of June 30, 2022 and December 31, 2021, respectively, related to KPCo. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

Fair Value Measurements of Other Temporary Investments and Restricted Cash (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments and Restricted Cash:

	June 30, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$45.9	$—	$—	$45.9
Other Cash Deposits	13.4	—	—	13.4
Fixed Income Securities – Mutual Funds (b)	146.6	—	(6.2)	140.4
Equity Securities – Mutual Funds	17.1	21.1	—	38.2
Total Other Temporary Investments and Restricted Cash	$223.0	$21.1	$(6.2)	$237.9

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$48.0	$—	$—	$48.0
Other Cash Deposits	10.0	—	—	10.0
Fixed Income Securities – Mutual Funds (b)	154.3	0.5	—	154.8
Equity Securities – Mutual Funds	19.7	35.9	—	55.6
Total Other Temporary Investments and Restricted Cash	$232.0	$36.4	$—	$268.4

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Proceeds from Investment Sales	$11.1	$3.6	$15.0	$9.1
Purchases of Investments	0.8	12.4	1.6	13.1
Gross Realized Gains on Investment Sales	3.3	1.1	3.6	1.2
Gross Realized Losses on Investment Sales	0.4	—	0.5	—

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

The following is a summary of nuclear trust fund investments:

	June 30, 2022			December 31, 2021
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$16.6	$—	$—	$84.7	$—	$—
Fixed Income Securities:
United States Government	1,139.5	5.3	(14.7)	1,156.4	66.3	(7.9)
Corporate Debt	62.3	(4.2)	(6.0)	76.7	6.7	(2.1)
State and Local Government	7.1	0.1	(0.1)	7.3	0.4	(0.1)
Subtotal Fixed Income Securities	1,208.9	1.2	(20.8)	1,240.4	73.4	(10.1)
Equity Securities - Domestic (a)	2,055.3	1,405.0	—	2,541.9	1,901.3	—
Spent Nuclear Fuel and Decommissioning Trusts	$3,280.8	$1,406.2	$(20.8)	$3,867.0	$1,974.7	$(10.1)

(a)Amount reported as Gross Unrealized Gains includes unrealized gains of $1.4 billion and $1.9 billion and unrealized losses of $11 million and $4 million as of June 30, 2022 and December 31, 2021, respectively.

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Proceeds from Investment Sales	$736.4	$802.7	$1,229.9	$1,122.7
Purchases of Investments	745.5	812.8	1,253.2	1,149.7
Gross Realized Gains on Investment Sales	10.9	83.3	16.7	88.7
Gross Realized Losses on Investment Sales	17.9	1.3	25.1	5.5

The base cost of fixed income securities was $1.2 billion and $1.2 billion as of June 30, 2022 and December 31, 2021, respectively.  The base cost of equity securities was $650 million and $641 million as of June 30, 2022 and December 31, 2021, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of June 30, 2022 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$356.2
After 1 year through 5 years	398.5
After 5 years through 10 years	248.0
After 10 years	206.2
Total	$1,208.9

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$45.9	$—	$—	$—	$45.9
Other Cash Deposits (a)	—	—	—	13.4	13.4
Fixed Income Securities – Mutual Funds	140.4	—	—	—	140.4
Equity Securities – Mutual Funds (b)	38.2	—	—	—	38.2
Total Other Temporary Investments and Restricted Cash	224.5	—	—	13.4	237.9

Risk Management Assets
Risk Management Commodity Contracts (c) (d) (i)	26.8	1,795.9	439.4	(2,342.2)	(80.1)
Cash Flow Hedges:
Commodity Hedges (c)	—	727.8	39.3	(73.0)	694.1
Interest Rate Hedges	—	4.4	—	—	4.4
Total Risk Management Assets	26.8	2,528.1	478.7	(2,415.2)	618.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.0	—	—	7.6	16.6
Fixed Income Securities:
United States Government	—	1,139.5	—	—	1,139.5
Corporate Debt	—	62.3	—	—	62.3
State and Local Government	—	7.1	—	—	7.1
Subtotal Fixed Income Securities	—	1,208.9	—	—	1,208.9
Equity Securities – Domestic (b)	2,055.3	—	—	—	2,055.3
Total Spent Nuclear Fuel and Decommissioning Trusts	2,064.3	1,208.9	—	7.6	3,280.8

Other Investments (h)	20.8	11.1	—	—	31.9

Total Assets	$2,336.4	$3,748.1	$478.7	$(2,394.2)	$4,169.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d) (j)	$12.2	$1,410.1	$207.3	$(1,255.8)	$373.8
Cash Flow Hedges:
Commodity Hedges (c)	—	90.3	1.0	(73.0)	18.3
Interest Rate Hedges	—	0.2	—	—	0.2
Fair Value Hedges	—	99.4	—	—	99.4
Total Risk Management Liabilities	$12.2	$1,600.0	$208.3	$(1,328.8)	$491.7

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$48.0	$—	$—	$—	$48.0
Other Cash Deposits (a)	—	—	—	10.0	10.0
Fixed Income Securities – Mutual Funds	154.8	—	—	—	154.8
Equity Securities – Mutual Funds (b)	55.6	—	—	—	55.6
Total Other Temporary Investments and Restricted Cash	258.4	—	—	10.0	268.4

Risk Management Assets
Risk Management Commodity Contracts (c) (f) (i)	7.4	648.5	226.3	(642.4)	239.8
Cash Flow Hedges:
Commodity Hedges (c)	—	242.9	19.2	(41.7)	220.4
Fair Value Hedges	—	1.2	—	—	1.2
Total Risk Management Assets	7.4	892.6	245.5	(684.1)	461.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	77.7	—	—	7.0	84.7
Fixed Income Securities:
United States Government	—	1,156.4	—	—	1,156.4
Corporate Debt	—	76.7	—	—	76.7
State and Local Government	—	7.3	—	—	7.3
Subtotal Fixed Income Securities	—	1,240.4	—	—	1,240.4
Equity Securities – Domestic (b)	2,541.9	—	—	—	2,541.9
Total Spent Nuclear Fuel and Decommissioning Trusts	2,619.6	1,240.4	—	7.0	3,867.0

Other Investments (h)	28.8	14.9	—	—	43.7

Total Assets	$2,914.2	$2,147.9	$245.5	$(667.1)	$4,640.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f) (j)	$5.3	$485.0	$147.6	$(383.2)	$254.7
Cash Flow Hedges:
Commodity Hedges (c)	—	54.0	0.6	(41.7)	12.9
Fair Value Hedges	—	38.1	—	—	38.1
Total Risk Management Liabilities	$5.3	$577.1	$148.2	$(424.9)	$305.7

AEP Texas
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$27.1	$—	$—	$2.6	$29.7

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1.6	—	(1.4)	0.2

Total Assets	$27.1	$1.6	$—	$1.2	$29.9

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$30.4	$—	$—	$—	$30.4

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.6	—	(0.6)	—

Total Assets	$30.4	$0.6	$—	$(0.6)	$30.4

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$16.2	$—	$—	$—	$16.2

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	1.4	81.2	(2.9)	79.7

Total Assets	$16.2	$1.4	$81.2	$(2.9)	$95.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.6	$1.6	$(2.2)	$—

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$17.6	$—	$—	$—	$17.6

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	5.8	42.0	(5.8)	42.0

Total Assets	$17.6	$5.8	$42.0	$(5.8)	$59.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$7.2	$0.3	$(6.7)	$0.8

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.9	$10.8	$(1.8)	$9.9

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.0	—	—	7.6	16.6
Fixed Income Securities:
United States Government	—	1,139.5	—	—	1,139.5
Corporate Debt	—	62.3	—	—	62.3
State and Local Government	—	7.1	—	—	7.1
Subtotal Fixed Income Securities	—	1,208.9	—	—	1,208.9
Equity Securities - Domestic (b)	2,055.3	—	—	—	2,055.3
Total Spent Nuclear Fuel and Decommissioning Trusts	2,064.3	1,208.9	—	7.6	3,280.8

Total Assets	$2,064.3	$1,209.8	$10.8	$5.8	$3,290.7

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$1.0	$(1.3)	$—

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$3.8	$7.6	$(8.1)	$3.3

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	77.7	—	—	7.0	84.7
Fixed Income Securities:
United States Government	—	1,156.4	—	—	1,156.4
Corporate Debt	—	76.7	—	—	76.7
State and Local Government	—	7.3	—	—	7.3
Subtotal Fixed Income Securities	—	1,240.4	—	—	1,240.4
Equity Securities - Domestic (b)	2,541.9	—	—	—	2,541.9
Total Spent Nuclear Fuel and Decommissioning Trusts	2,619.6	1,240.4	—	7.0	3,867.0

Total Assets	$2,619.6	$1,244.2	$7.6	$(1.1)	$3,870.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$6.7	$8.3	$(10.0)	$5.0

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$1.1	$—	$0.2	$1.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$48.4	$1.2	$49.6

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.5	$—	$(0.5)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (g)	$—	$—	$92.5	$—	$92.5

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.7	$65.6	$(1.7)	$64.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$1.1	$(1.1)	$—

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$12.2	$(0.4)	$12.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$3.7	$0.1	$(0.1)	$3.7

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.8	$46.3	$(1.7)	$45.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.9	$(0.9)	$—

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$11.0	$(0.4)	$10.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$2.1	$0.1	$(0.1)	$2.1

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
(d)The June 30, 2022 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $9 million in 2022 and $6 million in periods 2023-2025; Level 2 matures $114 million in 2022, $257 million in periods 2023-2025, $11 million in periods 2026-2027 and $3 million in periods 2028-2033; Level 3 matures $125 million in 2022, $106 million in periods 2023-2025, $17 million in periods 2026-2027 and $(2) million in periods 2028-2033.  Risk management commodity contracts are substantially comprised of power contracts.
(e)Amounts in “Other’’ column primarily represent accrued interest receivables from financial institutions.  Level 1 amounts primarily represent investments in money market funds.
(f)The December 31, 2021 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $1 million in 2022 and $1 million in periods 2023-2025; Level 2 matures $42 million in 2022, $109 million in periods 2023-2025, $10 million in periods 2026-2027 and $3 million in periods 2028-2033; Level 3 matures $82 million in 2022, $10 million in periods 2023-2025, $9 million in periods 2026-2027 and $(17) million in periods 2028-2033.  Risk management commodity contracts are substantially comprised of power contracts.
(g)Substantially comprised of power contracts for the Registrant Subsidiaries.
(h)See “Warrants Held in Investee” section of Note 9 for additional information.
(i)Amount excludes Risk Management Assets of $13.6 million and $6 million as of June 30, 2022 and December 31, 2021, respectively, classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(j)Amount excludes Risk Management Liabilities of $0 and $0.1 million as of June 30, 2022 and December 31, 2021, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended June 30, 2022	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of March 31, 2022	$81.5	$6.6	$1.0	$(68.5)	$6.5	$15.7
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	38.6	5.7	(0.3)	0.9	11.9	19.9
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(16.8)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	5.7	—	—	—	—	—
Settlements	(69.3)	(12.4)	(0.7)	—	(18.4)	(27.9)
Transfers into Level 3 (d) (e)	2.4	—	—	—	—	—
Transfers out of Level 3 (e)	5.8	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	234.7	79.7	9.8	19.2	64.5	37.7
Assets and Liabilities Held for Sale related to KPCo (g)	(12.2)	—	—	—	—	—
Balance as of June 30, 2022	$270.4	$79.6	$9.8	$(48.4)	$64.5	$45.4

Three Months Ended June 30, 2021	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of March 31, 2021	$41.8	$6.6	$0.7	$(104.0)	$5.5	$0.5
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	18.6	6.2	0.4	1.7	4.8	3.1
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(10.6)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	15.4	—	—	—	—	—
Settlements	(34.5)	(13.0)	(1.2)	0.6	(10.3)	(4.5)
Transfers into Level 3 (d) (e)	(0.8)	—	—	—	—	—
Transfers out of Level 3 (e)	(19.1)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	90.4	36.8	7.4	(3.7)	22.9	15.5
Balance as of June 30, 2021	$101.2	$36.6	$7.3	$(105.4)	$22.9	$14.6

Six Months Ended June 30, 2022	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2021	$97.3	$41.7	$(0.7)	$(92.5)	$12.1	$10.9
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	68.1	3.0	3.7	2.4	24.2	32.5
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(35.7)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	22.5	—	—	—	—	—
Settlements	(149.0)	(44.7)	(3.0)	1.4	(36.3)	(41.0)
Transfers into Level 3 (d) (e)	4.4	—	—	—	—	—
Transfers out of Level 3 (e)	9.6	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	260.9	79.6	9.8	40.3	64.5	43.0
Assets and Liabilities Held for Sale related to KPCo (g)	(7.7)	—	—	—	—	—
Balance as of June 30, 2022	$270.4	$79.6	$9.8	$(48.4)	$64.5	$45.4

Six Months Ended June 30, 2021	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2020	$113.3	$19.3	$2.1	$(110.3)	$10.3	$1.6
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	78.3	38.9	0.4	0.1	16.1	9.5
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(66.8)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	18.5	—	—	—	—	—
Settlements	(110.6)	(58.4)	(2.6)	4.9	(26.4)	(12.0)
Transfers into Level 3 (d) (e)	(0.2)	—	—	—	—	—
Transfers out of Level 3 (e)	(25.6)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	94.3	36.8	7.4	(0.1)	22.9	15.5
Balance as of June 30, 2021	$101.2	$36.6	$7.3	$(105.4)	$22.9	$14.6

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
(g)Amount represents Risk Management Assets classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

AEP
Significant Unobservable Inputs
June 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Energy Contracts	$255.9	$196.2	Discounted Cash Flow	Forward Market Price (a)	$2.10	$156.49	$46.67
Natural Gas Contracts	8.2	—	Discounted Cash Flow	Forward Market Price (b)	2.95	6.06	5.07
FTRs (d) (e)	214.6	12.1	Discounted Cash Flow	Forward Market Price (a)	(42.04)	28.45	0.05
Total	$478.7	$208.3

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Energy Contracts (f)	$164.4	$135.2	Discounted Cash Flow	Forward Market Price (a)	$10.30	$76.70	$37.11
Natural Gas Contracts	3.6	—	Discounted Cash Flow	Forward Market Price (b)	3.11	4.02	3.47
FTRs (g) (h)	77.5	13.0	Discounted Cash Flow	Forward Market Price (a)	(23.93)	26.38	0.86
Total	$245.5	$148.2

APCo
Significant Unobservable Inputs
June 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$81.2	$1.6	Discounted Cash Flow	Forward Market Price	$(3.41)	$20.58	$2.04

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.3	Discounted Cash Flow	Forward Market Price	$32.20	$56.54	$44.77
FTRs	42.0	—	Discounted Cash Flow	Forward Market Price	(0.30)	26.38	2.63
Total	$42.0	$0.3

I&M
Significant Unobservable Inputs
June 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$10.8	$1.0	Discounted Cash Flow	Forward Market Price	$0.13	$17.15	$1.20

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.2	Discounted Cash Flow	Forward Market Price	$32.20	$56.54	$44.77
FTRs	7.6	8.1	Discounted Cash Flow	Forward Market Price	(5.45)	17.78	(0.12)
Total	$7.6	$8.3

OPCo
Significant Unobservable Inputs
June 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$48.4	Discounted Cash Flow	Forward Market Price	$2.10	$156.49	$45.89

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$92.5	Discounted Cash Flow	Forward Market Price	$14.26	$52.98	$30.68

PSO
Significant Unobservable Inputs
June 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$65.6	$1.1	Discounted Cash Flow	Forward Market Price	$(34.40)	$15.50	$(7.48)

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$12.2	$0.1	Discounted Cash Flow	Forward Market Price	$(18.39)	$1.87	$(2.57)

SWEPCo
Significant Unobservable Inputs
June 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$8.2	$—	Discounted Cash Flow	Forward Market Price (b)	$4.95	$6.06	$5.56
FTRs	38.1	0.9	Discounted Cash Flow	Forward Market Price (a)	(34.40)	15.50	(7.48)
Total	$46.3	$0.9

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$3.6	$—	Discounted Cash Flow	Forward Market Price (b)	$3.11	$4.02	$3.47
FTRs	7.4	0.1	Discounted Cash Flow	Forward Market Price (a)	(18.39)	1.87	(2.57)
Total	$11.0	$0.1

(a)Represents market prices in dollars per MWh.
(b)Represents market prices in dollars per MMBtu.
(c)The weighted average is the product of the forward market price of the underlying commodity and volume weighted by term.
(d)Amount excludes Risk Management Assets of $13.7 million classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(e)Amount excludes Risk Management Liabilities of $0.2 million classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(f)Amount excludes Risk Management Liabilities of $0.1 million classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(g)Amount excludes Risk Management Assets of $6 million classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(h)Amount excludes Risk Management Liabilities of $0.5 million classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts, Natural Gas Contracts and FTRs for the Registrants as of June 30, 2022 and December 31, 2021:

Uncertainty of Fair Value Measurements

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

11.  INCOME TAXES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Effective Tax Rates (ETR)

The Registrants’ interim ETR reflect the estimated annual ETR for 2022 and 2021, adjusted for tax expense associated with certain discrete items.

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

The ETR for each of the Registrants are included in the following tables:

	Three Months Ended June 30, 2022
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	1.3%	0.7%	2.9%	(1.0)%	(1.3)%	1.0%	3.9%	2.5%
Tax Reform Excess ADIT Reversal	(7.1)%	(2.1)%	0.3%	(20.4)%	(17.2)%	(7.8)%	(19.2)%	(5.2)%
Production and Investment Tax Credits	(6.1)%	(0.6)%	—%	—%	(3.4)%	—%	(32.2)%	(19.8)%
Flow Through	(0.1)%	0.2%	0.4%	(1.4)%	(1.2)%	0.2%	0.3%	—%
AFUDC Equity	(1.1)%	(1.4)%	(2.3)%	(1.5)%	(1.3)%	(0.7)%	(0.4)%	(0.5)%
Discrete Tax Adjustments	0.3%	—%	—%	(6.0)%	—%	—%	—%	0.8%
Other	1.1%	0.1%	0.1%	(0.2)%	1.3%	0.1%	0.5%	(0.1)%
Effective Income Tax Rate	9.3%	17.9%	22.4%	(9.5)%	(2.1)%	13.8%	(26.1)%	(1.3)%

	Three Months Ended June 30, 2021
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	0.8%	(0.4)%	2.6%	0.9%	1.6%	0.7%	4.4%	1.9%
Tax Reform Excess ADIT Reversal	(9.1)%	(7.9)%	0.3%	(11.8)%	(20.4)%	(8.6)%	(20.1)%	(1.9)%
Production and Investment Tax Credits	(4.7)%	(0.3)%	—%	—%	(3.3)%	—%	(6.8)%	(1.4)%
Flow Through	0.4%	0.4%	0.4%	3.3%	(5.8)%	1.0%	0.8%	0.5%
AFUDC Equity	(1.2)%	(0.9)%	(1.7)%	(0.5)%	(2.2)%	(0.9)%	(0.7)%	(0.8)%
Parent Company Loss Benefit	—%	(0.7)%	(1.7)%	1.0%	(1.7)%	—%	—%	(1.9)%
Discrete Tax Adjustments	2.9%	—%	—%	—%	—%	—%	(2.6)%	—%
Other	(0.5)%	(0.2)%	(0.1)%	—%	(0.5)%	(0.1)%	(0.1)%	(1.2)%
Effective Income Tax Rate	9.6%	11.0%	20.8%	13.9%	(11.3)%	13.1%	(4.1)%	16.2%

	Six Months Ended June 30, 2022
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	1.4%	0.5%	2.7%	1.5%	0.4%	0.9%	3.5%	2.4%
Tax Reform Excess ADIT Reversal	(6.8)%	(2.0)%	0.3%	(11.0)%	(17.2)%	(7.8)%	(18.6)%	(5.1)%
Production and Investment Tax Credits	(7.1)%	(0.4)%	—%	—%	(2.3)%	—%	(31.4)%	(20.8)%
Flow Through	0.1%	0.2%	0.3%	0.6%	(1.6)%	0.6%	0.3%	(0.2)%
AFUDC Equity	(1.0)%	(1.1)%	(1.9)%	(1.0)%	(0.9)%	(0.6)%	(0.5)%	(0.5)%
Discrete Tax Adjustments	(0.2)%	—%	—%	(2.6)%	—%	—%	—%	0.5%
Other	0.5%	(0.1)%	0.2%	—%	0.4%	(0.1)%	0.3%	—%
Effective Income Tax Rate	7.9%	18.1%	22.6%	8.5%	(0.2)%	14.0%	(25.4)%	(2.7)%

	Six Months Ended June 30, 2021
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	1.6%	0.3%	2.7%	2.4%	1.4%	0.7%	4.4%	0.3%
Tax Reform Excess ADIT Reversal	(9.1)%	(7.9)%	0.3%	(15.7)%	(19.0)%	(9.1)%	(19.9)%	(4.3)%
Production and Investment Tax Credits	(5.1)%	(0.3)%	—%	—%	(2.3)%	—%	(6.6)%	(3.7)%
Flow Through	0.3%	0.3%	0.3%	2.2%	(3.0)%	1.1%	0.8%	(0.2)%
AFUDC Equity	(1.1)%	(1.1)%	(1.7)%	(0.9)%	(1.0)%	(1.0)%	(0.7)%	(0.6)%
Parent Company Loss Benefit	—%	(0.4)%	(1.8)%	(1.4)%	(2.1)%	—%	—%	(0.8)%
Discrete Tax Adjustments	1.7%	—%	—%	—%	—%	(1.8)%	(2.8)%	—%
Other	(0.2)%	—%	—%	0.1%	(0.3)%	(0.1)%	—%	(0.4)%
Effective Income Tax Rate	9.1%	11.9%	20.8%	7.7%	(5.3)%	10.8%	(3.8)%	11.3%

Federal and State Income Tax Audit Status

The statute of limitations for the IRS to examine AEP and subsidiaries originally filed federal return has expired for tax years 2016 and earlier. In the third quarter of 2019, AEP and subsidiaries elected to amend the 2014 through 2017 federal returns. In the first quarter of 2020, the IRS notified AEP that it was beginning an examination of these amended returns, including the net operating loss carryback to 2015 that originated in the 2017 return. As of June 30, 2022, the IRS has not issued any proposed adjustment and has accepted the 2014 amended return as filed. AEP has agreed to extend the statute of limitations on the 2017 tax return to December 31, 2022 to allow time for the audit to be completed and the Congressional Joint Committee on Taxation to approve the associated refund claim.

AEP and subsidiaries file income tax returns in various state and local jurisdictions. These taxing authorities routinely examine the tax returns, and AEP and subsidiaries are currently under examination in several state and local jurisdictions. Generally, the statutes of limitations have expired for tax years prior to 2017. In addition, management is monitoring and continues to evaluate the potential impact of federal legislation and corresponding state conformity.

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

At-the-Market (ATM) Program

In 2020, AEP filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which AEP may sell, from time to time, up to an aggregate of $1 billion of its common stock through an ATM offering program, including an equity forward sales component. The compensation paid to the selling agents by AEP may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the six months ended June 30, 2022.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding, net of issuance costs and premiums or discounts:

Type of Debt	June 30, 2022	December 31, 2021
	(in millions)
Senior Unsecured Notes	$28,855.6	$27,497.3
Pollution Control Bonds	1,804.4	1,804.5
Notes Payable	242.9	211.3
Securitization Bonds	549.4	603.5
Spent Nuclear Fuel Obligation (a)	281.8	281.3
Junior Subordinated Notes (b)	2,375.4	2,373.0
Other Long-term Debt	1,349.9	683.6
Total Long-term Debt Outstanding	35,459.4	33,454.5
Long-term Debt Due Within One Year (c)	2,476.7	2,153.8
Long-term Debt (d)	$32,982.7	$31,300.7

(a)Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for SNF disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. Trust fund assets related to this obligation were $325 million and $329 million as of June 30, 2022 and December 31, 2021, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.
(b)See “Equity Units” section below for additional information.
(c)Amount excludes $415 million and $200 million as of June 30, 2022 and December 31, 2021, respectively, of Long-term Debt Due Within One Year classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(d)Amount excludes $688 million and $903 million as of June 30, 2022 and December 31, 2021, respectively, of Long-term Debt classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first six months of 2022 are shown in the following tables:

		Principal	Interest
Company	Type of Debt	Amount (a)	Rate	Due Date
Issuances:		(in millions)	(%)
AEP Texas	Other Long-term Debt	$200.0	Variable	2025
AEP Texas	Senior Unsecured Notes	500.0	4.70	2032
AEP Texas	Senior Unsecured Notes	500.0	5.25	2052
AEPTCo	Senior Unsecured Notes	550.0	4.50	2052
APCo	Pollution Control Bonds	104.4	3.75	2042
I&M	Notes Payable	72.8	3.44	2026
PSO	Other Long-term Debt	500.0	Variable	2022

Non-Registrant:
Transource Energy	Other Long-term Debt	5.0	Variable	2023
WPCo	Other Long-term Debt	165.0	Variable	2024
WPCo	Pollution Control Bonds	65.0	3.00	2027
Total Issuances		$2,662.2

(a)Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

		Principal	Interest
Company	Type of Debt	Amount Paid	Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP Texas	Other Long-term Debt	$200.0	Variable	2022
AEP Texas	Securitization Bonds	30.6	2.85	2024
AEP Texas	Securitization Bonds	11.4	2.06	2025
APCo	Pollution Control Bonds	104.4	2.63	2022
APCo	Securitization Bonds	12.7	2.01	2023
I&M	Notes Payable	2.3	Variable	2022
I&M	Notes Payable	1.3	Variable	2022
I&M	Notes Payable	6.1	Variable	2023
I&M	Notes Payable	7.2	Variable	2024
I&M	Notes Payable	12.6	0.93	2025
I&M	Notes Payable	9.0	Variable	2025
I&M	Notes Payable	1.1	3.44	2026
I&M	Other Long-term Debt	1.1	6.00	2025
OPCo	Other Long-term Debt	0.1	1.15	2028
PSO	Other Long-term Debt	0.3	3.00	2027
SWEPCo	Other Long-term Debt	1.5	4.68	2028
SWEPCo	Notes Payable	1.6	4.58	2032

Non-Registrant:
Transource Energy	Senior Unsecured Notes	1.1	2.75	2050
WPCo	Senior Unsecured Notes	113.0	3.36	2022
WPCo	Pollution Control Bonds	65.0	3.00	2022
Total Retirements and Principal Payments		$582.4

Long-term Debt Subsequent Event

In July 2022, AEP Texas retired $400 million of Senior Unsecured Notes.

In July 2022, APCo issued $100 million of variable rate Other Long-term Debt due in 2023.

In July 2022, I&M retired $8 million of Notes Payable related to DCC Fuel.

In July 2022, KPCo issued $75 million of variable rate Other Long-term Debt due in 2023.

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

Each corporate unit represents a 1/20 undivided beneficial ownership interest in $1,000 principal amount of AEP’s 3.40% Junior Subordinated Notes (notes) due in 2024 and a forward equity purchase contract which settled after three years in 2022. In January 2022, AEP successfully remarketed the notes on behalf of holders of the corporate units and did not directly receive any proceeds therefrom. Instead, the holders of the corporate units used the debt remarketing proceeds to settle the forward equity purchase contract with AEP. The interest rate on the notes was reset to 2.031% with the maturity remaining in 2024. In March 2022, AEP issued 8,970,920 shares of AEP common stock and received proceeds totaling $805 million under the settlement of the forward equity purchase contract. AEP common stock held in treasury was used to settle the forward equity purchase contract.

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 0.5% of consolidated tangible net assets as of June 30, 2022. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

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

All of the dividends declared by AEP’s utility subsidiaries that provide transmission or local distribution services are subject to a Federal Power Act requirement that prohibits the payment of dividends out of capital accounts in certain circumstances; payment of dividends is generally allowed out of retained earnings. The Federal Power Act also creates a reserve on earnings attributable to hydroelectric generation plants. Because of their ownership of such plants, this reserve applies to APCo and I&M.

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

Corporate Borrowing Program - AEP System (Applies to all Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries. The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP. The AEP System Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC. The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of June 30, 2022 and December 31, 2021 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets. The Utility Money Pool participants’ activity and corresponding authorized borrowing limits for the six months ended June 30, 2022 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings) from		Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money		Short-term
	Utility	Utility	Utility	Utility	Pool as of		Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	June 30, 2022		Limit
	(in millions)
AEP Texas	$348.8	$652.3	$208.1	$617.9	$634.1		$500.0
AEPTCo	480.2	137.0	274.2	13.3	103.8	(a)	820.0	(b)
APCo	404.0	20.8	148.7	19.8	(329.8)		500.0
I&M	159.1	22.5	91.9	21.9	(28.0)		500.0
OPCo	112.2	246.1	56.2	97.9	56.0		500.0
PSO	299.9	432.5	179.8	403.6	(283.4)		400.0
SWEPCo	261.6	156.6	226.6	109.7	(213.2)		400.0

(a)    Amount excludes $2 million of Advances to Affiliates classified as Assets Held for Sale on the AEPTCo balance sheet. See “Dispositions of KPCo and KTCo” section of Note 6 for additional information.
(b)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of June 30, 2022 and December 31, 2021 are included in Advances to Affiliates on the subsidiaries’ balance sheets. The Nonutility Money Pool participants’ activity for the six months ended June 30, 2022 is described in the following table:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	June 30, 2022
	(in millions)
AEP Texas	$6.9	$6.8	$6.8
SWEPCo	2.1	2.1	2.1

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to and borrowings from AEP as of June 30, 2022 and December 31, 2021 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct borrowing and lending activity with AEP and corresponding authorized borrowing limit for the six months ended June 30, 2022 are described in the following table:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	June 30, 2022	June 30, 2022	Borrowing Limit
(in millions)
$52.4	$141.8	$6.8	$62.0	$25.7	$—	$50.0	(a)

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Six Months Ended June 30,
	2022	2021
Maximum Interest Rate	2.11%	0.40%
Minimum Interest Rate	0.10%	0.25%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate for Funds		Average Interest Rate for Funds
	Borrowed from the Utility Money Pool		Loaned to the Utility Money Pool
	for Six Months Ended June 30,		for Six Months Ended June 30,
Company	2022	2021	2022	2021
AEP Texas	0.90%	0.33%	1.48%	0.36%
AEPTCo	0.93%	0.33%	1.49%	0.34%
APCo	1.08%	0.28%	0.95%	0.36%
I&M	0.92%	0.32%	0.96%	0.35%
OPCo	0.83%	0.34%	1.20%	0.29%
PSO	1.17%	0.34%	0.65%	0.28%
SWEPCo	1.25%	0.32%	0.55%	0.38%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	2.11%	0.46%	0.98%	0.40%	0.25%	0.33%
SWEPCo	2.11%	0.46%	0.98%	0.40%	0.25%	0.33%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Six Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
June 30,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2022	2.11%	0.46%	2.11%	0.46%	1.02%	0.89%
2021	0.86%	0.25%	0.86%	0.25%	0.33%	0.33%

Short-term Debt (Applies to AEP)

Outstanding short-term debt was as follows:

		June 30, 2022		December 31, 2021
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(dollars in millions)
AEP	Securitized Debt for Receivables (b)	$750.0	0.61%	$750.0	0.19%
AEP	Commercial Paper	880.0	2.02%	1,364.0	0.34%
AEP	Term Loan (c)	500.0	2.20%	500.0	0.81%
	Total Short-term Debt	$2,130.0		$2,614.0

(a)Weighted-average rate.
(b)Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.
(c)In March 2022, AEP extended the maturity date of the original 364-Day Term Loan to August 2022.

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

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in September 2021 to include a $125 million and a $625 million facility which expire in September 2023 and 2024, respectively. As of June 30, 2022, the affiliated utility subsidiaries are in compliance with all requirements under the agreement.

Accounts receivable information for AEP Credit was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	0.91%	0.19%	0.61%	0.20%
Net Uncollectible Accounts Receivable Written-Off	$6.2	$5.8	$13.6	$15.1

	June 30, 2022	December 31, 2021
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,114.7	$995.2
Short-term – Securitized Debt of Receivables	750.0	750.0
Delinquent Securitized Accounts Receivable	44.0	57.9
Bad Debt Reserves Related to Securitization	41.2	42.8
Unbilled Receivables Related to Securitization	334.3	307.1

AEP Credit’s delinquent customer accounts receivable represent accounts greater than 30 days past due.

Securitized Accounts Receivables – AEP Credit (Applies to all Registrant Subsidiaries except AEP Texas and AEPTCo)

Under this sale of receivables arrangement, the Registrant Subsidiaries sell, without recourse, certain of their customer accounts receivable and accrued unbilled revenue balances to AEP Credit and are charged a fee based on AEP Credit’s financing costs, administrative costs and uncollectible accounts experience for each Registrant Subsidiary’s receivables. APCo does not have regulatory authority to sell its West Virginia accounts receivable. KPCo ceased selling accounts receivable to AEP Credit in the first quarter of 2022, based on the pending sale to Liberty. As a result, in the first quarter of 2022, KPCo recorded an allowance for uncollectible accounts on its balance sheet for those receivables no longer sold to AEP Credit. The costs of customer accounts receivable sold are reported in Other Operation expense on the Registrant Subsidiaries’ statements of income. The Registrant Subsidiaries manage and service their customer accounts receivable, which are sold to AEP Credit. AEP Credit securitizes the eligible receivables for the operating companies and retains the remainder.

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	June 30, 2022	December 31, 2021
	(in millions)
APCo	$150.3	$153.1
I&M	193.0	156.9
OPCo	441.1	392.7
PSO	166.9	114.5
SWEPCo	189.2	153.0

The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2022	2021 (a)	2022	2021 (a)
	(in millions)
APCo	$1.5	$1.2	$2.8	$2.4
I&M	2.0	1.6	3.7	3.2
OPCo	7.5	(2.4)	14.9	(1.1)
PSO	1.3	0.6	2.2	1.3
SWEPCo	1.5	1.3	2.8	2.8
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

The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2022	2021	2022	2021
	(in millions)
APCo	$339.0	$276.0	$754.5	$638.4
I&M	502.4	463.3	1,015.8	942.1
OPCo	693.3	597.8	1,409.9	1,199.1
PSO	428.5	323.8	791.9	608.7
SWEPCo	437.2	392.6	831.7	777.0

13. PROPERTY, PLANT AND EQUIPMENT

The disclosure in this note applies to AEP, PSO and SWEPCo.

Asset Retirement Obligations

The Registrants record ARO in accordance with the accounting guidance for “Asset Retirement and Environmental Obligations” for legal obligations for asbestos removal and for the retirement of certain ash disposal facilities, wind farms, solar farms and certain coal mining facilities. The discussion below summarizes significant changes to the Registrants ARO recorded in 2022 and should be read in conjunction with the Property, Plant and Equipment note within the 2021 Annual Report.

In March 2022, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Traverse during its development and construction. Immediately following the acquisition, PSO and SWEPCo liquidated the entity and simultaneously distributed the Traverse assets in proportion to their undivided ownership interests. Traverse was placed in-service in March 2022. As a result, PSO and SWEPCo incurred additional ARO liabilities of $13 million and $15 million, respectively. See the “North Central Wind Energy Facilities” section of Note 6 for additional information. Additionally, in March 2022, SWEPCo recorded a $13 million revision due to an increase in estimated ash pond closure costs at the Pirkey Power Plant and the Welsh Plant. In June 2022, SWEPCo recorded a $16 million revision due to an increase in estimated reclamation costs at Sabine.

The following is a reconciliation of the aggregate carrying amounts of ARO for AEP, PSO and SWEPCo:

Company	ARO as of December 31, 2021	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates	ARO as of June 30, 2022
	(in millions)
AEP (a)(b)(c)(d)(e)	$2,741.7	$54.8	$37.4	$(16.5)	$39.8	$2,857.2
PSO (a)(d)	57.6	1.9	12.8	(0.5)	1.9	73.7
SWEPCo (a)(c)(d)	222.7	5.2	15.4	(10.9)	34.3	266.7

(a)Includes ARO related to ash disposal facilities.
(b)Includes ARO related to nuclear decommissioning costs for the Cook Plant of $1.96 billion and $1.93 billion as of June 30, 2022 and December 31, 2021, respectively.
(c)Includes ARO related to Sabine and DHLC.
(d)Includes ARO related to asbestos removal.
(e)Includes $18 million and $18 million as of June 30, 2022 and December 31, 2021, respectively, of ARO classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

14. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers

The tables below represent AEP’s reportable segment revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended June 30, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$979.3	$561.6	$—	$—	$—	$—	$1,540.9
Commercial Revenues	624.8	331.7	—	—	—	—	956.5
Industrial Revenues	641.8	162.5	—	—	—	—	804.3
Other Retail Revenues	52.9	12.8	—	—	—	—	65.7
Total Retail Revenues	2,298.8	1,068.6	—	—	—	—	3,367.4

Wholesale and Competitive Retail Revenues:
Generation Revenues	188.3	—	—	83.0	—	0.1	271.4
Transmission Revenues (a)	108.8	164.9	421.6	—	—	(332.0)	363.3
Renewable Generation Revenues (b)	—	—	—	38.2	—	(2.9)	35.3
Retail, Trading and Marketing Revenues (b)	—	—	—	408.3	1.3	(2.3)	407.3
Total Wholesale and Competitive Retail Revenues	297.1	164.9	421.6	529.5	1.3	(337.1)	1,077.3

Other Revenues from Contracts with Customers (c)	49.2	65.9	0.2	1.6	20.9	(21.1)	116.7

Total Revenues from Contracts with Customers	2,645.1	1,299.4	421.8	531.1	22.2	(358.2)	4,561.4

Other Revenues:
Alternative Revenues (b)	3.3	(4.6)	(43.0)	—	—	(13.1)	(57.4)
Other Revenues (b) (d)	0.1	6.8	—	128.5	2.3	(2.0)	135.7
Total Other Revenues	3.4	2.2	(43.0)	128.5	2.3	(15.1)	78.3

Total Revenues	$2,648.5	$1,301.6	$378.8	$659.6	$24.5	$(373.3)	$4,639.7

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $334 million. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Vertically Integrated Utilities was $5 million. The remaining affiliated amounts were immaterial.
(d)Generation & Marketing includes economic hedge activity.

	Three Months Ended June 30, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$825.8	$495.1	$—	$—	$—	$—	$1,320.9
Commercial Revenues	536.9	285.0	—	—	—	—	821.9
Industrial Revenues	552.5	102.9	—	—	—	(0.2)	655.2
Other Retail Revenues	40.6	11.3	—	—	—	—	51.9
Total Retail Revenues	1,955.8	894.3	—	—	—	(0.2)	2,849.9

Wholesale and Competitive Retail Revenues:
Generation Revenues	170.7	—	—	31.1	—	—	201.8
Transmission Revenues (a)	78.5	139.6	355.9	—	—	(284.8)	289.2
Renewable Generation Revenues (b)	—	—	—	20.2	—	(0.4)	19.8
Retail, Trading and Marketing Revenues (c)	—	—	—	358.7	(0.7)	(13.6)	344.4
Total Wholesale and Competitive Retail Revenues	249.2	139.6	355.9	410.0	(0.7)	(298.8)	855.2

Other Revenues from Contracts with Customers (b)	44.4	43.0	2.8	2.0	14.0	(26.6)	79.6

Total Revenues from Contracts with Customers	2,249.4	1,076.9	358.7	412.0	13.3	(325.6)	3,784.7

Other Revenues:
Alternative Revenues (b)	10.9	22.5	19.5	—	—	(40.2)	12.7
Other Revenues (b) (d)	0.3	4.0	—	24.6	2.2	(2.0)	29.1
Total Other Revenues	11.2	26.5	19.5	24.6	2.2	(42.2)	41.8

Total Revenues	$2,260.6	$1,103.4	$378.2	$436.6	$15.5	$(367.8)	$3,826.5

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
(d)Generation & Marketing includes economic hedge activity.

	Three Months Ended June 30, 2022
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$174.9	$—	$313.2	$195.2	$386.7	$185.2	$188.6
Commercial Revenues	110.6	—	152.6	138.6	221.1	121.2	146.0
Industrial Revenues	36.6	—	161.9	160.0	126.0	92.5	97.1
Other Retail Revenues	9.5	—	20.2	1.2	3.4	25.8	4.4
Total Retail Revenues	331.6	—	647.9	495.0	737.2	424.7	436.1

Wholesale Revenues:
Generation Revenues (a)	—	—	63.5	94.2	—	0.3	57.4
Transmission Revenues (b)	143.8	406.1	40.8	8.7	21.1	9.1	39.3
Total Wholesale Revenues	143.8	406.1	104.3	102.9	21.1	9.4	96.7

Other Revenues from Contracts with Customers (c)	5.6	0.2	20.6	25.8	60.2	9.6	6.0

Total Revenues from Contracts with Customers	481.0	406.3	772.8	623.7	818.5	443.7	538.8

Other Revenues:
Alternative Revenues (d)	(2.2)	(41.9)	0.8	7.3	(2.4)	(0.8)	(2.2)
Other Revenues (d)	—	—	—	—	6.8	—	—
Total Other Revenues	(2.2)	(41.9)	0.8	7.3	4.4	(0.8)	(2.2)

Total Revenues	$478.8	$364.4	$773.6	$631.0	$822.9	$442.9	$536.6

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $42 million primarily related to the PPA with KGPCo.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $330 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $19 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
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

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $28 million primarily related to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $272 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $13 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues.

	Six Months Ended June 30, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$2,130.1	$1,162.2	$—	$—	$—	$—	$3,292.3
Commercial Revenues	1,197.7	621.4	—	—	—	—	1,819.1
Industrial Revenues	1,204.8	295.8	—	—	—	(0.4)	1,500.2
Other Retail Revenues	100.3	24.4	—	—	—	—	124.7
Total Retail Revenues	4,632.9	2,103.8	—	—	—	(0.4)	6,736.3

Wholesale and Competitive Retail Revenues:
Generation Revenues	375.5	—	—	123.3	—	0.1	498.9
Transmission Revenues (a)	214.1	319.8	836.1	—	—	(693.8)	676.2
Renewable Generation Revenues (b)	—	—	—	60.6	—	(3.7)	56.9
Retail, Trading and Marketing Revenues (c)	—	—	—	797.1	4.5	(11.3)	790.3
Total Wholesale and Competitive Retail Revenues	589.6	319.8	836.1	981.0	4.5	(708.7)	2,022.3

Other Revenues from Contracts with Customers (d)	110.8	119.7	—	10.2	34.8	(39.7)	235.8

Total Revenues from Contracts with Customers	5,333.3	2,543.3	836.1	991.2	39.3	(748.8)	8,994.4

Other Revenues:
Alternative Revenues (b)	2.5	(8.0)	(45.9)	—	—	(11.8)	(63.2)
Other Revenues (b) (e)	0.1	13.1	—	287.7	5.1	(4.9)	301.1
Total Other Revenues	2.6	5.1	(45.9)	287.7	5.1	(16.7)	237.9

Total Revenues	$5,335.9	$2,548.4	$790.2	$1,278.9	$44.4	$(765.5)	$9,232.3

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $661 million. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $11 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Corporate and Other was $19 million. The remaining affiliated amounts were immaterial.
(e)Generation & Marketing includes economic hedge activity.

	Six Months Ended June 30, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,871.9	$1,043.2	$—	$—	$—	$—	$2,915.1
Commercial Revenues	1,023.1	524.2	—	—	—	—	1,547.3
Industrial Revenues	1,036.5	188.6	—	—	—	(0.4)	1,224.7
Other Retail Revenues	78.4	21.3	—	—	—	—	99.7
Total Retail Revenues	4,009.9	1,777.3	—	—	—	(0.4)	5,786.8

Wholesale and Competitive Retail Revenues:
Generation Revenues	523.3	—	—	71.6	—	—	594.9
Transmission Revenues (a)	167.5	270.1	716.3	—	—	(584.1)	569.8
Renewable Generation Revenues (b)	—	—	—	42.6	—	(1.1)	41.5
Retail, Trading and Marketing Revenues (c)	—	—	—	928.5	0.5	(45.4)	883.6
Total Wholesale and Competitive Retail Revenues	690.8	270.1	716.3	1,042.7	0.5	(630.6)	2,089.8

Other Revenues from Contracts with Customers (b)	86.7	95.1	7.4	3.5	22.6	(47.8)	167.5

Total Revenues from Contracts with Customers	4,787.4	2,142.5	723.7	1,046.2	23.1	(678.8)	8,044.1

Other Revenues:
Alternative Revenues (b)	10.2	39.7	31.5	—	—	(51.8)	29.6
Other Revenues (b) (d)	0.3	9.3	—	24.6	5.3	(5.6)	33.9
Total Other Revenues	10.5	49.0	31.5	24.6	5.3	(57.4)	63.5

Total Revenues	$4,797.9	$2,191.5	$755.2	$1,070.8	$28.4	$(736.2)	$8,107.6

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
(d)Generation & Marketing includes economic hedge activity.

	Six Months Ended June 30, 2022
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$316.8	$—	$771.2	$427.0	$845.4	$351.1	$364.5
Commercial Revenues	205.5	—	306.5	265.2	415.8	218.7	276.5
Industrial Revenues	67.2	—	315.7	296.5	228.7	171.1	181.8
Other Retail Revenues	17.7	—	40.8	2.5	6.7	47.0	6.8
Total Retail Revenues	607.2	—	1,434.2	991.2	1,496.6	787.9	829.6

Wholesale Revenues:
Generation Revenues (a)	—	—	119.7	184.6	—	9.8	118.6
Transmission Revenues (b)	276.9	806.4	81.9	17.5	42.9	18.7	74.5
Total Wholesale Revenues	276.9	806.4	201.6	202.1	42.9	28.5	193.1

Other Revenues from Contracts with Customers (c)	14.9	(0.1)	44.9	55.7	104.8	15.0	11.3

Total Revenues from Contracts with Customers	899.0	806.3	1,680.7	1,249.0	1,644.3	831.4	1,034.0

Other Revenues:
Alternative Revenues (d)	(3.5)	(41.5)	0.1	7.3	(4.5)	(0.9)	(2.6)
Other Revenues (d)	—	—	0.1	(0.1)	13.1	—	—
Total Other Revenues	(3.5)	(41.5)	0.2	7.2	8.6	(0.9)	(2.6)

Total Revenues	$895.5	$764.8	$1,680.9	$1,256.2	$1,652.9	$830.5	$1,031.4

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $78 million primarily relating to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $653 million. The remaining affiliated amounts were immaterial.
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

Fixed Performance Obligations

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of June 30, 2022. Fixed performance obligations primarily include wholesale transmission services, electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2022	2023-2024	2025-2026	After 2026	Total
	(in millions)
AEP	$628.5	$175.8	$157.8	$96.9	$1,059.0
AEP Texas	280.2	—	—	—	280.2
AEPTCo	738.8	—	—	—	738.8
APCo	100.2	33.8	25.5	11.5	171.0
I&M	18.7	11.1	8.8	4.5	43.1
OPCo	38.4	3.4	—	—	41.8
PSO	6.4	—	—	—	6.4
SWEPCo	21.2	—	—	—	21.2

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have material contract assets as of June 30, 2022 and December 31, 2021.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheets in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have material contract liabilities as of June 30, 2022 and December 31, 2021.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrant Subsidiaries’ balance sheets within the Accounts Receivable - Customers line item. The Registrant Subsidiaries’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of June 30, 2022 and December 31, 2021. See “Securitized Accounts Receivable - AEP Credit” section of Note 12 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

Company	June 30, 2022	December 31, 2021
	(in millions)
AEP Texas	$0.1	$0.4
AEPTCo	111.4	95.5
APCo	62.5	117.8
I&M	37.0	61.2
OPCo	50.2	51.7
PSO	31.8	18.8
SWEPCo	38.2	24.7

CONTROLS AND PROCEDURES

During the second quarter of 2022, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2022, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2022 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of risk factors. As of June 30, 2022, the risk factors appearing in AEP’s 2021 Annual Report are supplemented and updated as follows:

Supply chain disruptions and inflation could negatively impact operations and corporate strategy. (Applies to all Registrants)

AEP’s operations and business plans depend on the global supply chain to procure the equipment, materials and other resources necessary to build and provide services in a safe and reliable manner. The delivery of components, materials, equipment and other resources that are critical to AEP’s business operations and corporate strategy has been restricted by the current domestic and global supply chain upheaval. This has resulted in the shortage of critical items. International tensions, including the ramifications of regional conflict, could further exacerbate the global supply chain upheaval. These disruptions and shortages could adversely impact business operations and corporate strategy. The constraints in the supply chain could restrict the availability and delay the construction, maintenance or repair of items that are needed to support normal operations or are required to execute AEP’s corporate strategy for continued capital investment in utility equipment. These disruptions and constraints could reduce future net income and cash flows and possibly harm AEP’s financial condition.

Supply chain disruptions have contributed to higher prices of components, materials, equipment and other needed commodities and these inflationary increases may continue in the future. While inflation in the United States has been relatively low in recent years, during 2021, the economy in the United States encountered a material level of inflation. The impact of COVID-19 continues to increase uncertainty in the outlook of near-term economic activity, including whether inflation will continue and at what rate. AEP typically recovers increases in capital expenses from customers through rates in regulated jurisdictions. Failure to recover increased capital costs could reduce future net income and cash flows and possibly harm AEP’s financial condition. Increases in inflation raises costs for labor, materials and services, and failure to secure these on reasonable terms may adversely impact AEP’s financial condition.

Physical attacks or hostile cyber intrusions could severely impair operations, lead to the disclosure of confidential information and damage AEP’s reputation. (Applies to all Registrants)

AEP and its regulated utility businesses face physical security and cybersecurity risks as the owner-operators of generation, transmission and/or distribution facilities and as participants in commodities trading. AEP and its regulated utility businesses own assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run these facilities are not completely isolated from external networks. Parties that wish to disrupt the U.S. bulk power system or AEP operations could view these computer systems, software or networks as targets for cyber-attack.  The Federal government has notified the owners and operators of critical infrastructure, such as AEP, that the conflict between Russia and Ukraine has increased the likelihood of a cyber-attack on such systems. In addition, the electric utility business requires the collection of sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss.

A security breach of AEP or its regulated utility businesses’ physical assets or information systems, interconnected entities in RTOs, or regulators could impact the operation of the generation fleet and/or reliability of the transmission and distribution system. AEP and its regulated utility businesses could be subject to financial harm associated with ransomware theft or inappropriate release of certain types of information, including sensitive customer, vendor, employee, trading or other confidential data. A successful cyber-attack on the systems that control generation, transmission, distribution or other assets could severely disrupt business operations, preventing service to customers or collection of revenues. The breach of certain business systems could affect the ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to AEP’s reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses such as credit monitoring.  AEP and its third-party vendors have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to their technology systems and confidential data or to attempts to disrupt utility and related business operations. While there have been immaterial incidents of phishing, unauthorized access to technology systems, financial fraud, and disruption of remote access across the AEP System, there has been no material impact on business or operations from these attacks. However, AEP cannot guarantee that security efforts will detect or prevent breaches, operational incidents, or other breakdowns of technology systems and network infrastructure and cannot provide any assurance that such incidents will not have a material adverse effect in the future.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended June 30, 2022.

Item 5.  Other Information

None.

Item 6.  Exhibits

The documents designated with an (*) below have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof.

Exhibit	Description	Previously Filed as Exhibit to:

AEP TEXAS‡ File No. 333-221643

4	Company Order and Officer’s Certificate between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 18, 2022 establishing terms of the 4.70% Senior Notes, Series K, due 2032 and the 5.25% Senior Notes, Series L, due 2052.	Form 8-K dated May 18, 2022 Exhibit 4(a)
AEPTCo‡ File No. 333-217143

4	Company Order and Officer’s Certificate between AEP Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. as Trustee dated June 9, 2022 establishing terms of the 4.50% Senior Notes, Series O, due 2052.	Form 8-K dated June 9, 2022 Exhibit 4(a)

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
95	Mine Safety Disclosures								X
101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

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

Date:  July 27, 2022