Form 10-Q
period 2022-09-30
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2022-10-27
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2022
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

Number of shares of common stock outstanding of the Registrants as of
October 27, 2022

American Electric Power Company, Inc.	513,863,678
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	3,680
($18 par value)

(a)100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.
NA    Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
September 30, 2022

Page
Number
Glossary of Terms	i

Forward-Looking Information	v

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	59

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	66
Condensed Consolidated Financial Statements	71

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	78
Condensed Consolidated Financial Statements	80

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	86
Condensed Consolidated Financial Statements	91

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	98
Condensed Consolidated Financial Statements	103

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	110
Condensed Consolidated Financial Statements	115

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	121
Condensed Financial Statements	126

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	133
Condensed Consolidated Financial Statements	138

Index of Condensed Notes to Condensed Financial Statements of Registrants	144

Controls and Procedures	252

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
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

APSC	Arkansas Public Service Commission.
ARO	Asset Retirement Obligations.
ATM	At-the-Market.
CAA	Clean Air Act.
CCR	Coal Combustion Residual.
CLECO	Central Louisiana Electric Company, a nonaffiliated utility company.
CO2	Carbon dioxide and other greenhouse gases.
CO2e	Carbon dioxide equivalent.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,296 MW nuclear plant owned by I&M.
COVID-19	Coronavirus 2019, a highly infectious respiratory disease. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic.
i

Term	Meaning

CSAPR	Cross-State Air Pollution Rule.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel XI, DCC Fuel XII, DCC Fuel XIII, DCC Fuel XIV, DCC Fuel XV, DCC Fuel XVI and DCC Fuel XVII, consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo. DHLC is a non-consolidated VIE of SWEPCo.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated VIE of AEP.
ELG	Effluent Limitation Guidelines.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
Equity Units	AEP’s Equity Units issued in August 2020 and March 2019.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
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

GAAP	Accounting Principles Generally Accepted in the United States of America.
GHG	Greenhouse gas.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IRA	On August 16, 2022 President Biden signed into law legislation commonly referred to as the “Inflation Reduction Act” (IRA).
IRS	Internal Revenue Service.
ITC	Investment Tax Credit.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KTCo	AEP Kentucky Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
KWh	Kilowatt-hour.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
Maverick	Maverick, part of the North Central Wind Energy Facilities, consists of 287 MWs of wind generation in Oklahoma.

Term	Meaning

MISO	Midcontinent Independent System Operator.
Mitchell Plant	A two unit, 1,560 MW coal-fired power plant located in Moundsville, West Virginia. The plant is jointly owned by KPCo and WPCo.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NCWF	North Central Wind Energy Facilities, a joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,484 MWs of wind generation.
NOLC	Net Operating Loss Carryforwards.
NOx	Nitrogen oxide.
NSR	New Source Review.
OCC	Corporation Commission of the State of Oklahoma.
ODFA	Oklahoma Development Finance Authority.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefits.
OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PTC	Production Tax Credit.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
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

Transition Funding
AEP Texas Central Transition Funding III LLC, a wholly-owned subsidiary of AEP Texas and consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to Texas Restructuring Legislation.

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
•
The impact of pandemics and any associated disruption of AEP’s business operations due to impacts on economic or market conditions, costs of compliance with potential government regulations and employees’ reactions to those regulations, electricity usage, supply chain issues, customers, service providers, vendors and suppliers.

•	The economic impact of escalating global trade tensions including the conflict between Russia and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions.
•	Inflationary or deflationary interest rate trends.
•	Volatility in the financial markets, particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (i) if expected sources of capital, such as proceeds from the sale of assets or subsidiaries, do not materialize, and (ii) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Decreased demand for electricity.
•	Weather conditions, including storms and drought conditions, and the ability to recover significant storm restoration costs.
•	The cost of fuel and its transportation, the creditworthiness and performance of fuel suppliers and transporters and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to transition from fossil generation and the ability to build or acquire renewable generation, transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms, including favorable tax treatment, and to recover those costs.
•	New legislation, litigation and government regulation, including changes to tax laws and regulations, oversight of nuclear generation, energy commodity trading and new or heightened requirements for reduced emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	The impact of federal tax legislation on results of operations, financial condition, cash flows or credit ratings.
•	The risks before, during and after generation of electricity associated with the fuels used or the byproducts and wastes of such fuels, including coal ash and spent nuclear fuel.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation.
•	The ability to constrain operation and maintenance costs.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
v

•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.
•	Changes in utility regulation and the allocation of costs within RTOs including ERCOT, PJM and SPP.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB, captive insurance entity and nuclear decommissioning trust and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars and military conflicts, the effects of terrorism (including increased security costs), embargoes, naturally occurring and human-caused fires, cyber-security threats and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel.

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

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Customer Demand

AEP’s weather-normalized retail sales volumes for the third quarter of 2022 increased by 2.6% from the third quarter of 2021. Weather-normalized residential sales decreased by 0.8% in the third quarter of 2022 from the third quarter of 2021. AEP’s third quarter 2022 industrial sales volumes increased by 6.0% compared to the third quarter of 2021. The increase in industrial sales was spread across many industries. Weather-normalized commercial sales increased 3.4% in the third quarter of 2022 from the third quarter of 2021. The increase in commercial sales was spread across many sectors.

AEP’s weather-normalized retail sales volumes for the nine months ended September 30, 2022 increased by 3.1% compared to the nine months ended September 30, 2021. Weather-normalized residential sales increased by 0.3% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. AEP’s industrial sales volumes for the nine months ended September 30, 2022 increased by 5.5% compared to the nine months ended September 30, 2021. The increase in industrial sales was spread across many industries. Weather-normalized commercial sales increased 3.8% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in commercial sales was spread across many sectors.

Supply Chain Disruption and Inflation

The Registrants have experienced certain supply chain disruptions driven by several factors including staffing and travel issues caused by the COVID-19 pandemic, international tensions including the ramifications of regional conflict, increased demand due to the economic recovery from the pandemic, inflation, labor shortages in certain trades and shortages in the availability of certain raw materials. These supply chain disruptions have not had a material impact on the Registrants net income, cash flows and financial condition, but have extended lead times for certain goods and services and have contributed to higher prices for fuel, materials, labor, equipment and other needed commodities. Management has implemented risk mitigation strategies in an attempt to mitigate the impacts of these supply chain disruptions. The United States economy has encountered a significant level of inflation that has contributed to increased uncertainty in the outlook of near-term economic activity, including whether inflation will continue and at what rate. A prolonged continuation or a further increase in the severity of supply chain and inflationary disruptions could result in additional increases in the cost of certain goods and services and further extend lead times which could reduce future net income and cash flows and impact financial condition.

Strategic Evaluation of AEP Energy

AEP has initiated a strategic evaluation for its ownership in AEP Energy, a wholly-owned retail energy supplier that supplies electricity and/or natural gas to residential, commercial and industrial customers. AEP Energy provides various energy solutions in Illinois, Pennsylvania, Delaware, Maryland, New Jersey, Ohio and Washington, D.C. AEP Energy had approximately 672,000 customer accounts as of September 30, 2022. Potential alternatives may include, but are not limited to, continued ownership or a sale of all or a part of AEP Energy. Management has not made a decision regarding the potential alternatives, but expects to complete the strategic evaluation in the first half of 2023.

Federal Tax Legislation

On August 16, 2022, President Biden signed H.R. 5376 into law, commonly known as the Inflation Reduction Act of 2022 or IRA. Most notably this budget reconciliation legislation creates a 15% minimum tax on adjusted financial statement income (Corporate Alternative Minimum Tax or CAMT), extends and increases the value of PTCs and ITCs, adds a nuclear and clean hydrogen PTC, an energy storage ITC and allows the sale or transfer of tax credits to third parties for cash. With the exception of PTCs and ITCs, this legislation is prospective and has no material impact on the current period financial statements. As significant guidance from Treasury and the IRS is expected on the tax provisions in the IRA, AEP will continue to monitor any issued guidance and evaluate the impact on future net income, cash flows and financial condition.

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

In August 2022, the Virginia Supreme Court issued its opinion on submitted appeals of APCo’s 2017-2019 Virginia Triennial Review concluding that the Virginia SCC: a) erred in finding it was not reasonable for APCo to record all remaining costs associated with early retirement of certain coal-fired generating plants in the 2017-2019 earnings test period, b) did not err by ordering APCo to retroactively implement depreciation rates for the years 2018 and 2019 and c) did not err in finding that APCo’s affiliate costs from OVEC were reasonable. The Virginia Supreme Court then remanded the issue regarding the retired coal-fired plants back to the Virginia SCC for further proceedings.

In September 2022, and in response to the Virginia Supreme Court opinion and subsequent Virginia SCC order initiating a remand proceeding, APCo submitted to the Virginia SCC: (a) an updated 2017-2019 Virginia earnings calculation resulting in a proposed $37 million regulatory asset related to previously incurred costs that APCo is expecting to recover as a result of earning below its 2017-2019 authorized ROE band, (b) an updated requested annual base rate increase of $41 million effective October 2022 and (c) a requested rider to recover, over the period October 2022 through January 2024, approximately $72 million related to an APCo Virginia base rate increase for the period January 2021 through September 2022. APCo’s requested $41 million annual base rate increase includes approximately $12 million related to the recovery of APCo’s regulatory asset for previously incurred costs as a result of earning below its 2017-2019 authorized ROE band. APCo implemented interim base rate and rider rate increases effective October 2022, both of which are subject to refund and review by the Virginia SCC. An order from the Virginia SCC in the remand proceeding is expected in the fourth quarter of 2022.

In September 2022, APCo expensed the remaining $25 million closed coal plant regulatory asset that was previously ordered by the Virginia SCC and recorded a $37 million regulatory asset for previously incurred costs that APCo is expecting to recover as a result of earning below its 2017-2019 authorized ROE band. APCo’s October 2022 through January 2024 net income, cash flows and financial condition is expected to be positively impacted pending the Virginia SCC’s order on APCo’s requested base rate and rider rate increases.

•2020-2022 Virginia Triennial Review - In March 2023, APCo will submit its required Virginia earnings test calculation for the 2020-2022 Triennial Review period. For Triennial Review periods in which a Virginia utility earns below its authorized ROE band, the utility may file to recover expenses incurred, up to the bottom of the authorized ROE band, related to major storms, the early retirement of fossil fuel generating assets and certain projects necessary to comply with state and federal environmental legislation. As of September 2022, APCo has deferred approximately $25 million related to previously incurred costs as a result of the current estimate that APCo will earn below the bottom of its authorized ROE band during the 2020-2022 Triennial Review period. If it is determined that APCo has earned above the bottom of its authorized ROE band for the 2020-2022 Triennial Review period it could reduce future net income and cash flows and impact financial conditions.

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

In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. In addition, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. No parties filed a motion for rehearing with the Texas Supreme Court. In August 2021, the Texas Third Court of Appeals reversed the Texas District Court judgment affirming the PUCT’s order on AFUDC, concluding that the language of the PUCT’s original 2008 order intended to include AFUDC in the Texas jurisdictional capital cost cap, and remanded the case to the PUCT for future proceedings. SWEPCo disagrees with the Court of Appeals decision. SWEPCo and the PUCT submitted Petitions for Review with the Texas Supreme Court in November 2021. In October 2022, the Texas Supreme Court denied the Petitions for Review submitted by SWEPCo and the PUCT. SWEPCo plans to file a request for rehearing. If SWEPCo’s request for rehearing is denied, the case will be remanded to the PUCT for future proceedings.

Management does not believe a disallowance of capitalized Turk Plant costs or a revenue refund is probable as of September 30, 2022. However, if SWEPCo is ultimately unable to recover AFUDC in excess of the Texas jurisdictional capital cost cap it would be expected to result in a pretax net disallowance ranging from $80 million to $90 million. In addition, if AFUDC is ultimately determined to be included in the Texas jurisdictional capital cost cap, SWEPCo estimates it may be required to make customer refunds ranging from $0 to $180 million related to revenues collected from February 2013 through September 2022 and such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis.

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

•In February 2021, severe winter weather had a significant impact in SPP, resulting in the declaration of Energy Emergency Alert Levels 2 and 3 for the first time in SPP’s history. The winter storm increased the demand for natural gas and restricted the available natural gas supply resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. As a result of the severe winter weather, PSO and SWEPCo incurred approximately $1.1 billion of extraordinary fuel costs and purchases of electricity, which were deferred as regulatory assets.

In April 2021, the OCC approved the deferral of PSO’s extraordinary fuel costs and purchases of electricity as regulatory assets, including a carrying charge at an interim rate of 0.75%, over a longer time period than what the FAC traditionally allows. Also in April 2021, legislation was enacted in Oklahoma permitting securitized financing of qualified costs from extreme weather events. This legislation provides certain authority to the OCC to approve amounts to be recovered from the issuance of ratepayer-backed securitized bonds issued by the ODFA, an Oklahoma governmental agency. In January 2022, PSO, OCC staff and certain intervenors filed a joint stipulation and settlement agreement with the OCC to approve the securitization of PSO’s extraordinary fuel costs and purchases of electricity. In February 2022, the OCC approved the joint stipulation and settlement agreement which included a determination that all of PSO’s extraordinary fuel costs and purchases of electricity were prudent and reasonable and also provided a 0.75% carrying charge related to those costs, subject to true-up based on actual financing costs.

In September 2022, PSO received proceeds of $687 million from the ODFA which issued ratepayer-backed securitization bonds for the purpose of reimbursing PSO for extraordinary fuel costs and purchases of electricity incurred during the February 2021 severe winter weather event, which were previously recorded as Regulatory Assets on PSO’s balance sheet. The securitization bonds are the obligation of the ODFA and there is no recourse against PSO in the event of a bond default, and therefore are not recorded as Long-term Debt on PSO’s balance sheet. PSO will serve as the servicing agent of the bonds and is responsible for the routine billing and collection of the securitization charges and remitting those collections back to the ODFA. The securitization charges billed to and collected from customers are not included as revenue on PSO’s statement of income. The collections from customers will occur over 20 years.

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

As of September 30, 2022, SWEPCo had regulatory assets of $349 million relating to natural gas expenses and purchases of electricity incurred during the February 2021 severe winter weather event. SWEPCo’s deferred regulatory asset consists of $85 million, $126 million and $138 million related to the Arkansas, Louisiana and Texas jurisdictions, respectively.

If SWEPCo is unable to recover any of the costs relating to the extraordinary fuel and purchases of electricity, or obtain authorization of a reasonable carrying charge on these costs, it could reduce future net income and cash flows and impact financial condition.

•AEP transitioned to stand-alone treatment of NOLC in its PJM and SPP transmission formula rates beginning with 2022 projected transmission revenue requirements and 2021 true-up to actual transmission revenue requirements, and provided notice of this change in informational filings made with the FERC. Stand-alone treatment of the NOLCs for transmission formula rates increased the 2021 and 2022 annual revenue requirements by $78 million and $60 million, respectively. Through the third quarter of 2022, the Registrants’ financial statements reflect a provision for refund for all NOLC revenues billed by PJM and SPP. Also, the impact of inclusion of the NOLC in the 2021 annual formula rate true-up not yet billed by PJM and SPP is not reflected in the Registrants’ revenues and expenses as the Registrants have not met the requirements of alternative revenue recognition in accordance with the accounting guidance for “Regulated Operations”.

AEP is also transitioning to stand-alone treatment of NOLC in retail jurisdiction base rate case filings. As a result of retail jurisdiction base rate cases in Arkansas, Indiana, Oklahoma and Texas, inclusion of NOLCs in rates in those jurisdictions is contingent upon a supportive private letter ruling from the IRS.

•SPP Capacity Planning Reserve Margin - In July 2022, SPP approved a plan to increase its capacity planning reserve margin from 12% to 15% starting in the summer of 2023. Compliance filings are due to SPP in February 2023 and any deficiencies are required to be remedied by May 2023. SPP’s annual non-compliance charge as a result of not meeting capacity requirements could range from approximately $86 thousand per MW to approximately $171 thousand per MW. Non-compliance could also result in a failure to meet NERC criteria and violating SPP’s tariff before FERC. As of September 30, 2022, the increase in the capacity planning reserve margin for PSO and SWEPCo to comply with this new SPP requirement is approximately 265 MWs. Management is currently evaluating options and expects to comply with SPP’s 2023 capacity planning reserve margin requirements. If PSO or SWEPCo incur charges or are unable to recover, or experience delays in recovering, the costs of complying with SPP’s rule, it could reduce future net income and cash flows and impact financial condition.

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

Completed Base Rate Case Proceedings

		Approved Revenue		Approved	New Rates
Company	Jurisdiction	Requirement Increase		ROE	Effective
		(in millions)
SWEPCo	Texas	$39.4		9.25%	March 2021
I&M	Indiana	61.4	(a)	9.7%	February 2022
SWEPCo	Arkansas	48.7		9.5%	July 2022
KGPCo	Tennessee	5.8		9.5%	August 2022

(a)See “2021 Indiana Base Rate Case “Section of Note 4 - Rate Matters in the 2021 Annual Report for additional information.

Pending Base Rate Case Proceedings

					Commission Staff/
		Filing	Requested Revenue	Requested	Intervenor Range of
Company	Jurisdiction	Date	Requirement Increase	ROE	Recommended ROE
			(in millions)
SWEPCo	Louisiana	December 2020	$94.7	10.35%	9.1%-9.8%

Deferred Fuel Costs

Increased fuel and purchased power prices in excess of amounts included in fuel-related revenues has led to an increase in the under collection of fuel costs from customers in most jurisdictions. The table below illustrates the increase (decrease) in the deferred fuel regulatory assets by company and jurisdiction, excluding the impacts of the February 2021 severe winter weather event. See the “February 2021 Severe Winter Weather Impacts in SPP” sections in Note 4 for additional information.

		Traditional FAC	As of	As of	Increase/
Company	Jurisdiction	Recovery Reset	September 30, 2022	December 31, 2021	(Decrease)
APCo	Virginia (a)	Annually	$359.5	$128.6	$230.9
APCo	West Virginia	Annually	235.2	72.7	162.5
I&M	Indiana	Bi-Annually	19.2	—	19.2
I&M	Michigan	Annually	6.2	6.4	(0.2)
PSO	Oklahoma (b)	Annually	419.9	194.6	225.3
SWEPCo	Arkansas	Annually	67.7	23.1	44.6
SWEPCo	Louisiana	Monthly	2.4	11.1	(8.7)
SWEPCo	Texas	Tri-Annually	165.9	47.0	118.9
KPCo	Kentucky	Monthly	24.4	8.2	16.2
WPCo	West Virginia	Annually	195.2	101.6	93.6
		Total (c)	$1,495.6	$593.3	$902.3

(a)Includes $191 million of noncurrent deferred fuel classified as a Regulatory Asset on APCo’s balance sheets as of September 30, 2022.
(b)Includes $241 million of noncurrent deferred fuel classified as a Regulatory Asset on PSO’s balance sheets as of September 30, 2022.
(c)Includes $24 million and $8 million as of September 30, 2022 and December 31, 2021, respectively, of deferred fuel classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

The AEP utility subsidiaries are working with various state commissions on the timing of recovering deferred fuel balances and have made the following recent filings:

In April 2022, APCo and WPCo submitted their 2022 annual ENEC filing with the WVPSC requesting a $297 million annual increase in ENEC revenues, effective September 1, 2022. The WVPSC requested West Virginia staff perform a prudency review of APCo and WPCo’s actual and forecasted ENEC costs. Management expects to receive a WVPSC order on the 2022 ENEC filing in the fourth quarter of 2022 and a separate WVPSC order on the prudency review of the ENEC costs in the first quarter of 2023. See “2021 and 2022 ENEC Filings” section of Note 4 for additional information.

In August 2022, PSO requested an interim update to its annual Fuel Cost Adjustment (FCA) rates in accordance with the terms of the established tariff which allows PSO or the OCC staff to request an interim FCA adjustment in the event that the annual FCA over/under-recovered balance is $50 million or more on a cumulative basis. In September 2022, the Director of the Public Utility Division of the OCC approved a FCA rate designed to collect a $402 million deferred fuel balance over a 27 month period, effective with the first billing cycle of October 2022. PSO’s fuel and purchased power expenses are subject to an annual prudency review by the OCC.

In September 2022, APCo submitted a request to the Virginia SCC to increase its annual fuel factor by approximately $279 million. APCo will implement interim FAC rates effective November 2022 subject to Virginia SCC review. To help mitigate the impact of rising fuel costs on customer bills, APCo proposed to recover its deferred fuel balance as of October 31, 2022 over two years. An order from the Virginia SCC is expected in the first quarter of 2023.

In September 2022, SWEPCo filed a request with the APSC for an interim increase to its current Energy Cost Rate (ECR) to recover $44 million of additional fuel costs incurred from April 2022 through August 2022, subsequent to the last annual ECR rate change. The interim rate will be effective with the first billing cycle of October 2022 and will be in effect for six months until the ECR is reset in April 2023.

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

The remaining book value of Dolet Hills Power Station non-fuel related assets are recoverable by SWEPCo through a combination of base rates and rate riders. As of September 30, 2022, SWEPCo’s share of the net investment in the Dolet Hills Power Station was $113 million, including materials and supplies, net of cost of removal collected in rates.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses and are subject to prudency determinations by the various commissions. After closure of the DHLC mining operations and the Dolet Hills Power Station, additional reclamation and other land-related costs incurred by DHLC and Oxbow will continue to be billed to SWEPCo and included in existing fuel clauses. As of September 30, 2022, SWEPCo had a net under-recovered fuel balance of $236 million, inclusive of costs related to the Dolet Hills Power Station billed by DHLC, but excluding impacts of the February 2021 severe winter weather event.

In March 2021, the LPSC issued an order allowing SWEPCo to recover up to $20 million of fuel costs in 2021 and defer approximately $30 million of additional costs with a recovery period to be determined at a later date. In August 2022, the LPSC staff filed testimony recommending fuel disallowances of $72 million, including denial of recovery of the $30 million deferral, with refunds to customers over five years. In September 2022, SWEPCO filed rebuttal testimony addressing the LPSC staff recommendations.

In March 2021, the APSC approved fuel rates that provide recovery of $20 million for the Arkansas share of the 2021 Dolet Hills Power Station fuel costs over five years through the existing fuel clause.

In August 2022, SWEPCo filed a fuel reconciliation with the PUCT covering the fuel period of January 1, 2020 through December 31, 2021.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Pirkey Plant and Related Fuel Operations

In 2020, management announced plans to retire the Pirkey Plant in 2023. The Pirkey Plant non-fuel costs are recoverable by SWEPCo through base rates and fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions. As of September 30, 2022, SWEPCo’s share of the net investment in the Pirkey Plant was $216 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $49 million as of September 30, 2022. As of September 30, 2022, SWEPCo had a net under-recovered fuel balance of $236 million, inclusive of costs related to the Pirkey Plant billed by Sabine, but excluding impacts of the February 2021 severe winter weather event. Upon cessation of lignite deliveries by Sabine to the Pirkey Plant, additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Renewable Generation

The growth of AEP’s renewable generation portfolio reflects the company’s strategy to diversify generation resources to provide clean energy options to customers that meet both their energy and capacity needs.

Contracted Renewable Generation Facilities

In recent years, AEP has developed its renewable portfolio within the Generation & Marketing segment. Other activities have included, but are not limited to, working directly with wholesale and large retail customers to provide tailored solutions based upon market knowledge, technology innovations and deal structuring which may include distributed solar, wind, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other forms of cost reducing energy technologies. The Generation & Marketing segment also developed and/or acquired large scale renewable generation projects that are backed with long-term contracts with creditworthy counterparties.

In February 2022, AEP management announced the initiation of a process to sell all or a portion of AEP Renewables’ competitive contracted renewables portfolio within the Generation & Marketing segment. Subsequently, AEP’s investment in Flat Ridge 2 Wind LLC was removed from the competitive contracted renewables sale portfolio. In June 2022, as a result of deteriorating financial performance, sale negotiations and AEP’s ongoing evaluation and ultimate decision to exit the investment in the near term, AEP recorded a pretax other than temporary impairment charge of $186 million in Equity Earnings (Losses) of Unconsolidated Subsidiaries in AEP’s Statement of Income. In the third quarter of 2022, AEP recorded an additional $2 million pretax other than temporary impairment charge. The carrying value of AEP’s investment in Flat Ridge 2 was not material to AEP as of September 30, 2022. In September 2022, AEP signed a Purchase and Sale Agreement with a nonaffiliate for AEP’s interest in Flat Ridge 2, subject to FERC approval. Management expects the transaction to close in the fourth quarter of 2022 and have an immaterial impact on the financial statements. See “Impairments” section of Note 6 for additional information.

As of September 30, 2022, excluding Flat Ridge 2, the competitive contracted renewable portfolio assets totaled 1.4 gigawatts of generation resources representing consolidated solar and wind assets, with a net book value of $1.2 billion, and a 50% interest in five joint venture wind farms, totaling $246 million, accounted for as equity method investments. The anticipated disposition of all or a portion of the AEP Renewables’ portfolio has not met the accounting requirements to be presented as Held for Sale as of September 30, 2022. If AEP is unable to recover the book value or carrying value of these assets through a sales process, it could reduce future net income and impact financial condition.

Regulated Renewable Generation Facilities

North Central Wind Facilities

In 2020, PSO and SWEPCo received regulatory approvals to acquire the NCWF, comprised of three Oklahoma wind facilities totaling 1,484 MWs, on a fixed cost turn-key basis at completion. PSO and SWEPCo own undivided interests of 45.5% and 54.5% of the NCWF, respectively. Output from the NCWF serves retail load in PSO’s Oklahoma service territory and both retail and FERC wholesale load in SWEPCo’s service territories in Arkansas and Louisiana. The Oklahoma and Louisiana portions of the NCWF revenue requirement, net of PTC benefit, are recoverable through authorized riders beginning at commercial operation and until such time as amounts are reflected in base rates. The Arkansas portion of the NCWF revenue requirement was approved for recovery through base rates in the 2021 Arkansas Base Rate Case. The table below provides a summary of the facilities as of September 30, 2022:

Project	In-Service Date	Net Book Value	Federal PTC Qualification % (a)		Generating Capacity
		(in millions)			(in MWs)
Sundance	April 2021	$282.3	100%		199
Maverick	September 2021	398.3	80%		287
Traverse	March 2022	1,255.0	100%	(b)	998

(a)PTC benefits are available for a ten year period following the in-service date.
(b)The PTC for Traverse was increased to 100% in the third quarter of 2022 as a result of the IRA legislation.

See “North Central Wind Energy Facilities” section of Note 6 for additional information.

Recent Renewable Generation Filings

In December 2021 and January 2022, APCo filed petitions with the Virginia SCC and WVPSC, respectively, for prudency and cost recovery of: (a) an APCo-owned 204 MW wind generation facility, (b) three APCo-owned solar generation facilities totaling 205 MWs and (c) three solar purchased power agreements (PPAs) totaling 89 MWs. In June 2022, the WVPSC approved APCo’s January 2022 petition for cost recovery of an APCo-owned 50 MW solar generation facility which was included within the 205 MWs requested. In July 2022, the Virginia SCC approved APCo’s December 2021 petition for prudency and cost recovery as submitted. An order from the WVPSC is anticipated in the fourth quarter of 2022 related to the remaining items in APCo’s January 2022 petition. In September 2022, APCo received a notice of termination for a 19 MW Solar PPA due to the developer being unsuccessful in obtaining local permits. The 19 MW Solar PPA was included in the December 2021 and January 2022 petitions filed with the Virginia SCC and WVPSC, respectively. If the WVPSC does not approve one or more of the projects included in APCo’s January 2022 petition, the associated allocation of cost and production of the facilities will be assigned to Virginia retail customers. Under separate, existing APCo Virginia and West Virginia tariffs, APCo is also authorized for cost recovery of an additional 40 MWs of recently completed solar PPAs.

In May 2022, SWEPCo submitted filings before the APSC, LPSC and PUCT requesting approval to acquire three renewable energy projects totaling 999 MWs. In October 2022, SWEPCo also submitted the necessary filings with the FERC. The projects are comprised of two wind facilities, totaling 799 MWs, and one solar facility, totaling 200 MWs. One of the wind facilities, totaling approximately 201 MWs, is expected to reach commercial operation in December 2024 with the remaining facilities expected to reach commercial operation in December 2025.

Significant Renewable Generation Requests for Proposal (RFP)

As part of AEP’s transition to diversify the company’s generation resources and build its renewable generation portfolio, the Registrants file RFPs in an effort to identify potential wind and solar projects. The table below includes the significant RFPs recently issued. These projects would be subject to regulatory approval.

Company	Issuance Date	Generation Type	Owned/ PPA	Generating Capacity
				(in MWs)
APCo	January 2022	Wind	Owned	1,000
APCo	January 2022	Solar (a)	Owned	100
APCo	February 2022	Solar	Owned	150
APCo	June 2022	Solar/Wind	PPA	100
I&M	March 2022	Wind	Owned	800
I&M	March 2022	Solar (a)	Owned	500
PSO	November 2021	Wind	Owned	2,800
PSO	November 2021	Solar (a)	Owned	1,350
SWEPCo	September 2022	Wind	Owned	1,900
SWEPCo	September 2022	Solar (a)	Owned	500
Total Significant RFP’s				9,200
(a)Includes an option for battery storage.

Disposition of KPCo and KTCo

In October 2021, AEP entered into a Stock Purchase Agreement (SPA) to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to certain conditions contingent upon the closing of the sale. AEP has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Committee on Foreign Investment in the United States. The sale remains subject to FERC approval under Section 203 of the Federal Power Act.

In September 2022, AEP, AEPTCo and Liberty entered into an amendment (Amendment) to the SPA which reduced the purchase price to approximately $2.646 billion and Liberty agreed to waive, upon FERC approval of the sale, the SPA condition precedent to closing requiring the issuance of regulatory orders approving a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo. The Amendment also provided that the closing shall not occur prior to January 4, 2023, unless mutually agreed to by AEP and Liberty.

Mitchell Plant Operations and Maintenance Agreement and Ownership Agreement

KPCo and WPCo each own a 50% undivided interest in the 1,560 MW coal-fired Mitchell Plant. As of September 30, 2022, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $576 million.

In November 2021, AEP made filings with the KPSC, WVPSC and FERC seeking approval of a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement. In February 2022, AEP filed a motion to withdraw its filing with the FERC. The KPSC and WVPSC issued orders addressing AEP’s filings in May 2022 and July 2022. Those orders proposed materially different modifications to the Mitchell Plant agreements filed by AEP such that the new agreements could not be executed by the parties. In lieu of new agreements, in July 2022, KPCo and WPCo confirmed with the KPSC and WVPSC, respectively, that they will continue operating under the existing Mitchell Agreement, utilizing the Mitchell Agreement Operating Committee’s authority under that agreement to issue appropriate resolutions so the parties can operate in accordance with each state commission’s directives related to CCR and ELG investment. In September 2022, pursuant to resolutions under the existing Mitchell Plant agreement, WPCo replaced KPCo as the Operator of Mitchell Plant.

Transfer of Ownership

FERC Proceedings

In December 2021, Liberty, KPCo and KTCo requested FERC approval of the sale under Section 203 of the Federal Power Act. In February 2022, several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission rates of applicants. In April 2022, the FERC issued a deficiency letter stating that the Section 203 application is deficient and that additional information is required to process it. In May 2022, Liberty, KPCo and KTCo supplemented the application and in June 2022, the FERC issued an order formally notifying AEP that it was exercising its ability to take up to an additional 180 days to act on the application. An order from the FERC is expected in the fourth quarter of 2022.

KPSC Proceedings

In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to conditions contingent upon the closing of the sale, including establishment of regulatory liabilities to subsidize retail customer transmission and distribution expenses, a fuel adjustment clause bill credit, and a three-year Big Sandy decommissioning rider rate holiday during which KPCo’s carrying charge is reduced by 50%. As a result of the conditions imposed by KPSC, in the second quarter of 2022, AEP recorded a $69 million loss on the expected sale of the Kentucky Operations in accordance with accounting guidance for Fair Value Measurement.

Further, as a result of the Amendment and the change to the anticipated timing of the completion of the transaction, AEP recorded an additional $194 million pretax loss ($149 million net of tax) on the expected sale of the Kentucky Operations in the third quarter of 2022 in accordance with the accounting guidance for Fair Value Measurement. AEP recorded a $263 million pretax loss ($218 million net of tax) on the expected sale of the Kentucky Operations for the nine months ended September 30, 2022. AEP expects cash proceeds, net of taxes and transaction fees, from the sale of approximately $1.2 billion.

Subject to receipt of FERC authorization under Section 203 of the Federal Power Act, the sale is expected to close in January 2023 with Liberty acquiring the assets and assuming the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction. AEP plans to use the proceeds from the sale to fund its continued investment in regulated businesses, including transmission and regulated renewables projects. If additional reductions in the fair value of the Kentucky Operations occur, it would reduce future net income and cash flows.

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

After the litigation proceeded at the district court and appellate court, in April 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $116 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. The agreement is subject to customary closing conditions and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. As a result, in May 2021, at the parties’ request, the district court entered a stipulation and order dismissing the case without prejudice to plaintiffs asserting their claims in a re-filed action or a new action. The required regulatory approvals at the IURC and FERC have been obtained that would allow the closing to occur as of the end of the lease in December 2022. Management believes its financial statements appropriately reflect the resolution of the litigation.

Upon the end of the Rockport Unit 2 lease in December 2022, AEGCo’s 50% ownership share of Rockport Unit 2 will be billed 100% to I&M under a FERC-approved unit power agreement. In addition, upon the end of the Rockport Unit 2 lease, I&M’s 50% ownership share of Rockport Unit 2 and I&M’s purchased power from AEGCo related to Rockport Unit 2 will be a merchant resource for I&M until Rockport Unit 2 is retired. A 2021 IURC order approved a settlement agreement addressing the future use of Rockport Unit 2 as a short-term capacity resource through the June 2023 - May 2024 PJM planning year. I&M has a similar proposal pending before the MPSC in I&M’s 2022 Michigan Integrated Resource Plan (IRP) filing. If I&M cannot recover its future investment and expenses related to the merchant share of Rockport Unit 2, it could reduce future net income and cash flows and impact financial condition.

Claims Challenging Transition of American Electric Power System Retirement Plan to Cash Balance Formula

Four participants in The American Electric Power System Retirement Plan (the Plan) filed a class action complaint in December 2021 in the U.S. District Court for the Southern District of Ohio against AEPSC and the Plan. When the Plan’s benefit formula was changed in the year 2000, AEP provided a special provision for employees hired before January 1, 2001, allowing them to continue benefit accruals under the then benefit formula for a full 10 years alongside of the new cash balance benefit formula then being implemented.  Employees who were hired on or after January 1, 2001 accrued benefits only under the new cash balance benefit formula.  The plaintiffs assert a number of claims on behalf of themselves and the purported class, including that: (a) the Plan violates the requirements under the Employee Retirement Income Security Act (ERISA) intended to preclude back-loading the accrual of benefits to the end of a participant’s career, (b) the Plan violates the age discrimination prohibitions of ERISA and the Age Discrimination in Employment Act and (c) AEP failed to provide required notice regarding the changes to the Plan. Among other relief, the Complaint seeks reformation of the Plan to provide additional benefits and the recovery of plan benefits for former employees under such reformed plan. The plaintiffs previously had submitted claims for additional plan benefits to AEP, which were denied. On February 15, 2022, AEPSC and the Plan filed a motion to dismiss the complaint for failure to state a claim. On August 16, 2022, the district court granted the motion to dismiss the complaint without prejudice. The plaintiffs have filed a motion for leave to file an amended complaint. AEP will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court entered a scheduling order in the New York state court derivative action staying the case other than with respect to briefing the motion to dismiss. AEP filed its motion to dismiss on April 29, 2022. On September 13, 2022, the New York state court granted the motion to dismiss with prejudice and plaintiffs have filed a notice of appeal with the New York appellate court. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP filed a motion to dismiss on May 3, 2022 and briefing on the motion to dismiss has been completed. Discovery remains stayed pending the district court’s ruling on the motion to dismiss. The plaintiff in the Ohio state court case advised that they no longer agreed to stay the proceedings, therefore, AEP filed a motion to continue the stays of proceedings on May 20, 2022 and the plaintiff filed an amended complaint on June 2, 2022. On June 15, 2022, the Ohio state court entered an order continuing the stays of that case until the resolution of the consolidated derivative actions pending in Ohio federal district court. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the passage of HB 6 and documents relating to AEP’s policies and financial processes and controls. In August 2022, AEP received a second subpoena from the SEC seeking various additional documents relating to its ongoing inquiry. AEP is cooperating fully with the SEC’s investigation. Although the outcome of the SEC’s investigation cannot be predicted, management does not believe the results of this inquiry will have a material impact on financial condition, results of operations or cash flows.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed below will have a material impact on AEP System generating units.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of September 30, 2022, the AEP System owned generating capacity of approximately 25,300 MWs, of which approximately 11,300 MWs were coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on fossil generation. Based upon management estimates, AEP’s future investment to meet these existing and proposed requirements ranges from approximately $300 million to $500 million through 2026.

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

Obligations under the New Source Review Litigation Consent Decree

In 2007, the U.S. District Court for the Southern District of Ohio approved a consent decree between AEP subsidiaries in the eastern area of the AEP System and the Department of Justice, the Federal EPA, eight northeastern states and other interested parties to settle claims that the AEP subsidiaries violated the NSR provisions of the CAA when they undertook various equipment repair and replacement projects over a period of nearly 20 years.  The consent decree’s terms include installation of environmental control equipment on certain generating units, a declining cap on SO2 and NOX emissions from the AEP System and various mitigation projects. The consent decree has been modified seven times, for various reasons, most recently in 2022. All of the environmental control equipment required by the consent decree has been installed.

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

In October 2022, AEP announced new intermediate and long-term CO2 emission reduction goals, based on the output of the company’s integrated resource plans, which take into account economics, customer demand, grid reliability and resiliency, regulations and the company’s current business strategy. AEP adjusted its near-term carbon dioxide emission reduction target from a 2000 baseline to a 2005 baseline, upgraded its 80% reduction by 2030 target to include full Scope 1 emissions and accelerated its net-zero goal by five years to 2045. AEP’s total Scope 1 GHG emissions in 2021 were approximately 56 million metric tons CO2e, approximately a 63% reduction from AEP’s 2005 Scope 1 GHG emissions. AEP has made significant progress in reducing CO2 emissions from its power generation fleet and expects its emissions to continue to decline. Technological advances, including energy storage, will determine how quickly AEP can achieve zero emissions while continuing to provide reliable, affordable power for customers.

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

Company	Plant Name and Unit	Generating Capacity	Net Book Value (a)		Projected Retirement Date
		(in MWs)	(in millions)
AEGCo	Rockport Plant, Unit 1	655	$222.2		2028
APCo	Amos Plant	2,930	2,123.6		2040
APCo	Mountaineer Plant	1,320	979.0		2040
I&M	Rockport Plant, Unit 1	655	462.9	(b)	2028
KPCo	Mitchell Plant	780	575.6		2040
SWEPCo	Flint Creek Plant	258	263.6		2038
WPCo	Mitchell Plant	780	603.6		2040

(a)Net book value before cost of removal including CWIP and inventory.
(b)Amount includes a $153 million regulatory asset related to the retired Tanners Creek Plant. The IURC and MPSC authorized recovery of the Tanners Creek Plant regulatory asset over the useful life of Rockport Plant, Unit 1 in 2015 and 2014, respectively.

In January 2022, the Federal EPA began responding to applications for extension requests and has proposed to deny several extension requests based on allegations that the utilities that received such responses are not in compliance with the CCR Rule. The Federal EPA’s allegations of noncompliance rely on new interpretations of the CCR Rule requirements. The actions of the Federal EPA have been challenged in the U.S. Court of Appeals for the District of Columbia Circuit as unlawful rulemaking that revises the existing CCR Rule requirements without proper notice and without opportunity for comment. Management is unable to predict the outcome of that litigation. On July 12, 2022, the Federal EPA proposed conditional approval of the pending extension request for the Mountaineer Plant. The Federal EPA has not yet proposed any action on the other pending extension requests submitted by AEP; however, statements made by the Federal EPA in proposed denials of extension requests submitted by other utilities indicate that there is a risk that the Federal EPA may similarly conclude that AEP is not eligible for an extension of time to cease use of those CCR impoundments and/or that one or more of AEP’s facilities is not in compliance with the CCR Rule. If that occurs, AEP may incur material additional costs to change its plans for complying with the CCR Rule, including the potential to have to temporarily cease operation of one or more facilities until an acceptable compliance alternative can be implemented. Such temporary cessation of operation could materially impact the cost of serving customers of the affected utility. Further, actions by the Federal EPA could require AEP to remove coal ash from CCR units that have already been closed in accordance with state law programs or could require AEP to incur costs related to CCR units at various active and legacy facilities.

Closure and post-closure costs have been included in ARO in accordance with the requirements in the Federal EPA’s final CCR rule. Additional ARO revisions will occur on a site-by-site basis if groundwater monitoring activities conclude that corrective actions are required to mitigate groundwater impacts. AEP may incur significant additional costs complying with the Federal EPA’s CCR Rule including costs to upgrade or close and replace surface impoundments and landfills used to manage CCR and to conduct any required remedial actions including removal of coal ash. If additional costs are incurred and AEP is unable to obtain cost recovery, it would reduce future net income and cash flows and impact financial condition. Management will continue to participate in rulemaking activities and make adjustments based on new federal and state requirements affecting its ash disposal units.

The second option to obtain an extension of the April 11, 2021 deadline to cease operation of unlined impoundments allows a generating facility to continue operating its existing impoundments without developing alternative CCR disposal, provided the facility commits to cease combustion of coal by a date certain. Under this option, a generating facility would have until October 17, 2023 to cease coal-fired operations and to close CCR storage ponds 40 acres or less in size, or through October 17, 2028 for facilities with CCR storage ponds greater than 40 acres in size. Pursuant to this option, AEP informed the Federal EPA of its intent to retire the Pirkey Plant and cease using coal at the Welsh Plant:

Company	Plant Name and Unit	Generating Capacity	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Projected Retirement Date
		(in MWs)	(in millions)
SWEPCo	Pirkey Plant	580	$65.0	$150.7	2023	(b)
SWEPCo	Welsh Plant, Units 1 and 3	1,053	432.3	75.7	2028	(c)(d)

(a)Net book value including CWIP excluding cost of removal and materials and supplies.
(b)Pirkey Plant is currently being recovered through 2025 in the Louisiana jurisdiction and through 2045 in the Arkansas and Texas jurisdictions.
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

Clean Water Act Regulations

The Federal EPA’s ELG rule for generating facilities establishes limits for FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater, which are to be implemented through each facility’s wastewater discharge permit. A revision to the ELG rule, published in October 2020, establishes additional options for reusing and discharging small volumes of bottom ash transport water, provides an exception for retiring units and extends the compliance deadline to a date as soon as possible beginning one year after the rule was published but no later than December 2025. Management has assessed technology additions and retrofits to comply with the rule and the impacts of the Federal EPA’s recent actions on facilities’ wastewater discharge permitting for FGD wastewater and bottom ash transport water. For affected facilities that must install additional technologies to meet the ELG rule limits, permit modifications were filed in January 2021 that reflect the outcome of that assessment. AEP continues to work with state agencies to finalize permit terms and conditions. Other facilities opted to file Notices of Planned Participation (NOPP), pursuant to which the facilities are not required to install additional controls to meet ELG limits provided they make commitments to cease coal combustion by a date certain. The Federal EPA has announced its intention to reconsider the 2020 rule and to further revise limits applicable to discharges of landfill and impoundment leachate. A proposed rule is expected in late 2022 or early 2023. Management cannot predict whether the Federal EPA will actually finalize further revisions or what such revisions might be, but will continue to monitor this issue and will participate in further rulemaking activities as they arise.

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

In October 2022, the U.S. Supreme Court heard an appeal related to the scope of “waters of the United States,” specifically which wetlands can be regulated as waters of the United States. Management cannot predict the outcome of that litigation.

CCR and ELG Compliance Plan Filings

Mitchell Plant (Applies to AEP)

KPCo and WPCo each own a 50% interest in the Mitchell Plant. As of September 30, 2022, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $576 million. In December 2020 and February 2021, WPCo and KPCo filed requests with the WVPSC and KPSC, respectively, to obtain the regulatory approvals necessary to implement CCR and ELG compliance plans and seek recovery of the estimated $132 million investment for the Mitchell Plant that would allow the plant to continue operating beyond 2028. Within those requests, WPCo and KPCo also filed a $25 million alternative to implement only the CCR-related investments with the WVPSC and KPSC, respectively, which would allow the Mitchell Plant to continue operating only through 2028.

In July 2021, the KPSC issued an order approving the CCR only alternative and rejecting the full CCR and ELG compliance plan. In May 2022, the KPSC approved recovery of the Kentucky jurisdictional share of ELG costs incurred at the Mitchell Plant prior to July 15, 2021.

In August 2021, the WVPSC approved the full CCR and ELG compliance plan for the WPCo share of the Mitchell Plant. In September 2021, WPCo submitted a filing with the WVPSC to reopen the CCR/ELG case that was approved by the WVPSC in August 2021. Due to the rejection by the KPSC of the KPCo share of the ELG investments, WPCo requested the WVPSC consider approving the construction and recovery of all ELG costs at the plant. In October 2021, the WVPSC affirmed its August 2021 order approving the construction of CCR/ELG investments and directed WPCo to proceed with CCR/ELG compliance plans that would allow the plant to continue operating beyond 2028. The WVPSC also ordered that WPCo will be given the opportunity to recover, from its customers, the ELG and new capital and operating costs arising solely from the WVPSC's directive to operate the plant beyond 2028 if the WVPSC finds that the costs are reasonably and prudently incurred. The WVPSC’s order further states that unless KPCo pays for its share of costs for ELG improvements and costs necessary to continue operations beyond 2028, the benefit of the capacity and energy made possible by those improvements and operating Mitchell Plant beyond 2028 should benefit only West Virginia jurisdictional customers who have shared in paying for those costs.

Amos and Mountaineer Plants (Applies to AEP and APCo)

In December 2020, APCo submitted filings with the Virginia SCC and WVPSC requesting regulatory approvals necessary to recover the estimated $240 million investment needed to implement CCR and ELG compliance for the Amos and Mountaineer plants. In August 2021, the Virginia SCC issued an order approving recovery of CCR-related operation and maintenance expenses and investments at the Amos and Mountaineer Plants through an active rider. The order also denied APCo’s request to recover the cost of ELG investments and denied recovery of previously incurred ELG costs, but did not preclude APCo from refiling for approval. In March 2022, APCo refiled for approval to recover the cost of the ELG investments and previously incurred ELG costs. Intervenor testimony was submitted in August 2022 recommending the denial of ELG cost recovery. In October 2022, a Virginia Hearing Examiner recommended that the Virginia SCC approve recovery of APCo’s requested ELG investment costs at Amos and Mountaineer Plants. Management expects to receive an order from the Virginia SCC in the fourth quarter of 2022.

Also in August 2021, the WVPSC approved the request to construct CCR/ELG investments at the Amos and Mountaineer Plants and approved recovery of the West Virginia jurisdictional share of these costs through an active rider. In October 2021, due to the Virginia SCC previously rejecting those ELG investments, the WVPSC issued an order directing APCo to proceed with CCR/ELG compliance plans that would allow the plants to continue operating beyond 2028. The WVPSC also ordered that APCo will be given the opportunity to recover, from West Virginia customers, the ELG and new capital and operating costs arising solely from the WVPSC's directive to operate the plants beyond 2028 if the WVPSC finds that the costs are reasonably and prudently incurred. The October 2021 order further states that unless the Virginia jurisdictional customers of APCo pay for their share of costs for ELG improvements and costs necessary to continue operations beyond 2028, the benefit of the capacity and energy made possible by those improvements and operating the Amos and Mountaineer Plants beyond 2028 should benefit only West Virginia and FERC jurisdictional customers who have shared in paying for those costs.

APCo expects the total Amos and Mountaineer Plant ELG investment, excluding AFUDC, to be approximately $162 million. As of September 30, 2022, APCo’s Virginia jurisdictional share of the net book value, before cost of removal including CWIP and inventory, of the Amos and Mountaineer Plants was approximately $1.5 billion and APCo’s Virginia jurisdictional share of its ELG investment balance in CWIP for these plants was $62 million.

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

Previously, management retired or announced early closure plans for Welsh Unit 2, Dolet Hills Power Station and Northeastern Plant Unit 3.

The table below summarizes the net book value, as of September 30, 2022, of generating facilities retired or planned for early retirement in advance of the retirement date currently authorized for ratemaking purposes:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)					(in millions)
PSO	Northeastern Plant, Unit 3	$143.7	$141.4	2026		(c)	$14.9
SWEPCo	Dolet Hills Power Station	—	54.7	2021		(d)	—
SWEPCo	Pirkey Plant	65.0	150.7	2023		(e)	12.5
SWEPCo	Welsh Plant, Units 1 and 3	432.3	75.7	2028	(f)	(g)	39.8
SWEPCo	Welsh Plant, Unit 2	—	35.2	2016		(h)	—

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
(e)Pirkey Plant is currently being recovered through 2025 in the Louisiana jurisdiction and through 2045 in the Arkansas and Texas jurisdictions.
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

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions)
Vertically Integrated Utilities	$476.9	$437.7	$1,076.3	$936.3
Transmission and Distribution Utilities	165.5	155.9	483.1	424.0
AEP Transmission Holdco	170.5	166.8	485.4	507.5
Generation & Marketing	97.5	100.7	284.3	189.7
Corporate and Other	(226.7)	(65.1)	(406.2)	(108.3)
Earnings Attributable to AEP Common Shareholders	$683.7	$796.0	$1,922.9	$1,949.2

AEP CONSOLIDATED

Third Quarter of 2022 Compared to Third Quarter of 2021

Earnings Attributable to AEP Common Shareholders decreased from $796 million in 2021 to $684 million in 2022 primarily due to:

•A loss on the expected sale of the Kentucky Operations.
•An increase in depreciation expense due to continued investment.

This decrease was partially offset by:

•Favorable rate proceedings in AEP’s various jurisdictions.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Earnings Attributable to AEP Common Shareholders decreased from $1,949 million in 2021 to $1,923 million in 2022 primarily due to:

•A loss on the expected sale of the Kentucky Operations.
•An impairment of AEP’s equity investment in Flat Ridge 2.
•An increase in depreciation expense due to continued investment.

These decreases were partially offset by:

•A gain on the sale of mineral rights.
•Favorable rate proceedings in AEP’s various jurisdictions.
•Increased sales volumes.
•Favorable mark-to-market economic hedge activity driven by higher commodity prices.

AEP’s results of operations by operating segment are discussed below.

VERTICALLY INTEGRATED UTILITIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Vertically Integrated Utilities	2022	2021	2022	2021
	(in millions)
Revenues	$3,226.3	$2,759.3	$8,562.2	$7,557.2
Fuel and Purchased Electricity	1,191.9	855.3	2,895.8	2,364.7
Gross Margin	2,034.4	1,904.0	5,666.4	5,192.5
Other Operation and Maintenance	834.0	796.9	2,383.1	2,240.6
Asset Impairments and Other Related Charges	24.9	—	24.9	—
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—	(37.0)	—
Depreciation and Amortization	520.6	436.3	1,525.0	1,302.2
Taxes Other Than Income Taxes	130.1	124.1	383.9	375.6
Operating Income	561.8	546.7	1,386.5	1,274.1
Other Income	9.0	4.1	24.9	9.9
Allowance for Equity Funds Used During Construction	6.0	9.6	20.4	30.3
Non-Service Cost Components of Net Periodic Benefit Cost	27.4	17.0	82.4	51.0
Interest Expense	(168.8)	(144.3)	(477.1)	(425.5)
Income Before Income Tax Expense (Benefit) and Equity Earnings	435.4	433.1	1,037.1	939.8
Income Tax Expense (Benefit)	(41.2)	(4.6)	(41.3)	3.4
Equity Earnings of Unconsolidated Subsidiary	0.3	1.0	1.0	2.5
Net Income	476.9	438.7	1,079.4	938.9
Net Income Attributable to Noncontrolling Interests	—	1.0	3.1	2.6
Earnings Attributable to AEP Common Shareholders	$476.9	$437.7	$1,076.3	$936.3

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	9,115	9,119	25,379	25,125
Commercial	6,640	6,468	18,069	17,396
Industrial	8,862	8,485	25,930	24,798
Miscellaneous	623	604	1,745	1,672
Total Retail	25,240	24,676	71,123	68,991

Wholesale (a)	4,254	5,713	12,388	14,842

Total KWhs	29,494	30,389	83,511	83,833

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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in degree days)
Eastern Region
Actual – Heating (a)	8	1	1,750	1,710
Normal – Heating (b)	4	4	1,748	1,742

Actual – Cooling (c)	783	847	1,178	1,209
Normal – Cooling (b)	745	744	1,082	1,087

Western Region
Actual – Heating (a)	—	—	930	993
Normal – Heating (b)	—	1	906	901

Actual – Cooling (c)	1,653	1,485	2,558	2,163
Normal – Cooling (b)	1,413	1,410	2,134	2,137

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2022 Compared to Third Quarter of 2021

Reconciliation of Third Quarter of 2021 to Third Quarter of 2022
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Third Quarter of 2021	$437.7

Changes in Gross Margin:
Retail Margins	92.7
Margins from Off-system Sales	8.3
Transmission Revenues	21.9
Other Revenues	7.5
Total Change in Gross Margin	130.4

Changes in Expenses and Other:
Other Operation and Maintenance	(37.1)
Asset Impairments and Other Related Charges	(24.9)
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	37.0
Depreciation and Amortization	(84.3)
Taxes Other Than Income Taxes	(6.0)
Other Income	4.9
Allowance for Equity Funds Used During Construction	(3.6)
Non-Service Cost Components of Net Periodic Pension Cost	10.4
Interest Expense	(24.5)
Total Change in Expenses and Other	(128.1)

Income Tax Benefit	36.6
Equity Earnings of Unconsolidated Subsidiary	(0.7)
Net Income Attributable to Noncontrolling Interests	1.0

Third Quarter of 2022	$476.9

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $93 million primarily due to the following:
•A $47 million increase at PSO due to a $26 million increase in base rate revenues and a $21 million increase in rider revenues. These increases were partially offset in other expense items below.
•A $40 million increase at SWEPCo primarily due to base rate revenue increases in Texas and Arkansas and an increase in rider revenues in all jurisdictions. These increases were partially offset in other expense items below.
•A $22 million increase at APCo and WPCo due to an increase in rider revenues in Virginia and West Virginia. This increase was partially offset in other expense items below.
•A $15 million increase at I&M primarily due to an increase in rider revenues. This increase was partially offset in other expense items below.
•An $11 million increase in weather-related usage primarily in the residential class.
These increases were partially offset by:
•A $47 million decrease at PSO and SWEPCo resulting from the NCWF PTC benefits provided to customers through fuel clause mechanisms. This decrease was partially offset in Income Tax Benefit below.

•A $10 million decrease in weather-normalized retail margins primarily in the residential class.
•Margins from Off-system Sales increased $8 million primarily due to the following:
•A $7 million increase due to an increase in Turk Plant merchant sales at SWEPCo.
•A $3 million increase at APCo primarily due to increased generation and strong market pricing.
•Transmission Revenues increased $22 million primarily due to continued investment in transmission assets and increased load.
•Other Revenues increased $8 million primarily due to an increase in pole attachment rental revenue.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $37 million primarily due to the following:
•A $15 million increase in PJM transmission services. This increase was partially offset in Retail Margins above.
•A $13 million increase in SPP transmission services. This increase was partially offset in Retail Margins above.
•An $11 million increase due to the expensing of cancelled capital projects.
•An $11 million increase in generation expenses primarily due to plant outages and maintenance at APCo and I&M.
•A $6 million increase in storm restoration expenses.
•A $5 million increase in distribution system improvements across multiple operating companies.
•A $5 million increase in Energy Efficiency/Demand Response expenses. This increase was partially offset in Retail Margins above.
These increases were partially offset by:
•A $36 million decrease due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This decrease is offset in Depreciation and Amortization expense below.
•Asset Impairments and Other Related Charges increased $25 million at APCo due to the write-off of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion related to the 2017-2019 Virginia Triennial review.
•Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset increased $37 million at APCo due to the establishment of a regulatory asset based on an August 2022 Virginia Supreme Court opinion and resulting under-earning during the 2017-2019 Triennial Review.
•Depreciation and Amortization expenses increased $84 million primarily due to the following:
•A $45 million increase due to a higher depreciable base primarily at APCo, I&M, PSO and SWEPCo and the implementation of new rates and the timing of refunds to customers under rate rider mechanisms at PSO and in Arkansas and Texas for SWEPCo. The increase due to implementation of new rates and the timing of refunds to customers under rate rider mechanisms at PSO was partially offset in Retail Margins above.
•A $39 million increase due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This increase was partially offset in Other Operation and Maintenance expenses above.
•Taxes Other Than Income Taxes increased $6 million due to the following:
•A $9 million increase at PSO and SWEPCo primarily due to increased property taxes and a new infrastructure fee at PSO implemented by the City of Tulsa in March 2022. This increase was partially offset in Retail Margins above.
This increase was partially offset by:
•A $5 million decrease at I&M primarily due to the repeal of the Indiana Utility Receipts Tax in July 2022. This decrease was partially offset in Retail Margins above.
•Other Income increased $5 million at PSO primarily due to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event.
•Allowance for Equity Funds Used During Construction decreased $4 million primarily due to a decrease in AFUDC equity rates at APCo.

•Non-Service Cost Components of Net Periodic Benefit Cost decreased $10 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $25 million primarily due to higher long-term debt balances at APCo, PSO and SWEPCo, increased Advances from Affiliates at SWEPCo and higher interest rates at APCo.
•Income Tax Benefit increased $37 million primarily due to an increase in PTCs partially offset by a decrease in amortization of Excess ADIT. These items were partially offset in Retail Margins above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Reconciliation of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Nine Months Ended September 30, 2021	$936.3

Changes in Gross Margin:
Retail Margins	404.6
Margins from Off-system Sales	(18.9)
Transmission Revenues	66.8
Other Revenues	21.4
Total Change in Gross Margin	473.9

Changes in Expenses and Other:
Other Operation and Maintenance	(142.5)
Asset Impairments and Other Related Charges	(24.9)
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	37.0
Depreciation and Amortization	(222.8)
Taxes Other Than Income Taxes	(8.3)
Other Income	15.0
Allowance for Equity Funds Used During Construction	(9.9)
Non-Service Cost Components of Net Periodic Pension Cost	31.4
Interest Expense	(51.6)
Total Change in Expenses and Other	(376.6)

Income Tax Expense	44.7
Equity Earnings of Unconsolidated Subsidiary	(1.5)
Net Income Attributable to Noncontrolling Interests	(0.5)

Nine Months Ended September 30, 2022	$1,076.3

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $405 million primarily due to the following:
•A $111 million increase at APCo and WPCo due to an increase in rider revenues in Virginia and West Virginia. This increase was partially offset in other expense items below.
•A $95 million increase at PSO due to a $51 million increase in base rate revenues and a $44 million increase in rider revenues. These increases were partially offset in other expense items below.
•An $80 million increase at SWEPCo primarily due to base rate revenue increases in Texas and Arkansas and an increase in rider revenues in all retail jurisdictions. These increases were partially offset in other expense items below.
•A $43 million increase at I&M due to an increase in rider revenues offset by lower wholesale true-ups. This increase was partially offset in other expense items below.
•A $41 million increase in weather-related usage primarily in the residential class.
•A $35 million increase in weather-normalized retail margins primarily in the commercial class.

These increases were partially offset by:
•A $62 million decrease at PSO and SWEPCo resulting from the NCWF PTC benefits provided to customers through fuel clause mechanisms. This decrease was partially offset in Income Tax Expense below.
•Margins from Off-system Sales decreased $19 million primarily due to the following:
•A $10 million decrease due to Turk Plant merchant sales as a result of the February 2021 severe winter weather event at SWEPCo.
•A $7 million decrease at KPCo due to a change in the OSS sharing arrangement.
•Transmission Revenues increased $67 million primarily due to the following:
•A $47 million increase in continued investment in transmission assets and increased load.
•A $20 million increase in formula rate true-up activity.
•Other Revenues increased $21 million primarily due to the following:
•A $7 million increase at APCo primarily due to business development revenue. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $6 million increase at I&M primarily due to a gain on sale of allowances and economic hedging activities. The gain on the sale of allowances was partially offset in Retail Margins above.
•A $3 million increase at KPCo primarily due to rental revenue from pole attachments, a gain on the sale of allowances and business development revenue.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $143 million primarily due to the following:
•A $96 million increase in PJM transmission services. This increase was partially offset in Retail Margins above.
•A $62 million increase in generation expenses primarily due to outages and maintenance at APCo, I&M and PSO.
•A $25 million increase in SPP transmission services. This increase was partially offset in Retail Margins above.
•A $16 million increase in storm restoration expenses.
•A $12 million increase in Energy Efficiency/Demand Response expenses. This increase was partially offset in Retail Margins above.
•An $11 million increase in employee-related expenses.
•An $11 million increase due to the expensing of cancelled capital projects.
These increases were partially offset by:
•A $108 million decrease due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This decrease is offset in Depreciation and Amortization expense below.
•Asset Impairments and Other Related Charges increased $25 million at APCo due to the write-off of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion related to the 2017-2019 Virginia Triennial review.
•Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset increased $37 million at APCo due to the establishment of a regulatory asset based on an August 2022 Virginia Supreme Court opinion and resulting under-earning during the 2017-2019 Triennial Review.
•Depreciation and Amortization expenses increased $223 million primarily due to the following:
•A $117 million increase due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This increase was partially offset in Other Operation and Maintenance expenses above.
•A $106 million increase due to a higher depreciable base primarily at APCo, I&M, PSO and SWEPCo, the implementation of new rates and the timing of refunds to customers under rate rider mechanisms at PSO and in Arkansas and Texas for SWEPCo. The increase due to implementation of new rates and the timing of refunds to customers under rate rider mechanisms at PSO was partially offset in Retail Margins above.

•Taxes Other Than Income Taxes increased $8 million primarily due to the following:
•A $13 million increase at PSO and SWEPCo primarily due to increased property taxes and a new infrastructure fee at PSO implemented by the City of Tulsa in March 2022. This increase was partially offset in Retail Margins above.
•A $4 million increase at APCo primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
These increases were partially offset by:
•An $8 million decrease at I&M primarily due to the repeal of the Indiana Utility Receipts Tax in July 2022. This decrease was partially offset in Retail Margins above.
•Other Income increased $15 million primarily due to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event at PSO and SWEPCo.
•Allowance for Equity Funds Used During Construction decreased $10 million primarily due to a decrease in AFUDC equity rates primarily at APCo.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $31 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $52 million primarily due to higher long-term debt balances at APCo, PSO and SWEPCo, increased Advances from Affiliates at SWEPCo, higher interest rates at APCo and a debt issuance at I&M in April 2021.
•Income Tax Expense decreased $45 million primarily due to the following:
•An $81 million increase in PTCs. This increase was partially offset in Retail Margins above.
•A $7 million decrease in state taxes.
These decreases were partially offset by:
•A $19 million increase due to an increase in pretax book income.
•A $14 million decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT was partially offset in Gross Margin above.
•A $14 million decrease in Parent Company Loss Benefit.

TRANSMISSION AND DISTRIBUTION UTILITIES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Transmission and Distribution Utilities	2022	2021	2022	2021
	(in millions)
Revenues	$1,530.2	$1,200.3	$4,078.6	$3,391.8
Purchased Electricity	399.5	188.1	884.8	561.6
Gross Margin	1,130.7	1,012.2	3,193.8	2,830.2
Other Operation and Maintenance	503.6	442.6	1,373.2	1,168.6
Depreciation and Amortization	188.3	164.6	559.5	515.8
Taxes Other Than Income Taxes	176.7	167.5	504.9	483.5
Operating Income	262.1	237.5	756.2	662.3
Other Income	1.4	0.5	3.7	2.2
Allowance for Equity Funds Used During Construction	9.3	11.3	23.6	24.3
Non-Service Cost Components of Net Periodic Benefit Cost	11.9	7.3	35.7	21.8
Interest Expense	(85.4)	(77.3)	(242.2)	(228.8)
Income Before Income Tax Expense and Equity Earnings	199.3	179.3	577.0	481.8
Income Tax Expense	33.8	23.4	94.7	57.8
Equity Earnings of Unconsolidated Subsidiary	—	—	0.8	—
Net Income	165.5	155.9	483.1	424.0
Net Income Attributable to Noncontrolling Interests	—	—	—	—
Earnings Attributable to AEP Common Shareholders	$165.5	$155.9	$483.1	$424.0

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	8,033	8,093	21,599	21,082
Commercial	7,538	7,125	20,478	19,189
Industrial	6,554	6,048	19,131	17,667
Miscellaneous	210	207	578	558
Total Retail (a)	22,335	21,473	61,786	58,496

Wholesale (b)	587	644	1,723	1,692

Total KWhs	22,922	22,117	63,509	60,188

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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in degree days)
Eastern Region
Actual – Heating (a)	8	1	2,078	1,993
Normal – Heating (b)	5	5	2,077	2,071

Actual – Cooling (c)	755	787	1,115	1,148
Normal – Cooling (b)	688	689	989	996

Western Region
Actual – Heating (a)	—	—	278	319
Normal – Heating (b)	—	—	193	188

Actual – Cooling (d)	1,478	1,308	2,701	2,278
Normal – Cooling (b)	1,382	1,379	2,433	2,436

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)Western Region cooling degree days are calculated on a 70 degree temperature base.

Third Quarter of 2022 Compared to Third Quarter of 2021

Reconciliation of Third Quarter of 2021 to Third Quarter of 2022
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Third Quarter of 2021	$155.9

Changes in Gross Margin:
Retail Margins	74.9
Margins from Off-system Sales	21.8
Transmission Revenues	11.4
Other Revenues	10.4
Total Change in Gross Margin	118.5

Changes in Expenses and Other:
Other Operation and Maintenance	(61.0)
Depreciation and Amortization	(23.7)
Taxes Other Than Income Taxes	(9.2)
Other Income	0.9
Allowance for Equity Funds Used During Construction	(2.0)
Non-Service Cost Components of Net Periodic Benefit Cost	4.6
Interest Expense	(8.1)
Total Change in Expenses and Other	(98.5)

Income Tax Expense	(10.4)

Third Quarter of 2022	$165.5

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $75 million primarily due to the following:
•A $31 million increase due to interim rate increases driven by increased distribution and transmission investment in Texas.
•A $21 million net increase in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $7 million increase in weather-related usage in Texas primarily due to a 13% increase in cooling degree days.
•A $6 million increase in revenue from rate riders in Texas. This increase was partially offset in other expense items below.
•A $4 million increase in weather-related usage in Ohio primarily due to the end of decoupling.
•Margins from Off-system Sales increased $22 million primarily due to the following:
•A $17 million increase in off-system sales at OVEC in Ohio due to higher market prices. This increase was offset in Retail Margins above and Other Revenues below.
•A $5 million increase in deferrals of OVEC costs in Ohio. This increase was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues increased $11 million primarily due to interim rate increases driven by increased transmission investment in Texas.

•Other Revenues increased $10 million primarily due to the following:
•A $19 million increase in securitization revenues due to AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset in Depreciation and Amortization expenses and Interest Expense below.
This increase was partially offset by:
•A $13 million decrease due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs in Ohio. This decrease was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $61 million primarily due to the following:
•A $21 million increase in ERCOT transmission expenses. This increase was partially offset in Retail Margins and Transmission Revenues above.
•A $14 million increase in transmission expenses in Ohio primarily due to an increase in recoverable PJM expenses. This increase was offset in Retail Margins above.
•A $6 million increase in distribution-related expenses in Texas.
•A $5 million increase in remitted Universal Service Fund surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset in Retail Margins above.
•A $5 million increase in recoverable distribution expenses in Ohio primarily related to vegetation management. This increase was offset in Retail Margins above.
•Depreciation and Amortization expenses increased $24 million primarily due to the following:
•A $19 million increase in securitization amortizations primarily due to prior year AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset in Other Revenues above.
•A $6 million increase due to a higher depreciable base of transmission and distribution assets in Texas.
•A $4 million increase in recoverable advanced metering system depreciable expenses in Texas.
These increases were partially offset by:
•A $6 million decrease in recoverable Distribution Investment Rider depreciable expenses in Ohio. This decrease was offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $9 million primarily due to property taxes as a result of increased distribution and transmission investment and higher tax rates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $5 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $8 million primarily due to the following:
•An $11 million increase in Texas primarily due to higher long-term debt balances and higher interest rates.
This increase was partially offset by:
•A $3 million decrease in Ohio primarily due to the retirement of a higher rate bond, partially offset by the issuance of a lower rate bond in 2021.
•Income Tax Expense increased $10 million primarily due to an increase in pretax book income and a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT was offset in Gross Margin above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Reconciliation of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Nine Months Ended September 30, 2021	$424.0

Changes in Gross Margin:
Retail Margins	290.0
Margins from Off-system Sales	47.8
Transmission Revenues	50.0
Other Revenues	(24.2)
Total Change in Gross Margin	363.6

Changes in Expenses and Other:
Other Operation and Maintenance	(204.6)
Depreciation and Amortization	(43.7)
Taxes Other Than Income Taxes	(21.4)
Other Income	1.5
Allowance for Equity Funds Used During Construction	(0.7)
Non-Service Cost Components of Net Periodic Benefit Cost	13.9
Interest Expense	(13.4)
Total Change in Expenses and Other	(268.4)

Income Tax Expense	(36.9)
Equity Earnings of Unconsolidated Subsidiary	0.8

Nine Months Ended September 30, 2022	$483.1

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $290 million primarily due to the following:
•An $85 million net increase in Ohio Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $70 million increase due to interim rate increases driven by increased distribution and transmission investment in Texas.
•A $31 million increase due to prior year refunds of Excess ADIT to customers in Texas. This increase was offset in Income Tax Expense below.
•A $28 million increase in weather-normalized margins primarily from the commercial class.
•A $25 million increase related to various rider revenues in Ohio. This increase was partially offset in Margins from Off-system Sales, Other Revenues and other expense items below.
•A $20 million increase in revenue from rate riders in Texas. This increase was partially offset in other expense items below.
•A $15 million increase in weather-related usage in Texas primarily due to a 19% increase in cooling degree days, partially offset by a 13% decrease in heating degree days.
•An $8 million increase in weather-related usage in Ohio primarily due to the end of decoupling.
•Margins from Off-system Sales increased $48 million primarily due to the following:
•A $54 million increase in off-system sales at OVEC in Ohio due to higher market prices and volume. This increase was offset in Retail Margins above and Other Revenues below.

This increase was partially offset by:
•A $6 million decrease in deferrals of OVEC costs in Ohio. This decrease was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues increased $50 million primarily due to the following:
•A $46 million increase due to interim rate increases driven by increased transmission investment in Texas.
•A $7 million increase due to prior year refunds to customers associated with the most recent base rate case in Texas. This increase was offset in Other Revenues below.
•A $7 million increase due to continued investment in transmission assets in Ohio.
These increases were partially offset by:
•An $11 million decrease due to transmission formula rate true-up activity in Ohio.
•Other Revenues decreased $24 million primarily due to the following:
•A $29 million decrease primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs in Ohio. This decrease was offset in Retail Margins and Margins from Off-system Sales above.
•A $12 million decrease due to prior year refunds to customers associated with the most recent base rate case in Texas. This decrease was partially offset in Retail Margins and Transmission Revenues above.
•A $5 million decrease in energy efficiency revenues in Texas.
These decreases were partially offset by:
•A $20 million increase in securitization revenues due to AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset in Depreciation and Amortization expenses and Interest Expense below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $205 million primarily due to the following:
•A $67 million increase in transmission expenses in Ohio primarily due to the following:
•A $67 million increase in recoverable PJM expenses. This increase was offset in Retail Margins above.
•A $6 million increase in transmission vegetation management expenses.
These increases were partially offset by:
•A $10 million decrease in transmission formula rate true-up activity.
•A $46 million increase in ERCOT transmission expenses. This increase was partially offset in Retail Margins and Transmission Revenues above.
•A $20 million increase in employee-related expenses.
•A $19 million increase in bad debt-related expenses, including $8 million in 2022 due to Bad Debt Rider over-recovery in Ohio. This increase was offset in Retail Margins above.
•A $15 million increase in recoverable distribution expenses in Ohio primarily related to vegetation management. This increase was offset in Retail Margins above.
•A $14 million increase in remitted Universal Services Fund surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset in Retail Margins above.
•A $13 million increase in distribution-related expenses in Texas.
•Depreciation and Amortization expenses increased $44 million primarily due to the following:
•A $24 million increase due to a higher depreciable base and amortizations of transmission and distribution assets in Texas.
•A $19 million increase in securitization amortizations primarily due to prior year AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset in Other Revenues above.
•An $11 million increase in recoverable advanced metering system depreciable expenses in Texas.
These increases were partially offset by:
•A $6 million decrease in recoverable smart grid depreciable expenses in Ohio. This decrease was offset in Retail Margins above.

•A $6 million decrease in recoverable Distribution Investment Rider depreciable expenses in Ohio. This decrease was offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $21 million primarily due to increased property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $14 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $13 million primarily due to the following:
•A $21 million increase in Texas primarily due to higher long-term debt balances and higher interest rates.
This increase was partially offset by:
•A $7 million decrease in Ohio primarily due to the retirement of a higher rate bond, partially offset by the issuance of a lower rate bond in 2021.
•Income Tax Expense increased $37 million primarily due to an increase in pretax book income and a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT is partially offset in Gross Margin above.

AEP TRANSMISSION HOLDCO

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
AEP Transmission Holdco	2022	2021	2022	2021
	(in millions)
Transmission Revenues	$430.9	$391.6	$1,221.1	$1,146.8
Other Operation and Maintenance	46.5	40.3	114.4	96.9
Depreciation and Amortization	89.5	78.1	262.7	225.5
Taxes Other Than Income Taxes	70.5	62.7	207.9	183.4
Operating Income	224.4	210.5	636.1	641.0
Interest and Investment Income	0.7	0.3	1.1	0.7
Allowance for Equity Funds Used During Construction	20.3	16.1	51.2	49.3
Non-Service Cost Components of Net Periodic Benefit Cost	1.3	0.5	3.8	1.6
Interest Expense	(44.4)	(37.6)	(124.2)	(108.4)
Income Before Income Tax Expense and Equity Earnings	202.3	189.8	568.0	584.2
Income Tax Expense	52.1	42.0	141.9	131.2
Equity Earnings of Unconsolidated Subsidiary	21.2	20.1	61.7	57.7
Net Income	171.4	167.9	487.8	510.7
Net Income Attributable to Noncontrolling Interests	0.9	1.1	2.4	3.2
Earnings Attributable to AEP Common Shareholders	$170.5	$166.8	$485.4	$507.5

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	September 30,
	2022	2021
	(in millions)
Plant in Service	$12,455.2	$11,256.0
Construction Work in Progress	1,752.7	1,609.6
Accumulated Depreciation and Amortization	986.3	758.1
Total Transmission Property, Net	$13,221.6	$12,107.5

Third Quarter of 2022 Compared to Third Quarter of 2021

Reconciliation of Third Quarter of 2021 to Third Quarter of 2022
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Third Quarter of 2021	$166.8

Changes in Transmission Revenues:
Transmission Revenues	39.3
Total Change in Transmission Revenues	39.3

Changes in Expenses and Other:
Other Operation and Maintenance	(6.2)
Depreciation and Amortization	(11.4)
Taxes Other Than Income Taxes	(7.8)
Interest and Investment Income	0.4
Allowance for Equity Funds Used During Construction	4.2
Non-Service Cost Components of Net Periodic Pension Cost	0.8
Interest Expense	(6.8)
Total Change in Expenses and Other	(26.8)

Income Tax Expense	(10.1)
Equity Earnings of Unconsolidated Subsidiary	1.1
Net Income Attributable to Noncontrolling Interests	0.2

Third Quarter of 2022	$170.5

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $39 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $6 million primarily due to cancelled capital projects.
•Depreciation and Amortization expenses increased $11 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $8 million primarily due to higher property taxes as a result of increased transmission investment.
•Allowance for Equity Funds Used During Construction increased $4 million primarily due to higher CWIP.
•Interest Expense increased $7 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $10 million primarily due to an increase in pretax book income and a decrease in parent company loss benefit.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Reconciliation of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Nine Months Ended September 30, 2021	$507.5

Changes in Transmission Revenues:
Transmission Revenues	74.3
Total Change in Transmission Revenues	74.3

Changes in Expenses and Other:
Other Operation and Maintenance	(17.5)
Depreciation and Amortization	(37.2)
Taxes Other Than Income Taxes	(24.5)
Interest and Investment Income	0.4
Allowance for Equity Funds Used During Construction	1.9
Non-Service Cost Components of Net Periodic Pension Cost	2.2
Interest Expense	(15.8)
Total Change in Expenses and Other	(90.5)

Income Tax Expense	(10.7)
Equity Earnings of Unconsolidated Subsidiary	4.0
Net Income Attributable to Noncontrolling Interests	0.8

Nine Months Ended September 30, 2022	$485.4

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:
•Transmission Revenues increased $74 million primarily due to the following:
•A $117 million increase due to continued investment in transmission assets.
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
Expenses and Other, Income Tax Expense and Equity Earnings of Unconsolidated Subsidiary changed between years as follows:
•Other Operation and Maintenance expenses increased $18 million primarily due to the following:
•A $15 million increase in employee-related expenses.
•A $5 million increase due to cancelled capital projects.
•Depreciation and Amortization expenses increased $37 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $25 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $16 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $11 million primarily due to a decrease in parent company loss benefit, partially offset by a decrease in pretax book income.
•Equity Earnings of Unconsolidated Subsidiary increased $4 million primarily due to higher pretax equity earnings for ETT, partially offset by lower pretax equity earnings for Pioneer.

GENERATION & MARKETING

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Generation & Marketing	2022	2021	2022	2021
	(in millions)
Revenues	$735.4	$621.1	$2,014.3	$1,691.9
Fuel, Purchased Electricity and Other	566.1	444.7	1,534.0	1,368.7
Gross Margin	169.3	176.4	480.3	323.2
Other Operation and Maintenance	44.7	38.2	71.2	98.8
Gain on Sale of Mineral Rights	—	—	(116.3)	—
Depreciation and Amortization	23.1	21.1	68.8	59.7
Taxes Other Than Income Taxes	3.1	2.6	9.3	8.1
Operating Income	98.4	114.5	447.3	156.6
Interest and Investment Income	12.5	1.3	21.4	2.4
Non-Service Cost Components of Net Periodic Benefit Cost	5.1	3.8	15.4	11.5
Interest Expense	(16.7)	(4.0)	(30.7)	(11.1)
Income Before Income Tax Expense (Benefit) and Equity Loss	99.3	115.6	453.4	159.4
Income Tax Expense (Benefit)	(5.1)	8.3	(25.3)	(31.0)
Equity Loss of Unconsolidated Subsidiaries	(8.2)	(7.8)	(200.6)	(6.2)
Net Income	96.2	99.5	278.1	184.2
Net Loss Attributable to Noncontrolling Interests	(1.3)	(1.2)	(6.2)	(5.5)
Earnings Attributable to AEP Common Shareholders	$97.5	$100.7	$284.3	$189.7

Summary of MWhs Generated for Generation & Marketing

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of MWhs)
Fuel Type:
Coal	1	1	3	3
Renewables	1	1	3	3
Total MWhs	2	2	6	6

Third Quarter of 2022 Compared to Third Quarter of 2021

Reconciliation of Third Quarter of 2021 to Third Quarter of 2022
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Third Quarter of 2021	$100.7

Changes in Gross Margin:
Merchant Generation	4.5
Renewable Generation	19.2
Retail, Trading and Marketing	(30.8)
Total Change in Gross Margin	(7.1)

Changes in Expenses and Other:
Other Operation and Maintenance	(6.5)
Depreciation and Amortization	(2.0)
Taxes Other Than Income Taxes	(0.5)
Interest and Investment Income	11.2
Non-Service Cost Components of Net Periodic Benefit Cost	1.3
Interest Expense	(12.7)
Total Change in Expenses and Other	(9.2)

Income Tax Expense	13.4
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(0.4)
Net Income Attributable to Noncontrolling Interests	0.1

Third Quarter of 2022	$97.5

The major components of the decrease in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•Merchant Generation increased $5 million primarily due to higher market prices.
•Renewable Generation increased $19 million primarily due to higher market prices at Texas wind facilities and new solar projects placed in service.
•Retail, Trading and Marketing decreased $31 million due to lower gains from mark-to-market economic hedging activity.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $7 million primarily due to the installment sale of Amazon substations in 2021.
•Interest and Investment Income increased $11 million primarily due to an increase in advances to affiliates.
•Interest Expense increased $13 million due to higher interest rates in 2022.
•Income Tax Expense decreased $13 million primarily due to a decrease in pretax book income, an increase in PTCs and a decrease in state income taxes.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Reconciliation of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Nine Months Ended September 30, 2021	$189.7

Changes in Gross Margin:
Merchant Generation	(6.1)
Renewable Generation	35.2
Retail, Trading and Marketing	128.0
Total Change in Gross Margin	157.1

Changes in Expenses and Other:
Other Operation and Maintenance	27.6
Gain on Sale of Mineral Rights	116.3
Depreciation and Amortization	(9.1)
Taxes Other Than Income Taxes	(1.2)
Interest and Investment Income	19.0
Non-Service Cost Components of Net Periodic Benefit Cost	3.9
Interest Expense	(19.6)
Total Change in Expenses and Other	136.9

Income Tax Benefit	(5.7)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(194.4)
Net Loss Attributable to Noncontrolling Interests	0.7

Nine Months Ended September 30, 2022	$284.3

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost of service for retail operations were as follows:

•Merchant Generation decreased $6 million primarily due to additional Cardinal plant outage days in 2022 and the sale of Racine, partially offset by higher market prices.
•Renewable Generation increased $35 million primarily due to higher market prices at Texas wind facilities and new solar projects placed in service.
•Retail, Trading and Marketing increased $128 million due to higher mark-to-market economic hedge activity driven by higher commodity prices.

Expenses and Other, Income Tax Benefit and Equity Earnings (Loss) of Unconsolidated Subsidiaries changed between years as follows:

•Other Operation and Maintenance expenses decreased $28 million primarily due to higher land sales and the sale of renewable development projects.
•Gain on Sale of Mineral Rights increased $116 million due to the current year sale of mineral rights.
•Depreciation and Amortization expenses increased $9 million due to a higher depreciable base from increased investments in renewable energy assets.
•Interest and Investment Income increased $19 million primarily due to an increase in advances to affiliates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $4 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $20 million due to higher interest rates in 2022.

•Income Tax Benefit decreased $6 million primarily due to an increase in pretax book income partially offset by an increase in PTCs and a favorable discrete tax adjustment in 2022.
•Equity Earnings (Loss) of Unconsolidated Subsidiaries decreased $194 million primarily due to the impairment of AEP’s investment in Flat Ridge 2 Wind LLC.

CORPORATE AND OTHER

Third Quarter of 2022 Compared to Third Quarter of 2021

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $65 million in 2021 to a loss of $227 million in 2022 primarily due to:

•A $195 million pretax loss related to the anticipated sale of Kentucky operations.
•A $35 million increase in interest expense due to higher interest rates on short-term debt, an increase in advances from affiliates and an increase in long-term debt outstanding.

These items were partially offset by:

•A $28 million increase due to favorable changes in gains and losses from AEP’s investment in ChargePoint. As of August 2022, AEP no longer has a direct investment in ChargePoint.
•A $56 million decrease in Income Tax Expense primarily due to the following:
•A $45 million decrease due to a loss on the anticipated sale of Kentucky operations.
•A $15 million decrease due to a change in Parent Company Loss Benefit.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $108 million in 2021 to a loss of $406 million in 2022 primarily due to:

•A $263 million pretax loss related to the anticipated sale of Kentucky operations.
•A $54 million increase in interest expense due to higher long-term debt outstanding and higher interest rates on short-term debt.
•A $45 million decrease at EIS, primarily due to lower returns on investments and an increase in reserves.
•A $24 million decrease in equity earnings.
•A $22 million decrease due to unfavorable changes in gains and losses from AEP’s investment in ChargePoint. As of August 2022, AEP no longer has a direct investment in ChargePoint.

These items were partially offset by:

•A $103 million decrease in Income Tax Expense primarily due to the following:
•A $45 million decrease due to a loss on the anticipated sale of Kentucky operations.
•A $29 million decrease due to a change in pretax book income.
•A $33 million decrease due to Parent Company Loss Benefit.

AEP SYSTEM INCOME TAXES

Third Quarter of 2022 Compared to Third Quarter of 2021

Income Tax Expense decreased $86 million primarily due to an increase in benefit from PTCs and a decrease in pretax book income.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Income Tax Expense decreased $95 million primarily due to:
•A $73 million decrease due to an increase in PTCs.
•A $25 million decrease due to a decrease in pretax book income.
•A $26 million decrease due to discrete adjustments, primarily driven by the remeasurement of state deferred taxes as a result of newly enacted West Virginia and Oklahoma state legislation in 2021.
These decreases were partially offset by:
•A $33 million increase due to a decrease in amortization of Excess ADIT.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheets and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	September 30, 2022		December 31, 2021
	(dollars in millions)
Long-term Debt, including amounts due within one year (a)	$35,050.1	56.3%	$33,454.5	57.0%
Short-term Debt	2,702.3	4.3	2,614.0	4.4
Total Debt	37,752.4	60.6	36,068.5	61.4
AEP Common Equity	24,278.2	39.0	22,433.2	38.2
Noncontrolling Interests	234.1	0.4	247.0	0.4
Total Debt and Equity Capitalization	$62,264.7	100.0%	$58,748.7	100.0%
(a)Amount excludes $1.2 billion and $1.1 billion as of September 30, 2022 and December 31, 2021, respectively, of Long-term Debt classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

AEP’s ratio of debt-to-total capital decreased from 61.4% as of December 31, 2021 to 60.6% as of September 30, 2022 primarily due to the settlement of the forward equity purchase contracts related to the 2019 Equity Units, partially offset by an increase in debt to support distribution, transmission and renewable investment growth. See “Equity Units” section of Note 12 for additional information.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity.  As of September 30, 2022, AEP had $5 billion of revolving credit facilities to support its commercial paper program.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, leasing agreements, hybrid securities or common stock. AEP and its utilities finance its operations with commercial paper and other variable rate instruments that are subject to fluctuations in interest rates. To the extent that the Federal Reserve continues to raise short-term interest rates, it could reduce future net income and cash flows and impact financial condition. In February 2021, severe winter weather impacted certain AEP service territories resulting in disruptions to SPP market conditions. See Note 4 - Rate Matters for additional information. In March 2021, AEP entered into a $500 million 364-day Term Loan and borrowed the full amount to help address the cash flow implications resulting from the February 2021 severe winter weather event. In March 2022, AEP extended the maturity date of the original 364-Day Term Loan to August 2022. In August 2022, AEP paid off the $500 million Term Loan. In 2022, increased fuel and purchased power prices continue to lead to an increase in under collection of fuel costs. As a result, in July 2022, APCo and KPCo entered into term loans of $100 million and $75 million, respectively, to help address the cash flow implications of the increased fuel and purchased power costs. See “Deferred Fuel Costs” section of Executive Overview for additional information on how the registrants are addressing the increase in deferred fuel regulatory assets. In September 2022, the ODFA issued ratepayer-backed securitization bonds for the purpose of reimbursing PSO for $687 million of extraordinary fuel costs and purchases of electricity incurred during the February 2021 severe winter weather event. See Note 4 - Rate Matters for additional information.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of September 30, 2022, available liquidity was approximately $3.6 billion as illustrated in the table below:

		Amount	Maturity
Commercial Paper Backup:		(in millions)
	Revolving Credit Facility	$4,000.0	March 2027	(a)
	Revolving Credit Facility	1,000.0	March 2024	(a)
Cash and Cash Equivalents		522.2
Total Liquidity Sources		5,522.2
Less:	AEP Commercial Paper Outstanding	1,952.3
Net Available Liquidity		$3,569.9
(a)In April 2022, AEP extended the maturity dates of the Revolving Credit Facilities from March 2026 to March 2027 and from March 2023 to March 2024, respectively.
AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during the first nine months of 2022 was $2.4 billion.  The weighted-average interest rate for AEP’s commercial paper during 2022 was 1.82%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under five uncommitted facilities totaling $400 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of September 30, 2022 was $310 million with maturities ranging from October 2022 to August 2023.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in September 2021 to include a $125 million and a $625 million facility. The $125 million facility was renewed in September 2022 and amended to extend the expiration date to September 2024. The $625 million facility also expires in September 2024. As of September 30, 2022, the affiliated utility subsidiaries are in compliance with all requirements under the agreement.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of September 30, 2022, this contractually-defined percentage was 57.7%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements.  This condition also applies in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

ATM Program

AEP participates in an ATM offering program that allows AEP to issue, from time to time, up to an aggregate of $1 billion of its common stock, including shares of common stock that may be sold pursuant to an equity forward sales agreement. There were no issuances under the ATM program for the nine months ended September 30, 2022. As of September 30, 2022, approximately $511 million of equity is available for issuance under the ATM offering program. See Note 12 - Financing Activities for additional information.

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

See Note 12 - Financing Activities for additional information.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.83 per share in October 2022. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 12 for additional information.

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

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$451.4	$438.3
Net Cash Flows from Operating Activities	4,733.2	2,973.0
Net Cash Flows Used for Investing Activities	(5,822.5)	(4,906.2)
Net Cash Flows from Financing Activities	1,215.2	2,921.6
Net Increase in Cash and Cash Equivalents	125.9	988.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$577.3	$1,426.7

Operating Activities

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Net Income	$1,922.2	$1,949.5
Non-Cash Adjustments to Net Income (a)	2,661.1	2,191.1
Mark-to-Market of Risk Management Contracts	162.3	101.0
Property Taxes	459.9	415.1
Deferred Fuel Over/Under-Recovery, Net	(148.7)	(1,356.8)
Change in Other Noncurrent Assets	(6.0)	(108.0)
Change in Other Noncurrent Liabilities	324.0	162.7
Change in Certain Components of Working Capital	(641.6)	(381.6)
Net Cash Flows from Operating Activities	$4,733.2	$2,973.0

(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Deferred Income Taxes, Loss on the Expected Sale of the Kentucky Operations, Asset Impairments and Other Related Charges, Impairment of Equity Method Investment, AFUDC, Gain on Sale of Mineral Rights and Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset.

Net Cash Flows from Operating Activities increased by $1.8 billion primarily due to the following:
•A $1.2 billion increase in cash primarily due to the timing of fuel and purchase power revenues and expenses. PSO and SWEPCo were impacted by the February 2021 severe winter weather event in SPP which led to significantly higher fuel and purchased power expenses which were deferred as regulatory assets in 2021. In September 2022, the ODFA issued ratepayer-backed securitization bonds and provided PSO proceeds of $687 million as reimbursement of the extraordinary fuel costs and purchased electricity incurred during the severe winter weather event. See Note 4 - Rate Matters for additional information. In 2022, increased fuel and purchased power prices in excess of amounts included in fuel-related revenues has resulted in an increase in the under collection of fuel costs in most jurisdictions, offsetting the proceeds received by PSO in September 2022. See the “Deferred Fuel Costs” section of Executive Overview for additional information.

•A $443 million increase in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.
•A $161 million increase in cash from the Change in Other Noncurrent Liabilities. The increase is primarily due to changes in regulatory liabilities driven by timing differences between collections from and refunds to customers under rate rider mechanisms.
•A $102 million increase in cash from the Change in Other Noncurrent Assets primarily due to incremental other operation and maintenance storm restoration expenses incurred in 2021 by APCo, SWEPCo and KPCo as a result of the February 2021 severe winter weather event. KPCo intends to seek recovery of these incremental storm costs in its next base rate case while APCo is expected to seek recovery in either upcoming rider or base case filings. In October 2021, SWEPCo requested recovery of these storm costs, in addition to storm costs from Hurricanes Delta and Laura, in a filing with the LPSC. The increase due to the February 2021 severe winter weather event was partially offset by the deferral of incremental other operation and maintenance storm restoration expenses incurred in June 2022 by APCo, KPCo, OPCo and WPCo. Recovery of the June 2022 storm costs will be requested in future filings. See Note 4 - Rate Matters for additional information.
These increases in cash were partially offset by:
•A $260 million decrease in cash from the Change in Certain Components of Working Capital. The decrease is primarily due to fuel, material and supplies driven by prior year decreases in coal and lignite inventory on hand, an increase in estimated federal income taxes paid and the timing of accounts receivables. These decreases were partially offset by the timing of accounts payable and a return of margin deposits from PJM originally paid in 2021.

Investing Activities

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Construction Expenditures	$(4,748.5)	$(4,087.0)
Acquisitions of Nuclear Fuel	(91.9)	(63.2)
Acquisition of the Dry Lake Solar Project	—	(114.4)
Acquisition of the North Central Wind Energy Facilities	(1,207.3)	(652.8)
Proceeds from Sale of Assets	215.7	17.4
Other	9.5	(6.2)
Net Cash Flows Used for Investing Activities	$(5,822.5)	$(4,906.2)

Net Cash Flows Used for Investing Activities increased by $916 million primarily due to the following:
•A $662 million increase in Construction Expenditures, primarily due to increases in Vertically Integrated Utilities of $437 million and Transmission and Distribution Utilities of $271 million.
•A $440 million increase due to the 2022 acquisition of Traverse, partially offset by the 2021 acquisitions of the Dry Lake Solar Project and Sundance. See Note 6 - Acquisitions, Assets and Liabilities Held for Sale, Dispositions and Impairments for additional information.
These increases in cash used were partially offset by:
•A $198 million increase in Proceeds from Sale of Assets, primarily due to the sale of certain mineral rights. See Note 6 - Acquisitions, Assets and Liabilities Held for Sale, Dispositions and Impairments for additional information.

Financing Activities

	Nine Months Ended September 30,
	2022	2021
	(in millions)
Issuance of Common Stock	$827.2	$548.0
Issuance/Retirement of Debt, Net	1,837.6	3,537.2
Dividends Paid on Common Stock	(1,212.5)	(1,122.7)
Other	(237.1)	(40.9)
Net Cash Flows from Financing Activities	$1,215.2	$2,921.6

Net Cash Flows from Financing Activities decreased by $1.7 billion primarily due to the following:
•A $1.6 billion decrease in issuances of long-term debt. See Note 12 - Financing Activities for additional information.
•A $129 million increase in retirements of long-term debt. See Note 12 - Financing Activities for additional information.
These decreases in cash were partially offset by:
•A $279 million increase in issuances of common stock primarily due to the settlement of the 2019 equity units. See “Equity Units” section of Note 12 for additional information.
•A $64 million increase due to changes in short-term debt. See Note 12 - Financing Activities for additional information.

See the “Long-term Debt Subsequent Events” section of Note 12 for Long-term debt and other securities issued, retired and principal payments made after September 30, 2022 through October 27, 2022, the date that the third quarter 10-Q was filed.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $7.6 billion of capital expenditures in 2022. For the four year period, 2023 through 2026, management forecasts capital expenditures of $32.9 billion. The expenditures are generally for transmission, generation, distribution, regulated renewables and required environmental investment to comply with the Federal EPA rules.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews, inflation and the ability to access capital.  Management expects to fund these capital expenditures through cash flows from operations, proceeds from the sale of Kentucky operations, proceeds from the sale of competitive contracted renewables and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged. For complete information of forecasted capital expenditures, see the “Budgeted Capital Expenditures” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2021 Annual Report.

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

Management employs risk management contracts including physical forward and financial forward purchase-and-sale contracts.  Management engages in risk management of power, capacity, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  As a result, AEP is subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the Board of Directors.  AEPSC’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Regulated Risk Committee and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s President & Chief Financial Officer, Chief Operating Officer, Executive Vice President of Generation, Senior Vice President of Grid Solutions, Senior Vice President of Treasury and Risk and Chief Risk Officer.  The Competitive Risk Committee consists of AEPSC’s President & Chief Financial Officer, Senior Vice President of Treasury and Risk and Chief Risk Officer in addition to Chief Commercial Officer and Senior Vice President of Financial and Commercial Operations.  When commercial activities exceed predetermined limits, positions are modified to reduce the risk to be within the limits unless specifically approved by the respective committee.

The effects of COVID-19 continue to be monitored, and while markets have shown improvement, credit risks remain as counterparties encounter business and supply chain disruptions.

Due to multiple defaults of market participants, ERCOT had a large outstanding unpaid balance associated with the February 2021 winter storm. A certain portion of this balance has been securitized and disbursed to impacted market participants. A recovery plan has been reached by ERCOT for the remaining portion of the outstanding balance. In both cases, financial costs are allocated to certain market participants and in the role AEPEP is exposed, but not materially. If the market rules were to change on how socialized losses are allocated this could affect AEPEP’s exposure. Regardless of the approach of how socialized losses are allocated there are potential downstream impacts that could push counterparties into financial distress and or bankruptcy, affecting AEPEP, AEP Texas and ETT.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2021:

MTM Risk Management Contract Net Assets (Liabilities)
Nine Months Ended September 30, 2022

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2021	$59.8	$(91.4)	$275.9	$244.3
(Gain)/Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(65.5)	3.7	(50.0)	(111.8)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	0.9	0.9
Changes in Fair Value Due to Market Fluctuations During the Period (b)	1.9	—	265.4	267.3
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	224.5	44.6	—	269.1
MTM Risk Management Contract Net Assets Held for Sale Related to KPCo (d)	(8.4)	—	—	(8.4)
Total MTM Risk Management Contract Net Assets (Liabilities) as of September 30, 2022	$212.3	$(43.1)	$492.2	661.4
Commodity Cash Flow Hedge Contracts				572.7
Interest Rate Cash Flow Hedge Contracts				8.8
Fair Value Hedge Contracts				(135.4)
Collateral Deposits				(847.0)
Total MTM Derivative Contract Net Assets as of September 30, 2022				$260.5

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
(c)Relates to the net gains (losses) of those contracts that are not reflected on the statements of income.  These net gains (losses) are recorded as regulatory liabilities/assets or accounts payable on the balance sheet.
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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of September 30, 2022, credit exposure net of collateral to sub investment grade counterparties was approximately 0.8%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of September 30, 2022, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$830.1	$399.5	$430.6	3	$186.4
Split Rating	0.8	—	0.8	1	0.8
Noninvestment Grade	2.5	2.4	0.1	1	0.1
No External Ratings:
Internal Investment Grade	32.1	—	32.1	3	24.7
Internal Noninvestment Grade	16.7	13.2	3.5	4	3.4
Total as of September 30, 2022	$882.2	$415.1	$467.1

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

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of September 30, 2022, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Nine Months Ended				Twelve Months Ended
September 30, 2022				December 31, 2021
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.4	$4.5	$0.8	$0.1	$0.4	$3.6	$0.4	$0.1

VaR Model
Non-Trading Portfolio

Nine Months Ended				Twelve Months Ended
September 30, 2022				December 31, 2021
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$16.6	$76.9	$26.0	$6.7	$8.3	$14.9	$3.7	$0.7

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. Recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in March 2022, the Federal Reserve approved a 0.25% rate increase and in each of June, July and September of 2022 approved further 0.75% rate increases. The Federal Reserve has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024. AEP has outstanding short and long-term debt which is subject to variable rates. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the nine months ended September 30, 2022 and 2021, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $47 million and $32 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Vertically Integrated Utilities	$3,174.6	$2,716.8	$8,416.4	$7,445.9
Transmission and Distribution Utilities	1,525.5	1,195.0	4,064.5	3,366.9
Generation & Marketing	733.1	617.4	1,997.0	1,641.6
Other Revenues	92.9	93.8	280.5	276.2
TOTAL REVENUES	5,526.1	4,623.0	14,758.4	12,730.6

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	2,111.9	1,441.4	5,177.0	4,126.1
Other Operation	797.0	735.3	2,079.0	1,894.6
Maintenance	298.1	277.8	909.6	817.0
Loss on the Expected Sale of the Kentucky Operations	194.5	—	263.3	—
Asset Impairments and Other Related Charges	24.9	—	24.9	—
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—	(37.0)	—
Gain on Sale of Mineral Rights	—	—	(116.3)	—
Depreciation and Amortization	821.8	700.3	2,416.8	2,103.9
Taxes Other Than Income Taxes	384.8	360.8	1,118.5	1,061.4
TOTAL EXPENSES	4,596.0	3,515.6	11,835.8	10,003.0

OPERATING INCOME	930.1	1,107.4	2,922.6	2,727.6

Other Income (Expense):
Other Income (Expense)	4.8	(20.6)	(5.6)	34.2
Allowance for Equity Funds Used During Construction	35.6	37.0	95.2	103.9
Non-Service Cost Components of Net Periodic Benefit Cost	47.2	29.6	141.5	88.9
Interest Expense	(360.7)	(303.7)	(1,001.7)	(895.5)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS (LOSS)	657.0	849.7	2,152.0	2,059.1

Income Tax Expense (Benefit)	(16.1)	69.8	90.7	185.5
Equity Earnings (Loss) of Unconsolidated Subsidiaries	10.2	17.0	(139.1)	75.9

NET INCOME	683.3	796.9	1,922.2	1,949.5

Net Income (Loss) Attributable to Noncontrolling Interests	(0.4)	0.9	(0.7)	0.3

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$683.7	$796.0	$1,922.9	$1,949.2

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	513,730,196	501,233,680	511,162,723	499,418,278

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.33	$1.59	$3.76	$3.90

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	515,315,994	502,606,836	512,714,006	500,600,237

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.33	$1.58	$3.75	$3.89

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$683.3	$796.9	$1,922.2	$1,949.5

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(19.5) and $47.8 for the Three Months Ended September 30, 2022 and 2021, Respectively, and $81.6 and $97.3 for the Nine Months Ended September 30, 2022 and 2021, Respectively	(73.3)	179.7	307.1	365.9
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.8) and $(0.5) for the Three Months Ended September 30, 2022 and 2021 and $(4.5) and $(1.6) for the Nine Months Ended September 30, 2022 and 2021, Respectively	(3.2)	(2.0)	(17.0)	(6.1)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(76.5)	177.7	290.1	359.8

TOTAL COMPREHENSIVE INCOME	606.8	974.6	2,212.3	2,309.3

Total Comprehensive Income (Loss) Attributable To Noncontrolling Interests	(0.4)	0.9	(0.7)	0.3

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$607.2	$973.7	$2,213.0	$2,309.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2020	516.8	$3,359.3	$6,588.9	$10,687.8		$(85.1)	$223.6	$20,774.5

Issuance of Common Stock	2.7	17.1	167.5					184.6
Common Stock Dividends				(369.5)	(a)		(2.5)	(372.0)
Other Changes in Equity			(21.9)	(0.6)			3.4	(19.1)
Acquisition of Dry Lake Solar Project							18.9	18.9
Net Income				575.0			3.8	578.8
Other Comprehensive Income						54.3		54.3
TOTAL EQUITY – MARCH 31, 2021	519.5	3,376.4	6,734.5	10,892.7		(30.8)	247.2	21,220.0

Issuance of Common Stock	0.9	6.3	66.0					72.3
Common Stock Dividends				(371.8)	(a)		(2.7)	(374.5)
Other Changes in Equity			(0.2)	(0.4)			11.1	10.5
Net Income (Loss)				578.2			(4.4)	573.8
Other Comprehensive Income						127.8		127.8
TOTAL EQUITY – JUNE 30, 2021	520.4	3,382.7	6,800.3	11,098.7		97.0	251.2	21,629.9

Issuance of Common Stock	3.4	21.8	269.3					291.1
Common Stock Dividends				(371.7)	(a)		(4.5)	(376.2)
Other Changes in Equity			6.3				1.5	7.8
Net Income				796.0			0.9	796.9
Other Comprehensive Income						177.7		177.7
TOTAL EQUITY – SEPTEMBER 30, 2021	523.8	$3,404.5	$7,075.9	$11,523.0		$274.7	$249.1	$22,527.2

TOTAL EQUITY – DECEMBER 31, 2021	524.4	$3,408.7	$7,172.6	$11,667.1		$184.8	$247.0	$22,680.2

Issuance of Common Stock	0.4	2.4	807.1					809.5
Common Stock Dividends				(395.2)	(b)		(3.6)	(398.8)
Other Changes in Equity			(15.2)	(1.5)				(16.7)
Net Income				714.7			3.4	718.1
Other Comprehensive Income						245.8		245.8
TOTAL EQUITY – MARCH 31, 2022	524.8	3,411.1	7,964.5	11,985.1		430.6	246.8	24,038.1

Issuance of Common Stock	0.1	0.9	2.3					3.2
Common Stock Dividends				(402.6)	(b)		(2.1)	(404.7)
Other Changes in Equity			17.2	1.6				18.8
Net Income (Loss)				524.5			(3.7)	520.8
Other Comprehensive Income						120.8		120.8
TOTAL EQUITY – JUNE 30, 2022	524.9	3,412.0	7,984.0	12,108.6		551.4	241.0	24,297.0

Issuance of Common Stock	0.1	0.5	14.0					14.5
Common Stock Dividends				(402.5)	(b)		(6.5)	(409.0)
Other Changes in Equity			3.0					3.0
Net Income (Loss)				683.7			(0.4)	683.3
Other Comprehensive Loss						(76.5)		(76.5)
TOTAL EQUITY – SEPTEMBER 30, 2022	525.0	$3,412.5	$8,001.0	$12,389.8		$474.9	$234.1	$24,512.3

(a)    Cash dividends declared per AEP common share were $0.74.
(b)    Cash dividends declared per AEP common share were $0.78.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$522.2	$403.4
Restricted Cash (September 30, 2022 and December 31, 2021 Amounts Include $55.1 and $48, Respectively, Related to Transition Funding, Restoration Funding and Appalachian Consumer Rate Relief Funding)	55.1	48.0
Other Temporary Investments (September 30, 2022 and December 31, 2021 Amounts Include $188.4 and $214.8, Respectively, Related to EIS and Transource Energy)	202.2	220.4
Accounts Receivable:
Customers	885.6	720.9
Accrued Unbilled Revenues	272.2	204.4
Pledged Accounts Receivable – AEP Credit	1,211.9	1,038.0
Miscellaneous	84.8	33.9
Allowance for Uncollectible Accounts	(53.2)	(55.6)
Total Accounts Receivable	2,401.3	1,941.6
Fuel	332.1	307.9
Materials and Supplies	801.9	681.3
Risk Management Assets	570.2	194.4
Accrued Tax Benefits	150.8	121.5
Regulatory Asset for Under-Recovered Fuel Costs	1,137.1	647.8
Assets Held for Sale	2,830.6	2,919.7
Prepayments and Other Current Assets	316.5	323.2
TOTAL CURRENT ASSETS	9,320.0	7,809.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	24,590.7	23,088.1
Transmission	31,271.5	29,911.1
Distribution	25,566.1	24,440.0
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	6,080.8	5,682.9
Construction Work in Progress	4,596.0	3,684.3
Total Property, Plant and Equipment	92,105.1	86,806.4
Accumulated Depreciation and Amortization	22,292.0	20,805.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	69,813.1	66,001.3

OTHER NONCURRENT ASSETS
Regulatory Assets	3,877.5	4,142.3
Securitized Assets	474.3	552.8
Spent Nuclear Fuel and Decommissioning Trusts	3,130.5	3,867.0
Goodwill	52.5	52.5
Long-term Risk Management Assets	265.8	267.0
Operating Lease Assets	620.0	578.3
Deferred Charges and Other Noncurrent Assets	3,695.7	4,398.3
TOTAL OTHER NONCURRENT ASSETS	12,116.3	13,858.2

TOTAL ASSETS	$91,249.4	$87,668.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2022 and December 31, 2021
(in millions, except per-share and share amounts)
(Unaudited)

			September 30,	December 31,
			2022	2021
CURRENT LIABILITIES
Accounts Payable			$2,240.2	$2,054.6
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			750.0	750.0
Other Short-term Debt			1,952.3	1,864.0
Total Short-term Debt			2,702.3	2,614.0
Long-term Debt Due Within One Year (September 30, 2022 and December 31, 2021 Amounts Include $196.4 and $190.5, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			1,403.5	2,153.8
Risk Management Liabilities			187.3	75.4
Customer Deposits			375.5	321.6
Accrued Taxes			1,116.9	1,586.4
Accrued Interest			375.4	273.2
Obligations Under Operating Leases			91.7	97.6
Liabilities Held for Sale			1,992.0	1,880.9
Other Current Liabilities			1,351.6	1,369.2
TOTAL CURRENT LIABILITIES			11,836.4	12,426.7

NONCURRENT LIABILITIES
Long-term Debt (September 30, 2022 and December 31, 2021 Amounts Include $764 and $840.5, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			33,646.6	31,300.7
Long-term Risk Management Liabilities			388.2	230.3
Deferred Income Taxes			8,544.8	8,202.5
Regulatory Liabilities and Deferred Investment Tax Credits			7,934.1	8,686.3
Asset Retirement Obligations			2,855.1	2,676.2
Employee Benefits and Pension Obligations			279.9	328.4
Obligations Under Operating Leases			540.0	492.8
Deferred Credits and Other Noncurrent Liabilities			638.7	601.3
TOTAL NONCURRENT LIABILITIES			54,827.4	52,518.5

TOTAL LIABILITIES			66,663.8	64,945.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			73.3	43.3
TOTAL MEZZANINE EQUITY			73.3	43.3

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2022	2021
Shares Authorized	600,000,000	600,000,000
Shares Issued	525,005,433	524,416,175
(11,233,240 Shares and 20,204,160 Shares were Held in Treasury as of September 30, 2022 and December 31, 2021, Respectively)			3,412.5	3,408.7
Paid-in Capital			8,001.0	7,172.6
Retained Earnings			12,389.8	11,667.1
Accumulated Other Comprehensive Income (Loss)			474.9	184.8
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			24,278.2	22,433.2

Noncontrolling Interests			234.1	247.0

TOTAL EQUITY			24,512.3	22,680.2

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$91,249.4	$87,668.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$1,922.2	$1,949.5
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	2,416.8	2,103.9
Deferred Income Taxes	16.6	191.1
Loss on the Expected Sale of the Kentucky Operations	263.3	—
Asset Impairments and Other Related Charges	24.9	—
Impairment of Equity Method Investment	188.0	—
Allowance for Equity Funds Used During Construction	(95.2)	(103.9)
Mark-to-Market of Risk Management Contracts	162.3	101.0
Property Taxes	459.9	415.1
Deferred Fuel Over/Under-Recovery, Net	(148.7)	(1,356.8)
Gain on Sale of Mineral Rights	(116.3)	—
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—
Change in Other Noncurrent Assets	(6.0)	(108.0)
Change in Other Noncurrent Liabilities	324.0	162.7
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(495.7)	(199.2)
Fuel, Materials and Supplies	(134.6)	347.4
Accounts Payable	369.4	107.6
Accrued Taxes, Net	(512.8)	(471.1)
Other Current Assets	41.2	(33.3)
Other Current Liabilities	90.9	(133.0)
Net Cash Flows from Operating Activities	4,733.2	2,973.0

INVESTING ACTIVITIES
Construction Expenditures	(4,748.5)	(4,087.0)
Purchases of Investment Securities	(1,868.2)	(1,612.3)
Sales of Investment Securities	1,833.4	1,571.7
Acquisitions of Nuclear Fuel	(91.9)	(63.2)
Acquisition of the Dry Lake Solar Project	—	(114.4)
Acquisition of the North Central Wind Energy Facilities	(1,207.3)	(652.8)
Proceeds from Sales of Assets	215.7	17.4
Other Investing Activities	44.3	34.4
Net Cash Flows Used for Investing Activities	(5,822.5)	(4,906.2)

FINANCING ACTIVITIES
Issuance of Common Stock	827.2	548.0
Issuance of Long-term Debt	3,428.4	5,062.3
Issuance of Short-term Debt with Original Maturities greater than 90 Days	271.0	1,178.5
Change in Short-term Debt with Original Maturities less than 90 Days, Net	803.4	(632.5)
Retirement of Long-term Debt	(1,679.1)	(1,549.8)
Redemption of Short-term Debt with Original Maturities Greater than 90 Days	(986.1)	(521.3)
Principal Payments for Finance Lease Obligations	(120.3)	(45.3)
Dividends Paid on Common Stock	(1,212.5)	(1,122.7)
Other Financing Activities	(116.8)	4.4
Net Cash Flows from Financing Activities	1,215.2	2,921.6

Net Increase in Cash and Cash Equivalents	125.9	988.4
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	451.4	438.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$577.3	$1,426.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AEP TEXAS INC.
AND SUBSIDIARIES

AEP TEXAS INC. AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	4,079	3,997	10,453	9,821
Commercial	3,243	3,014	8,482	7,907
Industrial	2,993	2,414	8,443	6,898
Miscellaneous	185	182	499	478
Total Retail	10,500	9,607	27,877	25,104

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	—	—	278	319
Normal – Heating (b)	—	—	193	188

Actual – Cooling (c)	1,478	1,308	2,701	2,278
Normal – Cooling (b)	1,382	1,379	2,433	2,436

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 70 degree temperature base.

Third Quarter of 2022 Compared to Third Quarter of 2021

AEP Texas Inc. and Subsidiaries
Reconciliation of Third Quarter of 2021 to Third Quarter of 2022
Net Income
(in millions)

Third Quarter of 2021	$99.5

Changes in Revenues:
Retail Revenues	44.0
Transmission Revenues	9.3
Other Revenues	23.0
Total Change in Revenues	76.3

Changes in Expenses and Other:
Other Operation and Maintenance	(29.2)
Depreciation and Amortization	(30.1)
Taxes Other Than Income Taxes	(3.9)
Interest Income	1.1
Allowance for Equity Funds Used During Construction	(4.0)
Non-Service Cost Components of Net Periodic Benefit Cost	1.4
Interest Expense	(11.2)
Total Change in Expenses and Other	(75.9)

Income Tax Expense	(6.3)

Third Quarter of 2022	$93.6

The major components of the increase in revenues were as follows:

•Retail Revenues increased $44 million primarily due to the following:
•A $21 million increase due to interim rate increases driven by increased transmission investment.
•A $10 million increase due to interim rate increases driven by increased distribution investment.
•A $7 million increase in weather-related usage primarily due to a 13% increase in cooling degree days.
•A $6 million increase in revenue from rate riders. This increase was partially offset in other expense items below.
•Transmission Revenues increased $9 million primarily due to the following:
•An $11 million increase due to interim rate increases driven by increased transmission investment.
This increase was partially offset by:
•A $2 million decrease due to prior year refunds to customers associated with the most recent base rate case. This decrease was offset in Other Revenues below.
•Other Revenues increased $23 million primarily due to the following:
•A $19 million increase primarily due to securitization revenues due to AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset below in Depreciation and Amortization expenses and Interest Expense.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $29 million primarily due to the following:
•A $21 million increase in ERCOT transmission expenses. This increase was partially offset in Retail Revenues and Transmission Revenues above.
•A $6 million increase in distribution-related expenses.
•Depreciation and Amortization expenses increased $30 million primarily due to the following:
•A $19 million increase in securitization amortizations primarily due to prior year AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset above in Other Revenues above.
•A $6 million increase due to a higher depreciable base of transmission and distribution assets.
•A $4 million increase in recoverable advanced metering system depreciable expenses.
•Taxes Other Than Income Taxes increased $4 million primarily due to property taxes as a result of increased distribution and transmission investment.
•Allowance for Equity Funds Used During Construction decreased $4 million due to a prior year rate adjustment.
•Interest Expense increased $11 million primarily due to higher long-term debt balances and higher interest rates.
•Income Tax Expense increased $6 million primarily due to a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT was offset in Retail Revenues above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

AEP Texas Inc. and Subsidiaries
Reconciliation of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
Net Income
(in millions)

Nine Months Ended September 30, 2021	$225.4

Changes in Revenues:
Retail Revenues	151.2
Transmission Revenues	53.2
Other Revenues	4.7
Total Change in Revenues	209.1

Changes in Expenses and Other:
Other Operation and Maintenance	(74.8)
Depreciation and Amortization	(55.6)
Taxes Other Than Income Taxes	(8.4)
Interest Income	2.1
Allowance for Equity Funds Used During Construction	(3.5)
Non-Service Cost Components of Net Periodic Benefit Cost	4.2
Interest Expense	(20.7)
Total Change in Expenses and Other	(156.7)

Income Tax Expense	(24.6)

Nine Months Ended September 30, 2022	$253.2
The major components of the increase in revenues were as follows:

•Retail Revenues increased $151 million primarily due to the following:
•A $41 million increase due to interim rate increases driven by increased transmission investment.
•A $31 million increase due to prior year refunds of Excess ADIT to customers. This increase was offset in Income Tax Expense below.
•A $29 million increase due to interim rate increases driven by increased distribution investment.
•A $20 million increase in revenue from rate riders. This increase was partially offset in other expense items below.
•A $16 million increase in weather-normalized revenues in all retail classes.
•A $15 million increase in weather-related usage primarily due to a 19% increase in cooling degree days partially offset by a 13% decrease in heating degree days.
•Transmission Revenues increased $53 million primarily due to the following:
•A $46 million increase due to interim rate increases driven by increased transmission investment.
•A $7 million increase due to prior year refunds to customers associated with the most recent base rate case. This increase was offset in Other Revenues below.
•Other Revenues increased $5 million primarily due to:
•A $20 million increase primarily due to securitization revenues driven by the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset below in Depreciation and Amortization expenses and Interest Expense.
•A $2 million increase in pole attachment revenues.

These increases were partially offset by:
•A $12 million decrease due to prior year refunds to customers associated with the most recent base rate case. This decrease was partially offset in Retail Revenues and Transmission Revenues above.
•A $5 million decrease in energy efficiency revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $75 million primarily due to the following:
•A $46 million increase in ERCOT transmission expenses. This increase was partially offset in Retail Revenues and Transmission Revenues above.
•A $13 million increase in distribution-related expenses.
•A $10 million increase in employee-related expenses.
•A $5 million increase in vegetation management expenses.
•Depreciation and Amortization expenses increased $56 million primarily due to the following:
•A $24 million increase due to a higher depreciable base and amortizations of transmission and distribution assets.
•A $19 million increase in securitization amortizations primarily due to prior year AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset above in Other Revenue.
•An $11 million increase in recoverable advanced metering system depreciable expenses.
•Taxes Other Than Income Taxes increased $8 million primarily due to property taxes as a result of increased distribution and transmission investment.
•Allowance for Equity Funds Used During Construction decreased $4 million due to a prior year rate adjustment.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $4 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $21 million primarily due to higher long-term debt balances and higher interest rates.
•Income Tax Expense increased $25 million primarily due to an increase in pretax book income and a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT was offset in Retail Revenues above.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Electric Transmission and Distribution	$507.7	$430.8	$1,399.3	$1,189.1
Sales to AEP Affiliates	0.9	0.9	2.6	2.9
Other Revenues	0.3	0.9	2.5	3.3
TOTAL REVENUES	508.9	432.6	1,404.4	1,195.3

EXPENSES
Other Operation	163.8	135.3	431.6	367.1
Maintenance	22.7	22.0	70.1	59.8
Depreciation and Amortization	117.7	87.6	342.7	287.1
Taxes Other Than Income Taxes	45.5	41.6	125.8	117.4
TOTAL EXPENSES	349.7	286.5	970.2	831.4

OPERATING INCOME	159.2	146.1	434.2	363.9

Other Income (Expense):
Interest Income	1.3	0.2	2.7	0.6
Allowance for Equity Funds Used During Construction	5.2	9.2	13.2	16.7
Non-Service Cost Components of Net Periodic Benefit Cost	4.2	2.8	12.5	8.3
Interest Expense	(55.4)	(44.2)	(153.2)	(132.5)

INCOME BEFORE INCOME TAX EXPENSE	114.5	114.1	309.4	257.0

Income Tax Expense	20.9	14.6	56.2	31.6

NET INCOME	$93.6	$99.5	$253.2	$225.4

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$93.6	$99.5	$253.2	$225.4

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 for the Three Months Ended September 30, 2022 and 2021, Respectively, and $0.2 and $0.2 for the Nine Months Ended September 30, 2022 and 2021, Respectively	0.3	0.3	0.8	0.8
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2022 and 2021, Respectively, and $0 and $0 for the Nine Months Ended September 30, 2022 and 2021, Respectively	—	—	—	0.1

TOTAL OTHER COMPREHENSIVE INCOME	0.3	0.3	0.8	0.9

TOTAL COMPREHENSIVE INCOME	$93.9	$99.8	$254.0	$226.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$1,457.9	$1,757.0	$(8.9)	$3,206.0

Net Income		46.1		46.1
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	1,457.9	1,803.1	(8.6)	3,252.4

Net Income		79.8		79.8
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2021	1,457.9	1,882.9	(8.3)	3,332.5

Net Income		99.5		99.5
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2021	$1,457.9	$1,982.4	$(8.0)	$3,432.3

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$1,553.9	$2,046.8	$(6.5)	$3,594.2

Net Income		69.6		69.6
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2022	1,553.9	2,116.4	(6.2)	3,664.1

Capital Contribution from Parent	1.3			1.3
Net Income		90.0		90.0
Other Comprehensive Income			0.2	0.2
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2022	1,555.2	2,206.4	(6.0)	3,755.6

Capital Contribution from Parent	0.5			0.5
Net Income		93.6		93.6
Other Comprehensive Income			0.3	0.3
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2022	$1,555.7	$2,300.0	$(5.7)	$3,850.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (September 30, 2022 and December 31, 2021 Amounts Include $47.7 and $30.4, Respectively, Related to Transition Funding and Restoration Funding)	47.7	30.4
Advances to Affiliates	136.3	6.9
Accounts Receivable:
Customers	166.0	123.4
Affiliated Companies	5.9	7.9
Accrued Unbilled Revenues	94.7	77.9
Miscellaneous	0.2	—
Allowance for Uncollectible Accounts	(4.1)	(4.0)
Total Accounts Receivable	262.7	205.2
Materials and Supplies	113.8	73.9
Risk Management Assets	0.2	—
Accrued Tax Benefits	21.7	24.8
Prepayments and Other Current Assets	6.5	5.9
TOTAL CURRENT ASSETS	589.0	347.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	6,154.4	5,849.9
Distribution	5,192.3	4,917.2
Other Property, Plant and Equipment	1,013.6	961.1
Construction Work in Progress	697.7	551.3
Total Property, Plant and Equipment	13,058.0	12,279.5
Accumulated Depreciation and Amortization	1,746.3	1,644.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	11,311.7	10,635.4

OTHER NONCURRENT ASSETS
Regulatory Assets	243.9	275.2
Securitized Assets (September 30, 2022 and December 31, 2021 Amounts Include $308.3 and $367.6, Respectively, Related to Transition Funding and Restoration Funding)	308.3	367.6
Long-term Risk Management Assets	0.1	—
Deferred Charges and Other Noncurrent Assets	237.0	211.3
TOTAL OTHER NONCURRENT ASSETS	789.3	854.1

TOTAL ASSETS	$12,690.0	$11,836.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$—	$26.9
Accounts Payable:
General	249.2	306.3
Affiliated Companies	32.6	32.5
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2022 and December 31, 2021 Amounts Include $92.5 and $91, Respectively, Related to Transition Funding and Restoration Funding)	277.5	716.0
Accrued Taxes	129.6	93.3
Accrued Interest (September 30, 2022 and December 31, 2021 Amounts Include $2.5 and $2.3, Respectively, Related to Transition Funding and Restoration Funding)	72.3	44.7
Obligations Under Operating Leases	14.0	14.0
Other Current Liabilities	110.5	78.0
TOTAL CURRENT LIABILITIES	885.7	1,311.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (September 30, 2022 and December 31, 2021 Amounts Include $259.2 and $313.7, Respectively, Related to Transition Funding and Restoration Funding)	5,416.4	4,464.8
Long-term Risk Management Liabilities	0.1	—
Deferred Income Taxes	1,132.2	1,088.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,258.3	1,242.0
Obligations Under Operating Leases	54.3	61.3
Deferred Credits and Other Noncurrent Liabilities	93.0	73.8
TOTAL NONCURRENT LIABILITIES	7,954.3	6,930.8

TOTAL LIABILITIES	8,840.0	8,242.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	1,555.7	1,553.9
Retained Earnings	2,300.0	2,046.8
Accumulated Other Comprehensive Income (Loss)	(5.7)	(6.5)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,850.0	3,594.2

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$12,690.0	$11,836.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$253.2	$225.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	342.7	287.1
Deferred Income Taxes	35.1	45.8
Allowance for Equity Funds Used During Construction	(13.2)	(16.7)
Mark-to-Market of Risk Management Contracts	(0.2)	—
Change in Other Noncurrent Assets	(48.4)	(73.4)
Change in Other Noncurrent Liabilities	49.2	17.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(57.5)	(40.2)
Materials and Supplies	(39.9)	(2.5)
Accounts Payable	16.0	(10.9)
Accrued Taxes, Net	39.4	29.5
Other Current Assets	1.0	(2.0)
Other Current Liabilities	12.2	(5.0)
Net Cash Flows from Operating Activities	589.6	454.6

INVESTING ACTIVITIES
Construction Expenditures	(949.8)	(742.4)
Change in Advances to Affiliates, Net	(129.4)	(47.5)
Other Investing Activities	26.7	29.6
Net Cash Flows Used for Investing Activities	(1,052.5)	(760.3)

FINANCING ACTIVITIES
Capital Contribution from Parent	1.8	—
Issuance of Long-term Debt – Nonaffiliated	1,188.7	444.2
Change in Advances from Affiliates, Net	(26.9)	(67.1)
Retirement of Long-term Debt – Nonaffiliated	(678.6)	(52.2)
Principal Payments for Finance Lease Obligations	(5.1)	(5.0)
Other Financing Activities	0.3	1.0
Net Cash Flows from Financing Activities	480.2	320.9

Net Change in Cash, Cash Equivalents and Restricted Cash	17.3	15.2
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	30.5	28.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$47.8	$44.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$121.1	$110.0
Net Cash Paid (Received) for Income Taxes	10.0	(8.4)
Noncash Acquisitions Under Finance Leases	4.1	3.3
Construction Expenditures Included in Current Liabilities as of September 30,	156.0	134.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of September 30,
	2022	2021
	(in millions)
Plant In Service	$12,050.4	$10,851.9
Construction Work in Progress	1,644.6	1,507.4
Accumulated Depreciation and Amortization	952.4	730.4
Total Transmission Property, Net	$12,742.6	$11,628.9

Third Quarter of 2022 Compared to Third Quarter of 2021

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of Third Quarter of 2021 to Third Quarter of 2022
Net Income
(in millions)

Third Quarter of 2021	$145.4

Changes in Transmission Revenues:
Transmission Revenues	41.5
Total Change in Transmission Revenues	41.5

Changes in Expenses and Other:
Other Operation and Maintenance	(5.7)
Depreciation and Amortization	(11.4)
Taxes Other Than Income Taxes	(7.7)
Interest Income	0.5
Allowance for Equity Funds Used During Construction	4.3
Interest Expense	(6.6)
Total Change in Expenses and Other	(26.6)

Income Tax Expense	(7.6)

Third Quarter of 2022	$152.7

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $42 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $6 million primarily due to cancelled capital projects.
•Depreciation and Amortization expenses increased $11 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $8 million primarily due to higher property taxes as a result of increased transmission investment.
•Allowance for Equity Funds Used During Construction increased $4 million primarily due to higher CWIP.
•Interest Expense increased $7 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $8 million primarily due to an increase in pretax book income and a decrease in parent company loss benefit.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
Net Income
(in millions)

Nine Months Ended September 30, 2021	$445.7

Changes in Transmission Revenues:
Transmission Revenues	79.1
Total Change in Transmission Revenues	79.1

Changes in Expenses and Other:
Other Operation and Maintenance	(15.5)
Depreciation and Amortization	(37.2)
Taxes Other Than Income Taxes	(24.1)
Interest Income	0.6
Allowance for Equity Funds Used During Construction	1.9
Interest Expense	(15.2)
Total Change in Expenses and Other	(89.5)

Income Tax Expense	(8.7)

Nine Months Ended September 30, 2022	$426.6

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $79 million primarily due to the following:
•A $122 million increase due to continued investment in transmission assets.
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

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $16 million primarily due to the following:
•A $12 million increase in employee-related expenses.
•A $5 million increase due to cancelled capital projects.
•Depreciation and Amortization expenses increased $37 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $24 million primarily due to higher property taxes as a result of increased transmission investment.
•Interest Expense increased $15 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $9 million primarily due to a decrease in parent company loss benefit, partially offset by a decrease in pretax book income.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Transmission Revenues	$89.1	$79.2	$261.7	$241.6
Sales to AEP Affiliates	340.6	297.7	999.5	882.3
Provision for Refund – Affiliated	(9.3)	(0.1)	(65.7)	(17.7)
Provision for Refund – Nonaffiliated	(1.9)	—	(12.2)	(2.3)
Other Revenues	—	0.2	—	0.3
TOTAL REVENUES	418.5	377.0	1,183.3	1,104.2

EXPENSES
Other Operation	39.6	32.6	94.7	78.1
Maintenance	4.1	5.4	11.2	12.3
Depreciation and Amortization	87.4	76.0	256.2	219.0
Taxes Other Than Income Taxes	68.7	61.0	203.0	178.9
TOTAL EXPENSES	199.8	175.0	565.1	488.3

OPERATING INCOME	218.7	202.0	618.2	615.9

Other Income (Expense):
Interest Income - Affiliated	0.7	0.2	1.0	0.4
Allowance for Equity Funds Used During Construction	20.3	16.0	51.2	49.3
Interest Expense	(42.7)	(36.1)	(119.7)	(104.5)

INCOME BEFORE INCOME TAX EXPENSE	197.0	182.1	550.7	561.1

Income Tax Expense	44.3	36.7	124.1	115.4

NET INCOME	$152.7	$145.4	$426.6	$445.7

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2020	$2,765.6	$1,947.3	$4,712.9

Capital Contribution from Member	124.0		124.0
Net Income		151.7	151.7
TOTAL MEMBER'S EQUITY – MARCH 31, 2021	2,889.6	2,099.0	4,988.6

Capital Contribution from Member	60.0		60.0
Net Income		148.6	148.6
TOTAL MEMBER'S EQUITY – JUNE 30, 2021	2,949.6	2,247.6	5,197.2

Dividends Paid to Member		(112.5)	(112.5)
Net Income		145.4	145.4
TOTAL MEMBER'S EQUITY – SEPTEMBER 30, 2021	$2,949.6	$2,280.5	$5,230.1

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2021	$2,949.6	$2,426.5	$5,376.1

Dividends Paid to Member		(40.0)	(40.0)
Net Income		155.4	155.4
TOTAL MEMBER'S EQUITY – MARCH 31, 2022	2,949.6	2,541.9	5,491.5

Capital Contribution from Member	2.8		2.8
Dividends Paid to Member		(50.0)	(50.0)
Net Income		118.5	118.5
TOTAL MEMBER'S EQUITY – JUNE 30, 2022	2,952.4	2,610.4	5,562.8

Capital Contribution from Member	61.4		61.4
Dividends Paid to Member		(40.0)	(40.0)
Net Income		152.7	152.7
TOTAL MEMBER'S EQUITY – SEPTEMBER 30, 2022	$3,013.8	$2,723.1	$5,736.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT ASSETS
Advances to Affiliates	$106.7	$27.2
Accounts Receivable:
Customers	73.8	22.5
Affiliated Companies	111.0	96.1
Total Accounts Receivable	184.8	118.6
Materials and Supplies	11.7	9.3
Accrued Tax Benefits	12.3	5.6
Assets Held for Sale	173.7	167.9
Prepayments and Other Current Assets	3.8	2.7
TOTAL CURRENT ASSETS	493.0	331.3

TRANSMISSION PROPERTY
Transmission Property	11,609.8	10,886.3
Other Property, Plant and Equipment	440.6	427.4
Construction Work in Progress	1,644.6	1,394.8
Total Transmission Property	13,695.0	12,708.5
Accumulated Depreciation and Amortization	952.4	772.8
TOTAL TRANSMISSION PROPERTY – NET	12,742.6	11,935.7

OTHER NONCURRENT ASSETS
Regulatory Assets	2.6	8.5
Deferred Property Taxes	75.7	245.7
Deferred Charges and Other Noncurrent Assets	5.3	3.2
TOTAL OTHER NONCURRENT ASSETS	83.6	257.4

TOTAL ASSETS	$13,319.2	$12,524.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
September 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$61.0	$124.0
Accounts Payable:
General	332.1	460.1
Affiliated Companies	121.5	69.9
Long-term Debt Due Within One Year – Nonaffiliated	104.0	104.0
Accrued Taxes	293.0	479.0
Accrued Interest	56.0	28.4
Obligations Under Operating Leases	1.3	0.9
Liabilities Held for Sale	27.6	27.6
Other Current Liabilities	14.8	3.0
TOTAL CURRENT LIABILITIES	1,011.3	1,296.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,782.6	4,239.9
Deferred Income Taxes	1,032.8	962.9
Regulatory Liabilities	698.2	644.1
Obligations Under Operating Leases	1.8	1.3
Deferred Credits and Other Noncurrent Liabilities	55.6	3.2
TOTAL NONCURRENT LIABILITIES	6,571.0	5,851.4

TOTAL LIABILITIES	7,582.3	7,148.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	3,013.8	2,949.6
Retained Earnings	2,723.1	2,426.5
TOTAL MEMBER’S EQUITY	5,736.9	5,376.1

TOTAL LIABILITIES AND MEMBER’S EQUITY	$13,319.2	$12,524.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$426.6	$445.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	256.2	219.0
Deferred Income Taxes	60.6	46.8
Allowance for Equity Funds Used During Construction	(51.2)	(49.3)
Property Taxes	170.0	154.0
Change in Other Noncurrent Assets	4.0	2.3
Change in Other Noncurrent Liabilities	55.0	8.3
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(66.4)	(23.6)
Materials and Supplies	(2.4)	(0.5)
Accounts Payable	53.1	(10.7)
Accrued Taxes, Net	(194.0)	(138.8)
Other Current Assets	(1.2)	0.5
Other Current Liabilities	27.2	22.7
Net Cash Flows from Operating Activities	737.5	676.4

INVESTING ACTIVITIES
Construction Expenditures	(1,059.3)	(1,070.8)
Change in Advances to Affiliates, Net	(84.1)	29.9
Other Investing Activities	(5.3)	(7.9)
Net Cash Flows Used for Investing Activities	(1,148.7)	(1,048.8)

FINANCING ACTIVITIES
Capital Contribution from Member	64.2	184.0
Issuance of Long-term Debt – Nonaffiliated	540.9	443.7
Change in Advances from Affiliates, Net	(63.9)	(142.8)
Dividends Paid to Member	(130.0)	(112.5)
Net Cash Flows from Financing Activities	411.2	372.4

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$88.6	$75.8
Net Cash Paid for Income Taxes	53.2	37.6
Construction Expenditures Included in Current Liabilities as of September 30,	240.5	206.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	2,553	2,657	8,308	8,524
Commercial	1,566	1,596	4,545	4,483
Industrial	2,211	2,223	6,655	6,590
Miscellaneous	206	206	624	602
Total Retail	6,536	6,682	20,132	20,199

Wholesale	644	1,414	1,269	3,636

Total KWhs	7,180	8,096	21,401	23,835

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	4	—	1,372	1,397
Normal – Heating (b)	2	2	1,410	1,404

Actual – Cooling (c)	876	945	1,299	1,330
Normal – Cooling (b)	832	831	1,210	1,214

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2022 Compared to Third Quarter of 2021

Appalachian Power Company and Subsidiaries
Reconciliation of Third Quarter of 2021 to Third Quarter of 2022
Net Income
(in millions)

Third Quarter of 2021	$86.3

Changes in Gross Margin:
Retail Margins	10.6
Margins from Off-system Sales	3.4
Transmission Revenues	3.4
Other Revenues	2.7
Total Change in Gross Margin	20.1

Changes in Expenses and Other:
Other Operation and Maintenance	(9.2)
Asset Impairments and Other Related Charges - Coal Fired Generation	(24.9)
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	37.0
Depreciation and Amortization	(7.5)
Taxes Other Than Income Taxes	(1.7)
Interest Income	2.4
Allowance for Equity Funds Used During Construction	(2.1)
Non-Service Cost Components of Net Periodic Benefit Cost	2.6
Interest Expense	(8.9)
Total Change in Expenses and Other	(12.3)

Income Tax Expense	(1.4)

Third Quarter of 2022	$92.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $11 million primarily due to the following:
•A $20 million increase due to rider revenues in Virginia and West Virginia. This increase was partially offset in other expense items below.
This increase was partially offset by:
•A $6 million decrease in weather-normalized margins primarily driven by decreases in the residential and industrial classes.
•A $5 million decrease in weather-related usage primarily driven by a 7% decrease in cooling degree days.
•Margins from Off-System Sales increased $3 million primarily due to increased generation and strong market pricing.
•Transmission Revenues increased $3 million primarily due to continued investment in transmission assets.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $9 million primarily due to the following:
•A $6 million increase in distribution expenses primarily due to storm restoration expenses.
•A $2 million increase in renewable energy credits and compliance expenses associated with the Virginia Clean Economy Act. This increase was offset in Retail Margins above.
•Asset Impairments and Other Related Charges - Coal Fired Generation increased $25 million due to a write-off of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion related to the 2017-2019 Virginia Triennial Review.
•Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset increased $37 million due to the establishment of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion and resulting under-earning during the 2017-2019 Triennial Review.
•Depreciation and Amortization expenses increased $8 million primarily due to a higher depreciable base.
•Interest Expense increased $9 million primarily due to higher long-term debt balances and higher interest rates.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Appalachian Power Company and Subsidiaries
Reconciliation of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
Net Income
(in millions)

Nine Months Ended September 30, 2021	$275.1

Changes in Gross Margin:
Retail Margins	130.2
Margins from Off-system Sales	(0.6)
Transmission Revenues	21.1
Other Revenues	7.2
Total Change in Gross Margin	157.9

Changes in Expenses and Other:
Other Operation and Maintenance	(102.1)
Asset Impairments and Other Related Charges - Coal Fired Generation	(24.9)
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	37.0
Depreciation and Amortization	(24.4)
Taxes Other Than Income Taxes	(4.3)
Interest Income	2.2
Allowance for Equity Funds Used During Construction	(5.3)
Non-Service Cost Components of Net Periodic Benefit Cost	7.6
Interest Expense	(10.5)
Total Change in Expenses and Other	(124.7)

Income Tax Expense	(5.2)

Nine Months Ended September 30, 2022	$303.1

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $130 million primarily due to the following:
•A $104 million increase due to rider revenues in Virginia and West Virginia. This increase was partially offset in other expense items below.
•An $18 million increase due to lower customer refunds related to Tax Reform. This increase was offset in Income Tax Expense below.
•A $13 million increase in weather-normalized margins primarily driven by increases in the residential and commercial classes.
These increases were partially offset by:
•A $6 million decrease in weather-related usage primarily driven by a 2% decrease in cooling degree days and a 2% decrease in heating degree days.
•Transmission Revenues increased $21 million primarily due to the following:
•An $11 million increase due to continued investment in transmission assets.
•A $10 million increase due to transmission formula rate true-up activity.
•Other Revenues increased $7 million primarily due to business development revenue. This increase was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $102 million primarily due to the following:
•A $63 million increase in transmission expenses primarily due to an $80 million increase in recoverable PJM expenses, partially offset by an $11 million decrease in transmission formula rate true-up activity. These items were primarily offset in Retail Margins above.
•A $24 million increase in maintenance expenses at various generation plants.
•A $16 million increase in distribution expenses primarily related to storm restoration costs.
•A $7 million increase in employee-related expenses.
These increases were partially offset by:
•A $13 million decrease due to gains from the sale of land in 2022.
•Asset Impairments and Other Related Charges - Coal Fired Generation increased $25 million due to a write-off of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion related to the 2017-2019 Virginia Triennial Review.
•Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset increased $37 million due to the establishment of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion and resulting under-earning during the 2017-2019 Triennial Review.
•Depreciation and Amortization expenses increased $24 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $4 million primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Allowance for Equity Funds Used During Construction decreased $5 million primarily due to a lower AFUDC base and a decrease in AFUDC equity rates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $8 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $11 million primarily due to higher long-term debt balances and higher interest rates.
•Income Tax Expense increased $5 million primarily due to an increase in pretax book income and a decrease in amortization of Excess ADIT, partially offset by a decrease in state taxes and a favorable one-time adjustment recognized in 2022. The decrease in amortization of Excess ADIT was partially offset in Retail Margins above.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$818.4	$748.5	$2,370.4	$2,149.2
Sales to AEP Affiliates	67.6	52.4	187.6	140.6
Other Revenues	2.9	3.1	11.8	8.2
TOTAL REVENUES	888.9	804.0	2,569.8	2,298.0

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	318.0	253.2	834.2	720.3
Other Operation	182.0	173.0	514.0	442.1
Maintenance	69.3	69.1	214.6	184.4
Asset Impairments and Other Related Charges - Coal Fired Generation	24.9	—	24.9	—
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—	(37.0)	—
Depreciation and Amortization	142.9	135.4	431.0	406.6
Taxes Other Than Income Taxes	41.5	39.8	121.0	116.7
TOTAL EXPENSES	741.6	670.5	2,102.7	1,870.1

OPERATING INCOME	147.3	133.5	467.1	427.9

Other Income (Expense):
Interest Income	2.6	0.2	3.0	0.8
Allowance for Equity Funds Used During Construction	2.2	4.3	6.8	12.1
Non-Service Cost Components of Net Periodic Benefit Cost	7.3	4.7	21.8	14.2
Interest Expense	(61.7)	(52.8)	(171.1)	(160.6)

INCOME BEFORE INCOME TAX EXPENSE	97.7	89.9	327.6	294.4

Income Tax Expense	5.0	3.6	24.5	19.3

NET INCOME	$92.7	$86.3	$303.1	$275.1

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$92.7	$86.3	$303.1	$275.1

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $0 for the Three Months Ended September 30, 2022 and 2021, Respectively, and $(0.2) and $2.3 for Nine Months Ended September 30, 2022 and 2021, Respectively	(0.2)	(0.3)	(0.6)	8.5
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.3) and $(0.2) for the Three Months Ended September 30, 2022 and 2021, Respectively, and $(0.9) and $(0.8) for the Nine Months Ended September 30, 2022 and 2021, Respectively	(1.1)	(1.0)	(3.2)	(3.1)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1.3)	(1.3)	(3.8)	5.4

TOTAL COMPREHENSIVE INCOME	$91.4	$85.0	$299.3	$280.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2020	$260.4	$1,828.7	$2,248.0	$7.2	$4,344.3

Common Stock Dividends			(12.5)		(12.5)
Net Income			122.5		122.5
Other Comprehensive Income				7.9	7.9
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2021	260.4	1,828.7	2,358.0	15.1	4,462.2

Common Stock Dividends			(12.5)		(12.5)
Net Income			66.3		66.3
Other Comprehensive Loss				(1.2)	(1.2)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2021	260.4	1,828.7	2,411.8	13.9	4,514.8

Common Stock Dividends			(12.5)		(12.5)
Net Income			86.3		86.3
Other Comprehensive Loss				(1.3)	(1.3)
TOTAL COMMON SHAREHOLDER'S EQUITY - SEPTEMBER 30, 2021	$260.4	$1,828.7	$2,485.6	$12.6	$4,587.3

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2021	$260.4	$1,828.7	$2,534.4	$24.4	$4,647.9

Common Stock Dividends			(18.8)		(18.8)
Net Income			120.2		120.2
Other Comprehensive Loss				(1.3)	(1.3)
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2022	260.4	1,828.7	2,635.8	23.1	4,748.0

Capital Contribution from Parent		2.8			2.8
Common Stock Dividends			(18.7)		(18.7)
Net Income			90.2		90.2
Other Comprehensive Loss				(1.2)	(1.2)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2022	260.4	1,831.5	2,707.3	21.9	4,821.1

Capital Contribution from Parent		1.5			1.5
Net Income			92.7		92.7
Other Comprehensive Loss				(1.3)	(1.3)
TOTAL COMMON SHAREHOLDER'S EQUITY - SEPTEMBER 30, 2022	$260.4	$1,833.0	$2,800.0	$20.6	$4,914.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$6.7	$2.5
Restricted Cash for Securitized Funding	7.4	17.6
Advances to Affiliates	182.1	20.8
Accounts Receivable:
Customers	133.7	158.5
Affiliated Companies	92.6	129.9
Accrued Unbilled Revenues	49.6	54.0
Miscellaneous	0.3	0.2
Allowance for Uncollectible Accounts	(1.5)	(1.6)
Total Accounts Receivable	274.7	341.0
Fuel	118.6	67.1
Materials and Supplies	120.4	109.8
Risk Management Assets	106.8	42.0
Accrued Tax Benefits	106.7	38.1
Regulatory Asset for Under-Recovered Fuel Costs	404.0	201.3
Margin Deposits	6.1	71.8
Prepayments and Other Current Assets	17.5	13.3
TOTAL CURRENT ASSETS	1,351.0	925.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,731.0	6,683.9
Transmission	4,445.2	4,322.4
Distribution	4,849.1	4,683.3
Other Property, Plant and Equipment	853.3	696.6
Construction Work in Progress	617.7	469.9
Total Property, Plant and Equipment	17,496.3	16,856.1
Accumulated Depreciation and Amortization	5,332.7	5,051.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	12,163.6	11,804.3

OTHER NONCURRENT ASSETS
Regulatory Assets	970.3	757.6
Securitized Assets	165.9	185.1
Employee Benefits and Pension Assets	231.6	220.5
Operating Lease Assets	61.2	66.9
Deferred Charges and Other Noncurrent Assets	99.4	129.2
TOTAL OTHER NONCURRENT ASSETS	1,528.4	1,359.3

TOTAL ASSETS	$15,043.0	$14,088.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2022 and December 31, 2021
(Unaudited)

	September 30,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$199.3
Accounts Payable:
General	374.6	262.2
Affiliated Companies	168.2	118.6
Long-term Debt Due Within One Year – Nonaffiliated	351.8	480.7
Customer Deposits	76.8	73.9
Accrued Taxes	89.4	119.7
Accrued Interest	84.1	47.9
Obligations Under Operating Leases	14.4	15.1
Other Current Liabilities	116.8	98.5
TOTAL CURRENT LIABILITIES	1,276.1	1,415.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	5,158.0	4,458.2
Deferred Income Taxes	1,937.0	1,804.7
Regulatory Liabilities and Deferred Investment Tax Credits	1,218.4	1,238.8
Asset Retirement Obligations	418.8	394.9
Employee Benefits and Pension Obligations	40.2	41.5
Obligations Under Operating Leases	47.3	52.4
Deferred Credits and Other Noncurrent Liabilities	33.2	34.6
TOTAL NONCURRENT LIABILITIES	8,852.9	8,025.1

TOTAL LIABILITIES	10,129.0	9,441.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,833.0	1,828.7
Retained Earnings	2,800.0	2,534.4
Accumulated Other Comprehensive Income (Loss)	20.6	24.4
TOTAL COMMON SHAREHOLDER’S EQUITY	4,914.0	4,647.9

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$15,043.0	$14,088.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$303.1	$275.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	431.0	406.6
Deferred Income Taxes	70.7	(12.0)
Asset Impairments and Other Related Charges - Coal Fired Generation	24.9	—
Allowance for Equity Funds Used During Construction	(6.8)	(12.1)
Mark-to-Market of Risk Management Contracts	(65.6)	(26.8)
Deferred Fuel Over/Under-Recovery, Net	(400.2)	(43.9)
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—
Change in Other Noncurrent Assets	(15.2)	(39.2)
Change in Other Noncurrent Liabilities	39.7	20.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	68.7	38.1
Fuel, Materials and Supplies	(61.7)	126.3
Margin Deposits	65.8	(15.8)
Accounts Payable	141.4	26.5
Accrued Taxes, Net	(98.9)	(48.0)
Other Current Assets	(4.2)	(4.9)
Other Current Liabilities	42.2	0.5
Net Cash Flows from Operating Activities	497.9	690.6

INVESTING ACTIVITIES
Construction Expenditures	(707.4)	(586.4)
Change in Advances to Affiliates, Net	(161.3)	(163.8)
Other Investing Activities	34.9	12.4
Net Cash Flows Used for Investing Activities	(833.8)	(737.8)

FINANCING ACTIVITIES
Capital Contribution from Parent	4.3	—
Issuance of Long-term Debt – Nonaffiliated	698.2	494.0
Change in Advances from Affiliates, Net	(199.3)	(18.6)
Retirement of Long-term Debt – Nonaffiliated	(130.4)	(393.0)
Principal Payments for Finance Lease Obligations	(5.9)	(5.8)
Dividends Paid on Common Stock	(37.5)	(37.5)
Other Financing Activities	0.5	0.5
Net Cash Flows from Financing Activities	329.9	39.6

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(6.0)	(7.6)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	20.1	22.7
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$14.1	$15.1

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$128.3	$124.2
Net Cash Paid for Income Taxes	14.2	52.6
Noncash Acquisitions Under Finance Leases	1.0	1.3
Construction Expenditures Included in Current Liabilities as of September 30,	160.4	92.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	1,532	1,531	4,320	4,244
Commercial	1,326	1,267	3,610	3,481
Industrial	1,926	1,853	5,638	5,542
Miscellaneous	12	13	39	42
Total Retail	4,796	4,664	13,607	13,309

Wholesale	1,707	1,610	4,892	5,055

Total KWhs	6,503	6,274	18,499	18,364

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	17	2	2,525	2,343
Normal – Heating (b)	8	9	2,421	2,417

Actual – Cooling (c)	590	679	934	1,004
Normal – Cooling (b)	580	581	842	848

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2022 Compared to Third Quarter of 2021

Indiana Michigan Power Company and Subsidiaries
Reconciliation of Third Quarter of 2021 to Third Quarter of 2022
Net Income
(in millions)

Third Quarter of 2021	$104.1

Changes in Gross Margin:
Retail Margins	10.1
Margins from Off-system Sales	0.2
Transmission Revenues	1.2
Other Revenues	1.6
Total Change in Gross Margin	13.1

Changes in Expenses and Other:
Other Operation and Maintenance	1.2
Depreciation and Amortization	(21.0)
Taxes Other Than Income Taxes	5.4
Other Income	(0.1)
Non-Service Cost Components of Net Periodic Benefit Cost	2.2
Interest Expense	(1.0)
Total Change in Expenses and Other	(13.3)

Income Tax Expense	(9.8)

Third Quarter of 2022	$94.1

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $10 million primarily due to the following:
•A $15 million increase primarily due to an increase in rider revenues. This increase was partially offset in other expense items below.
This increase was partially offset by:
•A $7 million decrease in weather-related usage primarily due to a 13% decrease in cooling degree days.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses decreased $1 million primarily due to the following:
•A $17 million decrease in steam generation expenses primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021. This decrease was partially offset in Depreciation and Amortization expenses below.

This decrease was partially offset by:
•A $10 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses. This increase was partially offset in Retail Margins above.
•A $6 million increase in nuclear expenses at Cook Plant primarily due to refueling outage expenses.
•Depreciation and Amortization expenses increased $21 million primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 and a higher depreciable base. The increase resulting from the lease modification was partially offset in Other Operation and Maintenance expenses above.
•Taxes Other Than Income Taxes decreased $5 million primarily due to the repeal of the Indiana Utility Receipts Tax in July 2022. This decrease was partially offset in Retail Margins above.
•Income Tax Expense increased $10 million primarily due to a decrease in amortization of Excess ADIT, a decrease in the benefit from investment tax credit amortization, and a decrease in parent company loss benefit.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Indiana Michigan Power Company and Subsidiaries
Reconciliation of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
Net Income
(in millions)

Nine Months Ended September 30, 2021	$232.1

Changes in Gross Margin:
Retail Margins	52.4
Margins from Off-system Sales	0.4
Transmission Revenues	11.3
Other Revenues	6.2
Total Change in Gross Margin	70.3

Changes in Expenses and Other:
Other Operation and Maintenance	29.2
Depreciation and Amortization	(71.5)
Taxes Other Than Income Taxes	7.6
Other Income	(1.5)
Non-Service Cost Components of Net Periodic Benefit Cost	6.5
Interest Expense	(5.9)
Total Change in Expenses and Other	(35.6)

Income Tax Expense	(16.0)

Nine Months Ended September 30, 2022	$250.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $52 million primarily due to the following:
•A $43 million increase due to increased rider revenues partially offset by lower wholesale true-ups. This increase was partially offset in other expense items below.
•A $6 million increase in weather-normalized retail margins primarily in the commercial class.
•Transmission Revenues increased $11 million primarily due to the following:
•A $7 million increase due to transmission formula rate true-up activity.
•A $4 million increase due to continued investment in transmission assets.
•Other Revenues increased $6 million primarily due to a gain on sale of allowances and economic hedging activities. The gain on sale of allowances was partially offset in Retail Margins above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses decreased $29 million primarily due to the following:
•A $54 million decrease in steam generation expenses primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021. This decrease was partially offset in Depreciation and Amortization expenses below.
•A $4 million decrease due to an increased Nuclear Electric Insurance Limited distribution in 2022.

These decreases were partially offset by:
•A $14 million increase in nuclear expenses at Cook Plant primarily due to refueling outage expenses.
•A $13 million increase in transmission expenses primarily due to the following:
•A $31 million increase in recoverable PJM expenses. These expenses were offset in Retail Margins above.
This increase was partially offset by:
•A $9 million decrease in transmission vegetation management expenses.
•A $7 million decrease in transmission formula rate true-up activity.
•Depreciation and Amortization expenses increased $72 million primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021, and a higher depreciable base. The increase resulting from the lease modification was partially offset in Other Operation and Maintenance expenses above.
•Taxes Other Than Income Taxes decreased $8 million primarily due to the repeal of the Indiana Utility Receipts Tax in July 2022. This decrease was partially offset in Retail Margins above.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $7 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $6 million primarily due to a debt issuance in April 2021.
•Income Tax Expense increased $16 million primarily due to an increase in pretax book income, a decrease in the benefit from investment tax credit amortization, and a decrease in parent company loss benefit.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$695.7	$618.2	$1,912.1	$1,735.1
Sales to AEP Affiliates	2.0	1.1	11.1	2.6
Other Revenues – Affiliated	13.3	14.7	38.4	41.2
Other Revenues – Nonaffiliated	4.4	1.7	10.0	5.1
TOTAL REVENUES	715.4	635.7	1,971.6	1,784.0

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	150.6	88.6	367.2	261.8
Purchased Electricity from AEP Affiliates	67.9	63.3	184.6	172.7
Other Operation	162.4	167.5	450.9	482.4
Maintenance	55.9	52.0	167.7	165.4
Depreciation and Amortization	131.6	110.6	400.2	328.7
Taxes Other Than Income Taxes	22.4	27.8	76.2	83.8
TOTAL EXPENSES	590.8	509.8	1,646.8	1,494.8

OPERATING INCOME	124.6	125.9	324.8	289.2

Other Income (Expense):
Other Income	2.4	2.5	7.4	8.9
Non-Service Cost Components of Net Periodic Benefit Cost	6.3	4.1	18.8	12.3
Interest Expense	(31.2)	(30.2)	(92.5)	(86.6)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	102.1	102.3	258.5	223.8

Income Tax Expense (Benefit)	8.0	(1.8)	7.7	(8.3)

NET INCOME	$94.1	$104.1	$250.8	$232.1

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$94.1	$104.1	$250.8	$232.1

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0.1 for the Three Months Ended September 30, 2022 and 2021, Respectively, and $0.3 and $0.3 for the Nine Months Ended September 30, 2022 and 2021, Respectively	0.4	0.4	1.2	1.3
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $0 for the Three Months Ended September 30, 2022 and 2021, Respectively, and $(0.1) and $0 for the Nine Months Ended September 30, 2022 and 2021, Respectively	(0.1)	—	(0.3)	(0.1)

TOTAL OTHER COMPREHENSIVE INCOME	0.3	0.4	0.9	1.2

TOTAL COMPREHENSIVE INCOME	$94.4	$104.5	$251.7	$233.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2020	$56.6	$980.9	$1,718.7	$(7.0)	$2,749.2

Common Stock Dividends			(25.0)		(25.0)
Net Income			70.8		70.8
Other Comprehensive Income				0.5	0.5
TOTAL COMMON SHAREHOLDER'S EQUITY -MARCH 31, 2021	56.6	980.9	1,764.5	(6.5)	2,795.5

Common Stock Dividends			(75.0)		(75.0)
Net Income			57.2		57.2
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2021	56.6	980.9	1,746.7	(6.2)	2,778.0

Common Stock Dividends			(75.0)		(75.0)
Net Income			104.1		104.1
Other Comprehensive Income				0.4	0.4
TOTAL COMMON SHAREHOLDER'S EQUITY - SEPTEMBER 30, 2021	$56.6	$980.9	$1,775.8	$(5.8)	$2,807.5

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2021	$56.6	$980.9	$1,748.5	$(1.3)	$2,784.7

Common Stock Dividends			(25.0)		(25.0)
Net Income			89.5		89.5
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2022	56.6	980.9	1,813.0	(1.0)	2,849.5

Capital Contribution from Parent		1.3			1.3
Common Stock Dividends			(25.0)		(25.0)
Net Income			67.2		67.2
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2022	56.6	982.2	1,855.2	(0.7)	2,893.3

Capital Contribution from Parent		0.6			0.6
Common Stock Dividends			(20.0)		(20.0)
Net Income			94.1		94.1
Other Comprehensive Income				0.3	0.3
TOTAL COMMON SHAREHOLDER'S EQUITY - SEPTEMBER 30, 2022	$56.6	$982.8	$1,929.3	$(0.4)	$2,968.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$25.8	$1.3
Advances to Affiliates	22.6	21.5
Accounts Receivable:
Customers	40.8	40.6
Affiliated Companies	72.7	78.2
Accrued Unbilled Revenues	0.4	—
Miscellaneous	3.4	2.5
Allowance for Uncollectible Accounts	—	(0.1)
Total Accounts Receivable	117.3	121.2
Fuel	49.5	56.8
Materials and Supplies	179.4	175.2
Regulatory Asset for Under-Recovered Fuel Costs	25.4	6.4
Prepayments and Other Current Assets	50.0	57.0
TOTAL CURRENT ASSETS	470.0	439.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,601.6	5,531.8
Transmission	1,823.9	1,783.1
Distribution	2,955.9	2,800.1
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	854.6	792.9
Construction Work in Progress	314.7	302.8
Total Property, Plant and Equipment	11,550.7	11,210.7
Accumulated Depreciation, Depletion and Amortization	4,161.3	3,899.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,389.4	7,310.9

OTHER NONCURRENT ASSETS
Regulatory Assets	422.5	410.9
Spent Nuclear Fuel and Decommissioning Trusts	3,130.5	3,867.0
Operating Lease Assets	51.9	63.5
Deferred Charges and Other Noncurrent Assets	278.5	316.5
TOTAL OTHER NONCURRENT ASSETS	3,883.4	4,657.9

TOTAL ASSETS	$11,742.8	$12,408.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2022 and December 31, 2021
(dollars in millions)
(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$104.9	$93.3
Accounts Payable:
General	187.3	174.4
Affiliated Companies	94.0	94.9
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2022 and December 31, 2021 Amounts Include $68.8 and $65, Respectively, Related to DCC Fuel)	320.9	67.0
Customer Deposits	43.0	45.2
Accrued Taxes	76.9	106.5
Accrued Interest	24.5	37.0
Obligations Under Finance Leases	94.1	130.5
Obligations Under Operating Leases	11.3	15.5
Regulatory Liability for Over-Recovered Fuel Costs	—	1.5
Other Current Liabilities	92.5	128.2
TOTAL CURRENT LIABILITIES	1,049.4	894.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,885.8	3,128.0
Deferred Income Taxes	1,143.6	1,100.2
Regulatory Liabilities and Deferred Investment Tax Credits	1,577.0	2,447.9
Asset Retirement Obligations	2,009.8	1,946.2
Obligations Under Operating Leases	41.6	48.9
Deferred Credits and Other Noncurrent Liabilities	67.3	58.3
TOTAL NONCURRENT LIABILITIES	7,725.1	8,729.5

TOTAL LIABILITIES	8,774.5	9,623.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	982.8	980.9
Retained Earnings	1,929.3	1,748.5
Accumulated Other Comprehensive Income (Loss)	(0.4)	(1.3)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,968.3	2,784.7

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$11,742.8	$12,408.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$250.8	$232.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	400.2	328.7
Rockport Plant, Unit 2 Operating Lease Amortization	—	51.1
Deferred Income Taxes	(15.8)	(36.6)
Deferral of Incremental Nuclear Refueling Outage Expenses, Net	(35.2)	(2.5)
Allowance for Equity Funds Used During Construction	(7.9)	(9.7)
Mark-to-Market of Risk Management Contracts	(13.2)	0.5
Amortization of Nuclear Fuel	63.1	61.9
Deferred Fuel Over/Under-Recovery, Net	(20.5)	(18.0)
Change in Other Noncurrent Assets	12.5	7.3
Change in Other Noncurrent Liabilities	42.1	(10.2)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	5.3	18.2
Fuel, Materials and Supplies	3.1	43.0
Accounts Payable	19.6	20.1
Accrued Taxes, Net	(17.0)	(20.3)
Rockport Plant, Unit 2 Operating Lease Payments	—	(36.9)
Other Current Assets	19.3	(0.7)
Other Current Liabilities	(63.6)	(28.0)
Net Cash Flows from Operating Activities	642.8	600.0

INVESTING ACTIVITIES
Construction Expenditures	(407.4)	(370.2)
Change in Advances to Affiliates, Net	(1.1)	(67.3)
Purchases of Investment Securities	(1,854.8)	(1,586.3)
Sales of Investment Securities	1,818.4	1,556.6
Acquisitions of Nuclear Fuel	(91.9)	(63.2)
Other Investing Activities	8.0	12.9
Net Cash Flows Used for Investing Activities	(528.8)	(517.5)

FINANCING ACTIVITIES
Capital Contribution from Parent	1.9	—
Issuance of Long-term Debt – Nonaffiliated	72.8	507.0
Change in Advances from Affiliates, Net	11.6	(103.0)
Retirement of Long-term Debt – Nonaffiliated	(64.5)	(307.2)
Principal Payments for Finance Lease Obligations	(41.6)	(4.9)
Dividends Paid on Common Stock	(70.0)	(175.0)
Other Financing Activities	0.3	0.5
Net Cash Flows Used for Financing Activities	(89.5)	(82.6)

Net Increase (Decrease) in Cash and Cash Equivalents	24.5	(0.1)
Cash and Cash Equivalents at Beginning of Period	1.3	3.3
Cash and Cash Equivalents at End of Period	$25.8	$3.2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$101.6	$93.9
Net Cash Paid (Received) for Income Taxes	(4.1)	11.8
Noncash Acquisitions Under Finance Leases	0.8	3.1
Construction Expenditures Included in Current Liabilities as of September 30,	68.1	59.0
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	8.5	0.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	3,954	4,096	11,146	11,261
Commercial	4,295	4,112	11,996	11,282
Industrial	3,561	3,633	10,688	10,769
Miscellaneous	25	25	79	80
Total Retail (a)	11,835	11,866	33,909	33,392

Wholesale (b)	587	643	1,723	1,691

Total KWhs	12,422	12,509	35,632	35,083

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	8	1	2,078	1,993
Normal – Heating (b)	5	5	2,077	2,071

Actual – Cooling (c)	755	787	1,115	1,148
Normal – Cooling (b)	688	689	989	996

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2022 Compared to Third Quarter of 2021

Ohio Power Company and Subsidiaries
Reconciliation of Third Quarter of 2021 to Third Quarter of 2022
Net Income
(in millions)

Third Quarter of 2021	$56.4

Changes in Gross Margin:
Retail Margins	31.0
Margins from Off-system Sales	21.8
Transmission Revenues	2.1
Other Revenues	(12.6)
Total Change in Gross Margin	42.3

Changes in Expenses and Other:
Other Operation and Maintenance	(30.7)
Depreciation and Amortization	6.2
Taxes Other Than Income Taxes	(5.0)
Carrying Costs Income	(0.1)
Allowance for Equity Funds Used During Construction	1.9
Non-Service Cost Components of Net Periodic Benefit Cost	1.9
Interest Expense	3.1
Total Change in Expenses and Other	(22.7)

Income Tax Expense	(4.1)

Third Quarter of 2022	$71.9

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $31 million primarily due to the following:
•A $21 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $4 million increase in weather-related usage primarily due to the end of decoupling.
•Margins from Off-system Sales increased $22 million primarily due to the following:
•A $17 million increase in off-system sales at OVEC due to higher market prices. This increase was offset in Retail Margins above and Other Revenues below.
•A $5 million increase in deferrals of OVEC costs. This increase was offset in Retail Margins above and Other Revenues below.
•Other Revenues decreased $13 million primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs. This decrease was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $31 million primarily due to the following:
•A $14 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses. This increase was offset in Retail Margins above.

•A $5 million increase in remitted Universal Service Fund surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset in Retail Margins above.
•A $5 million increase in recoverable distribution expenses primarily related to vegetation management. This increase was offset in Retail Margins above.
•Depreciation and Amortization expenses decreased $6 million primarily due to a decrease in recoverable Distribution Investment Rider depreciable expenses. This decrease was offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $5 million primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Interest Expense decreased $3 million primarily due to the retirement of a higher rate bond partially offset by the issuance of a lower rate bond in 2021.
•Income Tax Expense increased $4 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Ohio Power Company and Subsidiaries
Reconciliation of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
Net Income
(in millions)

Nine Months Ended September 30, 2021	$198.6

Changes in Gross Margin:
Retail Margins	138.7
Margins from Off-system Sales	47.8
Transmission Revenues	(3.2)
Other Revenues	(28.8)
Total Change in Gross Margin	154.5

Changes in Expenses and Other:
Other Operation and Maintenance	(125.6)
Depreciation and Amortization	11.7
Taxes Other Than Income Taxes	(12.8)
Interest Income	0.3
Carrying Costs Income	(0.9)
Allowance for Equity Funds Used During Construction	2.7
Non-Service Cost Components of Net Periodic Benefit Cost	5.6
Interest Expense	7.4
Total Change in Expenses and Other	(111.6)

Income Tax Expense	(12.4)
Equity Earnings of Unconsolidated Subsidiaries	0.8

Nine Months Ended September 30, 2022	$229.9

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $139 million primarily due to the following:
•An $85 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $25 million increase due to various rider revenues. This increase was partially offset in Margins from Off-system Sales, Other Revenues, and other expense items below.
•A $12 million increase in weather-normalized margins primarily from the commercial class, partially offset by the residential and industrial classes.
•An $8 million increase in weather-related usage primarily due to the end of decoupling.
•Margins from Off-system Sales increased $48 million primarily due to the following:
•A $54 million increase in off-system sales at OVEC due to higher market prices and volume. This increase was offset in Retail Margins above and Other Revenues below.
This increase was partially offset by:
•A $6 million decrease in deferrals of OVEC costs. This decrease was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues decreased $3 million primarily due to the following:
•An $11 million decrease due to formula rate true-up activity.

This decrease was partially offset by:
•A $7 million increase due to continued investment in transmission assets.
•Other Revenues decreased $29 million primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs. This decrease was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $126 million primarily due to the following:
•A $67 million increase in transmission expenses primarily due to the following:
•A $67 million increase in recoverable PJM expenses. This increase was offset in Retail Margins above.
•A $6 million increase in transmission vegetation management expenses.
These increases were partially offset by:
•A $10 million decrease in transmission formula rate true-up activity.
•A $19 million increase in bad debt-related expenses, including $8 million in 2022 due to Bad Debt Rider over-recovery. This increase was offset in Retail Margins above.
•A $15 million increase in recoverable distribution expenses primarily related to vegetation management. This increase was offset in Retail Margins above.
•A $14 million increase in remitted Universal Service Fund surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset in Retail Margins above.
•A $10 million increase in employee-related expenses.
•Depreciation and Amortization expenses decreased $12 million primarily due to the following:
•A $6 million decrease in recoverable smart grid depreciable expenses. This decrease was offset in Retail Margins above.
•A $6 million decrease in recoverable Distributions Investment Rider depreciable expenses. This decrease was partially offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $13 million primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $6 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense decreased $7 million primarily due to the retirement of a higher rate bond partially offset by the issuance of a lower rate bond in 2021.
•Income Tax Expense increased $12 million primarily due to an increase in pretax book income and a favorable 2021 discrete tax adjustment that did not recur during 2022.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Electricity, Transmission and Distribution	$1,015.2	$761.0	$2,656.6	$2,167.8
Sales to AEP Affiliates	4.0	4.3	11.6	21.9
Other Revenues	2.1	2.4	6.0	6.8
TOTAL REVENUES	1,021.3	767.7	2,674.2	2,196.5

EXPENSES
Purchased Electricity for Resale	399.5	184.7	875.0	513.6
Purchased Electricity from AEP Affiliates	—	3.5	9.8	48.0
Other Operation	267.3	245.1	728.2	622.9
Maintenance	47.8	39.3	136.7	116.4
Depreciation and Amortization	70.7	76.9	216.9	228.6
Taxes Other Than Income Taxes	131.0	126.0	379.0	366.2
TOTAL EXPENSES	916.3	675.5	2,345.6	1,895.7

OPERATING INCOME	105.0	92.2	328.6	300.8

Other Income (Expense):
Interest Income	0.2	0.2	0.8	0.5
Carrying Costs Income	—	0.1	0.2	1.1
Allowance for Equity Funds Used During Construction	3.9	2.0	10.3	7.6
Non-Service Cost Components of Net Periodic Benefit Cost	5.6	3.7	16.6	11.0
Interest Expense	(29.8)	(32.9)	(88.8)	(96.2)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	84.9	65.3	267.7	224.8

Income Tax Expense	13.0	8.9	38.6	26.2
Equity Earnings of Unconsolidated Subsidiaries	—	—	0.8	—

NET INCOME	$71.9	$56.4	$229.9	$198.6

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$321.2	$838.8	$1,532.7	$2,692.7

Common Stock Dividends			(21.9)	(21.9)
Net Income			68.2	68.2
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2021	321.2	838.8	1,579.0	2,739.0

Common Stock Dividends			(21.9)	(21.9)
Net Income			74.0	74.0
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2021	321.2	838.8	1,631.1	2,791.1

Common Stock Dividends			(28.1)	(28.1)
Net Income			56.4	56.4
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2021	$321.2	$838.8	$1,659.4	$2,819.4

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$321.2	$838.8	$1,686.3	$2,846.3

Common Stock Dividends			(15.0)	(15.0)
Net Income			83.2	83.2
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2022	321.2	838.8	1,754.5	2,914.5

Capital Contribution from Parent		0.7		0.7
Common Stock Dividends			(15.0)	(15.0)
Net Income			74.8	74.8
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2022	321.2	839.5	1,814.3	2,975.0

Capital Contribution from Parent		0.3		0.3
Common Stock Dividends			(15.0)	(15.0)
Net Income			71.9	71.9
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2022	$321.2	$839.8	$1,871.2	$3,032.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$10.2	$3.0
Advances to Affiliates	—	42.0
Accounts Receivable:
Customers	60.3	71.6
Affiliated Companies	105.9	71.8
Accrued Unbilled Revenues	14.4	1.3
Miscellaneous	0.2	5.9
Allowance for Uncollectible Accounts	(0.1)	(0.6)
Total Accounts Receivable	180.7	150.0
Materials and Supplies	97.8	74.1
Renewable Energy Credits	33.6	30.5
Prepayments and Other Current Assets	27.2	27.9
TOTAL CURRENT ASSETS	349.5	327.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	3,070.4	2,992.8
Distribution	6,336.9	6,070.6
Other Property, Plant and Equipment	1,038.7	992.9
Construction Work in Progress	491.6	365.0
Total Property, Plant and Equipment	10,937.6	10,421.3
Accumulated Depreciation and Amortization	2,541.6	2,458.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,396.0	7,963.0

OTHER NONCURRENT ASSETS
Regulatory Assets	270.8	293.0
Operating Lease Assets	74.4	81.2
Deferred Charges and Other Noncurrent Assets	334.4	601.1
TOTAL OTHER NONCURRENT ASSETS	679.6	975.3

TOTAL ASSETS	$9,425.1	$9,265.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2022 and December 31, 2021
(Unaudited)

	September 30,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$68.8	$—
Accounts Payable:
General	314.9	213.5
Affiliated Companies	126.6	125.4
Long-term Debt Due Within One Year – Nonaffiliated	0.1	0.1
Risk Management Liabilities	—	6.7
Customer Deposits	103.8	66.4
Accrued Taxes	367.0	702.4
Obligations Under Operating Leases	13.5	13.1
Other Current Liabilities	159.5	118.1
TOTAL CURRENT LIABILITIES	1,154.2	1,245.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,969.8	2,968.4
Long-term Risk Management Liabilities	45.1	85.8
Deferred Income Taxes	1,053.2	1,000.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,049.3	1,020.9
Obligations Under Operating Leases	60.6	68.6
Deferred Credits and Other Noncurrent Liabilities	60.7	29.2
TOTAL NONCURRENT LIABILITIES	5,238.7	5,173.8

TOTAL LIABILITIES	6,392.9	6,419.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock –No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	839.8	838.8
Retained Earnings	1,871.2	1,686.3
TOTAL COMMON SHAREHOLDER’S EQUITY	3,032.2	2,846.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$9,425.1	$9,265.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$229.9	$198.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	216.9	228.6
Deferred Income Taxes	29.3	29.3
Allowance for Equity Funds Used During Construction	(10.3)	(7.6)
Mark-to-Market of Risk Management Contracts	(49.6)	(19.9)
Property Taxes	264.7	234.9
Change in Other Noncurrent Assets	(19.7)	(1.1)
Change in Other Noncurrent Liabilities	82.5	4.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(27.0)	20.7
Materials and Supplies	(11.6)	(0.6)
Accounts Payable	87.6	(19.1)
Customer Deposits	37.4	68.4
Accrued Taxes, Net	(344.5)	(289.7)
Other Current Assets	11.3	(7.8)
Other Current Liabilities	25.7	5.8
Net Cash Flows from Operating Activities	522.6	445.1

INVESTING ACTIVITIES
Construction Expenditures	(600.6)	(536.6)
Change in Advances to Affiliates, Net	42.0	(622.9)
Other Investing Activities	21.3	10.7
Net Cash Flows Used for Investing Activities	(537.3)	(1,148.8)

FINANCING ACTIVITIES
Capital Contribution from Parent	1.0	—
Issuance of Long-term Debt – Nonaffiliated	—	1,037.5
Change in Advances from Affiliates, Net	68.8	(259.2)
Retirement of Long-term Debt – Nonaffiliated	(0.1)	(0.1)
Principal Payments for Finance Lease Obligations	(3.6)	(3.7)
Dividends Paid on Common Stock	(45.0)	(71.9)
Other Financing Activities	0.8	0.5
Net Cash Flows from Financing Activities	21.9	703.1

Net Increase (Decrease) in Cash and Cash Equivalents	7.2	(0.6)
Cash and Cash Equivalents at Beginning of Period	3.0	7.4
Cash and Cash Equivalents at End of Period	$10.2	$6.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$75.8	$78.6
Net Cash Paid for Income Taxes	24.2	0.3
Noncash Acquisitions Under Finance Leases	2.1	1.4
Construction Expenditures Included in Current Liabilities as of September 30,	108.3	66.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	2,293	2,179	5,320	5,068
Commercial	1,547	1,476	3,976	3,781
Industrial	1,616	1,566	4,567	4,383
Miscellaneous	377	355	993	935
Total Retail	5,833	5,576	14,856	14,167

Wholesale	55	162	660	350

Total KWhs	5,888	5,738	15,516	14,517

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	—	—	1,153	1,195
Normal – Heating (b)	—	1	1,085	1,078

Actual – Cooling (c)	1,678	1,491	2,475	2,075
Normal – Cooling (b)	1,407	1,404	2,074	2,079

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2022 Compared to Third Quarter of 2021

Public Service Company of Oklahoma
Reconciliation of Third Quarter of 2021 to Third Quarter of 2022
Net Income
(in millions)

Third Quarter of 2021	$93.2

Changes in Gross Margin:
Retail Margins (a)	26.3
Transmission Revenues	0.5
Other Revenues	(0.1)
Total Change in Gross Margin	26.7

Changes in Expenses and Other:
Other Operation and Maintenance	(24.1)
Depreciation and Amortization	(10.6)
Taxes Other Than Income Taxes	(3.5)
Other Income	1.2
Non-Service Cost Components of Net Periodic Benefit Cost	1.0
Interest Expense	(6.2)
Total Change in Expenses and Other	(42.2)

Income Tax Benefit	29.2

Third Quarter of 2022	$106.9

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $26 million primarily due to the following:
•A $47 million increase due to a $26 million increase in base rate revenues and a $21 million increase in rider revenues. These increases were partially offset in other expense items below.
•An $11 million increase in weather-related usage primarily due to a 13% increase in cooling degree days.
These increases were partially offset by:
•A $33 million decrease resulting from the NCWF PTC benefits provided to customers through fuel clause mechanisms. This decrease was partially offset in Income Tax Benefit below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $24 million primarily due to the following:
•An $8 million increase in distribution expenses primarily due to an increase in overhead line maintenance.
•A $7 million increase in transmission expenses primarily due to the following:
•A $36 million increase related to a change in rider recovery, increased transmission investment and increased load.
•A $4 million increase in transmission formula rate true-up activity. This increase was partially offset in Retail Margins above.

These increases were partially offset by:
•A $33 million decrease in recoverable SPP transmission expenses. This decrease was offset in Retail Margins above.
•A $3 million increase primarily due to an increase in maintenance expenses at the NCWF.
•A $3 million increase due to pre-construction costs associated with various renewable projects.
•Depreciation and Amortization increased $11 million primarily due to a higher depreciable base, implementation of new rates and the timing of refunds to customers under rate rider mechanisms.
•Taxes Other Than Income Taxes increased $4 million primarily due to a new infrastructure fee implemented by the City of Tulsa in March 2022 and increased property taxes. This increase was partially offset in Retail Margins above.
•Interest Expense increased $6 million primarily due to higher long-term debt balances.
•Income Tax Benefit increased $29 million primarily due to an increase in PTCs. This increase was partially offset in Retail Margins above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Public Service Company of Oklahoma
Reconciliation of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
Net Income
(in millions)

Nine Months Ended September 30, 2021	$136.6

Changes in Gross Margin:
Retail Margins (a)	82.0
Transmission Revenues	(1.1)
Total Change in Gross Margin	80.9

Changes in Expenses and Other:
Other Operation and Maintenance	(58.2)
Depreciation and Amortization	(23.7)
Taxes Other Than Income Taxes	(6.5)
Other Income	4.0
Non-Service Cost Components of Net Periodic Benefit Cost	3.0
Interest Expense	(17.9)
Total Change in Expenses and Other	(99.3)

Income Tax Benefit	37.5

Nine Months Ended September 30, 2022	$155.7
(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $82 million primarily due to the following:
•A $95 million increase due to a $51 million increase in base rate revenues and a $44 million increase in rider revenues. These increases were partially offset in other expense items below.
•A $21 million increase in weather-related usage primarily due to a 19% increase in cooling degree days.
•A $12 million increase in weather-normalized margins primarily in the commercial and industrial classes.
These increases were partially offset by:
•A $46 million decrease resulting from the NCWF PTC benefits provided to customers through fuel clause mechanisms. This decrease was partially offset in Income Tax Benefit below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $58 million primarily due to the following:
•An $18 million increase in transmission expenses primarily due to the following:
•A $79 million increase due to a change in rider recovery, increased transmission investment and increased load.
This increase was partially offset by:
•A $58 million decrease in recoverable SPP transmission expenses. This decrease was offset in Retail Margins above.
•A $3 million decrease in transmission formula rate true-up activity. This decrease was partially offset in Retail Margins above.
•A $16 million increase in distribution expenses primarily due to an increase in overhead line maintenance.
•A $15 million increase in generating expenses primarily due to an increase in maintenance expenses at the NCWF and Northeastern.

•Depreciation and Amortization expenses increased $24 million primarily due to a higher depreciable base, implementation of new rates and the timing of refunds to customers under rate rider mechanisms.
•Taxes Other Than Income Taxes increased $7 million primarily due to a new infrastructure fee implemented by the City of Tulsa in March 2022 and increased property taxes. This increase was partially offset in Retail Margins above.
•Other Income increased $4 million primarily related to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event.
•Interest Expense increased $18 million due to higher long-term debt balances.
•Income Tax Benefit increased $38 million primarily due to an increase in PTCs. This increase was partially offset in Retail Margins above.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$606.5	$481.3	$1,432.9	$1,117.4
Sales to AEP Affiliates	0.7	1.0	2.1	3.1
Other Revenues	1.0	1.5	3.7	3.9
TOTAL REVENUES	608.2	483.8	1,438.7	1,124.4

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	293.6	195.9	674.2	440.8
Other Operation	116.3	102.3	301.0	262.7
Maintenance	31.3	21.2	88.0	68.1
Depreciation and Amortization	59.5	48.9	172.7	149.0
Taxes Other Than Income Taxes	15.6	12.1	43.6	37.1
TOTAL EXPENSES	516.3	380.4	1,279.5	957.7

OPERATING INCOME	91.9	103.4	159.2	166.7

Other Income (Expense):
Other Income	3.0	1.8	8.5	4.5
Non-Service Cost Components of Net Periodic Benefit Cost	3.1	2.1	9.4	6.4
Interest Expense	(22.4)	(16.2)	(62.6)	(44.7)

INCOME BEFORE INCOME TAX BENEFIT	75.6	91.1	114.5	132.9

Income Tax Benefit	(31.3)	(2.1)	(41.2)	(3.7)

NET INCOME	$106.9	$93.2	$155.7	$136.6

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$106.9	$93.2	$155.7	$136.6

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2022 and 2021, Respectively, and $0 and $0 for the Nine Months Ended September 30, 2022 and 2021, Respectively	—	—	—	(0.1)

TOTAL COMPREHENSIVE INCOME	$106.9	$93.2	$155.7	$136.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2020	$157.2	$414.0	$974.3	$0.1	$1,545.6

Capital Contribution from Parent		425.0			425.0
Net Loss			(2.7)		(2.7)
Other Comprehensive Loss				(0.1)	(0.1)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2021	157.2	839.0	971.6	—	1,967.8

Capital Contribution from Parent		200.0			200.0
Common Stock Dividends			(10.0)		(10.0)
Net Income			46.1		46.1
TOTAL COMMON SHAREHOLDER'S EQUITY – JUNE 30, 2021	157.2	1,039.0	1,007.7	—	2,203.9

Common Stock Dividends			(10.0)		(10.0)
Net Income			93.2		93.2
TOTAL COMMON SHAREHOLDER'S EQUITY – SEPTEMBER 30, 2021	$157.2	$1,039.0	$1,090.9	$—	$2,287.1

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2021	$157.2	$1,039.0	$1,095.4	$—	$2,291.6

Net Income			5.8		5.8
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2022	157.2	1,039.0	1,101.2	—	2,297.4

Capital Contribution from Parent		2.2			2.2
Net Income			43.0		43.0
TOTAL COMMON SHAREHOLDER'S EQUITY – JUNE 30, 2022	157.2	1,041.2	1,144.2	—	2,342.6

Capital Contribution from Parent		1.1			1.1
Common Stock Dividends			(20.0)		(20.0)
Net Income			106.9		106.9
TOTAL COMMON SHAREHOLDER'S EQUITY – SEPTEMBER 30, 2022	$157.2	$1,042.3	$1,231.1	$—	$2,430.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$5.5	$1.3
Accounts Receivable:
Customers	44.2	41.5
Affiliated Companies	93.5	35.0
Miscellaneous	5.7	0.6
Total Accounts Receivable	143.4	77.1
Fuel	8.4	14.5
Materials and Supplies	89.0	56.2
Risk Management Assets	44.5	12.1
Accrued Tax Benefits	66.4	17.6
Regulatory Asset for Under-Recovered Fuel Costs	178.7	194.6
Prepayments and Other Current Assets	32.8	13.4
TOTAL CURRENT ASSETS	568.7	386.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	2,386.0	1,802.4
Transmission	1,131.2	1,107.7
Distribution	3,137.3	3,004.9
Other Property, Plant and Equipment	464.8	437.0
Construction Work in Progress	225.4	156.0
Total Property, Plant and Equipment	7,344.7	6,508.0
Accumulated Depreciation and Amortization	1,810.5	1,705.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,534.2	4,802.8

OTHER NONCURRENT ASSETS
Regulatory Assets	606.2	1,037.4
Employee Benefits and Pension Assets	97.7	95.2
Operating Lease Assets	107.3	68.9
Deferred Charges and Other Noncurrent Assets	23.0	7.9
TOTAL OTHER NONCURRENT ASSETS	834.2	1,209.4

TOTAL ASSETS	$6,937.1	$6,399.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2022 and December 31, 2021
(Unaudited)

	September 30,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$223.5	$72.3
Accounts Payable:
General	249.0	157.4
Affiliated Companies	105.0	51.0
Long-term Debt Due Within One Year – Nonaffiliated	0.5	125.5
Risk Management Liabilities	—	3.7
Customer Deposits	60.5	56.2
Accrued Taxes	54.9	27.0
Obligations Under Operating Leases	8.4	6.9
Other Current Liabilities	75.0	62.7
TOTAL CURRENT LIABILITIES	776.8	562.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,913.1	1,788.0
Deferred Income Taxes	794.9	782.3
Regulatory Liabilities and Deferred Investment Tax Credits	827.9	835.3
Asset Retirement Obligations	74.6	57.5
Obligations Under Operating Leases	100.3	62.2
Deferred Credits and Other Noncurrent Liabilities	18.9	19.4
TOTAL NONCURRENT LIABILITIES	3,729.7	3,544.7

TOTAL LIABILITIES	4,506.5	4,107.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	1,042.3	1,039.0
Retained Earnings	1,231.1	1,095.4
TOTAL COMMON SHAREHOLDER’S EQUITY	2,430.6	2,291.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$6,937.1	$6,399.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$155.7	$136.6
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	172.7	149.0
Deferred Income Taxes	(20.0)	109.8
Mark-to-Market of Risk Management Contracts	(36.1)	(8.2)
Property Taxes	(12.2)	(10.9)
Deferred Fuel Over/Under-Recovery, Net	454.0	(776.4)
Change in Other Noncurrent Assets	(18.1)	(14.3)
Change in Other Noncurrent Liabilities	15.8	4.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(66.3)	(13.4)
Fuel, Materials and Supplies	(25.8)	9.9
Accounts Payable	150.8	16.4
Accrued Taxes, Net	(20.9)	9.3
Other Current Assets	(19.2)	(5.9)
Other Current Liabilities	11.0	(18.4)
Net Cash Flows from (Used for) Operating Activities	741.4	(412.0)

INVESTING ACTIVITIES
Construction Expenditures	(322.6)	(219.6)
Change in Advances to Affiliates, Net	—	(59.5)
Acquisition of the North Central Wind Energy Facilities	(549.3)	(297.0)
Other Investing Activities	2.9	1.9
Net Cash Flows Used for Investing Activities	(869.0)	(574.2)

FINANCING ACTIVITIES
Capital Contribution from Parent	3.3	625.0
Issuance of Long-term Debt – Nonaffiliated	499.7	1,290.0
Change in Advances from Affiliates, Net	151.2	(155.4)
Retirement of Long-term Debt – Nonaffiliated	(500.4)	(750.4)
Principal Payments for Finance Lease Obligations	(2.4)	(2.5)
Dividends Paid on Common Stock	(20.0)	(20.0)
Other Financing Activities	0.4	0.5
Net Cash Flows from Financing Activities	131.8	987.2

Net Increase in Cash and Cash Equivalents	4.2	1.0
Cash and Cash Equivalents at Beginning of Period	1.3	2.6
Cash and Cash Equivalents at End of Period	$5.5	$3.6

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$63.1	$42.9
Net Cash Paid (Received) for Income Taxes	21.9	(101.2)
Noncash Acquisitions Under Finance Leases	1.7	3.1
Construction Expenditures Included in Current Liabilities as of September 30,	50.1	44.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in millions of KWhs)
Retail:
Residential	2,019	1,999	5,157	4,973
Commercial	1,631	1,616	4,385	4,221
Industrial	1,367	1,203	3,876	3,468
Miscellaneous	17	19	55	58
Total Retail	5,034	4,837	13,473	12,720

Wholesale	1,744	2,170	5,312	5,103

Total KWhs	6,778	7,007	18,785	17,823

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in degree days)
Actual – Heating (a)	—	—	704	789
Normal – Heating (b)	—	1	726	723

Actual – Cooling (c)	1,627	1,478	2,642	2,251
Normal – Cooling (b)	1,420	1,416	2,195	2,195

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Third Quarter of 2022 Compared to Third Quarter of 2021

Reconciliation of Third Quarter of 2021 to Third Quarter of 2022
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Third Quarter of 2021	$108.9

Changes in Gross Margin:
Retail Margins (a)	41.6
Margins from Off-system Sales	7.2
Transmission Revenues	7.7
Other Revenues	0.4
Total Change in Gross Margin	56.9

Changes in Expenses and Other:
Other Operation and Maintenance	(21.6)
Depreciation and Amortization	(21.0)
Taxes Other Than Income Taxes	(5.3)
Interest Income	(0.1)
Allowance for Equity Funds Used During Construction	(0.4)
Non-Service Cost Components of Net Periodic Benefit Cost	1.1
Interest Expense	(3.5)
Total Change in Expenses and Other	(50.8)

Income Tax Expense	24.1
Equity Earnings of Unconsolidated Subsidiary	(0.7)
Net Income Attributable to Noncontrolling Interest	1.0

Third Quarter of 2022	$139.4

(a)Includes firm wholesale sales to municipals and cooperatives.
The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $42 million primarily due to the following:
•A $40 million increase primarily due to base rate revenue increases in Texas and Arkansas and rider increases in all retail jurisdictions. These increases were partially offset in other expense items below.
•A $12 million increase in weather-related usage primarily due to a 10% increase in cooling degree days.
•A $6 million increase in weather-normalized margins primarily due to the commercial and industrial classes.
These increases were partially offset by:
•A $14 million decrease resulting from the NCWF PTC benefits provided to customers through fuel clause mechanisms. This decrease was partially offset in Income Tax Benefit below.
•Margins from Off-system Sales increased $7 million due to an increase in Turk Plant merchant sales.
•Transmission Revenues increased $8 million primarily due to continued investment in transmission assets and increased load.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $22 million primarily due to the following:
•A $7 million increase in transmission expenses primarily due to the following:
•A $6 million increase in recoverable SPP transmission expenses. This increase was offset in Retail Margins above.
•A $2 million increase in transmission formula rate true-up activity.
•A $4 million increase in distribution expenses primarily due to vegetation management expenses.
•A $3 million increase related to the assumption of additional Sabine reclamation costs from a joint owner.
•A $2 million increase due to energy efficiency programs. This increase was offset in Retail Margins above.
•A $2 million increase in administrative and general expenses primarily due to rate case expenses and regulatory fees.
•Depreciation and Amortization expenses increased $21 million primarily due to the implementation of new rates in Arkansas and Texas, a higher depreciable base and the NCWF rider. This increase was partially offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $5 million primarily due to increased property taxes.
•Interest Expense increased $4 million primarily due to an increase in long-term debt balances and Advances from Affiliates.
•Income Tax Expense decreased $24 million primarily due to an increase in PTCs. This decrease was partially offset in Retail Margins above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Reconciliation of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2022
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Nine Months Ended September 30, 2021	$208.1

Changes in Gross Margin:
Retail Margins (a)	93.5
Margins from Off-system Sales	(10.3)
Transmission Revenues	18.6
Other Revenues	0.4
Total Change in Gross Margin	102.2

Changes in Expenses and Other:
Other Operation and Maintenance	(46.4)
Depreciation and Amortization	(34.4)
Taxes Other Than Income Taxes	(5.9)
Interest Income	7.0
Allowance for Equity Funds Used During Construction	(2.0)
Non-Service Cost Components of Net Periodic Benefit Cost	3.2
Interest Expense	(9.6)
Total Change in Expenses and Other	(88.1)

Income Tax Expense	40.0
Equity Earnings of Unconsolidated Subsidiary	(1.5)
Net Income Attributable to Noncontrolling Interest	(0.5)

Nine Months Ended September 30, 2022	$260.2

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $94 million primarily due to the following:
•An $80 million increase primarily due to base rate revenue increases in Texas and Arkansas and rider increases in all retail jurisdictions. These increases were partially offset in other expense items below.
•A $27 million increase in weather-related usage primarily due to a 17% increase in cooling degree days, partially offset by an 11% decrease in heating degree days.
•An $11 million increase in weather-normalized margins primarily due to the commercial and residential classes, partially offset by the industrial class.
These increases were partially offset by:
•A $16 million decrease resulting from the NCWF PTC benefits provided to customers through fuel clause mechanisms. This decrease was partially offset in Income Tax Benefit below.
•An $8 million decrease in municipal and cooperative revenues primarily due to the February 2021 severe winter weather event.
•Margins from Off-system Sales decreased $10 million primarily due to Turk Plant merchant sales as a result of the February 2021 severe winter weather event.

•Transmission Revenues increased $19 million primarily due to the following:
•A $21 million increase due to continued investment in transmission assets and increased load.
This increase was partially offset by:
•A $3 million decrease due to formula rate true-up activity.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $46 million primarily due to the following:
•A $12 million increase in transmission expenses primarily due to the following:
•A $6 million increase in recoverable SPP transmission expenses. This increase was offset in Retail Margins above.
•A $4 million increase due to increased transmission investment and load.
•A $3 million increase in transmission vegetation management expenses.
These increases were partially offset by:
•A $4 million decrease in formula rate true-up activity.
•A $6 million increase due to pre-construction costs associated with various renewable projects.
•A $6 million increase in generation related expenses.
•A $5 million increase in administrative and general expenses primarily due to regulatory fees and employee-related expenses.
•A $5 million increase in distribution expenses primarily due to vegetation management expenses.
•A $5 million increase due to energy efficiency programs. This increase was offset in Retail Margins above.
•A $3 million increase related to the assumption of additional Sabine reclamation costs from a joint owner.
•Depreciation and Amortization expenses increased $34 million primarily due to the implementation of new rates in Arkansas and Texas, a higher depreciable base and the NCWF rider. This increase was partially offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $6 million primarily due to increased property taxes.
•Interest Income increased $7 million primarily related to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event.
•Interest Expense increased $10 million primarily due to an increase in long-term debt balances and Advances from Affiliates.
•Income Tax Expense decreased $40 million primarily due to an increase in PTCs, partially offset by an increase in pretax book income and an increase in state tax expense. The decrease in Income Tax Expense driven by the increase in PTCs is partially offset in Retail Margins above.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$698.8	$570.1	$1,703.7	$1,596.6
Sales to AEP Affiliates	18.2	13.5	43.7	32.2
Other Revenues	0.5	0.5	1.5	1.5
TOTAL REVENUES	717.5	584.1	1,748.9	1,630.3

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	290.9	214.4	669.1	652.7
Other Operation	114.1	91.7	308.7	270.6
Maintenance	32.9	33.7	107.8	99.5
Depreciation and Amortization	95.8	74.8	251.8	217.4
Taxes Other Than Income Taxes	34.2	28.9	94.9	89.0
TOTAL EXPENSES	567.9	443.5	1,432.3	1,329.2

OPERATING INCOME	149.6	140.6	316.6	301.1

Other Income (Expense):
Interest Income	2.7	2.8	13.9	6.9
Allowance for Equity Funds Used During Construction	1.0	1.4	3.4	5.4
Non-Service Cost Components of Net Periodic Benefit Cost	3.2	2.1	9.4	6.2
Interest Expense	(35.2)	(31.7)	(102.0)	(92.4)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	121.3	115.2	241.3	227.2

Income Tax Expense (Benefit)	(17.8)	6.3	(21.0)	19.0
Equity Earnings of Unconsolidated Subsidiary	0.3	1.0	1.0	2.5

NET INCOME	139.4	109.9	263.3	210.7

Net Income Attributable to Noncontrolling Interest	—	1.0	3.1	2.6

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$139.4	$108.9	$260.2	$208.1

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$139.4	$109.9	$263.3	$210.7

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0.1 for the Three Months Ended September 30, 2022 and 2021, Respectively, and $0 and $0.3 for the Nine Months Ended September 30, 2022 and 2021, Respectively	—	0.3	—	1.1
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended September 30, 2022 and 2021, Respectively, and $(0.3) and $(0.3) for the Nine Months Ended September 30, 2022 and 2021, Respectively	(0.4)	(0.4)	(1.2)	(1.2)

TOTAL OTHER COMPREHENSIVE LOSS	(0.4)	(0.1)	(1.2)	(0.1)

TOTAL COMPREHENSIVE INCOME	139.0	109.8	262.1	210.6

Total Comprehensive Income Attributable to Noncontrolling Interest	—	1.0	3.1	2.6

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$139.0	$108.8	$259.0	$208.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2020	$0.1	$812.2	$1,811.9	$1.9	$1.6	$2,627.7

Capital Contribution from Parent		100.0				100.0
Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income			62.4		1.0	63.4
TOTAL EQUITY – MARCH 31, 2021	0.1	912.2	1,874.3	1.9	1.6	2,790.1

Capital Contribution from Parent		75.0				75.0
Common Stock Dividends – Nonaffiliated					(0.6)	(0.6)
Net Income			36.8		0.6	37.4
TOTAL EQUITY – JUNE 30, 2021	0.1	987.2	1,911.1	1.9	1.6	2,901.9

Capital Contribution from Parent		105.0				105.0
Common Stock Dividends – Nonaffiliated					(2.2)	(2.2)
Net Income			108.9		1.0	109.9
Other Comprehensive Loss				(0.1)		(0.1)
TOTAL EQUITY – SEPTEMBER 30, 2021	$0.1	$1,092.2	$2,020.0	$1.8	$0.4	$3,114.5

TOTAL EQUITY – DECEMBER 31, 2021	$0.1	$1,092.2	$2,050.9	$6.7	$(0.1)	$3,149.8

Capital Contribution from Parent		350.0				350.0
Common Stock Dividends – Nonaffiliated					(0.8)	(0.8)
Net Income			44.1		1.0	45.1
Other Comprehensive Loss				(0.3)		(0.3)
TOTAL EQUITY – MARCH 31, 2022	0.1	1,442.2	2,095.0	6.4	0.1	3,543.8

Capital Contribution from Parent		2.2				2.2
Common Stock Dividends			(12.5)			(12.5)
Common Stock Dividends – Nonaffiliated					(0.7)	(0.7)
Net Income			76.7		2.1	78.8
Other Comprehensive Loss				(0.5)		(0.5)
TOTAL EQUITY – JUNE 30, 2022	0.1	1,444.4	2,159.2	5.9	1.5	3,611.1

Capital Contribution from Parent		1.1				1.1
Common Stock Dividends			(45.0)			(45.0)
Common Stock Dividends – Nonaffiliated					(1.1)	(1.1)
Net Income			139.4		—	139.4
Other Comprehensive Loss				(0.4)		(0.4)
TOTAL EQUITY – SEPTEMBER 30, 2022	$0.1	$1,445.5	$2,253.6	$5.5	$0.4	$3,705.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2022 and December 31, 2021
(in millions)
(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents (September 30, 2022 and December 31, 2021 Amounts Include $79.2 and $49.9, Respectively, Related to Sabine)	$84.4	$51.2
Advances to Affiliates	2.1	155.9
Accounts Receivable:
Customers	31.9	35.8
Affiliated Companies	53.8	38.3
Miscellaneous	18.6	12.3
Total Accounts Receivable	104.3	86.4
Fuel (September 30, 2022 and December 31, 2021 Amounts Include $9.9 and $13.1, Respectively, Related to Sabine)	55.3	82.2
Materials and Supplies (September 30, 2022 and December 31, 2021 Amounts Include $7.2 and $12, Respectively, Related to Sabine)	85.3	81.9
Risk Management Assets	36.4	9.8
Accrued Tax Benefits	88.4	17.8
Regulatory Asset for Under-Recovered Fuel Costs	333.8	143.9
Prepayments and Other Current Assets	50.0	39.4
TOTAL CURRENT ASSETS	840.0	668.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,454.6	4,734.5
Transmission	2,380.3	2,316.9
Distribution	2,622.5	2,514.3
Other Property, Plant and Equipment (September 30, 2022 and December 31, 2021 Amounts Include $219.9 and $219.9, Respectively, Related to Sabine)	801.4	764.0
Construction Work in Progress	345.3	240.7
Total Property, Plant and Equipment	11,604.1	10,570.4
Accumulated Depreciation and Amortization (September 30, 2022 and December 31, 2021 Amounts Include $201.8 and $168.1, Respectively, Related to Sabine)	3,444.2	3,170.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,159.9	7,400.1

OTHER NONCURRENT ASSETS
Regulatory Assets	992.4	1,005.3
Deferred Charges and Other Noncurrent Assets	300.8	251.8
TOTAL OTHER NONCURRENT ASSETS	1,293.2	1,257.1

TOTAL ASSETS	$10,293.1	$9,325.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2022 and December 31, 2021
(Unaudited)

	September 30,	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$156.3	$—
Accounts Payable:
General	206.2	163.6
Affiliated Companies	100.5	61.4
Long-term Debt Due Within One Year – Nonaffiliated	6.2	6.2
Risk Management Liabilities	—	2.1
Customer Deposits	65.3	62.4
Accrued Taxes	113.8	44.3
Accrued Interest	30.3	36.0
Obligations Under Operating Leases	8.4	8.1
Other Current Liabilities	129.0	154.6
TOTAL CURRENT LIABILITIES	816.0	538.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,386.2	3,389.0
Deferred Income Taxes	1,112.0	1,087.6
Regulatory Liabilities and Deferred Investment Tax Credits	818.2	806.9
Asset Retirement Obligations	247.5	192.7
Employee Benefits and Pension Obligations	23.2	20.3
Obligations Under Operating Leases	122.5	77.7
Deferred Credits and Other Noncurrent Liabilities	62.4	63.0
TOTAL NONCURRENT LIABILITIES	5,772.0	5,637.2

TOTAL LIABILITIES	6,588.0	6,175.9

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	1,445.5	1,092.2
Retained Earnings	2,253.6	2,050.9
Accumulated Other Comprehensive Income (Loss)	5.5	6.7
TOTAL COMMON SHAREHOLDER’S EQUITY	3,704.7	3,149.9

Noncontrolling Interest	0.4	(0.1)

TOTAL EQUITY	3,705.1	3,149.8

TOTAL LIABILITIES AND EQUITY	$10,293.1	$9,325.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2022 and 2021
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net Income	$263.3	$210.7
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	251.8	217.4
Deferred Income Taxes	7.5	22.5
Allowance for Equity Funds Used During Construction	(3.4)	(5.4)
Mark-to-Market of Risk Management Contracts	(27.6)	(18.1)
Property Taxes	(22.0)	(20.0)
Deferred Fuel Over/Under-Recovery, Net	(82.0)	(506.8)
Change in Regulatory Assets	3.1	(91.5)
Change in Other Noncurrent Assets	52.0	38.3
Change in Other Noncurrent Liabilities	17.3	40.0
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(17.9)	(70.2)
Fuel, Materials and Supplies	23.5	115.1
Accounts Payable	78.9	(21.1)
Accrued Taxes, Net	(1.1)	72.2
Other Current Assets	(12.0)	4.2
Other Current Liabilities	(38.1)	(48.2)
Net Cash Flows from (Used for) Operating Activities	493.3	(60.9)

INVESTING ACTIVITIES
Construction Expenditures	(397.0)	(277.2)
Change in Advances to Affiliates, Net	153.8	—
Acquisition of the North Central Wind Energy Facilities	(658.0)	(355.8)
Other Investing Activities	3.9	2.1
Net Cash Flows Used for Investing Activities	(897.3)	(630.9)

FINANCING ACTIVITIES
Capital Contribution from Parent	353.3	280.0
Issuance of Long-term Debt – Nonaffiliated	—	496.4
Change in Short-term Debt – Nonaffiliated	—	(35.0)
Change in Advances from Affiliates, Net	156.3	(1.7)
Retirement of Long-term Debt – Nonaffiliated	(4.7)	(4.7)
Principal Payments for Finance Lease Obligations	(8.0)	(8.1)
Dividends Paid on Common Stock	(57.5)	—
Dividends Paid on Common Stock – Nonaffiliated	(2.6)	(3.8)
Other Financing Activities	0.4	0.5
Net Cash Flows from Financing Activities	437.2	723.6

Net Increase in Cash and Cash Equivalents	33.2	31.8
Cash and Cash Equivalents at Beginning of Period	51.2	13.2
Cash and Cash Equivalents at End of Period	$84.4	$45.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$102.1	$98.0
Net Cash Paid (Received) for Income Taxes	34.7	(11.3)
Noncash Acquisitions Under Finance Leases	3.2	4.4
Construction Expenditures Included in Current Liabilities as of September 30,	71.8	46.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 144.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair statement of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three and nine months ended September 30, 2022 is not necessarily indicative of results that may be expected for the year ending December 31, 2022.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2021 financial statements and notes thereto, which are included in the Registrants’ Annual Reports on Form 10-K as filed with the SEC on February 24, 2022.

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

Deferred Fuel Costs (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

The cost of purchased electricity, fuel and related emission allowances and emission control chemicals/consumables is charged to Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expense when the fuel is burned or the allowance or consumable is utilized. The cost of fuel also includes the cost of nuclear fuel burned which is computed primarily using the units-of-production method. In regulated jurisdictions with an active FAC, fuel cost over-recoveries (the excess of fuel-related revenues over applicable fuel costs incurred) are generally deferred as current regulatory liabilities and under-recoveries (the excess of applicable fuel costs incurred over fuel-related revenues) are generally deferred as current regulatory assets. Fuel cost over-recovery and under-recovery balances are classified as noncurrent when there is an expectation that refunds or recoveries will extend beyond a one year period, based on a company’s filing with a commission or a commission directive. These deferrals are amortized when refunded or when billed to customers in later months with the state regulatory commissions’ review and approval. The amount of an over-recovery or under-recovery can also be affected by actions of the state regulatory commissions. On a routine basis, state regulatory commissions review and/or audit the Registrants’ fuel procurement policies and practices, the fuel cost calculations and FAC deferrals. FAC deferrals are adjusted when costs are no longer probable of recovery or when refunds of fuel reserves are probable. The Registrants share the majority of their Off-system Sales margins to customers either through an active FAC or other rate mechanisms. Where the FAC or Off-system Sales sharing mechanism is capped, frozen or non-existent, changes in fuel costs or sharing of off-system sales impact earnings.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted-average outstanding common shares, assuming conversion of all potentially dilutive stock awards.

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended September 30,
	2022		2021
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$683.7		$796.0

Weighted-Average Number of Basic AEP Common Shares Outstanding	513.7	$1.33	501.2	$1.59
Weighted-Average Dilutive Effect of Stock-Based Awards	1.6	—	1.4	(0.01)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	515.3	$1.33	502.6	$1.58

	Nine Months Ended September 30,
	2022		2021
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$1,922.9		$1,949.2

Weighted-Average Number of Basic AEP Common Shares Outstanding	511.2	$3.76	499.4	$3.90
Weighted-Average Dilutive Effect of Stock-Based Awards	1.5	(0.01)	1.2	(0.01)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	512.7	$3.75	500.6	$3.89

Equity Units are potentially dilutive securities and were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2022 and 2021, as the dilutive stock price threshold was not met. See Note 12 - Financing Activities for more information related to Equity Units.

There were 0 and 377 thousand antidilutive shares outstanding as of September 30, 2022 and 2021, respectively.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	September 30, 2022
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$522.2	$0.1	$6.7
Restricted Cash	55.1	47.7	7.4
Total Cash, Cash Equivalents and Restricted Cash	$577.3	$47.8	$14.1

	December 31, 2021
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$403.4	$0.1	$2.5
Restricted Cash	48.0	30.4	17.6
Total Cash, Cash Equivalents and Restricted Cash	$451.4	$30.5	$20.1

Supplementary Cash Flow Information (Applies to AEP)

	Nine Months Ended September 30,
Cash Flow Information	2022	2021
	(in millions)
Cash Paid for:
Interest, Net of Capitalized Amounts	$856.8	$775.2
Income Taxes	104.1	9.3
Noncash Investing and Financing Activities:
Acquisitions Under Finance Leases	22.3	23.0
Construction Expenditures Included in Current Liabilities as of September 30,	985.8	764.1
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	8.5	0.3
Noncash Contribution of Assets to Cedar Creek Project	—	(9.3)
Noncontrolling Interest Assumed - Dry Lake Solar Project	—	35.0

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

AEP

	Cash Flow Hedges			Pension
Three Months Ended September 30, 2022	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2022	$533.6	$(10.8)		$28.6	$551.4
Change in Fair Value Recognized in AOCI	94.3	7.4	(a)	—	101.7
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	0.2	—		—	0.2
Purchased Electricity for Resale (b)	(222.6)	—		—	(222.6)
Interest Expense (b)	—	0.9		—	0.9
Amortization of Prior Service Cost (Credit)	—	—		(6.2)	(6.2)
Amortization of Actuarial (Gains) Losses	—	—		2.2	2.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(222.4)	0.9		(4.0)	(225.5)
Income Tax (Expense) Benefit	(46.6)	0.1		(0.8)	(47.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(175.8)	0.8		(3.2)	(178.2)
Net Current Period Other Comprehensive Income (Loss)	(81.5)	8.2		(3.2)	(76.5)
Balance in AOCI as of September 30, 2022	$452.1	$(2.6)		$25.4	$474.9

	Cash Flow Hedges			Pension
Three Months Ended September 30, 2021	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2021	$110.3	$(32.2)		$18.9	$97.0
Change in Fair Value Recognized in AOCI	220.8	4.9	(a)	—	225.7
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity for Resale (b)	(59.7)	—		—	(59.7)
Interest Expense (b)	—	1.5		—	1.5
Amortization of Prior Service Cost (Credit)	—	—		(4.8)	(4.8)
Amortization of Actuarial (Gains) Losses	—	—		2.3	2.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(59.7)	1.5		(2.5)	(60.7)
Income Tax (Expense) Benefit	(12.5)	0.3		(0.5)	(12.7)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(47.2)	1.2		(2.0)	(48.0)
Net Current Period Other Comprehensive Income (Loss)	173.6	6.1		(2.0)	177.7
Balance in AOCI as of September 30, 2021	$283.9	$(26.1)		$16.9	$274.7

AEP

	Cash Flow Hedges			Pension
Nine Months Ended September 30, 2022	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$163.7	$(21.3)		$42.4	$184.8
Change in Fair Value Recognized in AOCI	629.8	16.2	(a)	—	646.0
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	0.2	—		—	0.2
Purchased Electricity for Resale (b)	(432.3)	—		—	(432.3)
Interest Expense (b)	—	3.1		—	3.1
Amortization of Prior Service Cost (Credit)	—	—		(16.5)	(16.5)
Amortization of Actuarial (Gains) Losses	—	—		6.4	6.4
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(432.1)	3.1		(10.1)	(439.1)
Income Tax (Expense) Benefit	(90.7)	0.6		(2.1)	(92.2)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(341.4)	2.5		(8.0)	(346.9)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI	—	—		(11.4)	(11.4)
Income Tax (Expense) Benefit	—	—		(2.4)	(2.4)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI, Net of Income Tax (Expense) Benefit	—	—		(9.0)	(9.0)
Net Current Period Other Comprehensive Income (Loss)	288.4	18.7		(17.0)	290.1
Balance in AOCI as of September 30, 2022	$452.1	$(2.6)		$25.4	$474.9

	Cash Flow Hedges			Pension
Nine Months Ended September 30, 2021	Commodity	Interest Rate		and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(60.6)	$(47.5)		$23.0	$(85.1)
Change in Fair Value Recognized in AOCI	534.5	17.6	(a)	—	552.1
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	0.7	—		—	0.7
Purchased Electricity for Resale (b)	(241.2)	—		—	(241.2)
Interest Expense (b)	—	4.8		—	4.8
Amortization of Prior Service Cost (Credit)	—	—		(14.5)	(14.5)
Amortization of Actuarial (Gains) Losses	—	—		6.8	6.8
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(240.5)	4.8		(7.7)	(243.4)
Income Tax (Expense) Benefit	(50.5)	1.0		(1.6)	(51.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(190.0)	3.8		(6.1)	(192.3)
Net Current Period Other Comprehensive Income (Loss)	344.5	21.4		(6.1)	359.8
Balance in AOCI as of September 30, 2021	$283.9	$(26.1)		$16.9	$274.7

AEP Texas

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2022	$(0.8)	$(5.2)	$(6.0)
Change in Fair Value Recognized in AOCI	0.1	—	0.1
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.3	—	0.3
Amortization of Prior Service Cost (Credit)	—	(0.1)	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.3	—	0.3
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.2	—	0.2
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of September 30, 2022	$(0.5)	$(5.2)	$(5.7)

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2021	$(1.8)	$(6.5)	$(8.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.4	—	0.4
Amortization of Prior Service Cost (Credit)	—	(0.1)	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.4	—	0.4
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.3	—	0.3
Net Current Period Other Comprehensive Income (Loss)	0.3	—	0.3
Balance in AOCI as of September 30, 2021	$(1.5)	$(6.5)	$(8.0)

AEP Texas

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$(1.3)	$(5.2)	$(6.5)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(0.1)	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.0	—	1.0
Income Tax (Expense) Benefit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.8	—	0.8
Net Current Period Other Comprehensive Income (Loss)	0.8	—	0.8
Balance in AOCI as of September 30, 2022	$(0.5)	$(5.2)	$(5.7)

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(2.3)	$(6.6)	$(8.9)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.0	—	1.0
Amortization of Prior Service Cost (Credit)	—	(0.1)	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.0	0.1	1.1
Income Tax (Expense) Benefit	0.2	—	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.8	0.1	0.9
Net Current Period Other Comprehensive Income (Loss)	0.8	0.1	0.9
Balance in AOCI as of September 30, 2021	$(1.5)	$(6.5)	$(8.0)

APCo

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2022	$7.1	$14.8	$21.9
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.3)	—	(0.3)
Amortization of Prior Service Cost (Credit)	—	(1.4)	(1.4)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.3)	(1.4)	(1.7)
Income Tax (Expense) Benefit	(0.1)	(0.3)	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.2)	(1.1)	(1.3)
Net Current Period Other Comprehensive Income (Loss)	(0.2)	(1.1)	(1.3)
Balance in AOCI as of September 30, 2022	$6.9	$13.7	$20.6

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2021	$8.0	$5.9	$13.9
Change in Fair Value Recognized in AOCI	0.2	—	0.2
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.6)	—	(0.6)
Amortization of Prior Service Cost (Credit)	—	(1.2)	(1.2)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.6)	(1.2)	(1.8)
Income Tax (Expense) Benefit	(0.1)	(0.2)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.5)	(1.0)	(1.5)
Net Current Period Other Comprehensive Income (Loss)	(0.3)	(1.0)	(1.3)
Balance in AOCI as of September 30, 2021	$7.7	$4.9	$12.6

APCo
	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$7.5	$16.9	$24.4
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.8)	—	(0.8)
Amortization of Prior Service Cost (Credit)	—	(4.1)	(4.1)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.8)	(4.1)	(4.9)
Income Tax (Expense) Benefit	(0.2)	(0.9)	(1.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.6)	(3.2)	(3.8)
Net Current Period Other Comprehensive Income (Loss)	(0.6)	(3.2)	(3.8)
Balance in AOCI as of September 30, 2022	$6.9	$13.7	$20.6

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.8)	$8.0	$7.2
Change in Fair Value Recognized in AOCI	9.3	—	9.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(1.0)	—	(1.0)
Amortization of Prior Service Cost (Credit)	—	(3.9)	(3.9)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.0)	(3.9)	(4.9)
Income Tax (Expense) Benefit	(0.2)	(0.8)	(1.0)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.8)	(3.1)	(3.9)
Net Current Period Other Comprehensive Income (Loss)	8.5	(3.1)	5.4
Balance in AOCI as of September 30, 2021	$7.7	$4.9	$12.6

I&M
	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2022	$(5.9)	$5.2	$(0.7)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.3)	(0.3)
Amortization of Actuarial (Gains) Losses	—	0.1	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	(0.2)	0.3
Income Tax (Expense) Benefit	0.1	(0.1)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	(0.1)	0.3
Net Current Period Other Comprehensive Income (Loss)	0.4	(0.1)	0.3
Balance in AOCI as of September 30, 2022	$(5.5)	$5.1	$(0.4)

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2021	$(7.4)	$1.2	$(6.2)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.5	—	0.5
Amortization of Prior Service Cost (Credit)	—	(0.2)	(0.2)
Amortization of Actuarial (Gains) Losses	—	0.2	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.5	—	0.5
Income Tax (Expense) Benefit	0.1	—	0.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.4	—	0.4
Net Current Period Other Comprehensive Income (Loss)	0.4	—	0.4
Balance in AOCI as of September 30, 2021	$(7.0)	$1.2	$(5.8)

I&M
	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$(6.7)	$5.4	$(1.3)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.5	—	1.5
Amortization of Prior Service Cost (Credit)	—	(0.7)	(0.7)
Amortization of Actuarial (Gains) Losses	—	0.3	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.5	(0.4)	1.1
Income Tax (Expense) Benefit	0.3	(0.1)	0.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.2	(0.3)	0.9
Net Current Period Other Comprehensive Income (Loss)	1.2	(0.3)	0.9
Balance in AOCI as of September 30, 2022	$(5.5)	$5.1	$(0.4)

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(8.3)	$1.3	$(7.0)
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.6	—	1.6
Amortization of Prior Service Cost (Credit)	—	(0.6)	(0.6)
Amortization of Actuarial (Gains) Losses	—	0.5	0.5
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.6	(0.1)	1.5
Income Tax (Expense) Benefit	0.3	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.3	(0.1)	1.2
Net Current Period Other Comprehensive Income (Loss)	1.3	(0.1)	1.2
Balance in AOCI as of September 30, 2021	$(7.0)	$1.2	$(5.8)

PSO
Cash Flow Hedge –
Three Months Ended September 30, 2022	Interest Rate
(in millions)
Balance in AOCI as of June 30, 2022	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of September 30, 2022	$—

Cash Flow Hedge –
Three Months Ended September 30, 2021	Interest Rate
(in millions)
Balance in AOCI as of June 30, 2021	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of September 30, 2021	$—

Cash Flow Hedge –
Nine Months Ended September 30, 2022	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2021	$—
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	—
Balance in AOCI as of September 30, 2022	$—

Cash Flow Hedge –
Nine Months Ended September 30, 2021	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2020	$0.1
Change in Fair Value Recognized in AOCI	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.1)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.1)
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.1)
Net Current Period Other Comprehensive Income (Loss)	(0.1)
Balance in AOCI as of September 30, 2021	$—

SWEPCo
	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2022	$1.2	$4.7	$5.9
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—	(0.5)	(0.5)
Income Tax (Expense) Benefit	—	(0.1)	(0.1)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—	(0.4)	(0.4)
Net Current Period Other Comprehensive Income (Loss)	—	(0.4)	(0.4)
Balance in AOCI as of September 30, 2022	$1.2	$4.3	$5.5

	Cash Flow Hedge –	Pension
Three Months Ended September 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2021	$0.5	$1.4	$1.9
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	0.4	—	0.4
Amortization of Prior Service Cost (Credit)	—	(0.5)	(0.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.4	(0.5)	(0.1)
Income Tax (Expense) Benefit	0.1	(0.1)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.3	(0.4)	(0.1)
Net Current Period Other Comprehensive Income (Loss)	0.3	(0.4)	(0.1)
Balance in AOCI as of September 30, 2021	$0.8	$1.0	$1.8

SWEPCo

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2022	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$1.2	$5.5	$6.7
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Amortization of Prior Service Cost (Credit)	—	(1.5)	(1.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—	(1.5)	(1.5)
Income Tax (Expense) Benefit	—	(0.3)	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—	(1.2)	(1.2)
Net Current Period Other Comprehensive Income (Loss)	—	(1.2)	(1.2)
Balance in AOCI as of September 30, 2022	$1.2	$4.3	$5.5

	Cash Flow Hedge –	Pension
Nine Months Ended September 30, 2021	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.3)	$2.2	$1.9
Change in Fair Value Recognized in AOCI	—	—	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.4	—	1.4
Amortization of Prior Service Cost (Credit)	—	(1.5)	(1.5)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.4	(1.5)	(0.1)
Income Tax (Expense) Benefit	0.3	(0.3)	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.1	(1.2)	(0.1)
Net Current Period Other Comprehensive Income (Loss)	1.1	(1.2)	(0.1)
Balance in AOCI as of September 30, 2021	$0.8	$1.0	$1.8

(a)The change in fair value includes $(4) million and $(1) million, respectively, for the three months ended September 30, 2022 and 2021 and $(9) million and $(5) million, respectively, for the nine months ended September 30, 2022 and 2021 related to AEP's investment in joint venture wind farms acquired as part of the purchase of Sempra Renewables LLC.
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

Regulated Generating Units that have been Retired

SWEPCo

In April 2016, Welsh Plant, Unit 2 was retired. As part of the 2016 Texas Base Rate Case, the PUCT authorized recovery of SWEPCo’s Texas jurisdictional share of Welsh Plant, Unit 2, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $7 million in 2017. See “2016 Texas Base Rate Case” section below for additional information. As part of the 2019 Arkansas Base Rate Case, SWEPCo received approval from the APSC to recover the Arkansas jurisdictional share of Welsh Plant, Unit 2. In December 2020, SWEPCo filed a request with the LPSC to recover the Louisiana jurisdictional share of Welsh Plant, Unit 2. See “2020 Louisiana Base Rate Case” section below for additional information. As of September 30, 2022, SWEPCo had a regulatory asset for plant retirement costs pending approval recorded on its balance sheet of $35 million related to the Louisiana jurisdictional share of Welsh Plant, Unit 2.

In December 2021, the Dolet Hills Power Station was retired. As part of the 2020 Texas Base Rate Case, the PUCT authorized recovery of SWEPCo’s Texas jurisdictional share of the Dolet Hills Power Station, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $12 million in 2021. As part of the 2021 Arkansas Base Rate Case, the APSC authorized recovery of SWEPCo’s Arkansas jurisdictional share of the Dolet Hills Power Station over five years, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $2 million in the second quarter of 2022. Also, the APSC did not rule on the prudency of the early retirement of the Dolet Hills Power Station, which will be addressed in a future proceeding. SWEPCo has requested recovery of the Dolet Hills Power Station in the Louisiana jurisdiction through the 2020 Louisiana Base Rate Case. As of September 30, 2022, SWEPCo had a regulatory asset of $55 million, pending approval, recorded on its balance sheet related to the Louisiana and FERC jurisdictional shares of the Dolet Hills Power Station. The Dolet Hills Power Station is currently being recovered through 2026 in the Louisiana jurisdiction, through 2027 in the Arkansas jurisdiction and through 2046 in the Texas jurisdiction. See “2020 Texas Base Rate Case”, “2020 Louisiana Base Rate Case” and “2021 Arkansas Base Rate Case” sections below for additional information.

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

SWEPCo

In November 2020, management announced plans to retire Pirkey Plant in 2023 and that it will cease using coal at the Welsh Plant in 2028. As a result of the announcement, SWEPCo began recording a regulatory asset for accelerated depreciation.

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of September 30, 2022, of generating facilities planned for early retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date	Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$143.7	$141.4	$20.2	(b)	2026	(c)	$14.9
Pirkey Plant	65.0	150.7	39.6		2023	(d)	12.5
Welsh Plant, Units 1 and 3	432.3	75.7	58.2	(e)	2028	(f)	39.8

(a)Represents the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(b)Includes Northeastern Plant, Unit 4, which was retired in 2016. Removal of Northeastern Plant, Unit 4, will be performed with Northeastern Plant, Unit 3, after retirement.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)Pirkey Plant is currently being recovered through 2025 in the Louisiana jurisdiction and through 2045 in the Arkansas and Texas jurisdictions.
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

The remaining book value of Dolet Hills Power Station non-fuel related assets are recoverable by SWEPCo through a combination of base rates and rate riders. As of September 30, 2022, SWEPCo’s share of the net investment in the Dolet Hills Power Station was $113 million, including materials and supplies, net of cost of removal collected in rates.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses and are subject to prudency determinations by the various commissions. After closure of the DHLC mining operations and the Dolet Hills Power Station, additional reclamation and other land-related costs incurred by DHLC and Oxbow will continue to be billed to SWEPCo and included in existing fuel clauses. As of September 30, 2022, SWEPCo had a net under-recovered fuel balance of $236 million, inclusive of costs related to the Dolet Hills Power Station billed by DHLC, but excluding impacts of the February 2021 severe winter weather event.

In March 2021, the LPSC issued an order allowing SWEPCo to recover up to $20 million of fuel costs in 2021 and defer approximately $30 million of additional costs with a recovery period to be determined at a later date. In August 2022, the LPSC staff filed testimony recommending fuel disallowances of $72 million, including denial of recovery of the $30 million deferral, with refunds to customers over five years. In September 2022, SWEPCO filed rebuttal testimony addressing the LPSC staff recommendations.

In March 2021, the APSC approved fuel rates that provide recovery of $20 million for the Arkansas share of the 2021 Dolet Hills Power Station fuel costs over five years through the existing fuel clause.

In August 2022, SWEPCo filed a fuel reconciliation with the PUCT covering the fuel period of January 1, 2020 through December 31, 2021.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Pirkey Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In 2020, management announced plans to retire the Pirkey Plant in 2023. The Pirkey Plant non-fuel costs are recoverable by SWEPCo through base rates and fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions. As of September 30, 2022, SWEPCo’s share of the net investment in the Pirkey Plant was $216 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $49 million as of September 30, 2022. As of September 30, 2022, SWEPCo had a net under-recovered fuel balance of $236 million, inclusive of costs related to the Pirkey Plant billed by Sabine, but excluding impacts of the February 2021 severe winter weather event. Upon cessation of lignite deliveries by Sabine to the Pirkey Plant, additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except AEPTCo)

	AEP
	September 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Pirkey Plant Accelerated Depreciation	$150.7	$87.0
Unrecovered Winter Storm Fuel Costs (a)	126.1	430.2
Welsh Plant, Units 1 and 3 Accelerated Depreciation	75.7	45.9
Dolet Hills Power Station Accelerated Depreciation	54.7	72.3
Plant Retirement Costs – Unrecovered Plant, Louisiana	35.2	35.2
Dolet Hills Power Station Fuel Costs - Louisiana	31.8	30.9
Other Regulatory Assets Pending Final Regulatory Approval	21.2	9.2
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	306.5	241.8
2017-2019 Virginia Triennial Under-Earnings	37.0	—
Plant Retirement Costs – Asset Retirement Obligation Costs	25.9	25.9
2020-2022 Virginia Triennial Under-Earnings	25.3	15.1
COVID-19	8.7	11.2
Renewable Energy Portfolio Standards Costs - Virginia	—	2.1
Other Regulatory Assets Pending Final Regulatory Approval	42.4	41.8
Total Regulatory Assets Pending Final Regulatory Approval	$941.2	$1,048.6
(a) Includes $37 million and $63 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of September 30, 2022 and December 31, 2021, respectively.

	AEP Texas
	September 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Mobile Generation Lease Payments	$9.2	$—
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	27.0	22.4
Vegetation Management Program	5.2	5.2
Texas Retail Electric Provider Bad Debt Expense	4.1	4.1
COVID-19	3.8	2.1
Other Regulatory Assets Pending Final Regulatory Approval	8.2	7.4
Total Regulatory Assets Pending Final Regulatory Approval	$57.5	$41.2

	APCo
	September 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
COVID-19 – Virginia	$7.0	$6.8
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs - West Virginia	69.9	53.7
2017-2019 Virginia Triennial Under-Earnings	37.0	—
Plant Retirement Costs – Asset Retirement Obligation Costs	25.9	25.9
2020-2022 Virginia Triennial Under-Earnings	25.3	15.1
Renewable Energy Portfolio Standards Costs - Virginia	—	2.1
Other Regulatory Assets Pending Final Regulatory Approval	1.6	1.5
Total Regulatory Assets Pending Final Regulatory Approval	$166.7	$105.1

	I&M
	September 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.1	$0.1
Regulatory Assets Currently Not Earning a Return
COVID-19	0.1	1.7
Other Regulatory Assets Pending Final Regulatory Approval	1.7	1.9
Total Regulatory Assets Pending Final Regulatory Approval	$1.9	$3.7

	OPCo
	September 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$32.5	$3.8
Other Regulatory Assets Pending Final Regulatory Approval	0.1	—
Total Regulatory Assets Pending Final Regulatory Approval	$32.6	$3.8

	PSO
	September 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$24.3	$13.9
Other Regulatory Assets Pending Final Regulatory Approval	0.1	0.3
Total Regulatory Assets Pending Final Regulatory Approval	$24.4	$14.2
.

	SWEPCo
	September 30,	December 31,
	2022	2021
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Pirkey Plant Accelerated Depreciation	$150.7	$87.0
Unrecovered Winter Storm Fuel Costs (a)	126.1	430.2
Welsh Plant, Units 1 and 3 Accelerated Depreciation	75.7	45.9
Dolet Hills Power Station Accelerated Depreciation	54.7	72.3
Plant Retirement Costs – Unrecovered Plant, Louisiana	35.2	35.2
Dolet Hills Power Station Fuel Costs- Louisiana	31.8	30.9
Other Regulatory Assets Pending Final Regulatory Approval	4.9	2.4
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	151.3	148.0
Asset Retirement Obligation - Louisiana	11.3	10.3
Other Regulatory Assets Pending Final Regulatory Approval	14.9	18.4
Total Regulatory Assets Pending Final Regulatory Approval	$656.6	$880.6
(a) Includes $37 million and $63 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of September 30, 2022 and December 31, 2021, respectively.

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through September 30, 2022, AEP Texas’ cumulative revenues from interim base rate increases that are subject to review is approximately $524 million. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition. AEP Texas is required to file for a comprehensive rate review no later than April 5, 2024.

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

In March 2021, APCo filed an appeal with the Virginia Supreme Court related to the November 2020 order in which it stated the Virginia SCC erred: (a) in finding that costs associated with asset impairments related to early retirement determinations made by APCo for certain generation facilities should not be attributed to the test periods under review and deemed fully recovered in the period recorded, (b) in finding that it was permitted to evaluate the reasonableness of APCo’s decision to record, per books for financial reporting purposes, asset impairments related to early retirement determinations for certain generation facilities, (c) as a result of the errors described in (a) and (b), in denying APCo an increase in rates, (d) in failing to review and make any findings regarding whether APCo’s rates would allow it to earn a fair rate of return going forward, (e) in denying APCo an increase in base rates by failing to ensure that APCo has an opportunity to recover its costs and earn a fair rate of return, thereby resulting in a taking of private property for public use without just compensation and (f) in retroactively adjusting APCo’s depreciation expense for purposes of calculating APCo’s earnings for the 2017-2019 triennial period.

In October 2021, the Virginia SCC and additional intervenors filed briefs with the Virginia Supreme Court disagreeing with the items appealed by APCo in the Triennial Review decision. Additionally, the Virginia SCC and APCo filed briefs disagreeing with the items appealed by an intervenor in a separate appeal of the same decision. In March 2022, oral arguments were held at the Virginia Supreme Court.

In August 2022, the Virginia Supreme Court issued its opinion on submitted appeals of APCo’s 2017-2019 Virginia Triennial Review concluding that the Virginia SCC: a) erred in finding it was not reasonable for APCo to record all remaining costs associated with early retirement of certain coal-fired generating plants in the 2017-2019 earnings test period, b) did not err by ordering APCo to retroactively implement depreciation rates for the years 2018 and 2019 and c) did not err in finding that APCo’s affiliate costs from OVEC were reasonable. The Virginia Supreme Court then remanded the issue regarding the retired coal-fired plants back to the Virginia SCC for further proceedings.

In September 2022, and in response to the Virginia Supreme Court opinion and subsequent Virginia SCC order initiating a remand proceeding, APCo submitted with the Virginia SCC: (a) an updated 2017-2019 Virginia earnings calculation resulting in a proposed $37 million regulatory asset related to previously incurred costs that APCo is expecting to recover as a result of earning below its 2017-2019 authorized ROE band, (b) an updated requested annual base rate increase of $41 million effective October 2022 and (c) a requested rider to recover, over the period October 2022 through January 2024, approximately $72 million related to an APCo Virginia base rate increase for the period January 2021 through September 2022. APCo’s requested $41 million annual base rate increase includes approximately $12 million related to the recovery of APCo’s regulatory asset for previously incurred costs as a result of earning below its 2017-2019 authorized ROE band. APCo implemented interim base rate and rider rate increases effective October 2022, both of which are subject to refund and review by the Virginia SCC. An order from the Virginia SCC in the remand proceeding is expected in the fourth quarter of 2022.

In September 2022, APCo expensed the remaining $25 million closed coal plant regulatory asset that was previously ordered by the Virginia SCC and recorded a $37 million regulatory asset for previously incurred costs that APCo is expecting to recover as a result of earning below its 2017-2019 authorized ROE band. APCo’s October 2022 through January 2024 net income, cash flows and financial condition is expected to be positively impacted pending the Virginia SCC’s order on APCo’s requested base rate and rider rate increases.

2020-2022 Virginia Triennial Review

In March 2023, APCo will submit its required Virginia earnings test calculation for the 2020-2022 Triennial Review period. For Triennial Review periods in which a Virginia utility earns below its authorized ROE band, the utility may file to recover expenses incurred, up to the bottom of the authorized ROE band, related to major storms, the early retirement of fossil fuel generating assets and certain projects necessary to comply with state and federal environmental legislation. As of September 2022, APCo has deferred approximately $25 million related to previously incurred costs as a result of the current estimate that APCo will earn below the bottom of its authorized ROE band during the 2020-2022 Triennial Review period. If it is determined that APCo has earned above the bottom of its authorized ROE band for the 2020-2022 Triennial Review period it could reduce future net income and cash flows and impact financial conditions.

CCR/ELG Compliance Plan Filings

In December 2020, APCo submitted filings with the Virginia SCC and WVPSC requesting approvals necessary to implement CCR/ELG compliance plans at the Amos and Mountaineer Plants. In August 2021, the Virginia SCC issued an order approving recovery of CCR-related operation and maintenance expenses and investments at the Amos and Mountaineer Plants through an active rider. The order also denied APCo’s request to recover the cost of ELG investments and denied recovery of previously incurred ELG costs, but did not preclude APCo from refiling for approval. In March 2022, APCo refiled for approval to recover the cost of the ELG investments and previously incurred ELG costs. Intervenor testimony was submitted in August 2022 recommending the denial of ELG cost recovery. In October 2022, a Virginia Hearing Examiner recommended that the Virginia SCC approve recovery of APCo’s requested ELG investment costs at Amos and Mountaineer Plants. Management expects to receive an order from the Virginia SCC in the fourth quarter of 2022.

Also in August 2021, the WVPSC approved the request to construct CCR/ELG investments at the Amos and Mountaineer Plants and approved recovery of the West Virginia jurisdictional share of these costs through an active rider. In October 2021, due to the Virginia SCC previously rejecting those ELG investments, the WVPSC issued an order directing APCo to proceed with CCR/ELG compliance plans that would allow the plants to continue operating beyond 2028. The WVPSC also ordered that APCo will be given the opportunity to recover, from West Virginia customers, the ELG and new capital and operating costs arising solely from the WVPSC's directive to operate the plants beyond 2028 if the WVPSC finds that the costs are reasonably and prudently incurred. The October 2021 order further states that unless the Virginia jurisdictional customers of APCo pay for their share of costs for ELG improvements and costs necessary to continue operations beyond 2028, the benefit of the capacity and energy made possible by those improvements and operating the Amos and Mountaineer Plants beyond 2028 should benefit only West Virginia and FERC jurisdictional customers who have shared in paying for those costs.

APCo expects the total Amos and Mountaineer Plant ELG investment, excluding AFUDC, to be approximately $162 million. As of September 30, 2022, APCo’s Virginia jurisdictional share of the net book value, before cost of removal including CWIP and inventory, of the Amos and Mountaineer Plants was approximately $1.5 billion and APCo’s Virginia jurisdictional share of its ELG investment balance in CWIP for these plants was $62 million.

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

In September 2022, following an agreed upon delay in the proceedings of the Companies’ 2022 ENEC case, certain intervenors submitted testimony recommending disallowances of at least $83 million to the Companies’ historical period ENEC under-recovery balance along with proposals to either securitize the Companies’ remaining ENEC balance or defer recovery of this balance beyond the traditional one-year period. West Virginia Staff recommended a $13 million increase in ENEC rates pending the outcome of the ENEC prudency review. Management expects to receive a WVPSC order on the Companies’ 2022 ENEC filing in the fourth quarter of 2022 and a separate WVPSC order on the prudency review of the Companies’ ENEC costs in the first quarter of 2023. As of September 30, 2022, the Companies’ cumulative ENEC under-recovery was $430 million. If any deferred ENEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

June 2022 West Virginia Storm Costs

In June 2022, the West Virginia service territories of APCo and WPCo (the Companies) were impacted by strong winds from multiple storms resulting in system damages and power outages. As of September 30, 2022, the Companies incurred and deferred an estimated $15 million in incremental distribution operation and maintenance expenses related to service restoration efforts. The Companies will seek recovery of these deferrals in future filings. If any of the storm restoration costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through September 30, 2022, AEP’s share of ETT’s cumulative revenues that are subject to review is approximately $1.5 billion. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. ETT is required to file for a comprehensive rate review no later than February 1, 2023, during which the $1.5 billion of cumulative revenues above will be subject to review.

I&M Rate Matters (Applies to AEP and I&M)

Michigan Power Supply Cost Recovery (PSCR) Reconciliation

In April 2022, an Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) for I&M’s PSCR reconciliation for the 12-month period ending December 31, 2020, recommending the MPSC disallow approximately $8 million of purchased power costs that I&M incurred under the Inter-Company Power Agreement with OVEC and the Unit Power Agreement with AEGCo. In May 2022, I&M submitted exceptions to the ALJ’s PFD related to the recommended disallowance of purchased power costs described above. I&M anticipates that the MPSC will issue a final decision in the fourth quarter of 2022. Management is unable to predict the impact, if any, that the MPSC’s final decision may have on future results of operations, financial condition and cash flows.

Indiana Earnings Test Filings

I&M is required by Indiana law to submit an earnings test evaluation for the most recent one-year and five-year periods as part of I&M’s semi-annual Indiana FAC filings. These earnings test evaluations require I&M to include a credit in the FAC factor computation for periods in which I&M earned above its authorized return for both the one-year and five-year periods. The credit is determined as 50% of the lower of the one-year or five-year earnings above the authorized level. In August 2022, I&M submitted its FAC filing and earnings test evaluation for the period ended May 2022, which calculated a credit due to customers of $14 million. In October 2022, the IURC approved the FAC filing and earnings test evaluation, with the credit to customers starting in November 2022 through the FAC.

2022 Michigan Integrated Resource Plan (IRP) Filing

In February 2022, I&M filed a request with the MPSC for approval of its 2022 IRP. Included in that filing were requests for approval and deferral of costs associated with resources commencing construction within three years of the Commission’s order in the filing. These resources include the new generation resources expected to be in-service by 2028, and demand-side resources, including load management programs and conservation voltage reduction investments. I&M is also requesting MPSC approval of I&M’s Rockport Unit 2 transition plan consistent with that approved by the IURC, including certain cost recovery related to remaining net book value of leasehold improvements made during the term of the Rockport Unit 2 lease and future use of Rockport Unit 2 as a capacity resource. In addition, I&M has made requests for approval of a financial incentive on certain power purchase agreements and load management programs. As of September 30, 2022, I&M’s total net book value for these Rockport Unit 2 leasehold improvements was $102 million.

In June 2022, intervening parties recommended various adjustments to I&M’s proposals, including the process I&M would use to receive approval of new generation resources, changes to or denial of requested financial incentives and requests for deferral and pre-approval of costs. Specific to I&M’s Rockport Unit 2 transition plan, certain intervening parties recommended that the MPSC order I&M to credit back to Michigan ratepayers the jurisdictional share of post-lease revenues in excess of costs from Rockport Unit 2’s operations as a merchant facility and that I&M only receive a post-lease debt return on remaining net book value of Rockport Unit 2 leasehold improvements. A hearing with the MPSC was held in August 2022.

Management currently anticipates that the MPSC will issue an order on I&M’s 2022 Michigan IRP filing in the first quarter of 2023. Any disallowance or reduction in the recovery of the I&M Michigan jurisdictional share of the Rockport Unit 2 leasehold improvements could reduce future net income and cash flows and impact financial condition.

KPCo Rate Matters (Applies to AEP)

CCR/ELG Compliance Plan Filings

KPCo and WPCo each own a 50% interest in the Mitchell Plant. As of September 30, 2022, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $576 million. In December 2020 and February 2021, WPCo and KPCo filed requests with the WVPSC and KPSC, respectively, to obtain the regulatory approvals necessary to implement CCR and ELG compliance plans and seek recovery of the estimated $132 million investment for the Mitchell Plant that would allow the plant to continue operating beyond 2028. Within those requests, WPCo and KPCo also filed a $25 million alternative to implement only the CCR-related investments with the WVPSC and KPSC, respectively, which would allow the Mitchell Plant to continue operating only through 2028.

In July 2021, the KPSC issued an order approving the CCR only alternative and rejecting the full CCR and ELG compliance plan. In May 2022, the KPSC approved recovery of the Kentucky jurisdictional share of ELG costs incurred at the Mitchell Plant prior to July 15, 2021.

In August 2021, the WVPSC approved the full CCR and ELG compliance plan for the WPCo share of the Mitchell Plant. In September 2021, WPCo submitted a filing with the WVPSC to reopen the CCR/ELG case that was approved by the WVPSC in August 2021. Due to the rejection by the KPSC of the KPCo share of the ELG investments, WPCo requested the WVPSC consider approving the construction and recovery of all ELG costs at the plant. In October 2021, the WVPSC affirmed its August 2021 order approving the construction of CCR/ELG investments and directed WPCo to proceed with CCR/ELG compliance plans that would allow the plant to continue operating beyond 2028. The WVPSC also ordered that WPCo will be given the opportunity to recover, from its customers, the ELG and new capital and operating costs arising solely from the WVPSC's directive to operate the plant beyond 2028 if the WVPSC finds that the costs are reasonably and prudently incurred. The WVPSC’s order further states that unless KPCo pays for its share of costs for ELG improvements and costs necessary to continue operations beyond 2028, the benefit of the capacity and energy made possible by those improvements and operating Mitchell Plant beyond 2028 should benefit only West Virginia jurisdictional customers who have shared in paying for those costs.

OPCo Rate Matters (Applies to AEP and OPCo)

OVEC Cost Recovery Audits

In December 2021, as part of OVEC cost recovery audits pending before the PUCO, intervenors filed positions claiming that costs incurred by OPCo during the 2018-2019 audit period were imprudent and should be disallowed. In May 2022, intervenors filed for rehearing on the 2016-2017 OVEC cost recovery audit period claiming the PUCO’s April 2022 order to adopt the findings of the audit report were unjust, unlawful and unreasonable for multiple reasons, including the position that OPCo recovered imprudently incurred costs. In June 2022, the PUCO granted rehearing on the 2016-2017 audit period for purposes of further consideration. Management disagrees with these claims and is unable to predict the impact, if any, these disputes may have on future results of operations, financial condition and cash flows. See "OVEC" section of Note 17 in the 2021 Annual Report for additional information on AEP and OPCo’s investment in OVEC.

June 2022 Storm Costs

In June 2022, the service territory of OPCo was impacted by strong winds from multiple storms resulting in power outages and damage to the transmission and distribution infrastructures. As of September 30, 2022, OPCo had incurred approximately $19 million in incremental operation and maintenance costs related to service restoration efforts. The incremental storm restoration costs have been deferred as regulatory assets and OPCo is expected to seek recovery in a future filing. In July 2022, intervenors filed a motion requesting the PUCO open a formal investigation into the power outages that occurred as a result of the June storms and determine if OPCo was negligent and liable to consumers for damages incurred as a result of the power outages. If any of the storm restoration costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In April 2021, the OCC approved a waiver allowing the deferral of PSO’s extraordinary fuel costs and purchases of electricity as regulatory assets, including a carrying charge at an interim rate of 0.75%, over a longer time period than what the FAC traditionally allows. Also in April 2021, legislation was enacted in Oklahoma permitting securitized financing of qualified costs from extreme weather events. This legislation provides certain authority to the OCC to approve amounts to be recovered from the issuance of ratepayer-backed securitized bonds issued by the ODFA, an Oklahoma governmental agency. In January 2022, PSO, OCC staff and certain intervenors filed a joint stipulation and settlement agreement with the OCC to approve the securitization of PSO’s extraordinary fuel costs and purchases of electricity. In February 2022, the OCC approved the joint stipulation and settlement agreement which included a determination that all of PSO’s extraordinary fuel costs and purchases of electricity were prudent and reasonable and also provided a 0.75% carrying charge related to those costs, subject to true-up based on actual financing costs.

In September 2022, PSO received proceeds of $687 million from the ODFA which issued ratepayer-backed securitization bonds for the purpose of reimbursing PSO for extraordinary fuel costs and purchases of electricity incurred during the February 2021 severe winter weather event, which were previously recorded as Regulatory Assets on PSO’s balance sheet. The securitization bonds are the obligation of the ODFA and there is no recourse against PSO in the event of a bond default, and therefore are not recorded as Long-term Debt on PSO’s balance sheet. PSO will serve as the servicing agent of the bonds and is responsible for the routine billing and collection of the securitization charges and remitting those collections back to the ODFA. The securitization charges billed to and collected from customers are not included as revenue on PSO’s statement of income. The collections from customers will occur over 20 years.

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

In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In January 2019, SWEPCo and the PUCT filed petitions for review with the Texas Supreme Court. In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. In addition, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. No parties filed a motion for rehearing with the Texas Supreme Court. In August 2021, the Texas Third Court of Appeals reversed the Texas District Court judgment affirming the PUCT’s order on AFUDC, concluding that the language of the PUCT’s original 2008 order intended to include AFUDC in the Texas jurisdictional capital cost cap, and remanded the case to the PUCT for future proceedings. SWEPCo disagrees with the Court of Appeals decision. SWEPCo and the PUCT submitted Petitions for Review with the Texas Supreme Court in November 2021. In October 2022, the Texas Supreme Court denied the Petitions for Review submitted by SWEPCo and the PUCT. SWEPCo plans to file a request for rehearing. If SWEPCo’s request for rehearing is denied, the case will be remanded to the PUCT for future proceedings.

Management does not believe a disallowance of capitalized Turk Plant costs or a revenue refund is probable as of September 30, 2022. However, if SWEPCo is ultimately unable to recover AFUDC in excess of the Texas jurisdictional capital cost cap, it would be expected to result in a pretax net disallowance ranging from $80 million to $90 million. In addition, if AFUDC is ultimately determined to be included in the Texas jurisdictional capital cost cap, SWEPCo estimates it may be required to make customer refunds ranging from $0 to $180 million related to revenues collected from February 2013 through September 2022 and such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis.

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

2020 Louisiana Base Rate Case

In December 2020, SWEPCo filed a request with the LPSC for a $134 million annual increase in Louisiana base rates based upon a proposed 10.35% ROE. SWEPCo subsequently revised the requested annual increase to $114 million to reflect removing hurricane storm restoration costs from the base case filing. The hurricane costs have been requested in a separate storm filing. See “2021 Louisiana Storm Cost Filing” below for more information. The base case filing would extend the formula rate plan for five years and includes modifications to the formula rate plan to allow for forward-looking transmission costs, reflects the impact of net operating losses associated with the acceleration of certain tax benefits and incorporates future federal corporate income tax changes. The proposed net annual increase requests a $32 million annual depreciation increase to recover Louisiana’s share of the Dolet Hills Power Station, Pirkey Plant and Welsh Plant, all of which are expected to be retired early.

In July 2021, the LPSC staff filed testimony supporting a $6 million annual increase in base rates based upon a ROE of 9.1% while other intervenors recommended a ROE ranging from 9.35% to 9.8%. The primary differences between SWEPCo’s requested annual increase in base rates and the LPSC staff’s recommendation include: (a) a reduction in depreciation expense, (b) recovery of Dolet Hills Power Station and Pirkey Plant in a separate rider mechanism, (c) the rejection of SWEPCo’s proposed adjustment to include a stand-alone net operating loss carryforward deferred tax asset in rate base and (d) a reduction in the proposed ROE. In August 2022, in a separate proceeding, the LPSC staff recommended recovery of, but no return on, the Dolet Hills Power Station based on a five-year recovery period if the remaining net book value is not recovered utilizing securitization. Additionally, the LPSC staff recommended that the remaining net book value be reduced for depreciation expenses, and operation and maintenance costs in rates since the plant was retired in December 2021.

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

February 2021 Severe Winter Weather Impacts in SPP

As discussed in the “PSO Rate Matters” section above, severe winter weather had a significant impact in SPP, resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021, to February 20, 2021, SWEPCo’s natural gas expenses and purchases of electricity still to be recovered from customers are $349 million as of September 30, 2022, of which $85 million, $126 million and $138 million is related to the Arkansas, Louisiana and Texas jurisdictions, respectively.

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

Independence Energy Connection Project (Applies to AEP)

In 2016, PJM approved the Independence Energy Connection Project (IEC) and included it in its Regional Transmission Expansion Plan to alleviate congestion. Transource Energy has an ownership interest in the IEC, which is located in Maryland and Pennsylvania. In June 2020, the Maryland Public Service Commission approved a Certificate of Public Convenience and Necessity to construct the portion of the IEC in Maryland. In May 2021, the Pennsylvania Public Utility Commission (PAPUC) denied the IEC certificate for siting and construction of the portion in Pennsylvania. Transource Energy appealed the PAPUC ruling in Pennsylvania state court and challenged the ruling before the United States District Court for the Middle District of Pennsylvania. In May 2022, the Pennsylvania state court issued an order affirming the PAPUC decision. The PAPUC decision remains subject to the jurisdiction and review of the United States District Court for the Middle District of Pennsylvania, which had stayed review of the PAPUC decision until the Pennsylvania state court had ordered. The procedural schedule for this case states that a decision by the United States District Court for the Middle of Pennsylvania will not be reached until 2023.

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. At that time, PJM stated that the IEC has not been cancelled and remains necessary to alleviate congestion. PJM continues to evaluate reliability and market efficiency in the area. As of September 30, 2022, AEP’s share of IEC capital expenditures was approximately $83 million, located in Total Property, Plant and Equipment - Net on AEP’s balance sheets. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is cancelled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

AEP has $4 billion and $1 billion revolving credit facilities due in March 2027 and 2024, respectively, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. As of September 30, 2022, no letters of credit were issued under the revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under five uncommitted facilities totaling $400 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of September 30, 2022 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$309.9	October 2022 to August 2023
AEP Texas	1.8	July 2023

Guarantees of Equity Method Investees (Applies to AEP)

In 2019, AEP acquired Sempra Renewables LLC. The transaction resulted in the acquisition of a 50% ownership interest in five non-consolidated joint ventures and the acquisition of two tax equity partnerships. Parent has issued guarantees over the performance of the joint ventures. If a joint venture were to default on payments or performance, Parent would be required to make payments on behalf of the joint venture. As of September 30, 2022, the maximum potential amount of future payments associated with these guarantees was $120 million, with the last guarantee expiring in December 2037. The non-contingent liability recorded associated with these guarantees was $5 million, with an additional $395 thousand expected credit loss liability for the contingent portion of the guarantees. In accordance with the accounting guidance for guarantees, the initial recognition of the non-contingent liabilities increased AEP’s carrying values of the respective equity method investees. Management considered historical losses, economic conditions and reasonable and supportable forecasts in the calculation of the expected credit loss. As the joint ventures generate cash flows through PPAs, the measurement of the contingent portion of the guarantee liability is based upon assessments of the credit quality and default probabilities of the respective PPA counterparties.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of September 30, 2022, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase-and-sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase-and-sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of September 30, 2022, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$45.9
AEP Texas	10.9
APCo	6.3
I&M	4.3
OPCo	7.4
PSO	4.8
SWEPCo	5.4

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

The trusts own undivided interests in Rockport Plant, Unit 2 and leases equal portions to AEGCo and I&M.  In April 2021, AEGCo and I&M executed an agreement to purchase 100% of the interests in the Rockport Plant, Unit 2 effective at the end of the lease term in December 2022. In December 2021, AEGCo and I&M satisfied the necessary regulatory approvals to complete the acquisition. Upon receipt of the regulatory approval, the addition of the lessee forward purchase obligation resulted in the modified lease changing classification from operating to finance for AEGCo and I&M. The future minimum lease payments as of September 30, 2022, inclusive of the purchase obligation, were as follows:

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

AEPRO Boat and Barge Leases (Applies to AEP)

In 2015, AEP sold its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. Certain boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the respective lessors, ensuring future payments under such leases with maturities up to 2027. As of September 30, 2022, the maximum potential amount of future payments required under the guaranteed leases was $36 million. Under the terms of certain of the arrangements, upon the lessors exercising their rights after an event of default by the nonaffiliated party, AEP is entitled to enter into new lease arrangements as a lessee that would have substantially the same terms as the existing leases. Alternatively, for the arrangements with one of the lessors, upon an event of default by the nonaffiliated party and the lessor exercising its rights, payment to the lessor would allow AEP to step into the lessor’s rights as well as obtaining title to the assets. Under either situation, AEP would have the ability to utilize the assets in the normal course of barging operations. AEP would also have the right to sell the acquired assets for which it obtained title. As of September 30, 2022, AEP’s boat and barge lease guarantee liability was $2 million, of which $1 million was recorded in Other Current Liabilities and $1 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheets.

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

After the litigation proceeded at the district court and appellate court, in April 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $116 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit, with closing to occur as of the end of the Rockport Plant, Unit 2 lease in December 2022. The agreement is subject to customary closing conditions and as of the closing will result in a final settlement of, and release of claims in, the lease litigation. As a result, in May 2021, at the parties’ request, the district court entered a stipulation and order dismissing the case without prejudice to plaintiffs asserting their claims in a re-filed action or a new action. The required regulatory approvals at the IURC and FERC have been obtained that would allow the closing to occur as of the end of the lease in December 2022. Management believes its financial statements appropriately reflect the resolution of the litigation.

Upon the end of the Rockport Unit 2 lease in December 2022, AEGCo’s 50% ownership share of Rockport Unit 2 will be billed 100% to I&M under a FERC-approved unit power agreement. In addition, upon the end of the Rockport Unit 2 lease, I&M’s 50% ownership share of Rockport Unit 2 and I&M’s purchased power from AEGCo related to Rockport Unit 2 will be a merchant resource for I&M until Rockport Unit 2 is retired. A 2021 IURC order approved a settlement agreement addressing the future use of Rockport Unit 2 as a short-term capacity resource through the June 2023 - May 2024 PJM planning year. I&M has a similar proposal pending before the MPSC in I&M’s 2022 Michigan Integrated Resource Plan (IRP) filing. If I&M cannot recover its future investment and expenses related to the merchant share of Rockport Unit 2, it could reduce future net income and cash flows and impact financial condition.

Claims Challenging Transition of American Electric Power System Retirement Plan to Cash Balance Formula

Four participants in The American Electric Power System Retirement Plan (the Plan) filed a class action complaint in December 2021 in the U.S. District Court for the Southern District of Ohio against AEPSC and the Plan. When the Plan’s benefit formula was changed in the year 2000, AEP provided a special provision for employees hired before January 1, 2001, allowing them to continue benefit accruals under the then benefit formula for a full 10 years alongside of the new cash balance benefit formula then being implemented.  Employees who were hired on or after January 1, 2001 accrued benefits only under the new cash balance benefit formula.  The plaintiffs assert a number of claims on behalf of themselves and the purported class, including that: (a) the Plan violates the requirements under the Employee Retirement Income Security Act (ERISA) intended to preclude back-loading the accrual of benefits to the end of a participant’s career, (b) the Plan violates the age discrimination prohibitions of ERISA and the Age Discrimination in Employment Act and (c) AEP failed to provide required notice regarding the changes to the Plan. Among other relief, the Complaint seeks reformation of the Plan to provide additional benefits and the recovery of plan benefits for former employees under such reformed plan. The plaintiffs previously had submitted claims for additional plan benefits to AEP, which were denied. On February 15, 2022, AEPSC and the Plan filed a motion to dismiss the complaint for failure to state a claim. On August 16, 2022, the district court granted the motion to dismiss the complaint without prejudice. The plaintiffs have filed a motion for leave to file an amended complaint. AEP will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

In January 2021, an AEP shareholder filed a derivative action in the United States District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court entered a scheduling order in the New York state court derivative action staying the case other than with respect to briefing the motion to dismiss. AEP filed its motion to dismiss on April 29, 2022. On September 13, 2022, the New York state court granted the motion to dismiss with prejudice and plaintiffs have filed a notice of appeal with the New York appellate court. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP filed a motion to dismiss on May 3, 2022 and briefing on the motion to dismiss has been completed. Discovery remains stayed pending the district court’s ruling on the motion to dismiss. The plaintiff in the Ohio state court case advised that they no longer agreed to stay the proceedings, therefore, AEP filed a motion to continue the stays of proceedings on May 20, 2022 and the plaintiff filed an amended complaint on June 2, 2022. On June 15, 2022, the Ohio state court entered an order continuing the stays of that case until the resolution of the consolidated derivative actions pending in Ohio federal district court. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the passage of HB 6 and documents relating to AEP’s policies and financial processes and controls. In August 2022, AEP received a second subpoena from the SEC seeking various additional documents relating to its ongoing inquiry. AEP is cooperating fully with the SEC’s investigation. Although the outcome of the SEC’s investigation cannot be predicted, management does not believe the results of this inquiry will have a material impact on financial condition, results of operations or cash flows.

6. ACQUISITIONS, ASSETS AND LIABILITIES HELD FOR SALE, DISPOSITIONS AND IMPAIRMENTS

The disclosures in this note apply to AEP unless indicated otherwise.

ACQUISITIONS

Dry Lake Solar Project (Generation & Marketing Segment) (Applies to AEP)

In November 2020, AEP signed a Purchase and Sale Agreement with a nonaffiliate to acquire a 75% interest in the entity that owns the 100 MW Dry Lake Solar Project (collectively referred to as Dry Lake) located in southern Nevada for approximately $114 million. In March 2021, AEP closed the transaction and the solar project was placed in-service in May 2021. Approximately $103 million of the purchase price was paid upon closing of the transaction and the remaining $11 million was paid when the project was placed in-service. In accordance with the accounting guidance for “Business Combinations,” management determined that the acquisition of Dry Lake represents an asset acquisition. Additionally, and in accordance with the accounting guidance for “Consolidation,” management concluded that Dry Lake is a VIE and that AEP is the primary beneficiary based on its power as managing member to direct the activities that most significantly impact Dry Lake’s economic performance. As the primary beneficiary of Dry Lake, AEP consolidates Dry Lake into its financial statements. As a result, to account for the initial consolidation of Dry Lake, management applied the acquisition method by allocating the purchase price based on the relative fair value of the assets acquired and noncontrolling interest assumed.  The fair value of the primary assets acquired and the noncontrolling interest assumed was determined using the market approach.  The key input assumptions were the transaction price paid for AEP’s interest in Dry Lake and recent third-party market transactions for similar solar generation facilities. The nonaffiliated interest in Dry Lake is presented in Noncontrolling Interests on the balance sheets. Subsequent to close of the transaction, the noncontrolling interest made additional asset contributions of $16 million. As of September 30, 2022, AEP recognized approximately $143 million of Property, Plant and Equipment and approximately $34 million of Noncontrolling Interest on the balance sheets.

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

In accordance with the guidance for “Business Combinations,” management determined that the acquisitions of the NCWF projects represent asset acquisitions.  As of September 30, 2022, PSO and SWEPCo had approximately $894 million and $1.1 billion, of gross Property, Plant and Equipment on the balance sheets, respectively, related to the NCWF projects. On an ongoing basis, management further determined that PSO and SWEPCo should apply the joint plant accounting model to account for their respective undivided interests in the assets, liabilities, revenues and expenses of the NCWF projects.

The respective Purchase and Sale Agreements (PSAs) include interests in numerous land contracts, as originally executed between the nonaffiliated party and the respective owners of the properties as defined in the contracts. These contracts provide for easement and access rights to the land that Sundance, Maverick and Traverse were built upon. The lessee interests in the land contracts were transferred to Sundance, Maverick and Traverse (and subsequently to PSO and SWEPCo) as a part of the closings of the respective PSAs. The current Obligations Under Operating Leases related to the NCWF projects were immaterial as of September 30, 2022 and December 31, 2021 for PSO and SWEPCo. See the table below for the noncurrent Obligations Under Operating Leases for the NCWF projects for PSO and SWEPCo:

	PSO		SWEPCo
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Project
Sundance	$12.6	$12.6	$15.0	$15.1
Maverick	18.0	18.0	21.6	21.6
Traverse	39.7	—	47.7	—
Total	$70.3	$30.6	$84.3	$36.7

ASSETS AND LIABILITIES HELD FOR SALE

Disposition of KPCo and KTCo (Vertically Integrated Utilities and AEP Transmission Holdco Segments) (Applies to AEP and AEPTCo)

In October 2021, AEP entered into a Stock Purchase Agreement (SPA) to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to certain conditions contingent upon the closing of the sale. AEP has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Committee on Foreign Investment in the United States. The sale remains subject to FERC approval under Section 203 of the Federal Power Act.

In September 2022, AEP, AEPTCo and Liberty entered into an amendment (Amendment) to the SPA which reduced the purchase price to approximately $2.646 billion and Liberty agreed to waive, upon FERC approval of the sale, the SPA condition precedent to closing requiring the issuance of regulatory orders approving a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement between KPCo and WPCo. The Amendment also provided that the closing shall not occur prior to January 4, 2023, unless mutually agreed to by AEP and Liberty.

Mitchell Plant Operations and Maintenance Agreement and Ownership Agreement

KPCo and WPCo each own a 50% undivided interest in the 1,560 MW coal-fired Mitchell Plant. As of September 30, 2022, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $576 million.

In November 2021, AEP made filings with the KPSC, WVPSC and FERC seeking approval of a new proposed Mitchell Plant Operations and Maintenance Agreement and Mitchell Plant Ownership Agreement. In February 2022, AEP filed a motion to withdraw its filing with the FERC. The KPSC and WVPSC issued orders addressing AEP’s filings in May 2022 and July 2022. Those orders proposed materially different modifications to the Mitchell Plant agreements filed by AEP such that the new agreements could not be executed by the parties. In lieu of new agreements, in July 2022, KPCo and WPCo confirmed with the KPSC and WVPSC, respectively, that they will continue operating under the existing Mitchell Agreement, utilizing the Mitchell Agreement Operating Committee’s authority under that agreement to issue appropriate resolutions so the parties can operate in accordance with each state commission’s directives related to CCR and ELG investment. In September 2022, pursuant to resolutions under the existing Mitchell Plant agreement, WPCo replaced KPCo as the Operator of Mitchell Plant.

Transfer of Ownership

FERC Proceedings

In December 2021, Liberty, KPCo and KTCo requested FERC approval of the sale under Section 203 of the Federal Power Act. In February 2022, several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission rates of applicants. In April 2022, the FERC issued a deficiency letter stating that the Section 203 application is deficient and that additional information is required to process it. In May 2022, Liberty, KPCo and KTCo supplemented the application and in June 2022, the FERC issued an order formally notifying AEP that it was exercising its ability to take up to an additional 180 days to act on the application. An order from the FERC is expected in the fourth quarter of 2022.

KPSC Proceedings

In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to conditions contingent upon the closing of the sale, including establishment of regulatory liabilities to subsidize retail customer transmission and distribution expenses, a fuel adjustment clause bill credit, and a three-year Big Sandy decommissioning rider rate holiday during which KPCo’s carrying charge is reduced by 50%. As a result of the conditions imposed by KPSC, in the second quarter of 2022, AEP recorded a $69 million loss on the expected sale of the Kentucky Operations in accordance with accounting guidance for Fair Value Measurement.

Further, as a result of the Amendment and the change to the anticipated timing of the completion of the transaction, AEP recorded an additional $194 million pretax loss ($149 million net of tax) on the expected sale of the Kentucky Operations in the third quarter of 2022 in accordance with the accounting guidance for Fair Value Measurement. AEP recorded a $263 million pretax loss ($218 million net of tax) on the expected sale of the Kentucky Operations for the nine months ended September 30, 2022. AEP expects cash proceeds, net of taxes and transaction fees, from the sale of approximately $1.2 billion.

Subject to receipt of FERC authorization under Section 203 of the Federal Power Act, the sale is expected to close in January 2023 with Liberty acquiring the assets and assuming the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction. AEP plans to use the proceeds from the sale to fund its continued investment in regulated businesses, including transmission and regulated renewables projects. If additional reductions in the fair value of the Kentucky Operations occur, it would reduce future net income and cash flows.

The Income Before Income Tax Expense (Benefit) of KPCo and KTCo were not material to AEP and AEPTCo on their respective statements of income for the three and nine months ended September 30, 2022 and 2021.

The major classes of KPCo and KTCo’s assets and liabilities presented in Assets Held for Sale and Liabilities Held for Sale on the balance sheets of AEP and AEPTCo are shown in the table below:

	AEP		AEPTCo
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
ASSETS
Accounts Receivable and Accrued Unbilled Revenues	$77.8	$33.2	$1.7	$1.5
Fuel, Materials and Supplies	36.7	30.6	—	—
Property, Plant and Equipment, Net	2,387.4	2,302.7	167.0	165.3
Regulatory Assets	508.6	484.7	—	—
Other Classes of Assets that are not Major	38.1	68.5	5.0	1.1
Total Major Classes of Assets Held for Sale	3,048.6	2,919.7	173.7	167.9
Loss on the Expected Sale of Kentucky Operations (net of $45 million of Income Taxes)	(218.0)	—	—	—
Assets Held for Sale	$2,830.6	$2,919.7	$173.7	$167.9

LIABILITIES
Accounts Payable	$62.4	$53.4	$0.7	$1.1
Long-term Debt Due Within One Year	215.0	200.0	—	—
Customer Deposits	38.0	32.4	—	—
Deferred Income Taxes	497.8	441.6	16.4	15.4
Long-term Debt	963.4	903.1	—	—
Regulatory Liabilities and Deferred Investment Tax Credits	138.1	148.1	8.0	7.6
Other Classes of Liabilities that are not Major	77.3	102.3	2.5	3.5
Liabilities Held for Sale	$1,992.0	$1,880.9	$27.6	$27.6

DISPOSITIONS

Disposition of Cardinal Plant (Generation & Marketing Segment) (Applies to AEP)

In March 2022, AGR entered into an Asset Purchase agreement with a nonaffiliated electric cooperative to sell Cardinal Plant, Unit 1, a competitive generation asset totaling 595 MWs. The FERC approved the sale in May 2022 and the sale closed in the third quarter of 2022. The proceeds from the sale were not material. Concurrent with the closing of the sale, AGR executed a PPA with the nonaffiliated electric cooperative for rights to Unit 1’s power and capacity through 2028. AGR also retained certain obligations related to environmental remediation.

Subsequent to the closing of the sale, AGR continues to recognize Cardinal Plant, Unit 1 on its balance sheet due to continuing involvement through the PPA. As of September 30, 2022, the net book value of Cardinal Plant, Unit 1 was not material.

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

Regarding AEP’s investment in Flat Ridge 2, in June 2022, as a result of deteriorating financial performance, sale negotiations and AEP’s ongoing evaluation and ultimate decision to exit the investment in the near term, AEP determined a decline in the fair value of AEP’s investment in Flat Ridge 2 was other than temporary and recorded a pretax other than temporary impairment charge of $186 million in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s Statement of Income. In the third quarter of 2022, in accordance with the accounting guidance for “Investments - Equity Method and Joint Ventures”, AEP recorded an additional $2 million pretax other than temporary impairment charge in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s Statement of Income. AEP has recorded a $188 million other than temporary impairment in its investment in Flat Ridge 2 for the nine months ended September 30, 2022 in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s Statement of Income. AEP’s determination of fair value utilized the accounting guidance for Fair Value Measurement market approach to valuation and was based on Level 2 pricing information from a third-party market participant. In September 2022, AEP signed a Purchase and Sale Agreement with a nonaffiliate for AEP’s interest in Flat Ridge 2, subject to FERC approval. Management expects the transaction to close in the fourth quarter of 2022 and have an immaterial impact on the financial statements. The carrying value of AEP’s investment in Flat Ridge 2 was not material to AEP as of September 30, 2022.

7.  BENEFIT PLANS

The disclosures in this note apply to all Registrants except AEPTCo.

AEP sponsors a qualified pension plan and two unfunded nonqualified pension plans.  Substantially all AEP employees are covered by the qualified plan or both the qualified and a nonqualified pension plan.  AEP also sponsors OPEB plans to provide health and life insurance benefits for retired employees.

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

AEP

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$30.7	$32.3	$1.8	$2.4
Interest Cost	37.1	34.3	7.3	7.7
Expected Return on Plan Assets	(63.4)	(57.4)	(27.5)	(22.8)
Amortization of Prior Service Credit	—	—	(17.9)	(17.8)
Amortization of Net Actuarial Loss	15.8	25.3	—	—
Net Periodic Benefit Cost (Credit)	$20.2	$34.5	$(36.3)	$(30.5)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$92.3	$96.9	$5.5	$7.2
Interest Cost	111.2	102.9	21.9	22.9
Expected Return on Plan Assets	(190.1)	(172.3)	(82.5)	(68.4)
Amortization of Prior Service Credit	—	—	(53.6)	(53.2)
Amortization of Net Actuarial Loss	47.3	76.1	—	—
Net Periodic Benefit Cost (Credit)	$60.7	$103.6	$(108.7)	$(91.5)

AEP Texas

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.8	$3.0	$0.1	$0.2
Interest Cost	3.1	2.8	0.6	0.6
Expected Return on Plan Assets	(5.3)	(4.9)	(2.3)	(1.9)
Amortization of Prior Service Credit	—	—	(1.5)	(1.5)
Amortization of Net Actuarial Loss	1.2	2.1	—	—
Net Periodic Benefit Cost (Credit)	$1.8	$3.0	$(3.1)	$(2.6)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$8.4	$8.9	$0.3	$0.5
Interest Cost	9.1	8.4	1.7	1.8
Expected Return on Plan Assets	(15.8)	(14.6)	(6.8)	(5.6)
Amortization of Prior Service Credit	—	—	(4.5)	(4.5)
Amortization of Net Actuarial Loss	3.8	6.2	—	—
Net Periodic Benefit Cost (Credit)	$5.5	$8.9	$(9.3)	$(7.8)

APCo

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.9	$3.0	$0.2	$0.3
Interest Cost	4.3	4.1	1.2	1.3
Expected Return on Plan Assets	(8.1)	(7.3)	(4.1)	(3.4)
Amortization of Prior Service Credit	—	—	(2.6)	(2.6)
Amortization of Net Actuarial Loss	1.9	3.0	—	—
Net Periodic Benefit Cost (Credit)	$1.0	$2.8	$(5.3)	$(4.4)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$8.6	$8.9	$0.6	$0.8
Interest Cost	13.1	12.3	3.5	3.7
Expected Return on Plan Assets	(24.3)	(21.8)	(12.2)	(10.1)
Amortization of Prior Service Credit	—	—	(7.8)	(7.8)
Amortization of Net Actuarial Loss	5.5	9.0	—	—
Net Periodic Benefit Cost (Credit)	$2.9	$8.4	$(15.9)	$(13.4)

I&M

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$4.0	$4.4	$0.2	$0.4
Interest Cost	4.3	4.0	0.8	0.8
Expected Return on Plan Assets	(8.1)	(7.2)	(3.3)	(2.7)
Amortization of Prior Service Credit	—	—	(2.4)	(2.5)
Amortization of Net Actuarial Loss	1.8	2.9	—	—
Net Periodic Benefit Cost (Credit)	$2.0	$4.1	$(4.7)	$(4.0)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$12.1	$13.1	$0.7	$1.0
Interest Cost	12.7	12.1	2.5	2.6
Expected Return on Plan Assets	(24.2)	(21.6)	(10.2)	(8.3)
Amortization of Prior Service Credit	—	—	(7.3)	(7.3)
Amortization of Net Actuarial Loss	5.3	8.8	—	—
Net Periodic Benefit Cost (Credit)	$5.9	$12.4	$(14.3)	$(12.0)

OPCo

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.8	$2.9	$0.2	$0.2
Interest Cost	3.4	3.1	0.7	0.7
Expected Return on Plan Assets	(6.2)	(5.7)	(3.0)	(2.4)
Amortization of Prior Service Credit	—	—	(1.8)	(1.7)
Amortization of Net Actuarial Loss	1.3	2.3	—	—
Net Periodic Benefit Cost (Credit)	$1.3	$2.6	$(3.9)	$(3.2)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$8.4	$8.6	$0.5	$0.6
Interest Cost	10.0	9.3	2.2	2.3
Expected Return on Plan Assets	(18.6)	(16.8)	(8.9)	(7.3)
Amortization of Prior Service Credit	—	—	(5.4)	(5.3)
Amortization of Net Actuarial Loss	4.1	6.8	—	—
Net Periodic Benefit Cost (Credit)	$3.9	$7.9	$(11.6)	$(9.7)

PSO

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$1.8	$2.0	$0.2	$0.1
Interest Cost	1.8	1.7	0.4	0.4
Expected Return on Plan Assets	(3.3)	(3.0)	(1.6)	(1.3)
Amortization of Prior Service Credit	—	—	(1.1)	(1.1)
Amortization of Net Actuarial Loss	0.7	1.2	—	—
Net Periodic Benefit Cost (Credit)	$1.0	$1.9	$(2.1)	$(1.9)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$5.5	$6.0	$0.4	$0.4
Interest Cost	5.3	5.0	1.1	1.2
Expected Return on Plan Assets	(10.1)	(9.2)	(4.6)	(3.8)
Amortization of Prior Service Credit	—	—	(3.3)	(3.3)
Amortization of Net Actuarial Loss	2.2	3.7	—	—
Net Periodic Benefit Cost (Credit)	$2.9	$5.5	$(6.4)	$(5.5)

SWEPCo

	Pension Plans		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$2.7	$2.7	$0.1	$0.3
Interest Cost	2.2	2.2	0.5	0.4
Expected Return on Plan Assets	(3.6)	(3.3)	(1.8)	(1.5)
Amortization of Prior Service Credit	—	—	(1.4)	(1.4)
Amortization of Net Actuarial Loss	0.9	1.5	—	—
Net Periodic Benefit Cost (Credit)	$2.2	$3.1	$(2.6)	$(2.2)

	Pension Plans		OPEB
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Service Cost	$8.0	$8.4	$0.4	$0.6
Interest Cost	6.8	6.4	1.4	1.4
Expected Return on Plan Assets	(10.9)	(10.1)	(5.5)	(4.5)
Amortization of Prior Service Credit	—	—	(4.0)	(4.0)
Amortization of Net Actuarial Loss	2.8	4.6	—	—
Net Periodic Benefit Cost (Credit)	$6.7	$9.3	$(7.7)	$(6.5)

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

The tables below represent AEP’s reportable segment income statement information for the three and nine months ended September 30, 2022 and 2021 and reportable segment balance sheet information as of September 30, 2022 and December 31, 2021.

	Three Months Ended September 30, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$3,174.6	$1,525.5	$81.9	$733.1	$11.0	$—	$5,526.1
Other Operating Segments	51.7	4.7	349.0	2.3	17.3	(425.0)	—
Total Revenues	$3,226.3	$1,530.2	$430.9	$735.4	$28.3	$(425.0)	$5,526.1

Net Income (Loss)	$476.9	$165.5	$171.4	$96.2	$(226.7)	$—	$683.3

	Three Months Ended September 30, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$2,716.8	$1,195.0	$90.3	$617.4	$3.5	$—	$4,623.0
Other Operating Segments	42.5	5.3	301.3	3.7	23.2	(376.0)	—
Total Revenues	$2,759.3	$1,200.3	$391.6	$621.1	$26.7	$(376.0)	$4,623.0

Net Income (Loss)	$438.7	$155.9	$167.9	$99.5	$(65.1)	$—	$796.9

	Nine Months Ended September 30, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$8,416.4	$4,064.5	$244.4	$1,997.0	$36.1	$—	$14,758.4
Other Operating Segments	145.8	14.1	976.7	17.3	36.6	(1,190.5)	—
Total Revenues	$8,562.2	$4,078.6	$1,221.1	$2,014.3	$72.7	$(1,190.5)	$14,758.4

Net Income (Loss)	$1,079.4	$483.1	$487.8	$278.1	$(406.2)	$—	$1,922.2

	Nine Months Ended September 30, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
Revenues from:
External Customers	$7,445.9	$3,366.9	$264.6	$1,641.6	$11.6	$—	$12,730.6
Other Operating Segments	111.3	24.9	882.2	50.3	43.5	(1,112.2)	—
Total Revenues	$7,557.2	$3,391.8	$1,146.8	$1,691.9	$55.1	$(1,112.2)	$12,730.6

Net Income (Loss)	$938.9	$424.0	$510.7	$184.2	$(108.3)	$—	$1,949.5

	September 30, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets (d)	$49,056.9	$22,139.7	$14,708.9	$5,376.3	$6,278.3	(b)	$(6,310.7)	(c)	$91,249.4

	December 31, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets (d)	$46,974.2	$21,120.2	$13,873.3	$4,263.6	$5,846.5	(b)	$(4,409.1)	(c)	$87,668.7

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

The tables below present AEPTCo’s reportable segment income statement information for the three and nine months ended September 30, 2022 and 2021 and reportable segment balance sheet information as of September 30, 2022 and December 31, 2021.

	Three Months Ended September 30, 2022
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$87.2	$—		$—	$87.2
Sales to AEP Affiliates	331.3	—		—	331.3
Total Revenues	$418.5	$—		$—	$418.5

Net Income	$152.6	$0.1	(a)	$—	$152.7

	Three Months Ended September 30, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$79.2	$—		$—	$79.2
Sales to AEP Affiliates	297.6	—		—	297.6
Other Revenues	0.2	—		—	0.2
Total Revenues	$377.0	$—		$—	$377.0

Net Income	$145.3	$0.1	(a)	$—	$145.4

	Nine Months Ended September 30, 2022
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$249.5	$—		$—	$249.5
Sales to AEP Affiliates	933.8	—		—	933.8
Total Revenues	$1,183.3	$—		$—	$1,183.3

Net Income	$426.4	$0.2	(a)	$—	$426.6

	Nine Months Ended September 30, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$239.3	$—		$—	$239.3
Sales to AEP Affiliates	864.6	—		—	864.6
Other Revenues	0.3	—		—	0.3
Total Revenues	$1,104.2	$—		$—	$1,104.2

Net Income	$445.5	$0.2	(a)	$—	$445.7

	September 30, 2022
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets (d)	$13,359.9	$4,972.4	(b)	$(5,013.1)	(c)	$13,319.2

	December 31, 2021
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets (d)	$12,564.3	$4,389.5	(b)	$(4,429.4)	(c)	$12,524.4

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

Notional Volume of Derivative Instruments
September 30, 2022

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	260.6	—	29.0	6.2	2.6	5.7	4.3
Natural Gas	MMBtus	80.3	—	—	—	—	—	1.8
Heating Oil and Gasoline	Gallons	6.4	1.7	0.9	0.6	1.3	0.7	0.9
Interest Rate	USD	$99.9	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$1,150.0	$—	$—	$—	$—	$—	$—

December 31, 2021

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	287.9	—	33.1	13.6	2.7	11.9	3.4
Natural Gas	MMBtus	34.1	—	—	—	—	1.3	5.1
Heating Oil and Gasoline	Gallons	7.4	1.9	1.1	0.7	1.5	0.8	1.0
Interest Rate	USD	$116.5	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$950.0	$—	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles. AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $847 million and $263 million as of September 30, 2022 and December 31, 2021, respectively. AEP netted cash collateral paid to third-parties against short-term and long-term risk management liabilities in the amounts of $0 and $3 million as of September 30, 2022 and December 31, 2021, respectively. The netted cash collateral from third-parties against short-term and long-term risk management assets and netted cash collateral paid to third-parties against short-term and long-term risk management liabilities were immaterial for the Registrant Subsidiaries as of September 30, 2022 and December 31, 2021.

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

AEP

	September 30, 2022
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets (d)	$1,482.1	$411.1	$8.8	$1,902.0	$(1,331.8)	$570.2
Long-term Risk Management Assets	686.6	177.4	—	864.0	(598.2)	265.8
Total Assets	2,168.7	588.5	8.8	2,766.0	(1,930.0)	836.0

Current Risk Management Liabilities (e)	1,005.7	10.9	21.3	1,037.9	(850.6)	187.3
Long-term Risk Management Liabilities	501.6	4.9	114.1	620.6	(232.4)	388.2
Total Liabilities	1,507.3	15.8	135.4	1,658.5	(1,083.0)	575.5

Total MTM Derivative Contract Net Assets (Liabilities) (f)	$661.4	$572.7	$(126.6)	$1,107.5	$(847.0)	$260.5

	December 31, 2021
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets (d)	$513.4	$176.0	$1.2	$690.6	$(496.2)	$194.4
Long-term Risk Management Assets	370.5	89.1	—	459.6	(192.6)	267.0
Total Assets	883.9	265.1	1.2	1,150.2	(688.8)	461.4

Current Risk Management Liabilities (e)	395.7	40.9	—	436.6	(361.2)	75.4
Long-term Risk Management Liabilities	243.9	16.7	38.1	298.7	(68.4)	230.3
Total Liabilities	639.6	57.6	38.1	735.3	(429.6)	305.7

Total MTM Derivative Contract Net Assets (Liabilities)	$244.3	$207.5	$(36.9)	$414.9	$(259.2)	$155.7

AEP Texas

	September 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.1	$0.1	$0.2
Long-term Risk Management Assets	(0.1)	0.2	0.1
Total Assets	—	0.3	0.3

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	0.1	0.1
Total Liabilities	—	0.1	0.1

Total MTM Derivative Contract Net Assets	$—	$0.2	$0.2

December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$0.6	$(0.6)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.6	(0.6)	—

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$0.6	$(0.6)	$—

APCo

	September 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$106.8	$—	$106.8
Long-term Risk Management Assets	0.7	(0.6)	0.1
Total Assets	107.5	(0.6)	106.9

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	0.7	(0.7)	—
Total Liabilities	0.7	(0.7)	—

Total MTM Derivative Contract Net Assets (f)	$106.8	$0.1	$106.9

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$47.5	$(5.5)	$42.0
Long-term Risk Management Assets	0.2	(0.2)	—
Total Assets	47.7	(5.7)	42.0

Current Risk Management Liabilities	7.2	(6.4)	0.8
Long-term Risk Management Liabilities	0.2	(0.2)	—
Total Liabilities	7.4	(6.6)	0.8

Total MTM Derivative Contract Net Assets	$40.3	$0.9	$41.2

I&M

	September 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$12.3	$(0.9)	$11.4
Long-term Risk Management Assets	0.6	(0.4)	0.2
Total Assets	12.9	(1.3)	11.6

Current Risk Management Liabilities	0.9	(0.9)	—
Long-term Risk Management Liabilities	0.5	(0.5)	—
Total Liabilities	1.4	(1.4)	—

Total MTM Derivative Contract Net Assets (f)	$11.5	$0.1	$11.6

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$11.1	$(7.8)	$3.3
Long-term Risk Management Assets	0.2	(0.2)	—
Total Assets	11.3	(8.0)	3.3

Current Risk Management Liabilities	14.8	(9.8)	5.0
Long-term Risk Management Liabilities	0.2	(0.2)	—
Total Liabilities	15.0	(10.0)	5.0

Total MTM Derivative Contract Net Assets (Liabilities)	$(3.7)	$2.0	$(1.7)

OPCo

	September 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$2.0	$0.1	$2.1
Long-term Risk Management Assets	(0.1)	0.1	—
Total Assets	1.9	0.2	2.1

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	45.1	—	45.1
Total Liabilities	45.1	—	45.1

Total MTM Derivative Contract Net Assets (Liabilities) (f)	$(43.2)	$0.2	$(43.0)

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.5	$(0.5)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.5	(0.5)	—

Current Risk Management Liabilities	6.7	—	6.7
Long-term Risk Management Liabilities	85.8	—	85.8
Total Liabilities	92.5	—	92.5

Total MTM Derivative Contract Net Liabilities	$(92.0)	$(0.5)	$(92.5)

PSO

September 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$44.4	$0.1	$44.5
Long-term Risk Management Assets	—	—	—
Total Assets	44.4	0.1	44.5

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (f)	$44.4	$0.1	$44.5

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$12.4	$(0.3)	$12.1
Long-term Risk Management Assets	—	—	—
Total Assets	12.4	(0.3)	12.1

Current Risk Management Liabilities	3.7	—	3.7
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	3.7	—	3.7

Total MTM Derivative Contract Net Assets (Liabilities)	$8.7	$(0.3)	$8.4

SWEPCo

	September 30, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$37.2	$(0.8)	$36.4
Long-term Risk Management Assets	—	0.1	0.1
Total Assets	37.2	(0.7)	36.5

Current Risk Management Liabilities	0.8	(0.8)	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	0.8	(0.8)	—

Total MTM Derivative Contract Net Assets (f)	$36.4	$0.1	$36.5

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts –	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$10.1	$(0.3)	$9.8
Long-term Risk Management Assets	1.1	—	1.1
Total Assets	11.2	(0.3)	10.9

Current Risk Management Liabilities	2.1	—	2.1
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	2.1	—	2.1

Total MTM Derivative Contract Net Assets (Liabilities)	$9.1	$(0.3)	$8.8

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
(d)Amount excludes Risk Management Assets of $14.4 million and $6 million as of September 30, 2022 and December 31, 2021, respectively, classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(e)Amount excludes Risk Management Liabilities of $0 and $0.1 million as of September 30, 2022 and December 31, 2021, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(f)Increase in amounts as of September 30, 2022 are primarily due to increases in commodity prices for power and natural gas and an increase in value of FTRs.

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on
Risk Management Contracts

	Three Months Ended September 30, 2022
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$2.1	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	116.7	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.3	—	—	—	—
Other Revenues - Nonaffiliated	—	—	—	1.9	—	—	—
Purchased Electricity for Resale	0.9	—	0.9	0.1	—	—	—
Other Operation	1.4	0.4	0.1	0.1	0.2	0.2	0.2
Maintenance	2.0	0.5	0.2	0.2	0.4	0.2	0.3
Regulatory Assets (a)	4.3	—	—	0.1	4.1	—	0.1
Regulatory Liabilities (a)	103.2	(1.5)	59.7	3.8	0.9	19.7	7.0
Total Gain (Loss) on Risk Management Contracts (b)	$230.6	$(0.6)	$61.2	$6.2	$5.6	$20.1	$7.6

	Three Months Ended September 30, 2021
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(0.9)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	128.8	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	(0.9)	—	—	—	—
Purchased Electricity for Resale	0.2	—	0.1	—	—	—	—
Other Operation	0.9	0.3	0.1	0.1	0.1	0.1	0.2
Maintenance	1.1	0.2	0.2	0.1	0.2	0.1	0.1
Regulatory Assets (a)	(7.2)	—	(2.9)	(16.9)	14.9	—	0.1
Regulatory Liabilities (a)	46.5	(0.1)	14.2	1.7	0.8	14.0	12.7
Total Gain (Loss) on Risk Management Contracts	$169.4	$0.4	$10.8	$(15.0)	$16.0	$14.2	$13.1

	Nine Months Ended September 30, 2022
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$2.2	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	390.0	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.4	(0.1)	—	—	—
Other Revenues - Nonaffiliated	—	—	—	1.9	—	—	—
Purchased Electricity for Resale	3.3	—	3.0	0.1	—	0.1	—
Other Operation	3.7	1.1	0.3	0.4	0.6	0.5	0.6
Maintenance	5.2	1.4	0.7	0.5	0.9	0.6	0.8
Regulatory Assets (a)	49.3	0.1	—	(1.2)	49.0	3.6	(2.1)
Regulatory Liabilities (a)	250.1	(0.6)	79.9	7.0	2.5	71.4	64.8
Total Gain on Risk Management Contracts (b)	$703.8	$2.0	$84.3	$8.6	$53.0	$76.2	$64.1

	Nine Months Ended September 30, 2021
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(0.6)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	144.9	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	(0.6)	—	—	—	—
Purchased Electricity for Resale	1.2	—	1.0	0.1	—	—	—
Other Operation	1.9	0.6	0.2	0.2	0.3	0.2	0.3
Maintenance	2.4	0.6	0.4	0.2	0.4	0.2	0.3
Regulatory Assets (a)	(7.9)	—	(2.9)	(22.9)	20.3	—	1.4
Regulatory Liabilities (a)	123.6	0.5	28.9	1.9	5.9	40.2	38.5
Total Gain (Loss) on Risk Management Contracts	$265.5	$1.7	$27.0	$(20.5)	$26.9	$40.6	$40.5

(a)Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the balance sheets.
(b)Increase in amounts for the three and nine months ended September 30, 2022 are primarily due to increases in commodity prices for power and natural gas and an increase in value of FTRs.

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)
Long-term Debt (a) (b)	$(849.1)	$(952.3)	$95.7	$(8.5)

(a)Amounts included on the Balance Sheet within Current and Noncurrent Liabilities line items Long-term Debt Due within One Year and Long-term Debt, respectively.
(b)Amounts include $(40) million and $(46) million as of September 30, 2022 and December 31, 2021, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$(36.0)	$(0.1)	$(98.4)	$(23.8)
Fair Value Portion of Long-term Debt (a)	36.0	0.1	98.4	23.8

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

Accounting for Cash Flow Hedging Strategies (Applies to AEP, AEP Texas, APCo, I&M and SWEPCo)

For cash flow hedges (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the Registrants initially report the gain or loss on the derivative instrument as a component of Accumulated Other Comprehensive Income (Loss) on the balance sheets until the period the hedged item affects net income.

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three and nine months ended September 30, 2022 and 2021, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three and nine months ended September 30, 2022, AEP applied cash flow hedging to outstanding interest rate derivatives and the Registrant Subsidiaries did not. During the three months ended September 30, 2021, AEP applied cash flow hedging to outstanding interest rate derivatives and the Registrant Subsidiaries did not. During the nine months ended September 30, 2021, AEP and APCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	September 30, 2022		December 31, 2021
	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AOCI Gain (Loss) Net of Tax	$452.1	$(2.6)	$163.7	$(21.3)
Portion Expected to be Reclassed to Net Income During the Next Twelve Months	316.2	(1.5)	106.7	(3.3)

As of September 30, 2022 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 102 months and 99 months for commodity and interest rate hedges, respectively.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	September 30, 2022		December 31, 2021
	Interest Rate
		Expected to be		Expected to be
		Reclassified to		Reclassified to
		Net Income During		Net Income During
	AOCI Gain (Loss)	the Next	AOCI Gain (Loss)	the Next
Company	Net of Tax	Twelve Months	Net of Tax	Twelve Months
	(in millions)
AEP Texas	$(0.5)	$(0.4)	$(1.3)	$(1.1)
APCo	6.9	0.8	7.5	0.8
I&M	(5.5)	(1.0)	(6.7)	(1.6)
SWEPCo	1.2	0.2	1.2	0.1

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

Credit-Risk-Related Contingent Features

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  AEP had derivative contracts with collateral triggering events in a net liability position with a total exposure of $10 million and $9 million as of September 30, 2022 and December 31, 2021, respectively. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of September 30, 2022 and December 31, 2021.

Cross-Acceleration Triggers

Certain interest rate derivative contracts contain cross-acceleration provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-acceleration provisions could be triggered if there was a non-performance event by the Registrants under any of their outstanding debt of at least $50 million and the lender on that debt has accelerated the entire repayment obligation. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-acceleration provisions in contracts. AEP had derivative contracts with cross-acceleration provisions in a net liability position of $135 million and $40 million as of September 30, 2022 and December 31, 2021, respectively. There was no cash collateral posted as of September 30, 2022 and December 31, 2021, respectively. If a cross-acceleration provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries had no derivative contracts with cross-acceleration provisions outstanding as of September 30, 2022 and December 31, 2021.

Cross-Default Triggers (Applies to AEP, APCo, I&M and SWEPCo)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third-party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. AEP had derivative liabilities subject to cross-default provisions in a net liability position of $260 million and $76 million as of September 30, 2022 and December 31, 2021, respectively, after considering contractual netting arrangements. Cash collateral posted as of September 30, 2022 and December 31, 2021 was not material. If a cross-default provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries’ derivative contracts with cross-default provisions outstanding as of September 30, 2022 and December 31, 2021 were not material.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	September 30, 2022		December 31, 2021
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP (a)(b)(c)	$35,050.1	$30,352.7	$33,454.5	$37,564.7
AEP Texas	5,693.9	4,889.7	5,180.8	5,663.8
AEPTCo	4,886.6	3,926.3	4,343.9	4,968.2
APCo	5,509.8	4,994.1	4,938.9	6,037.1
I&M	3,206.7	2,846.2	3,195.0	3,748.0
OPCo	2,969.9	2,442.0	2,968.5	3,437.5
PSO	1,913.6	1,616.9	1,913.5	2,163.7
SWEPCo	3,392.4	2,797.3	3,395.2	3,792.9

(a)The fair value amounts include debt related to AEP’s Equity Units and had a fair value of $842 million and $1.7 billion as of September 30, 2022 and December 31, 2021, respectively. See “Equity Units” section of Note 12 for additional information.
(b)The book value amounts exclude Long-term Debt of $1.2 billion and $1.1 billion as of September 30, 2022 and December 31, 2021, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(c)The fair value amounts exclude Long-term Debt of $1.1 billion and $1.2 billion as of September 30, 2022 and December 31, 2021, respectively, related to KPCo. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

Fair Value Measurements of Other Temporary Investments and Restricted Cash (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments and Restricted Cash:

	September 30, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$55.1	$—	$—	$55.1
Other Cash Deposits	18.1	—	—	18.1
Fixed Income Securities – Mutual Funds (b)	155.1	—	(9.7)	145.4
Equity Securities – Mutual Funds	20.4	18.6	(0.3)	38.7
Total Other Temporary Investments and Restricted Cash	$248.7	$18.6	$(10.0)	$257.3

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$48.0	$—	$—	$48.0
Other Cash Deposits	10.0	—	—	10.0
Fixed Income Securities – Mutual Funds (b)	154.3	0.5	—	154.8
Equity Securities – Mutual Funds	19.7	35.9	—	55.6
Total Other Temporary Investments and Restricted Cash	$232.0	$36.4	$—	$268.4

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Proceeds from Investment Sales	$—	$6.0	$15.0	$15.1
Purchases of Investments	11.8	12.9	13.4	26.0
Gross Realized Gains on Investment Sales	—	2.4	3.6	3.6
Gross Realized Losses on Investment Sales	—	—	0.5	—

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

The following is a summary of nuclear trust fund investments:

	September 30, 2022			December 31, 2021
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$20.8	$—	$—	$84.7	$—	$—
Fixed Income Securities:
United States Government	1,115.2	(26.2)	(39.8)	1,156.4	66.3	(7.9)
Corporate Debt	60.9	(7.7)	(1.2)	76.7	6.7	(2.1)
State and Local Government	7.0	—	(0.1)	7.3	0.4	(0.1)
Subtotal Fixed Income Securities	1,183.1	(33.9)	(41.1)	1,240.4	73.4	(10.1)
Equity Securities - Domestic (a)	1,926.6	1,279.1	—	2,541.9	1,901.3	—
Spent Nuclear Fuel and Decommissioning Trusts	$3,130.5	$1,245.2	$(41.1)	$3,867.0	$1,974.7	$(10.1)

(a)Amount reported as Gross Unrealized Gains includes unrealized gains of $1.3 billion and $1.9 billion and unrealized losses of $14 million and $4 million as of September 30, 2022 and December 31, 2021, respectively.

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Proceeds from Investment Sales	$588.5	$433.9	$1,818.4	$1,556.6
Purchases of Investments	601.6	436.6	1,854.8	1,586.3
Gross Realized Gains on Investment Sales	24.6	9.6	41.3	98.3
Gross Realized Losses on Investment Sales	8.4	7.0	33.5	12.5

The base cost of fixed income securities was $1.2 billion and $1.2 billion as of September 30, 2022 and December 31, 2021, respectively.  The base cost of equity securities was $647 million and $641 million as of September 30, 2022 and December 31, 2021, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of September 30, 2022 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$369.4
After 1 year through 5 years	393.8
After 5 years through 10 years	229.0
After 10 years	190.9
Total	$1,183.1

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$55.1	$—	$—	$—	$55.1
Other Cash Deposits (a)	—	—	—	18.1	18.1
Fixed Income Securities – Mutual Funds	145.4	—	—	—	145.4
Equity Securities – Mutual Funds (b)	38.7	—	—	—	38.7
Total Other Temporary Investments and Restricted Cash	239.2	—	—	18.1	257.3

Risk Management Assets
Risk Management Commodity Contracts (c) (d) (i)	31.7	1,650.1	467.7	(1,910.8)	238.7
Cash Flow Hedges:
Commodity Hedges (c)	—	612.1	45.3	(68.9)	588.5
Interest Rate Hedges	—	9.3	—	(0.5)	8.8
Total Risk Management Assets	31.7	2,271.5	513.0	(1,980.2)	836.0

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	10.4	—	—	10.4	20.8
Fixed Income Securities:
United States Government	—	1,115.2	—	—	1,115.2
Corporate Debt	—	60.9	—	—	60.9
State and Local Government	—	7.0	—	—	7.0
Subtotal Fixed Income Securities	—	1,183.1	—	—	1,183.1
Equity Securities – Domestic (b)	1,926.6	—	—	—	1,926.6
Total Spent Nuclear Fuel and Decommissioning Trusts	1,937.0	1,183.1	—	10.4	3,130.5

Total Assets	$2,207.9	$3,454.6	$513.0	$(1,951.7)	$4,223.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d) (j)	$20.1	$1,227.7	$240.5	$(1,063.9)	$424.4
Cash Flow Hedges:
Commodity Hedges (c)	—	83.7	0.9	(68.9)	15.7
Interest Rate Hedges	—	0.5	—	(0.5)	—
Fair Value Hedges	—	135.4	—	—	135.4
Total Risk Management Liabilities	$20.1	$1,447.3	$241.4	$(1,133.3)	$575.5

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$48.0	$—	$—	$—	$48.0
Other Cash Deposits (a)	—	—	—	10.0	10.0
Fixed Income Securities – Mutual Funds	154.8	—	—	—	154.8
Equity Securities – Mutual Funds (b)	55.6	—	—	—	55.6
Total Other Temporary Investments and Restricted Cash	258.4	—	—	10.0	268.4

Risk Management Assets
Risk Management Commodity Contracts (c) (f) (i)	7.4	648.5	226.3	(642.4)	239.8
Cash Flow Hedges:
Commodity Hedges (c)	—	242.9	19.2	(41.7)	220.4
Fair Value Hedges	—	1.2	—	—	1.2
Total Risk Management Assets	7.4	892.6	245.5	(684.1)	461.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	77.7	—	—	7.0	84.7
Fixed Income Securities:
United States Government	—	1,156.4	—	—	1,156.4
Corporate Debt	—	76.7	—	—	76.7
State and Local Government	—	7.3	—	—	7.3
Subtotal Fixed Income Securities	—	1,240.4	—	—	1,240.4
Equity Securities – Domestic (b)	2,541.9	—	—	—	2,541.9
Total Spent Nuclear Fuel and Decommissioning Trusts	2,619.6	1,240.4	—	7.0	3,867.0

Other Investments (h)	28.8	14.9	—	—	43.7

Total Assets	$2,914.2	$2,147.9	$245.5	$(667.1)	$4,640.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f) (j)	$5.3	$485.0	$147.6	$(383.2)	$254.7
Cash Flow Hedges:
Commodity Hedges (c)	—	54.0	0.6	(41.7)	12.9
Fair Value Hedges	—	38.1	—	—	38.1
Total Risk Management Liabilities	$5.3	$577.1	$148.2	$(424.9)	$305.7

AEP Texas
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$47.7	$—	$—	$—	$47.7

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.1	—	0.2	0.3

Total Assets	$47.7	$0.1	$—	$0.2	$48.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.1	$—	$—	$0.1

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$30.4	$—	$—	$—	$30.4

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.6	—	(0.6)	—

Total Assets	$30.4	$0.6	$—	$(0.6)	$30.4

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$7.4	$—	$—	$—	$7.4

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	0.9	106.7	(0.8)	106.8

Total Assets	$7.4	$0.9	$106.7	$(0.8)	$114.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.7	$0.1	$(0.8)	$—

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$17.6	$—	$—	$—	$17.6

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	5.8	42.0	(5.8)	42.0

Total Assets	$17.6	$5.8	$42.0	$(5.8)	$59.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$7.2	$0.3	$(6.7)	$0.8

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$2.4	$10.3	$(1.1)	$11.6

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	10.4	—	—	10.4	20.8
Fixed Income Securities:
United States Government	—	1,115.2	—	—	1,115.2
Corporate Debt	—	60.9	—	—	60.9
State and Local Government	—	7.0	—	—	7.0
Subtotal Fixed Income Securities	—	1,183.1	—	—	1,183.1
Equity Securities - Domestic (b)	1,926.6	—	—	—	1,926.6
Total Spent Nuclear Fuel and Decommissioning Trusts	1,937.0	1,183.1	—	10.4	3,130.5

Total Assets	$1,937.0	$1,185.5	$10.3	$9.3	$3,142.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.5	$0.7	$(1.2)	$—

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$3.8	$7.6	$(8.1)	$3.3

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	77.7	—	—	7.0	84.7
Fixed Income Securities:
United States Government	—	1,156.4	—	—	1,156.4
Corporate Debt	—	76.7	—	—	76.7
State and Local Government	—	7.3	—	—	7.3
Subtotal Fixed Income Securities	—	1,240.4	—	—	1,240.4
Equity Securities - Domestic (b)	2,541.9	—	—	—	2,541.9
Total Spent Nuclear Fuel and Decommissioning Trusts	2,619.6	1,240.4	—	7.0	3,867.0

Total Assets	$2,619.6	$1,244.2	$7.6	$(1.1)	$3,870.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$6.7	$8.3	$(10.0)	$5.0

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$—	$2.0	$2.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$43.2	$1.8	$45.1

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.5	$—	$(0.5)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (g)	$—	$—	$92.5	$—	$92.5

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$—	$45.2	$(0.7)	$44.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.8	$(0.8)	$—

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$12.2	$(0.4)	$12.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$3.7	$0.1	$(0.1)	$3.7

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2022

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.1	$37.0	$(0.7)	$36.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$0.8	$(0.8)	$—

December 31, 2021

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$11.0	$(0.4)	$10.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$2.1	$0.1	$(0.1)	$2.1

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
(d)The September 30, 2022 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $2 million in 2022 and $9 million in periods 2023-2025; Level 2 matures $47 million in 2022, $363 million in periods 2023-2025, $10 million in periods 2026-2027 and $3 million in periods 2028-2033; Level 3 matures $87 million in 2022, $139 million in periods 2023-2025, $18 million in periods 2026-2027 and $(2) million in periods 2028-2033.  Risk management commodity contracts are substantially comprised of power contracts.
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
(h)See “Warrants Held in Investee” section of Note 10 in the 2021 Annual Report for additional information.
(i)Amount excludes Risk Management Assets of $14.4 million and $6 million as of September 30, 2022 and December 31, 2021, respectively, classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(j)Amount excludes Risk Management Liabilities of $0 and $0.1 million as of September 30, 2022 and December 31, 2021, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended September 30, 2022	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2022	$270.4	$79.6	$9.8	$(48.4)	$64.5	$45.4
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	64.3	20.1	2.1	0.3	23.8	15.4
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(12.6)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	13.1	—	—	—	—	—
Settlements	(138.3)	(34.6)	(4.8)	(1.1)	(49.1)	(31.6)
Transfers into Level 3 (d) (e)	(0.5)	—	—	—	—	—
Transfers out of Level 3 (e)	3.5	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	72.5	41.5	2.5	6.0	5.2	7.0
Assets and Liabilities Held for Sale related to KPCo (g)	(0.8)	—	—	—	—	—
Balance as of September 30, 2022	$271.6	$106.6	$9.6	$(43.2)	$44.4	$36.2

Three Months Ended September 30, 2021	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2021	$101.2	$36.6	$7.3	$(105.4)	$22.9	$14.6
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	27.5	4.0	0.1	0.1	13.5	5.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	2.9	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	17.8	—	—	—	—	—
Settlements	(54.5)	(10.5)	(3.8)	0.9	(20.6)	(9.8)
Transfers into Level 3 (d) (e)	(5.8)	—	—	—	—	—
Transfers out of Level 3 (e)	(4.1)	0.1	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	44.0	15.7	(0.3)	14.0	2.7	9.0
Balance as of September 30, 2021	$129.0	$45.9	$3.3	$(90.4)	$18.5	$19.6

Nine Months Ended September 30, 2022	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2021	$97.3	$41.7	$(0.7)	$(92.5)	$12.1	$10.9
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	69.3	3.0	3.7	4.6	24.2	35.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(44.6)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	29.4	—	—	—	—	—
Settlements	(153.8)	(44.7)	(3.0)	0.2	(36.3)	(45.0)
Transfers into Level 3 (d) (e)	1.7	—	—	—	—	—
Transfers out of Level 3 (e)	13.2	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	267.6	106.6	9.6	44.5	44.4	34.5
Assets and Liabilities Held for Sale related to KPCo (g)	(8.5)	—	—	—	—	—
Balance as of September 30, 2022	$271.6	$106.6	$9.6	$(43.2)	$44.4	$36.2

Nine Months Ended September 30, 2021	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2020	$113.3	$19.3	$2.1	$(110.3)	$10.3	$1.6
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	68.9	38.8	0.4	0.4	16.1	9.5
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(64.1)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	35.5	—	—	—	—	—
Settlements	(113.3)	(58.2)	(2.5)	5.8	(26.4)	(13.0)
Transfers into Level 3 (d) (e)	(0.2)	—	—	—	—	—
Transfers out of Level 3 (e)	(26.2)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	115.1	46.0	3.3	13.7	18.5	21.5
Balance as of September 30, 2021	$129.0	$45.9	$3.3	$(90.4)	$18.5	$19.6

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

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

AEP
Significant Unobservable Inputs
September 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Energy Contracts	$292.7	$230.6	Discounted Cash Flow	Forward Market Price (a)	$(4.31)	$172.05	$49.58
Natural Gas Contracts	6.9	—	Discounted Cash Flow	Forward Market Price (b)	3.22	7.37	5.92
FTRs (d) (e)	213.4	10.8	Discounted Cash Flow	Forward Market Price (a)	(37.97)	27.55	0.99
Total	$513.0	$241.4

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Energy Contracts (f)	$164.4	$135.2	Discounted Cash Flow	Forward Market Price (a)	$10.30	$76.70	$37.11
Natural Gas Contracts	3.6	—	Discounted Cash Flow	Forward Market Price (b)	3.11	4.02	3.47
FTRs (g) (h)	77.5	13.0	Discounted Cash Flow	Forward Market Price (a)	(23.93)	26.38	0.86
Total	$245.5	$148.2

APCo
Significant Unobservable Inputs
September 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$106.7	$0.1	Discounted Cash Flow	Forward Market Price	$(2.01)	$20.64	$3.75

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.3	Discounted Cash Flow	Forward Market Price	$32.20	$56.54	$44.77
FTRs	42.0	—	Discounted Cash Flow	Forward Market Price	(0.30)	26.38	2.63
Total	$42.0	$0.3

I&M
Significant Unobservable Inputs
September 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$10.3	$0.7	Discounted Cash Flow	Forward Market Price	$0.21	$17.73	$1.61

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.2	Discounted Cash Flow	Forward Market Price	$32.20	$56.54	$44.77
FTRs	7.6	8.1	Discounted Cash Flow	Forward Market Price	(5.45)	17.78	(0.12)
Total	$7.6	$8.3

OPCo
Significant Unobservable Inputs
September 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$43.2	Discounted Cash Flow	Forward Market Price	$1.65	$143.38	$47.12

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$92.5	Discounted Cash Flow	Forward Market Price	$14.26	$52.98	$30.68

PSO
Significant Unobservable Inputs
September 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$45.2	$0.8	Discounted Cash Flow	Forward Market Price	$(36.83)	$5.65	$(7.55)

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$12.2	$0.1	Discounted Cash Flow	Forward Market Price	$(18.39)	$1.87	$(2.57)

SWEPCo
Significant Unobservable Inputs
September 30, 2022

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$6.9	$—	Discounted Cash Flow	Forward Market Price (b)	$6.15	$7.37	$6.94
FTRs	30.1	0.8	Discounted Cash Flow	Forward Market Price (a)	(36.83)	5.65	(7.55)
Total	$37.0	$0.8

December 31, 2021

				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$3.6	$—	Discounted Cash Flow	Forward Market Price (b)	$3.11	$4.02	$3.47
FTRs	7.4	0.1	Discounted Cash Flow	Forward Market Price (a)	(18.39)	1.87	(2.57)
Total	$11.0	$0.1

(a)Represents market prices in dollars per MWh.
(b)Represents market prices in dollars per MMBtu.
(c)The weighted average is the product of the forward market price of the underlying commodity and volume weighted by term.
(d)Amount excludes Risk Management Assets of $14.4 million classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
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

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts, Natural Gas Contracts and FTRs for the Registrants as of September 30, 2022 and December 31, 2021:

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

The ETR for each of the Registrants are included in the following tables:

	Three Months Ended September 30, 2022
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	(0.8)%	0.5%	2.6%	(6.2)%	2.7%	0.7%	3.0%	(5.3)%
Tax Reform Excess ADIT Reversal	(9.7)%	(2.0)%	0.3%	(8.6)%	(13.3)%	(6.2)%	(21.9)%	(4.6)%
Production and Investment Tax Credits	(12.0)%	(0.4)%	—%	—%	—%	—%	(43.7)%	(24.1)%
Flow Through	(0.3)%	0.2%	0.3%	(0.7)%	(1.5)%	0.4%	0.4%	(1.3)%
AFUDC Equity	(1.4)%	(1.2)%	(1.9)%	(0.4)%	(0.6)%	(0.8)%	(0.4)%	(0.2)%
Discrete Tax Adjustments	(0.2)%	—%	—%	—%	—%	—%	—%	—%
Other	1.0%	0.2%	0.2%	—%	(0.5)%	0.2%	0.2%	(0.2)%
Effective Income Tax Rate	(2.4)%	18.3%	22.5%	5.1%	7.8%	15.3%	(41.4)%	(14.7)%

	Three Months Ended September 30, 2021
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	0.6%	0.3%	3.0%	(0.3)%	1.9%	1.2%	5.0%	(6.9)%
Tax Reform Excess ADIT Reversal	(8.5)%	(6.3)%	0.3%	(14.2)%	(16.1)%	(8.9)%	(19.8)%	(4.2)%
Production and Investment Tax Credits	(4.7)%	(0.3)%	—%	(0.2)%	(2.0)%	—%	(8.9)%	(5.4)%
Flow Through	—%	0.3%	0.3%	0.4%	(2.8)%	0.6%	0.7%	(0.2)%
AFUDC Equity	(1.2)%	(1.0)%	(2.2)%	(1.8)%	(1.0)%	(0.3)%	(0.2)%	(0.5)%
Parent Company Loss Benefit	—%	(1.1)%	(2.3)%	(1.2)%	(3.6)%	—%	—%	0.7%
Discrete Tax Adjustments	0.2%	—%	—%	—%	—%	—%	—%	1.2%
Other	0.7%	(0.1)%	0.1%	0.3%	0.8%	—%	(0.1)%	(0.2)%
Effective Income Tax Rate	8.1%	12.8%	20.2%	4.0%	(1.8)%	13.6%	(2.3)%	5.5%

	Nine Months Ended September 30, 2022
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	0.7%	0.5%	2.7%	(0.8)%	1.3%	0.8%	3.2%	(1.5)%
Tax Reform Excess ADIT Reversal	(7.8)%	(2.0)%	0.3%	(10.3)%	(15.7)%	(7.3)%	(20.8)%	(4.8)%
Production and Investment Tax Credits	(8.7)%	(0.4)%	—%	—%	(1.4)%	—%	(39.5)%	(22.5)%
Flow Through	—%	0.2%	0.3%	0.2%	(1.6)%	0.5%	0.3%	(0.8)%
AFUDC Equity	(1.1)%	(1.2)%	(1.9)%	(0.8)%	(0.8)%	(0.7)%	(0.4)%	(0.4)%
Discrete Tax Adjustments	(0.2)%	—%	—%	(1.8)%	—%	—%	—%	0.3%
Other	0.6%	0.1%	0.1%	—%	0.2%	0.1%	0.2%	—%
Effective Income Tax Rate	4.5%	18.2%	22.5%	7.5%	3.0%	14.4%	(36.0)%	(8.7)%

	Nine Months Ended September 30, 2021
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State Income Tax, net of Federal Benefit	1.2%	0.3%	2.8%	1.5%	1.6%	0.8%	4.8%	(3.4)%
Tax Reform Excess ADIT Reversal	(8.9)%	(7.2)%	0.3%	(15.2)%	(17.7)%	(9.1)%	(19.8)%	(4.3)%
Production and Investment Tax Credits	(4.9)%	(0.3)%	—%	—%	(2.2)%	—%	(8.1)%	(4.6)%
Flow Through	0.2%	0.3%	0.3%	1.7%	(3.0)%	0.9%	0.7%	(0.2)%
AFUDC Equity	(1.1)%	(1.1)%	(1.9)%	(1.2)%	(1.0)%	(0.8)%	(0.3)%	(0.6)%
Parent Company Loss Benefit	—%	(0.7)%	(1.9)%	(1.3)%	(2.8)%	—%	—%	—%
Discrete Tax Adjustments	1.1%	—%	—%	—%	—%	(1.3)%	(0.9)%	0.6%
Other	0.1%	—%	—%	0.1%	0.4%	0.2%	(0.2)%	(0.1)%
Effective Income Tax Rate	8.7%	12.3%	20.6%	6.6%	(3.7)%	11.7%	(2.8)%	8.4%

Federal and State Income Tax Audit Status

The statute of limitations for the IRS to examine AEP and subsidiaries originally filed federal return has expired for tax years 2016 and earlier. In the third quarter of 2019, AEP and subsidiaries elected to amend the 2014 through 2017 federal returns. In the first quarter of 2020, the IRS notified AEP that it was beginning an examination of these amended returns, including the net operating loss carryback to 2015 that originated in the 2017 return. As of September 30, 2022, the IRS has accepted the 2014-2016 amended tax returns as filed which completes the IRS audit of these tax years. Additionally, AEP has received and agreed to two proposed adjustments on the 2017 tax return, which were immaterial. AEP has agreed to extend the statute of limitations on the 2017 and 2018 tax return to December 31, 2023 to allow time for the audit to be completed and the Congressional Joint Committee on Taxation to approve the associated refund claim.

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

Federal Legislation

On August 16, 2022, President Biden signed H.R. 5376 into law, commonly known as the Inflation Reduction Act of 2022 or IRA. Most notably this budget reconciliation legislation creates a 15% minimum tax on adjusted financial statement income (Corporate Alternative Minimum Tax or CAMT), extends and increases the value of PTCs and ITCs, adds a nuclear and clean hydrogen PTC, an energy storage ITC and allows the sale or transfer of tax credits to third parties for cash. With the exception of PTCs and ITCs, this legislation is prospective and has no material impact on the current period financial statements. As significant guidance from Treasury and the IRS is expected on the tax provisions in the IRA, AEP will continue to monitor any issued guidance and evaluate the impact on future net income, cash flows and financial condition.

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

At-the-Market (ATM) Program

In 2020, AEP filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which AEP may sell, from time to time, up to an aggregate of $1 billion of its common stock through an ATM offering program, including an equity forward sales component. The compensation paid to the selling agents by AEP may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the nine months ended September 30, 2022.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding, net of issuance costs and premiums or discounts:

Type of Debt	September 30, 2022	December 31, 2021
	(in millions)
Senior Unsecured Notes	$28,892.7	$27,497.3
Pollution Control Bonds	1,804.9	1,804.5
Notes Payable	218.0	211.3
Securitization Bonds	524.8	603.5
Spent Nuclear Fuel Obligation (a)	283.2	281.3
Junior Subordinated Notes (b)	2,377.3	2,373.0
Other Long-term Debt	949.2	683.6
Total Long-term Debt Outstanding	35,050.1	33,454.5
Long-term Debt Due Within One Year (c)	1,403.5	2,153.8
Long-term Debt (d)	$33,646.6	$31,300.7

(a)Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for SNF disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. Trust fund assets related to this obligation were $326 million and $329 million as of September 30, 2022 and December 31, 2021, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.
(b)See “Equity Units” section below for additional information.
(c)Amount excludes $215 million and $200 million as of September 30, 2022 and December 31, 2021, respectively, of Long-term Debt Due Within One Year classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.
(d)Amount excludes $963 million and $903 million as of September 30, 2022 and December 31, 2021, respectively, of Long-term Debt classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2022 are shown in the following tables:

		Principal	Interest
Company	Type of Debt	Amount (a)	Rate	Due Date
Issuances:		(in millions)	(%)
AEP Texas	Other Long-term Debt	$200.0	Variable	2025
AEP Texas	Senior Unsecured Notes	500.0	4.70	2032
AEP Texas	Senior Unsecured Notes	500.0	5.25	2052
AEPTCo	Senior Unsecured Notes	550.0	4.50	2052
APCo	Other Long-term Debt	100.0	Variable	2023
APCo	Pollution Control Bonds	104.4	3.75	2025
APCo	Senior Unsecured Notes	500.0	4.50	2032
I&M	Notes Payable	72.8	3.44	2026
PSO	Other Long-term Debt	500.0	Variable	2022
Non-Registrant:
AEGCo	Pollution Control Bonds	45.0	3.13	2025
KPCo	Other Long-term Debt	150.0	Variable	2023
Transource Energy	Other Long-term Debt	5.0	Variable	2023
WPCo	Other Long-term Debt	165.0	Variable	2024
WPCo	Pollution Control Bonds	65.0	3.00	2027
Total Issuances		$3,457.2

(a)Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

		Principal	Interest
Company	Type of Debt	Amount Paid	Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP Texas	Other Long-term Debt	$200.0	Variable	2022
AEP Texas	Senior Unsecured Notes	400.0	2.40	2022
AEP Texas	Senior Unsecured Notes	25.0	3.27	2022
AEP Texas	Securitization Bonds	30.6	2.85	2024
AEP Texas	Securitization Bonds	23.0	2.06	2025
APCo	Pollution Control Bonds	104.4	2.63	2022
APCo	Securitization Bonds	25.9	2.01	2023
APCo	Other Long-term Debt	0.1	13.72	2026
I&M	Notes Payable	3.4	Variable	2022
I&M	Notes Payable	1.3	Variable	2022
I&M	Notes Payable	6.7	Variable	2023
I&M	Notes Payable	10.8	Variable	2024
I&M	Notes Payable	18.9	0.93	2025
I&M	Notes Payable	13.7	Variable	2025
I&M	Notes Payable	8.0	3.44	2026
I&M	Other Long-term Debt	1.7	6.00	2025
OPCo	Other Long-term Debt	0.1	1.15	2028
PSO	Other Long-term Debt	500.0	Variable	2022
PSO	Other Long-term Debt	0.4	3.00	2027
SWEPCo	Other Long-term Debt	1.5	4.68	2028
SWEPCo	Notes Payable	3.2	4.58	2032
Non-Registrant:
AEGCo	Pollution Control Bonds	45.0	1.35	2022
KPCo	Other Long-term Debt	75.0	Variable	2022
Transource Energy	Senior Unsecured Notes	2.4	2.75	2050
WPCo	Pollution Control Bonds	65.0	3.00	2022
WPCo	Senior Unsecured Notes	113.0	3.36	2022
Total Retirements and Principal Payments		$1,679.1

Long-term Debt Subsequent Event

In October 2022, AEGCo retired $120 million of Other Long-term Debt.

In October 2022, AEGCo issued $80 million of variable rate Other Long-term Debt due in 2024.

In October 2022, AEPTCo retired $104 million of Senior Unsecured Notes.

In October 2022, APCo retired $100 million of Pollution Control Bonds.

In October 2022, I&M retired $7 million of Notes Payable related to DCC Fuel.

In October 2022, Transource Energy issued $64 million of variable rate Other Long-term Debt due in 2025.

In October 2022, Transource Energy retired $64 million of Other Long-term Debt.

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

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 0.5% of consolidated tangible net assets as of September 30, 2022. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

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

Corporate Borrowing Program - AEP System (Applies to all Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries. The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP. The AEP System Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC. The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of September 30, 2022 and December 31, 2021 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets. The Utility Money Pool participants’ activity and corresponding authorized borrowing limits for the nine months ended September 30, 2022 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings) from		Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money		Short-term
	Utility	Utility	Utility	Utility	Pool as of		Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	September 30, 2022		Limit
	(in millions)
AEP Texas	$348.8	$652.3	$208.1	$319.8	$129.5		$500.0
AEPTCo	480.2	137.0	197.4	31.3	78.7	(a)	820.0	(b)
APCo	438.4	214.2	180.9	52.8	182.1		500.0
I&M	159.1	22.6	86.0	22.1	(82.3)		500.0
OPCo	147.2	246.1	59.9	86.9	(68.8)		500.0
PSO	338.3	432.5	200.9	402.8	(223.5)		400.0
SWEPCo	261.6	156.6	191.0	109.7	(156.3)		400.0

(a)    Amount excludes $5 million of Advances to Affiliates classified as Assets Held for Sale on the AEPTCo balance sheet. See “Dispositions of KPCo and KTCo” section of Note 6 for additional information.
(b)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of September 30, 2022 and December 31, 2021 are included in Advances to Affiliates on the subsidiaries’ balance sheets. The Nonutility Money Pool participants’ activity for the nine months ended September 30, 2022 is described in the following table:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	September 30, 2022
	(in millions)
AEP Texas	$6.9	$6.8	$6.8
SWEPCo	2.1	2.1	2.1

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to and borrowings from AEP as of September 30, 2022 and December 31, 2021 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct borrowing and lending activity with AEP and corresponding authorized borrowing limit for the nine months ended September 30, 2022 are described in the following table:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	September 30, 2022	September 30, 2022	Borrowing Limit
(in millions)
$52.4	$141.8	$7.1	$59.6	$33.0	$—	$50.0	(a)

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Nine Months Ended September 30,
	2022	2021
Maximum Interest Rate	3.39%	0.40%
Minimum Interest Rate	0.10%	0.02%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized for all Registrant Subsidiaries in the following table:

	Average Interest Rate for Funds		Average Interest Rate for Funds
	Borrowed from the Utility Money Pool		Loaned to the Utility Money Pool
	for Nine Months Ended September 30,		for Nine Months Ended September 30,
Company	2022	2021	2022	2021
AEP Texas	0.90%	0.33%	1.82%	0.27%
AEPTCo	1.03%	0.32%	2.14%	0.07%
APCo	1.39%	0.28%	2.13%	0.28%
I&M	1.38%	0.32%	1.46%	0.25%
OPCo	1.81%	0.27%	1.22%	0.15%
PSO	1.70%	0.34%	0.75%	0.06%
SWEPCo	1.67%	0.28%	0.55%	0.38%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	3.39%	0.46%	1.51%	0.41%	0.21%	0.34%
SWEPCo	3.39%	0.46%	1.52%	0.41%	0.21%	0.34%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Nine Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
September 30,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2022	3.39%	0.46%	3.37%	0.46%	1.56%	1.38%
2021	0.86%	0.25%	0.86%	0.25%	0.35%	0.34%

Short-term Debt (Applies to AEP)

Outstanding short-term debt was as follows:

		September 30, 2022		December 31, 2021
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(dollars in millions)
AEP	Securitized Debt for Receivables (b)	$750.0	1.16%	$750.0	0.19%
AEP	Commercial Paper	1,952.3	3.38%	1,364.0	0.34%
AEP	Term Loan	—	—%	500.0	0.81%
	Total Short-term Debt	$2,702.3		$2,614.0

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

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in September 2021 to include a $125 million and a $625 million facility. The $125 million facility was renewed in September 2022 and amended to extend the expiration date to September 2024. The $625 million facility also expires in September 2024. As of September 30, 2022, the affiliated utility subsidiaries are in compliance with all requirements under the agreement.

Accounts receivable information for AEP Credit was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	2.25%	0.18%	1.16%	0.19%
Net Uncollectible Accounts Receivable Written-Off	$9.5	$7.5	$23.1	$22.6

	September 30, 2022	December 31, 2021
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,172.5	$995.2
Short-term – Securitized Debt of Receivables	750.0	750.0
Delinquent Securitized Accounts Receivable	57.4	57.9
Bad Debt Reserves Related to Securitization	39.4	42.8
Unbilled Receivables Related to Securitization	252.3	307.1

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	September 30, 2022	December 31, 2021
	(in millions)
APCo	$127.5	$153.1
I&M	187.8	156.9
OPCo	476.7	392.7
PSO	188.4	114.5
SWEPCo	217.0	153.0

The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2022	2021 (a)	2022	2021 (a)
	(in millions)
APCo	$2.8	$1.3	$5.6	$3.7
I&M	2.8	2.1	6.5	5.3
OPCo	7.3	4.6	22.2	3.5
PSO	2.4	1.1	4.6	2.4
SWEPCo	3.2	1.3	6.0	4.1
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

The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2022	2021	2022	2021
	(in millions)
APCo	$360.4	$342.2	$1,114.9	$980.6
I&M	558.5	536.8	1,574.3	1,478.9
OPCo	874.1	668.4	2,284.0	1,867.5
PSO	588.5	460.1	1,380.4	1,068.8
SWEPCo	593.6	488.5	1,425.3	1,265.5

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

In March 2022, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Traverse during its development and construction. Immediately following the acquisition, PSO and SWEPCo liquidated the entity and simultaneously distributed the Traverse assets in proportion to their undivided ownership interests. Traverse was placed in-service in March 2022. As a result, PSO and SWEPCo incurred additional ARO liabilities of $13 million and $15 million, respectively. See the “North Central Wind Energy Facilities” section of Note 6 for additional information. Additionally, in March 2022, SWEPCo recorded a $13 million revision due to an increase in estimated ash pond closure costs at the Pirkey Plant and the Welsh Plant. In June 2022, SWEPCo recorded a $16 million revision due to an increase in estimated reclamation costs at Sabine. In September 2022, SWEPCo recorded a $14 million revision due to an increase in estimated landfill closure costs at Pirkey Plant.

The following is a reconciliation of the aggregate carrying amounts of ARO for AEP, PSO and SWEPCo:

Company	ARO as of December 31, 2021	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates	ARO as of September 30, 2022
	(in millions)
AEP (a)(b)(c)(d)(e)	$2,741.7	$82.1	$37.4	$(29.4)	$90.9	$2,922.7
PSO (a)(d)	57.6	3.0	12.8	(0.6)	1.9	74.7
SWEPCo (a)(c)(d)	222.7	8.3	15.4	(16.9)	48.0	277.5

(a)Includes ARO related to ash disposal facilities.
(b)Includes ARO related to nuclear decommissioning costs for the Cook Plant of $1.98 billion and $1.93 billion as of September 30, 2022 and December 31, 2021, respectively.
(c)Includes ARO related to Sabine and DHLC.
(d)Includes ARO related to asbestos removal.
(e)Includes $18 million and $18 million as of September 30, 2022 and December 31, 2021, respectively, of ARO classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 6 for additional information.

14. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers

The tables below represent AEP’s reportable segment revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended September 30, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,298.0	$721.9	$—	$—	$—	$—	$2,019.9
Commercial Revenues	725.1	373.0	—	—	—	—	1,098.1
Industrial Revenues	658.5	191.5	—	—	—	(0.3)	849.7
Other Retail Revenues	54.3	15.0	—	—	—	—	69.3
Total Retail Revenues	2,735.9	1,301.4	—	—	—	(0.3)	4,037.0

Wholesale and Competitive Retail Revenues:
Generation Revenues	299.3	—	—	83.7	—	(0.2)	382.8
Transmission Revenues (a)	120.3	162.3	424.9	—	—	(392.7)	314.8
Renewable Generation Revenues (b)	—	—	—	44.3	—	(2.5)	41.8
Retail, Trading and Marketing Revenues	—	—	—	482.9	2.2	0.2	485.3
Total Wholesale and Competitive Retail Revenues	419.6	162.3	424.9	610.9	2.2	(395.2)	1,224.7

Other Revenues from Contracts with Customers (c)	69.7	74.5	(0.3)	1.7	24.3	(31.9)	138.0

Total Revenues from Contracts with Customers	3,225.2	1,538.2	424.6	612.6	26.5	(427.4)	5,399.7

Other Revenues:
Alternative Revenues (b)	0.9	(13.5)	6.3	—	—	4.4	(1.9)
Other Revenues (b) (d)	0.2	5.5	—	122.8	1.8	(2.0)	128.3
Total Other Revenues	1.1	(8.0)	6.3	122.8	1.8	2.4	126.4

Total Revenues	$3,226.3	$1,530.2	$430.9	$735.4	$28.3	$(425.0)	$5,526.1

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $342 million. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Corporate and Other was $18 million. The remaining affiliated amounts were immaterial.
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
(d)Generation & Marketing includes economic hedge activity.

	Three Months Ended September 30, 2022
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$204.0	$—	$360.5	$238.6	$517.9	$299.6	$285.5
Commercial Revenues	107.1	—	161.1	154.3	266.1	153.4	182.3
Industrial Revenues	35.4	—	163.3	155.6	156.1	98.9	108.3
Other Retail Revenues	11.5	—	20.6	1.2	3.5	30.1	0.6
Total Retail Revenues	358.0	—	705.5	549.7	943.6	582.0	576.7

Wholesale Revenues:
Generation Revenues (a)	—	—	107.9	126.3	—	9.4	87.6
Transmission Revenues (b)	140.8	411.7	41.5	8.8	21.5	10.2	42.3
Total Wholesale Revenues	140.8	411.7	149.4	135.1	21.5	19.6	129.9

Other Revenues from Contracts with Customers (c)	9.5	(0.3)	33.7	30.6	64.8	6.4	7.6

Total Revenues from Contracts with Customers	508.3	411.4	888.6	715.4	1,029.9	608.0	714.2

Other Revenues:
Alternative Revenues (d)	0.6	7.1	—	—	(14.1)	0.2	3.3
Other Revenues (d)	—	—	0.3	—	5.5	—	—
Total Other Revenues	0.6	7.1	0.3	—	(8.6)	0.2	3.3

Total Revenues	$508.9	$418.5	$888.9	$715.4	$1,021.3	$608.2	$717.5

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $44 million primarily related to the PPA with KGPCo.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $339 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $15 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
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

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $30 million primarily related to the PPA with KGPCo.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $281 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $17 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues.

	Nine Months Ended September 30, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$3,428.1	$1,884.1	$—	$—	$—	$—	$5,312.2
Commercial Revenues	1,922.8	994.4	—	—	—	—	2,917.2
Industrial Revenues (b)	1,863.3	487.3	—	—	—	(0.7)	2,349.9
Other Retail Revenues	154.6	39.4	—	—	—	—	194.0
Total Retail Revenues	7,368.8	3,405.2	—	—	—	(0.7)	10,773.3

Wholesale and Competitive Retail Revenues:
Generation Revenues (b)	674.8	—	—	207.0	—	(0.1)	881.7
Transmission Revenues (a)	334.4	482.1	1,261.0	—	—	(1,086.5)	991.0
Renewable Generation Revenues (b)	—	—	—	104.9	—	(6.2)	98.7
Retail, Trading and Marketing Revenues (c)	—	—	—	1,280.0	6.7	(11.1)	1,275.6
Total Wholesale and Competitive Retail Revenues	1,009.2	482.1	1,261.0	1,591.9	6.7	(1,103.9)	3,247.0

Other Revenues from Contracts with Customers (d)	180.5	194.2	(0.3)	11.9	59.1	(71.6)	373.8

Total Revenues from Contracts with Customers	8,558.5	4,081.5	1,260.7	1,603.8	65.8	(1,176.2)	14,394.1

Other Revenues:
Alternative Revenues (b)	3.4	(21.5)	(39.6)	—	—	(7.4)	(65.1)
Other Revenues (b) (e)	0.3	18.6	—	410.5	6.9	(6.9)	429.4
Total Other Revenues	3.7	(2.9)	(39.6)	410.5	6.9	(14.3)	364.3

Total Revenues	$8,562.2	$4,078.6	$1,221.1	$2,014.3	$72.7	$(1,190.5)	$14,758.4

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $1 billion. The affiliated revenue for Vertically Integrated Utilities was $120 million. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $11 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Corporate and Other was $36 million. The remaining affiliated amounts were immaterial.
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
(d)Generation & Marketing includes economic hedge activity.

	Nine Months Ended September 30, 2022
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$520.8	$—	$1,131.7	$665.6	$1,363.3	$650.7	$650.0
Commercial Revenues	312.6	—	467.6	419.5	681.9	372.1	458.8
Industrial Revenues (d)	102.6	—	479.0	452.1	384.8	270.0	290.1
Other Retail Revenues	29.2	—	61.4	3.7	10.2	77.1	7.4
Total Retail Revenues	965.2	—	2,139.7	1,540.9	2,440.2	1,369.9	1,406.3

Wholesale Revenues:
Generation Revenues (a)	—	—	227.6	310.9	—	19.2	206.2
Transmission Revenues (b)	417.7	1,218.1	123.4	26.3	64.4	28.9	116.8
Total Wholesale Revenues	417.7	1,218.1	351.0	337.2	64.4	48.1	323.0

Other Revenues from Contracts with Customers (c)	24.4	(0.4)	78.6	86.3	169.6	21.4	18.9

Total Revenues from Contracts with Customers	1,407.3	1,217.7	2,569.3	1,964.4	2,674.2	1,439.4	1,748.2

Other Revenues:
Alternative Revenues (d)	(2.9)	(34.4)	0.1	7.3	(18.6)	(0.7)	0.7
Other Revenues (d)	—	—	0.4	(0.1)	18.6	—	—
Total Other Revenues	(2.9)	(34.4)	0.5	7.2	—	(0.7)	0.7

Total Revenues	$1,404.4	$1,183.3	$2,569.8	$1,971.6	$2,674.2	$1,438.7	$1,748.9

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $122 million primarily relating to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $992 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $44 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
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

Fixed Performance Obligations

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of September 30, 2022. Fixed performance obligations primarily include wholesale transmission services, electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2022	2023-2024	2025-2026	After 2026	Total
	(in millions)
AEP	$318.7	$172.1	$157.8	$96.9	$745.5
AEP Texas	145.8	—	—	—	145.8
AEPTCo	369.4	—	—	—	369.4
APCo	50.1	33.7	26.6	11.5	121.9
I&M	9.7	13.6	9.2	4.5	37.0
OPCo	19.2	3.4	—	—	22.6
PSO	3.4	—	—	—	3.4
SWEPCo	10.9	—	—	—	10.9

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have material contract assets as of September 30, 2022 and December 31, 2021.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheets in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have material contract liabilities as of September 30, 2022 and December 31, 2021.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrant Subsidiaries’ balance sheets within the Accounts Receivable - Customers line item. The Registrant Subsidiaries’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of September 30, 2022 and December 31, 2021. See “Securitized Accounts Receivable - AEP Credit” section of Note 12 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

Company	September 30, 2022	December 31, 2021
	(in millions)
AEP Texas	$—	$0.4
AEPTCo	110.6	95.5
APCo	65.8	117.8
I&M	51.1	61.2
OPCo	61.5	51.7
PSO	36.8	18.8
SWEPCo	20.2	24.7

CONTROLS AND PROCEDURES

During the third quarter of 2022, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2022, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2022 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of risk factors. As of September 30, 2022, the risk factors appearing in AEP’s 2021 Annual Report are supplemented and updated as follows:

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

Supply chain disruptions have contributed to higher prices of components, materials, equipment and other needed commodities and these inflationary increases may continue in the future. The economy in the United States has encountered a material level of inflation and that has contributed to increased uncertainty in the outlook of near-term economic activity, including whether inflation will continue and at what rate. AEP typically recovers increases in capital expenses from customers through rates in regulated jurisdictions. Failure to recover increased capital costs could reduce future net income and cash flows and possibly harm AEP’s financial condition. Increases in inflation raises costs for labor, materials and services, and failure to secure these on reasonable terms may adversely impact AEP’s financial condition.

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

The IRA could change the rate of taxes imposed on AEP. (Applies to all Registrants)

On August 16, 2022, President Biden signed H.R. 5376 into law, commonly known as the Inflation Reduction Act of 2022 or IRA. Most notably this budget reconciliation legislation creates a 15% minimum tax on adjusted financial statement income (Corporate Alternative Minimum Tax or CAMT), extends and increases the value of PTCs and ITCs, adds a nuclear and clean hydrogen PTC, an energy storage ITC and allows the sale or transfer of tax credits to third parties for cash. Additional guidance on the tax provisions in the IRA is expected from the Treasury and the IRS. The regulatory treatment of the impacts of this legislation will also be subject to the discretion of the FERC and state public utility commissions. Any adverse development in this legislation, including guidance from Treasury and the IRS or unfavorable regulatory treatment, could reduce future cash flows and impact financial condition.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act. Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended September 30, 2022.

Item 5.  Other Information

None.

Item 6.  Exhibits

The documents designated with an (*) below have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof.

Exhibit	Description	Previously Filed as Exhibit to:

APCo‡ File No. 1-3457

4	Company Order and Officer’s Certificate between APCo and The Bank of New York Mellon Trust Company, N.A. as Trustee dated August 1, 2022 establishing terms of the 4.50% Senior Notes, Series BB, due 2032.	Form 8-K dated August 1, 2022 Exhibit 4(a)

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
10	Amendment to Stock Purchase Agreement dated September 29, 2022 among AEP, AEPTCo and Liberty Utilities Co.	X		X
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
95	Mine Safety Disclosures								X
101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

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

Date:  October 27, 2022