Form 10-K
period 2022-12-31
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2023-02-23
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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

	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Nonaffiliates of the Registrants as of June 30, 2022 the Last Trading Date of the Registrants' Most Recently Completed Second Fiscal Quarter	Number of Shares of Common Stock Outstanding of the Registrants as of December 31, 2022
American Electric Power Company, Inc.	$49,300,311,811	513,866,081
		($6.50 par value)
AEP Texas Inc.	None	100
		($0.01 par value)
AEP Transmission Company, LLC (a)	None	NA

Appalachian Power Company	None	13,499,500
		(no par value)
Indiana Michigan Power Company	None	1,400,000
		(no par value)
Ohio Power Company	None	27,952,473
		(no par value)
Public Service Company of Oklahoma	None	9,013,000
		($15 par value)
Southwestern Electric Power Company	None	3,680
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

Documents Incorporated By Reference

Description	Part of Form 10-K into which Document is Incorporated

Portions of Proxy Statement of American Electric Power Company, Inc. for 2023 Annual Meeting of Shareholders.	Part III

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

AEP Credit	AEP Credit, Inc., a consolidated VIE of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP East Companies	APCo, I&M, KGPCo, KPCo, OPCo and WPCo.
AEP Energy	AEP Energy, Inc., a wholly-owned retail electric supplier for customers in Ohio, Illinois and other deregulated electricity markets throughout the United States.
AEP Energy Supply, LLC	A nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
AEP OnSite Partners	A division of AEP Energy Supply, LLC that builds, owns, operates and maintains customer solutions utilizing existing and emerging distributed technologies.
AEP Renewables	A division of AEP Energy Supply, LLC that develops and/or acquires large scale renewable projects that are backed with long-term contracts with creditworthy counter parties.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEP Wind Holdings, LLC	Acquired in April 2019 as Sempra Renewables LLC, develops, owns and operates, or holds interests in, wind generation facilities in the United States.
AEPEP	AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, hedging activities, asset management and commercial and industrial sales in deregulated markets.
AEPRO	AEP River Operations, LLC, a commercial barge operation sold in November 2015.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a wholly-owned subsidiary of AEP Transmission Holdco, is an intermediate holding company that owns the State Transcos.
AEPTCo Parent	AEP Transmission Company, LLC, the holding company of the State Transcos within the AEPTCo consolidation.
AEPTHCo	AEP Transmission Holding Company, LLC, a subsidiary of AEP, an intermediate holding company that owns transmission operations joint ventures and AEPTCo.
AFUDC	Allowance for Equity Funds Used During Construction.
AGR	AEP Generation Resources Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
ALJ	Administrative Law Judge.
AOCI	Accumulated Other Comprehensive Income.
APCo	Appalachian Power Company, an AEP electric utility subsidiary.
Appalachian Consumer Rate Relief Funding
Appalachian Consumer Rate Relief Funding LLC, a wholly-owned subsidiary of APCo and a consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to the under-recovered ENEC deferral balance.

APTCo	AEP Appalachian Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
i

Term	Meaning

APSC	Arkansas Public Service Commission.
ARAM	Average Rate Assumption Method, an IRS approved method used to calculate the reversal of Excess ADIT for rate-making purposes.
ARO	Asset Retirement Obligations.
ASU	Accounting Standards Update.
ATM	At-the-Market.
CAA	Clean Air Act.
CARES Act	Coronavirus Aid, Relief, and Economic Security Act signed into law in March 2020.
CCR	Coal Combustion Residual.
CLECO	Central Louisiana Electric Company, a nonaffiliated utility company.
CO2	Carbon dioxide and other greenhouse gases.
CO2e	Carbon dioxide equivalent.
Conesville Plant	A retired, single unit coal-fired generation plant totaling 651 MW located in Conesville, Ohio. The plant was jointly-owned by AGR and a nonaffiliate.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,296 MW nuclear plant owned by I&M.
COVID-19	Coronavirus 2019, a highly infectious respiratory disease. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic.
CRES provider	Competitive Retail Electric Service providers under Ohio law that target retail customers by offering alternative generation service.
CSAPR	Cross-State Air Pollution Rule.
CSPCo	Columbus Southern Power Company, a former AEP electric utility subsidiary that was merged into OPCo effective December 31, 2011.
CWA	Clean Water Act.
CWIP	Construction Work in Progress.
DCC Fuel
DCC Fuel XI, DCC Fuel XII, DCC Fuel XIII, DCC Fuel XIV, DCC Fuel XV, DCC Fuel XVI, DCC Fuel XVII and DCC Fuel XVIII consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.

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

Excess ADIT	Excess accumulated deferred income taxes.
FAC	Fuel Adjustment Clause.
FASB	Financial Accounting Standards Board.
Federal EPA	United States Environmental Protection Agency.
FERC	Federal Energy Regulatory Commission.

Term	Meaning

FGD	Flue Gas Desulfurization or scrubbers.
FIP	Federal Implementation Plan.
FTR
Financial Transmission Right, a financial instrument that entitles the holder to receive compensation for certain congestion-related transmission charges that arise when the power grid is congested resulting in differences in locational prices.

GAAP	Accounting Principles Generally Accepted in the United States of America.
GHG	Greenhouse gas.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IMTCo	AEP Indiana Michigan Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
IRA	On August 16, 2022 President Biden signed into law legislation commonly referred to as the “Inflation Reduction Act” (IRA).
IRS	Internal Revenue Service.
ITC	Investment Tax Credit.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KTCo	AEP Kentucky Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
kV	Kilovolt.
KWh	Kilowatt-hour.
Liberty	Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corporation.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
Maverick	Maverick, part of the North Central Wind Energy Facilities, consists of 287 MWs of wind generation in Oklahoma.
MISO	Midcontinent Independent System Operator.
Mitchell Plant	A two unit, 1,560 MW coal-fired power plant located in Moundsville, West Virginia. The plant is jointly owned by KPCo and WPCo.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
NERC	North American Electric Reliability Corporation.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NCWF	North Central Wind Energy Facilities, a joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,484 MWs of wind generation.
NOL	Net operating losses.
NOLC	Net operating loss carryforwards.
NOx	Nitrogen oxide.
NPDES	National Pollutant Discharge Elimination System.
NRC	Nuclear Regulatory Commission.
NSR	New Source Review.

Term	Meaning

OATT	Open Access Transmission Tariff.
OCC	Corporation Commission of the State of Oklahoma.
ODFA	Oklahoma Development Finance Authority.
OHTCo	AEP Ohio Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
Oklaunion Power Station	A retired, single unit coal-fired generation plant totaling 650 MW located in Vernon, Texas. The plant was jointly-owned by AEP Texas, PSO and certain nonaffiliated entities.
OKTCo	AEP Oklahoma Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefits.
Operating Agreement
Agreement, dated January 1, 1997, as amended, by and among PSO and SWEPCo governing generating capacity allocation, energy pricing, and revenues and costs of third-party sales.  AEPSC acts as the agent.

OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PATH-WV	PATH West Virginia Transmission Company, LLC, a joint venture-owned 50% by FirstEnergy and 50% by AEP.
PCA	Power Coordination Agreement among APCo, I&M, KPCo and WPCo.
PFD	Proposal for Decision.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSA	Purchase and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PTC	Production Tax Credit.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Racine	A generation plant consisting of two hydroelectric generating units totaling 48 MWs located in Racine, Ohio and formerly owned by AGR. Racine was sold to a nonaffiliate in December 2021.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
REP	Texas Retail Electric Provider.
Restoration Funding
AEP Texas Restoration Funding LLC, a wholly-owned subsidiary of AEP Texas and a consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to storm restoration in Texas primarily caused by Hurricane Harvey.

Risk Management Contracts	Trading and non-trading derivatives, including those derivatives designated as cash flow and fair value hedges.
Rockport Plant	A generation plant, jointly-owned by AEGCo and I&M, consisting of two 1,310 MW coal-fired generating units near Rockport, Indiana.
ROE	Return on Equity.
RPM	Reliability Pricing Model.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.

Term	Meaning

Sabine	Sabine Mining Company, a lignite mining company that is a consolidated VIE for AEP and SWEPCo.
Santa Rita East	Santa Rita East Wind Holdings, LLC, a consolidated VIE whose sole purpose is to own and operate a 302 MW wind generation facility in west Texas in which AEP owns an 85% interest.
SEC	U.S. Securities and Exchange Commission.
Sempra Renewables LLC	Sempra Renewables LLC, acquired in April 2019 (subsequently renamed as AEP Wind Holdings LLC), consists of 724 MWs of wind generation and battery assets in the United States.
SIA	System Integration Agreement, effective June 15, 2000, as amended, provides contractual basis for coordinated planning, operation and maintenance of the power supply sources of the combined AEP.
SIP	State Implementation Plan.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
SSO	Standard service offer.
State Transcos	AEPTCo’s seven wholly-owned, FERC regulated, transmission only electric utilities, which are geographically aligned with AEP's existing utility operating companies.
Sundance	Sundance, acquired in April 2021 as part of the North Central Wind Energy Facilities, consists of 199 MWs of wind generation in Oklahoma.
SWEPCo	Southwestern Electric Power Company, an AEP electric utility subsidiary.
SWTCo	AEP Southwestern Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
TA	Transmission Agreement, effective November 2010, among APCo, I&M, KGPCo, KPCo, OPCo and WPCo with AEPSC as agent.
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
Transition Funding
AEP Texas Central Transition Funding III LLC, a wholly-owned subsidiary of AEP Texas and consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to restructuring legislation in Texas.

Transource Energy
Transource Energy, LLC, a consolidated VIE formed for the purpose of investing in utilities which develop, acquire, construct, own and operate transmission facilities in accordance with FERC-approved rates.

Traverse	Traverse, part of the North Central Wind Energy Facilities, consists of 998 MWs of wind generation in Oklahoma.
Trent	Trent Wind Farm LLC, a 156 MW wind electricity generation facility located in west Texas in which AEP owns a 100% interest.
Turk Plant	John W. Turk, Jr. Plant, a 650 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
UMWA	United Mine Workers of America.
UPA	Unit Power Agreement.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
v

Term	Meaning

WPCo	Wheeling Power Company, an AEP electric utility subsidiary.
WVPSC	Public Service Commission of West Virginia.
WVTCo	AEP West Virginia Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.

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
•
The impact of pandemics and any associated disruption of AEP’s business operations due to impacts on economic or market conditions, costs of compliance with potential government regulations, electricity usage, supply chain issues, customers, service providers, vendors and suppliers.

•	The economic impact of increased global trade tensions including the conflict between Russia and Ukraine, and the adoption or expansion of economic sanctions or trade restrictions.
•	Inflationary or deflationary interest rate trends.
•	Volatility and disruptions in financial markets precipitated by any cause, including failure to make progress on federal budget or debt ceiling matters; particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (i) if expected sources of capital, such as proceeds from the sale of assets or subsidiaries, do not materialize or do not materialize at the level anticipated, and (ii) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Decreased demand for electricity.
•	Weather conditions, including storms and drought conditions, and the ability to recover significant storm restoration costs.
•	The cost of fuel and its transportation, the creditworthiness and performance of fuel suppliers and transporters and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to transition from fossil generation and the ability to build or acquire renewable generation, transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms, including favorable tax treatment, and to recover those costs.
•	New legislation, litigation or government regulation, including changes to tax laws and regulations, oversight of nuclear generation, energy commodity trading and new or heightened requirements for reduced emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	The impact of federal tax legislation on results of operations, financial condition, cash flows or credit ratings.
•	The risks before, during and after generation of electricity associated with the fuels used or the byproducts and wastes of such fuels, including coal ash and SNF.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation.
•	The ability to constrain operation and maintenance costs.
•	Prices and demand for power generated and sold at wholesale.

•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.
•	The impact of changing expectations and demands of customers, regulators, investors and stakeholders, including heightened emphasis on environmental, social and governance concerns.
•	Changes in utility regulation and the allocation of costs within RTOs including ERCOT, PJM and SPP.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB, captive insurance entity and nuclear decommissioning trust and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars and military conflicts, the effects of terrorism (including increased security costs), embargoes, naturally occurring and human-caused fires, cyber-security threats and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel.

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

As of December 31, 2022, the subsidiaries of AEP had a total of 16,974 employees. Because it is a holding company rather than an operating company, AEP has no employees. The material subsidiaries of AEP are as follows:

AEP Texas

Organized in Delaware in 1925, AEP Texas is engaged in the transmission and distribution of electric power to approximately 1,094,000 retail customers through REPs in west, central and southern Texas.  As of December 31, 2022, AEP Texas had 1,594 employees.  Among the principal industries served by AEP Texas are petroleum and coal products manufacturing, chemical manufacturing, oil and gas extraction, pipeline transportation and support activities for mining.  The territory served by AEP Texas also includes several military installations. AEP Texas is a member of ERCOT.  AEP Texas is part of AEP’s Transmission and Distribution Utilities segment.

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

APCo

Organized in Virginia in 1926, APCo is engaged in the generation, transmission and distribution of electric power to approximately 965,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. APCo owns 6,681 MWs of generating capacity.  APCo uses its generation to serve its retail and other customers.  As of December 31, 2022, APCo had 1,650 employees. Among the principal industries served by APCo are coal-mining, primary metals, pipeline transportation, chemical manufacturing and paper manufacturing. APCo is a member of PJM.  APCo is part of AEP’s Vertically Integrated Utilities segment.

I&M

Organized in Indiana in 1907, I&M is engaged in the generation, transmission and distribution of electric power to approximately 609,000 retail customers in northern and eastern Indiana and southwestern Michigan, and in supplying and marketing electric power at wholesale to other electric utility companies, rural electric cooperatives, municipalities and other market participants.  I&M owns or leases 3,662 MWs of generating capacity, which it uses to serve its retail and other customers.  In December 2022, the Rockport Plant, Unit 2 lease ended and I&M and AEGCo acquired 100% of the interests in the Rockport Plant.  AEGCo’s 50% ownership share of Rockport Plant, Unit 2 is being billed to I&M under a FERC-approved UPA.  I&M’s purchased power from AEGCo and I&M’s 50% ownership share of Rockport Plant, Unit 2 electricity generated represents a merchant resource for I&M until Rockport Plant, Unit 2 is retired in 2028. As of December 31, 2022, I&M had 2,016 employees. Among the principal industries served are primary metals, transportation equipment, chemical manufacturing, plastics and rubber products and fabricated metal product manufacturing.  I&M is a member of PJM.  I&M is part of AEP’s Vertically Integrated Utilities segment.

KPCo

Organized in Kentucky in 1919, KPCo is engaged in the generation, transmission and distribution of electric power to approximately 163,000 retail customers in eastern Kentucky, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants.  KPCo owns 1,075 MWs of generating capacity.  KPCo uses its generation to serve its retail and other customers.  As of December 31, 2022, KPCo had 285 employees. Among the principal industries served are petroleum and coal products manufacturing, chemical manufacturing, coal-mining, oil and gas extraction and pipeline transportation.  KPCo is a member of PJM.  KPCo is part of AEP’s Vertically Integrated Utilities segment. In October 2021, AEP entered into a Stock Purchase Agreement to sell KPCo to Liberty Utilities Co. The closing of the sale is subject to receipt of FERC authorization under Section 203 of the Federal Power Act and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

KGPCo

Organized in Virginia in 1917, KGPCo provides electric service to approximately 49,000 retail customers in Kingsport and eight neighboring communities in northeastern Tennessee. KGPCo does not own any generating facilities and is a member of PJM. It purchases electric power from APCo for distribution to its customers. As of December 31, 2022, KGPCo had 53 employees. KGPCo is part of AEP’s Vertically Integrated Utilities segment.

OPCo

Organized in Ohio in 1907 and re-incorporated in 1924, OPCo is engaged in the transmission and distribution of electric power to approximately 1,521,000 retail customers in Ohio.  OPCo purchases energy and capacity at auction to serve generation service customers who have not switched to a competitive generation supplier.  As of December 31, 2022, OPCo had 1,713 employees.  Among the principal industries served by OPCo are primary metals, petroleum and coal products manufacturing, plastics and rubber products, chemical manufacturing, pipeline transportation and data centers. OPCo is a member of PJM.  OPCo is part of AEP’s Transmission and Distribution Utilities segment.

PSO

Organized in Oklahoma in 1913, PSO is engaged in the generation, transmission and distribution of electric power to approximately 575,000 retail customers in eastern and southwestern Oklahoma, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants.  PSO owns 4,380 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2022, PSO had 1,030 employees. Among the principal industries served by PSO are paper manufacturing, oil and gas extraction, petroleum and coal products manufacturing, plastics and rubber products and pipeline transportation. PSO is a member of SPP.  PSO is part of AEP’s Vertically Integrated Utilities segment.

SWEPCo

Organized in Delaware in 1912, SWEPCo is engaged in the generation, transmission and distribution of electric power to approximately 551,000 retail customers in northeastern and panhandle of Texas, northwestern Louisiana and western Arkansas, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. SWEPCo owns 5,585 MWs of generating capacity, which it uses to serve its retail and other customers.  As of December 31, 2022, SWEPCo had 1,372 employees. Among the principal industries served by SWEPCo are petroleum and coal products manufacturing, food manufacturing, paper manufacturing, oil and gas extraction and chemical manufacturing. The territory served by SWEPCo includes several military installations, colleges and universities. SWEPCo also owns and operates a lignite coal-mining operation. SWEPCo is a member of SPP.  SWEPCo is part of AEP’s Vertically Integrated Utilities segment.

WPCo

Organized in West Virginia in 1883 and re-incorporated in 1911, WPCo provides electric service to approximately 41,000 retail customers in northern West Virginia and in supplying and marketing electric power at wholesale to other market participants. WPCo owns 780 MWs of generating capacity which it uses to serve its retail and other customers. As of December 31, 2022, WPCo had 220 employees. Among the principal industries served by WPCo are coal-mining, primary metals, pipeline transportation, chemical manufacturing and paper manufacturing. WPCo is a member of PJM.  WPCo is part of AEP’s Vertically Integrated Utilities segment.

Service Company Subsidiary

AEPSC is a service company subsidiary that provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to AEP subsidiaries. The executive officers of AEP and certain of the executive officers of its public utility subsidiaries are employees of AEPSC. As of December 31, 2022, AEPSC had 6,572 employees.

Public Utility Subsidiaries by Jurisdiction

The following table illustrates certain regulatory information with respect to the jurisdictions in which the public utility subsidiaries of AEP operate:

Principal Jurisdiction	AEP Utility Subsidiaries Operating in that Jurisdiction	Authorized Return on Equity (a)
FERC	AEPTCo - PJM	10.35%	(b)
	AEPTCo - SPP	10.50%

Ohio	OPCo	9.70%

West Virginia	APCo	9.75%
	WPCo	9.75%

Virginia	APCo	9.20%

Indiana	I&M	9.70%

Michigan	I&M	9.86%

Texas	AEP Texas	9.40%
	SWEPCo	9.25%	(c)

Tennessee	KGPCo	9.50%

Kentucky	KPCo	9.30%

Louisiana	SWEPCo	9.50%

Arkansas	SWEPCo	9.50%

Oklahoma	PSO	9.40%

(a)Identifies the predominant current authorized ROE, and may not include other, less significant, permitted recovery.  Actual ROE varies from authorized ROE.
(b)In December 2022, the FERC issued an order removing the 50 basis point RTO incentive from OHTCo transmission formula rates effective February 2022, reducing OHTCo’s authorized ROE to 9.85%.
(c)In February 2022, SWEPCo filed a motion for rehearing with the PUCT challenging several errors in the final order, which included a challenge of the approved ROE. In April 2022, the PUCT denied the motion for rehearing. In May 2022, SWEPCo filed a petition for review with the Texas District Court seeking a judicial review of the several errors challenged in the PUCT’s final order.

(a)Pretax income does not include intercompany eliminations.
(b)Excludes $363 million loss on expected sale of the Kentucky Operations.

CLASSES OF SERVICE

AEP and subsidiaries recognize revenues from customers for retail and wholesale electricity sales and electricity transmission and distribution delivery services. AEP’s subsidiaries within the Vertically Integrated Utilities, Transmission and Distribution Utilities, AEP Transmission Holdco and Generation & Marketing segments derive revenue from the following sources: Retail Revenues, Wholesale and Competitive Retail Revenues, Other Revenues from Contracts with Customers and Alternative Revenues. For further information relating to the sources of revenue for the Registrants, see Note 19 - Revenues from Contracts with Customers for additional information.

FINANCING

General

Companies within the AEP System generally use short-term debt to finance working capital needs.  Short-term debt may also be used to finance acquisitions, construction and redemption or repurchase of outstanding securities until such needs can be financed with long-term debt.  In recent history, short-term funding needs have been provided for by cash on hand, term loan issuances and AEP’s commercial paper program.  Funds are made available to subsidiaries under the AEP corporate borrowing program.  Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity.  See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report for additional information.

AEP’s revolving credit agreement (which backstops the commercial paper program) includes covenants and events of default typical for this type of facility, including a maximum debt/capital test.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of its major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under the credit agreement. As of December 31, 2022, AEP was in compliance with its debt covenants.  With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreement.  A voluntary bankruptcy or insolvency of AEP or one of its significant subsidiaries would be considered an immediate termination event.  See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report for additional information.

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

In January 2020, the Federal EPA issued a final rule revising the scope of the “waters of the United States” subject to CWA regulation. In August 2021, this rule was vacated by a federal court and shortly thereafter, in December 2021, the Federal EPA proposed a rule that would roll back the definition of “waters of the United States” to the pre-2015 definition. That rule was finalized in January 2023 and becomes effective in March 2023. See “Environmental Issues - Clean Water Act Regulations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report for additional information.

Coal Ash Regulation

AEP’s operations produce a number of different coal combustion by-products, including fly ash, bottom ash, gypsum and other materials.  A rule by the Federal EPA regulates the disposal and beneficial re-use of coal combustion residuals, including fly ash and bottom ash generated at coal-fired electric generating units.  The rule requires certain standards for location, groundwater monitoring and dam stability to be met at landfills and certain surface impoundments at operating facilities. If existing disposal facilities cannot meet these standards, they will be required to close. In August 2020, the Federal EPA revised the CCR rule to include a requirement that unlined CCR storage ponds cease operations and initiate closure by April 11, 2021. The revised rule provides two options for seeking an extension of that date. AEP filed extension requests for seven facilities, to date, the Federal EPA has not finalized any of those requests. In July 2022, the Federal EPA proposed a conditional approval of the extension request for AEP’s Mountaineer facility, but that request has since been withdrawn. See “Environmental Issues - Coal Combustion Residual (CCR) Rule” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report for additional information.

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

Each state identifies the areas within its boundaries that meet the NAAQS (attainment areas) and those that do not (non-attainment areas).  Each state must develop a SIP to bring non-attainment areas into compliance with the NAAQS and maintain good air quality in attainment areas.  All SIPs are submitted to the Federal EPA for approval.  If a state fails to develop adequate plans, the Federal EPA develops and implements a plan.  As the Federal EPA reviews the NAAQS and establishes new concentration levels, the attainment status of areas can change and states may be required to develop new SIPs.  See “Environmental Issues - Clean Air Act Requirements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report for additional information.

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

Cross State Air Pollution

CSAPR is a regional trading program designed to address interstate transport of emissions that contribute significantly to non-attainment and maintenance of the ozone and PM NAAQS in downwind states. CSAPR relies on SO2 and NOX allowances and individual state budgets to compel further emission reductions from electric utility generating units. Interstate trading of allowances is allowed on a restricted basis. In January 2021, the Federal EPA finalized a revised CSAPR rule, which substantially reduces the ozone season NOX budgets in 2021-2024. Several utilities and other entities potentially subject to the Federal EPA’s NOX regulations have challenged that final rule in the U.S. Court of Appeals for the District of Columbia Circuit and oral arguments were held in September 2022. Management cannot predict the outcome of that litigation, but believes it can meet the requirements of the rule in the near term, and is evaluating its compliance options for later years, when the budgets are further reduced. In addition, in February 2023, the EPA Administrator finalized the denial of 2015 Ozone NAAQS SIPs for 19 states. A FIP that further revises the ozone season NOX budgets under the existing CSAPR program in those states is expected to be finalized in the spring of 2023 and will likely take effect for the 2023 ozone season. Management is evaluating the impacts of the rule changes.

Climate Change

In October 2022, AEP announced new intermediate and long-term CO2 emission reduction goals, based on the output of AEP’s integrated resource plans. See “Corporate Governance” section for additional information.

To date, the Federal EPA has twice taken action to regulate CO2 emissions from new and existing fossil fueled electric generating units under the existing provisions of the CAA and both attempts have been struck down by the courts.  The Federal EPA has announced it expects to propose a new rule in 2023. Management expects emissions to continue to decline over time as AEP diversifies generating sources and operates fewer coal units. The projected decline in coal-fired generation is due to a number of factors, including the ongoing cost of operating older units, the relative cost of coal and natural gas as fuel sources, increasing environmental regulations requiring significant capital investments and changing commodity market fundamentals.

Transforming AEP’s Generation Fleet

The electric utility industry is in the midst of an historic transformation, driven by changing customer needs, evolving public policies, stakeholder demands, demographics, competitive offerings, technologies and commodity prices. AEP is also transforming to be more agile and customer-focused as a valued provider of energy solutions. AEP’s long-term commitment to reduce CO2 emissions reflects the current direction of the company’s resource plans to meet those needs. As of December 31, 2022, the AEP System owned generating capacity of approximately 25,000 MWs. In 2022, coal represented 41% of AEP’s generating capacity compared with 70% in 2005. Transforming AEP’s generation portfolio to include, where there is regulatory support, more renewable energy and focusing on the efficient use of energy, demand response, distributed resources and technology solutions to more efficiently manage the grid over time is part of this strategy.

The graph below summarizes AEP’s generation capacity by resource type for the years 1999, 2005 and 2022:

80%
60%
40%
20%
0%
Capacity
66%
70%
41%
22%
19%
27%
7%
6%
7%
4%
4%
23%
1%
1%
2%
Coal
Natural Gas
Nuclear
Hydro, Wind, Solar & Storage
Energy Efficiency/ Demand Response (a)
1999
2005
2022

(a)    Energy Efficiency/Demand Response represents avoided capacity rather than physical assets.

Renewable Sources of Energy

The states AEP serves, other than Kentucky, Oklahoma, West Virginia and Tennessee, have established mandatory or voluntary programs to increase the use of energy efficiency, alternative energy or renewable energy sources. Management actively monitors AEP’s compliance position and is on pace to meet the relevant requirements or benchmarks in each applicable jurisdiction.

As of December 31, 2022, AEP’s regulated utilities had long-term contracts for 2,750 MWs of wind, 80 MWs of hydro and 65 MWs of solar power. Additionally, AEP’s regulated utilities own and operate 1,484 MWs of wind, 805 MWs of hydro and 36 MWs of solar power delivering renewable energy to the companies’ customers.

I&M owns four solar projects that make up I&M’s 15 MW Clean Energy Solar Pilot Project and its 20 MW St. Joseph solar facility went into operation in 2021. In 2020, PSO received approval from the OCC and SWEPCo received approval from the APSC and LPSC to acquire the NCWF, comprised of three Oklahoma wind facilities totaling 1,484 MWs, on a fixed cost turn-key basis at completion. Both the APSC and LPSC approved the flex-up option, agreeing to acquire the Texas portion, which the PUCT denied. PSO owns 45.5% and SWEPCo owns 54.5% of the project, which cost approximately $2 billion. The 199 MW Sundance wind facility was acquired and placed in service in April 2021 and the 287 MW Maverick wind facility was acquired and placed in service in September 2021. The 998 MW Traverse wind facility was acquired and placed in service in March 2022.

AEP’s regulated utilities have significant plans to add new renewable generation. SWEPCo is seeking approval from state regulators to acquire three renewable energy projects totaling 999 MWs. PSO is seeking approval from its state regulator to acquire 996 MW of new renewable projects. Additionally, AEP’s regulated utilities issued RFPs in 2022 seeking additional owned renewable energy projects totaling 4,800 MWs.

The growth of AEP’s renewable generation portfolio reflects the company’s strategy to diversify generation resources to provide clean energy options to customers that meet both their energy and capacity needs.  In addition to gradually reducing AEP’s reliance on coal-fueled generating units, the growth of renewables and natural gas helps AEP to maintain a diversity of generation resources.

The integrated resource plans submitted to state regulatory commissions by AEP’s regulated utility subsidiaries reflect AEP’s strategy to balance reliability and cost with customers’ desire for clean energy in a carbon-constrained world.  AEP has committed significant capital investments to modernize the electric grid and integrate these new resources.  Transmission assets of the AEP System interconnect approximately 22,600 MWs of renewable generation.

AEP Energy Supply, LLC is a holding company with several divisions, including AEP Renewables and AEP OnSite Partners.

AEP Renewables develops, owns and operates utility scale renewable projects backed with long-term contracts with creditworthy counterparties throughout the United States.  In February 2022, AEP management announced the beginning of a process to sell all or a portion of AEP Renewables’ competitive contracted renewables portfolio. During November 2022, the 235 MW Flat Ridge 2 wind facility was sold. For more information on the pending sale of the competitive contracted renewables portfolio, see the “Contracted Renewable Generation Facilities” section of Management’s Discussion and Analysis. As of December 31, 2022, AEP Renewables owned projects operating in 11 states, including approximately 1,200 MWs of installed wind capacity and 165 MWs of installed solar capacity.

AEP OnSite Partners works directly with wholesale and large retail customers to provide tailored solutions to reduce their energy costs based upon market knowledge, innovative applications of technology and deal structuring capabilities.  AEP OnSite Partners targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions that create value for customers.  AEP OnSite Partners pursues and develops behind the meter projects with creditworthy customers.  As of December 31, 2022, AEP OnSite Partners owned projects located in 22 states, including approximately 168 MWs of installed solar capacity, and approximately 26 MWs of solar projects under construction.

End Use Energy Efficiency

Beginning in 2008, AEP ramped up efforts to reduce energy consumption and peak demand through the introduction of additional energy efficiency and demand response programs. These programs, commonly and collectively referred to as demand side management, were implemented in jurisdictions where appropriate cost recovery was available. Since that time, AEP operating company programs have reduced annual consumption by over 10 million MWhs and peak demand by approximately 3,313 MWs. Management estimates that its operating companies spent approximately $1.6 billion since 2008 to achieve these levels.

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

Management believes its experience providing robust energy efficiency programs in several states positions AEP to be a cost-effective provider of these programs as states develop their implementation plans.

Corporate Governance

In response to environmental issues and in connection with its assessment of AEP’s strategic plan, the Board of Directors continually reviews the risks posed by new environmental rules and requirements that could alter the retirement date of coal-fired generation assets. The Board of Directors is informed of new environmental regulations and proposed environmental regulations or legislation that would significantly affect AEP.  In addition, the Board holds extended meetings twice a year to provide extra time for a more robust review of the Company’s strategy, including discussions about carbon and carbon risk. The Board’s Committee on Directors and Corporate Governance oversees AEP’s annual Corporate Sustainability Report, which includes information about AEP’s environmental, social, governance and financial performance.

AEP originally set CO2 emission reduction goals in 2018 after considering input from its annual corporate governance outreach effort with shareholders.

In October 2022, AEP announced new intermediate and long-term CO2 emission reduction goals, based on the output of the AEP’s integrated resource plans, which take into account economics, customer demand, grid reliability and resiliency, regulations and the company’s current business strategy. AEP adjusted its near-term CO2 emission reduction target from a 2000 baseline to a 2005 baseline, upgraded its 80% reduction by 2030 target to include full Scope 1 emissions and accelerated its net-zero goal by five years to 2045. AEP’s total Scope 1 GHG estimated emissions in 2022 were approximately 52.5 million metric tons, a 65% reduction from AEP’s 2005 Scope 1 GHG emissions (inclusive of emission reductions that result from plants that have been sold). AEP has made significant progress in reducing CO2 emissions from its power generation fleet and expects its emissions to continue to decline. Technological advances, including advanced energy storage, advanced nuclear reactors, hydrogen production and public policies are among the factors that will determine how quickly AEP can achieve net-zero emissions while continuing to provide reliable, affordable power for customers.

Other Environmental Issues and Matters

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes costs for environmental remediation upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites.  See “The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation” section of Note 6 included in the 2022 Annual Report for additional information.

Environmental Investments

Investments related to improving AEP System plants’ environmental performance and compliance with environmental quality standards during 2020, 2021 and 2022 and the current estimate for 2023 are shown below. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends and the ability to access capital.  In addition to the amounts set forth below, AEP expects to make investments in future years in connection with the modification and addition at generation plants’ facilities for environmental quality controls.  Such future investments are needed in order to comply with environmental standards that have been adopted and have deadlines for compliance after 2022 or have been proposed and may be adopted.  Future investments could be significantly greater if emissions reduction requirements are accelerated or otherwise become more stringent or in response to rules governing the beneficial use and disposal of coal combustion by-products. The cost of complying with applicable environmental laws, regulations and rules is expected to be significant to the AEP System. AEP typically recovers costs of complying with environmental standards from customers through rates in regulated jurisdictions.  Failure to recover these costs could reduce future net income and cash flows and possibly harm AEP’s financial condition.  See “Environmental Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 - Commitments, Guarantees and Contingencies included in the 2022 Annual Report for additional information.

Historical and Projected Environmental Performance and Compliance Investments

	2020	2021	2022	2023
	Actual	Actual	Actual	Estimate (a)
	(in millions)
AEP (b)	$102.2	$94.3	$225.9	$150.7
APCo	21.3	60.0	129.0	65.9
I&M	31.8	7.2	5.0	—
PSO	—	—	—	0.2
SWEPCo	(3.6)	3.9	18.2	4.8

(a)Estimated amounts are exclusive of debt AFUDC.
(b)Includes expenditures of the subsidiaries shown and other subsidiaries not shown. The figures reflect construction expenditures, not investments in subsidiary companies.

Management currently estimates investments related to improving AEP System plants’ environmental performance and compliance with environmental quality standards will be less than $100 million annually for the years 2024 through 2026. These cost estimates could change based on: (a) potential state rules that impose more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) actual performance of the pollution control technologies installed, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity, (g) compliance with the Federal EPA’s revised coal combustion residual rules and (h) timing of implementation.

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

The following table shows AEP’s number of employees by subsidiary as of December 31, 2022:

Subsidiary	Number of Employees
AEPSC	6,572
AEP Texas	1,594
APCo	1,650
I&M	2,016
OPCo	1,713
PSO	1,030
SWEPCo	1,372
Other	1,027
Total AEP	16,974

Of AEP’s 16,974 employees, less than 0.1% are Traditionalists (born before 1946), approximately 20% are Baby Boomers (born 1946-1964), approximately 37% are Generation X (born 1965-1980), approximately 38% are Millennials (born 1981-1996) and approximately 5% are Generation Z (born after 1996).

Safety

Achieving Zero Harm means every employee returns home at the end of their shift in the same condition as when they came to work. Zero Harm is what we value most and commit to wholeheartedly. It is hard work, as it requires full focus every moment of every day. We hold ourselves accountable and we are always striving to be better. AEP has put tools, training and processes in place to strengthen our safety-first culture and mindset. AEP’s focus is on learning from events and has proactive programs to prevent harm. One common industry safety metric utilized by AEP to track incidents is the Days Away/Restricted or Transferred (DART) rate. A DART event is an event that results in one or more lost days, one or more restricted days or results in an employee transferring to a different job within the company. The DART rate is a mathematical calculation (number of DART events multiplied by 200,000 work hours and divided by total YTD hours worked) that describes the number of recordable injuries per 100 full-time employees. In 2022, AEP’s employee DART Rate performance improved to 0.424 as compared to 0.430 in 2021.

Diversity, Equity and Inclusion (DEI)

AEP is committed to cultivating a diverse and inclusive environment that supports the development and advancement of all. We foster an inclusive workplace that encourages diversity of thought, culture and background and actively work to eliminate unconscious biases. DEI is a strategic priority for AEP and our efforts are guided by four principles:

•Establishing leadership accountability around DEI outcomes.
•Building and maintaining a workforce that reflects the communities we serve.
•Promoting an inclusive culture where all employees can thrive.
•Supporting the communities we serve so they will prosper.

We believe our workforce should generally reﬂect the diversity of our customers and the communities we serve so that we may better understand how to tailor our services to meet their expectations. As of December 31, 2022, women comprised approximately 20% of AEP’s workforce and 20% was represented by racially or ethnically diverse employees.

Our DEI progress is tied to enterprise, business unit and operating company annual incentive compensation objectives, which is measured through our annual employee culture survey. In addition, the Human Resources Committee of the Board of Directors provides oversight of our compensation and human resources policies and practices, including an annual review of our diversity, equity and inclusion strategy, results of our culture survey and compliance with equal opportunity laws.

AEP has taken actions to denounce all forms of racism in the wake of the racial and social unrest across the country in recent years. To accelerate our diversity and inclusion strategy, AEP facilitates “Community Conversations” for employees to discuss how race and equity issues impact the individual and the workplace and provide tools to take action; provides "Mitigating Bias in Candidate Selection" training for all supervisors with a direct report and employees involved in the interview process; created dedicated faith or meditation rooms; developed affirmative action plans for all AEP sites with more than 50 employees; and, conducts pay equity studies to identify and address pay variances for female and minority employees. We are also signatories of the CEO Action for Diversity and Inclusion pledge, Paradigm for Parity and several other local and industry DEI initiatives to demonstrate our commitment to advancing diversity and inclusion within the workplace.

In addition, we’re committed to working with the communities we serve to advance equity for our employees, customers and neighbors of color. The American Electric Power Foundation created the Delivering on the Dream grant program to help dismantle systemic racism and prejudice while prioritizing diversity, equity and inclusion. This five-year, $5 million initial investment funds organizations with programs dedicated to advancing social justice in the communities we serve.

Culture

AEP believes in doing the right thing every time for our customers, each other and our future. AEP leaders at all levels are responsible for fostering an environment that supports a positive culture and for acting in a manner that positively models it. A high-performance culture forms the foundation for long-term success. An engaged, collaborative and empowered workforce is more likely to embrace a change mindset, drive continuous improvement, accept accountability, meet expectations, take ownership, and value personal growth. AEP is committed to driving our culture forward. Employees are given an opportunity to share their perspectives by participating in the Employee Culture Survey, administered by Gallup, Inc., that measures the progress we are making in improving our culture. In addition to engagement, the survey measures well-being and inclusiveness. In 2022, 86% of our organization participated in the survey and we continued to improve our grand mean score to remain in the top decile compared to Gallup’s overall company database. Additionally, in 2022, AEP received the Gallup Exceptional Workplace Award for the third consecutive year. The award recognizes organizations with engaged workplace cultures. Company executives also have candid meetings with employees to discuss our challenges, opportunities, what is going well and what can be even better.

Employee Resource Groups

One of the best ways for AEP to demonstrate our commitment to a trusting and inclusive work environment is to empower employees to form and participate in Employee Resource Groups (ERG). The ERGs at AEP include Abled and Differently-Abled Partnering Together, the Black ERG, the Asian-American Employee Partnership ERG, the Hispanic Origin Latin American ERG, the Military Veteran ERG, the Native American Tribes Interacting, Observing and Networking ERG, the Pride Partnership and the Women at Work ERG. Our ERGs reflect the diverse makeup of our workforce and enable us to gain valuable insight into the diverse communities we serve. They also help increase engagement across AEP by providing employees with a safe space to discuss work-related issues and to develop innovative solutions. ERGs play an active role in AEP’s diversity and inclusion efforts, including recruitment of new employees.

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

In 2022, AEP employees completed more than 950,000 hours of training in programs for which we track participation. In addition, AEP invested more than $3 million in employee education, supporting approximately 1,000 employees through our tuition reimbursement program.

Compensation and Benefits

AEP cares about the wellbeing of our employees and we recognize their importance to our success. We provide market competitive compensation and benefits, including health, wellness and assistance programs to our employees and their families to help them thrive at home and work. We ensure the pay we offer is competitive in the marketplace by market pricing many of our positions using robust compensation survey information. Nearly all AEP employees participate in an annual incentive program that rewards individual performance and achievement of business goals, which fosters a high-performance culture. AEP also offers employees physical and mental health programs, including medical, dental and life insurance, along with a health and well-being program to help employees and their families stay healthy and feeling their best. Additionally, AEP’s retirement programs position our employees for financial stability in retirement.

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

AEP’s Reportable Segments

AEP’s primary business is the generation, transmission and distribution of electricity.  Within its Vertically Integrated Utilities segment, AEP centrally dispatches generation assets and manages its overall utility operations on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight.  Intersegment sales and transfers are generally based on underlying contractual arrangements and agreements. AEP’s reportable segments are as follows:

•Vertically Integrated Utilities
•Transmission and Distribution Utilities
•AEP Transmission Holdco
•Generation & Marketing

The remainder of AEP’s activities is presented as Corporate and Other, which is not considered a reportable segment. See Note 9 - Business Segments included in the 2022 Annual Report for additional information on AEP’s segments.

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

ELECTRIC GENERATION

Facilities

As of December 31, 2022, AEP’s vertically integrated public utility subsidiaries owned approximately 23,500 MWs of domestic generation.  See Item 2 – Properties for more information regarding the generation capacity of vertically integrated public utility subsidiaries.

Fuel Supply

The following table shows the owned and leased generation sources by type (including wind purchase agreements), on an actual net generation (MWhs) basis, used by the Vertically Integrated Utilities:

	2022	2021	2020
Coal and Lignite	43%	50%	45%
Nuclear	21%	22%	24%
Natural Gas	19%	16%	18%
Renewables	17%	12%	13%

An increase/decrease in one or more generation types relative to previous years reflects the addition of renewable resources, retirement of traditional fossil fuel units and price changes in one or more fuel commodity sources relative to the pricing of other fuel commodity sources. AEP’s overall 2022 fossil fuel costs for the Vertically Integrated Utilities increased 1.1% on a dollar per MMBtu basis from 2021.

Coal and Lignite

AEP’s Vertically Integrated Utilities procure coal and lignite under a combination of purchasing arrangements including long-term contracts, affiliate operations and spot agreements with various producers, marketers and coal trading firms.  Coal and lignite consumption decreased 11% in 2022 from 2021 due to a combination of the retirement of Dolet Hills Power Plant, lower amounts of lignite inventory available due to the planned retirement of the Pirkey Power Plant in March 2023 and lower generation at the coal fired power plants.

Management projects that the Vertically Integrated Utilities will be able to secure and transport coal and lignite of adequate quality and quantities to operate their coal and lignite-fired units; however, with current global dynamics and demand, supplies could be a challenge. As of December 31, 2022, through subsidiaries, AEP owns, leases or controls 3,000 railcars, 319 barges, 4 towboats and a coal handling terminal with approximately 18 million tons of annual capacity to move and store coal for use in AEP generating facilities. AEP will procure additional railcar and barge/towboat capacity as needed based on demand.

Spot coal prices strengthened significantly in the back half of 2021 and continued to increase throughout 2022 for all coal basins to all-time highs, with the exception of Powder River Basin coal which somewhat stabilized in 2022 to more historical levels. These price increases were primarily due to increases in global and domestic demand for coal. AEP’s strategy for purchasing coal includes layering in supplies over time. The price impact of this process is reflected in subsequent periods and with the current elevated prices will drive delivered coal prices up over the next few years for purchases made in 2021 and 2022. The price paid for coal and lignite delivered in 2022 increased approximately 10.6% from 2021 primarily due to the increase in coal prices from all coal basins.

The following table shows the amount of coal and lignite delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of coal and lignite purchased by the Vertically Integrated Utilities:

	2022	2021	2020
Total coal and lignite delivered to the plants (in millions of tons)	20.4	18.2	19.4
Average cost per ton of coal and lignite delivered	$56.16	$50.76	$53.95

The coal supplies at the Vertically Integrated Utilities plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, availability of acceptable coals, labor issues and weather conditions, which may interrupt production or deliveries. As of December 31, 2022, the Vertically Integrated Utilities’ coal inventory was approximately 35 days of full load burn. While inventory targets vary by plant and are changed as necessary, the current coal inventory target for the Vertically Integrated Utilities is approximately 27 days of full load burn.

Natural Gas

The Vertically Integrated Utilities consumed approximately 126 billion cubic feet of natural gas during 2022 for generating power. This represents an increase of 16.5% from 2021. Several of AEP’s natural gas-fired power plants are connected to at least two pipelines which allow greater access to competitive supplies and improve delivery reliability. A portfolio of term, seasonal, monthly and daily natural gas supply agreements and term natural gas transportation agreements provide natural gas requirements for each plant, as appropriate. AEP’s natural gas supply transactions are based on market prices.

The following table shows the amount of natural gas delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of natural gas purchased by the Vertically Integrated Utilities.

	2022	2021	2020
Total natural gas delivered to the plants (in billions cubic feet)	126.0	108.0	113.1
Average delivered price per MMBtu of purchased natural gas	$6.94	$8.92	$2.14

Nuclear

I&M has made commitments to meet the current nuclear fuel requirements of the Cook Plant.  I&M has made and will make purchases of uranium in various forms in the spot, short-term and mid-term markets.

For purposes of the storage of high-level radioactive waste in the form of SNF, I&M completed modifications to its SNF storage pool in the early 1990’s.  I&M entered into an agreement to provide for onsite dry cask storage of SNF to permit normal operations to continue.  I&M is scheduled to conduct further dry cask loading and storage projects on an ongoing periodic basis.  The year of expiration of each NRC Operating License is 2034 for Unit 1 and 2037 for Unit 2. Management is currently evaluating applying for license extensions for both units.

Nuclear Waste and Decommissioning

As the owner of the Cook Plant, I&M has a significant future financial commitment to dispose of SNF and decommission and decontaminate the plant safely.  The cost to decommission a nuclear plant is affected by NRC regulations and the SNF disposal program.  The most recent decommissioning cost study was completed in 2021.  The estimated cost of decommissioning and disposal of low-level radioactive waste for the Cook Plant was $2.2 billion in 2021 non-discounted dollars, with additional ongoing estimated costs of $7 million per year for post decommissioning storage of SNF and an eventual estimated cost of $33 million for the subsequent decommissioning of the spent fuel storage facility, also in 2021 non-discounted dollars. As of December 31, 2022 and 2021, the total decommissioning trust fund balance for the Cook Plant was approximately $3 billion and $3.5 billion, respectively. The balance of funds available to eventually decommission Cook Plant will differ based on contributions and investment returns.  The ultimate cost of retiring the Cook Plant may be materially different from estimates and funding targets as a result of the:

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

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly different than current projections.  AEP will seek recovery from customers through regulated rates if actual decommissioning costs exceed projections.  See the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies included in the 2022 Annual Report for additional information with respect to nuclear waste and decommissioning.

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

Counterparty Risk Management

The Vertically Integrated Utilities segment also sells power and enters into related energy transactions with wholesale customers and other market participants. As a result, counterparties and exchanges may require cash or cash related instruments to be deposited on transactions as margin against open positions.  As of December 31, 2022, counterparties posted approximately $14 million in cash, cash equivalents or letters of credit with AEPSC for the benefit of AEP’s public utility subsidiaries (while, as of that date, AEP’s public utility subsidiaries posted approximately $207 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report for additional information.

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

In April 2021, AEGCo and I&M executed an agreement to purchase 100% of the interests in Rockport Plant, Unit 2 effective at the end of the lease term on December 7, 2022. Beginning December 8, 2022, AEGCo and I&M applied the joint plant accounting model to their respective 50% undivided interests in the jointly owned Rockport Plant, Unit 2 as well as any future investments made prior to the current estimated retirement date of December 2028.

Prior to the termination of the lease, I&M assigned 30% of the power to KPCo.  See the “UPA between AEGCo and KPCo” section of Note 16 - Related Party Transactions for additional information. Beginning December 8, 2022, AEGCo billed 100% of its share of the Rockport Plant to I&M and ceased billing to KPCo. KPCo reached an agreement with I&M, from the end of the lease through May 2024, to buy capacity from Rockport Plant, Unit 2 through the PCA at a rate equal to PJM’s RPM clearing price.

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

The following state-by-state analysis summarizes the regulatory environment of certain major jurisdictions in which AEP’s vertically integrated public utility subsidiaries operate.  Several public utility subsidiaries operate in more than one jurisdiction.  See Note 4 - Rate Matters included in the 2022 Annual Report for more information regarding pending rate matters.

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

West Virginia

APCo and WPCo provide retail electric service at bundled rates approved by the WVPSC, with rates set on a combined cost-of-service basis.  West Virginia generally allows for timely recovery of fuel costs through the ENEC which trues-up to actual expenses. In addition to base rates and fuel cost recovery, APCo and WPCo are permitted to recover a variety of costs through surcharges.

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

COMPETITION

AEP’s vertically integrated public utility subsidiaries primarily generate, transmit and distribute electricity to retail customers of AEP’s vertically integrated public utility subsidiaries in their service territories.  These sales are made at rates approved by the state utility commissions of the states in which they operate, and in some instances, approved by the FERC, and are not subject to competition from other vertically integrated public utilities.  Other than AEGCo, AEP’s vertically integrated public utility subsidiaries hold franchises or other rights that effectively grant the exclusive ability to provide electric service in various municipalities and regions in their service areas.

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

TRANSMISSION AND DISTRIBUTION UTILITIES

GENERAL

This segment consists of the transmission and distribution of electricity for sale to retail and wholesale customers through assets owned and operated by AEP Texas and OPCo. OPCo is engaged in the transmission and distribution of electric power to approximately 1,521,000 retail customers in Ohio.  OPCo purchases energy and capacity to serve standard service offer customers and provides transmission and distribution services for all connected load. AEP Texas is engaged in the transmission and distribution of electric power to approximately 1,094,000 retail customers through REPs in west, central and southern Texas.

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

The State Transcos provide the capability to build, replace and upgrade existing facilities. As of December 31, 2022, the State Transcos had $12.8 billion of transmission and other assets in-service with plans to construct approximately $3.3 billion of additional transmission assets, excluding CWIP, through 2025. Additional investment in transmission infrastructure is needed within PJM and SPP to maintain the required level of grid reliability, resiliency, security and efficiency and to address an aging transmission infrastructure. Additional transmission facilities will be needed based on changes in generating resources, such as wind or solar projects, generation additions or retirements and additional new customer interconnections.  The State Transcos will continue their investment to enhance physical and cyber security of assets, and are also investing in improving the telecommunication network that supports the operation and control of the grid.

In October 2021, AEP entered into a Stock Purchase Agreement to sell KTCo to Liberty Utilities. The closing of the sale is subject to receipt of FERC authorization under Section 203 of the Federal Power Act and clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

AEPTHCO JOINT VENTURE INITIATIVES

AEP has established joint ventures with other electric utility companies for the purpose of developing, building and owning transmission assets that seek to improve reliability and market efficiency and provide transmission access to remote generation sources in North America (Transmission Joint Ventures). The Transmission Joint Ventures currently include:

Joint Venture Name	Location	Projected or Actual Completion Date	Owners (Ownership %)	Total Estimated/Actual Project Costs at Completion		Approved Return on Equity
				(in millions)
ETT	Texas	(a)	Berkshire Hathaway	$4,100.0	(a)	9.6%
	(ERCOT)		Energy (50%)
			AEP (50%)

Prairie Wind	Kansas	2014	Evergy, Inc. (50%)	158.0		12.8%
			Berkshire Hathaway
			Energy (25%)
			AEP (25%)

Pioneer	Indiana	2018	Duke Energy (50%)	191.0		10.52%	(b)
			AEP (50%)

Transource	Missouri	2016	Evergy, Inc.	310.5		11.1%	(c)
Missouri			(13.5%) (d)
			AEP (86.5%) (d)

Transource	West	2019	Evergy, Inc.	86.0		10.5%
West Virginia	Virginia		(13.5%) (d)
			AEP (86.5%) (d)

Transource	Maryland	2023	Evergy, Inc.	27.6	(e)	10.4%
Maryland			(13.5%) (d)
			AEP (86.5%) (d)

Transource	Pennsylvania	2023	Evergy, Inc.	243.6	(e)	10.4%
Pennsylvania			(13.5%) (d)
			AEP (86.5%) (d)

Transource	Oklahoma	2026	Evergy, Inc.	111.0	(f)	10.0%
Oklahoma			(13.5%)(d)
			AEP (86.5%) (d)

Transource	Pennsylvania	2029	Evergy, Inc.	76.3	(g)	10.4%
Energy			(13.5%) (d)
			AEP (86.5%) (d)

(a)ETT is undertaking multiple projects and the completion dates will vary for those projects. ETT’s investment in completed and active projects in ERCOT is expected to be $4.1 billion.  Future projects will be evaluated on a case-by-case basis.
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
(e)See “Independence Energy Connection Project” section of Note 4 for additional information.
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
(g)In October 2022, Transource Energy’s North Delta A proposal was awarded by the New Jersey Board of Public Utilities. The project is expected to go in-service in 2029. The project consists of a new transmission substation with two transformers and nine breakers and will connect to existing transmission lines.

Transource Missouri, Transource West Virginia, Transource Maryland, Transource Pennsylvania and Transource Oklahoma are consolidated joint ventures by AEP.  All other joint ventures in the table above are not consolidated by AEP. AEP’s joint ventures do not have employees.  Business services for the joint ventures are provided by AEPSC and other AEP subsidiaries and the joint venture partners. In 2022, approximately 461 AEPSC employees and 294 operating company employees provided service to one or more joint ventures.

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

In April 2021, the FERC issued a supplemental NOPR proposing to modify its incentive for transmission owners that join RTOs (RTO Incentive). Under the supplemental NOPR, the RTO Incentive would be modified such that a utility would only be eligible for the RTO Incentive for the first three years after the utility joins a FERC-approved Transmission Organization. This is a significant departure from a previous NOPR issued in 2020 seeking to increase the RTO Incentive from 50 basis points to 100 basis points. The supplemental NOPR also required utilities that have received the RTO Incentive for three or more years to submit, within 30 days of the effective date of a final rule, a compliance filing to eliminate the incentive from its tariff prospectively. The supplemental NOPR was subject to a 60-day comment period followed by a 30-day period for reply comments. In July 2021, AEP submitted reply comments. AEP is awaiting a final rule from the FERC.

In the annual rate base filings described above, the State Transcos in aggregate filed rate base totals of $9.9 billion, $8.4 billion and $7 billion for 2022, 2021 and 2020, respectively.  The total filed transmission revenue requirements, including prior year over/under-recovery of revenue and associated carrying charges were $1.7 billion, $1.4 billion and $1.2 billion for 2022, 2021 and 2020, respectively.

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

AEP Renewables develops, owns and operates utility scale renewable projects backed with long-term contracts with creditworthy counterparties throughout the United States.  AEP Renewables works directly with stakeholders to ensure that customers have clean, sustainable renewable energy to meet their environmental goals.  As of December 31, 2022, AEP Renewables owned projects operating in 11 states, including approximately 1,200 MWs of installed wind capacity and 165 MWs of installed solar capacity.  In October 2019, AEP Renewables entered into an agreement to construct Flat Ridge 3, a wind farm in Kansas.  The 128 MW facility was placed into service in December 2021. In November 2020, AEP Renewables signed a Purchase and Sale Agreement to acquire 75% of the Dry Lake Solar Project, a 100 MW solar facility in southern Nevada. This facility was placed into service in May 2021. In February 2022, AEP management announced the beginning of a process to sell all or a portion of AEP Renewables’ competitive contracted renewables portfolio. For more information on the pending sale of the competitive contracted renewables portfolio, see the “Contracted Renewable Generation Facilities” section of Management’s Discussion and Analysis.

AEP OnSite Partners works directly with wholesale and large retail customers to provide tailored solutions to reduce their energy costs based upon market knowledge, innovative applications of technology and deal structuring capabilities.  AEP OnSite Partners targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions that create value for customers.  AEP OnSite Partners pursues and develops behind the meter projects with creditworthy customers.  As of December 31, 2022, AEP OnSite Partners owned projects located in 22 states, including approximately 168 MWs of installed solar capacity, and approximately 26 MWs of solar projects under construction.

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

With respect to the retail supply and energy management business, AEP Energy is a retail energy supplier that supplies electricity and/or natural gas to residential, commercial, and industrial customers.  AEP Energy provides various energy solutions in Illinois, Pennsylvania, Delaware, Maryland, New Jersey, Ohio and Washington, D.C.  AEP Energy had approximately 736,000 customer accounts as of December 31, 2022. AEP has initiated a strategic evaluation of its ownership in AEP Energy. Potential alternatives may include, but are not limited to, continued ownership or a sale of all or a part of AEP Energy. Management has not made a decision regarding the potential alternatives, but expects to complete the strategic evaluation in the first half of 2023.

The primary fossil generation subsidiary in the Generation & Marketing segment has historically been AGR. However, in the third quarter 2022, AGR sold the 595 MW Cardinal Plant, its last remaining fossil generation. Other subsidiaries in this segment own or have the right to receive power from additional generation assets. See Item 2 – Properties for more information regarding the generation assets of the Generation & Marketing segment.

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

Fuel Supply

The following table shows the generation sources by type, on an actual net generation (MWhs) basis, used by the Generation & Marketing segment:

	2022	2021	2020
Coal	41%	38%	46%
Renewables	59%	62%	54%

Counterparty Risk Management

Counterparties and exchanges may require cash or cash related instruments to be deposited on these transactions as margin against open positions.  As of December 31, 2022, counterparties posted approximately $498 million in cash, cash equivalents or letters of credit with AEP for the benefit of AEP’s Generation & Marketing segment subsidiaries (while, as of that date, AEP’s Generation & Marketing segment subsidiaries posted approximately $115 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report for additional information.

Certain Power Agreements

As of December 31, 2022, the assets utilized in this segment included approximately 1,200 MWs of company-owned domestic wind power facilities and 177 MWs of domestic wind power from long-term purchase power agreements. Additional long term purchased power agreements have been entered into for 77 MWs of wind that are operating and an additional 640 MWs of wind and 1,659 MWs of solar capacity which are all seeking permits or under construction. These agreements are all contingent on completion of construction which is expected by the end of 2025.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following persons are executive officers of AEP.  Their ages are given as of February 23, 2023.  The officers are appointed annually for a one-year term by the board of directors of AEP.

Julia A. Sloat
President and Chief Executive Officer
Age 53
President since August 2022 and Chief Executive Officer since January 2023. Executive Vice President from January 2021 to August 2022, Chief Financial Officer from January 2021 to November 2022. Senior Vice President, Treasury & Risk and Treasurer from January 2019 to December 2020. President and Chief Operating Officer of OPCo from May 2016 to December 2018.

Nicholas K. Akins
Executive Chair of the Board of Directors
Age 62
Chairman of the Board from January 2014 to December 2022, President from January 2011 to August 2022 and Chief Executive Officer from November 2011 to December 2022.

Christian T. Beam
Executive Vice President - Energy Services
Age 54
Executive Vice President - Energy Services since September 2022. President and Chief Operating Officer of APCo from January 2017 to September 2022. Vice President, Projects Controls & Construction from January 2013 to December 2016.

David M. Feinberg
Executive Vice President, General Counsel and Secretary
Age 53
Executive Vice President since January 2013. General Counsel and Secretary since January 2012.

Greg B. Hall
Executive Vice President and Chief Commercial Officer
Age 50
Executive Vice President and Chief Commercial Officer since September 2022. Executive Vice President - Energy Supply from July 2021 to September 2022. President and Chief Operating Officer of AEP Energy Supply LLC since July 2021. President of AEP Energy, Inc. since May 2017. President of AEP Energy Partners, Inc. since June 2007.

Ann P. Kelly
Executive Vice President and Chief Financial Officer
Age 52
Executive Vice President and Chief Financial Officer since November 2022. Vice President - Finance and Chief Financial Officer of AmeriGas Propane, Inc., a subsidiary of UGI Corporation since February 2019. Corporate Controller and Chief Accounting Officer of UGI Corporation from March 2018 to February 2019. Assistant Treasurer of UGI Corporation from May 2016 to March 2018.

Therace M. Risch
Executive Vice President and Chief Information & Technology Officer
Age 49
Executive Vice President since July 2021. Chief Information & Technology Officer since May 2020. Senior Vice President from April 2020 to July 2021.

Peggy I. Simmons
Executive Vice President - Utilities
Age 45
Executive Vice President - Utilities since September 2022. President and Chief Operating Officer of PSO from September 2018 to September 2022.

Raja Sundararajan
Executive Vice President - External Affairs
Age 48
Executive Vice President - External Affairs since July 2022. Senior Vice President - Regulatory and Customer Solutions from July 2021 to July 2022. President and Chief Operating Officer of AEP Ohio from January 2019 to July 2021. Vice President-Regulatory Services September 2016 to December 2018.

Phillip R. Ulrich
Executive Vice President and Chief Human Resources Officer
Age 52
Executive Vice President since January 2023. Chief Human Resources Officer since August 2021. Senior Vice President from August 2021 to December 2022. Chief Human Resources Officer of Flex, LTD from May 2019 to July 2021. Senior Vice President, Human Resources, Electrical Sector of Eaton from August 2016 to May 2019.

Charles E. Zebula
Executive Vice President - Portfolio Optimization
Age 62
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

If regulated utility earnings exceed the returns established by the relevant commissions, retail electric rates may be subject to review and possible reduction by the commissions, which may decrease future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, it could reduce future net income and cash flows and negatively impact financial condition. Similarly, if recovery or other rate relief authorized in the past is overturned or reversed on appeal, future earnings could be negatively impacted. Any regulatory action or litigation outcome that triggers a reversal of a regulatory asset or deferred cost generally results in an impairment to the balance sheet and a charge to the income statement of the company involved. See Note 4 – Rate Matters included in the 2022 Annual Report for additional information.

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

AEP is exposed to nuclear generation risk. (Applies to AEP and I&M)

I&M owns the Cook Plant, which consists of two nuclear generating units for a rated capacity of 2,296 MWs, or about a tenth of the regulated generating capacity in the AEP System.  AEP and I&M are, therefore, subject to the risks of nuclear generation, which include the following:

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

A substantial portion of the receivables of AEP Texas is concentrated in a small number of REPs, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations. (Applies to AEP and AEP Texas)

AEP Texas collects receivables from the distribution of electricity from REPs that supply the electricity it distributes to its customers. As of December 31, 2022, AEP Texas did business with approximately 127 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for these services or could cause them to delay such payments. AEP Texas depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable PUCT regulations significantly limit the extent to which AEP Texas can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and AEP Texas thus remains at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. In 2022, AEP Texas’ two largest REPs accounted for 45% of its operating revenue. Any delay or default in payment by REPs could adversely affect cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments AEP Texas had received from such REP.

Ohio House Bill 6 (HB 6), which provides for beneficial cost recovery for OPCo and for plants owned by OVEC, has come under public scrutiny. (Applies to AEP and OPCo)

In 2019, Ohio adopted and implemented HB 6 which benefits OPCo by authorizing rate recovery for certain costs including renewable energy contracts, OVEC’s coal-fired generating units and energy efficiency measures. AEP and OPCo engaged in lobbying efforts and provided testimony during the legislative process in connection with HB 6. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of an Ohio legislator and associates in connection with an alleged racketeering conspiracy involving the adoption of HB

6. The outcome of the U.S. Attorney’s Office investigation and its impact on HB 6 is not known. If certain provisions of HB 6 were to be eliminated, it is unclear whether new legislation addressing similar issues would be adopted. To the extent that OPCo is unable to recover the costs currently authorized by HB 6, it could reduce future net income and cash flows and impact financial condition. In addition, the impact of continued public scrutiny of HB 6 is not known, and may have an adverse impact on AEP and OPCo, including their relationship with regulatory and legislative authorities, customers and other stakeholders. AEP is a defendant in current litigation relating to HB 6 and AEP or OPCo may be involved in future litigation.

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

The amount of taxes imposed on AEP could change. (Applies to all Registrants)

AEP is subject to income taxation at the federal level and by certain states and municipalities. In determining AEP’s income tax liability for these jurisdictions, management monitors changes to the applicable tax laws and related regulations, including tax incentives and credits designed to support the sale of energy from utility scale renewable energy facilities. While management believes AEP complies with current prevailing laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on the company. In addition, any adverse developments in tax laws, incentives, credits or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on financial condition and results of operations.

If AEP is unable to access capital markets or insurance markets on reasonable terms, it could reduce future net income and cash flows and negatively impact financial condition. (Applies to all Registrants)

AEP relies on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows or proceeds from the strategic sale of assets and investments, including subsidiaries such as the planned sale of KPCo and KTCo and AEP Renewables’ competitive contracted renewable portfolio, and insurance markets to assist in managing its risk and liability profile. Volatility, increased interest rates and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness. Certain sources of insurance and debt and equity capital have expressed increasing unwillingness to procure insurance for or to invest in companies, such as AEP, that rely on fossil fuels. The public holds diverse and often conflicting views on the use of fossil fuels. AEP has multiple stakeholders, including our shareholders, customers, associates, federal and state regulatory authorities, and the communities in which AEP operates, and these stakeholders will often have differing priorities and expectations regarding issues related to the use of fossil fuels. Any adverse publicity in connection with AEP’s use of fossil fuels could curtail availability from certain sources of capital. If sources of capital for AEP are reduced and/or expected sale proceeds do not become available, capital costs could increase materially. Restricted access to capital or insurance markets and/or increased borrowing costs or insurance premiums could reduce future net income and cash flows and negatively impact financial condition.

Our financial position may be adversely impacted if announced dispositions do not occur as planned or if assets under strategic evaluation lose value. (Applies to AEP)

In October 2021, AEP entered into an agreement to sell KPCo and KTCo for approximately a $2.85 billion enterprise value. In September 2022, the agreement was amended to reduce the purchase price to approximately $2.646 billion, among other terms. The sale remains subject to regulatory approval and if it is not approved on terms acceptable to AEP or if the sale does not occur for any reason, it could reduce future net income and cash flow and impact financial condition. In February 2023, AEP signed an agreement to sell the AEP Renewables’ competitive contracted renewables portfolio to a nonaffiliated party for $1.5 billion including the assumption of project debt. The sale is subject to regulatory approval. Any announced sale of assets and investments, including subsidiaries, may not occur for any number of reasons beyond our control, including regulatory approval on terms that are acceptable.

AEP has initiated a strategic evaluation for its ownership in AEP Energy, a wholly-owned retail energy supplier that supplies electricity and/or natural gas to residential, commercial and industrial customers. AEP has not made a decision regarding the potential alternatives and expects to complete the evaluation in the first half of 2023. Certain of these alternatives could result in a loss which could reduce future net income and cash flow and impact financial condition.

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

Supply chain disruptions and inflation could negatively impact our operations and corporate strategy. (Applies to all Registrants)

AEP’s operations and business plans depend on the global supply chain to procure the equipment, materials and other resources necessary to build and provide services in a safe and reliable manner. The delivery of components, materials, equipment and other resources that are critical to AEP’s business operations and corporate strategy has been restricted by domestic and global supply chain upheaval. This has resulted in the shortage of critical items. International tensions, including the ramifications of regional conflict, could further exacerbate the global supply chain upheaval. These disruptions and shortages could adversely impact business operations and corporate strategy. The constraints in the supply chain could restrict the availability and delay the construction, maintenance or repair of items that are needed to support normal operations or are required to execute on AEP’s corporate strategy for continued capital investment in utility equipment. These disruptions and constraints could reduce future net income and cash flows and possibly harm AEP’s financial condition.

Supply chain disruptions have contributed to higher prices of components, materials, equipment and other needed commodities and these inflationary increases may continue in the future. The economy in the United States has encountered a material level of inflation compared to the recent past and that has contributed to increased uncertainty in the outlook of near-term economic activity, including the level of future inflation and the possibility of a recession. AEP typically recovers increases in capital expenses from customers through rates in regulated jurisdictions. Failure to recover increased capital costs could reduce future net income and cash flows and possibly harm AEP’s financial condition. Increases in inflation raises our costs for labor, materials and services, and failure to secure these on reasonable terms may adversely impact our financial condition.

AEP’s results of operations and cash flows may be negatively affected by a lack of growth or slower growth in the number of customers, a decline in customer demand or a recession. (Applies to all Registrants)

Growth in customer accounts and growth of customer usage each directly influence demand for electricity and the need for additional power generation and delivery facilities.  Customer growth and customer usage are affected by a number of factors outside the control of AEP, such as mandated energy efficiency measures, demand-side management goals, distributed generation resources and economic and demographic conditions, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity, including changes due to public health considerations.

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

Changes in the price of purchased power and commodities, the cost of procuring fuel, emission allowances for criteria pollutants and the costs of transport may increase AEP’s cost of purchasing and producing power, impacting financial performance. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

AEP is exposed to changes in the price and availability of purchased power and fuel (including the cost to procure coal and gas) and the price and availability to transport fuel.  AEP has existing contracts of varying durations for the supply of fuel, but as these contracts end or if they are not honored, AEP may not be able to purchase fuel on terms as favorable as the current contracts. AEP typically recovers increases in fuel expenses and purchased power from customers in regulated jurisdictions. Failure to recover these costs could reduce future net income and cash flows and possibly harm AEP’s financial condition. The inability to procure fuel at costs that are economical could cause AEP to retire generating capacity prior to the end of its useful life, and while AEP typically recovers expenditures for undepreciated plant balances, there can be no assurance in the future that AEP will recover such costs. Similarly, AEP is exposed to changes in the price and availability of emission allowances.  AEP uses emission allowances based on the amount of fuel used and reductions achieved through emission controls and other measures.  Based on current environmental programs remaining in effect, AEP has sufficient emission allowances available through either EPA original issuance or market purchases to cover projected needs for the next two years and beyond. Additional costs may be incurred either to acquire additional allowances or to achieve further reductions in emissions.  If AEP needs to obtain allowances, those purchases may not be on as favorable terms as those under the current environmental programs.  AEP’s risks relative to the price and availability to transport coal include the volatility of the price of diesel which is the primary fuel used in transporting coal by barge.

Prices for coal, natural gas and emission allowances have shown material swings in the past.  Changes in the cost of purchased power, fuel or emission allowances and changes in the relationship between such costs and the market prices of power could reduce future net income and cash flows and negatively impact financial condition.

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

Management cannot predict the outcome of the legal proceedings relating to AEP’s business activities. (Applies to all Registrants)

AEP is involved in legal proceedings, claims and litigation arising out of its business operations, the most significant of which are summarized in Note 6 - Commitments, Guarantees and Contingencies included in the 2022 Annual Report.  Adverse outcomes in these proceedings could require significant expenditures that could reduce future net income and cash flows and negatively impact financial condition.

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

AEPTCo depends on its affiliates in the AEP System for a substantial portion of its revenues. (Applies to AEPTCo)

AEPTCo’s principal transmission service customers are its affiliates in the AEP System. Management expects that these affiliates will continue to be AEPTCo’s principal transmission service customers for the foreseeable future. For the year ended December 31, 2022, its affiliates were responsible for approximately 79% of the consolidated transmission revenues of AEPTCo.

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

Regulation of greenhouse gas emissions could materially increase costs to AEP and its customers or cause some electric generating units to be uneconomical to operate or maintain. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

Federal or state laws or regulations may be adopted that would impose new or additional limits on the emissions of greenhouse gases, including, but not limited to, carbon dioxide and methane, from electric generation units using fossil fuels like coal. The potential effects of greenhouse gas emission limits on AEP's electric generation units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of greenhouse gas emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.

AEP’s results of operations could be materially adversely affected to the extent that new federal or state laws or regulations impose any new greenhouse gas emission limits. Any future limits on greenhouse gas emissions could create substantial additional costs in the form of taxes or emissions allowances, require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities and/or could cause AEP to retire generating capacity prior to the end of its estimated useful life. Although AEP typically recovers environmental expenditures, there can be no assurance in the future that AEP can recover such costs which could reduce future net income and cash flows and possibly harm financial condition.

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

OVEC may require additional liquidity and other capital support.  (Applies to AEP, APCo, I&M and OPCo)

AEP and several nonaffiliated utility companies own OVEC. The Inter-Company Power Agreement (ICPA) defines the rights and obligations and sets the power participation ratio of the parties to it. Under the ICPA, parties are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios. The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%. If a party fails to make payments owed by it under the ICPA, OVEC may not have sufficient funds to honor its payment obligations, including its ongoing operating expenses as well as its indebtedness. As of December 31, 2022, OVEC has outstanding indebtedness of approximately $1.1 billion, of which APCo, I&M, and OPCo are collectively responsible for $478 million through the ICPA. Although they are not an obligor or guarantor, APCo, I&M, and OPCo are responsible for their respective ratio of OVEC’s outstanding debt through the ICPA and if OVEC’s indebtedness is accelerated for any reason, there is risk that APCo, I&M and/or OPCo may be required to pay some or all of such accelerated indebtedness in amounts equal to their aggregate power participation ratio of 43.47%.

New climate disclosure rules proposed by the U.S. Securities and Exchange Commission may increase our costs of compliance and adversely impact our business. (Applies to all Registrants)

On March 21, 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks. AEP is currently assessing the proposed rule, but at this time AEP cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. To the extent this rule is finalized as proposed, AEP could incur increased costs relating to the assessment and disclosure of climate-related risks. AEP may also face increased litigation risks related to disclosures made pursuant to the rule if finalized as proposed. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

GENERATION FACILITIES

As of December 31, 2022, the AEP System owned (or leased where indicated) generation plants, with locations and net maximum power capabilities (winter rating), are shown in the following tables:

Vertically Integrated Utilities Segment

AEGCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Rockport, Units 1 and 2 – 50% of each (a)	2	IN	Steam - Coal	1,310	1984

(a)Rockport Plant, Unit 2 was subject to a finance lease with a nonaffiliated company. In December 2022, the lease expired at which point I&M and AEGCo acquired 100% of the interests in Unit 2. See the “Rockport Plant Litigation” section of Note 6 included in the 2022 Annual Report for additional information.

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

(a)Rockport Plant, Unit 2 was subject to a finance lease with a nonaffiliated company. In December 2022, the lease expired at which point I&M and AEGCo acquired 100% of the interests in Unit 2. See the “Rockport Plant Litigation” section of Note 6 included in the 2022 Annual Report for additional information.
NA    Not applicable.

The following table provides operating information related to the Cook Plant:

	Cook Plant
	Unit 1	Unit 2
Year Placed in Operation	1975	1978
Year of Expiration of NRC License	2034	2037
Nominal Net Electrical Rating in MWs	1,084	1,212
Annual Capacity Utilization
2022	79.4%	86.6%
2021	96.0%	84.2%
2020	87.2%	94.2%

KPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)(b)	2	WV	Steam - Coal	780	1971
Big Sandy	1	KY	Steam - Natural Gas	295	1963
Total MWs				1,075

(a)KPCo owns a 50% interest in the Mitchell Plant units.  WPCo owns the remaining 50%. Figures presented reflect only the portion owned by KPCo.
(b)In September 2022, pursuant to resolutions under the existing Mitchell Plant agreement, WPCo replaced KPCo as the operator of Mitchell Plant. See the “Disposition of KPCo and KTCo” section of Note 7 included in the 2022 Annual Report for additional information.

PSO
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Comanche	3	OK	Natural Gas	248	1973
Northeastern, Unit 1	1	OK	Natural Gas	470	1961
Riverside, Units 3 and 4	2	OK	Natural Gas	160	2008
Southwestern, Units 4 and 5	2	OK	Natural Gas	168	2008
Weleetka	2	OK	Natural Gas	100	1975
Northeastern, Unit 3	1	OK	Steam - Coal	465	1979
Northeastern, Unit 2	1	OK	Steam - Natural Gas	434	1961
Riverside, Units 1 and 2	2	OK	Steam - Natural Gas	896	1974
Southwestern, Units 1, 2 and 3	3	OK	Steam - Natural Gas	446	1952
Tulsa	2	OK	Steam - Natural Gas	318	1956
Maverick (a)	NA	OK	Wind	131	2021
Sundance (a)	NA	OK	Wind	90	2021
Traverse (a)	NA	OK	Wind	454	2022
Total MWs				4,380

(a)SWEPCo owns a 54.5% interest and PSO owns the remaining 45.5% interest in Sundance, Maverick and Traverse.
NA Not applicable.

SWEPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mattison	4	AR	Natural Gas	314	2007
Stall	3	LA	Natural Gas	534	2010
Flint Creek (a)	1	AR	Steam - Coal	258	1978
Turk (a)	1	AR	Steam - Coal	477	2012
Welsh (b)	2	TX	Steam - Coal	1,053	1977
Pirkey (a)(c)	1	TX	Steam - Lignite	580	1985
Arsenal Hill	1	LA	Steam - Natural Gas	110	1960
Knox Lee	1	TX	Steam - Natural Gas	344	1950
Lieberman	3	LA	Steam - Natural Gas	217	1947
Wilkes	3	TX	Steam - Natural Gas	889	1964
Maverick (d)	NA	OK	Wind	156	2021
Sundance (d)	NA	OK	Wind	109	2021
Traverse (d)	NA	OK	Wind	544	2022
Total MWs				5,585

(a)Jointly-owned with nonaffiliated entities.  Figures presented reflect only the portion owned by SWEPCo. The Arkansas jurisdictional portion of SWEPCo’s interest in Turk Plant is not in rate base.
(b)In November 2020, management announced it will cease using coal at the Welsh Plant in 2028.
(c)In November 2020, management announced plans to retire the plant in 2023.
(d)SWEPCo owns a 54.5% interest and PSO owns the remaining 45.5% interest in Sundance, Maverick and Traverse.
NA Not applicable.

WPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)(b)	2	WV	Steam - Coal	780	1971

(a)WPCo owns 50% in the Mitchell Plant units. KPCo owns the remaining 50%. Figures presented reflect only the portion owned by WPCo.
(b)In September 2022, pursuant to resolutions under the existing Mitchell Plant agreement, WPCo replaced KPCo as the operator of Mitchell Plant. See the “Disposition of KPCo and KTCo” section of Note 7 included in the 2022 Annual Report for additional information.

Generation & Marketing Segment

Renewable Power

Size of Energy Resource	AEP Energy Supply, LLC Division	Renewable Energy Resource	Location	In-Service or Under Construction
1,200 MW	AEP Renewables	Wind	Eight states (a)	In-service
20 MW	AEP Renewables	Solar	California	In-service
20 MW	AEP Renewables	Solar	Utah	In-service
125 MW	AEP Renewables	Solar	Nevada	In-service
168 MW	AEP OnSite Partners	Solar	Seventeen states (b)	In-service
26 MW	AEP OnSite Partners	Solar	Two states (c)	Under Construction

(a)    Colorado, Hawaii, Indiana, Kansas, Michigan, Minnesota, Pennsylvania and Texas.
(b)    California, Colorado, Florida, Hawaii, Illinois, Iowa, Minnesota, Nebraska, New Hampshire, New Jersey, New Mexico, New York, Ohio, Rhode Island, Texas, Vermont and Wisconsin.
(c)    Ohio and New Mexico.

TRANSMISSION AND DISTRIBUTION FACILITIES

The following tables set forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies.

Vertically Integrated Utilities Segment

Total Overhead Circuit Miles of Transmission and Distribution Lines
APCo	51,620
I&M	20,852
KGPCo	1,406
KPCo	11,182
PSO	18,177
SWEPCo	26,174
WPCo	1,736
Total Circuit Miles	131,147

Transmission and Distribution Utilities Segment

Total Overhead Circuit Miles of Transmission and Distribution Lines
OPCo	44,576
AEP Texas	46,492
Total Circuit Miles	91,068

AEP Transmission Holdco Segment

The following table sets forth the total overhead circuit miles of transmission lines of certain wholly-owned and joint venture-owned entities:

Total Overhead Circuit Miles of Transmission Lines
ETT	1,884
IMTCo	1,115
OHTCo	1,215
OKTCo	1,061
WVTCo	344
Pioneer	43
Prairie Wind Transmission	216
Transource Missouri	167
Transource West Virginia	27
Total Circuit Miles	6,072

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

CONSTRUCTION PROGRAM

With input from its state utility commissions, the AEP System continuously assesses the adequacy of its transmission, distribution, generation and other facilities to plan and provide for the reliable supply of electric power and energy to its customers.  In this assessment process, assumptions are continually being reviewed as new information becomes available and assessments and plans are modified, as appropriate.  AEP forecasts approximately $6.8 billion of construction expenditures for 2023. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews and the ability to access capital.  See the “Budgeted Capital Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report for additional information.

POTENTIAL UNINSURED LOSSES

Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to AEP’s generation plants and costs of replacement power.  Unless allowed to be recovered through rates, future losses or liabilities which are not completely insured could reduce net income and impact the financial conditions of AEP and other AEP System companies.  For risks related to owning a nuclear generating unit, see the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies included in the 2022 Annual Report for additional information.

ITEM 3.   LEGAL PROCEEDINGS

For a discussion of material legal proceedings, see Note 6 - Commitments, Guarantees and Contingencies included in the 2022 Annual Report for additional information.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires companies that operate mines to include in their periodic reports filed with the SEC, certain mine safety information covered by the Mine Act.  Exhibit 95 “Mine Safety Disclosure Exhibit” contains the notices of violation and proposed assessments received by DHLC under the Mine Act for the quarter ended December 31, 2022.

PART II

ITEM 5.   MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AEP

In addition to the AEP Common Stock Information section below, the remaining information required by this item is incorporated herein by reference to the material under the “Dividend Policy and Restrictions” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report.

During the quarter ended December 31, 2022, neither AEP nor its publicly-traded subsidiaries purchased equity securities that are registered by AEP or its publicly-traded subsidiaries pursuant to Section 12 of the Exchange Act.

AEP Texas, APCo, I&M, OPCo, PSO and SWEPCo

The common stock of these companies is held solely by AEP.  For more information see the “Dividend Restrictions” section of Note 14 - Financing Activities included in the 2022 Annual Report.

AEPTCo

AEP owns the entire interest in AEPTCo through its wholly-owned subsidiary AEP Transmission Holdco.

AEP COMMON STOCK INFORMATION

AEP common stock is principally traded using the trading symbol “AEP” on the NASDAQ Stock Market.  As of December 31, 2022, AEP had 51,279 registered shareholders. The performance graph below compares the cumulative total return among AEP, the S&P 500 Index and the S&P Electric Utilities (SP833) Index over a five year period. The performance graph assumes an initial investment of $100 on December 31, 2017 and that all dividends were reinvested.

Source: S&P Dow Jones Indices LLC. Data as of December 31, 2022. Past performance is no guarantee of future results. Chart provided for illustrative purposes.

ITEM 6.         RESERVED

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AEP

The information required by this item is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Annual Report. Year-to-year comparisons between 2021 and 2020 have been omitted from this Form 10-K but may be found in "Management's Discussion and Analysis of Financial Condition" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2021, which specific discussion is incorporated herein by reference.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(a).  Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

The information required by this item is incorporated herein by reference to the material under the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2022 Annual Reports

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

AEP’s subsidiaries operate an extensive portfolio of assets including:

•Approximately 225,000 circuit miles of distribution lines that deliver electricity to 5.6 million customers.
•Approximately 40,000 circuit miles of transmission lines, including approximately 2,200 circuit miles of 765 kV lines, the backbone of the electric interconnection grid in the eastern United States.
•Approximately 23,500 MWs of regulated owned generating capacity as of December 31, 2022, one of the largest complements of generation in the United States.

Customer Demand

AEP’s weather-normalized retail sales volumes for the year ended December 31, 2022 increased by 2.8% from the year ended December 31, 2021. Weather-normalized residential sales increased 0.1% for the year ended December 31, 2022 compared to the year ended December 31, 2021. Weather-normalized commercial sales increased by 4.2% in 2022 compared to 2021. The increase in commercial sales was spread across many sectors. AEP’s 2022 industrial sales volumes increased 4.5% compared to 2021. The growth in industrial sales was spread across many industries.

In 2023, AEP anticipates weather-normalized retail sales volumes will increase by 0.7%. Weather-normalized residential sales volumes are projected to decrease by 0.5% in 2023, while weather-normalized commercial sales volumes are projected to increase by 0.6%. Finally, AEP projects the industrial class to increase by 2.1% in 2023.
(a)Percentage change for the year ended December 31, 2022 as compared to the year ended December 31, 2021.
(b)Forecasted percentage change for the year ended December 31, 2023 compared to the year ended December 31, 2022.

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

The United States economy has experienced a significant level of inflation that has contributed to increased uncertainty in the outlook of near-term economic activity, including whether inflation will continue and at what rate. A prolonged continuation or a further increase in the severity of supply chain and inflationary disruptions could result in additional increases in the cost of certain goods, services and cost of capital and further extend lead times which could reduce future net income and cash flows and impact financial condition.

Strategic Evaluation of AEP Energy

AEP has initiated a strategic evaluation for its ownership in AEP Energy, a wholly-owned retail energy supplier that supplies electricity and/or natural gas to residential, commercial and industrial customers. AEP Energy provides various energy solutions in Illinois, Pennsylvania, Delaware, Maryland, New Jersey, Ohio and Washington, D.C. AEP Energy had approximately 736,000 customer accounts as of December 31, 2022. Potential alternatives may include, but are not limited to, continued ownership or a sale of all or a part of AEP Energy. Management has not made a decision regarding the potential alternatives, but expects to complete the strategic evaluation in the first half of 2023.

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

•2017-2019 Virginia Triennial Review - In November 2020, the Virginia SCC issued an order on APCo’s 2017-2019 Triennial Review filing concluding that APCo earned above its authorized ROE but within its ROE band for the 2017-2019 period, resulting in no refund to customers and no change to APCo base rates on a prospective basis. The Virginia SCC approved a prospective 9.2% ROE for APCo's 2020-2022 triennial review period with the continuation of a statutory 140 basis point band (8.5% bottom, 9.2% midpoint, 9.9% top). APCo appealed this order and a similar order on reconsideration to the Virginia Supreme Court in March 2021, alleging the Virginia SCC erred in finding that costs associated with asset impairments related to APCo early retirement determinations for certain generation facilities should not be attributed to the 2017-2019 test periods under review and deemed fully recovered in the period recorded. In August 2022, the Virginia Supreme Court agreed with this portion of APCo’s appeal and remanded this issue regarding the retired coal-fired plants back to the Virginia SCC for further proceedings. In September 2022, as a result of the Virginia Supreme Court ruling, APCo expensed the remaining $25 million closed coal plant regulatory asset that was previously ordered by the Virginia SCC and recorded a $37 million regulatory asset for previously incurred costs that APCo is expecting to recover as a result of earning below its 2017-2019 authorized ROE band.

In response to the Virginia Supreme Court’s August 2022 opinion, the Virginia SCC initiated remand proceedings and, in December 2022, issued an order that: (a) approved APCo’s requested $37 million regulatory asset related to previously incurred costs as a result of APCo earning below its 2017-2019 authorized ROE band, (b) authorized a $28 million annual increase in APCo Virginia base rates effective

October 2022 and (c) approved a rider to recover approximately $48 million related to this APCo Virginia base rate increase for the period January 2021 through September 2022. APCo’s 2022 financial statements reflect the impact of the Virginia SCC’s December 2022 order.

•2020-2022 Virginia Triennial Review - In March 2023, APCo will submit its required Virginia earnings test calculation to the Virginia SCC for the 2020-2022 Triennial Review period. For Triennial Review periods in which a Virginia utility earns below its authorized ROE band, the utility may file to recover expenses incurred, up to the bottom of the authorized ROE band, related to major storms, the early retirement of fossil fuel generating assets and certain projects necessary to comply with state and federal environmental legislation. As of December 2022, APCo has deferred approximately $38 million related to previously incurred costs as a result of the current estimate that APCo will earn below the bottom of its authorized ROE band during the 2020-2022 Triennial Review period.

APCo is also required to submit a depreciation study as part of its 2020-2022 Triennial Review filing based on plant in service balances as of December 31, 2022. APCo is required to implement the impacts of this depreciation study effective January 1, 2023 without a corresponding adjustment in customer rates until the first quarter of 2024. While subject to review as part of APCo’s 2020-2022 Virginia Triennial Review, a significant change in depreciation rates (either an increase or a decrease) without a corresponding adjustment in Virginia retail rates would impact future net income and cash flows and impact financial condition.

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

In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. In addition, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. No parties filed a motion for rehearing with the Texas Supreme Court. In August 2021, the Texas Third Court of Appeals reversed the Texas District Court judgment affirming the PUCT’s order on AFUDC, concluding that the language of the PUCT’s original 2008 order intended to include AFUDC in the Texas jurisdictional capital cost cap, and remanded the case to the PUCT for future proceedings. SWEPCo disagrees with the Court of Appeals decision. SWEPCo and the PUCT submitted Petitions for Review with the Texas Supreme Court in November 2021. In October 2022, the Texas Supreme Court denied the Petitions for Review submitted by SWEPCo and the PUCT. In December 2022, SWEPCo and the PUCT filed requests for rehearing with the Texas Supreme Court. The Texas Supreme Court requested comments on rehearing by March 1, 2023. If SWEPCo’s request for rehearing is denied, the case will be remanded to the PUCT for future proceedings.

Management does not believe a disallowance of capitalized Turk Plant costs or a revenue refund is probable as of December 31, 2022. However, if SWEPCo is ultimately unable to recover AFUDC in excess of the Texas jurisdictional capital cost cap, it would be expected to result in a pretax net disallowance ranging from $80 million to $90 million. In addition, if AFUDC is ultimately determined to be included in the Texas jurisdictional capital cost cap, SWEPCo estimates it may be required to make customer refunds ranging from $0 to $185 million related to revenues collected from February 2013 through December 2022 and such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis.

•In July 2019, Ohio House Bill 6 (HB 6), which offered incentives for power-generating facilities with zero or reduced carbon emissions, was signed into law by the Ohio Governor. HB 6 terminated energy efficiency programs as of December 31, 2020, including OPCo’s shared savings revenues of $26 million annually and phased out renewable mandates after 2026. HB 6 also provided for continued recovery of existing renewable energy contracts on a bypassable basis through 2032 and included a provision for continued recovery of OVEC costs through 2030 which is allocated to all electric distribution utility customers in Ohio on a non-bypassable basis. OPCo’s Inter-Company Power Agreement for OVEC terminates in June 2040. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of the Speaker of the Ohio House of Representatives, Larry Householder, four other individuals, and Generation Now, an entity registered as a 501(c)(4) social welfare organization, in connection with an alleged racketeering conspiracy involving the adoption of HB 6. Certain defendants in that case have since pleaded guilty and a criminal trial is proceeding against the other. In 2021, four AEP shareholders filed derivative actions purporting to assert claims on behalf of AEP against certain AEP officers and directors. See “Litigation Related to Ohio House Bill 6” section of Litigation below for additional information.

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

•In April 2021, the FERC issued a supplemental Notice of Proposed Rulemaking (NOPR) proposing to modify its incentive for transmission owners that join RTOs (RTO Incentive). Under the supplemental NOPR, the RTO Incentive would be modified such that a utility would only be eligible for the RTO Incentive for the first three years after the utility joins a FERC-approved Transmission Organization. This is a significant departure from a previous NOPR issued in 2020 seeking to increase the RTO Incentive from 50 basis points to 100 basis points. The supplemental NOPR also required utilities that have received the RTO Incentive for three or more years to submit, within 30 days of the effective date of a final rule, a compliance filing to eliminate the incentive from its tariff prospectively. The supplemental NOPR was subject to a 60-day comment period followed by a 30-day period for reply comments. In July 2021, AEP submitted reply comments. AEP is awaiting a final rule from the FERC.

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

If the FERC modifies its RTO Incentive policy, it would be applied, as applicable, to AEP’s PJM, SPP and MISO transmission owning subsidiaries on a prospective basis, and could affect future net income and cash flows and impact financial condition. Based on management’s preliminary estimates, if a final rule is adopted consistent with the April 2021 supplemental NOPR, it could reduce AEP’s pretax income by approximately $35 million to $50 million on an annual basis.

•FERC RTO Incentive Complaint - In February 2022, the Office of the Ohio Consumers’ Counsel (OCC) filed a complaint against AEPSC, American Transmission Systems, Inc. and Duke Energy Ohio, alleging the 50-basis point RTO incentive included in Ohio Transmission Owners’ respective transmission formula rates is not just and reasonable and therefore should be eliminated on the basis that RTO participation is not voluntary, but rather is required by Ohio law. In March 2022, AEPSC filed a motion to dismiss the OCC’s February 2022 complaint with the FERC on the basis of certain deficiencies, including that the complaint fails to request relief that can be granted under FERC regulations because AEPSC is not a public utility nor does it have a transmission rate on file with the FERC. In December 2022, the FERC issued an order removing the 0.5 basis point RTO incentive from OPCo and OHTCo transmission formula rates effective the date of the February 2022 complaint filing and directed OPCo and OHTCo to provide refunds, with interest, within sixty days of the date of its order. In January 2023, both AEPSC and the OCC filed requests for rehearing with the FERC. A FERC order on rehearing is expected in 2023. Based on management’s preliminary estimates, the December 2022 FERC order is expected to reduce AEP’s pretax income by approximately $20 million on an annual basis.

In July 2021, the FERC issued an order denying Dayton Power and Light’s request for a 50 basis point RTO incentive on the basis that its RTO participation was not voluntary, but rather is required by Ohio law. This precedent could have an adverse impact on AEP’s Ohio transmission owning subsidiaries. In its February 2022 order on rehearing, the FERC affirmed the decision in its July 2021 order. The case is currently pending appeal at the U.S. Court of Appeals for the Sixth Circuit. In May 2022, the U.S. Court of Appeals for the Sixth Circuit issued an order to hold the appeal in abeyance pending resolution of FERC proceedings on the Office of the Ohio Consumers’ Counsels’ February 2022 RTO Incentive Complaint.

•2021 Louisiana Storm Cost Filing - In 2020, Hurricanes Laura and Delta caused power outages and extensive damage to the SWEPCo service territories, primarily impacting the Louisiana jurisdiction. Following both hurricanes, the LPSC issued orders allowing Louisiana utilities, including SWEPCo, to establish regulatory assets to track and defer expenses associated with these storms. In February 2021, severe winter weather impacted the Louisiana jurisdiction and in March 2021, the LPSC approved the deferral of incremental storm restoration expenses related to the winter storm. In October 2021, SWEPCo filed a request with the LPSC for recovery of $145 million in deferred storm costs associated with the three storms. As part of the filing, SWEPCo requested recovery of the carrying charges on the deferred regulatory asset at a weighted average cost of capital through a rider beginning in January 2022. In May 2022, LPSC staff testimony was submitted to the LPSC. In July 2022, SWEPCo filed rebuttal testimony which agreed to make a request for securitization as the LPSC staff had recommended in their testimony. An order is expected in the first quarter of 2023. If any of the storm costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In April 2021, the OCC approved a waiver for PSO allowing the deferral of the extraordinary fuel and purchases of electricity as regulatory assets, including a carrying charge at an interim rate of 0.75%, over a longer time period than what the FAC traditionally allows. Also in April 2021, legislation was enacted in Oklahoma permitting securitized financing of qualified costs from extreme weather events. This legislation provides certain authority to the OCC to approve amounts to be recovered from the issuance of ratepayer-backed securitized bonds issued by the ODFA, an Oklahoma governmental agency. In January 2022, PSO, OCC staff and certain intervenors filed a joint stipulation and settlement agreement with the OCC to approve the securitization of PSO’s extraordinary fuel costs and purchases of electricity. In February 2022, the OCC approved the joint stipulation and settlement agreement which included a determination that all of PSO’s extraordinary fuel costs and purchases of electricity were prudent and reasonable and also provided a 0.75% carrying charge related to those costs, subject to true-up based on actual financing costs.

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

•AEP transitioned to stand-alone treatment of NOLC in its PJM and SPP transmission formula rates beginning with 2022 projected transmission revenue requirements and 2021 true-up to actual transmission revenue requirements, and provided notice of this change in informational filings made with the FERC. Stand-alone treatment of the NOLCs for transmission formula rates increased the 2021 and 2022 annual revenue requirements by $78 million and $60 million, respectively. Through year-end 2022, the Registrants’ financial statements reflect a provision for refund for certain NOLC revenues billed by PJM and SPP. Also, a certain portion of the impact of inclusion of the NOLC in the 2021 annual formula rate true-up not yet billed by PJM and SPP is not reflected in the Registrants’ revenues and expenses as the Registrants have not met the requirements of alternative revenue recognition in accordance with the accounting guidance for “Regulated Operations”.

AEP is also transitioning to stand-alone treatment of NOLC in retail jurisdiction base rate case filings.  As a result of retail jurisdiction base rate cases in Arkansas, Indiana, Oklahoma and Texas, inclusion of NOLCs in rates in those jurisdictions is contingent upon a supportive private letter ruling from the IRS. If the Registrant Subsidiaries are successful in transitioning to stand-alone treatment of NOLC, it could have a material, favorable impact on future net income.

•SPP Capacity Planning Reserve Margin - In July 2022, SPP approved a plan to increase its capacity planning reserve margin from 12% to 15% starting in the summer of 2023. Compliance filings were made with SPP in February 2023 and any deficiencies are required to be remedied by May 2023. SPP’s annual non-compliance charge as a result of not meeting capacity requirements could range from approximately $86 thousand per MW to approximately $171 thousand per MW under the current SPP tariff. Non-compliance could also result in a failure to meet NERC criteria. As of December 31, 2022, the increase in the capacity planning reserve margin for PSO and SWEPCo to comply with this new SPP requirement was approximately 265 MWs.

Management has been taking actions and expects to comply with SPP’s 2023 capacity planning reserve margin requirement. If PSO or SWEPCo incur charges or are unable to recover, or experience delays in recovering, the costs of complying with SPP’s rule, it could reduce future net income and cash flows and impact financial condition.

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

Completed Base Rate Case Proceedings

		Approved Revenue		Approved	New Rates
Company	Jurisdiction	Requirement Increase		ROE	Effective
		(in millions)
SWEPCo	Texas	$39.4		9.25%	March 2021
I&M	Indiana	61.4	(a)	9.7%	February 2022
SWEPCo	Arkansas	48.7		9.5%	July 2022
KGPCo	Tennessee	5.8		9.5%	August 2022
SWEPCo	Louisiana	21.0		9.5%	February 2023

(a)See “2021 Indiana Base Rate Case” section of Note 4 - Rate Matters in the 2021 Annual Report for additional information.

Pending Base Rate Case Proceedings

			Requested Revenue		Commission Staff/
		Filing	Requirement	Requested	Intervenor Range of
Company	Jurisdiction	Date	Increase	ROE	Recommended ROE
(in millions)
PSO	Oklahoma	November 2022	$173.0	10.4%	(a)

(a)Intervenor testimony is expected to be filed in the first quarter of 2023.

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

		Traditional FAC	As of	As of	Increase/
Company	Jurisdiction	Recovery Reset	December 31, 2022	December 31, 2021	(Decrease)
APCo	Virginia (a)	Annually	$407.9	$128.6	$279.3
APCo	West Virginia	Annually	288.5	72.7	215.8
I&M	Indiana	Bi-Annually	38.1	—	38.1
I&M	Michigan	Annually	9.0	6.4	2.6
PSO	Oklahoma (b)	Annually	431.5	194.6	236.9
SWEPCo	Arkansas	Annually	65.8	23.1	42.7
SWEPCo	Louisiana	Monthly	—	11.1	(11.1)
SWEPCo	Texas	Tri-Annually	191.4	47.0	144.4
KPCo	Kentucky	Monthly	23.2	8.2	15.0
WPCo	West Virginia	Annually	231.1	101.6	129.5
		Total (c)	$1,686.5	$593.3	$1,093.2

(a)Includes $223 million of noncurrent deferred fuel classified as a Regulatory Asset on APCo’s balance sheets as of December 31, 2022.
(b)Includes $253 million of noncurrent deferred fuel classified as a Regulatory Asset on PSO’s balance sheets as of December 31, 2022.
(c)Includes $23 million and $8 million as of December 31, 2022 and December 31, 2021, respectively, of deferred fuel classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

The AEP utility subsidiaries are working with various state commissions on the timing of recovering deferred fuel balances and have made the following recent filings:

In April 2022, APCo and WPCo submitted their 2022 annual ENEC filing with the WVPSC requesting a $297 million annual increase in ENEC revenues, effective September 1, 2022. In February 2023, the WVPSC issued an order stating that the commission will not grant additional rate increases for fuel costs until the WVPSC staff completes its prudency review. See “2021 and 2022 ENEC Filings” section of Note 4 for additional information.

In August 2022, PSO requested an interim update to its annual Fuel Cost Adjustment (FCA) rates in accordance with the terms of the established tariff which allows PSO or the OCC staff to request an interim FCA adjustment in the event that the annual FCA over/under-recovered balance is $50 million or more on a cumulative basis. In September 2022, the Director of the Public Utility Division of the OCC approved a FCA rate designed to collect a $402 million deferred fuel balance over a 27-month period, effective with the first billing cycle of October 2022. PSO’s fuel and purchased power expenses are subject to an annual prudency review by the OCC.

In September 2022, APCo submitted a request to the Virginia SCC to increase its annual fuel factor by approximately $279 million. APCo implemented interim FAC rates effective November 2022 subject to Virginia SCC review. To help mitigate the impact of rising fuel costs on customer bills, APCo proposed to recover its deferred fuel balance as of October 31, 2022 over two years. An order from the Virginia SCC is expected in the first quarter of 2023.

In September 2022, SWEPCo filed a request with the APSC for an interim increase to its current Energy Cost Rate (ECR) to recover $44 million of additional fuel costs incurred from April 2022 through August 2022, subsequent to the last annual ECR rate change. The interim rate was effective with the first billing cycle of October 2022 and will be in effect for six months until the ECR is reset in April 2023.

In October 2022, SWEPCo filed a request with the PUCT for an interim fuel surcharge to recover $83 million of additional fuel costs incurred through August 2022. An interim rate is effective February 2023, subject to final approval by the PUCT.

Dolet Hills Power Station and Related Fuel Operations

In 2020, management of SWEPCo and CLECO determined DHLC would not develop additional Oxbow Lignite Company (Oxbow) mining areas for future lignite extraction and ceased extraction of lignite at the mine in May 2020. In April 2020, SWEPCo and CLECO jointly filed a notification letter to the LPSC providing notice of the cessation of lignite mining. In December 2021, the Dolet Hills Power Station was retired. While in operation, DHLC provided 100% of the fuel supply to Dolet Hills Power Station.

The remaining book value of Dolet Hills Power Station non-fuel related assets are recoverable by SWEPCo through rate riders. As of December 31, 2022, SWEPCo’s share of the net investment in the Dolet Hills Power Station is $112 million, including materials and supplies, net of cost of removal collected in rates.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses and are subject to prudency determinations by the various commissions. After closure of the DHLC mining operations and the Dolet Hills Power Station, additional reclamation and other land-related costs incurred by DHLC and Oxbow will continue to be billed to SWEPCo and included in existing fuel clauses. As of December 31, 2022, SWEPCo had a net under-recovered fuel balance of $257 million, inclusive of costs related to Dolet Hills Power Station billed by DHLC, but excluding impacts of the February 2021 severe winter weather event.

In March 2021, the LPSC issued an order allowing SWEPCo to recover up to $20 million of fuel costs in 2021 and defer approximately $32 million of additional costs with a recovery period to be determined at a later date. In August 2022, the LPSC staff filed testimony recommending fuel disallowances of $72 million, including denial of recovery of the $32 million deferral, with refunds to customers over five years. In September 2022, SWEPCo filed rebuttal testimony addressing the LPSC staff recommendations.

In March 2021, the APSC approved fuel rates that provide recovery of $20 million for the Arkansas share of the 2021 Dolet Hills Power Station fuel costs over five years through the existing fuel clause.

In August 2022, SWEPCo filed a fuel reconciliation with the PUCT covering the fuel period of January 1, 2020 through December 31, 2021. Intervenor testimony is due in the first quarter of 2023 and a decision from the PUCT is expected in the third quarter of 2023.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Pirkey Plant and Related Fuel Operations

In 2020, management announced plans to retire the Pirkey Plant in 2023. The Pirkey Plant non-fuel costs are recoverable by SWEPCo through base rates and rate riders. As part of the 2020 Louisiana Base Rate Case, the LPSC authorized recovery of SWEPCo’s Louisiana share of the Pirkey Plant through a separate rider. Fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions. As of December 31, 2022, SWEPCo’s share of the net investment in the Pirkey Plant is $215 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $43 million as of December 31, 2022. As of December 31, 2022, SWEPCo had a net under-recovered fuel balance of $257 million, inclusive of costs related to Pirkey Plant billed by Sabine, but excluding impacts of the February 2021 severe winter weather event. Upon cessation of lignite deliveries by Sabine to the Pirkey Plant, additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In February 2022, AEP management announced the initiation of a process to sell all or a portion of AEP Renewables’ competitive contracted renewables portfolio within the Generation & Marketing segment. Subsequently, AEP’s investment in Flat Ridge 2 Wind LLC was removed from the competitive contracted renewables sale portfolio. In June 2022, as a result of deteriorating financial performance, sale negotiations and AEP’s ongoing evaluation and ultimate decision to exit the investment in the near term, AEP determined a decline in the fair value of AEP’s investment in Flat Ridge 2 was other than temporary and recorded a pretax other than temporary impairment charge of $186 million in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s statements of income. In the third quarter of 2022, in accordance with the accounting guidance for “Investments - Equity Method and Joint Ventures”, AEP recorded an additional $2 million pretax other than temporary impairment charge in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s statements of income. AEP has recorded a $188 million other than temporary impairment in its investment in Flat Ridge 2 for the year ended December 31, 2022 in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s statements of income. AEP’s determination of fair value utilized the accounting guidance for Fair Value Measurement market approach to valuation and was based on negotiations to sell the investment to a nonaffiliate. In September 2022, AEP signed a Purchase and Sale Agreement with a nonaffiliate for AEP’s interest in Flat Ridge 2. The transaction closed in the fourth quarter of 2022 and had an immaterial impact on the financial statements at closing.

As of December 31, 2022, the competitive contracted renewable portfolio assets totaled 1.4 gigawatts of generation resources representing consolidated solar and wind assets, with a net book value of $1.2 billion, and a 50% interest in four joint venture wind farms, totaling $247 million, accounted for as equity method investments.

In late January 2023, AEP received final bids from interested parties. In February 2023, AEP’s Board of Directors approved management’s plan to sell the competitive contracted renewables portfolio and AEP signed an agreement to sell the competitive contracted renewables portfolio to a nonaffiliated party for $1.5 billion including the assumption of project debt. As part of the sale agreement, AEP provided the acquirer an indemnification related to certain losses, not to exceed $70 million, which could result from one of the joint venture wind farm’s inability to meet certain minimum performance requirements.

The sale is subject to FERC approval, clearance from the Committee on Foreign Investment in the United States and approval under applicable competition laws. AEP expects to close on the sale in the second quarter of 2023 and receive cash proceeds, net of taxes, transaction fees and other customary closing adjustments, of approximately $1.2 billion.

Management concluded the consolidated assets within the competitive contracted renewables portfolio met the accounting requirements to be presented as Held for Sale in the first quarter of 2023 based on the receipt of final bids, Board of Director approval to consummate a sale transaction and the signing of the sale agreement. AEP anticipates recording an estimated pretax loss ranging from $175 million to $225 million ($100 million to $150 million after-tax), in the first quarter of 2023 as a result of reaching Held for Sale status. Management concluded the impact of any other than temporary decline in the fair value of the four joint venture wind farms was not material to AEP’s December 31, 2022 financial statements. Any changes to the book value or carrying value of these assets, or the anticipated sale price, could further reduce future net income and impact financial condition.

Regulated Renewable Generation Facilities

North Central Wind Facilities

In 2020, PSO and SWEPCo received regulatory approvals to acquire the NCWF, comprised of three Oklahoma wind facilities totaling 1,484 MWs. PSO and SWEPCo own undivided interests of 45.5% and 54.5% of the NCWF, respectively. Output from the NCWF serves retail load in PSO’s Oklahoma service territory and both retail and FERC wholesale load in SWEPCo’s service territories in Arkansas and Louisiana. The Oklahoma and Louisiana portions of the NCWF revenue requirement, net of PTC benefit, are recoverable through authorized riders beginning at commercial operation and until such time as amounts are reflected in base rates. The Arkansas portion of the NCWF revenue requirement was approved for recovery through base rates in the 2021 Arkansas base rate case. The table below provides a summary of the facilities as of December 31, 2022:

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

See “North Central Wind Energy Facilities” section of Note 7 for additional information.

Recent Renewable Generation Filings

In December 2021 and January 2022, APCo filed petitions with the Virginia SCC and WVPSC, respectively, for prudency and cost recovery of several renewable projects. In July 2022, the Virginia SCC approved APCo’s December 2021 petition for prudency and cost recovery. In January 2023, the WVPSC issued an order approving the remaining projects included in the petition. The table below provides a list of all remaining projects from the APCo petitions.

Generation Type	Expected Commercial Operation	Owned/PPA	Generating Capacity
			(in MWs)
Solar	Second Quarter 2023	Owned	5
Solar	Fourth Quarter 2025	PPA	20
Solar	In Operation	PPA	15
Wind	Third Quarter 2025	Owned	204
Total Renewable Projects			244

In May 2022, SWEPCo submitted filings before the APSC, LPSC and PUCT requesting approval to acquire three renewable energy projects totaling 999 MWs. In October 2022, SWEPCo also submitted the necessary filings with the FERC. The projects are comprised of two wind facilities, totaling 799 MWs, and one solar facility, totaling 200 MWs. One of the wind facilities, totaling approximately 201 MWs, is expected to reach commercial operation in December 2024 with the remaining facilities expected to reach commercial operation in December 2025. In January 2023, a hearing was held at the PUCT. Additionally in January 2023, SWEPCo filed an unopposed joint settlement agreement with the APSC that supported approval of the projects. An order from the APSC is expected in the second quarter of 2023. In December, 2022, an intervenor filed suit seeking injunctive relief to effectively halt SWEPCo’s regulatory proceedings, among other relief; however, the magistrate judge for the United States District Court for the Eastern District of Texas has recommended denial of intervenor’s request for injunctive relief.

In November 2022, PSO submitted filings with the OCC requesting approval of its fuel-free power plan to purchase three new wind farms, totaling approximately 553 MWs, and three new solar facilities, totaling approximately 443 MWs. These projects are expected to reach commercial operation in 2025. This proposed plan will help meet projected power needs while protecting customers from volatility in energy costs driven by high natural gas and power prices. In addition, PSO has recently executed an agreement to purchase the 154 MW Rock Falls Wind Facility, and has requested cost recovery in the 2022 Oklahoma Base Rate Case. In February 2023, the FERC approved PSO’s acquisition of the Rock Falls Wind Facility under Section 203 of the Federal Power Act. See “2022 Oklahoma Base Rate Case” section of Note 4 for additional information.

Significant Renewable Generation Requests for Proposal (RFP)

As part of AEP’s transition to diversify the company’s generation resources and build its renewable generation portfolio, the Registrants file RFPs in an effort to identify potential wind and solar projects. The table below includes RFPs recently issued for owned generation. These projects would be subject to regulatory approval.

Company	Issuance Date	Generation Type	Generating Capacity
			(in MWs)
APCo	January 2022	Wind	1,000
APCo	January 2022	Solar (a)	100
I&M	March 2022	Wind (a)(b)	800
I&M	March 2022	Solar (a)(b)	500
SWEPCo	September 2022	Wind (a)	1,900
SWEPCo	September 2022	Solar (a)	500
Total Significant RFPs			4,800

(a)Includes an option for battery storage.
(b)Includes solicitation of bids for both owned projects and PPAs.

Disposition of KPCo and KTCo

In October 2021, AEP entered into a Stock Purchase Agreement (SPA) to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to certain conditions contingent upon the closing of the sale. AEP has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) and the Committee on Foreign Investment in the United States during 2022. Clearance under the HSR expired in January 2023. AEP and Liberty refiled a joint application seeking HSR clearance in February 2023. The sale is also contingent upon FERC approval under Section 203 of the Federal Power Act. The parties to the SPA have certain termination rights if the closing of the sale does not occur by April 26, 2023.

Transfer of Ownership

FERC Proceedings

In December 2021, Liberty, KPCo and KTCo (the applicants) requested FERC approval of the sale under Section 203 of the Federal Power Act. In February 2022, several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission rates of applicants. In April 2022, the FERC issued a deficiency letter stating that the Section 203 application is deficient and that additional information is required to process it. In May 2022, Liberty, KPCo and KTCo supplemented the application. In December 2022, the FERC issued an order denying, without prejudice, authorization of the proposed sale stating the applicants failed to demonstrate the proposed transaction will not have an adverse effect on rates.

In January 2023, AEP, AEPTCo, and Liberty entered into an amendment to the SPA that specified the applicants will submit a new filing for approval under Section 203 of the Federal Power Act. The new filing was submitted to the FERC on February 14, 2023. The applicants requested expedited treatment of the new filing, including an accelerated comment period. In response, the FERC granted a shortened 45 day comment period. The applicants believe the new Section 203 application addresses the concerns raised in the FERC’s December 2022 order. The application contains several additional commitments by Liberty to mitigate potential adverse impacts on FERC jurisdictional rates over the next five years, including: a) maintaining the current return on equity; b) maintaining the current cost cap on equity; c) financing future investments at the current credit rating; and d) capping certain operating and administrative costs. The sale remains subject to FERC approval. The statute requires an order from the FERC within 180 days of the February 14, 2023 filing date in accordance with Section 203 of the Federal Power Act.

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

Mitchell Plant Operations and Maintenance Agreement and Ownership Agreement

KPCo and WPCo each own a 50% undivided interest in the 1,560 MW coal-fired Mitchell Plant. As of December 31, 2022 and 2021, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $577 million and $586 million, respectively. The SPA includes a condition precedent to closing requiring the issuance of regulatory orders approving new Mitchell Plant agreements.

The KPSC and WVPSC issued orders proposing materially different modifications to the Mitchell Plant agreements filed by AEP such that the new agreements could not be executed by the parties. In lieu of new agreements, in July 2022, KPCo and WPCo confirmed with the KPSC and WVPSC, respectively, that they will continue operating under the existing Mitchell Agreement, utilizing the Mitchell Agreement Operating Committee’s authority under that agreement to issue appropriate resolutions so the parties can operate in accordance with each state commission’s directives related to CCR and ELG investment. In September 2022, pursuant to resolutions under the existing Mitchell Plant agreement, WPCo replaced KPCo as the Operator of Mitchell Plant.

Summary

As a result of the conditions imposed by the KPSC’s May 2022 order, in the second quarter of 2022, AEP recorded a $69 million loss on the expected sale of the Kentucky Operations in accordance with accounting guidance for Fair Value Measurement.

In September 2022, AEP, AEPTCo and Liberty entered into an amendment to the SPA which reduced the purchase price to approximately $2.646 billion and Liberty agreed to waive, upon FERC approval of the sale, the SPA condition precedent to closing requiring the issuance of regulatory orders approving new proposed Mitchell Plant agreements. Further, as a result of the reduced purchase price from the September Amendment and the change to the anticipated timing of the completion of the transaction, AEP recorded an additional $194 million pretax loss ($149 million net of tax) on the expected sale of the Kentucky Operations in the third quarter of 2022 in accordance with the accounting guidance for Fair Value Measurement.

As a result of the December 2022 FERC order and resulting delay in the anticipated timing of the closing of the transaction, AEP recorded an additional $100 million pretax loss ($79 million net of tax) on the expected sale of the Kentucky Operations in December 2022 in accordance with the accounting guidance for Fair Value Measurement. In total, AEP recorded a $363 million pretax loss of ($297 million net of tax) on the expected sale of the Kentucky Operations for the twelve months ended December 31, 2022.

Management believes it is probable that FERC authorization under Section 203 of the Federal Power Act will be received and closing will occur after receipt of the order. Therefore, the assets and liabilities of KPCo and KTCo were classified as Held for Sale in the December 31, 2022 balance sheets of AEP and AEPTCo. Upon closing, Liberty will acquire the assets and assume the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction. AEP expects cash proceeds, net of taxes and transaction fees, from the sale of approximately $1.2 billion. AEP plans to use the proceeds from the sale to fund its continued investment in regulated businesses, including transmission and regulated renewables projects. If additional reductions in the fair value of the Kentucky Operations occur, it would reduce future net income and cash flows.

Merchant Portion of Turk Plant

SWEPCo constructed the Turk Plant, a base load 600 MW (650 MW net maximum capacity) pulverized coal ultra-supercritical generating unit in Arkansas, which was placed in-service in December 2012 and is included in the Vertically Integrated Utilities segment. SWEPCo owns 73% (440 MWs/477 MWs) of the Turk Plant and operates the facility.

Approximately 20% of the Turk Plant output is currently not subject to cost-based rate recovery in Arkansas. This portion of the plant’s output is being sold into the wholesale market. Approximately 80% of the Turk Plant investment is recovered under retail cost-based rate recovery in Texas, Louisiana and through SWEPCo’s wholesale customers under FERC-approved rates. In November 2022, SWEPCo filed a Certificate of Public Convenience and Necessity with the APSC for approval to operate the Turk plant to serve Arkansas customers and recover the associated costs through a cost recovery rider. Cost-based recovery of the Turk Plant would aid SWEPCo’s near-term capacity needs and support compliance with SPP’s 2023 increased capacity planning reserve margin requirements. As of December 31, 2022, the net book value of the Turk Plant was $1.4 billion, before cost of removal including CWIP and inventory. If SWEPCo cannot ultimately recover its investment and expenses related to the Arkansas retail portion of the Turk Plant, it could reduce future net income and cash flows and impact financial condition.

Winter Storm Elliott

In December 2022, severe winter weather and extreme cold temperatures resulted in an unusually high demand for electricity and the declaration of an Energy Emergency Alert (EEA) in the PJM region. The EEA was in effect from December 23, 2022 through December 25, 2022. During this time, all electric generating units located within the PJM region were directed to operate up to their maximum generation output levels. The issuance of the EEA also triggered PJM Performance Assessment Intervals (PAI) for each committed generation capacity resource. During a PAI event, PJM evaluates the performance of each committed capacity resource against PJM performance standards. Generating units that underperform during a PAI event are subject to non-performance charges while generating units that perform above expectations are awarded performance bonuses. PJM awards and allocates the bonus performance payments from the pool of non-performance charges collected during the PAI event. PJM provided preliminary performance standards for each generating resource in January 2023 and additional preliminary generating unit performance data was released by PJM in February 2023. PJM currently expects to invoice non-performance charges and bonus payments in the month-end bill for March 2023 issued in early April 2023. As of December 31, 2022, based on preliminary PJM performance standards and internal generation estimates, OPCo and APCo recorded $7 million and $2 million, respectively, of non-performance charges from the December PAI event in Electricity, Transmission and Distribution revenues and Purchased Electricity, Fuel and Other Consumables Used for Electric Generation, respectively, on the statements of income. The Registrants did not record estimated bonus performance payments as of December 31, 2022 as those amounts were not reasonably estimable.

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

After the litigation proceeded at the district court and appellate court, in April 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $116 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit. The transaction closed at the expiration of the Rockport Plant, Unit 2 lease in December 2022 and also resulted in a final settlement of, and release of claims in, the lease litigation.

Subsequent to the end of the Rockport Plant, Unit 2 lease in December 2022, AEGCo’s 50% ownership share of Rockport Plant, Unit 2 is being billed to I&M under a FERC-approved UPA. I&M’s purchased power from AEGCo and I&M’s 50% ownership share of Rockport Plant, Unit 2 electricity generated represent a merchant resource for I&M until Rockport Plant, Unit 2 is retired in 2028. A 2021 IURC order approved a settlement agreement addressing the future use of Rockport Plant, Unit 2 as a short-term capacity resource through the June 2023 - May 2024 PJM planning year. The MPSC issued an order in February 2023 approving the settlement agreement on I&M’s 2022 Integrated Resource Plan (IRP) filing, which included certain cost recovery for the remaining net book value of leasehold improvements made during the term of the Rockport Plant, Unit 2 lease and future use of Rockport Plant, Unit 2 as a capacity resource. If I&M cannot recover its future investment and expenses related to the merchant share of Rockport Plant Unit 2, it could reduce future net income and cash flows and impact financial condition.

Claims Challenging Transition of American Electric Power System Retirement Plan to Cash Balance Formula

Four participants in The American Electric Power System Retirement Plan (the Plan) filed a class action complaint in December 2021 in the U.S. District Court for the Southern District of Ohio against AEPSC and the Plan. When the Plan’s benefit formula was changed in the year 2000, AEP provided a special provision for employees hired before January 1, 2001, allowing them to continue benefit accruals under the then benefit formula for a full 10 years alongside of the new cash balance benefit formula then being implemented.  Employees who were hired on or after January 1, 2001 accrued benefits only under the new cash balance benefit formula.  The plaintiffs assert a number of claims on behalf of themselves and the purported class, including that: (a) the Plan violates the requirements under the Employee Retirement Income Security Act (ERISA) intended to preclude back-loading the accrual of benefits to the end of a participant’s career, (b) the Plan violates the age discrimination prohibitions of ERISA and the Age Discrimination in Employment Act and (c) AEP failed to provide required notice regarding the changes to the Plan. Among other relief, the Complaint seeks reformation of the Plan to provide additional benefits and the recovery of plan benefits for former employees under such reformed plan. The plaintiffs previously had submitted claims for additional plan benefits to AEP, which were denied. On February 15, 2022, AEPSC and the Plan filed a motion to dismiss the complaint for failure to state a claim. On August 16, 2022, the district court granted the motion to dismiss the complaint without prejudice. The plaintiffs filed a motion for leave to file an amended complaint, which the Court denied on December 1, 2022. The plaintiffs did not file an appeal by the deadline of January 3, 2023.

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

In August 2020, an AEP shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleged misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501(c)(4) organization contribution and lobbying activities in Ohio. The complaint sought monetary damages, among other forms of relief. In December 2021, the district court issued an opinion and order dismissing the securities litigation complaint with prejudice, determining that the complaint failed to plead any actionable misrepresentations or omissions. The plaintiffs did not appeal the ruling.

In January 2021, an AEP shareholder filed a derivative action in the U.S. District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court entered a scheduling order in the New York state court derivative action staying the case other than with respect to briefing the motion to dismiss. AEP filed substantive and forum-based motions to dismiss on April 29, 2022. On September 13, 2022, the New York state court granted the forum-based motion to dismiss with prejudice and the plaintiffs subsequently filed a notice of appeal with the New York appellate court. On January 20, 2023, the New York plaintiff filed a motion to intervene in the pending Ohio federal court action and withdrew his appeal in New York on January 24, 2023. AEP filed a brief in opposition to intervention on February 3, 2023. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP filed a motion to dismiss the amended complaint on May 3, 2022 and briefing on the motion to dismiss has been completed. Discovery remains stayed pending the district court’s ruling on the motion to dismiss. The plaintiff in the Ohio state court case advised that they no longer agreed to stay the proceedings, therefore, AEP filed a motion to continue the stays of proceedings on May 20, 2022 and the plaintiff filed an amended complaint on June 2, 2022. On June 15, 2022, the Ohio state court entered an order continuing the stays of that case until the resolution of the consolidated derivative actions pending in Ohio federal district court. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the passage of HB 6 and documents relating to AEP’s policies and financial processes and controls. In August 2022, AEP received a second subpoena from the SEC seeking various additional documents relating to its ongoing investigation. AEP is cooperating fully with the SEC’s investigation, which has included taking testimony from certain individuals. Although the outcome of the SEC’s investigation cannot be predicted, management does not believe the results of this investigation will have a material impact on financial condition, results of operations or cash flows.

Claims for Indemnification Related to Damages Resulting from the Federal EPA’s Denial of Alternative Closure Deadline for Gavin Plant and Associated Findings of Compliance

In November 2022, the Federal EPA issued a final decision denying Gavin Power LLC’s requested extension to allow a CCR surface impoundment at the Gavin Power Station to continue to receive CCR and non-CCR waste streams after April 11, 2021 until May 4, 2023 (the Gavin Denial). As part of the Gavin Denial, the Federal EPA made several determinations related to the CCR Rule (see “Coal Combustion Residual (CCR) Rule” section below for additional information), including a determination that the closure of the 300 acre unlined fly ash reservoir (FAR) is noncompliant with the CCR Rule in multiple respects. The Gavin Power Station was formerly owned and operated by AEP and was sold to Gavin Power LLC and Lightstone Generation LLC in 2017. Pursuant to the PSA, AEP maintained responsibility to complete closure of the FAR in accordance with the closure plan approved by the Ohio EPA which was completed in July 2021. The PSA contains indemnification provisions, pursuant to which the owners of the Gavin Power Station have notified AEP they believe they are entitled to indemnification for any damages that may result from the Gavin Denial, as well as any future enforcement or litigation resulting from the Federal EPA’s determinations of noncompliance with various aspects of the CCR Rule as part of the Gavin Denial. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the PSA. In addition, Gavin Power LLC, several AEP subsidiaries, and other parties have filed Petitions for Review of the Gavin Denial with the U.S. Court of Appeals for the District of Columbia Circuit. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed below will have a material impact on AEP System generating units.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of December 31, 2022, the AEP System owned generating capacity of approximately 25,000 MWs, of which approximately 11,300 MWs were coal-fired.  Management continues to refine the cost estimates of complying with these rules and other impacts of the environmental proposals on fossil generation. Based upon management estimates, AEP’s future investment to meet these existing and proposed requirements ranges from approximately $125 million to $200 million through 2026.

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

Clean Air Act Requirements

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions. The states implement and administer many of these programs and could impose additional or more stringent requirements. The primary regulatory programs that continue to drive investments in AEP’s existing generating units include: (a) periodic revisions to NAAQS and the development of SIPs to achieve more stringent standards, (b) implementation of the regional haze program by the states and the Federal EPA, (c) regulation of hazardous air pollutant emissions under MATS, (d) implementation and review of CSAPR and (e) the Federal EPA’s regulation of greenhouse gas emissions from fossil generation under Section 111 of the CAA. Notable developments in significant CAA regulatory requirements affecting AEP’s operations are discussed in the following sections.

National Ambient Air Quality Standards

The Federal EPA periodically reviews and revises the NAAQS for criteria pollutants under the CAA. Revisions tend to increase the stringency of the standards, which in turn may require AEP to make investments in pollution control equipment at existing generating units, or, since most units are already well controlled, to make changes in how units are dispatched and operated. In January 2023, the Federal EPA announced its proposed decision to strengthen the primary (health-based) annual PM2.5 standard. The Biden administration has previously indicated that it is likely to revisit the NAAQS for ozone, which were left unchanged by the prior administration following its review. Management cannot currently predict if any changes to either standard are likely to be finalized or what such changes may be, but will continue to monitor this issue and any future rulemakings.

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

Cross-State Air Pollution Rule

CSAPR is a regional trading program designed to address interstate transport of emissions that contribute significantly to non-attainment and maintenance of the 1997 ozone and PM NAAQS in downwind states.  CSAPR relies on SO2 and NOX allowances and individual state budgets to compel further emission reductions from electric utility generating units.  Interstate trading of allowances is allowed on a restricted basis.

In January 2021, the Federal EPA finalized a revised CSAPR rule, which substantially reduces the ozone season NOX budgets in 2021-2024. Several utilities and other entities potentially subject to the Federal EPA’s NOX regulations have challenged that final rule in the U.S. Court of Appeals for the District of Columbia Circuit and oral arguments were held in September 2022. Management cannot predict the outcome of that litigation, but believes it can meet the requirements of the rule in the near term, and is evaluating its compliance options for later years, when the budgets are further reduced. In addition, in February 2023, the EPA Administrator finalized the denial of 2015 Ozone NAAQS SIPs for 19 states. A FIP that further revises the ozone season NOX budgets under the existing CSAPR program in those states is expected to be finalized in the spring of 2023 and will likely take effect for the 2023 ozone season. Management is evaluating the impacts of the rule changes.

Climate Change, CO2 Regulation and Energy Policy

In 2019, the Affordable Clean Energy (ACE) rule established a framework for states to adopt standards of performance for utility boilers based on heat rate improvements for such boilers. However, in January 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated the ACE rule and remanded it to the Federal EPA. In October 2021, the United States Supreme Court granted certiorari and combined four separate petitions seeking review of the District of Columbia Circuit Court decisions. Oral arguments were held in February 2022 and on June 30, 2022, the United States Supreme Court reversed the District of Columbia Circuit Court’s decision and remanded for further proceedings. The Federal EPA must take some action before anything is required of the utilities as a result of this decision. At a minimum, if the Federal EPA intends to implement the ACE rule, it must conduct additional rulemaking to update its applicable deadlines, which have all passed. Alternatively, the Federal EPA may abandon the ACE rule and proceed to regulate greenhouse gases through a new rule, the scope of which is unknown. The Federal EPA has announced it expects to propose a new rule in 2023. Management is unable to predict how the Federal EPA will respond to the Court’s remand.

In 2018, the Federal EPA filed a proposed rule revising the standards for new sources and determined that partial carbon capture and storage is not the best system of emission reduction because it is not available throughout the U.S. and is not cost-effective. That rule has not been finalized. The Federal EPA has indicated that it intends to conduct a comprehensive review of the existing standards and, if appropriate, amend the emission standards for new fossil fuel-fired generating units. A proposed rule is expected in 2023. Management continues to actively monitor these rulemaking activities.

While no federal regulatory requirements to reduce CO2 emissions are in place, AEP has taken action to reduce and offset CO2 emissions from its generating fleet. AEP expects CO2 emissions from its operations to continue to decline due to the retirement of some of its coal-fired generation units, and actions taken to diversify the generation fleet and increase energy efficiency where there is regulatory support for such activities. The majority of the states where AEP has generating facilities passed legislation establishing renewable energy, alternative energy and/or energy efficiency requirements that can assist in reducing carbon emissions.  In April 2020, Virginia enacted clean energy legislation to allow the state to participate in the Regional Greenhouse Gas Initiative (RGGI), require the retirement of all fossil-fueled generation by 2045 and require 100% renewable energy to be provided to Virginia customers by 2050. Management is taking steps to comply with these requirements, including increasing wind and solar installations, purchasing renewable power and broadening AEP System’s portfolio of energy efficiency programs. In early 2022, Virginia’s governor issued an executive order directing his administration to end Virginia’s participation in RGGI. In December 2022, the Virginia Air Pollution Control Board voted in support of the proposed regulations to withdraw Virginia from RGGI. These regulations have not been finalized. Management will continue to monitor these rulemaking activities.

In October 2022, AEP announced new intermediate and long-term CO2 emission reduction goals, based on the output of the company’s integrated resource plans, which take into account economics, customer demand, grid reliability and resiliency, regulations and the company’s current business strategy. AEP adjusted its near-term carbon dioxide emission reduction target from a 2000 baseline to a 2005 baseline, upgraded its 80% reduction by 2030 target to include full Scope 1 emissions and accelerated its net-zero goal by five years to 2045. AEP’s total Scope 1 GHG emissions in 2022 were approximately 52.5 million metric tons CO2e, approximately a 65% reduction from AEP’s 2005 Scope 1 GHG emissions (inclusive of emission reductions that result from plants that have been sold). AEP has made significant progress in reducing CO2 emissions from its power generation fleet and expects its emissions to continue to decline. Technological advances, including energy storage, will determine how quickly AEP can achieve zero emissions while continuing to provide reliable, affordable power for customers.

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

Company	Plant Name	Generating Capacity	Net Book Value (a)		Projected Retirement Date
		(in MWs)	(in millions)
AEGCo	Rockport Plant, Unit 1	655	$226.0		2028
APCo	Amos	2,930	2,140.2		2040
APCo	Mountaineer	1,320	980.8		2040
I&M	Rockport Plant, Unit 1	655	449.2	(b)	2028
KPCo	Mitchell Plant	780	576.7		2040
SWEPCo	Flint Creek Plant	258	265.4		2038
WPCo	Mitchell Plant	780	638.3		2040

(a)Net book value as of December 31, 2022, before cost of removal including CWIP and inventory.
(b)Amount includes a $147 million regulatory asset related to the retired Tanners Creek Plant. The IURC and MPSC authorized recovery of the Tanners Creek Plant regulatory asset over the useful life of Rockport Plant, Unit 1 in 2015 and 2014, respectively.

In January 2022, the Federal EPA proposed to deny several extension requests filed by the other utilities based on allegations that those utilities are not in compliance with the CCR Rule (the January Actions). In November 2022, the Federal EPA finalized one of these denials. The Federal EPA’s allegations of noncompliance rely on new interpretations of the CCR Rule requirements. The January Actions of the Federal EPA have been challenged in the U.S. Court of Appeals for the District of Columbia Circuit as unlawful rulemaking that revises the existing CCR Rule requirements without proper notice and without opportunity for comment. Management is unable to predict the outcome of that litigation.

In July 2022, the Federal EPA proposed conditional approval of the pending extension request for the Mountaineer Plant. The Federal EPA alleged that the Mountaineer Plant was not fully compliant with the CCR Rule. In December 2022, AEP withdrew the pending extension request for the Mountaineer Plant as work to construct new CCR disposal facilities was completed and the extension was no longer needed. The Federal EPA has not yet proposed any action on the other pending extension requests submitted by AEP. However, statements made by the Federal EPA in the context of the proposed and final decisions on extension requests issued to date indicate that there is a risk that the Federal EPA may conclude that AEP is not eligible for an extension of time to cease use of those CCR impoundments for which extension requests are pending and/or that one or more of AEP’s facilities is not in compliance with the CCR Rule. If that occurs, AEP may incur material additional costs to change its plans for complying with the CCR Rule, including the potential to have to temporarily cease operation of one or more facilities until an acceptable compliance alternative can be implemented. Such temporary cessation of operation could materially impact the cost of serving customers of the affected utility. Further, actions by the Federal EPA could require AEP to remove coal ash from CCR units that have already been closed in accordance with state law programs or could require AEP to incur costs related to CCR units at various active and legacy facilities.

Closure and post-closure costs have been included in ARO in accordance with the requirements in the Federal EPA’s final CCR rule. Additional ARO revisions will occur on a site-by-site basis if groundwater monitoring activities conclude that corrective actions are required to mitigate groundwater impacts. AEP may incur significant additional costs complying with the Federal EPA’s CCR Rule, including costs to upgrade or close and replace surface impoundments and landfills used to manage CCR and to conduct any required remedial actions including removal of coal ash. If additional costs are incurred and AEP is unable to obtain cost recovery, it would reduce future net income and cash flows and impact financial condition. Management will continue to participate in rulemaking activities and make adjustments based on new federal and state requirements affecting its ash disposal units.

The second option to obtain an extension of the April 11, 2021 deadline to cease operation of unlined impoundments allows a generating facility to continue operating its existing impoundments without developing alternative CCR disposal, provided the facility commits to cease combustion of coal by a date certain. Under this option, a generating facility would have until October 17, 2023 to cease coal-fired operations and to close CCR storage ponds 40 acres or less in size, or through October 17, 2028 for facilities with CCR storage ponds greater than 40 acres in size. Pursuant to this option, AEP informed the Federal EPA of its intent to retire the Pirkey Plant and cease using coal at the Welsh Plant. The table below summarizes the net book value of the Pirkey Plant and Welsh Plant, Units 1 and 3 as of December 31, 2022.

Company	Plant Name and Unit	Generating Capacity	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Projected Retirement Date
		(in MWs)	(in millions)
SWEPCo	Pirkey Plant	580	$35.1	$179.5	2023	(b)
SWEPCo	Welsh Plant, Units 1 & 3	1,053	416.8	85.6	2028	(c)(d)

(a)Net book value as of December 31, 2022, including CWIP and excluding cost of removal and materials and supplies.
(b)In January 2023, the LPSC authorized the recovery of SWEPCo’s Louisiana share of the Pirkey Plant through a separate rider through 2032. See Note 4 - Rate Matters for additional information. The Pirkey Plant is currently being recovered through 2045 in the Arkansas and Texas jurisdictions.
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

Clean Water Act Regulations

The Federal EPA’s ELG rule for generating facilities establishes limits for FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater, which are to be implemented through each facility’s wastewater discharge permit. A revision to the ELG rule, published in October 2020, establishes additional options for reusing and discharging small volumes of bottom ash transport water, provides an exception for retiring units and extends the compliance deadline to a date as soon as possible beginning one year after the rule was published but no later than December 2025. Management has assessed technology additions and retrofits to comply with the rule and the impacts of the Federal EPA’s recent actions on facilities’ wastewater discharge permitting for FGD wastewater and bottom ash transport water. For affected facilities that must install additional technologies to meet the ELG rule limits, permit modifications were filed in January 2021 that reflect the outcome of that assessment. AEP continues to work with state agencies to finalize permit terms and conditions. Other facilities opted to file Notices of Planned Participation (NOPP), pursuant to which the facilities are not required to install additional controls to meet ELG limits provided they make commitments to cease coal combustion by a date certain. The Federal EPA has announced its intention to reconsider the 2020 rule and to further revise limits applicable to discharges of landfill and impoundment leachate. A proposed rule is expected in 2023. Management cannot predict whether the Federal EPA will actually finalize further revisions or what such revisions might be, but will continue to monitor this issue and will participate in further rulemaking activities as they arise.

In January 2023, the Federal EPA finalized a new rule revising the definition of “waters of the United States,” which will become effective in March 2023. The new rule expands the scope of the definition, which means that permits may be necessary where none were previously required and issued permits may need to be reopened to impose additional obligations. Management is evaluating what impacts the revised rule will have on operations.

In October 2022, the United States Supreme Court heard an appeal related to the scope of “waters of the United States,” specifically which wetlands can be regulated as waters of the United States. Management cannot predict the outcome of that litigation.

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

Previously, management retired or announced early closure plans for Welsh Plant, Unit 2, Dolet Hills Power Station and Northeastern Plant, Unit 3.

The table below summarizes the net book value, as of December 31, 2022, of generating facilities retired or planned for early retirement in advance of the retirement date currently authorized for ratemaking purposes:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset	Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)					(in millions)
PSO	Northeastern Plant, Unit 3	$136.3	$145.8	2026		(c)	$14.9
SWEPCo	Dolet Hills Power Station	—	54.8	2021		(d)	—
SWEPCo	Pirkey Plant	35.1	179.5	2023		(e)	11.7
SWEPCo	Welsh Plant, Units 1 and 3	416.8	85.6	2028	(f)	(g)	37.9
SWEPCo	Welsh Plant, Unit 2	—	35.2	2016		(h)	—

(a)Net book value including CWIP excluding cost of removal and materials and supplies.
(b)These amounts represent the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)In January 2023, the LPSC authorized the recovery of SWEPCo’s Louisiana share of the Dolet Hills Power Station through a separate rider through 2032. In May 2022, the APSC authorized recovery of SWEPCo’s Arkansas jurisdictional share of the Dolet Hills Power Station through 2027, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $2 million. In December 2021, the PUCT authorized the recovery of SWEPCo’s Texas jurisdictional share of the Dolet Hills Power Station through 2046 without providing a return on the investment which resulted in a disallowance of $12 million. See Note 4 - Rate Matters for additional information.
(e)In January 2023, the LPSC authorized the recovery of SWEPCo’s Louisiana share of the Pirkey Plant through a separate rider through 2032. See Note 4 - Rate Matters for additional information. The Pirkey Plant is currently being recovered through 2045 in the Arkansas and Texas jurisdictions.
(f)In November 2020, management announced it will cease using coal at the Welsh Plant in 2028.
(g)Welsh Plant, Unit 1 is being recovered through 2027 in the Louisiana jurisdiction and through 2037 in the Arkansas and Texas jurisdictions. Welsh Plant, Unit 3 is being recovered through 2032 in the Louisiana jurisdiction and through 2042 in the Arkansas and Texas jurisdictions.
(h)In January 2023, the LPSC approved a settlement agreement which provided recovery of Welsh Plant, Unit 2 over the blended useful life of Welsh Plant, Units 1 and 3.

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

A detailed discussion of AEP’s 2021 results of operations by operating segment can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operation section included in the 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Vertically Integrated Utilities	$1,292.0	$1,113.6	$1,061.6
Transmission and Distribution Utilities	595.7	543.4	496.4
AEP Transmission Holdco	673.5	677.8	504.8
Generation & Marketing	283.6	217.5	226.9
Corporate and Other	(537.6)	(64.2)	(89.6)
Earnings Attributable to AEP Common Shareholders	$2,307.2	$2,488.1	$2,200.1

Note: 2022 Earnings Attributable to AEP Common Shareholders by Segment excludes Corporate and Other which is not considered a reportable segment.

AEP CONSOLIDATED

2022 Compared to 2021

Earnings Attributable to AEP Common Shareholders decreased from $2.5 billion in 2021 to $2.3 billion in 2022.

AEP’s Earnings Attributable to AEP Common Shareholders in 2022 were positively impacted by favorable rate proceedings in various jurisdictions, higher earnings driven by continued transmission investment and increased sales volumes driven by favorable weather and load. In June 2022, AEP also recognized a gain on the sale of mineral rights which contributed to AEP’s Earnings Attributable to AEP Common Shareholders.

The favorable items discussed above were more than offset by a loss on the expected sale of the Kentucky Operations, an impairment of AEP’s equity investment in Flat Ridge 2, increases in interest expense due to higher interest rates and debt balances and a charitable contribution to the AEP Foundation.

AEP’s results of operations by reportable segment are discussed below.

VERTICALLY INTEGRATED UTILITIES

Earnings Attributable to AEP Common Shareholders
$ (Millions)
1,500
1,250
1,000
750
500
250
0
$1,061.6
$1,113.6
$1,292.0
2020
2021
2022

% of Total Earnings Attributable to AEP Common Shareholders for 2022

Other AEP Segments (a): 54.6%
Vertically Integrated Utilities: 45.4%

(a)Other AEP Segments excludes Corporate and Other which is not considered a reportable segment.

	Years Ended December 31,
Vertically Integrated Utilities	2022	2021	2020
	(in millions)
Revenues	$11,477.5	$9,998.5	$8,879.4
Fuel and Purchased Electricity	4,007.9	3,144.2	2,544.9
Gross Margin	7,469.6	6,854.3	6,334.5
Other Operation and Maintenance	3,287.2	3,043.1	2,754.3
Asset Impairments and Other Related Charges	24.9	11.6	—
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—	—
Depreciation and Amortization	2,007.2	1,747.6	1,600.5
Taxes Other Than Income Taxes	504.9	497.3	472.6
Operating Income	1,682.4	1,554.7	1,507.1
Other Income	30.2	13.5	2.4
Allowance for Equity Funds Used During Construction	29.5	40.2	42.2
Non-Service Cost Components of Net Periodic Benefit Cost	109.8	67.9	67.9
Interest Expense	(650.9)	(574.2)	(565.0)
Income Before Income Tax Benefit and Equity Earnings	1,201.0	1,102.1	1,054.6
Income Tax Benefit	(93.8)	(11.2)	(7.0)
Equity Earnings of Unconsolidated Subsidiary	1.4	3.4	2.9
Net Income	1,296.2	1,116.7	1,064.5
Net Income Attributable to Noncontrolling Interests	4.2	3.1	2.9
Earnings Attributable to AEP Common Shareholders	$1,292.0	$1,113.6	$1,061.6

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Years Ended December 31,
	2022	2021	2020
	(in millions of KWhs)
Retail:
Residential	32,835	32,149	31,526
Commercial	23,770	22,833	22,225
Industrial	34,532	33,181	32,860
Miscellaneous	2,316	2,214	2,185
Total Retail	93,453	90,377	88,796

Wholesale (a)	16,099	19,025	16,987

Total KWhs	109,552	109,402	105,783

(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of KWh Energy Sales for Vertically Integrated Utilities
125,000
100,000
75,000
50,000
25,000
0
(in millions of KWhs)
105,783
109,402
109,552
2020
2021
2022
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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Years Ended December 31,
	2022	2021	2020
	(in degree days)
Eastern Region
Actual – Heating (a)	2,709	2,438	2,295
Normal – Heating (b)	2,717	2,720	2,727

Actual – Cooling (c)	1,187	1,268	1,222
Normal – Cooling (b)	1,106	1,110	1,104

Western Region
Actual – Heating (a)	1,523	1,241	1,160
Normal – Heating (b)	1,455	1,461	1,464

Actual – Cooling (c)	2,695	2,370	2,117
Normal – Cooling (b)	2,247	2,246	2,253

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2022 Compared to 2021

Reconciliation of Year Ended December 31, 2021 to Year Ended December 31, 2022
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Year Ended December 31, 2021	$1,113.6

Changes in Gross Margin:
Retail Margins	492.6
Margins from Off-system Sales	9.6
Transmission Revenues	81.9
Other Revenues	31.2
Total Change in Gross Margin	615.3

Changes in Expenses and Other:
Other Operation and Maintenance	(244.1)
Asset Impairments and Other Related Charges	(13.3)
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	37.0
Depreciation and Amortization	(259.6)
Taxes Other Than Income Taxes	(7.6)
Other Income	16.7
Allowance for Equity Funds Used During Construction	(10.7)
Non-Service Cost Components of Net Periodic Pension Cost	41.9
Interest Expense	(76.7)
Total Change in Expenses and Other	(516.4)

Income Tax Benefit	82.6
Equity Earnings of Unconsolidated Subsidiary	(2.0)
Net Income Attributable to Noncontrolling Interests	(1.1)

Year Ended December 31, 2022	$1,292.0

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $493 million primarily due to the following:
•A $127 million increase at APCo and WPCo due to an increase in rider revenues in Virginia and West Virginia. This increase was partially offset in other expense items below.
•A $110 million increase at PSO due to a $61 million increase in base rate revenues and a $49 million increase in rider revenues. These increases were partially offset in other expense items below.
•A $102 million increase at SWEPCo primarily due to base rate revenue increases in Texas and Arkansas and rider increases in all retail jurisdictions. These increases were partially offset in other expense items below.
•An $87 million increase in rider revenues at I&M partially offset by lower wholesale true-ups. This increase was partially offset in other expense items below.
•A $69 million increase in weather-related usage primarily in the residential class.
•A $30 million increase in weather-normalized retail margins primarily in the commercial class.
•A $17 million increase at APCo due to a base rate increase in Virginia implemented in October 2022 following the Virginia Supreme Court remand. This increase was partially offset in Other Operation and Maintenance expense below.

These increases were partially offset by:
•A $73 million decrease at PSO and SWEPCo due to the NCWF PTC benefits provided to customers through fuel clause mechanisms. This decrease was partially offset in Income Tax Benefit below.
•A $6 million decrease in municipal and cooperative revenues at SWEPCo primarily due to the February 2021 severe winter weather event.
•Margins from Off-system Sales increased $10 million primarily due to the following:
•A $32 million increase at I&M primarily due to Rockport Plant, Unit 2 Merchant sales beginning in December 2022 in addition to higher market prices driven by winter storm Elliott.
These increases were partially offset by:
•An $11 million decrease at SWEPCo due to a decrease in Turk Plant merchant sales primarily driven by the February 2021 severe winter weather event.
•A $9 million decrease at KPCo due to a change in the OSS sharing arrangement.
•A $4 million decrease at APCo due to decreased generation.
•Transmission Revenues increased $82 million primarily due to the following:
•A $61 million increase due to continued investment in transmission assets and increased load.
•A $16 million increase in formula rate true-up activity.
•Other Revenues increased $31 million primarily due to the following:
•A $12 million increase due to pole attachment revenue primarily at APCo. This increase was partially offset in Other Operation and Maintenance Expense below.
•A $10 million increase due to business development revenue primarily at APCo. This increase was partially offset in Other Operation and Maintenance Expense below.
•A $4 million increase due to a gain on sale of allowances primarily at I&M. The gain on sale of allowances was partially offset in Retail Margins above.
•A $4 million increase at I&M due to an increase in barging revenues by River Transportation Division (RTD). The increase in barging revenues was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Other Operation and Maintenance expenses increased $244 million primarily due to the following:
•A $131 million increase in PJM transmission services. This increase was partially offset in Retail Margins above.
•A $69 million increase in generation expenses primarily due to outages and maintenance at APCo, I&M and PSO.
•A $40 million increase due to a charitable contribution to the AEP Foundation.
•A $29 million increase in storm restoration expenses.
•A $25 million increase in distribution expenses primarily related to vegetation management, pole inspections and distribution overhead costs.
•A $22 million increase in SPP transmission services. This increase was partially offset in Retail Margins above.
•A $17 million increase in Energy Efficiency/Demand Response expenses. This increase was offset in Retail Margins above.
•A $14 million increase in accounts receivable factoring expenses as a result of increased interest rates.
These increases were partially offset by:
•A $132 million decrease due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This decrease was offset in Depreciation and Amortization expense below.
•Asset Impairments and Other Related Charges increased $13 million primarily due to:
•A $25 million increase at APCo due to the write-off of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion related to the 2017-2019 Virginia Triennial review.
This increase was partially offset by:
•A $12 million decrease due to a partial regulatory disallowance of SWEPCo’s investment in the Dolet Hills Power Station as a result of an order received in the 2020 Texas Base Rate Case.

•Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset increased $37 million at APCo due to the establishment of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion and resulting from under-earning during the 2017-2019 Triennial Review.
•Depreciation and Amortization expenses increased $260 million primarily due to the following:
•A $132 million increase due to the modification of the Rockport Plant, Unit 2 lease which resulted in a change in lease classification from an operating lease to a finance lease in December 2021 at AEGCo and I&M. This increase was partially offset in Other Operation and Maintenance expenses above.
•A $128 million increase due to a higher depreciable base primarily at APCo, I&M, PSO and SWEPCo, the implementation of new rates and the timing of refunds to customers under rate rider mechanisms at PSO and in Arkansas and Texas for SWEPCo. The increase due to implementation of new rates and the timing of refunds to customers under rate rider mechanisms at PSO was partially offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $8 million primarily due to the following:
•A $17 million increase at PSO and SWEPCo primarily due to increased property taxes and a new infrastructure fee at PSO implemented by the City of Tulsa in March 2022. This increase was partially offset in Retail Margins above.
•A $4 million increase at APCo primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
These increases were partially offset by:
•A $14 million decrease at I&M primarily due to the repeal of the Indiana Utility Receipts Tax in July 2022. This decrease was partially offset in Retail Margins above.
•Other Income increased $17 million primarily due to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event at PSO and SWEPCo.
•Allowance for Equity Funds Used During Construction decreased $11 million primarily due to a lower AFUDC base at APCo and SWEPCo and a decrease in AFUDC equity rates primarily at APCo and I&M.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $42 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $77 million primarily due to higher long-term debt balances at APCo, PSO and SWEPCo, higher interest rates at APCo and increased Advances from Affiliates at PSO and SWEPCo.
•Income Tax Benefit increased $83 million primarily due to the following:
•A $92 million increase in PTCs related to enacted legislation under the IRA and additional capital investment in tax-credit eligible property. This increase was partially offset in Retail Margins above.
•A $16 million increase due to favorable tax return to provision adjustments recorded in the current year.
•A $15 million increase due to a decrease in flow through depreciation expense.
•A $7 million increase due to an unfavorable out of period adjustment recorded in the prior year related to deferred income taxes.
These increases were partially offset by:
•A $21 million decrease due to an increase in pretax book income.
•A $19 million decrease due to a decrease in amortization of Excess ADIT. The decrease in amortization of Excess ADIT was partially offset in Gross Margin above.

TRANSMISSION AND DISTRIBUTION UTILITIES

Earnings Attributable to AEP Common Shareholders
$ (Millions)
600
400
200
0
$496.4
$543.4
$595.7
2020
2021
2022

% of Total Earnings Attributable to AEP Common Shareholders for 2022
Transmission and Distribution Utilities: 20.9%
Other AEP Segments (a): 79.1%

(a)Other AEP Segments excludes Corporate and Other which is not considered a reportable segment.

	Years Ended December 31,
Transmission and Distribution Utilities	2022	2021	2020
	(in millions)
Revenues	$5,512.0	$4,492.9	$4,345.9
Purchased Electricity	1,287.3	729.9	682.7
Gross Margin	4,224.7	3,763.0	3,663.2
Other Operation and Maintenance	1,864.2	1,573.9	1,575.4
Depreciation and Amortization	746.7	690.3	751.1
Taxes Other Than Income Taxes	659.9	640.9	586.7
Operating Income	953.9	857.9	750.0
Other Income	4.9	2.6	4.0
Allowance for Equity Funds Used During Construction	33.6	32.3	31.9
Non-Service Cost Components of Net Periodic Benefit Cost	47.6	29.0	29.4
Interest Expense	(328.0)	(300.9)	(289.2)
Income Before Income Tax Expense and Equity Earnings	712.0	620.9	526.1
Income Tax Expense	116.9	77.5	29.7
Equity Earnings of Unconsolidated Subsidiary	0.6	—	—
Net Income	595.7	543.4	496.4
Net Income Attributable to Noncontrolling Interests	—	—	—
Earnings Attributable to AEP Common Shareholders	$595.7	$543.4	$496.4

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Years Ended December 31,
	2022	2021	2020
	(in millions of KWhs)
Retail:
Residential	27,479	26,830	26,518
Commercial	27,448	25,514	23,998
Industrial	25,435	23,919	22,432
Miscellaneous	753	737	749
Total Retail (a)	81,115	77,000	73,697

Wholesale (b)	2,198	2,018	1,859

Total KWhs	83,313	79,018	75,556

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Summary of KWh Energy Sales for Transmisson and Distribution Utilities
100,000
80,000
60,000
40,000
20,000
0
(in millions of KWhs)
75,556
79,018
83,313
2020
2021
2022
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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Years Ended December 31,
	2022	2021	2020
	(in degree days)
Eastern Region
Actual – Heating (a)	3,116	2,815	2,743
Normal – Heating (b)	3,185	3,190	3,202

Actual – Cooling (c)	1,121	1,222	1,140
Normal – Cooling (b)	1,011	1,016	1,006

Western Region
Actual – Heating (a)	450	341	189
Normal – Heating (b)	312	310	313

Actual – Cooling (d)	2,984	2,653	2,846
Normal – Cooling (b)	2,714	2,712	2,711

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)Western Region cooling degree days are calculated on a 70 degree temperature base.

2022 Compared to 2021

Reconciliation of Year Ended December 31, 2021 to Year Ended December 31, 2022
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Year Ended December 31, 2021	$543.4

Changes in Gross Margin:
Retail Margins	362.3
Margins from Off-system Sales	61.9
Transmission Revenues	72.6
Other Revenues	(35.1)
Total Change in Gross Margin	461.7

Changes in Expenses and Other:
Other Operation and Maintenance	(290.3)
Depreciation and Amortization	(56.4)
Taxes Other Than Income Taxes	(19.0)
Other Income	2.3
Allowance for Equity Funds Used During Construction	1.3
Non-Service Cost Components of Net Periodic Benefit Cost	18.6
Interest Expense	(27.1)
Total Change in Expenses and Other	(370.6)

Income Tax Expense	(39.4)
Equity Earnings of Unconsolidated Subsidiaries	0.6

Year Ended December 31, 2022	$595.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $362 million primarily due to the following:
•A $111 million increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses in Ohio. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $105 million increase due to interim rate increases driven by increased distribution and transmission investment in Texas.
•A $42 million increase due to various rider revenues in Ohio. This increase was partially offset in Margins from Off-system Sales, Other Revenues and other expense items below.
•A $30 million increase due to prior year refunds of Excess ADIT to customers in Texas. This increase was partially offset in Income Tax Expense below.
•A $23 million increase in weather-related usage in Texas primarily due to a 12% increase in cooling degree days and a 32% increase in heating degree days.
•A $19 million increase in revenue from rate riders in Texas. This increase was partially offset in other expense items below.
•An $18 million increase in weather-normalized margins primarily in the commercial and industrial classes, partially offset by the residential class.
•A $10 million increase in weather-related usage in Ohio primarily due to the end of decoupling.

•Margins from Off-system Sales increased $62 million primarily due to the following:
•A $52 million increase in off-system sales at OVEC due to higher market prices and volume, partially offset by an increase in PJM expenses driven by winter storm Elliott. This increase was offset in Retail Margins above and Other Revenues below.
•A $10 million increase in deferrals of OVEC costs. This increase was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues increased $73 million primarily due to the following:
•A $65 million increase due to interim rate increases driven by increased transmission investment.
•A $7 million increase due to prior year refunds to customers in Texas associated with the last base rate case. This increase was offset in Other Revenues below.
•Other Revenues decreased $35 million primarily due to the following:
•A $38 million decrease in Ohio primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs. This decrease was offset in Retail Margins and Margins from Off-system Sales above.
•A $12 million decrease in Texas due to the prior year amortization of a provision for refund recorded associated with the last base rate case. This decrease was offset in Retail Margins and Transmission Revenues above.
•A $7 million decrease in energy efficiency revenues in Texas.
These decreases were partially offset by:
•A $26 million increase in securitization revenues primarily due to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset in Depreciation and Amortization expenses and Interest Expense below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $290 million primarily due to the following:
•An $87 million increase in transmission expenses in Ohio primarily due to the following:
•An $88 million increase in recoverable PJM expenses. This increase was offset in Retail Margins above.
•A $3 million increase in transmission vegetation management expenses.
These increases were partially offset by:
•A $6 million decrease in transmission formula rate true-up activity.
•A $76 million increase in ERCOT transmission expenses. This increase was partially offset in Retail Margins and Transmission Revenues above.
•A $21 million increase in bad debt related expenses in Ohio, including $8 million in 2022 related to Bad Debt Rider over-recovery. This increase was offset in Retail Margins above.
•A $19 million increase in remitted Universal Service Fund surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset in Retail Margins above.
•An $18 million increase due to a charitable contribution to the AEP Foundation.
•A $17 million increase in recoverable distribution expenses in Ohio primarily related to vegetation management. This increase was offset in Retail Margins above.
•A $17 million increase in employee-related expenses.
•An $11 million increase in distribution-related expenses in Texas.
•Depreciation and Amortization expenses increased $56 million primarily due to the following:
•A $29 million increase due to a higher depreciable base in Texas.
•A $27 million increase in securitization amortizations in Texas primarily related to the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset in Other Revenues above.
•A $7 million increase in recoverable advanced metering system depreciable expenses in Texas.
These increases were partially offset by:
•A $9 million decrease in recoverable smart grid and Distribution Investment Rider depreciable expenses in Ohio. This decrease was offset in Retail Margins above.

•Taxes Other Than Income Taxes increased $19 million primarily due to an increase in Ohio in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Non-Service Cost Components of Net Period Benefit Cost decreased $19 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $27 million primarily due to the following:
•A $32 million increase in Texas primarily due to higher long-term debt balances and higher interest rates.
This increase was partially offset by:
•A $5 million decrease in Ohio primarily due to the retirement of a higher rate bond, partially offset by the issuance of a lower rate bond in 2021.
•Income Tax Expense increased $39 million primarily due to the following:
•A $21 million decrease in amortization of Excess ADIT. This decrease was partially offset in Gross Margin above.
•A $19 million increase due to an increase in pretax book income.
•A $4 million increase due to a current year change in the accounting policy for the parent company loss benefit.
These increases were partially offset by:
•A $9 million decrease due to an unfavorable out of period adjustment recorded in the prior year related to deferred income taxes.

AEP TRANSMISSION HOLDCO

Earnings Attributable to AEP Common Shareholders
$ (Millions)
800
600
400
200
0
$504.8
$677.8
$673.5
2020
2021
2022

% of Total Earnings Attributable to AEP Common Shareholders for 2022

AEP Transmission Holdco: 23.7%
Other AEP Segments (a): 76.3%

(a)Other AEP Segments excludes Corporate and Other which is not considered a reportable segment.

	Years Ended December 31,
AEP Transmission Holdco	2022	2021	2020
	(in millions)
Transmission Revenues	$1,677.0	$1,526.2	$1,198.8
Other Operation and Maintenance	165.7	132.3	119.0
Depreciation and Amortization	355.0	306.0	257.6
Taxes Other Than Income Taxes	277.6	245.0	211.0
Operating Income	878.7	842.9	611.2
Interest and Investment Income	2.0	0.7	2.9
Allowance for Equity Funds Used During Construction	70.6	67.2	74.0
Non-Service Cost Components of Net Periodic Benefit Cost	5.0	2.1	2.0
Interest Expense	(169.3)	(146.3)	(133.2)
Income Before Income Tax Expense and Equity Earnings	787.0	766.6	556.9
Income Tax Expense	193.6	159.6	130.8
Equity Earnings of Unconsolidated Subsidiary	83.4	75.0	82.4
Net Income	676.8	682.0	508.5
Net Income Attributable to Noncontrolling Interests	3.3	4.2	3.7
Earnings Attributable to AEP Common Shareholders	$673.5	$677.8	$504.8

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	December 31,
	2022	2021	2020
	(in millions)
Plant in Service	$13,040.2	$11,718.0	$10,327.5
Construction Work in Progress	1,659.9	1,495.0	1,499.7
Accumulated Depreciation and Amortization	1,047.6	801.8	595.7
Total Transmission Property, Net	$13,652.5	$12,411.2	$11,231.5

AEPTHC's Investment in Transmission Assets
$ (Millions)
15,000
12,500
10,000
7,500
5,000
2,500
0
Plant in Service
CWIP
Accumulated Depreciation
Total Transmission Property, Net
2020
2021
2022

2022 Compared to 2021

Reconciliation of Year Ended December 31, 2021 to Year Ended December 31, 2022
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Year Ended December 31, 2021	$677.8

Changes in Transmission Revenues:
Transmission Revenues	150.8
Total Change in Transmission Revenues	150.8

Changes in Expenses and Other:
Other Operation and Maintenance	(33.4)
Depreciation and Amortization	(49.0)
Taxes Other Than Income Taxes	(32.6)
Interest and Investment Income	1.3
Allowance for Equity Funds Used During Construction	3.4
Non-Service Cost Components of Net Periodic Pension Cost	2.9
Interest Expense	(23.0)
Total Change in Expenses and Other	(130.4)

Income Tax Expense	(34.0)
Equity Earnings of Unconsolidated Subsidiary	8.4
Net Income Attributable to Noncontrolling Interests	0.9

Year Ended December 31, 2022	$673.5

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $151 million primarily due to the following:
•A $180 million increase due to continued investment in transmission assets.
This increase was partially offset by:
•A $14 million decrease due to affiliated transmission formula rate true-up activity. This decrease was offset in Other Operation and Maintenance expense across the other Registrant Subsidiaries.
•A $5 million decrease due to nonaffiliated transmission formula rate true-up activity.

Expenses and Other, Income Tax Expense and Equity Earnings of Unconsolidated Subsidiary changed between years as follows:

•Other Operation and Maintenance expenses increased $33 million primarily due to the following:
•A $12 million increase in employee-related expenses.
•An $11 million increase due to a charitable contribution to the AEP Foundation.
•A $5 million increase due to cancelled capital projects.
•Depreciation and Amortization expenses increased $49 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $33 million primarily due to higher property taxes as a result of increased transmission investment.
•Allowance for Equity Funds Used During Construction increased $3 million primarily due to higher CWIP.
•Interest Expense increased $23 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $34 million primarily due to the following:
•A $21 million increase due to a current year change in the accounting policy for the parent company loss benefit.
•A $7 million increase due to an increase in pretax book income.
•Equity Earnings of Unconsolidated Subsidiary increased $8 million primarily due to higher pretax equity earnings for ETT and PATH-WV, partially offset by lower pretax equity earnings for Pioneer.

GENERATION & MARKETING

(a)Other AEP Segments excludes Corporate and Other which is not considered a reportable segment.

	Years Ended December 31,
Generation & Marketing	2022	2021	2020
	(in millions)
Revenues	$2,466.9	$2,163.7	$1,725.6
Fuel, Purchased Electricity and Other	1,984.3	1,806.8	1,403.6
Gross Margin	482.6	356.9	322.0
Other Operation and Maintenance	118.7	97.5	124.9
Gain on Sale of Mineral Rights	(116.3)	—	—
Depreciation and Amortization	93.0	80.9	72.8
Taxes Other Than Income Taxes	11.1	10.5	13.2
Operating Income	376.1	168.0	111.1
Interest and Investment Income	38.9	4.2	3.2
Non-Service Cost Components of Net Periodic Benefit Cost	20.6	15.4	15.4
Interest Expense	(51.8)	(15.6)	(24.0)
Income Before Income Tax Benefit and Equity Earnings (Loss)	383.8	172.0	105.7
Income Tax Benefit	(83.1)	(48.8)	(108.0)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(192.4)	(10.6)	3.2
Net Income	274.5	210.2	216.9
Net Loss Attributable to Noncontrolling Interests	(9.1)	(7.3)	(10.0)
Earnings Attributable to AEP Common Shareholders	$283.6	$217.5	$226.9

Summary of MWhs Generated for Generation & Marketing

	Years Ended December 31,
	2022	2021	2020
	(in millions of MWhs)
Fuel Type:
Coal	4	3	4
Renewables	4	4	3
Total MWhs	8	7	7

Summary of MWhs Generated for Generation & Marketing
10
8
6
4
2
0
(in millions of MWhs)
7
7
8
2020
2021
2022
Coal
Renewables

2022 Compared to 2021

Reconciliation of Year Ended December 31, 2021 to Year Ended December 31, 2022
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Year Ended December 31, 2021	$217.5

Changes in Gross Margin:
Merchant Generation	31.6
Renewable Generation	38.7
Retail, Trading and Marketing	55.4
Total Change in Gross Margin	125.7

Changes in Expenses and Other:
Other Operation and Maintenance	(21.2)
Gain on Sale of Mineral Rights	116.3
Depreciation and Amortization	(12.1)
Taxes Other Than Income Taxes	(0.6)
Interest and Investment Income	34.7
Non-Service Cost Components of Net Periodic Benefit Cost	5.2
Interest Expense	(36.2)
Total Change in Expenses and Other	86.1

Income Tax Benefit	34.3
Equity Earnings of Unconsolidated Subsidiaries	(181.8)
Net Loss Attributable to Noncontrolling Interests	1.8

Year Ended December 31, 2022	$283.6

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, purchased electricity and certain cost-of-service for retail operations were as follows:

•Merchant Generation increased $32 million primarily due to higher market prices.
•Renewable Generation increased $39 million primarily due to higher market prices at Texas wind facilities and new solar projects placed in service.
•Retail, Trading and Marketing increased $55 million primarily due to higher retail power and gas margins.

Expenses and Other, Income Tax Benefit and Equity Earnings of Unconsolidated Subsidiaries changed between years as follows:

•Other Operation and Maintenance expenses increased $21 million primarily due to the following:
•A $39 million increase due to the sale of Racine Hydro in 2021.
•A $14 million increase due to newly placed in service renewable projects in 2022.
These increases were partially offset by:
•A $33 million decrease due to higher land sales and sale of renewable development projects in 2022.
•Gain on Sale of Mineral Rights increased $116 million due to the current year sale of mineral rights.
•Depreciation and Amortization expenses increased $12 million primarily due to a higher depreciable base from increased investments in renewable energy assets.
•Interest and Investment Income increased $35 million primarily due to an increase in advances to affiliates and higher interest rates in 2022.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $5 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.

•Interest Expense increased $36 million primarily due to higher interest rates in 2022.
•Income Tax Benefit increased $34 million primarily due to the following:
•A $22 million increase due to a change in state apportionment impacting deferred state taxes.
•A $14 million increase due to an unfavorable out of period adjustment recorded in the prior year related to deferred income taxes.
•A $10 million increase due to a decrease in state taxes.
•A $7 million increase due to an increase in PTCs related to enacted legislation under the IRA and additional capital investment in tax-credit eligible property.
These increases were partially offset by:
•A $10 million decrease due to a current year change in the accounting policy for the parent company loss benefit.
•An $8 million decrease due to an increase in pretax book income.
•Equity Earnings of Unconsolidated Subsidiaries decreased $182 million primarily due to the impairment of AEP’s investment in Flat Ridge 2 Wind LLC.

CORPORATE AND OTHER

2022 Compared to 2021

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $64 million in 2021 to a loss of $538 million in 2022 primarily due to:

•A $363 million pretax loss related to the anticipated sale of Kentucky operations.
•A $128 million increase in interest expense due to higher interest rates on short-term debt, an increase in advances from affiliates and an increase in long-term debt outstanding.
•A $42 million decrease at EIS, primarily due to lower returns on investments and an increase in reserves.
•A $26 million decrease in equity earnings.
•A $24 million decrease due to asset impairments and other related charges.
•An $18 million decrease due to unfavorable changes in gains and losses from AEP’s investment in ChargePoint. As of August 2022, AEP no longer has a direct investment in ChargePoint.

These items were partially offset by:

•A $60 million increase in interest income, primarily due to higher interest income from affiliates.
•A $67 million decrease in Income Tax Expense primarily due to the following:
•A $66 million decrease due to a loss on the anticipated sale of Kentucky operations.
•A $40 million decrease due to a current year change in the accounting policy for the parent company loss benefit.
•A $38 million decrease due to a change in pretax book income.
These items were partially offset by:
•A $79 million increase due to an out of period adjustment related to deferred taxes in 2021.

AEP SYSTEM INCOME TAXES

2022 Compared to 2021

•Income Tax Expense decreased $110 million primarily due to the following:
•An $88 million increase in tax credits primarily due to an increase in PTCs related to enacted legislation under the IRA and additional capital investment in tax-credit eligible property.
•A $61 million decrease due to a decrease in pretax book income.
•A $42 million decrease due to a change in state apportionment and statutory rates related to deferred taxes.
•A $17 million decrease in state income taxes primarily due to state return to provision adjustments.
These decreases were partially offset by:
•A $55 million increase due to an out of period adjustment recorded in 2021 related to deferred taxes.
•A $41 million decrease in the amortization of Excess ADIT.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

SIGNIFICANT CASH REQUIREMENTS

AEP’s contractual cash obligations include amounts reported on the balance sheets and other obligations disclosed in the footnotes. It is anticipated that these obligations will be satisfied through a combination of cash flows from operations, long-term debt issuances, short-term debt through AEP’s Commercial Paper Program or bank term loans, proceeds from the Kentucky operations sale, proceeds from the sale of competitive contracted renewables and the use of the ATM Program or other equity issuances.

Capital Expenditures

Continued capital investments reflect AEP’s commitment to enhance service and deliver reliable, clean energy and advanced technologies that exceed customer expectations. See “Budgeted Capital Expenditures” herein, for additional information.

Long-term Debt

Long-term debt maturities, including interest, represent a significant cash requirement for AEP and the Registrant Subsidiaries. See Note 14 - Financing Activities for additional information relating to the Registrant Subsidiaries’ long-term debt outstanding as of December 31, 2022, the weighted-average interest rate applicable to each debt category and a schedule of debt maturities over the next five years.

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

As of December 31, 2022, AEP expected to make contributions to the pension plans totaling $6 million in 2023. Based upon the projected benefit obligation and fair value of assets available to pay pension benefits, the pension plans were 101% funded as of December 31, 2022. See “Estimated Future Benefit Payments and Contributions” section of Note 8 for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	December 31,
	2022		2021
	(dollars in millions)
Long-term Debt, including amounts due within one year (a)	$35,622.6	55.8%	$33,454.5	57.0%
Short-term Debt	4,112.2	6.4	2,614.0	4.4
Total Debt	39,734.8	62.2	36,068.5	61.4
AEP Common Equity	23,893.4	37.4	22,433.2	38.2
Noncontrolling Interests	229.0	0.4	247.0	0.4
Total Debt and Equity Capitalization	$63,857.2	100.0%	$58,748.7	100.0%
(a)    Amount excludes $1.2 billion and $1.1 billion of Total Long-term Debt Outstanding classified as Liabilities Held for Sale on the balance sheet as of December 31, 2022 and 2021, respectively. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

AEP’s ratio of debt-to-total capital increased from 61.4% to 62.2% as of December 31, 2021 and 2022, respectively, primarily due to an increase in debt to support distribution, transmission and renewable investment growth in addition to working capital needs due to an increase in deferred fuel costs.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity under its existing credit facilities. As of December 31, 2022, AEP had $5 billion in revolving credit facilities to support its commercial paper program. Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged. Sources of long-term funding include issuance of long-term debt, leasing agreements, hybrid securities or common stock. AEP and its utilities finance its operations with commercial paper and other variable rate instruments that are subject to fluctuations in interest rates. To the extent that the Federal Reserve continues to raise short-term interest rates, it could reduce future net income and cash flows and impact financial condition. In February 2021, severe winter weather impacted certain AEP service territories resulting in disruptions to SPP market conditions. See Note 4 - Rate Matters for additional information. In March 2021, AEP entered into a $500 million 364-day Term Loan and borrowed the full amount to help address the cash flow implications resulting from the February 2021 severe winter weather event. In August 2022, AEP paid off the $500 million Term Loan. In 2022, increased fuel and purchased power prices continue to lead to an increase in under collection of fuel costs. As a result, in July 2022, APCo and KPCo entered into term loans of $100 million and $75 million, respectively, to help address the cash flow implications of the increased fuel and purchased power costs. See “Deferred Fuel Costs” section of Executive Overview for additional information on how the registrants are addressing the increase in deferred fuel regulatory assets. In September 2022, the ODFA issued ratepayer-backed securitization bonds for the purpose of reimbursing PSO for $687 million of extraordinary fuel costs and purchases of electricity incurred during the February 2021 severe winter weather event. See Note 4 - Rate Matters for additional information. In December 2022, AEP entered into four individual Term Loans, including three 364-day Term Loans, totaling $500 million to further address the cash flow implications of increased fuel and purchased power prices. In February 2023, AEP entered into a $500 million term loan to address short-term liquidity needs, made a capital contribution to SWEPCo, totaling $25 million, for general corporate business purposes and made a capital contribution to AEPTCo, totaling $25 million, to manage short-term borrowing capacity under the Money Pool.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of December 31, 2022, available liquidity was approximately $2.6 billion as illustrated in the table below:

	Amount	Maturity
	(in millions)
Commercial Paper Backup:
Revolving Credit Facility	$4,000.0	March 2027	(a)
Revolving Credit Facility	1,000.0	March 2024	(a)
Cash and Cash Equivalents	509.4
Total Liquidity Sources	5,509.4
Less: AEP Commercial Paper Outstanding	2,862.2
Net Available Liquidity	$2,647.2
(a)In April 2022, AEP extended the maturity dates of the Revolving Credit Facilities from March 2026 to March 2027 and from March 2023 to March 2024, respectively.

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during 2022 was $2.9 billion.  The weighted-average interest rate for AEP’s commercial paper during 2022 was 2.74%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under five uncommitted facilities totaling, as of December 31, 2022, $400 million.  The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities, as of December 31, 2022, was $287 million with maturities ranging from January 2023 to December 2023.

Financing Plan

As of December 31, 2022, AEP had $2 billion of long-term debt due within one year, excluding $490 million classified as Liabilities Held for Sale on the balance sheet. This also included $250 million of Pollution Control Bonds with mandatory tender dates and credit support for variable interest rates that requires the debt be classified as current and $210 million of securitization bonds and DCC Fuel notes.  Management plans to refinance the majority of the maturities due within one year on a long-term basis.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in September 2021 to include a $125 million and a $625 million facility. The $125 million facility was renewed in September 2022 and amended to extend the expiration date to September 2024. The $625 million facility also expires in September 2024. As of December 31, 2022, the affiliated utility subsidiaries, with the exception of SWEPCo, were in compliance with all requirements under the agreement. SWEPCo temporarily eased credit policies from August 2022 through October 2022 to assist customers with higher than normal bills driven by increased fuel costs and, in turn, experienced higher than normal aged receivables. In response, in January 2023, AEP Credit amended its receivables securitization agreement to increase the eligibility criteria related to their aged receivables requirements to bring SWEPCo back into compliance.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of December 31, 2022, this contractually-defined percentage was 59.1%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements.  This condition also applies in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facility does not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

ATM Program

AEP participates in an ATM offering program that allows AEP to issue, from time to time, up to an aggregate of $1 billion of its common stock, including shares of common stock that may be sold pursuant to an equity forward sales agreement. There were no issuances under the ATM program for the year ended December 31, 2022. As of December 31, 2022, approximately $511 million of equity is available for issuance under the ATM offering program. See Note 14 - Financing Activities for additional information.

Equity Units

In August 2020, AEP issued 17 million Equity Units initially in the form of corporate units, at a stated amount of $50 per unit, for a total stated amount of $850 million. Net proceeds from the issuance were approximately $833 million. Each corporate unit represents a 1/20 undivided beneficial ownership interest in $1,000 principal amount of AEP’s 1.30% Junior Subordinated Notes due in 2025 and a forward equity purchase contract which settles after three years in August 2023. The proceeds were used to support AEP’s overall capital expenditure plan.

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

See Note 14 - Financing Activities for additional information.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.83 per share in January 2023.  Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 14 for additional information.

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

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$451.4	$438.3	$432.6
Net Cash Flows from Operating Activities	5,288.0	3,839.9	3,832.9
Net Cash Flows Used for Investing Activities	(7,751.8)	(6,433.9)	(6,233.9)
Net Cash Flows from Financing Activities	2,568.9	2,607.1	2,406.7
Net Increase in Cash, Cash Equivalents and Restricted Cash	105.1	13.1	5.7
Cash, Cash Equivalents and Restricted Cash at End of Period	$556.5	$451.4	$438.3

Operating Activities

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Income	$2,305.6	$2,488.1	$2,196.7
Non-Cash Adjustments to Net Income (a)	3,461.6	3,025.9	2,954.8
Mark-to-Market of Risk Management Contracts	15.5	112.3	66.5
Pension Contributions to Qualified Plan Trust	—	—	(110.3)
Property Taxes	(41.2)	(68.0)	(43.3)
Deferred Fuel Over/Under Recovery, Net	(319.2)	(1,647.9)	(31.8)
Change in Regulatory Assets	(46.7)	(238.9)	(337.9)
Change in Other Noncurrent Assets	(187.7)	(126.6)	(151.0)
Change in Other Noncurrent Liabilities	337.8	206.4	(54.5)
Change in Certain Components of Working Capital	(237.7)	88.6	(656.3)
Net Cash Flows from Operating Activities	$5,288.0	$3,839.9	$3,832.9

(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Rockport Plant, Unit 2 Lease Amortization, Deferred Income Taxes, Loss on the Expected Sale of the Kentucky Operations, Asset Impairments and Other Related Charges, Impairment of Equity Method Investment, Allowance for Equity Funds Used During Construction, Amortization of Nuclear Fuel, Gain on Sale of Mineral Rights and Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset.

2022 Compared to 2021

Net Cash Flows from Operating Activities increased by $1.4 billion primarily due to the following:
•A $1.3 billion increase in cash primarily due to the timing of fuel and purchased power revenues and expenses. PSO and SWEPCo were impacted by the February 2021 severe winter weather event in SPP which led to significantly higher fuel and purchased power expenses which were deferred as regulatory assets in 2021. In September 2022, the ODFA issued ratepayer-backed securitization bonds and provided PSO proceeds of $687 million as reimbursement of the extraordinary fuel costs and purchased electricity incurred during the severe winter weather event. See Note 4 - Rate Matters for additional information. In 2022, increased fuel and purchased power prices in excess of amounts included in fuel-related revenues has resulted in an increase in the under collection of fuel costs in most jurisdictions, offsetting the proceeds received by PSO in September 2022. See the “Deferred Fuel Costs” section of Executive Overview for additional information.
•A $253 million increase in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.
•A $192 million increase in cash from Changes in Regulatory Assets primarily due to incremental other operation and maintenance storm restoration expenses incurred in 2021 by APCo, SWEPCo and KPCo as a result of the February 2021 severe winter weather event. The increase due to the February 2021 severe winter weather event was partially offset by the deferral of incremental other operation and maintenance storm restoration expenses incurred in June 2022 by APCo, KPCo, OPCo and WPCo. See Note 4 - Rate Matters for additional information.
•A $131 million increase in cash from Changes in Other Noncurrent Liabilities. The increase is primarily due to changes in provisions for refunds and regulatory liabilities driven by timing differences between collections from and refunds to customers under rate rider mechanisms. See Note 5 - Effects of Regulation for additional information.
•A $97 million increase primarily due to collateral held against risk management contracts due to pricing movement in the commodities market.

These increases in cash were offset by:
•A $326 million decrease in cash from the Change in Certain Components of Working Capital. The decrease is primarily due to fuel, material and supplies driven by current year increases in coal inventory and material and supplies in addition to prior year decreases in coal and lignite inventory on hand, an increase in estimated federal income taxes paid and the timing of accounts receivables. These decreases were partially offset by the timing of accounts payable and a return of margin deposits from PJM originally paid in 2021.

Investing Activities

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Construction Expenditures	$(6,671.7)	$(5,659.6)	$(6,246.3)
Acquisitions of Nuclear Fuel	(100.7)	(104.5)	(69.7)
Acquisition of the Dry Lake Solar Project	—	(114.4)	—
Acquisition of the North Central Wind Energy Facilities	(1,207.3)	(652.8)	—
Proceeds on Sale of Assets	218.0	118.9	71.1
Other	9.9	(21.5)	11.0
Net Cash Flows Used for Investing Activities	$(7,751.8)	$(6,433.9)	$(6,233.9)

2022 Compared to 2021

Net Cash Flows Used for Investing Activities increased by $1.3 billion primarily due to the following:
•A $1 billion increase in construction expenditures, primarily due to increases in Vertically Integrated and Transmission and Distribution segments of $647 million and $411 million, respectively.
•A $440 million increase due to the 2022 acquisition of Traverse, partially offset by the 2021 acquisitions of the Dry Lake Solar Project, Sundance and Maverick. See Note 7 - Acquisitions, Assets and Liabilities Held for Sale, Dispositions and Impairments for additional information.
These increases in cash used were partially offset by:
•A $99 million increase in Proceeds from Sale of Assets, primarily due to the 2022 sale of certain mineral rights. See Note 7 - Acquisitions, Assets and Liabilities Held for Sale, Dispositions and Impairments for additional information.

Financing Activities

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Issuance of Common Stock	$826.5	$600.5	$155.0
Issuance/Retirement of Debt, Net	3,802.5	3,631.7	3,927.3
Dividends Paid on Common Stock	(1,645.2)	(1,519.5)	(1,424.9)
Principal Payments for Finance Lease Obligations	(309.5)	(64.0)	(61.7)
Redemption of Noncontrolling Interests	—	—	(100.2)
Other	(105.4)	(41.6)	(88.8)
Net Cash Flows from Financing Activities	$2,568.9	$2,607.1	$2,406.7

2022 Compared to 2021

Net Cash Flows from Financing Activities decreased by $38 million primarily due to the following:
•A $1.8 billion decrease in issuances of long-term debt. See Note 14 - Financing Activities for additional information.
•A $246 million decrease due to an increase in Principal Payments for Finance Lease Obligations primarily driven by Rockport Plant, Unit 2 final lease payments.
•A $126 million decrease due to an increase in dividends paid on common stock.

These decreases in cash were partially offset by:
•A $1.4 billion increase in short-term debt primarily due to increased draws under the commercial paper program. See Note 14 - Financing Activities for additional information.
•A $644 million increase due to decreased retirements of long-term debt. See Note 14 - Financing Activities for additional information.
•A $226 million increase in issuances of common stock primarily due to the settlement of the 2019 equity units. See “Equity Units” section of Note 14 for additional information.

The following financing activities occurred during 2022:

AEP Common Stock:

•During 2022, AEP issued 683 thousand shares of common stock under the incentive compensation, employee saving and dividend reinvestment plans. Additionally in 2022, AEP reissued 9 million shares of treasury stock to fulfill share commitments related to AEP’s Equity Units. See “Common Stock” and “Equity Units” section of Note 14 for additional information. AEP received net proceeds of $827 million related to these issuances.

Debt:

•During 2022, AEP issued approximately $4.7 billion of long-term debt, including $3.1 billion of senior unsecured notes at interest rates ranging from 4.5% to 5.95%, $1.3 billion of other debt at various interest rates and $214 million of pollution control bonds at interest rates ranging from 3% to 3.75%.  The proceeds from these issuances were primarily used to fund long-term debt maturities, construction programs and to help address working capital needs.
•During 2022, AEP entered into interest rate derivatives with notional amounts totaling $700 million that were designated as cash flow hedges.  During 2022, settlements of AEP’s interest rate derivatives resulted in net cash paid of $7 million for derivatives designated as fair hedges.  As of December 31, 2022, AEP had a total notional amount of $950 million of outstanding interest rate derivatives designated as fair value hedges and $700 million designated as cash flow hedges.

See “Long-term Debt Subsequent Events” section of Note 14 for Long-term debt and other securities issued, retired and principal payments made after December 31, 2022 through February 23, 2023, the date that the 10-K was issued.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $6.8 billion of capital expenditures in 2023.  For the four year period, 2024 through 2027, management forecasts capital expenditures of $32.9 billion. The expenditures are generally for transmission, generation, distribution, regulated renewables and required environmental investment to comply with the Federal EPA rules.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews and the ability to access capital.  Management expects to fund these capital expenditures through cash flows from operations, proceeds from the sale of Kentucky operations, proceeds from the sale of competitive contracted renewables and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged. The 2023 estimated capital expenditures include generation, transmission and distribution related investments, as well as expenditures for compliance with environmental regulations as follows:

	2023 Budgeted Capital Expenditures
Segment	Environmental	Generation	Renewables	Transmission	Distribution	Other (a)	Total
	(in millions)
Vertically Integrated Utilities	$150.7	$345.5	$106.1	$817.3	$1,310.7	$426.3	$3,156.6	(b)
Transmission and Distribution Utilities	—	—	—	999.0	993.1	287.5	2,279.6
AEP Transmission Holdco	—	—	—	1,290.6	—	19.1	1,309.7	(b)
Generation & Marketing	—	43.9	4.7	—	—	21.5	70.1
Corporate and Other	—	—	—	—	—	30.6	30.6
Total	$150.7	$389.4	$110.8	$3,106.9	$2,303.8	$785.0	$6,846.6

(a)Amount primarily consists of facilities, software and telecommunications.
(b)2023 budgeted capital expenditures do not include any amounts for KPCo or KTCo.

The table below represents estimated capital investments by business segment for the years 2024 to 2027:

Segment	2024	2025	2026	2027

Vertically Integrated Utilities (a)	$5,103.6	$6,417.2	$3,824.9	$3,306.3
Transmission and Distribution Utilities	2,509.8	2,280.0	2,289.3	2,226.5
AEP Transmission Holdco (a)	1,225.5	964.5	1,107.1	1,246.4
Generation & Marketing	76.6	72.4	76.4	103.6
Corporate and Other	27.4	14.0	15.4	2.1
Total	$8,942.9	$9,748.1	$7,313.1	$6,884.9

(a) 2024-2027 estimated capital investments do not include any amounts for KPCo or KTCo.

The 2023 estimated capital expenditures by Registrant Subsidiary include distribution, transmission and generation-related investments, as well as expenditures for compliance with environmental regulations as follows:

	2023 Budgeted Capital Expenditures
Company	Environmental	Generation	Renewables	Transmission	Distribution	Other (a)	Total
	(in millions)
AEP Texas	$—	$—	$—	$683.3	$509.1	$125.6	$1,318.0
AEPTCo	—	—	—	1,290.6	—	19.1	1,309.7
APCo	65.9	122.8	25.3	324.9	432.8	146.7	1,118.4
I&M	—	100.8	2.0	74.6	297.1	105.5	580.0
OPCo	—	—	—	315.7	484.0	161.9	961.6
PSO	0.2	27.4	57.7	119.2	305.7	54.1	564.3
SWEPCo	4.8	48.1	21.2	290.0	221.3	110.4	695.8

(a) Amount primarily consists of facilities, software and telecommunications.

CYBER SECURITY

The electric utility industry is an identified critical infrastructure function with mandatory cyber security requirements under the authority of FERC. The NERC, which FERC certified as the nation’s Electric Reliability Organization, developed mandatory critical infrastructure protection cyber security reliability standards. AEP’s service territory covers multiple NERC regions and is audited at least annually by one or more of the regions. AEP has participated in the NERC grid security and emergency response exercises, GridEx, for the past ten years and continues to participate in the bi-yearly exercises. These NERC-led efforts test and further develop the coordination, threat sharing and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid. AEP also conducts internal exercises to test and further develop AEP’s cyber response plans. These internal scenarios are chosen based on real world events and often include coordination with and communication to AEP’s Chief Executive Officer and executive team.

The operations of AEP’s electric utility subsidiaries are subject to extensive and rigorous mandatory cyber and physical security requirements that are developed and enforced by NERC to protect grid security and reliability. AEP’s enterprise-wide security program includes cyber and physical security and incorporates many of the guidelines set forth in the National Institute of Standards and Technology Cybersecurity Framework. AEP’s Chief Security Officer (CSO) is also its NERC Critical Infrastructure Protection Senior Manager, ensuring alignment of compliance with the enterprise-wide security program.

Critical cyber assets, such as data centers, power plants, transmission operations centers and business networks are protected using multiple layers of cyber security controls and authentication. Cyber hackers and other malicious actors have caused material disruption by successfully breaching a number of very secure facilities, including federal agencies and financial institutions. As understanding of these events develop, AEP has adopted a defense in depth approach to cyber security and continually assesses its cyber security tools and processes to determine where to strengthen its defenses. These strategies include monitoring, alerting and emergency response, forensic analysis, disaster recovery, threat sharing and criminal activity reporting. This approach has allowed AEP to deal with cyber and related threats, intrusions and attempted breaches in real-time and to limit their impact to levels that would be expected in the ordinary course of business in the absence of such malicious activity.

AEP has undertaken a variety of actions to monitor and address cyber-related risks. Cyber security and the effectiveness of AEP’s cyber security processes are reviewed annually with the Board of Directors and at several meetings throughout the year with the Technology Committee of the Board, the principal committee that exercises oversight with respect to these matters. AEP’s Chief Executive Officer and executive team participate in interactive threat briefings from AEP’s CSO and the security leadership team on a regular basis. AEP’s strategy and procedure for managing cyber-related risks is integrated within its enterprise risk management processes. These procedures are designed to ensure that any material information regarding potentially relevant cyber incidents is elevated in a timely manner both to the appropriate leadership and, where applicable, to our external financial reporting and disclosure team. AEP’s enterprise-wide security program continually adjusts staff and resources in response to the evolving threat landscape. The costs for such investments are material and have remained constant over time, a pattern that is expected to continue. In addition, AEP maintains cyber liability insurance to cover certain damages caused by cyber incidents.

AEP’s CSO leads the cyber security and physical security teams and is responsible for the design, implementation and execution of AEP’s security risk management strategy, which includes cyber security. AEP’s cyber security team operates a 24/7 Cyber Security Intelligence and Response Center responsible for monitoring the AEP System for cyber risks and threats. The cyber security team constantly scans the AEP System for risks and threats. In addition, under the direction of the CSO, the cyber security team actively monitors best practices, performs penetration testing, leads response exercises and internal awareness campaigns and provides training and communication across the organization. AEP’s security awareness training is mandatory for all employees and includes regular phish email testing to train employees to identify malicious emails that could put AEP at risk.

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

The cyber security team collaborates with partners from both industry and government, and routinely participates in industry-wide programs that exchange knowledge of threats with utility peers, industry and federal agencies. AEP is an active member of a number of industry-specific threat and information sharing communities including the Department of Homeland Security’s Joint Cyber Defense Collaborative, the Electricity Information Sharing and Analysis Center and the National Defense Information Sharing and Analysis Center. AEP continues to work with nonaffiliated entities to do penetration testing and to design and implement appropriate remediation strategies. There can be no assurance, however, that these efforts will be effective to prevent material interruption of services or other damages to AEP's business or operations in connection with any cyber-related incident.

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

Accrued unbilled revenues for the Vertically Integrated Utilities segment were $354 million and $246 million as of December 31, 2022 and 2021, respectively. The changes in unbilled electric utility revenues for AEP’s Vertically Integrated Utilities segment were $108 million, $(42) million and $40 million for the years ended December 31, 2022, 2021 and 2020, respectively.  The changes in unbilled electric revenues are primarily due to changes in weather and rates.

Accrued unbilled revenues for the Transmission and Distribution Utilities segment were $221 million and $172 million as of December 31, 2022 and 2021, respectively. The changes in unbilled electric utility revenues for AEP’s Transmission and Distribution Utilities segment were $49 million, $1 million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively.  The changes in unbilled electric revenues are primarily due to changes in weather and rates.

Accrued unbilled revenues for the Generation & Marketing segment were $109 million and $110 million as of December 31, 2022 and 2021, respectively. The changes in unbilled electric utility revenues for AEP’s Generation & Marketing segment were $(1) million, $24 million and $11 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Assumptions and Approach Used

For each Registrant except AEPTCo, the monthly estimate for unbilled revenues is based upon a primary computation of net generation (generation plus purchases less sales) less the current month’s billed KWhs and estimated line losses, plus the prior month’s unbilled KWhs. However, due to the potential for meter reading issues, meter drift and other anomalies, a secondary computation is made, based upon an allocation of billed KWhs to the current month and previous month, on a billing cycle-by-cycle basis, and by dividing the current month aggregated result by the billed KWhs. The two methodologies are evaluated to confirm that they are not statistically different.

For AEP’s Generation & Marketing segment, management calculates unbilled revenues based on a primary computation of load as provided by PJM less the current month’s billed KWhs and estimated line losses, plus the prior month’s unbilled KWhs. However, due to the potential for meter reading issues, meter drift and other anomalies, a secondary computation is made, based upon using the most recent historic daily activity on a per contract basis. The two methodologies are evaluated to confirm that they are not statistically different.

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

An impairment evaluation of a long-lived, held and used asset may result from an abandonment, significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as other economic or operations analyses.  If the book value of the asset is not recoverable through estimated, future undiscounted cash flows, the Registrants record an impairment to the extent that the fair value of the asset is less than its book value.  Performing an impairment evaluation involves a significant degree of estimation and judgment in areas such as identifying circumstances that indicate an impairment may exist, identifying and grouping affected assets and developing the non-discounted and discounted future cash flows (used to estimate fair value in the absence of market-based value, in some instances) associated with the asset.  Assets held for sale must be measured at the lower of the book value or fair value less cost to sell. An impairment is recognized if an asset’s fair value less costs to sell is less than its book value. Any impairment charge is recorded as a reduction to earnings.

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

Effect if Different Assumptions Used

In connection with the evaluation of long-lived assets in accordance with the requirements of “Property, Plant and Equipment” accounting guidance, the fair value of the asset can vary if different estimates and assumptions are used in the applied valuation techniques.  Estimates for depreciation rates contemplate the history of interim capital replacements and the amount of salvage expected.  In cases of impairment, the best estimate of fair value was made using valuation methods based on the most current information at that time.  Differences in realized sales proceeds versus the estimated fair value of the asset are generally due to a variety of factors including, but not limited to, differences in subsequent market conditions, the level of bidder interest, the timing and terms of the transactions and management’s analysis of the benefits of the transaction.

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

The following table shows the net periodic cost (credit) of the Plans:

	Years Ended December 31,
Net Periodic Cost (Credit)	2022	2021	2020
	(in millions)
Pension Plans	$80.9	$138.2	$108.6
OPEB	(144.8)	(122.0)	(109.7)

The net periodic benefit cost is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on the Plans’ assets.  In developing the expected long-term rate of return assumption for 2023, management evaluated input from actuaries and investment consultants, including their reviews of asset class return expectations as well as long-term inflation assumptions.  Management also considered historical returns of the investment markets and tax rates which affect a portion of the OPEB plans’ assets.  Management anticipates that the investment managers employed for the Plans will invest the assets to generate future returns averaging 7.5% for the Qualified Plan and 7.25% for the OPEB plans.

The expected long-term rate of return on the Plans’ assets is based on management’s targeted asset allocation and expected investment returns for each investment category.  Assumptions for the Plans are summarized in the following table:

	Pension Plans		OPEB
		Assumed/		Assumed/
	2023	Expected	2023	Expected
	Target	Long-Term	Target	Long-Term
	Asset	Rate of	Asset	Rate of
	Allocation	Return	Allocation	Return
Equity	30%	9.28%	59%	8.30%
Fixed Income	54	5.92	40	5.71
Other Investments	15	9.06	—	—
Cash and Cash Equivalents	1	2.67	1	2.67
Total	100%		100%

Management regularly reviews the actual asset allocation and periodically rebalances the investments to the targeted allocation.  Management believes that 7.5% for the Qualified Plan and 7.25% for the OPEB plans are reasonable estimates of the long-term rate of return on the Plans’ assets.  The Pension Plans’ assets had an actual loss of 16.88% and a gain of 5.41% for the years ended December 31, 2022 and 2021, respectively.  The OPEB plans’ assets had an actual loss of 19.53% and a gain of 8.67% for the years ended December 31, 2022 and 2021, respectively.  Management will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust the assumptions as necessary.

AEP bases the determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.  Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.  As of December 31, 2022, AEP had cumulative gains of approximately $523 million for the Qualified Plan that remain to be recognized in the calculation of the market-related value of assets.  These unrecognized market-related net actuarial gains may result in decreases in the future pension costs depending on several factors, including whether such gains at each measurement date exceed the corridor in accordance with “Compensation – Retirement Benefits” accounting guidance.

The method used to determine the discount rate that AEP utilizes for determining future obligations is a duration-based method in which a hypothetical portfolio of high quality corporate bonds is constructed with cash flows matching the benefit plan liability.  The composite yield on the hypothetical bond portfolio is used as the discount rate for the plan.  The discount rate as of December 31, 2022 under this method was 5.5% for the Qualified Plan, 5.6% for the Nonqualified Plans and 5.5% for the OPEB plans.  Due to the effect of the unrecognized net actuarial losses and based on an expected rate of return on the Pension Plans’ assets of 7.5%, discount rates of 5.5% and 5.6% and various other assumptions, management estimates credits for the Pension Plans will approximate $24 million and $20 million in 2023 and 2024, respectively. Management estimates that the pension costs for the Pension Plans will approximate $8 million in 2025.  Based on an expected rate of return on the OPEB plans’ assets of 7.25%, a discount rate of 5.5% and various other assumptions, management estimates OPEB plan credits will approximate $107 million, $65 million and $62 million in 2023, 2024 and 2025, respectively. Future actual costs will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Plans.  The actuarial assumptions used may differ materially from actual results.  The effects of a 50 basis point change to selective actuarial assumptions are included in the “Effect if Different Assumptions Used” section below.
The value of AEP’s Pension Plans’ assets decreased to $4.1 billion as of December 31, 2022 from $5.4 billion as of December 31, 2021 primarily due to negative investment returns.  During 2022, the Qualified Plan paid $395 million and the Nonqualified Plans paid $7 million in benefits to plan participants.  The value of AEP’s OPEB plans’ assets decreased to $1.5 billion as of December 31, 2022 from $2.0 billion as of December 31, 2021 primarily due to negative investment returns.  During 2022, the OPEB plans paid $140 million in benefits to plan participants.

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

	Pension Plans		OPEB
	+0.5%	-0.5%	+0.5%	-0.5%
	(in millions)
Effect on December 31, 2022 Benefit Obligations
Discount Rate	$(170.2)	$184.9	$(37.1)	$40.3
Compensation Increase Rate	19.7	(18.3)	NA	NA
Cash Balance Crediting Rate	57.2	(54.2)	NA	NA
Health Care Cost Trend Rate	NA	NA	6.1	(5.4)

Effect on 2022 Periodic Cost
Discount Rate	$(12.7)	$14.0	$3.0	$(2.9)
Compensation Increase Rate	7.4	(6.8)	NA	NA
Cash Balance Crediting Rate	14.3	(13.4)	NA	NA
Health Care Cost Trend Rate	NA	NA	0.6	(0.2)
Expected Return on Plan Assets	(24.1)	24.1	(10.1)	10.1

NA    Not applicable.

SIGNIFICANT TAX LEGISLATION

In August 2022, President Biden signed H.R. 5376 into law, commonly known as the Inflation Reduction Act of 2022 or IRA. Most notably this budget reconciliation legislation creates a 15% minimum tax on adjusted financial statement income (Corporate Alternative Minimum Tax or CAMT), extends and increases the value of PTCs and ITCs, adds a nuclear and clean hydrogen PTC, an energy storage ITC and allows the sale or transfer of tax credits to third parties for cash. The IRS has since released interim guidance in the form of Notices addressing the Prevailing Wage and Apprenticeship Requirements tied to full value PTCs and ITCs for projects that begin construction on or after January 29, 2023, and time-sensitive issues related to the CAMT. As further significant guidance from Treasury and the IRS is expected on the tax provisions in the IRA, AEP will continue to monitor any issued guidance and evaluate the impact on future net income, cash flows and financial condition.

The enactment of the IRA will have future cash flow and income tax reporting considerations. AEP and subsidiaries expect to be applicable CAMT corporations beginning in 2023 and AEP expects to have CAMT cash tax payments beginning in 2024. CAMT cash taxes are expected to be offset by regulatory recovery, the utilization of tax credits and additionally, the cash inflow generated by the sale of tax credits. The sale of tax credits will be presented in the operating section of the cash flow statement consistent with the presentation of cash taxes paid. AEP will present the gain or loss on sale of tax credits through income tax expense on the statement of income. Management believes this presentation provides consistency in financial statement reporting as it matches the originating income tax benefit of the tax credit.

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

Management employs risk management contracts including physical forward and financial forward purchase-and-sale contracts.  Management engages in risk management of power, capacity, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  As a result, AEP is subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the Board of Directors.  AEPSC’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Regulated Risk Committee and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Chief Financial Officer, Chief Commercial Officer, Executive Vice President Utilities, Senior Vice President of Regulated Commercial Operations, Senior Vice President of Grid Solutions, Senior Vice President of Treasury and Risk and Chief Risk Officer.  The Competitive Risk Committee consists of AEPSC’s Chief Financial Officer, Chief Commercial Officer, Senior Vice President of Treasury and Risk, Senior Vice President of Competitive Commercial Operations and Chief Risk Officer.  When commercial activities exceed predetermined limits, positions are modified to reduce the risk to be within the limits unless specifically approved by the respective committee.

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

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2021:

MTM Risk Management Contract Net Assets (Liabilities)
Year Ended December 31, 2022

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2021	$59.8	$(91.4)	$275.9	$244.3
(Gain)/Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(75.5)	5.7	(66.0)	(135.8)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	0.9	0.9
Changes in Fair Value Due to Market Fluctuations During the Period (b)	10.7	—	149.7	160.4
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	133.7	45.7	—	179.4
MTM Risk Management Contract Net Assets Held for Sale Related to KPCo (d)	(2.5)	—	—	(2.5)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2022	$126.2	$(40.0)	$360.5	446.7
Commodity Cash Flow Hedge Contracts				283.3
Interest Rate Cash Flow Hedge Contracts				11.0
Fair Value Hedge Contracts				(127.4)
Collateral Deposits				(479.6)
Total MTM Derivative Contract Net Assets as of December 31, 2022				$134.0

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties.  Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily.  As of December 31, 2022, credit exposure net of collateral to sub investment grade counterparties was approximately 0.6%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of December 31, 2022, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$691.0	$236.7	$454.3	2	$131.2
Split Rating	9.0	—	9.0	1	9.0
Noninvestment Grade	2.3	2.2	0.1	1	0.1
No External Ratings:
Internal Investment Grade	41.2	—	41.2	2	24.8
Internal Noninvestment Grade	5.2	2.5	2.7	3	2.5
Total as of December 31, 2022	$748.7	$241.4	$507.3

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

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio.  The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period.  Based on this VaR analysis, as of December 31, 2022, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Twelve Months Ended				Twelve Months Ended
December 31, 2022				December 31, 2021
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.5	$4.5	$0.7	$0.1	$0.4	$3.6	$0.4	$0.1

VaR Model
Non-Trading Portfolio

Twelve Months Ended				Twelve Months Ended
December 31, 2022				December 31, 2021
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$17.7	$76.9	$24.7	$6.7	$8.3	$14.9	$3.7	$0.7

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. Prior to 2022, interest rates remained at low levels and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, during 2022, the Federal Reserve approved rate increases totaling 4.25%. The Federal Reserve has indicated that, in light of continued signs of inflation, it foresees further increases in interest rates in 2023. AEP has outstanding short and long-term debt which is subject to variable rates. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the twelve months ended December 31, 2022, 2021 and 2020, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $47 million, $33 million and $32 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Electric Power Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Electric Power Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2022, there were $5.6 billion of deferred costs included in regulatory assets, $0.8 billion of which were pending final regulatory approval, and $8.0 billion of regulatory liabilities awaiting potential refund or future rate reduction, $0.2 billion of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities, involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

Valuation of Level 3 Risk Management Commodity Contracts

As described in Notes 1, 10 and 11 to the consolidated financial statements, the Company employs risk management commodity contracts including physical and financial forward purchase and sale contracts and, to a lesser extent, over-the-counter swaps and options to accomplish its risk management strategies. Certain over-the-counter and bilaterally executed derivative instruments are executed in less active markets with a lower availability of pricing information. As disclosed by management, the fair value of these risk management commodity contracts is estimated based on the best market information available, including valuation models that estimate future energy prices based on existing market and broker quotes, and other assumptions. Fair value estimates, based upon the best market information available, involve uncertainties and matters of significant judgment including forward market price assumptions. The main driver of contracts being classified as Level 3 is the inability to substantiate energy price curves in the market. Management utilized such unobservable pricing inputs to value its Level 3 risk management commodity contract assets and liabilities, which totaled $332.5 million and $180.6 million, as of December 31, 2022, respectively.

The principal considerations for our determination that performing procedures relating to the valuation of Level 3 risk management commodity contracts is a critical audit matter are the significant judgment by management when developing the fair value of the commodity contracts; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the forward market price assumptions used in management's valuation models. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's valuation of the risk management commodity contracts, including controls over the assumptions used to value the Level 3 risk management commodity contracts. These procedures also included, among others, testing management's process for developing the fair value of the Level 3 risk management commodity contracts, evaluating the appropriateness of the valuation models, evaluating the reasonableness of the forward market price assumptions, and testing the data used by management in the valuation models. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the forward market price assumptions.

Classification of the Assets and Liabilities of KPCo and KTCo as Held for Sale

As described in Note 7 to the consolidated financial statements, in October 2021 the Company entered into a Stock Purchase Agreement (SPA) to sell Kentucky Power Company (KPCo) and Kentucky Transmission Company (KTCo) to Liberty Utilities Co. (Liberty) for $2.85 billion. In September 2022, the Company and Liberty entered into an amendment to the SPA which reduced the purchase price to approximately $2.646 billion. The sale is subject to several regulatory approvals, including approval from the Kentucky Public Service Commission (KPSC) and from the Federal Energy Regulatory Commission (FERC). In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to conditions contingent upon the closing of the sale. In December 2022, the FERC issued an order denying, without prejudice, authorization of the proposed sale stating the applicants failed to demonstrate the proposed transaction will not have adverse effect on rates. In January 2023, the Company and Liberty entered into an amendment to the SPA that specified the applicants will submit a new filing for approval under Section 203 of the Federal Power Act. The new filing was submitted to the FERC on February 14, 2023. Management believes it is probable that FERC authorization under Section 203 of the Federal Power Act will be received and closing will occur in 2023. Therefore, the assets and liabilities of KPCO and KTCo will continue to be classified as held for sale as of December 31, 2022.

The principal considerations for our determination that performing procedures relating to the classification of the assets and liabilities of KPCo and KTCo is a critical audit matter are the significant judgment by management in determining the classification of the assets and liabilities as held for sale, and in assessing the impact of regulatory orders and other relevant evidence; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the probability that a sale of the assets and liabilities of KPCO and KTCo will occur resulting in held for sale classification as of December 31, 2022.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's determination of the classification of the assets and liabilities of KPCo and KTCo as held for sale. These procedures also included, among others, evaluating management’s determination of the classification of KPCo and KTCo as held for sale which involved i) evaluating the reasonableness of management's assessment of probability of the sale to occur resulting in held for sale classification as of the balance sheet date ii) evaluating the commitment of both parties to the sale as supported by public statements and other representations, iii) evaluating guidance in applicable regulatory orders and other regulatory correspondence, iv) consideration of relevant regulatory and legal precedents, and v) reviewing written agreements in place between the parties related to the sale.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 23, 2023

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

Management assessed the effectiveness of AEP’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEP’s internal control over financial reporting was effective as of December 31, 2022.

PricewaterhouseCoopers LLP, AEP’s independent registered public accounting firm has issued an audit report on the effectiveness of AEP’s internal control over financial reporting as of December 31, 2022.  The Report of Independent Registered Public Accounting Firm appears on the previous page.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021 and 2020
 (in millions, except per-share and share amounts)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Vertically Integrated Utilities	$11,292.8	$9,852.2	$8,753.2
Transmission and Distribution Utilities	5,489.6	4,464.1	4,238.7
Generation & Marketing	2,448.9	2,108.3	1,621.0
Other Revenues	408.2	367.4	305.6
TOTAL REVENUES	19,639.5	16,792.0	14,918.5
EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	7,097.9	5,466.3	4,369.7
Other Operation	2,878.1	2,547.7	2,572.4
Maintenance	1,249.4	1,121.8	1,010.4
Loss on the Expected Sale of the Kentucky Operations	363.3	—	—
Asset Impairments and Other Related Charges	48.8	11.6	—
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—	—
Gain on Sale of Mineral Rights	(116.3)	—	—
Depreciation and Amortization	3,202.8	2,825.7	2,682.8
Taxes Other Than Income Taxes	1,469.8	1,407.6	1,295.5
TOTAL EXPENSES	16,156.8	13,380.7	11,930.8

OPERATING INCOME	3,482.7	3,411.3	2,987.7

Other Income (Expense):
Other Income	11.6	41.4	57.0
Allowance for Equity Funds Used During Construction	133.7	139.7	148.1
Non-Service Cost Components of Net Periodic Benefit Cost	188.5	118.6	119.0
Interest Expense	(1,396.1)	(1,199.1)	(1,165.7)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS (LOSS)	2,420.4	2,511.9	2,146.1

Income Tax Expense	5.4	115.5	40.5
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(109.4)	91.7	91.1

NET INCOME	2,305.6	2,488.1	2,196.7

Net Income (Loss) Attributable to Noncontrolling Interests	(1.6)	—	(3.4)

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$2,307.2	$2,488.1	$2,200.1

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	511,841,946	500,522,177	495,718,223

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.51	$4.97	$4.44

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	513,484,609	501,784,032	497,226,867

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.49	$4.96	$4.42

See Notes to Financial Statements of Registrants beginning on page 228.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net Income	$2,305.6	$2,488.1	$2,196.7

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $21.6, $66.6 and $1.8 in 2022, 2021 and 2020, Respectively	81.4	250.5	6.9
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(2.8), $(2.2) and $(1.9) in 2022, 2021 and 2020, Respectively	(10.4)	(8.1)	(7.0)
Pension and OPEB Funded Status, Net of Tax of $(41.3), $7.3 and $16.7 in 2022, 2021 and 2020, Respectively	(155.4)	27.5	62.7
Reclassifications of KPCo Pension and OPEB Regulatory Assets, Net of Tax of $(4.4), $0 and $0 in 2022, 2021 and 2020, Respectively	(16.7)	—	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(101.1)	269.9	62.6

TOTAL COMPREHENSIVE INCOME	2,204.5	2,758.0	2,259.3

Total Comprehensive Loss Attributable To Noncontrolling Interests	(1.6)	—	(3.4)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$2,206.1	$2,758.0	$2,262.7

See Notes to Financial Statements of Registrants beginning on page 228.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	AEP Common Shareholders
	Common Stock						Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital		Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2019	514.4	$3,343.4	$6,535.6		$9,900.9		$(147.7)	$281.0	$19,913.2

Issuance of Common Stock	2.4	15.9	139.1						155.0
Common Stock Dividends					(1,415.0)	(a)		(9.9)	(1,424.9)
Other Changes in Equity			(85.8)	(b)				(0.4)	(86.2)
ASU 2016-13 Adoption					1.8				1.8
Acquisition of Incremental Interest in Santa Rita East								(43.7)	(43.7)
Net Income (Loss)					2,200.1			(3.4)	2,196.7
Other Comprehensive Income							62.6		62.6
TOTAL EQUITY – DECEMBER 31, 2020	516.8	3,359.3	6,588.9		10,687.8		(85.1)	223.6	20,774.5

Issuance of Common Stock	7.6	49.4	551.1						600.5
Common Stock Dividends					(1,507.7)	(a)		(11.8)	(1,519.5)
Other Changes in Equity			32.6		(1.1)			16.3	47.8
Acquisition of Dry Lake Solar Project								18.9	18.9
Net Income					2,488.1			—	2,488.1
Other Comprehensive Income							269.9		269.9
TOTAL EQUITY – DECEMBER 31, 2021	524.4	3,408.7	7,172.6		11,667.1		184.8	247.0	22,680.2

Issuance of Common Stock	0.7	4.4	822.1						826.5
Common Stock Dividends					(1,628.7)	(a)		(16.5)	(1,645.2)
Other Changes in Equity			56.3					0.1	56.4
Net Income (Loss)					2,307.2			(1.6)	2,305.6
Other Comprehensive Loss							(101.1)		(101.1)
TOTAL EQUITY – DECEMBER 31, 2022	525.1	$3,413.1	$8,051.0		$12,345.6		$83.7	$229.0	$24,122.4

(a)    Cash dividends declared per AEP common share were $3.17, $3.00 and $2.84 for the years ended December 31, 2022, 2021 and 2020, respectively.
(b)    Includes $(121) million related to a forward equity purchase contract associated with the issuance of Equity Units. See “Equity Units” section of Note 14 for additional information.

See Notes to Financial Statements of Registrants beginning on page 228.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$509.4	$403.4
Restricted Cash (December 31, 2022 and 2021 Amounts Include $47.1 and $48, Respectively, Related to Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Santa Rita East)	47.1	48.0
Other Temporary Investments (December 31, 2022 and 2021 Amounts Include $182.9 and $214.8, Respectively, Related to EIS and Transource Energy)	187.5	220.4
Accounts Receivable:
Customers	1,081.5	720.9
Accrued Unbilled Revenues	287.9	204.4
Pledged Accounts Receivable – AEP Credit	1,207.4	1,038.0
Miscellaneous	49.6	33.9
Allowance for Uncollectible Accounts	(56.1)	(55.6)
Total Accounts Receivable	2,570.3	1,941.6
Fuel	413.2	307.9
Materials and Supplies	888.9	681.3
Risk Management Assets	340.4	194.4
Accrued Tax Benefits	99.4	121.5
Regulatory Asset for Under-Recovered Fuel Costs	1,286.8	647.8
Margin Deposits	81.9	193.4
Assets Held for Sale	2,823.5	2,919.7
Prepayments and Other Current Assets	170.3	129.8
TOTAL CURRENT ASSETS	9,418.7	7,809.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	24,597.7	23,088.1
Transmission	32,312.9	29,911.1
Distribution	26,077.2	24,440.0
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	6,142.1	5,682.9
Construction Work in Progress	4,664.1	3,684.3
Total Property, Plant and Equipment	93,794.0	86,806.4
Accumulated Depreciation and Amortization	22,511.1	20,805.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	71,282.9	66,001.3

OTHER NONCURRENT ASSETS
Regulatory Assets	4,281.2	4,142.3
Securitized Assets	446.0	552.8
Spent Nuclear Fuel and Decommissioning Trusts	3,341.2	3,867.0
Goodwill	52.5	52.5
Long-term Risk Management Assets	284.1	267.0
Operating Lease Assets	645.0	578.3
Deferred Charges and Other Noncurrent Assets	3,717.8	4,398.3
TOTAL OTHER NONCURRENT ASSETS	12,767.8	13,858.2

TOTAL ASSETS	$93,469.4	$87,668.7

See Notes to Financial Statements of Registrants beginning on page 228.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2022 and 2021
(dollars in millions)

			December 31,
			2022	2021
CURRENT LIABILITIES
Accounts Payable			$2,613.0	$2,054.6
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			750.0	750.0
Other Short-term Debt			3,362.2	1,864.0
Total Short-term Debt			4,112.2	2,614.0
Long-term Debt Due Within One Year (December 31, 2022 and 2021 Amounts Include $218.2 and $190.5, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			1,996.4	2,153.8
Risk Management Liabilities			145.2	75.4
Customer Deposits			370.0	321.6
Accrued Taxes			1,672.8	1,586.4
Accrued Interest			327.6	273.2
Obligations Under Operating Leases			113.4	97.6
Liabilities Held for Sale			1,955.7	1,880.9
Other Current Liabilities			1,261.1	1,369.2
TOTAL CURRENT LIABILITIES			14,567.4	12,426.7

NONCURRENT LIABILITIES
Long-term Debt (December 31, 2022 and 2021 Amounts Include $755.3 and $840.5, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			33,626.2	31,300.7
Long-term Risk Management Liabilities			345.3	230.3
Deferred Income Taxes			8,493.3	8,202.5
Regulatory Liabilities and Deferred Investment Tax Credits			7,999.6	8,686.3
Asset Retirement Obligations			2,860.8	2,676.2
Employee Benefits and Pension Obligations			257.3	328.4
Obligations Under Operating Leases			552.1	492.8
Deferred Credits and Other Noncurrent Liabilities			599.1	601.3
TOTAL NONCURRENT LIABILITIES			54,733.7	52,518.5

TOTAL LIABILITIES			69,301.1	64,945.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			45.9	43.3
TOTAL MEZZANINE EQUITY			45.9	43.3

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2022	2021
Shares Authorized	600,000,000	600,000,000
Shares Issued	525,099,321	524,416,175
(11,233,240 and 20,204,160 Shares were Held in Treasury as of December 31, 2022 and 2021, Respectively)			3,413.1	3,408.7
Paid-in Capital			8,051.0	7,172.6
Retained Earnings			12,345.6	11,667.1
Accumulated Other Comprehensive Income (Loss)			83.7	184.8
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			23,893.4	22,433.2

Noncontrolling Interests			229.0	247.0

TOTAL EQUITY			24,122.4	22,680.2

TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY			$93,469.4	$87,668.7

See Notes to Financial Statements of Registrants beginning on page 228.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$2,305.6	$2,488.1	$2,196.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	3,202.8	2,825.7	2,682.8
Rockport Plant, Unit 2 Lease Amortization	—	135.4	136.5
Deferred Income Taxes	(137.2)	107.6	196.1
Loss on the Expected Sale of the Kentucky Operations	363.3	—	—
Asset Impairments and Other Related Charges	48.8	11.6	—
Impairment of Equity Method Investment	188.0	—	—
Allowance for Equity Funds Used During Construction	(133.7)	(139.7)	(148.1)
Mark-to-Market of Risk Management Contracts	15.5	112.3	66.5
Amortization of Nuclear Fuel	82.9	85.3	87.5
Pension Contributions to Qualified Plan Trust	—	—	(110.3)
Property Taxes	(41.2)	(68.0)	(43.3)
Deferred Fuel Over/Under-Recovery, Net	(319.2)	(1,647.9)	(31.8)
Gain on Sale of Mineral Rights	(116.3)	—	—
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—	—
Change in Regulatory Assets	(46.7)	(238.9)	(337.9)
Change in Other Noncurrent Assets	(187.7)	(126.6)	(151.0)
Change in Other Noncurrent Liabilities	337.8	206.4	(54.5)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(681.7)	(119.7)	(129.3)
Fuel, Materials and Supplies	(313.9)	300.2	(142.9)
Accounts Payable	489.2	200.6	(35.3)
Accrued Taxes, Net	105.4	218.7	20.1
Rockport Plant, Unit 2 Operating Lease Payments	—	(147.7)	(147.7)
Other Current Assets	109.0	(151.3)	34.3
Other Current Liabilities	54.3	(212.2)	(255.5)
Net Cash Flows from Operating Activities	5,288.0	3,839.9	3,832.9

INVESTING ACTIVITIES
Construction Expenditures	(6,671.7)	(5,659.6)	(6,246.3)
Purchases of Investment Securities	(2,784.2)	(1,955.1)	(1,678.8)
Sales of Investment Securities	2,743.8	1,901.4	1,644.3
Acquisitions of Nuclear Fuel	(100.7)	(104.5)	(69.7)
Acquisition of the Dry Lake Solar Project	—	(114.4)	—
Acquisition of the North Central Wind Energy Facilities	(1,207.3)	(652.8)	—
Proceeds from Sales of Assets	218.0	118.9	71.1
Other Investing Activities	50.3	32.2	45.5
Net Cash Flows Used for Investing Activities	(7,751.8)	(6,433.9)	(6,233.9)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	826.5	600.5	155.0
Issuance of Long-term Debt	4,649.7	6,486.3	5,626.1
Issuance of Short-term Debt with Original Maturities greater than 90 Days	833.9	1,393.3	1,396.5
Change in Short-term Debt with Original Maturities less than 90 Day, Net	1,650.4	(487.3)	(448.4)
Retirement of Long-term Debt	(2,345.4)	(2,989.3)	(1,339.8)
Redemption of Short-term Debt with Original Maturities greater than 90 Days	(986.1)	(771.3)	(1,307.1)
Principal Payments for Finance Lease Obligations	(309.5)	(64.0)	(61.7)
Dividends Paid on Common Stock	(1,645.2)	(1,519.5)	(1,424.9)
Redemption of Noncontrolling Interests	—	—	(100.2)
Other Financing Activities	(105.4)	(41.6)	(88.8)
Net Cash Flows from Financing Activities	2,568.9	2,607.1	2,406.7

Net Increase in Cash, Cash Equivalents and Restricted Cash	105.1	13.1	5.7
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	451.4	438.3	432.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$556.5	$451.4	$438.3

See Notes to Financial Statements of Registrants beginning on page 228.

AEP TEXAS INC.
AND SUBSIDIARIES

AEP TEXAS INC. AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2022	2021	2020
	(in millions of KWhs)
Retail:
Residential	13,049	12,284	12,163
Commercial	11,435	10,477	10,065
Industrial	11,347	9,598	9,085
Miscellaneous	643	625	636
Total Retail	36,474	32,984	31,949

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2022	2021	2020
	(in degree days)
Actual – Heating (a)	450	341	189
Normal – Heating (b)	312	310	313

Actual – Cooling (c)	2,984	2,653	2,846
Normal – Cooling (b)	2,714	2,712	2,711

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 70 degree temperature base.

2022 Compared to 2021

AEP Texas Inc. and Subsidiaries
Reconciliation of Year Ended December 31, 2021 to Year Ended December 31, 2022
Net Income
(in millions)

Year Ended December 31, 2021	$289.8

Changes in Revenues:
Retail Revenues	184.3
Transmission Revenues	66.3
Other Revenues	2.4
Total Change in Revenues	253.0

Changes in Expenses and Other:
Other Operation and Maintenance	(112.0)
Depreciation and Amortization	(65.4)
Taxes Other Than Income Taxes	(2.4)
Interest Income	2.8
Allowance for Equity Funds Used During Construction	(1.8)
Non-Service Cost Components of Net Periodic Benefit Cost	5.6
Interest Expense	(32.2)
Total Change in Expenses and Other	(205.4)

Income Tax Expense	(29.5)

Year Ended December 31, 2022	$307.9

The major components of the increase in revenues were as follows:

•Retail Revenues increased $184 million primarily due to the following:
•A $72 million increase due to interim rate increases driven by increased transmission investment.
•A $33 million increase in interim rate due to increased distribution investment.
•A $30 million increase due to prior year refunds of Excess ADIT to customers. This increase was partially offset in Income Tax Expense below.
•A $23 million increase in weather-related usage primarily due to a 12% increase in cooling degree days and a 32% increase in heating degree days.
•A $19 million increase in revenue from rate riders. This increase was partially offset in other expense items below.
•An $8 million increase in weather-normalized revenues in all retail classes.
•Transmission Revenues increased $66 million primarily due to the following:
•A $59 million increase due to interim rate increases driven by increased transmission investment.
•A $7 million increase due to prior year refunds to customers associated with the last base rate case. This impact was offset in Other Revenues below.

•Other Revenues increased $2 million primarily due to the following:
•A $26 million increase primarily due to securitization revenues driven by the AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset in Depreciation and Amortization expenses and Interest Expense below.
This increase was partially offset by:
•A $12 million decrease due to the prior year amortization of a provision for refund recorded associated with the last base rate case. This decrease was offset in Retail Revenues and Transmission Revenues above.
•A $7 million decrease in energy efficiency revenues.
•A $4 million decrease in pole attachment revenue primarily due to provision for refund.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $112 million primarily due to the following:
•A $76 million increase in ERCOT transmission expenses. This increase was partially offset in Retail Revenues and Transmission Revenues above.
•An $11 million increase in distribution-related expenses.
•A $10 million increase due to a charitable contribution to the AEP Foundation.
•A $7 million increase in employee-related expenses.
•A $5 million increase in vegetation management expenses.
•Depreciation and Amortization expenses increased $65 million primarily due to the following:
•A $29 million increase due to a higher depreciable base.
•A $27 million increase in securitization amortizations primarily due to prior year AEP Texas Central Transition Funding II LLC bonds that matured in July 2020 and final refunds that were completed in 2021. This increase was offset in Other Revenues above.
•A $7 million increase in recoverable advanced metering system depreciable expenses.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $6 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $32 million primarily due to higher long-term debt balances and higher interest rates.
•Income Tax Expense increased $30 million primarily due to a decrease in amortization of Excess ADIT and an increase in pretax book income. The decrease in amortization of Excess ADIT was partially offset in Retail Revenues above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
AEP Texas Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEP Texas Inc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2022, there were $298 million of deferred costs included in regulatory assets, $67 million of which were pending final regulatory approval, and $1,260 million of regulatory liabilities awaiting potential refund or future rate reduction, $15 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities, involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 23, 2023

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

Management assessed the effectiveness of AEP Texas’ internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEP Texas’ internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, AEP Texas’ registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit AEP Texas to provide only management’s report in this annual report.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Electric Transmission and Distribution	$1,839.7	$1,586.4	$1,524.9
Sales to AEP Affiliates	3.5	3.9	90.8
Other Revenues	3.6	3.5	3.2
TOTAL REVENUES	1,846.8	1,593.8	1,618.9

EXPENSES
Fuel and Other Consumables Used for Electric Generation	—	—	13.7
Other Operation	594.2	489.5	488.9
Maintenance	93.5	86.2	80.5
Depreciation and Amortization	452.4	387.0	529.8
Taxes Other Than Income Taxes	157.5	155.1	136.4
TOTAL EXPENSES	1,297.6	1,117.8	1,249.3

OPERATING INCOME	549.2	476.0	369.6

Other Income (Expense):
Interest Income	3.6	0.8	1.4
Allowance for Equity Funds Used During Construction	19.7	21.5	19.4
Non-Service Cost Components of Net Periodic Benefit Cost	16.7	11.1	11.2
Interest Expense	(208.7)	(176.5)	(171.8)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	380.5	332.9	229.8

Income Tax Expense (Benefit)	72.6	43.1	(11.2)

NET INCOME	$307.9	$289.8	$241.0

The common stock of AEP Texas is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 228.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
Net Income	$307.9	$289.8	$241.0

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.3, $0.3 and $0.3 in 2022, 2021 and 2020, Respectively	1.0	1.0	1.1
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0, $0 and $0 in 2022, 2021 and 2020, Respectively	0.1	0.2	0.2
Pension and OPEB Funded Status, Net of Tax of $(0.9), $0.3 and $0.7 in 2022, 2021 and 2020, Respectively	(3.2)	1.2	2.6

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(2.1)	2.4	3.9

TOTAL COMPREHENSIVE INCOME	$305.8	$292.2	$244.9

See Notes to Financial Statements of Registrants beginning on page 228.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	$1,457.9	$1,516.0	$(12.8)	$2,961.1

Net Income		241.0		241.0
Other Comprehensive Income			3.9	3.9
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	1,457.9	1,757.0	(8.9)	3,206.0

Capital Contribution from Parent	96.0			96.0
Net Income		289.8		289.8
Other Comprehensive Income			2.4	2.4
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	1,553.9	2,046.8	(6.5)	3,594.2

Capital Contribution from Parent	4.3			4.3
Net Income		307.9		307.9
Other Comprehensive Loss			(2.1)	(2.1)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	$1,558.2	$2,354.7	$(8.6)	$3,904.3

See Notes to Financial Statements of Registrants beginning on page 228.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (December 31, 2022 and 2021 Amounts Include $32.7 and $30.4, Respectively, Related to Transition Funding and Restoration Funding)	32.7	30.4
Advances to Affiliates	6.9	6.9
Accounts Receivable:
Customers	150.9	123.4
Affiliated Companies	11.9	7.9
Accrued Unbilled Revenues	91.4	77.9
Miscellaneous	0.2	—
Allowance for Uncollectible Accounts	(4.2)	(4.0)
Total Accounts Receivable	250.2	205.2
Materials and Supplies	138.8	73.9
Accrued Tax Benefits	12.2	24.8
Prepayments and Other Current Assets	6.0	5.9
TOTAL CURRENT ASSETS	446.9	347.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	6,301.5	5,849.9
Distribution	5,312.8	4,917.2
Other Property, Plant and Equipment	1,022.8	961.1
Construction Work in Progress	805.2	551.3
Total Property, Plant and Equipment	13,442.3	12,279.5
Accumulated Depreciation and Amortization	1,760.7	1,644.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	11,681.6	10,635.4

OTHER NONCURRENT ASSETS
Regulatory Assets	298.3	275.2
Securitized Assets (December 31, 2022 and 2021 Amounts Include $286.4 and $367.6, Respectively, Related to Transition Funding and Restoration Funding)	286.4	367.6
Deferred Charges and Other Noncurrent Assets	179.0	211.3
TOTAL OTHER NONCURRENT ASSETS	763.7	854.1

TOTAL ASSETS	$12,892.2	$11,836.7

See Notes to Financial Statements of Registrants beginning on page 228.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$96.5	$26.9
Accounts Payable:
General	331.0	306.3
Affiliated Companies	34.7	32.5
Long-term Debt Due Within One Year – Nonaffiliated (December 31, 2022 and 2021 Amounts Include $93.5 and $91, Respectively, Related to Transition Funding and Restoration Funding)	278.5	716.0
Accrued Taxes	95.5	93.3
Accrued Interest (December 31, 2022 and 2021 Amounts Include $2.2 and $2.3, Respectively, Related to Transition Funding and Restoration Funding)	48.3	44.7
Obligations Under Operating Leases	28.6	14.0
Other Current Liabilities	130.7	78.0
TOTAL CURRENT LIABILITIES	1,043.8	1,311.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (December 31, 2022 and 2021 Amounts Include $221 and $313.7, Respectively, Related to Transition Funding and Restoration Funding)	5,379.3	4,464.8
Deferred Income Taxes	1,144.2	1,088.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,259.6	1,242.0
Obligations Under Operating Leases	67.8	61.3
Deferred Credits and Other Noncurrent Liabilities	93.2	73.8
TOTAL NONCURRENT LIABILITIES	7,944.1	6,930.8

TOTAL LIABILITIES	8,987.9	8,242.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	1,558.2	1,553.9
Retained Earnings	2,354.7	2,046.8
Accumulated Other Comprehensive Income (Loss)	(8.6)	(6.5)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,904.3	3,594.2

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$12,892.2	$11,836.7

See Notes to Financial Statements of Registrants beginning on page 228.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$307.9	$289.8	$241.0
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	452.4	387.0	529.8
Deferred Income Taxes	42.2	43.0	(15.2)
Allowance for Equity Funds Used During Construction	(19.7)	(21.5)	(19.4)
Pension Contributions to Qualified Plan Trust	—	—	(11.3)
Change in Other Noncurrent Assets	(36.2)	(78.2)	(74.0)
Change in Other Noncurrent Liabilities	57.6	26.4	(24.7)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(45.0)	(21.6)	9.8
Fuel, Materials and Supplies	(64.9)	(3.9)	(7.4)
Accounts Payable	25.0	8.9	30.2
Accrued Taxes, Net	14.8	7.0	42.7
Other Current Assets	2.2	(0.9)	0.8
Other Current Liabilities	(4.4)	(39.4)	(88.1)
Net Cash Flows from Operating Activities	731.9	596.6	614.2

INVESTING ACTIVITIES
Construction Expenditures	(1,305.0)	(1,033.3)	(1,295.0)
Change in Advances to Affiliates, Net	—	0.2	200.1
Other Investing Activities	35.1	32.3	29.5
Net Cash Flows Used for Investing Activities	(1,269.9)	(1,000.8)	(1,065.4)

FINANCING ACTIVITIES
Capital Contribution from Parent	4.3	96.0	—
Issuance of Long-term Debt – Nonaffiliated	1,188.6	444.2	652.7
Change in Advances from Affiliates, Net	69.6	(40.2)	67.1
Retirement of Long-term Debt – Nonaffiliated	(716.0)	(88.7)	(392.1)
Principal Payments for Finance Lease Obligations	(6.8)	(6.7)	(6.3)
Other Financing Activities	0.6	1.3	0.8
Net Cash Flows from Financing Activities	540.3	405.9	322.2

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	2.3	1.7	(129.0)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	30.5	28.8	157.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$32.8	$30.5	$28.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$198.9	$168.9	$153.2
Net Cash Paid (Received) for Income Taxes	11.0	5.7	(42.9)
Noncash Acquisitions Under Finance Leases	6.1	4.4	5.6
Construction Expenditures Included in Current Liabilities as of December 31,	235.4	230.0	177.8

See Notes to Financial Statements of Registrants beginning on page 228.

AEP TRANSMISSION COMPANY, LLC
AND SUBSIDIARIES

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of December 31,
	2022	2021	2020
	(in millions)
Plant In Service	$12,635.1	$11,313.7	$9,923.0
CWIP	1,547.1	1,394.8	1,422.6
Accumulated Depreciation	1,012.1	772.8	572.8
Total Transmission Property, Net	$13,170.1	$11,935.7	$10,772.8

2022 Compared to 2021

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of Year Ended December 31, 2021 to Year Ended December 31, 2022
Net Income
(in millions)

Year Ended December 31, 2021	$591.7

Changes in Transmission Revenues:
Transmission Revenues	155.2
Total Change in Transmission Revenues	155.2

Changes in Expenses and Other:
Other Operation and Maintenance	(29.6)
Depreciation and Amortization	(48.9)
Taxes Other Than Income Taxes	(32.3)
Interest Income - Affiliated	1.1
Allowance for Equity Funds Used During Construction	3.5
Interest Expense	(21.5)
Total Change in Expenses and Other	(127.7)

Income Tax Expense	(25.0)

Year Ended December 31, 2022	$594.2

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $155 million primarily due to the following:
•A $185 million increase due to continued investment in transmission assets.
This increase was partially offset by:
•A $14 million decrease due to affiliated transmission formula rate true-up activity. This decrease was offset in Other Operation and Maintenance expense across the other Registrant Subsidiaries.
•A $5 million decrease due to non-affiliated transmission formula rate true-up activity.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $30 million primarily due to:
•An $11 million increase due to a charitable contribution to the AEP Foundation.
•A $9 million increase in employee-related expenses.
•A $5 million increase due to cancelled capital projects.

•Depreciation and Amortization expenses increased $49 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $32 million primarily due to higher property taxes as a result of increased transmission investment.
•Allowance for Equity Funds Used During Construction increased $4 million primarily due to higher CWIP.
•Interest Expense increased $22 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $25 million primarily due to the following:
•An $18 million increase due to a current year change in the accounting policy for the parent company loss benefit.
•A $6 million increase due to an increase in pretax book income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
AEP Transmission Company, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEP Transmission Company, LLC and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income, of changes in member's equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2022, there were $6.8 million of deferred costs included in regulatory assets and $715 million of regulatory liabilities awaiting potential refund or future rate reduction, $8.7 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities, involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

Classification of the Assets and Liabilities of KTCo as Held For Sale

As described in Note 7 to the consolidated financial statements, in October 2021 the Company entered into a Stock Purchase Agreement (SPA) to sell Kentucky Power Company (KPCo) and Kentucky Transmission Company (KTCo) to Liberty Utilities Co. (Liberty) for $2.85 billion. In September 2022, the Company and Liberty entered into an amendment to the SPA which reduced the purchase price to approximately $2.646 billion. The sale is subject to several regulatory approvals, including approval from the Kentucky Public Service Commission (KPSC) and from the Federal Energy Regulatory Commission (FERC). In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to conditions contingent upon the closing of the sale. In December 2022, the FERC issued an order denying, without prejudice, authorization of the proposed sale stating the applicants failed to demonstrate the proposed transaction will not have adverse effect on rates. In January 2023, the Company and Liberty entered into an amendment to the SPA that specified the applicants will submit a new filing for approval under Section 203 of the Federal Power Act. The new filing was submitted to the FERC on February 14, 2023. Management believes it is probable that FERC authorization under Section 203 of the Federal Power Act will be received and closing will occur in 2023. Therefore, the assets and liabilities of KTCo will continue to be classified as held for sale as of December 31, 2022.

The principal considerations for our determination that performing procedures relating to the classification of the assets and liabilities of KTCo is a critical audit matter are the significant judgment by management in determining the classification of the assets and liabilities as held for sale, and in assessing the impact of regulatory orders and other relevant evidence; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the probability that a sale of the assets and liabilities of KTCo will occur resulting in held for sale classification as of December 31, 2022.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's determination of the classification of the assets and liabilities of KTCo as held for sale. These procedures also included, among others, evaluating management’s determination of the classification of KTCo as held for sale which involved i) evaluating the reasonableness of management's assessment of probability of the sale to occur resulting in held for sale classification as of the balance sheet date ii) evaluating the commitment of both parties to the sale as supported by public statements and other representations, iii) evaluating guidance in applicable regulatory orders and other regulatory correspondence, iv) consideration of relevant regulatory and legal precedents, and v) reviewing written agreements in place between the parties related to the sale.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 23, 2023

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

Management assessed the effectiveness of AEPTCo’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEPTCo’s internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, AEPTCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit AEPTCo to provide only management’s report in this annual report.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Transmission Revenues	$354.9	$317.8	$265.4
Sales to AEP Affiliates	1,354.5	1,171.5	954.6
Provision for Refund – Affiliated	(70.7)	(17.6)	(58.3)
Provision for Refund – Nonaffiliated	(14.2)	(2.4)	(16.0)
TOTAL REVENUES	1,624.5	1,469.3	1,145.7

EXPENSES
Other Operation	136.3	105.5	99.8
Maintenance	17.2	18.4	10.2
Depreciation and Amortization	346.2	297.3	249.0
Taxes Other Than Income Taxes	271.1	238.8	205.2
TOTAL EXPENSES	770.8	660.0	564.2

OPERATING INCOME	853.7	809.3	581.5

Other Income (Expense):
Interest Income - Affiliated	1.6	0.5	2.4
Allowance for Equity Funds Used During Construction	70.7	67.2	74.0
Interest Expense	(162.7)	(141.2)	(127.8)

INCOME BEFORE INCOME TAX EXPENSE	763.3	735.8	530.1

Income Tax Expense	169.1	144.1	106.7

NET INCOME	$594.2	$591.7	$423.4

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Notes to Financial Statements of Registrants beginning on page 228.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Paid-in Capital	Retained Earnings	Total Member’s Equity
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2019	$2,480.6	$1,528.9	$4,009.5

Capital Contribution from Member	335.0		335.0
Capital Distribution of Radial Assets to Member	(50.0)		(50.0)
Dividends Paid to Member		(5.0)	(5.0)
Net Income		423.4	423.4
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2020	2,765.6	1,947.3	4,712.9

Capital Contribution from Member	184.0		184.0
Dividends Paid to Member		(112.5)	(112.5)
Net Income		591.7	591.7
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2021	2,949.6	2,426.5	5,376.1

Capital Contribution from Member	72.7		72.7
Dividends Paid to Member		(170.0)	(170.0)
Net Income		594.2	594.2
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2022	$3,022.3	$2,850.7	$5,873.0

See Notes to Financial Statements of Registrants beginning on page 228.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT ASSETS
Advances to Affiliates	$—	$27.2
Accounts Receivable:
Customers	46.7	22.5
Affiliated Companies	117.9	96.1
Total Accounts Receivable	164.6	118.6
Materials and Supplies	10.7	9.3
Accrued Tax Benefits	4.2	5.6
Assets Held for Sale	178.0	167.9
Prepayments and Other Current Assets	3.0	2.7
TOTAL CURRENT ASSETS	360.5	331.3

TRANSMISSION PROPERTY
Transmission Property	12,183.2	10,886.3
Other Property, Plant and Equipment	451.9	427.4
Construction Work in Progress	1,547.1	1,394.8
Total Transmission Property	14,182.2	12,708.5
Accumulated Depreciation and Amortization	1,012.1	772.8
TOTAL TRANSMISSION PROPERTY – NET	13,170.1	11,935.7

OTHER NONCURRENT ASSETS
Regulatory Assets	6.8	8.5
Deferred Property Taxes	266.6	245.7
Deferred Charges and Other Noncurrent Assets	10.2	3.2
TOTAL OTHER NONCURRENT ASSETS	283.6	257.4

TOTAL ASSETS	$13,814.2	$12,524.4

See Notes to Financial Statements of Registrants beginning on page 228.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
December 31, 2022 and 2021

	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$229.3	$124.0
Accounts Payable:
General	427.0	460.1
Affiliated Companies	81.9	69.9
Long-term Debt Due Within One Year – Nonaffiliated	60.0	104.0
Accrued Taxes	528.3	479.0
Accrued Interest	28.4	28.4
Obligations Under Operating Leases	1.3	0.9
Liabilities Held for Sale	28.6	27.6
Other Current Liabilities	8.4	3.0
TOTAL CURRENT LIABILITIES	1,393.2	1,296.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,722.8	4,239.9
Deferred Income Taxes	1,040.4	962.9
Regulatory Liabilities	715.0	644.1
Obligations Under Operating Leases	1.5	1.3
Deferred Credits and Other Noncurrent Liabilities	68.3	3.2
TOTAL NONCURRENT LIABILITIES	6,548.0	5,851.4

TOTAL LIABILITIES	7,941.2	7,148.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

MEMBER’S EQUITY
Paid-in Capital	3,022.3	2,949.6
Retained Earnings	2,850.7	2,426.5
TOTAL MEMBER’S EQUITY	5,873.0	5,376.1

TOTAL LIABILITIES AND MEMBER’S EQUITY	$13,814.2	$12,524.4

See Notes to Financial Statements of Registrants beginning on page 228.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$594.2	$591.7	$423.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	346.2	297.3	249.0
Deferred Income Taxes	62.3	68.5	81.6
Allowance for Equity Funds Used During Construction	(70.7)	(67.2)	(74.0)
Property Taxes	(20.9)	(25.6)	(26.6)
Change in Other Noncurrent Assets	(7.4)	7.5	(8.2)
Change in Other Noncurrent Liabilities	68.7	3.7	8.3
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(46.3)	(16.0)	(19.0)
Materials and Supplies	(1.4)	(0.8)	5.3
Accounts Payable	18.5	(2.2)	77.8
Accrued Taxes, Net	50.2	67.2	62.7
Other Current Assets	(1.1)	6.0	5.4
Other Current Liabilities	3.0	(4.4)	(14.5)
Net Cash Flows from Operating Activities	995.3	925.7	771.2

INVESTING ACTIVITIES
Construction Expenditures	(1,458.5)	(1,424.8)	(1,615.9)
Change in Advances to Affiliates, Net	22.8	81.9	(23.7)
Acquisitions of Assets	(9.8)	(17.9)	(6.0)
Other Investing Activities	6.3	1.8	5.2
Net Cash Flows Used for Investing Activities	(1,439.2)	(1,359.0)	(1,640.4)

FINANCING ACTIVITIES
Capital Contribution from Member	72.7	184.0	335.0
Issuance of Long-term Debt – Nonaffiliated	540.8	443.7	519.5
Change in Advances from Affiliates, Net	104.4	(31.9)	19.7
Retirement of Long-term Debt – Nonaffiliated	(104.0)	(50.0)	—
Dividends Paid to Member	(170.0)	(112.5)	(5.0)
Net Cash Flows from Financing Activities	443.9	433.3	869.2

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$158.8	$132.9	$119.7
Net Cash Paid for Income Taxes	95.5	65.7	22.9
Construction Expenditures Included in Current Liabilities as of December 31,	320.7	358.7	311.9
Noncash Distribution of Radial Assets to Member	—	—	(50.0)

See Notes to Financial Statements of Registrants beginning on page 228.

APPALACHIAN POWER COMPANY
AND SUBSIDIARIES

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2022	2021	2020
	(in millions of KWhs)
Retail:
Residential	11,159	11,207	10,916
Commercial	6,066	5,949	5,887
Industrial	8,849	8,879	8,873
Miscellaneous	843	810	794
Total Retail	26,917	26,845	26,470

Wholesale	1,585	4,285	3,281

Total KWhs	28,502	31,130	29,751

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2022	2021	2020
	(in degree days)
Actual – Heating (a)	2,182	1,969	1,764
Normal – Heating (b)	2,209	2,210	2,216

Actual – Cooling (c)	1,314	1,389	1,379
Normal – Cooling (b)	1,238	1,242	1,236

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2022 Compared to 2021

Appalachian Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2021 to Year Ended December 31, 2022
Net Income
(in millions)

Year Ended December 31, 2021	$348.9

Changes in Gross Margin:
Retail Margins	183.3
Margins from Off-system Sales	(4.4)
Transmission Revenues	26.2
Other Revenues	15.6
Total Change in Gross Margin	220.7

Changes in Expenses and Other:
Other Operation and Maintenance	(146.4)
Asset Impairments and Other Related Charges - Coal Fired Generation	(24.9)
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	37.0
Depreciation and Amortization	(29.7)
Taxes Other Than Income Taxes	(4.0)
Interest Income	2.5
Allowance for Equity Funds Used During Construction	(3.9)
Non-Service Cost Components of Net Periodic Benefit Cost	10.0
Interest Expense	(19.9)
Total Change in Expenses and Other	(179.3)

Income Tax Expense	3.9

Year Ended December 31, 2022	$394.2

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $183 million primarily due to the following:
•A $121 million increase due to rider revenues in Virginia and West Virginia. This increase was partially offset in other expense items below.
•A $29 million increase in weather-normalized margins primarily driven by increases in the residential and commercial classes.
•An $18 million increase due to lower customer refunds related to Tax Reform. This increase was offset in Income Tax Expense below.
•A $17 million increase due to a base rate increase in Virginia implemented in October 2022 following the Virginia Supreme Court remand. This increase was partially offset in Other Operation and Maintenance expense below.
•A $9 million increase in weather-related usage primarily driven by a 11% increase in heating degree days partially offset by a 5% decrease in cooling degree days.
•Margins from Off-system Sales decreased $4 million due to decreased generation.
•Transmission Revenues increased $26 million primarily due to the following:
•A $17 million increase due to continued investment in transmission assets.
•A $9 million increase due to transmission formula rate true-up activity.
•Other Revenues increased $16 million primarily due to the following:
•An $8 million increase due to pole attachment revenue. This increase was partially offset in Other Operation and Maintenance Expense below.
•A $7 million increase due to business development revenue. This increase was partially offset in Other Operation and Maintenance Expense below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $146 million primarily due to the following:
•A $75 million increase in transmission expenses primarily due to:
•A $95 million increase in recoverable PJM expenses. This increase was offset in Retail Margins above.
This increase was partially offset by:
•A $12 million decrease in vegetation management expenses.
•A $9 million decrease in transmission formula rate true-up activity. This decrease was partially offset in Retail Margins above.
•A $33 million increase in distribution expenses primarily related to storm restoration costs.
•A $20 million increase in maintenance expenses at various generation plants.
•A $12 million increase due to a charitable contribution to the AEP Foundation.
•A $9 million increase in employee-related expenses.
•A $7 million increase due to the amortization of the regulatory asset established in the current year in accordance with the August 2022 Virginia Supreme Court opinion related to under-earnings during the 2017-2019 Triennial Review. This increase was offset in Retail Margins above.
These increases were partially offset by:
•A $14 million decrease due to gains from the sale of land in 2022.
•Asset Impairments and Other Related Charges - Coal Fired Generation increased $25 million due to a write-off of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion related to the 2017-2019 Virginia Triennial Review.
•Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset increased $37 million due to the establishment of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion related to under-earning during the 2017-2019 Triennial Review.
•Depreciation and Amortization expenses increased $30 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $4 million primarily due to the following:
•A $4 million increase in Virginia state minimum taxes primarily due to prior year refunds and increased projected minimum tax liability.
•A $4 million increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
These increases were partially offset by:
•A $5 million decrease due to regulatory fees that are now required to be recorded to Other Operation and Maintenance Expense.
•Allowance for Equity Funds Used During Construction decreased $4 million primarily due to a lower AFUDC base and a decrease in AFUDC equity rates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $10 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $20 million primarily due to higher long-term debt balances and higher interest rates.
•Income Tax Expense decreased $4 million primarily due to the following:
•A $10 million decrease in flow through depreciation expense.
•An $8 million decrease in state taxes.
•A $5 million decrease due to an unfavorable out of period adjustment recorded in the prior year related to deferred income taxes.
These decreases were partially offset by:
•A $10 million decrease in amortization of Excess ADIT. This decrease was partially offset by a decrease in Retail Margins.
•A $9 million increase due to an increase in pretax book income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Appalachian Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Appalachian Power Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2022, there were $1,532 million of deferred costs included in regulatory assets, $145 million of which were pending final regulatory approval, and $1,144 million of regulatory liabilities awaiting potential refund or future rate reduction, $31 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities, involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 23, 2023

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

Management assessed the effectiveness of APCo’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded APCo’s internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, APCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit APCo to provide only management’s report in this annual report.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$3,245.5	$2,895.5	$2,610.9
Sales to AEP Affiliates	256.1	197.9	174.7
Other Revenues	18.3	11.8	10.6
TOTAL REVENUES	3,519.9	3,105.2	2,796.2

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,173.9	979.9	873.6
Other Operation	724.1	610.0	530.5
Maintenance	297.8	265.5	226.8
Asset Impairments and Other Related Charges - Coal Fired Generation	24.9	—	—
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—	—
Re-Establishment of Regulatory Asset - Coal Fired Generation	—	—	(49.0)
Depreciation and Amortization	575.9	546.2	507.5
Taxes Other Than Income Taxes	158.2	154.2	150.2
TOTAL EXPENSES	2,917.8	2,555.8	2,239.6

OPERATING INCOME	602.1	549.4	556.6

Other Income (Expense):
Interest Income	3.5	1.0	1.6
Allowance for Equity Funds Used During Construction	11.7	15.6	14.6
Non-Service Cost Components of Net Periodic Benefit Cost	29.0	19.0	18.8
Interest Expense	(233.9)	(214.0)	(217.6)

INCOME BEFORE INCOME TAX EXPENSE	412.4	371.0	374.0

Income Tax Expense	18.2	22.1	4.3

NET INCOME	$394.2	$348.9	$369.7

The common stock of APCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 228.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2022, 2021 and 2020
 (in millions)

	Years Ended December 31,
	2022	2021	2020
Net Income	$394.2	$348.9	$369.7

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.2), $2.2 and $(0.5) in 2022, 2021 and 2020, Respectively	(0.8)	8.3	(1.7)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(1.1), $(1.1) and $(1.0) in 2022, 2021 and 2020, Respectively	(4.3)	(4.2)	(3.8)
Pension and OPEB Funded Status, Net of Tax of $(6.4), $3.5 and $2.0 in 2022, 2021 and 2020, Respectively	(24.1)	13.1	7.7

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(29.2)	17.2	2.2

TOTAL COMPREHENSIVE INCOME	$365.0	$366.1	$371.9

See Notes to Financial Statements of Registrants beginning on page 228.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	$260.4	$1,828.7	$2,078.3	$5.0	$4,172.4

Common Stock Dividends			(200.0)		(200.0)
Net Income			369.7		369.7
Other Comprehensive Income				2.2	2.2
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	260.4	1,828.7	2,248.0	7.2	4,344.3

Common Stock Dividends			(62.5)		(62.5)
Net Income			348.9		348.9
Other Comprehensive Income				17.2	17.2
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	260.4	1,828.7	2,534.4	24.4	4,647.9

Common Stock Dividends			(37.5)		(37.5)
Net Income			394.2		394.2
Other Comprehensive Loss				(29.2)	(29.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	$260.4	$1,828.7	$2,891.1	$(4.8)	$4,975.4

See Notes to Financial Statements of Registrants beginning on page 228.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$7.5	$2.5
Restricted Cash for Securitized Funding	14.4	17.6
Advances to Affiliates	19.8	20.8
Accounts Receivable:
Customers	168.9	158.5
Affiliated Companies	94.0	129.9
Accrued Unbilled Revenues	91.3	54.0
Miscellaneous	0.3	0.2
Allowance for Uncollectible Accounts	(1.7)	(1.6)
Total Accounts Receivable	352.8	341.0
Fuel	158.9	67.1
Materials and Supplies	130.6	109.8
Risk Management Assets	69.1	42.0
Regulatory Asset for Under-Recovered Fuel Costs	473.1	201.3
Margin Deposits	7.4	71.8
Prepayments and Other Current Assets	26.0	51.4
TOTAL CURRENT ASSETS	1,259.6	925.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,776.8	6,683.9
Transmission	4,482.8	4,322.4
Distribution	4,933.0	4,683.3
Other Property, Plant and Equipment	883.3	696.6
Construction Work in Progress	705.3	469.9
Total Property, Plant and Equipment	17,781.2	16,856.1
Accumulated Depreciation and Amortization	5,402.0	5,051.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	12,379.2	11,804.3

OTHER NONCURRENT ASSETS
Regulatory Assets	1,058.6	757.6
Securitized Assets	159.6	185.1
Employee Benefits and Pension Assets	152.9	220.5
Operating Lease Assets	73.6	66.9
Deferred Charges and Other Noncurrent Assets	138.7	129.2
TOTAL OTHER NONCURRENT ASSETS	1,583.4	1,359.3

TOTAL ASSETS	$15,222.2	$14,088.9

See Notes to Financial Statements of Registrants beginning on page 228.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2022 and 2021

	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$182.2	$199.3
Accounts Payable:
General	451.2	262.2
Affiliated Companies	142.7	118.6
Long-term Debt Due Within One Year - Nonaffiliated	251.8	480.7
Customer Deposits	75.1	73.9
Accrued Taxes	101.0	119.7
Obligations Under Operating Leases	15.0	15.1
Other Current Liabilities	171.2	146.4
TOTAL CURRENT LIABILITIES	1,390.2	1,415.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	5,158.7	4,458.2
Deferred Income Taxes	1,992.2	1,804.7
Regulatory Liabilities and Deferred Investment Tax Credits	1,143.6	1,238.8
Asset Retirement Obligations	419.2	394.9
Employee Benefits and Pension Obligations	34.2	41.5
Obligations Under Operating Leases	59.1	52.4
Deferred Credits and Other Noncurrent Liabilities	49.6	34.6
TOTAL NONCURRENT LIABILITIES	8,856.6	8,025.1

TOTAL LIABILITIES	10,246.8	9,441.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,828.7	1,828.7
Retained Earnings	2,891.1	2,534.4
Accumulated Other Comprehensive Income (Loss)	(4.8)	24.4
TOTAL COMMON SHAREHOLDER’S EQUITY	4,975.4	4,647.9

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$15,222.2	$14,088.9

See Notes to Financial Statements of Registrants beginning on page 228.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$394.2	$348.9	$369.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	575.9	546.2	507.5
Deferred Income Taxes	79.6	15.0	(26.2)
Asset Impairments and Other Related Charges - Coal Fired Generation	24.9	—	—
Allowance for Equity Funds Used During Construction	(11.7)	(15.6)	(14.6)
Mark-to-Market of Risk Management Contracts	(24.4)	(22.3)	18.8
Pension Contributions to Qualified Plan Trust	—	—	(7.0)
Deferred Fuel Over/Under-Recovery, Net	(501.8)	(196.0)	37.2
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—	—
Re-Establishment of Regulatory Asset - Coal Fired Generation	—	—	(49.0)
Change in Other Noncurrent Assets	(75.2)	(68.8)	(40.4)
Change in Other Noncurrent Liabilities	31.4	35.6	11.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(8.5)	(53.3)	(30.2)
Fuel, Materials and Supplies	(113.5)	116.1	(38.2)
Margin Deposits	64.4	(70.0)	2.8
Accounts Payable	190.1	36.8	(48.1)
Accrued Taxes, Net	6.7	(16.2)	31.3
Other Current Assets	0.2	(2.4)	15.5
Other Current Liabilities	5.9	(42.3)	(28.3)
Net Cash Flows from Operating Activities	601.2	611.7	712.0

INVESTING ACTIVITIES
Construction Expenditures	(1,048.6)	(841.6)	(767.4)
Change in Advances to Affiliates, Net	1.0	0.6	0.7
Other Investing Activities	42.4	14.5	8.8
Net Cash Flows Used for Investing Activities	(1,005.2)	(826.5)	(757.9)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	698.0	494.0	606.9
Change in Advances from Affiliates, Net	(17.1)	180.7	(218.1)
Retirement of Long-term Debt – Nonaffiliated	(230.4)	(393.0)	(140.3)
Principal Payments for Finance Lease Obligations	(7.9)	(7.7)	(7.4)
Dividends Paid on Common Stock	(37.5)	(62.5)	(200.0)
Other Financing Activities	0.7	0.7	0.7
Net Cash Flows from Financing Activities	405.8	212.2	41.8

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	1.8	(2.6)	(4.1)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	20.1	22.7	26.8
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$21.9	$20.1	$22.7

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$215.1	$207.5	$207.1
Net Cash Paid (Received) for Income Taxes	(88.6)	32.8	—
Noncash Acquisitions Under Finance Leases	1.6	1.7	7.2
Construction Expenditures Included in Current Liabilities as of December 31,	164.6	139.1	105.6

See Notes to Financial Statements of Registrants beginning on page 228.

INDIANA MICHIGAN POWER COMPANY
AND SUBSIDIARIES

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2022	2021	2020
	(in millions of KWhs)
Retail:
Residential	5,507	5,463	5,464
Commercial	4,740	4,600	4,475
Industrial	7,492	7,373	7,225
Miscellaneous	56	58	67
Total Retail	17,795	17,494	17,231

Wholesale	6,772	6,618	7,135

Total KWhs	24,567	24,112	24,366

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2022	2021	2020
	(in degree days)
Actual – Heating (a)	3,804	3,396	3,352
Normal – Heating (b)	3,725	3,730	3,742

Actual – Cooling (c)	935	1,055	928
Normal – Cooling (b)	857	861	854

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2022 Compared to 2021

Indiana Michigan Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2021 to Year Ended December 31, 2022
Net Income
(in millions)

Year Ended December 31, 2021	$279.8

Changes in Gross Margin:
Retail Margins	65.2
Margins from Off-system Sales	32.2
Transmission Revenues	17.1
Other Revenues	7.9
Total Change in Gross Margin	122.4

Changes in Expenses and Other:
Other Operation and Maintenance	7.0
Depreciation and Amortization	(81.2)
Taxes Other Than Income Taxes	13.8
Other Income	(2.4)
Non-Service Cost Components of Net Periodic Benefit Cost	8.5
Interest Expense	(8.4)
Total Change in Expenses and Other	(62.7)

Income Tax Expense	(14.8)

Year Ended December 31, 2022	$324.7

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $65 million primarily due to the following:
•An $87 million increase in rider revenues partially offset by lower wholesale true-ups. This increase was partially offset in other expense items below.
•An $8 million decrease in costs for power acquired under the Unit Power Agreement between AEGCo and I&M, primarily due to the expiration of the Rockport Plant, Unit 2 lease in December 2022.
These increases were partially offset by:
•A $29 million decrease in weather-normalized retail margins in all retail classes.
•Margins from Off-system Sales increased $32 million primarily due to Rockport Plant, Unit 2 Merchant sales beginning in December 2022 in addition to higher market prices driven by winter storm Elliott.
•Transmission Revenues increased $17 million primarily due to the following:
•A $10 million increase due to transmission formula rate true-up activity.
•A $7 million increase due to continued investment in transmission assets.
• Other Revenues increased $8 million primarily due to the following:
•A $4 million increase due to a gain on sale of allowances. The gain on sale of allowances was partially offset in Retail Margins above.
•A $4 million increase in barging revenues by River Transportation Division (RTD). The increase in barging revenues was partially offset in Other Operation and Maintenance expenses below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses decreased $7 million primarily due to the following:
•A $66 million decrease in steam generation expenses primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021. This decrease was partially offset in Depreciation and Amortization expenses below.
•A $4 million decrease due to an increased Nuclear Electric Insurance Limited distribution in 2022.
These decreases were partially offset by:
•A $25 million increase in transmission expenses primarily due to the following:
•A $42 million increase in recoverable PJM expenses. These expenses were offset in Retail Margins above.
This increase was partially offset by:
•A $7 million decrease in transmission vegetation management expenses.
•A $7 million decrease in transmission formula rate true-up activity.
•A $22 million increase in nuclear expenses at Cook Plant primarily due to refueling outage expenses.
•An $11 million increase due to a charitable contribution to the AEP Foundation.
•A $6 million increase in vegetation management expenses.
•Depreciation and Amortization expenses increased $81 million primarily due to the modification of the Rockport Plant, Unit 2 lease, which resulted in a change in lease classification from an operating lease to a finance lease in December 2021, and a higher depreciable base. The increase resulting from the lease modification was partially offset in Other Operation and Maintenance expenses above.
•Taxes Other Than Income Taxes decreased $14 million primarily due to the repeal of the Indiana Utility Receipts Tax in July 2022. This decrease was partially offset in Retail Margins above.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $9 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $8 million primarily due to a debt issuance in April 2021.
•Income Tax Expense increased $15 million primarily due to the following:
•A $13 million increase due to an increase in pretax book income.
•An $11 million increase in state taxes.
These increases were partially offset by:
•An $8 million increase in amortization of Excess ADIT.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Indiana Michigan Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indiana Michigan Power Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2022, there were $507 million of deferred costs included in regulatory assets, $111 million of which were pending final regulatory approval, and $1,702 million of net regulatory liabilities awaiting potential refund or future rate reduction. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities, involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 23, 2023

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

Management assessed the effectiveness of I&M’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded I&M’s internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, I&M’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit I&M to provide only management’s report in this annual report.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$2,588.3	$2,261.2	$2,165.3
Sales to AEP Affiliates	15.3	3.8	10.5
Other Revenues – Affiliated	54.3	54.0	60.8
Other Revenues – Nonaffiliated	11.7	7.7	5.2
TOTAL REVENUES	2,669.6	2,326.7	2,241.8

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	535.5	338.9	344.2
Purchased Electricity from AEP Affiliates	241.8	217.9	172.8
Other Operation	621.0	645.2	650.0
Maintenance	227.2	210.0	193.2
Depreciation and Amortization	527.2	446.0	411.6
Taxes Other Than Income Taxes	97.0	110.8	107.1
TOTAL EXPENSES	2,249.7	1,968.8	1,878.9

OPERATING INCOME	419.9	357.9	362.9

Other Income (Expense):
Other Income	9.3	11.7	10.0
Non-Service Cost Components of Net Periodic Benefit Cost	24.9	16.4	16.7
Interest Expense	(125.2)	(116.8)	(112.3)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	328.9	269.2	277.3

Income Tax Expense (Benefit)	4.2	(10.6)	(7.5)

NET INCOME	$324.7	$279.8	$284.8

The common stock of I&M is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 228.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2022, 2021 and 2020
 (in millions)

	Years Ended December 31,
	2022	2021	2020
Net Income	$324.7	$279.8	$284.8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.4, $0.4 and $0.4 in 2022, 2021 and 2020, Respectively	1.6	1.6	1.6
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1), $0 and $0 in 2022, 2021 and 2020, Respectively	(0.3)	(0.1)	(0.1)
Pension and OPEB Funded Status, Net of Tax of $(0.1), $1.1 and $0.8 in 2022, 2021 and 2020, Respectively	(0.3)	4.2	3.1

TOTAL OTHER COMPREHENSIVE INCOME	1.0	5.7	4.6

TOTAL COMPREHENSIVE INCOME	$325.7	$285.5	$289.4

See Notes to Financial Statements of Registrants beginning on page 228.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	$56.6	$980.9	$1,518.5	$(11.6)	$2,544.4

Common Stock Dividends			(85.0)		(85.0)
ASU 2016-13 Adoption			0.4		0.4
Net Income			284.8		284.8
Other Comprehensive Income				4.6	4.6
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	56.6	980.9	1,718.7	(7.0)	2,749.2

Common Stock Dividends			(250.0)		(250.0)
Net Income			279.8		279.8
Other Comprehensive Income				5.7	5.7
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	56.6	980.9	1,748.5	(1.3)	2,784.7

Capital Contribution from Parent		7.9			7.9
Common Stock Dividends			(110.0)		(110.0)
Net Income			324.7		324.7
Other Comprehensive Income				1.0	1.0
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	$56.6	$988.8	$1,963.2	$(0.3)	$3,008.3

See Notes to Financial Statements of Registrants beginning on page 228.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$4.2	$1.3
Advances to Affiliates	23.0	21.5
Accounts Receivable:
Customers	96.6	40.6
Affiliated Companies	104.0	78.2
Accrued Unbilled Revenues	0.6	—
Miscellaneous	4.7	2.5
Allowance for Uncollectible Accounts	(0.1)	(0.1)
Total Accounts Receivable	205.8	121.2
Fuel	46.5	56.8
Materials and Supplies	188.1	175.2
Risk Management Assets	15.2	3.3
Regulatory Asset for Under-Recovered Fuel Costs	47.1	6.4
Prepayments and Other Current Assets	41.9	53.7
TOTAL CURRENT ASSETS	571.8	439.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,585.1	5,531.8
Transmission	1,842.2	1,783.1
Distribution	3,024.7	2,800.1
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	839.3	792.9
Construction Work in Progress	253.0	302.8
Total Property, Plant and Equipment	11,544.3	11,210.7
Accumulated Depreciation, Depletion and Amortization	4,132.8	3,899.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,411.5	7,310.9

OTHER NONCURRENT ASSETS
Regulatory Assets	459.6	410.9
Spent Nuclear Fuel and Decommissioning Trusts	3,341.2	3,867.0
Operating Lease Assets	64.3	63.5
Deferred Charges and Other Noncurrent Assets	270.5	316.5
TOTAL OTHER NONCURRENT ASSETS	4,135.6	4,657.9

TOTAL ASSETS	$12,118.9	$12,408.2

See Notes to Financial Statements of Registrants beginning on page 228.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2022 and 2021
(dollars in millions)

	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$249.9	$93.3
Accounts Payable:
General	173.4	174.4
Affiliated Companies	121.5	94.9
Long-term Debt Due Within One Year – Nonaffiliated (December 31, 2022 and 2021 Amounts Include $89.6 and $65 Respectively, Related to DCC Fuel)	341.8	67.0
Risk Management Liabilities	—	5.0
Customer Deposits	48.6	45.2
Accrued Taxes	103.2	106.5
Accrued Interest	36.9	37.0
Obligations Under Finance Leases	6.9	130.5
Obligations Under Operating Leases	16.0	15.5
Regulatory Liability for Over-Recovered Fuel Costs	—	1.5
Other Current Liabilities	98.9	123.2
TOTAL CURRENT LIABILITIES	1,197.1	894.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,919.0	3,128.0
Deferred Income Taxes	1,157.0	1,100.2
Regulatory Liabilities and Deferred Investment Tax Credits	1,702.2	2,447.9
Asset Retirement Obligations	2,027.6	1,946.2
Obligations Under Operating Leases	48.9	48.9
Deferred Credits and Other Noncurrent Liabilities	58.8	58.3
TOTAL NONCURRENT LIABILITIES	7,913.5	8,729.5

TOTAL LIABILITIES	9,110.6	9,623.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	988.8	980.9
Retained Earnings	1,963.2	1,748.5
Accumulated Other Comprehensive Income (Loss)	(0.3)	(1.3)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,008.3	2,784.7

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$12,118.9	$12,408.2

See Notes to Financial Statements of Registrants beginning on page 228.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$324.7	$279.8	$284.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	527.2	446.0	411.6
Rockport Plant, Unit 2 Operating Lease Amortization	—	62.4	69.2
Deferred Income Taxes	(45.1)	(38.0)	(16.2)
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	(49.2)	7.5	24.4
Allowance for Equity Funds Used During Construction	(9.8)	(12.8)	(11.5)
Mark-to-Market of Risk Management Contracts	(16.9)	5.2	5.9
Amortization of Nuclear Fuel	82.9	85.3	87.5
Pension Contributions to Qualified Plan Trust	—	—	(6.4)
Deferred Fuel Over/Under-Recovery, Net	(42.2)	(20.2)	12.4
Change in Other Noncurrent Assets	(47.3)	(54.1)	6.1
Change in Other Noncurrent Liabilities	62.4	7.5	45.0
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(82.7)	(22.3)	14.5
Fuel, Materials and Supplies	(2.6)	30.1	(34.7)
Accounts Payable	37.3	42.3	(10.8)
Accrued Taxes, Net	9.4	1.6	(20.2)
Rockport Plant, Unit 2 Operating Lease Payments	—	(73.9)	(73.9)
Other Current Assets	19.5	(15.2)	14.3
Other Current Liabilities	(46.9)	2.5	(25.7)
Net Cash Flows from Operating Activities	720.7	733.7	776.3

INVESTING ACTIVITIES
Construction Expenditures	(557.8)	(500.9)	(544.7)
Change in Advances to Affiliates, Net	(1.5)	(8.2)	(0.1)
Purchases of Investment Securities	(2,765.4)	(1,928.2)	(1,637.2)
Sales of Investment Securities	2,713.6	1,886.4	1,593.4
Acquisitions of Nuclear Fuel	(100.7)	(104.5)	(69.7)
Other Investing Activities	10.3	22.3	9.4
Net Cash Flows Used for Investing Activities	(701.5)	(633.1)	(648.9)

FINANCING ACTIVITIES
Capital Contribution from Parent	7.9	—	—
Issuance of Long-term Debt - Nonaffiliated	142.7	546.7	69.5
Change in Advances from Affiliates, Net	156.6	(9.7)	(11.4)
Retirement of Long-term Debt - Nonaffiliated	(83.4)	(383.5)	(93.2)
Principal Payments for Finance Lease Obligations	(130.7)	(6.8)	(6.5)
Dividends Paid on Common Stock	(110.0)	(250.0)	(85.0)
Other Financing Activities	0.6	0.7	0.5
Net Cash Flows Used for Financing Activities	(16.3)	(102.6)	(126.1)

Net Increase (Decrease) in Cash and Cash Equivalents	2.9	(2.0)	1.3
Cash and Cash Equivalents at Beginning of Period	1.3	3.3	2.0
Cash and Cash Equivalents at End of Period	$4.2	$1.3	$3.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$120.9	$110.9	$107.6
Net Cash Paid for Income Taxes	10.1	29.3	42.1
Noncash Acquisitions Under Finance Leases	2.2	132.3	3.0
Construction Expenditures Included in Current Liabilities as of December 31,	71.9	87.8	62.8
Acquisition of Nuclear Fuel Included in Current Liabilities as of December 31,	—	—	33.4

See Notes to Financial Statements of Registrants beginning on page 228.

OHIO POWER COMPANY AND SUBSIDIARIES

OHIO POWER COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2022	2021	2020
	(in millions of KWhs)
Retail:
Residential	14,430	14,547	14,355
Commercial	16,013	15,036	13,933
Industrial	14,088	14,321	13,347
Miscellaneous	110	112	113
Total Retail (a)	44,641	44,016	41,748

Wholesale (b)	2,198	2,018	1,859

Total KWhs	46,839	46,034	43,607

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2022	2021	2020
	(in degree days)
Actual – Heating (a)	3,116	2,815	2,743
Normal – Heating (b)	3,185	3,190	3,202

Actual – Cooling (c)	1,121	1,222	1,140
Normal – Cooling (b)	1,011	1,016	1,006

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2022 Compared to 2021

Ohio Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2021 to Year Ended December 31, 2022
Net Income
(in millions)

Year Ended December 31, 2021	$253.6

Changes in Gross Margin:
Retail Margins	177.9
Margins from Off-system Sales	61.9
Transmission Revenues	6.4
Other Revenues	(37.5)
Total Change in Gross Margin	208.7

Changes in Expenses and Other:
Other Operation and Maintenance	(172.5)
Depreciation and Amortization	9.0
Taxes Other Than Income Taxes	(16.7)
Interest Income	0.3
Allowance for Equity Funds Used During Construction	3.1
Non-Service Cost Components of Net Periodic Benefit Cost	7.5
Other Income	(0.8)
Interest Expense	4.8
Total Change in Expenses and Other	(165.3)

Income Tax Expense	(9.8)
Equity Earnings of Unconsolidated Subsidiaries	0.6

Year Ended December 31, 2022	$287.8

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of purchased electricity were as follows:

•Retail Margins increased $178 million primarily due to the following:
•A $111 million net increase in Basic Transmission Cost Rider revenues and recoverable PJM expenses. This increase was partially offset in Other Operation and Maintenance expenses below.
•A $42 million increase due to various rider revenues. This increase was partially offset in Margins from Off-system Sales, Other Revenues and other expense items below.
•A $10 million increase in weather-normalized margins primarily from the industrial and commercial classes, partially offset by the residential class.
•A $10 million increase in weather-related usage primarily due to the end of decoupling.
•Margins from Off-system Sales increased $62 million primarily due to the following:
•A $52 million increase in off-system sales at OVEC due to higher market prices and volume, partially offset by an increase in PJM expenses driven by winter storm Elliott. This increase was offset in Retail Margins above and Other Revenues below.
•A $10 million increase in deferrals of OVEC costs. This increase was offset in Retail Margins above and Other Revenues below.
•Transmission Revenues increased $6 million primarily due to continued investment in transmission assets.
•Other Revenues decreased $38 million primarily due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs. This decrease was offset in Retail Margins and Margins from Off-system Sales above.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $173 million primarily due to the following:
•An $87 million increase in transmission expenses, primarily due to an $88 million increase in recoverable PJM expenses and a $3 million increase in vegetation management, partially offset by a $6 million decrease in transmission formula rate true-up activity. The recoverable PJM expenses are offset in Retail Margins above.
•A $21 million increase in bad debt related expenses including $8 million in 2022 related to Bad Debt Rider over-recovery. This increase was offset in Retail Margins above.
•A $19 million increase in remitted Universal Service Fund surcharge payments to the Ohio Department of Development to fund an energy assistance program for qualified Ohio customers. This increase was offset in Retail Margins above.
•A $17 million increase in recoverable distribution expenses primarily related to vegetation management. This increase was offset in Retail Margins above.
•A $10 million increase in employee-related expenses.
•An $8 million increase due to a charitable contribution to the AEP Foundation.
•Depreciation and Amortization expenses decreased $9 million primarily due to a decrease in recoverable smart grid and Distribution Investment Rider depreciable expenses. This decrease was offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $17 million primarily due to an increase in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Allowance for Equity Funds Used During Construction increased $3 million primarily due to an increase in AFUDC base.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $8 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense decreased $5 million primarily due to the retirement of a higher rate bond partially offset by the issuance of a lower rate bond in 2021.
•Income Tax Expense increased $10 million primarily due to the following:
•A $9 million increase due to an increase in pretax book income.
•A $5 million decrease in amortization of Excess ADIT.
•A $5 million increase due to 2021 return to provision adjustments.
These increases were partially offset by:
•A $9 million decrease due to an unfavorable out of period adjustment recorded in the prior year related to deferred income taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ohio Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ohio Power Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income, of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2022, there were $331 million of deferred costs included in regulatory assets, $34 million of which were pending final regulatory approval, and $1,044 million of regulatory liabilities awaiting potential refund or future rate reduction. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities, involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

Valuation of Level 3 Risk Management Commodity Contracts

As described in Notes 1, 10 and 11 to the consolidated financial statements, the Company employs risk management commodity contracts including physical and financial forward purchase and sale contracts and, to a lesser extent, over-the-counter swaps and options to accomplish its risk management strategies. Certain over-the-counter and bilaterally executed derivative instruments are executed in less active markets with a lower availability of pricing information. As disclosed by management, the fair value of these risk management commodity contracts is estimated based on the best market information available, including valuation models that estimate future energy prices based on existing market and broker quotes, and other assumptions. Fair value estimates, based upon the best market information available, involve uncertainties and matters of significant judgment including forward market price assumptions. The main driver of contracts being classified as Level 3 is the inability to substantiate energy price curves in the market. Management utilized such unobservable pricing inputs to value its Level 3 risk management commodity contract liabilities, which totaled $40 million, as of December 31, 2022.

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
February 23, 2023

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

Management assessed the effectiveness of OPCo’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded OPCo’s internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, OPCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit OPCo to provide only management’s report in this annual report.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Electricity, Transmission and Distribution	$3,635.3	$2,863.7	$2,698.6
Sales to AEP Affiliates	18.8	24.8	41.5
Other Revenues	11.0	10.6	9.0
TOTAL REVENUES	3,665.1	2,899.1	2,749.1

EXPENSES
Purchased Electricity for Resale	1,277.4	678.0	549.2
Purchased Electricity from AEP Affiliates	9.8	51.9	119.7
Other Operation	982.0	836.8	822.6
Maintenance	185.5	158.2	127.1
Depreciation and Amortization	294.3	303.3	276.6
Taxes Other Than Income Taxes	502.4	485.7	450.2
TOTAL EXPENSES	3,251.4	2,513.9	2,345.4

OPERATING INCOME	413.7	385.2	403.7

Other Income (Expense):
Interest Income	0.9	0.6	1.0
Allowance for Equity Funds Used During Construction	13.9	10.8	12.5
Non-Service Cost Components of Net Periodic Benefit Cost	22.1	14.6	15.0
Interest Expense	(119.6)	(124.4)	(117.2)
Other Income	0.4	1.2	1.6
INCOME BEFORE INCOME TAX EXPENSE	331.4	288.0	316.6

Income Tax Expense	44.2	34.4	45.2
Equity Earnings of Unconsolidated Subsidiaries	0.6	—	—

NET INCOME	$287.8	$253.6	$271.4

The common stock of OPCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 228.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	$321.2	$838.8	$1,348.5	$2,508.5

Common Stock Dividends			(87.5)	(87.5)
ASU 2016-13 Adoption			0.3	0.3
Net Income			271.4	271.4
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	321.2	838.8	1,532.7	2,692.7

Common Stock Dividends			(100.0)	(100.0)
Net Income			253.6	253.6
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	321.2	838.8	1,686.3	2,846.3

Capital Contribution from Parent		1.0		1.0
Return of Capital to Parent		(2.0)		(2.0)
Common Stock Dividends			(45.0)	(45.0)
Net Income			287.8	287.8
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	$321.2	$837.8	$1,929.1	$3,088.1

See Notes to Financial Statements of Registrants beginning on page 228.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$9.6	$3.0
Advances to Affiliates	—	42.0
Accounts Receivable:
Customers	119.9	71.6
Affiliated Companies	100.9	71.8
Accrued Unbilled Revenues	17.8	1.3
Miscellaneous	0.1	5.9
Allowance for Uncollectible Accounts	(0.1)	(0.6)
Total Accounts Receivable	238.6	150.0
Materials and Supplies	109.5	74.1
Renewable Energy Credits	35.0	30.5
Prepayments and Other Current Assets	21.7	27.9
TOTAL CURRENT ASSETS	414.4	327.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	3,198.6	2,992.8
Distribution	6,450.3	6,070.6
Other Property, Plant and Equipment	1,051.4	992.9
Construction Work in Progress	474.3	365.0
Total Property, Plant and Equipment	11,174.6	10,421.3
Accumulated Depreciation and Amortization	2,565.3	2,458.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,609.3	7,963.0

OTHER NONCURRENT ASSETS
Regulatory Assets	327.3	293.0
Operating Lease Assets	73.8	81.2
Deferred Charges and Other Noncurrent Assets	578.3	601.1
TOTAL OTHER NONCURRENT ASSETS	979.4	975.3

TOTAL ASSETS	$10,003.1	$9,265.8

See Notes to Financial Statements of Registrants beginning on page 228.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2022 and 2021
(dollars in millions)

	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$172.9	$—
Accounts Payable:
General	337.3	213.5
Affiliated Companies	126.1	125.4
Long-term Debt Due Within One Year – Nonaffiliated	0.1	0.1
Risk Management Liabilities	1.8	6.7
Customer Deposits	96.5	66.4
Accrued Taxes	733.1	702.4
Obligations Under Operating Leases	13.5	13.1
Other Current Liabilities	154.2	118.1
TOTAL CURRENT LIABILITIES	1,635.5	1,245.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,970.2	2,968.4
Long-term Risk Management Liabilities	37.9	85.8
Deferred Income Taxes	1,101.1	1,000.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,044.0	1,020.9
Obligations Under Operating Leases	60.3	68.6
Deferred Credits and Other Noncurrent Liabilities	66.0	29.2
TOTAL NONCURRENT LIABILITIES	5,279.5	5,173.8

TOTAL LIABILITIES	6,915.0	6,419.5

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER'S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	837.8	838.8
Retained Earnings	1,929.1	1,686.3
TOTAL COMMON SHAREHOLDER’S EQUITY	3,088.1	2,846.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$10,003.1	$9,265.8

See Notes to Financial Statements of Registrants beginning on page 228.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$287.8	$253.6	$271.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	294.3	303.3	276.6
Deferred Income Taxes	71.5	30.7	77.2
Allowance for Equity Funds Used During Construction	(13.9)	(10.8)	(12.5)
Mark-to-Market of Risk Management Contracts	(52.8)	(17.8)	6.7
Property Taxes	(20.0)	(35.3)	(16.6)
Change in Regulatory Assets	30.4	38.3	(69.4)
Change in Other Noncurrent Assets	(87.1)	(40.7)	(49.4)
Change in Other Noncurrent Liabilities	91.1	6.9	(66.4)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(83.7)	(11.8)	4.2
Materials and Supplies	(23.4)	(2.5)	(23.9)
Accounts Payable	112.7	19.1	10.3
Accrued Taxes, Net	27.8	78.2	43.3
Other Current Assets	11.2	(15.7)	1.9
Other Current Liabilities	40.2	(19.9)	(42.5)
Net Cash Flows from Operating Activities	686.1	575.6	410.9

INVESTING ACTIVITIES
Construction Expenditures	(872.4)	(732.8)	(813.2)
Change in Advances to Affiliates, Net	42.0	(42.0)	—
Other Investing Activities	27.9	21.5	22.2
Net Cash Flows Used for Investing Activities	(802.5)	(753.3)	(791.0)

FINANCING ACTIVITIES
Capital Contribution from Parent	1.0	—	—
Return of Capital to Parent	(2.0)	—	—
Issuance of Long-term Debt – Nonaffiliated	—	1,037.1	347.0
Change in Advances from Affiliates, Net	172.9	(259.2)	128.2
Retirement of Long-term Debt – Nonaffiliated	(0.1)	(500.1)	(0.1)
Principal Payments for Finance Lease Obligations	(4.9)	(4.9)	(4.7)
Dividends Paid on Common Stock	(45.0)	(100.0)	(87.5)
Other Financing Activities	1.1	0.4	0.9
Net Cash Flows from Financing Activities	123.0	173.3	383.8

Net Increase (Decrease) in Cash and Cash Equivalents	6.6	(4.4)	3.7
Cash and Cash Equivalents at Beginning of Period	3.0	7.4	3.7
Cash and Cash Equivalents at End of Period	$9.6	$3.0	$7.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$113.4	$119.5	$111.2
Net Cash Paid (Received) for Income Taxes	(19.7)	(7.9)	(26.9)
Noncash Acquisitions Under Finance Leases	3.0	2.5	6.1
Construction Expenditures Included in Current Liabilities as of December 31,	109.7	97.1	76.7

See Notes to Financial Statements of Registrants beginning on page 228.

PUBLIC SERVICE COMPANY OF OKLAHOMA

PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2022	2021	2020
	(in millions of KWhs)
Retail:
Residential	6,618	6,243	6,117
Commercial	5,153	4,911	4,673
Industrial	6,073	5,830	5,713
Miscellaneous	1,297	1,222	1,199
Total Retail	19,141	18,206	17,702

Wholesale	734	669	345

Total KWhs	19,875	18,875	18,047

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2022	2021	2020
	(in degree days)
Actual – Heating (a)	1,893	1,499	1,454
Normal – Heating (b)	1,736	1,742	1,744

Actual – Cooling (c)	2,559	2,198	2,069
Normal – Cooling (b)	2,161	2,165	2,174

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2022 Compared to 2021

Public Service Company of Oklahoma
Reconciliation of Year Ended December 31, 2021 to Year Ended December 31, 2022
Net Income
(in millions)

Year Ended December 31, 2021	$141.1

Changes in Gross Margin:
Retail Margins (a)	91.6
Transmission Revenues	(0.1)
Other Revenues	1.6
Total Change in Gross Margin	93.1

Changes in Expenses and Other:
Other Operation and Maintenance	(63.8)
Depreciation and Amortization	(33.5)
Taxes Other Than Income Taxes	(7.9)
Interest Income	3.1
Allowance for Funds Used During Construction	(0.9)
Non-Service Cost Components of Net Periodic Benefit Cost	4.0
Interest Expense	(20.9)
Total Change in Expenses and Other	(119.9)

Income Tax Expense	53.3

Year Ended December 31, 2022	$167.6

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $92 million primarily due to the following:
•A $110 million increase due to a $61 million increase in base rate revenues and a $49 million increase in rider revenues. These increases were partially offset in other expense items below.
•A $26 million increase in weather-related usage due to a 16% increase in cooling degree days and a 26% increase in heating degree days.
•A $9 million increase in weather-normalized margins primarily in the commercial class.
These increases were partially offset by:
•A $54 million decrease due to the NCWF PTC benefits provided to customers through fuel clause mechanisms. This decrease was partially offset in Income Tax Expense below.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $64 million primarily due to the following:
•An $18 million increase in generating expenses primarily due to an increase in maintenance expenses at the NCWF and Northeastern.
•A $12 million increase in transmission expenses primarily due to the following:
•A $103 million increase due to a change in rider recovery, increased transmission investment and load.
This increase was partially offset by:
•An $82 million decrease in recoverable SPP transmission expenses. This decrease was offset in Retail Margins above.
•A $7 million decrease in transmission formula rate true-up activity. This decrease was partially offset in Retail Margins above.

•A $14 million increase in distribution expenses primarily due to an increase in overhead line maintenance.
•A $6 million increase due to a charitable contribution to the AEP Foundation.
•A $4 million increase due to pre-construction costs associated with various renewable projects.
•Depreciation and Amortization expenses increased $34 million primarily due to a higher depreciable base, implementation of new rates and the timing of refunds to customers under rate rider mechanisms.
•Taxes Other Than Income Taxes increased $8 million primarily due to a new infrastructure fee implemented by the City of Tulsa in March 2022 and increased property taxes. This increase was partially offset in Retail Margins above.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $4 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $21 million primarily due to an increase in long-term debt balances and Advances from Affiliates.
•Income Tax Expense decreased $53 million primarily due to a $42 million increase in PTCs related to enacted legislation under the IRA and additional capital investment in tax-credit eligible property and a $6 million decrease due to a decrease in pretax book income. The increase in PTCs was partially offset in Retail Margins above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Public Service Company of Oklahoma

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Public Service Company of Oklahoma (the “Company”) as of December 31, 2022 and 2021 and the related statements of income, of comprehensive income (loss), of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the financial statements, the Company's financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2022, there were $832 million of deferred costs included in regulatory assets, $26 million of which were pending final regulatory approval, and $809 million of regulatory liabilities awaiting potential refund or future rate reduction, $51 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities, involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 23, 2023

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

Management assessed the effectiveness of PSO’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded PSO’s internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, PSO’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit PSO to provide only management’s report in this annual report.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$1,865.6	$1,465.3	$1,246.1
Sales to AEP Affiliates	2.9	4.2	5.2
Other Revenues	6.2	4.9	14.8
TOTAL REVENUES	1,874.7	1,474.4	1,266.1

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	891.5	584.3	443.5
Other Operation	400.4	353.8	327.3
Maintenance	114.4	97.2	98.4
Depreciation and Amortization	230.1	196.6	173.5
Taxes Other Than Income Taxes	57.5	49.6	47.5
TOTAL EXPENSES	1,693.9	1,281.5	1,090.2

OPERATING INCOME	180.8	192.9	175.9

Other Income (Expense):
Interest Income	7.4	4.3	0.1
Allowance for Equity Funds Used During Construction	1.5	2.4	4.0
Non-Service Cost Components of Net Periodic Benefit Cost	12.5	8.5	8.5
Interest Expense	(83.8)	(62.9)	(60.3)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	118.4	145.2	128.2

Income Tax Expense (Benefit)	(49.2)	4.1	5.2

NET INCOME	$167.6	$141.1	$123.0

The common stock of PSO is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 228.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2022, 2021 and 2020
 (in millions)

	Years Ended December 31,
	2022	2021	2020
Net Income	$167.6	$141.1	$123.0

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.3, $0 and $(0.3) in 2022, 2021 and 2020, Respectively	1.3	(0.1)	(1.0)

TOTAL COMPREHENSIVE INCOME	$168.9	$141.0	$122.0

See Notes to Financial Statements of Registrants beginning on page 228.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2019	$157.2	$364.0	$851.0	$1.1	$1,373.3

Capital Contribution of Radial Assets from Parent		50.0			50.0
ASU 2016-13 Adoption			0.3		0.3
Net Income			123.0		123.0
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	157.2	414.0	974.3	0.1	1,545.6

Capital Contribution from Parent		625.0			625.0
Common Stock Dividends			(20.0)		(20.0)
Net Income			141.1		141.1
Other Comprehensive Loss				(0.1)	(0.1)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	157.2	1,039.0	1,095.4	—	2,291.6

Capital Contribution from Parent		3.6			3.6
Common Stock Dividends			(45.0)		(45.0)
Net Income			167.6		167.6
Other Comprehensive Income				1.3	1.3
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	$157.2	$1,042.6	$1,218.0	$1.3	$2,419.1

See Notes to Financial Statements of Registrants beginning on page 228.

PUBLIC SERVICE COMPANY OF OKLAHOMA
BALANCE SHEETS
ASSETS
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$4.0	$1.3
Accounts Receivable:
Customers	70.1	41.5
Affiliated Companies	52.2	35.0
Miscellaneous	0.8	0.6
Total Accounts Receivable	123.1	77.1
Fuel	11.6	14.5
Materials and Supplies	111.1	56.2
Risk Management Assets	25.3	12.1
Accrued Tax Benefits	16.1	17.6
Regulatory Asset for Under-Recovered Fuel Costs	178.7	194.6
Prepayments and Other Current Assets	21.6	13.4
TOTAL CURRENT ASSETS	491.5	386.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	2,394.8	1,802.4
Transmission	1,164.4	1,107.7
Distribution	3,216.4	3,004.9
Other Property, Plant and Equipment	469.3	437.0
Construction Work in Progress	219.3	156.0
Total Property, Plant and Equipment	7,464.2	6,508.0
Accumulated Depreciation and Amortization	1,837.7	1,705.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	5,626.5	4,802.8

OTHER NONCURRENT ASSETS
Regulatory Assets	653.7	1,037.4
Employee Benefits and Pension Assets	67.3	95.2
Operating Lease Assets	106.1	68.9
Deferred Charges and Other Noncurrent Assets	20.8	7.9
TOTAL OTHER NONCURRENT ASSETS	847.9	1,209.4

TOTAL ASSETS	$6,965.9	$6,399.0

See Notes to Financial Statements of Registrants beginning on page 228.

PUBLIC SERVICE COMPANY OF OKLAHOMA
BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2022 and 2021

	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$364.2	$72.3
Accounts Payable:
General	202.9	157.4
Affiliated Companies	76.7	51.0
Long-term Debt Due Within One Year – Nonaffiliated	0.5	125.5
Customer Deposits	59.0	56.2
Accrued Taxes	28.7	27.0
Obligations Under Operating Leases	8.9	6.9
Other Current Liabilities	101.8	66.4
TOTAL CURRENT LIABILITIES	842.7	562.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	1,912.3	1,788.0
Deferred Income Taxes	788.6	782.3
Regulatory Liabilities and Deferred Investment Tax Credits	809.1	835.3
Asset Retirement Obligations	73.5	57.5
Obligations Under Operating Leases	99.3	62.2
Deferred Credits and Other Noncurrent Liabilities	21.3	19.4
TOTAL NONCURRENT LIABILITIES	3,704.1	3,544.7

TOTAL LIABILITIES	4,546.8	4,107.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	1,042.6	1,039.0
Retained Earnings	1,218.0	1,095.4
Accumulated Other Comprehensive Income (Loss)	1.3	—
TOTAL COMMON SHAREHOLDER’S EQUITY	2,419.1	2,291.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$6,965.9	$6,399.0

See Notes to Financial Statements of Registrants beginning on page 228.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$167.6	$141.1	$123.0
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	230.1	196.6	173.5
Deferred Income Taxes	(59.4)	113.9	17.0
Allowance for Equity Funds Used During Construction	(1.5)	(2.4)	(4.0)
Mark-to-Market of Risk Management Contracts	(13.7)	1.9	5.5
Deferred Fuel Over/Under-Recovery, Net	442.4	(843.8)	(94.0)
Change in Other Noncurrent Assets	(35.4)	(18.3)	(17.9)
Change in Other Noncurrent Liabilities	29.9	4.4	1.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(46.0)	(28.7)	1.4
Fuel, Materials and Supplies	(51.1)	1.4	(14.1)
Accounts Payable	57.5	34.2	(29.5)
Accrued Taxes, Net	3.2	(6.5)	3.6
Other Current Assets	(6.3)	(6.3)	4.6
Other Current Liabilities	30.4	(20.8)	(13.7)
Net Cash Flows from (Used for) Operating Activities	747.7	(433.3)	157.0

INVESTING ACTIVITIES
Construction Expenditures	(447.0)	(332.1)	(337.9)
Change in Advances to Affiliates, Net	—	—	38.8
Acquisition of the North Central Wind Energy Facilities	(549.3)	(297.0)	—
Other Investing Activities	4.3	2.4	4.0
Net Cash Flows Used for Investing Activities	(992.0)	(626.7)	(295.1)

FINANCING ACTIVITIES
Capital Contribution from Parent	3.6	625.0	—
Issuance of Long-term Debt – Nonaffiliated	499.7	1,290.0	—
Change in Advances from Affiliates, Net	291.9	(83.1)	155.4
Retirement of Long-term Debt – Nonaffiliated	(500.5)	(750.5)	(13.2)
Principal Payments for Finance Lease Obligations	(3.2)	(3.2)	(3.5)
Dividends Paid on Common Stock	(45.0)	(20.0)	—
Other Financing Activities	0.5	0.5	0.5
Net Cash Flows from Financing Activities	247.0	1,058.7	139.2

Net Increase (Decrease) in Cash and Cash Equivalents	2.7	(1.3)	1.1
Cash and Cash Equivalents at Beginning of Period	1.3	2.6	1.5
Cash and Cash Equivalents at End of Period	$4.0	$1.3	$2.6

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$79.7	$57.0	$59.1
Net Cash Paid (Received) for Income Taxes	(12.5)	(102.9)	(11.8)
Noncash Acquisitions Under Finance Leases	2.8	3.6	3.2
Construction Expenditures Included in Current Liabilities as of December 31,	69.8	56.8	35.5
Noncash Contribution of Radial Assets from Parent	—	—	50.0

See Notes to Financial Statements of Registrants beginning on page 228.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2022	2021	2020
	(in millions of KWhs)
Retail:
Residential	6,538	6,205	5,988
Commercial	5,732	5,489	5,296
Industrial	5,174	4,682	4,891
Miscellaneous	75	77	79
Total Retail	17,519	16,453	16,254

Wholesale	6,714	6,704	5,838

Total KWhs	24,233	23,157	22,092

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2022	2021	2020
	(in degree days)
Actual – Heating (a)	1,149	981	862
Normal – Heating (b)	1,170	1,177	1,181

Actual – Cooling (c)	2,833	2,543	2,165
Normal – Cooling (b)	2,333	2,328	2,333

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

2022 Compared to 2021

Reconciliation of Year Ended December 31, 2021 to Year Ended December 31, 2022
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Year Ended December 31, 2021	$239.0

Changes in Gross Margin:
Retail Margins (a)	122.5
Margins from Off-system Sales	(10.5)
Transmission Revenues	21.6
Other Revenues	0.5
Total Change in Gross Margin	134.1

Changes in Expenses and Other:
Other Operation and Maintenance	(76.3)
Asset Impairments and Other Related Charges	11.6
Depreciation and Amortization	(29.8)
Taxes Other Than Income Taxes	(9.1)
Interest Income	8.5
Allowance for Equity Funds Used During Construction	(2.1)
Non-Service Cost Components of Net Periodic Benefit Cost	4.2
Interest Expense	(11.5)
Total Change in Expenses and Other	(104.5)

Income Tax Benefit	24.6
Equity Earnings of Unconsolidated Subsidiary	(2.0)
Net Income Attributable to Noncontrolling Interest	(1.1)

Year Ended December 31, 2022	$290.1

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Gross Margin, defined as revenues less the related direct cost of fuel, including consumption of chemicals and emissions allowances, and purchased electricity were as follows:

•Retail Margins increased $123 million primarily due to the following:
•A $102 million increase primarily due to base rate revenue increases in Texas and Arkansas and rider increases in all retail jurisdictions. These increases were partially offset in other expense items below.
•A $31 million increase in weather-related usage primarily due to an 11% increase in cooling degree days and a 17% increase in heating degree days.
•A $15 million increase in weather-normalized margins primarily in the residential and commercial classes, partially offset by the industrial class.
These increases were partially offset by:
•A $19 million decrease due to the NCWF PTC benefits provided to customers through fuel clause mechanisms. This decrease was partially offset in Income Tax Benefit below.
•A $6 million decrease in municipal and cooperative revenues primarily due to the February 2021 severe winter weather event.
•Margins from Off-system Sales decreased $11 million due to a decrease in Turk Plant merchant sales primarily driven by the February 2021 severe winter weather event.
•Transmission Revenues increased $22 million primarily due to continued investment in transmission assets and increased load.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Other Operation and Maintenance expenses increased $76 million primarily due to the following:
•A $12 million increase in transmission expenses primarily due to the following:
•A $13 million increase due to increased transmission investment and load.
•A $9 million increase in recoverable SPP transmission expenses. This increase was offset in Retail Margins above.
•A $3 million increase in employee-related expenses.
These increases were partially offset by:
•An $8 million decrease due to the implementation of a rider mechanism in Arkansas.
•A $5 million decrease in transmission formula rate true-up activity.
•A $12 million increase in generation expenses primarily driven by the NCWF.
•A $10 million increase in distribution expenses primarily due to vegetation management and storm restoration expenses.
•A $9 million increase due to a charitable contribution to the AEP Foundation.
•An $8 million increase in administrative and general expenses primarily due to regulatory fees and employee-related expenses.
•A $7 million increase due to pre-construction costs associated with various renewable projects.
•A $6 million increase due to energy efficiency programs. This increase was offset in Retail Margins above.
•Asset Impairments and Other Related Charges decreased $12 million due to the prior year partial regulatory disallowance of SWEPCo’s investment in the Dolet Hills Power Station as a result of an order received in the 2020 Texas Base Rate Case.
•Depreciation and Amortization expenses increased $30 million primarily due to the implementation of new rates in Arkansas and Texas and a higher depreciable base. This increase was partially offset in Retail Margins above.
•Taxes Other Than Income Taxes increased $9 million primarily due to increased property taxes driven by the investment in the NCWF.
•Interest Income increased $9 million primarily related to carrying charges on regulatory assets resulting from the February 2021 severe winter weather event.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $4 million primarily due to an increase in discount rates, an increase in the expected return on plan assets and favorable plan returns in 2021.
•Interest Expense increased $12 million primarily due to an increase in long-term debt balances and Advances from Affiliates.
•Income Tax Benefit increased $25 million primarily due to the following:
•A $50 million increase in PTCs related to enacted legislation under the IRA and additional capital investment in tax-credit eligible property. This increase was partially offset in Retail Margins above.
These increases were partially offset by:
•A $16 million decrease in amortization of Excess ADIT.
•A $6 million decrease due to an increase in pretax book income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Southwestern Electric Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwestern Electric Power Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2022, there were $1,395 million of deferred costs included in regulatory assets, $510 million of which were pending final regulatory approval, and $827 million of regulatory liabilities awaiting potential refund or future rate reduction, $7 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others, evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities. Testing of regulatory assets and liabilities, involved evaluating the provisions and formulas outlined in rate orders, other regulatory correspondence, application of relevant regulatory precedents, and other relevant evidence.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 23, 2023

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

Management assessed the effectiveness of SWEPCo’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded SWEPCo’s internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, SWEPCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit SWEPCo to provide only management’s report in this annual report.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Electric Generation, Transmission and Distribution	$2,228.6	$2,088.9	$1,696.6
Sales to AEP Affiliates	59.5	41.4	41.0
Provision for Refund - Affiliated	(5.6)	(0.4)	(2.0)
Other Revenues	1.9	1.9	2.9
TOTAL REVENUES	2,284.4	2,131.8	1,738.5

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	889.5	871.0	604.5
Other Operation	424.7	360.3	338.3
Maintenance	148.6	136.7	129.7
Asset Impairments and Other Related Charges	—	11.6	—
Depreciation and Amortization	324.8	295.0	272.7
Taxes Other Than Income Taxes	126.8	117.7	102.8
TOTAL EXPENSES	1,914.4	1,792.3	1,448.0

OPERATING INCOME	370.0	339.5	290.5

Other Income (Expense):
Interest Income	17.7	9.2	2.1
Allowance for Equity Funds Used During Construction	4.9	7.0	7.7
Non-Service Cost Components of Net Periodic Benefit Cost	12.5	8.3	8.4
Interest Expense	(137.4)	(125.9)	(118.5)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	267.7	238.1	190.2

Income Tax Expense (Benefit)	(25.2)	(0.6)	9.4
Equity Earnings of Unconsolidated Subsidiary	1.4	3.4	2.9

NET INCOME	294.3	242.1	183.7

Net Income Attributable to Noncontrolling Interest	4.2	3.1	2.9

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$290.1	$239.0	$180.8

The common stock of SWEPCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 228.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2022, 2021 and 2020
 (in millions)

	Years Ended December 31,
	2022	2021	2020
Net Income	$294.3	$242.1	$183.7

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0, $0.4 and $0.4 in 2022, 2021 and 2020, Respectively	(0.1)	1.5	1.5
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.4), $(0.4) and $(0.4) in 2022, 2021 and 2020, Respectively	(1.6)	(1.6)	(1.5)
Pension and OPEB Funded Status, Net of Tax of $(2.5), $1.3 and $0.9 in 2022, 2021 and 2020, Respectively	(9.2)	4.9	3.2

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(10.9)	4.8	3.2

TOTAL COMPREHENSIVE INCOME	283.4	246.9	186.9

Total Comprehensive Income Attributable to Noncontrolling Interest	4.2	3.1	2.9

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$279.2	$243.8	$184.0

See Notes to Financial Statements of Registrants beginning on page 228.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2019	$135.7	$676.6	$1,629.5	$(1.3)	$0.6	$2,441.1

Reverse Common Stock Split (a)	(135.6)	135.6				—
Common Stock Dividends – Nonaffiliated					(1.9)	(1.9)
ASU 2016-03 Adoption			1.6			1.6
Net Income			180.8		2.9	183.7
Other Comprehensive Income				3.2		3.2
TOTAL EQUITY – DECEMBER 31, 2020	0.1	812.2	1,811.9	1.9	1.6	2,627.7

Capital Contribution from Parent		280.0				280.0
Common Stock Dividends – Nonaffiliated					(4.8)	(4.8)
Net Income			239.0		3.1	242.1
Other Comprehensive Income				4.8		4.8
TOTAL EQUITY – DECEMBER 31, 2021	0.1	1,092.2	2,050.9	6.7	(0.1)	3,149.8

Capital Contribution from Parent		350.0				350.0
Common Stock Dividends			(105.0)			(105.0)
Common Stock Dividends – Nonaffiliated					(3.4)	(3.4)
Net Income			290.1		4.2	294.3
Other Comprehensive Loss				(10.9)		(10.9)
TOTAL EQUITY – DECEMBER 31, 2022	$0.1	$1,442.2	$2,236.0	$(4.2)	$0.7	$3,674.8

(a) In August 2020, SWEPCo executed a reverse stock split with each 2,048 shares of common stock issued and outstanding being combined into one share of common stock. The common stock of SWEPCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 228.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents (December 31, 2022 and 2021 Amounts Include $84.2 and $49.9, Respectively, Related to Sabine)	$88.4	$51.2
Advances to Affiliates	2.1	155.9
Accounts Receivable:
Customers	38.8	35.8
Affiliated Companies	65.4	38.3
Miscellaneous	10.4	12.3
Total Accounts Receivable	114.6	86.4
Fuel (December 31, 2022 and 2021 Amounts Include $14.2 and $13.1, Respectively, Related to Sabine)	81.3	82.2
Materials and Supplies (December 31, 2022 and 2021 Amounts Include $4.2 and $12, Respectively, Related to Sabine)	92.1	81.9
Risk Management Assets	16.4	9.8
Accrued Tax Benefits	16.5	17.8
Regulatory Asset for Under-Recovered Fuel Costs	353.0	143.9
Prepayments and Other Current Assets	47.8	39.4
TOTAL CURRENT ASSETS	812.2	668.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,476.2	4,734.5
Transmission	2,479.8	2,316.9
Distribution	2,659.6	2,514.3
Other Property, Plant and Equipment (December 31, 2022 and 2021 Amounts Include $219.8 and $219.9, Respectively, Related to Sabine)	804.4	764.0
Construction Work in Progress	369.5	240.7
Total Property, Plant and Equipment	11,789.5	10,570.4
Accumulated Depreciation and Amortization (December 31, 2022 and 2021 Amounts Include $212.5 and $168.1, Respectively, Related to Sabine)	3,527.3	3,170.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,262.2	7,400.1

OTHER NONCURRENT ASSETS
Regulatory Assets	1,042.4	1,005.3
Deferred Charges and Other Noncurrent Assets	262.0	251.8
TOTAL OTHER NONCURRENT ASSETS	1,304.4	1,257.1

TOTAL ASSETS	$10,378.8	$9,325.7

See Notes to Financial Statements of Registrants beginning on page 228.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2022 and 2021

	December 31,
	2022	2021
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$310.7	$—
Accounts Payable:
General	213.1	163.6
Affiliated Companies	81.7	61.4
Long-term Debt Due Within One Year – Nonaffiliated	6.2	6.2
Risk Management Liabilities	1.4	2.1
Customer Deposits	65.4	62.4
Accrued Taxes	52.8	44.3
Accrued Interest	36.0	36.0
Obligations Under Operating Leases	8.4	8.1
Other Current Liabilities	172.0	154.6
TOTAL CURRENT LIABILITIES	947.7	538.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,385.4	3,389.0
Deferred Income Taxes	1,089.7	1,087.6
Regulatory Liabilities and Deferred Investment Tax Credits	825.7	806.9
Asset Retirement Obligations	237.2	192.7
Employee Benefits and Pension Obligations	29.7	20.3
Obligations Under Operating Leases	120.2	77.7
Deferred Credits and Other Noncurrent Liabilities	68.4	63.0
TOTAL NONCURRENT LIABILITIES	5,756.3	5,637.2

TOTAL LIABILITIES	6,704.0	6,175.9

Rate Matters (Notes 4)
Commitments and Contingencies (Note 6)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	1,442.2	1,092.2
Retained Earnings	2,236.0	2,050.9
Accumulated Other Comprehensive Income (Loss)	(4.2)	6.7
TOTAL COMMON SHAREHOLDER’S EQUITY	3,674.1	3,149.9

Noncontrolling Interest	0.7	(0.1)

TOTAL EQUITY	3,674.8	3,149.8

TOTAL LIABILITIES AND EQUITY	$10,378.8	$9,325.7

See Notes to Financial Statements of Registrants beginning on page 228.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$294.3	$242.1	$183.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	324.8	295.0	272.7
Deferred Income Taxes	9.4	16.6	32.4
Asset Impairments and Other Related Charges	—	11.6	—
Allowance for Equity Funds Used During Construction	(4.9)	(7.0)	(7.7)
Mark-to-Market of Risk Management Contracts	(6.2)	(7.3)	(0.1)
Pension Contributions to Qualified Plan Trust	—	—	(8.9)
Deferred Fuel Over/Under-Recovery, Net	(86.4)	(546.4)	26.3
Change in Regulatory Assets	7.6	(95.6)	(108.4)
Change in Other Noncurrent Assets	42.9	41.9	16.1
Change in Other Noncurrent Liabilities	18.3	(1.1)	25.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(28.2)	(21.5)	7.3
Fuel, Materials and Supplies	(9.3)	126.5	(46.4)
Accounts Payable	34.1	22.0	11.1
Accrued Taxes, Net	9.8	15.4	(23.1)
Other Current Assets	(9.8)	(3.6)	(2.8)
Other Current Liabilities	(9.8)	8.2	(21.1)
Net Cash Flows from Operating Activities	586.6	96.8	356.3

INVESTING ACTIVITIES
Construction Expenditures	(586.4)	(414.6)	(402.7)
Change in Advances to Affiliates, Net	153.8	(153.8)	—
Acquisition of the North Central Wind Energy Facilities	(658.0)	(355.8)	—
Other Investing Activities	5.5	3.5	10.1
Net Cash Flows Used for Investing Activities	(1,085.1)	(920.7)	(392.6)

FINANCING ACTIVITIES
Capital Contribution from Parent	350.0	280.0	—
Issuance of Long-term Debt – Nonaffiliated	—	1,137.6	—
Change in Short-term Debt – Nonaffiliated	—	(35.0)	16.7
Change in Advances from Affiliates, Net	310.7	(124.6)	64.7
Retirement of Long-term Debt – Nonaffiliated	(6.2)	(381.2)	(21.2)
Principal Payments for Finance Lease Obligations	(10.8)	(10.9)	(10.9)
Dividends Paid on Common Stock	(105.0)	—	—
Dividends Paid on Common Stock – Nonaffiliated	(3.4)	(4.8)	(1.9)
Other Financing Activities	0.4	0.8	0.5
Net Cash Flows from Financing Activities	535.7	861.9	47.9

Net Increase in Cash and Cash Equivalents	37.2	38.0	11.6
Cash and Cash Equivalents at Beginning of Period	51.2	13.2	1.6
Cash and Cash Equivalents at End of Period	$88.4	$51.2	$13.2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$131.2	$116.5	$110.7
Net Cash Paid (Received) for Income Taxes	(29.1)	(28.8)	4.3
Noncash Acquisitions Under Finance Leases	3.6	4.8	8.9
Construction Expenditures Included in Current Liabilities as of December 31,	105.6	69.0	46.0

See Notes to Financial Statements of Registrants beginning on page 228.

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

Principles of Consolidation

AEP’s consolidated financial statements include its wholly-owned subsidiaries and VIEs, of which AEP is the primary beneficiary. The consolidated financial statements for AEP Texas include the Registrant Subsidiary, its wholly-owned subsidiaries, Transition Funding (consolidated VIEs) and Restoration Funding (a consolidated VIE). The consolidated financial statements for APCo include the Registrant Subsidiary, its wholly-owned subsidiaries and Appalachian Consumer Rate Relief Funding (a consolidated VIE).  The consolidated financial statements for I&M include the Registrant Subsidiary, its wholly-owned subsidiaries and DCC Fuel (consolidated VIEs).  The consolidated financial statements for SWEPCo include the Registrant Subsidiary, its wholly-owned subsidiary and Sabine (a consolidated VIE).  Intercompany items are eliminated in consolidation.

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

AEP, I&M, PSO and SWEPCo have undivided ownership interests in generating units that are jointly-owned.  The proportionate share of the operating costs associated with such facilities is included on the income statements and the assets and liabilities are reflected on the balance sheets.  See Note 17 - Variable Interest Entities and Equity Method Investments and Note 18 - Property, Plant and Equipment for additional information. In October 2020, AEP Texas, PSO and a nonaffiliated joint-owner executed an Environmental Liability and Property Transfer and Asset Purchase Agreement with a nonaffiliated third-party related to the Oklaunion Power Station site. See “Oklaunion Power Station” section of Note 7 for additional information.

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

AEP System Tax Allocation

AEP and subsidiaries join in the filing of a consolidated federal income tax return. Historically, the allocation of the AEP System’s current consolidated federal income tax to the AEP System companies allocated the benefit of current tax loss of the parent company (Parent Company Loss Benefit) to the AEP System subsidiaries through a reduction of current tax expense. In the first quarter of 2022, AEP and subsidiaries changed accounting for the Parent Company Loss Benefit from a reduction of current tax expense to an allocation through equity. The impact of this change was immaterial to the Registrant Subsidiaries’ financial statements. The consolidated NOL of the AEP System is allocated to each company in the consolidated group with taxable loss. With the exception of the allocation of the consolidated AEP System NOL, the loss of the Parent and tax credits, the method of allocation reflects a separate return result for each company in the consolidated group.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statement of cash flows:

	December 31, 2022
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$509.4	$0.1	$7.5
Restricted Cash	47.1	32.7	14.4
Total Cash, Cash Equivalents and Restricted Cash	$556.5	$32.8	$21.9

	December 31, 2021
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$403.4	$0.1	$2.5
Restricted Cash	48.0	30.4	17.6
Total Cash, Cash Equivalents and Restricted Cash	$451.4	$30.5	$20.1

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

AEP Credit factors accounts receivable on a daily basis, excluding receivables from risk management activities, through purchase agreements with I&M, KGPCo, OPCo, PSO, SWEPCo and a portion of APCo.  Since APCo does not have regulatory authority to sell accounts receivable in its West Virginia regulatory jurisdiction, only a portion of APCo’s accounts receivable are sold to AEP Credit.  AEP Credit has a receivables securitization agreement with bank conduits. Under the securitization agreement, AEP Credit receives financing from bank conduits for the interest in the billed and unbilled receivables they acquire from affiliated utility subsidiaries. See “Securitized Accounts Receivable – AEP Credit” section of Note 14 for additional information.

Allowance for Uncollectible Accounts

Generally, AEP Credit records bad debt expense based upon a 12-month rolling average of bad debt write-offs in proportion to gross accounts receivable purchased from participating AEP subsidiaries. The assessment is performed separately by each participating AEP subsidiary, which inherently contemplates any differences in geographical risk characteristics for the allowance. KPCo terminated selling accounts receivable to AEP Credit in the first quarter of 2022, based on the pending sale to Liberty. As a result of the termination, in the first quarter of 2022, KPCo recorded an allowance for uncollectible accounts on its balance sheet for those receivables no longer sold to AEP Credit. For receivables related to KPCo and APCo’s West Virginia operations, the bad debt reserve is calculated based on a rolling two-year average write-off in proportion to gross accounts receivable. For customer accounts receivables relating to risk management activities, accounts receivables are reviewed for bad debt reserves at a specific counterparty level basis. For AEP Texas, bad debt reserves are calculated using the specific identification of receivable balances greater than 120 days delinquent, and for those balances less than 120 days where the collection is doubtful. For miscellaneous accounts receivable, bad debt expense is recorded based upon a 12-month rolling average of bad debt write-offs in proportion to gross accounts receivable, unless specifically identified. In addition to these processes, management contemplates available current information, as well as any reasonable and supportable forecast information, to determine if allowances for uncollectible accounts should be further adjusted in accordance with the accounting guidance for “Credit Losses.” Management’s assessments contemplate expected losses over the life of the accounts receivable.

Concentrations of Credit Risk and Significant Customers (Applies to Registrant Subsidiaries)

APCo, I&M, OPCo, PSO and SWEPCo do not have any significant customers that comprise 10% or more of their operating revenues. AEP Texas had significant transactions with REPs which on a combined basis account for the following percentages of Total Revenues for the years ended December 31 and Accounts Receivable – Customers as of December 31:

Significant Customers of AEP Texas:
Reliant Energy, Direct Energy and TXU Energy (a)	2022	2021	2020
Percentage of Total Revenues	45%	43%	46%
Percentage of Accounts Receivable – Customers	42%	41%	40%

(a)In January 2021, NRG Energy, parent company of Reliant Energy, completed a deal to purchase Direct Energy from Centrica.

AEPTCo had significant transactions with AEP Subsidiaries which on a combined basis account for the following percentages of Total Revenues for the years ended December 31 and Total Accounts Receivable as of December 31:

Significant Customers of AEPTCo:
AEP Subsidiaries	2022	2021	2020
Percentage of Total Revenues	79%	79%	78%
Percentage of Total Accounts Receivable	72%	81%	78%

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

Long-lived assets are required to be tested for impairment when it is determined that the carrying value of the assets may no longer be recoverable or when the assets meet the held-for-sale criteria under the accounting guidance for “Impairment or Disposal of Long-Lived Assets.”  When it becomes probable that an asset in-service or an asset under construction will be abandoned and regulatory cost recovery has been disallowed or is not probable, the cost of that asset shall be written down to its then current estimated fair value, with the change charged to expense, and the asset is removed from plant-in-service or CWIP. The fair value of an asset is the amount at which that asset could be bought or sold in a current transaction between willing parties, as opposed to a forced or liquidation sale.  Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available.  In the absence of quoted prices for identical or similar assets in active markets, fair value is estimated using various internal and external valuation methods including cash flow analysis and appraisals.

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

Asset Retirement Obligations (Applies to all Registrants except AEPTCo)

The Registrants record ARO in accordance with the accounting guidance for “Asset Retirement and Environmental Obligations” for legal obligations for asbestos removal and for the retirement of certain ash disposal facilities, wind farms, solar farms and certain coal-mining facilities. I&M records ARO for the decommissioning of the Cook Plant. AROs are computed as the present value of the estimated costs associated with the future retirement of an asset and are recorded in the period in which the liability is incurred. Estimates of the timing and amounts of future cash outlays are based on projections of when and how the assets will be decommissioned, inflation, and discount rate, which may change significantly over time. The estimated costs are capitalized as part of the related long-lived asset and depreciated over the asset's useful life. The Registrants have identified, but not recognized, ARO liabilities related to electric transmission and distribution assets as a result of certain easements on property on which assets are owned. Generally, such easements are perpetual and require only the retirement and removal of assets upon the cessation of the property’s use. The retirement obligation is not estimable for such easements since the Registrants plan to use their facilities indefinitely. The retirement obligation would only be recognized if and when the Registrants abandon or cease the use of specific easements, which is not expected.

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

Deferred Fuel Costs (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

The cost of purchased electricity, fuel and related emission allowances and emission control chemicals/consumables is charged to Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expense when the fuel is burned or the allowance or consumable is utilized. The cost of fuel also includes the cost of nuclear fuel burned which is computed primarily using the units-of-production method. In regulated jurisdictions with an active FAC, fuel cost over-recoveries (the excess of fuel-related revenues over applicable fuel costs incurred) are generally deferred as current regulatory liabilities and under-recoveries (the excess of applicable fuel costs incurred over fuel-related revenues) are generally deferred as current regulatory assets. Fuel cost over-recovery and under-recovery balances are classified as noncurrent when there is an expectation that refunds or recoveries will extend beyond a one year period, based on a company’s filing with a commission or a commission directive. These deferrals are incorporated into the development of future fuel rates billed to or refunded to customers. The amount of an over-recovery or under-recovery can also be affected by actions of the state regulatory commissions. On a routine basis, state regulatory commissions review and/or audit the Registrants’ fuel procurement policies and practices, the fuel cost calculations and FAC deferrals. FAC deferrals are adjusted when costs are no longer probable of recovery or when refunds of fuel reserves are probable. The Registrants share the majority of their Off-system Sales margins to customers either through an active FAC or other rate mechanisms. Where the FAC or Off-system Sales sharing mechanism is capped, frozen, non-existent or not applicable to merchant operations, changes in fuel costs or sharing of Off-system Sales impact earnings.

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

Wholesale transmission revenue is based on FERC-approved formula rate filings made for each calendar year using estimated costs. Revenues initially recognized per the annual rate filing are compared to actual costs, resulting in the subsequent recognition of an over or under-recovered amount, with interest, that is refunded or recovered, respectively, in a future year’s rates. These annual true-ups meet the definition of alternative revenues in accordance with the accounting guidance for “Regulated Operations”. An estimated annual true-up is recorded by the Registrants in the fourth quarter of each calendar year and a final annual true-up is recognized by the Registrants in the second quarter of each calendar year following the filing of annual FERC reports. Any portion of the true-ups applicable to an affiliated company is recorded as Accounts Receivable - Affiliated Companies or Accounts Payable - Affiliated Companies on the balance sheets. Any portion of the true-ups applicable to third-parties is recorded as Regulatory Assets or Regulatory Liabilities on the balance sheets. See Note 19 - Revenue from Contracts with Customers for additional information.

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

AEP and subsidiaries apply the deferral methodology for the recognition of ITCs. Deferred ITCs are amortized to income tax expense over the life of the asset that generated the credit. Amortization of deferred ITCs begins when the asset is placed in-service, except where regulatory commissions reflect ITCs in the rate-making process, then amortization begins when the utility is able to utilize the ITC on a stand-alone basis. Alternatively, PTCs reduce income tax expense as they are earned. PTCs are earned when electricity is produced.

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

The objective of the investment policy for the pension fund is to maintain the funded status of the plan while providing for growth in the plan assets to offset the growth in the plan liabilities.  The current target asset allocations are as follows:

Pension Plan Assets	Target
Equity	30%
Fixed Income	54%
Other Investments	15%
Cash and Cash Equivalents	1%

OPEB Plans Assets	Target
Equity	59%
Fixed Income	40%
Cash and Cash Equivalents	1%

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

AEP participates in a securities lending program with BNY Mellon to provide incremental income on idle assets and to provide income to offset custody fees and other administrative expenses.  AEP lends securities to borrowers approved by BNY Mellon in exchange for collateral.  All loans are collateralized by at least 102% of the loaned asset’s market value and the collateral is invested.  The difference between the rebate owed to the borrower and the collateral rate of return determines the earnings on the loaned security.  The securities lending program’s objective is to provide modest incremental income with a limited increase in risk. As of December 31, 2022 and 2021, the fair value of securities on loan as part of the program was $83 million and $137 million, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned as of December 31, 2022 and 2021.

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

Comprehensive Income (Loss) (Applies to all Registrants except AEPTCo and OPCo)

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

Stock-Based Compensation Plans

As of December 31, 2022, AEP had performance shares and restricted stock units outstanding under the American Electric Power System 2015 Long-Term Incentive Plan (2015 LTIP).  Upon vesting, all outstanding performance shares and restricted stock units settle in AEP common stock. All performance units awarded prior to 2017 and restricted stock units granted after January 1, 2013 and prior to January 1, 2017 that vested to executive officers were settled in cash. During 2019, all of the remaining performance units and restricted stock units that settle in cash were settled. The impact of AEP’s stock-based compensation plans are insignificant to the financial statements of the Registrant Subsidiaries.

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

AEP compensates their non-employee directors, in part, with stock units under the American Electric Power Company, Inc. Stock Unit Accumulation Plan for Non-Employee Directors.  These stock units were payable in cash to directors after their service ends. Effective in June 2022, these stock units became payable in AEP common stock rather than cash.

Management measures and recognizes compensation expense for all share-based payment awards to employees and directors based on estimated fair values. For share-based payment awards with service only vesting conditions, management recognizes compensation expense on a straight-line basis.  Stock-based compensation expense recognized on the statements of income for the years ended December 31, 2022, 2021 and 2020 is based on the number of outstanding awards at the end of each period without a reduction for estimated forfeitures. AEP accounts for forfeitures in the period in which they occur.

For the years ended December 31, 2022, 2021 and 2020, compensation costs are included in Net Income for the performance shares, career shares, restricted stock units and the non-employee director stock units. Compensation costs may also be capitalized. See Note 15 - Stock-based Compensation for additional information.

Equity Method Investments in Unconsolidated Entities (Applies to AEP and SWEPCo)

The equity method of accounting is used for equity investments where either AEP or SWEPCo exercise significant influence but do not hold a controlling financial interest. Such investments are initially recorded at cost in Deferred Charges and Other Noncurrent Assets on the balance sheets. The proportionate share of the investee’s equity earnings or losses is included in Equity Earnings (Loss) of Unconsolidated Subsidiaries on the statements of income. AEP and SWEPCo regularly monitor and evaluate equity method investments to determine whether they are impaired. An impairment is recognized when the investment has experienced a loss in value that is other-than-temporary in nature.

AEP’s significant equity method investments include ETT, DHLC and four joint venture interests which own distinct wind generation facilities. See Note 17 - Variable Interest Entities and Equity Method Investments for additional information.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted-average outstanding common shares, assuming conversion of all potentially dilutive stock awards.

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Years Ended December 31,
	2022		2021		2020
	(in millions, except per-share data)
		$/share		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$2,307.2		$2,488.1		$2,200.1

Weighted-Average Number of Basic AEP Common Shares Outstanding	511.8	$4.51	500.5	$4.97	495.7	$4.44
Weighted-Average Dilutive Effect of Stock-Based Awards	1.7	(0.02)	1.3	(0.01)	1.5	(0.02)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	513.5	$4.49	501.8	$4.96	497.2	$4.42

Equity Units are potentially dilutive securities but were excluded from the calculation of diluted EPS for the years ended December 31, 2022, 2021 and 2020, as the dilutive stock price thresholds were not met. See Note 14 - Financing Activities for additional information related to Equity Units.

There were no antidilutive shares outstanding as of December 31, 2022 and 2021. There were 128 thousand antidilutive shares outstanding as of December 31, 2020.

Supplementary Income Statement Information

The following tables provide the components of Depreciation and Amortization for the years ended December 31, 2022, 2021 and 2020:

2022

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$3,072.8	$363.5	$346.2	$576.1	$511.9	$293.1	$226.2	$319.3
Amortization of Certain Securitized Assets	93.3	93.3	—	—	—	—	—	—
Amortization of Regulatory Assets and Liabilities	36.7	(4.4)	—	(0.2)	15.3	1.2	3.9	5.5
Total Depreciation and Amortization	$3,202.8	$452.4	$346.2	$575.9	$527.2	$294.3	$230.1	$324.8

2021

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$2,717.1	$327.2	$297.3	$547.0	$424.9	$301.1	$185.9	$292.9
Amortization of Certain Securitized Assets	64.2	64.2	—	—	—	—	—	—
Amortization of Regulatory Assets and Liabilities	44.4	(4.4)	—	(0.8)	21.1	2.2	10.7	2.1
Total Depreciation and Amortization	$2,825.7	$387.0	$297.3	$546.2	$446.0	$303.3	$196.6	$295.0

2020

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$2,487.5	$364.2	$249.0	$507.8	$393.3	$275.0	$171.9	$271.2
Amortization of Certain Securitized Assets	171.3	171.3	—	—	—	—	—	—
Amortization of Regulatory Assets and Liabilities	24.0	(5.7)	—	(0.3)	18.3	1.6	1.6	1.5
Total Depreciation and Amortization	$2,682.8	$529.8	$249.0	$507.5	$411.6	$276.6	$173.5	$272.7

Supplementary Cash Flow Information (Applies to AEP)

	Years Ended December 31,
Cash Flow Information	2022	2021	2020
	(in millions)
Cash Paid (Received) for:
Interest, Net of Capitalized Amounts	$1,286.3	$1,137.2	$1,029.1
Income Taxes	116.8	13.2	(49.1)
Noncash Investing and Financing Activities:
Acquisitions Under Finance Leases	31.8	287.6	44.2
Construction Expenditures Included in Current Liabilities as of December 31,	1,258.9	1,180.4	975.4
Construction Expenditures Included in Noncurrent Liabilities as of December 31,	—	—	5.5
Acquisition of Nuclear Fuel Included in Current Liabilities as of December 31,	—	—	33.4
Noncash Contribution of Assets to Cedar Creek Project	—	(9.3)	—
Noncontrolling Interest Assumed - Dry Lake Solar Project	—	35.3	—
Forward Equity Purchase Contracts Included in Current and Noncurrent Liabilities as of December 31,	—	—	110.6

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

Presentation of Comprehensive Income

The following tables provide the components of changes in AOCI and details of reclassifications from AOCI for the years ended December 31, 2022, 2021 and 2020.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 8 - Benefit Plans for additional information.

AEP

	Cash Flow Hedges			Pension and OPEB
For the Year Ended December 31, 2022	Commodity	Interest Rate		Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$163.7	$(21.3)		$115.6	$(73.2)	$184.8
Change in Fair Value Recognized in AOCI, Net of Tax	477.3	18.4	(a)	—	(155.4)	340.3
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	0.1	—		—	—	0.1
Purchased Electricity for Resale (b)	(528.6)	—		—	—	(528.6)
Interest Expense (b)	—	4.0		—	—	4.0
Amortization of Prior Service Cost (Credit)	—	—		(21.8)	—	(21.8)
Amortization of Actuarial (Gains) Losses	—	—		8.6	—	8.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(528.5)	4.0		(13.2)	—	(537.7)
Income Tax (Expense) Benefit	(111.0)	0.8		(2.8)	—	(113.0)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(417.5)	3.2		(10.4)	—	(424.7)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI	—	—		—	(21.1)	(21.1)
Income Tax (Expense) Benefit	—	—		—	(4.4)	(4.4)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI, Net of Income Tax (Expense) Benefit	—	—		—	(16.7)	(16.7)
Net Current Period Other Comprehensive Income (Loss)	59.8	21.6		(10.4)	(172.1)	(101.1)
Balance in AOCI as of December 31, 2022	$223.5	$0.3		$105.2	$(245.3)	$83.7

AEP

	Cash Flow Hedges			Pension and OPEB
For the Year Ended December 31, 2021	Commodity	Interest Rate		Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(60.6)	$(47.5)		$123.7	$(100.7)	$(85.1)
Change in Fair Value Recognized in AOCI, Net of Tax	488.2	21.1	(a)	—	27.5	536.8
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	0.7	—		—	—	0.7
Purchased Electricity for Resale (b)	(334.8)	—		—	—	(334.8)
Interest Expense (b)	—	6.5		—	—	6.5
Amortization of Prior Service Cost (Credit)	—	—		(19.4)	—	(19.4)
Amortization of Actuarial (Gains) Losses	—	—		9.1	—	9.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(334.1)	6.5		(10.3)	—	(337.9)
Income Tax (Expense) Benefit	(70.2)	1.4		(2.2)	—	(71.0)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(263.9)	5.1		(8.1)	—	(266.9)
Net Current Period Other Comprehensive Income (Loss)	224.3	26.2		(8.1)	27.5	269.9
Balance in AOCI as of December 31, 2021	$163.7	$(21.3)		$115.6	$(73.2)	$184.8

	Cash Flow Hedges			Pension and OPEB
For the Year Ended December 31, 2020	Commodity	Interest Rate		Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(103.5)	$(11.5)		$130.7	$(163.4)	$(147.7)
Change in Fair Value Recognized in AOCI, Net of Tax	(89.2)	(39.9)	(a)	—	62.7	(66.4)
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (b)	(0.4)	—		—	—	(0.4)
Purchased Electricity for Resale (b)	167.6	—		—	—	167.6
Interest Expense (b)	—	4.9		—	—	4.9
Amortization of Prior Service Cost (Credit)	—	—		(19.2)	—	(19.2)
Amortization of Actuarial (Gains) Losses	—	—		10.3	—	10.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	167.2	4.9		(8.9)	—	163.2
Income Tax (Expense) Benefit	35.1	1.0		(1.9)	—	34.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	132.1	3.9		(7.0)	—	129.0
Net Current Period Other Comprehensive Income (Loss)	42.9	(36.0)		(7.0)	62.7	62.6
Balance in AOCI as of December 31, 2020	$(60.6)	$(47.5)		$123.7	$(100.7)	$(85.1)

AEP Texas

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2022	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$(1.3)	$5.3	$(10.5)	$(6.5)
Change in Fair Value Recognized in AOCI, Net of Tax	—	—	(3.2)	(3.2)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.3	—	—	1.3
Amortization of Prior Service Cost (Credit)	—	(0.1)	—	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.2	—	0.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.3	0.1	—	1.4
Income Tax (Expense) Benefit	0.3	—	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.0	0.1	—	1.1
Net Current Period Other Comprehensive Income (Loss)	1.0	0.1	(3.2)	(2.1)
Balance in AOCI as of December 31, 2022	$(0.3)	$5.4	$(13.7)	$(8.6)

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2021	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(2.3)	$5.1	$(11.7)	$(8.9)
Change in Fair Value Recognized in AOCI, Net of Tax	0.1	—	1.2	1.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.2	—	—	1.2
Amortization of Prior Service Cost (Credit)	—	(0.1)	—	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.3	—	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.2	0.2	—	1.4
Income Tax (Expense) Benefit	0.3	—	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	0.9	0.2	—	1.1
Net Current Period Other Comprehensive Income (Loss)	1.0	0.2	1.2	2.4
Balance in AOCI as of December 31, 2021	$(1.3)	$5.3	$(10.5)	$(6.5)

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2020	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(3.4)	$4.9	$(14.3)	$(12.8)
Change in Fair Value Recognized in AOCI, Net of Tax	0.1	—	2.6	2.7
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.3	—	—	1.3
Amortization of Prior Service Cost (Credit)	—	(0.1)	—	(0.1)
Amortization of Actuarial (Gains) Losses	—	0.3	—	0.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.3	0.2	—	1.5
Income Tax (Expense) Benefit	0.3	—	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.0	0.2	—	1.2
Net Current Period Other Comprehensive Income (Loss)	1.1	0.2	2.6	3.9
Balance in AOCI as of December 31, 2020	$(2.3)	$5.1	$(11.7)	$(8.9)

APCo

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2022	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$7.5	$1.2	$15.7	$24.4
Change in Fair Value Recognized in AOCI, Net of Tax	—	—	(24.1)	(24.1)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(1.0)	—	—	(1.0)
Amortization of Prior Service Cost (Credit)	—	(5.4)	—	(5.4)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.0)	(5.4)	—	(6.4)
Income Tax (Expense) Benefit	(0.2)	(1.1)	—	(1.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.8)	(4.3)	—	(5.1)
Net Current Period Other Comprehensive Income (Loss)	(0.8)	(4.3)	(24.1)	(29.2)
Balance in AOCI as of December 31, 2022	$6.7	$(3.1)	$(8.4)	$(4.8)

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedges -	of Deferred	Funded
For the Year Ended December 31, 2021	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.8)	$5.4	$2.6	$7.2
Change in Fair Value Recognized in AOCI, Net of Tax	9.2	—	13.1	22.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(1.1)	—	—	(1.1)
Amortization of Prior Service Cost (Credit)	—	(5.3)	—	(5.3)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.1)	(5.3)	—	(6.4)
Income Tax (Expense) Benefit	(0.2)	(1.1)	—	(1.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.9)	(4.2)	—	(5.1)
Net Current Period Other Comprehensive Income (Loss)	8.3	(4.2)	13.1	17.2
Balance in AOCI as of December 31, 2021	$7.5	$1.2	$15.7	$24.4

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedges -	of Deferred	Funded
For the Year Ended December 31, 2020	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$0.9	$9.2	$(5.1)	$5.0
Change in Fair Value Recognized in AOCI, Net of Tax	(0.7)	—	7.7	7.0
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(1.3)	—	—	(1.3)
Amortization of Prior Service Cost (Credit)	—	(5.3)	—	(5.3)
Amortization of Actuarial (Gains) Losses	—	0.5	—	0.5
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.3)	(4.8)	—	(6.1)
Income Tax (Expense) Benefit	(0.3)	(1.0)	—	(1.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(1.0)	(3.8)	—	(4.8)
Net Current Period Other Comprehensive Income (Loss)	(1.7)	(3.8)	7.7	2.2
Balance in AOCI as of December 31, 2020	$(0.8)	$5.4	$2.6	$7.2

I&M

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2022	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$(6.7)	$4.7	$0.7	$(1.3)
Change in Fair Value Recognized in AOCI, Net of Tax	—	—	(0.3)	(0.3)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	2.0	—	—	2.0
Amortization of Prior Service Cost (Credit)	—	(0.8)	—	(0.8)
Amortization of Actuarial (Gains) Losses	—	0.4	—	0.4
Reclassifications from AOCI, before Income Tax (Expense) Benefit	2.0	(0.4)	—	1.6
Income Tax (Expense) Benefit	0.4	(0.1)	—	0.3
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.6	(0.3)	—	1.3
Net Current Period Other Comprehensive Income (Loss)	1.6	(0.3)	(0.3)	1.0
Balance in AOCI as of December 31, 2022	$(5.1)	$4.4	$0.4	$(0.3)

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2021	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(8.3)	$4.8	$(3.5)	$(7.0)
Change in Fair Value Recognized in AOCI, Net of Tax	—	—	4.2	4.2
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	2.0	—	—	2.0
Amortization of Prior Service Cost (Credit)	—	(0.8)	—	(0.8)
Amortization of Actuarial (Gains) Losses	—	0.7	—	0.7
Reclassifications from AOCI, before Income Tax (Expense) Benefit	2.0	(0.1)	—	1.9
Income Tax (Expense) Benefit	0.4	—	—	0.4
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.6	(0.1)	—	1.5
Net Current Period Other Comprehensive Income (Loss)	1.6	(0.1)	4.2	5.7
Balance in AOCI as of December 31, 2021	$(6.7)	$4.7	$0.7	$(1.3)

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2020	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(9.9)	$4.9	$(6.6)	$(11.6)
Change in Fair Value Recognized in AOCI, Net of Tax	—	—	3.1	3.1
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	2.0	—	—	2.0
Amortization of Prior Service Cost (Credit)	—	(0.8)	—	(0.8)
Amortization of Actuarial (Gains) Losses	—	0.7	—	0.7
Reclassifications from AOCI, before Income Tax (Expense) Benefit	2.0	(0.1)	—	1.9
Income Tax (Expense) Benefit	0.4	—	—	0.4
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.6	(0.1)	—	1.5
Net Current Period Other Comprehensive Income (Loss)	1.6	(0.1)	3.1	4.6
Balance in AOCI as of December 31, 2020	$(8.3)	$4.8	$(3.5)	$(7.0)

PSO

Cash Flow Hedge –
For the Year Ended December 31, 2022	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2021	$—
Change in Fair Value Recognized in AOCI, Net of Tax	1.3
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	—
Reclassifications from AOCI, before Income Tax (Expense) Benefit	—
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—
Net Current Period Other Comprehensive Income (Loss)	1.3
Balance in AOCI as of December 31, 2022	$1.3

Cash Flow Hedge –
For the Year Ended December 31, 2021	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2020	$0.1
Change in Fair Value Recognized in AOCI, Net of Tax	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.1)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.1)
Income Tax (Expense) Benefit	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.1)
Net Current Period Other Comprehensive Income (Loss)	(0.1)
Balance in AOCI as of December 31, 2021	$—

Cash Flow Hedge –
For the Year Ended December 31, 2020	Interest Rate
(in millions)
Balance in AOCI as of December 31, 2019	$1.1
Change in Fair Value Recognized in AOCI, Net of Tax	—
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(1.3)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(1.3)
Income Tax (Expense) Benefit	(0.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(1.0)
Net Current Period Other Comprehensive Income (Loss)	(1.0)
Balance in AOCI as of December 31, 2020	$0.1

SWEPCo

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2022	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$1.2	$(4.4)	$9.9	$6.7
Change in Fair Value Recognized in AOCI, Net of Tax	—	—	(9.2)	(9.2)
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	(0.1)	—	—	(0.1)
Amortization of Prior Service Cost (Credit)	—	(2.0)	—	(2.0)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(0.1)	(2.0)	—	(2.1)
Income Tax (Expense) Benefit	—	(0.4)	—	(0.4)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(0.1)	(1.6)	—	(1.7)
Net Current Period Other Comprehensive Income (Loss)	(0.1)	(1.6)	(9.2)	(10.9)
Balance in AOCI as of December 31, 2022	$1.1	$(6.0)	$0.7	$(4.2)

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2021	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(0.3)	$(2.8)	$5.0	$1.9
Change in Fair Value Recognized in AOCI, Net of Tax	—	—	4.9	4.9
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.9	—	—	1.9
Amortization of Prior Service Cost (Credit)	—	(2.0)	—	(2.0)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.9	(2.0)	—	(0.1)
Income Tax (Expense) Benefit	0.4	(0.4)	—	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.5	(1.6)	—	(0.1)
Net Current Period Other Comprehensive Income (Loss)	1.5	(1.6)	4.9	4.8
Balance in AOCI as of December 31, 2021	$1.2	$(4.4)	$9.9	$6.7

		Pension and OPEB
		Amortization	Changes in
	Cash Flow Hedge –	of Deferred	Funded
For the Year Ended December 31, 2020	Interest Rate	Costs	Status	Total
	(in millions)
Balance in AOCI as of December 31, 2019	$(1.8)	$(1.3)	$1.8	$(1.3)
Change in Fair Value Recognized in AOCI, Net of Tax	—	—	3.2	3.2
Amount of (Gain) Loss Reclassified from AOCI
Interest Expense (b)	1.9	—	—	1.9
Amortization of Prior Service Cost (Credit)	—	(2.0)	—	(2.0)
Amortization of Actuarial (Gains) Losses	—	0.1	—	0.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	1.9	(1.9)	—	—
Income Tax (Expense) Benefit	0.4	(0.4)	—	—
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	1.5	(1.5)	—	—
Net Current Period Other Comprehensive Income (Loss)	1.5	(1.5)	3.2	3.2
Balance in AOCI as of December 31, 2020	$(0.3)	$(2.8)	$5.0	$1.9

(a)The change in fair value includes $(10) million, $(7) million and $6 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to AEP's investment in joint venture wind farms acquired as part of the purchase of Sempra Renewables LLC.
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

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through December 31, 2022, AEP Texas’ cumulative revenues from interim base rate increases that are subject to review is approximately $614 million. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition. AEP Texas is required to file for a comprehensive rate review no later than April 5, 2024.

APCo and WPCo Rate Matters (Applies to AEP and APCo)

2017-2019 Virginia Triennial Review

In November 2020, the Virginia SCC issued an order on APCo’s 2017-2019 Triennial Review filing concluding that APCo earned above its authorized ROE but within its ROE band for the 2017-2019 period, resulting in no refund to customers and no change to APCo base rates on a prospective basis. The Virginia SCC approved a prospective 9.2% ROE for APCo's 2020-2022 triennial review period with the continuation of a statutory 140 basis point band (8.5% bottom, 9.2% midpoint, 9.9% top). APCo appealed this order and a similar order on reconsideration to the Virginia Supreme Court in March 2021, alleging the Virginia SCC erred in finding that costs associated with asset impairments related to APCo early retirement determinations for certain generation facilities should not be attributed to the 2017-2019 test periods under review and deemed fully recovered in the period recorded. In August 2022, the Virginia Supreme Court agreed with this portion of APCo’s appeal and remanded this issue regarding the retired coal-fired plants back to the Virginia SCC for further proceedings. In September 2022, as a result of the Virginia Supreme Court ruling, APCo expensed the remaining $25 million closed coal plant regulatory asset that was previously ordered by the Virginia SCC and recorded a $37 million regulatory asset for previously incurred costs that APCo is expecting to recover as a result of earning below its 2017-2019 authorized ROE band.

In response to the Virginia Supreme Court’s August 2022 opinion, the Virginia SCC initiated remand proceedings and, in December 2022, issued an order that: (a) approved APCo’s requested $37 million regulatory asset related to previously incurred costs as a result of APCo earning below its 2017-2019 authorized ROE band, (b) authorized a $28 million annual increase in APCo Virginia base rates effective October 2022 and (c) approved a rider to recover approximately $48 million related to this APCo Virginia base rate increase for the period January 2021 through September 2022. APCo’s 2022 financial statements reflect the impact of the Virginia SCC’s December 2022 order.

2020-2022 Virginia Triennial Review

In March 2023, APCo will submit its required Virginia earnings test calculation to the Virginia SCC for the 2020-2022 Triennial Review period. For Triennial Review periods in which a Virginia utility earns below its authorized ROE band, the utility may file to recover expenses incurred, up to the bottom of the authorized ROE band, related to major storms, the early retirement of fossil fuel generating assets and certain projects necessary to comply with state and federal environmental legislation. As of December 31, 2022, APCo has deferred approximately $38 million related to previously incurred costs as a result of the current estimate that APCo will earn below the bottom of its authorized ROE band during the 2020-2022 Triennial Review period. If it is determined that APCo has earned above the bottom of its authorized ROE band for the 2020-2022 Triennial Review period it could reduce future net income and cash flows and impact financial condition.

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

In March 2022, APCo refiled for approval to recover the Virginia jurisdictional share of ELG investments at the Amos and Mountaineer Plants. The Virginia SCC issued a November 2022 order approving this request.

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

In September 2022, following an agreed upon delay in the proceedings of the Companies’ 2022 ENEC case, certain intervenors submitted testimony recommending disallowances of at least $83 million to the Companies’ historical period ENEC under-recovery balance along with proposals to either securitize the Companies’ remaining ENEC balance or defer recovery of this balance beyond the traditional one-year period. West Virginia Staff recommended a $13 million increase in ENEC rates pending the outcome of the ENEC prudency review. In February 2023, the WVPSC issued an order stating that the commission will not grant additional rate increases for fuel costs until the WVPSC staff completes its prudency review. As of December 31, 2022, the Companies’ cumulative ENEC under-recovery was $520 million. If any deferred ENEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

June 2022 West Virginia Storm Costs

In June 2022, the West Virginia service territories of APCo and WPCo (the Companies) were impacted by strong winds from multiple storms resulting in system damages and power outages. As of December 31, 2022, the Companies incurred and deferred an estimated $17 million in incremental distribution operation and maintenance expenses related to service restoration efforts. The Companies will seek recovery of these deferrals in future filings. If any of the storm restoration costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through December 31, 2022, AEP’s share of ETT’s cumulative revenues that are subject to review is approximately $1.5 billion. A base rate review could produce a refund if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring.

In December 2022, ETT and various intervenors filed a stipulation and settlement agreement with the PUCT. The agreement maintains ETT’s previously allowed ROE and capital structure and includes: (a) a $14 million decrease to the current annual revenue requirement effective February 1, 2023, (b) a provision that ETT must make an interim transmission cost of service filing by June 1, 2023, (c) a $2 million line item decrease to the revenue requirement determined in each interim transmission cost of service filing until the filing of the next comprehensive base rate review and (d) no determination of prudence on any transmission investment added since ETT’s last comprehensive base rate review, which would leave the $1.5 billion of cumulative revenues above subject to review in the next comprehensive base rate review. In February 2023, the PUCT approved the stipulation and settlement agreement. As part of the approved agreement, new rates will be implemented in February 2023 and ETT is required to file for a comprehensive base rate review no later than February 1, 2025.

I&M Rate Matters (Applies to AEP and I&M)

Michigan Power Supply Cost Recovery (PSCR) Reconciliation

In April 2022, an ALJ issued a PFD for I&M’s PSCR reconciliation for the 12-month period ending December 31, 2020, recommending the MPSC disallow approximately $8 million of purchased power costs that I&M incurred under the Inter-Company Power Agreement with OVEC and the Unit Power Agreement with AEGCo. In February 2023, the MPSC issued an order resulting in a $1 million disallowance of 2020 OVEC costs.

Indiana Earnings Test Filings

I&M is required by Indiana law to submit an earnings test evaluation for the most recent one-year and five-year periods as part of I&M’s semi-annual Indiana FAC filings. These earnings test evaluations require I&M to include a credit in the FAC factor computation for periods in which I&M earned above its authorized return for both the one-year and five-year periods. The credit is determined as 50% of the lower of the one-year or five-year earnings above the authorized level. In August 2022, I&M submitted its FAC filing and earnings test evaluation for the period ended May 2022, which calculated a credit due to customers of $14 million. In October 2022, the IURC approved the FAC filing and earnings test evaluation, with the credit to customers starting in November 2022 through the FAC. As of December 31, 2022, I&M’s financial statements adequately reflect the estimated impact of I&M’s upcoming Indiana earnings test filings. If it is determined that I&M’s over-earnings exceed what has been recorded, it could reduce future net income and cash flows and impact financial condition.

2022 Michigan Integrated Resource Plan (IRP) Filing

In February 2022, I&M filed a request with the MPSC for approval of its 2022 IRP. Included in that filing were requests for approval and deferral of costs associated with resources commencing construction within three years of the Commission’s order in the filing. These resources include the new generation resources expected to be in-service by 2028 and demand-side resources, including load management programs and conservation voltage reduction investments. I&M is also requesting MPSC approval of I&M’s Rockport Plant, Unit 2 transition plan consistent with that approved by the IURC, including certain cost recovery related to remaining net book value of leasehold improvements made during the term of the Rockport Unit 2 lease and future use of Rockport Plant, Unit 2 as a capacity resource. In addition, I&M has made requests for approval of a financial incentive on certain power purchase agreements and load management programs. As of December 31, 2022, I&M’s total net book value for these Rockport Plant, Unit 2 leasehold improvements was approximately $17 million on a Michigan jurisdictional basis.

In November 2022, I&M filed a settlement agreement, which included a Rockport Plant, Unit 2 transition plan. Under this plan, I&M Michigan ratepayers will receive a jurisdictional share of post-lease revenues in excess of costs from Rockport Plant, Unit 2’s operations as a merchant facility. In addition, I&M will continue to recover the remaining net book value of Rockport Plant, Unit 2 leasehold improvements through 2028, including a pretax return. In February 2023, the MPSC issued an order approving the settlement agreement without modification.

KPCo Rate Matters (Applies to AEP)

CCR/ELG Compliance Plan Filings

KPCo and WPCo each own a 50% interest in the Mitchell Plant. As of December 31, 2022, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $577 million. In December 2020 and February 2021, WPCo and KPCo filed requests with the WVPSC and KPSC, respectively, to obtain the regulatory approvals necessary to implement CCR and ELG compliance plans and seek recovery of the estimated $132 million investment for the Mitchell Plant that would allow the plant to continue operating beyond 2028. Within those requests, WPCo and KPCo also filed a $25 million alternative to implement only the CCR-related investments with the WVPSC and KPSC, respectively, which would allow the Mitchell Plant to continue operating only through 2028.

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

OPCo Rate Matters (Applies to AEP and OPCo)

OVEC Cost Recovery Audits

In December 2021, as part of OVEC cost recovery audits pending before the PUCO, intervenors filed positions claiming that costs incurred by OPCo during the 2018-2019 audit period were imprudent and should be disallowed. In May 2022, intervenors filed for rehearing on the 2016-2017 OVEC cost recovery audit period claiming the PUCO’s April 2022 order to adopt the findings of the audit report were unjust, unlawful and unreasonable for multiple reasons, including the position that OPCo recovered imprudently incurred costs. In June 2022, the PUCO granted rehearing on the 2016-2017 audit period for purposes of further consideration. Management disagrees with these claims and is unable to predict the impact of these disputes; however, if any costs are disallowed or refunds are ordered it could reduce future net income and cash flows and impact financial condition. See "OVEC" section of Note 17 for additional information on AEP and OPCo’s investment in OVEC.

June 2022 Storm Costs

In June 2022, the service territory of OPCo was impacted by strong winds from multiple storms resulting in power outages and damage to the transmission and distribution infrastructures. As of December 31, 2022, OPCo had incurred approximately $20 million in incremental operation and maintenance costs related to service restoration efforts. The incremental storm restoration costs have been deferred as regulatory assets and OPCo is expected to seek recovery in a future filing. In July 2022, intervenors filed a motion requesting the PUCO open a formal investigation into the power outages that occurred as a result of the June storms and determine if OPCo was negligent and liable to consumers for damages incurred as a result of the power outages. Separately, in July 2022, the PUCO directed its staff to conduct an after-action review to examine the circumstances of the event and OPCo’s response to determine if OPCo adhered to the laws and rules in the state, followed its PUCO-approved emergency plan and responded appropriately to the event in an effort to mitigate the negative effects. In January 2023, the PUCO Staff issued a report which concluded OPCo was required to proactively shut down parts of its distribution system in order to avoid damages to the system and further outages and that OPCo adhered to its emergency plan. The report also directed OPCo to revise its vegetation programs around high voltage transmission lines and recommended that it make improvements to its emergency communications procedures. If any of the storm restoration costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Ohio ESP Filings

In January 2023, OPCo filed an application with the PUCO to approve an ESP that included proposed rate adjustments, proposed new riders and the continuation and modification of certain existing riders, including the DIR, effective June 2024 through May 2030. The proposal includes a return on common equity of 10.65% on capital costs for certain riders. If OPCo is ultimately not permitted to fully collect its ESP rates it could reduce future net income and cash flows and impact financial condition.

PSO Rate Matters (Applies to AEP and PSO)

2022 Oklahoma Base Rate Case

In November 2022, PSO filed a request with the OCC for a $173 million annual increase in rates based upon a 10.4% ROE with a capital structure of 45.4% debt and 54.6% common equity, net of existing rider revenues and certain incremental renewable facility benefits expected to be provided to customers through riders. The requested annual revenue increase includes a $47 million annual depreciation expense increase related to the accelerated depreciation recovery of the Northeastern Plant, Unit 3 through 2026, and a $16 million annual amortization expense increase to recover intangible plant over a 5-year useful life instead of a 10-year useful life. PSO’s request also includes recovery of the 154 MW Rock Falls Wind Facility through base rates to aid PSO’s near-term capacity needs and support compliance with SPP’s 2023 increased capacity planning reserve margin requirements. In

November 2022, PSO entered into an agreement to acquire the Rock Falls Wind Facility. In February 2023, the FERC approved PSO’s acquisition of the Rock Falls Wind Facility under Section 203 of the Federal Power Act. PSO expects to close on the acquisition and place the Rock Falls Wind Facility in-service during the first quarter of 2023. OCC approval is not a condition precedent to closing on the acquisition of the Rock Falls Wind Facility. In addition, PSO requested an annual formula based rate tariff, with an initial one-year pilot term. In the event the requested formula based rate tariff is denied, PSO has requested an expanded rider to recover certain distribution investments and related expenses as well as an expanded transmission cost recovery rider. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In April 2021, the OCC approved a waiver for PSO allowing the deferral of the extraordinary fuel and purchases of electricity as regulatory assets, including a carrying charge at an interim rate of 0.75%, over a longer time period than what the FAC traditionally allows. Also in April 2021, legislation was enacted in Oklahoma permitting securitized financing of qualified costs from extreme weather events. This legislation provides certain authority to the OCC to approve amounts to be recovered from the issuance of ratepayer-backed securitized bonds issued by the ODFA, an Oklahoma governmental agency. In January 2022, PSO, OCC staff and certain intervenors filed a joint stipulation and settlement agreement with the OCC to approve the securitization of PSO’s extraordinary fuel costs and purchases of electricity. In February 2022, the OCC approved the joint stipulation and settlement agreement which included a determination that all of PSO’s extraordinary fuel costs and purchases of electricity were prudent and reasonable and also provided a 0.75% carrying charge related to those costs, subject to true-up based on actual financing costs.

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

In July 2018, the Texas Third Court of Appeals reversed the PUCT’s judgment affirming the prudence of the Turk Plant and remanded the issue back to the PUCT. In January 2019, SWEPCo and the PUCT filed petitions for review with the Texas Supreme Court. In March 2021, the Texas Supreme Court issued an opinion reversing the July 2018 judgment of the Texas Third Court of Appeals and agreeing with the PUCT’s judgment affirming the prudence of the Turk Plant. In addition, the Texas Supreme Court remanded the AFUDC dispute back to the Texas Third Court of Appeals. No parties filed a motion for rehearing with the Texas Supreme Court. In August 2021, the Texas Third Court of Appeals reversed the Texas District Court judgment affirming the PUCT’s order on AFUDC, concluding that the language of the PUCT’s original 2008 order intended to include AFUDC in the Texas jurisdictional capital cost cap, and remanded the case to the PUCT for future proceedings. SWEPCo disagrees with the Court of Appeals decision. SWEPCo and the PUCT submitted Petitions for Review with the Texas Supreme Court in November 2021. In October 2022, the Texas Supreme Court denied the Petitions for Review submitted by SWEPCo and the PUCT. In December 2022, SWEPCo and the PUCT filed requests for rehearing with the Texas Supreme Court. The Texas Supreme Court requested comments on rehearing by March 1, 2023. If SWEPCo’s request for rehearing is denied, the case will be remanded to the PUCT for future proceedings.

Management does not believe a disallowance of capitalized Turk Plant costs or a revenue refund is probable as of December 31, 2022. However, if SWEPCo is ultimately unable to recover AFUDC in excess of the Texas jurisdictional capital cost cap, it would be expected to result in a pretax net disallowance ranging from $80 million to $90 million. In addition, if AFUDC is ultimately determined to be included in the Texas jurisdictional capital cost cap, SWEPCo estimates it may be required to make customer refunds ranging from $0 to $185 million related to revenues collected from February 2013 through December 2022 and such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis.

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

As a result of the final order, in 2017 SWEPCo: (a) recorded an impairment charge of $19 million, which included $7 million associated with the lack of return on Welsh Plant, Unit 2 and $12 million related to other disallowed plant investments, (b) recognized $32 million of additional revenues, for the period of May 2017 through December 2017, that was surcharged to customers in 2018 and (c) recognized an additional $7 million of expenses consisting primarily of depreciation expense and vegetation management expense, offset by the deferral of rate case expense. SWEPCo implemented new rates in February 2018 billings. The $32 million of additional 2017 revenues was collected during 2018. In March 2018, the PUCT clarified and corrected portions of the final order, without changing the overall decision or amounts of the rate change. The order has been appealed by various intervenors related to limiting SWEPCo’s recovery of AFUDC on Turk Plant and recovery of Welsh Plant, Unit 2. The appeal will move forward following the conclusion of the 2012 Texas Base Rate Case. If certain parts of the PUCT order are overturned, it could reduce future net income and cash flows and impact financial condition.

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

In January 2022, the PUCT issued a final order approving an annual revenue increase of $39 million based upon a 9.25% ROE. The order also includes: (a) rates implemented retroactively back to March 18, 2021, (b) $5 million of the proposed increase related to vegetation management, (c) $2 million annually to establish a storm catastrophe reserve and (d) the creation of a rider to recover the Dolet Hills Power Station as if it were in rate base until its retirement at the end of 2021 and starting in 2022 the remaining net book value to be recovered as a regulatory asset through 2046. As a result of the final order, SWEPCo recorded a disallowance of $12 million in 2021 associated with the lack of return on the Dolet Hills Power Station. In February 2022, SWEPCo filed a motion for rehearing with the PUCT challenging several errors in the order, which include challenges of the approved ROE, the denial of a reasonable return or carrying costs on the Dolet Hills Power Station and the calculation of the Texas jurisdictional share of the storm catastrophe reserve. In April 2022, the PUCT denied the motion for rehearing. In May 2022, SWEPCo filed a petition for review with the Texas District Court seeking a judicial review of the several errors challenged in the PUCT’s final order.

2020 Louisiana Base Rate Case

In December 2020, SWEPCo filed a request with the LPSC for a $134 million annual increase in Louisiana base rates based upon a proposed 10.35% ROE. SWEPCo’s requested annual increase includes accelerated depreciation related to the Dolet Hills Power Station, Pirkey Power Plant and Welsh Plant, all of which were or are expected to be retired early. SWEPCo also included recovery of Welsh Plant, Unit 2 over the blended useful life of Welsh Plant, Units 1 and 3. SWEPCo subsequently revised the requested annual increase to $95 million to reflect removing hurricane storm restoration costs from the base case filing, to modify the proposed recovery of the Dolet Hills Power Station and revisions to various proposed amortizations. The hurricane costs have been requested in a separate storm filing. See “2021 Louisiana Storm Cost Filing” below for more information.

In January 2023, the LPSC approved a settlement which provides for an annual revenue increase of $27 million based upon a 9.5% ROE and includes: (a) a $21 million increase in base rates effective February 2023, (b) a $14 million rider to recover costs of the Dolet Hills Power Station and Pirkey Plant including a return, (c) an $8 million reduction in fuel rates, (d) an adoption of a 3-year formula rate term subject to an earnings band and (e) the recovery of certain incremental SPP charges net of associated revenue and the LA jurisdictional share of the return on and of projected transmission capital investment outside of the earnings band. The settlement agreement did not rule on the prudency of the early retirement of the Dolet Hills Power Station, which is being addressed in a separate proceeding.

The primary differences between SWEPCo’s requested annual rate increase and the agreed upon settlement increase are primarily due to: (a) a reduction in the requested ROE, (b) recovery of the Dolet Hills Power Station and Pirkey Plant over ten years in a separate rider mechanism as opposed to base rates with accelerated depreciation rates, (c) maintaining existing depreciation rates for Welsh Plant, Units 1 and 3 and (d) the severing of SWEPCo’s proposed adjustment to include a stand-alone NOLC deferred tax asset in rate base. In January 2023, a hearing was held related to the inclusion of a stand-alone NOLC deferred tax asset in rate base and an order from the LPSC is expected in 2023.

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

In May 2022, the APSC issued a final order approving an annual revenue increase of $49 million based upon a 9.5% ROE. The order also includes: (a) a capital structure of 55% debt and 45% common equity, (b) approval to recover the Dolet Hills Power Station as a regulatory asset over five years without a return on this investment resulting in an immaterial disallowance in the second quarter of 2022, (c) the denial of accelerated depreciation for Pirkey Plant and Welsh Plant, Units 1 and 3 and (d) approval of a rider to recover SPP costs and revenues. The final order also denied the inclusion of the stand-alone NOLC in SWEPCo’s deferred tax assets, but included approval of the deferral of the forgone revenue requirement associated with the NOLC and excess NOLC, with recovery of the deferral contingent upon receipt of a supportive private letter ruling from the IRS. Rates were implemented with the first billing cycle of July 2022.

2021 Louisiana Storm Cost Filing

In 2020, Hurricanes Laura and Delta caused power outages and extensive damage to the SWEPCo service territories, primarily impacting the Louisiana jurisdiction. Following both hurricanes, the LPSC issued orders allowing Louisiana utilities, including SWEPCo, to establish regulatory assets to track and defer expenses associated with these storms. In February 2021, severe winter weather impacted the Louisiana jurisdiction and in March 2021, the LPSC approved the deferral of incremental storm restoration expenses related to the winter storm. In October 2021, SWEPCo filed a request with the LPSC for recovery of $145 million in deferred storm costs associated with the three storms. As part of the filing, SWEPCo requested recovery of the carrying charges on the deferred regulatory asset at a weighted average cost of capital through a rider beginning in January 2022. In May 2022, LPSC staff testimony was submitted to the LPSC. In July 2022, SWEPCo filed rebuttal testimony which agreed to make a request for securitization as the LPSC staff had recommended in their testimony. An order is expected in 2023. If any of the storm costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

February 2021 Severe Winter Weather Impacts in SPP

As discussed in the “PSO Rate Matters” section above, severe winter weather had a significant impact in SPP, resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021, to February 20, 2021, SWEPCo’s natural gas expenses and purchases of electricity still to be recovered from customers are $329 million as of December 31, 2022, of which $75 million, $122 million and $132 million is related to the Arkansas, Louisiana and Texas jurisdictions, respectively.

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

FERC Rate Matters

FERC SPP Transmission Formula Rate Challenge (Applies to AEP, AEPTCo, PSO and SWEPCo)

In May 2021, certain joint customers submitted a formal challenge at the FERC related to the 2020 Annual Update of the 2019 SPP Transmission Formula Rates of the AEP transmission owning subsidiaries within SPP. In March 2022, the FERC issued an order on the formal challenge which ruled in favor of the joint customers on several issues. Management has determined that the result of the order will have an immaterial impact to the financial statements of AEP, AEPTCo, PSO and SWEPCo. In November 2022, certain joint customers appealed the FERC decision to the U.S. Court of Appeals for the District of Columbia Circuit.

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

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. At that time, PJM stated that the IEC has not been cancelled and remains necessary to alleviate congestion. PJM continues to evaluate reliability and market efficiency in the area. As of December 31, 2022, AEP’s share of IEC capital expenditures was approximately $87 million, located in Total Property, Plant and Equipment - Net on AEP’s balance sheets. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is cancelled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

FERC RTO Incentive Complaint (Applies to AEP, AEPTCo and OPCo)

In February 2022, the Office of the Ohio Consumers’ Counsel (OCC) filed a complaint against AEPSC, American Transmission Systems, Inc. and Duke Energy Ohio, alleging the 50 basis point RTO incentive included in Ohio Transmission Owners’ respective transmission formula rates is not just and reasonable and therefore should be eliminated on the basis that RTO participation is not voluntary, but rather is required by Ohio law. In March 2022, AEPSC filed a motion to dismiss the OCC’s February 2022 complaint with the FERC on the basis of certain deficiencies, including that the complaint fails to request relief that can be granted under FERC regulations because AEPSC is not a public utility nor does it have a transmission rate on file with the FERC. In December 2022, the FERC issued an order removing the 50 basis point RTO incentive from OPCo and OHTCo transmission formula rates effective the date of the February 2022 complaint filing and directed OPCo and OHTCo to provide refunds, with interest, within sixty days of the date of its order. In January 2023, both AEPSC and the OCC filed requests for rehearing with the FERC. A FERC order on rehearing is expected in 2023. Based on management’s preliminary estimates, the December 2022 FERC order is expected to reduce AEP’s pretax income by approximately $20 million on an annual basis.

Request to Update AEGCo Depreciation Rates (Applies to AEP and I&M)

In October 2022, AEP, on behalf of AEGCo, submitted proposed revisions to AEGCo’s depreciation rates for its 50% ownership interest in Rockport Plant, Unit 1 and Unit 2, reflected in AEGCo’s unit power agreement with I&M. The proposed depreciation rates for these assets reflect an estimated 2028 retirement date for the Rockport Plant. AEGCo’s previous FERC-approved depreciation rates for Rockport Plant, Unit 1 were based upon a December 31, 2028 estimated retirement date while AEGCo’s previous FERC-approved depreciation rates for Rockport Plant, Unit 2 leasehold improvements were based upon a December 31, 2022 estimated retirement date in conjunction with the termination of the Rockport Plant, Unit 2 lease.

In December 2022, the FERC issued an order approving the proposed AEGCo Rockport depreciation rates effective January 1, 2023, subject to further review and a potential refund. The FERC established a separate proceeding to review: (a) AEGCo’s acquisition value for the Rockport Plant, Unit 2 base generating asset (original cost and accumulated depreciation), (b) the appropriateness of including future capital additions as stated components in proposed depreciation rates, in light of the UPA’s formula rate mechanism, (c) the appropriateness of applying two different depreciation rates to a single asset common to both units and (d) the accounting and regulatory treatment of Rockport Plant, Unit 2 costs of removal and related AROs. It is expected that the FERC will issue an order on this review in the second half of 2023. This FERC review and subsequent order on these issues could reduce future net income and cash flows and impact financial conditions.

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

Management is seeking or will seek regulatory recovery, as necessary, for any net book value remaining when the plants are retired. To the extent the net book value of these generation assets is not deemed recoverable, it could materially reduce future net income and cash flows and impact financial condition.

Regulated Generating Units that have been Retired

SWEPCo

In April 2016, Welsh Plant, Unit 2 was retired. As part of the 2016 Texas Base Rate Case, the PUCT authorized recovery of SWEPCo’s Texas jurisdictional share of Welsh Plant, Unit 2, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $7 million in 2017. See “2016 Texas Base Rate Case” section of Note 4 for additional information. As part of the 2019 Arkansas Base Rate Case, SWEPCo received approval from the APSC to recover the Arkansas jurisdictional share of Welsh Plant, Unit 2. In December 2020, SWEPCo filed a request with the LPSC to recover the Louisiana jurisdictional share of Welsh Plant, Unit 2. In January 2023, the LPSC approved a settlement agreement which provided recovery of Welsh Plant, Unit 2 as requested. See “2020 Louisiana Base Rate Case” section of Note 4 for additional information.

In December 2021, the Dolet Hills Power Station was retired. As part of the 2020 Texas Base Rate Case, the PUCT authorized recovery of SWEPCo’s Texas jurisdictional share of the Dolet Hills Power Station through 2046, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $12 million in 2021. As part of the 2021 Arkansas Base Rate Case, the APSC authorized recovery of SWEPCo’s Arkansas jurisdictional share of the Dolet Hills Power Station through 2027, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $2 million in the second quarter of 2022. Also, the APSC did not rule on the prudency of the early retirement of the Dolet Hills Power Station, which will be addressed in a future proceeding. As part of the 2020 Louisiana Base Rate Case, the LPSC authorized the recovery of SWEPCo’s Louisiana share of the Dolet Hills Power Station, through a separate rider, through 2032, but did not rule on the prudency of the early retirement of the plant, which is being addressed in a separate proceeding. See “2020 Texas Base Rate Case”, “2020 Louisiana Base Rate Case” and “2021 Arkansas Base Rate Case” sections of Note 4 for additional information.

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

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of December 31, 2022, of generating facilities planned for early retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date	Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$136.3	$145.8	$20.2	(b)	2026	(c)	$14.9
Pirkey Plant	35.1	179.5	39.8		2023	(d)	11.7
Welsh Plant, Units 1 and 3	416.8	85.6	58.3	(e)	2028	(f)	37.9

(a)Represents the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(b)Includes Northeastern Plant, Unit 4, which was retired in 2016. Removal of Northeastern Plant, Unit 4, will be performed with Northeastern Plant, Unit 3, after retirement.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)Pirkey Plant is currently being recovered through 2032 in the Louisiana jurisdiction and through 2045 in the Arkansas and Texas jurisdictions.
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

Dolet Hills Power Station and Related Fuel Operations (Applies to AEP and SWEPCo)

In 2020, management of SWEPCo and CLECO determined DHLC would not develop additional Oxbow Lignite Company (Oxbow) mining areas for future lignite extraction and ceased extraction of lignite at the mine in May 2020. In April 2020, SWEPCo and CLECO jointly filed a notification letter to the LPSC providing notice of the cessation of lignite mining. In December 2021, the Dolet Hills Power Station was retired. While in operation, DHLC provided 100% of the fuel supply to Dolet Hills Power Station.

The remaining book value of Dolet Hills Power Station non-fuel related assets are recoverable by SWEPCo through rate riders. As of December 31, 2022, SWEPCo’s share of the net investment in the Dolet Hills Power Station is $112 million, including materials and supplies, net of cost of removal collected in rates.

Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses and are subject to prudency determinations by the various commissions. After closure of the DHLC mining operations and the Dolet Hills Power Station, additional reclamation and other land-related costs incurred by DHLC and Oxbow will continue to be billed to SWEPCo and included in existing fuel clauses. As of December 31, 2022, SWEPCo had a net under-recovered fuel balance of $257 million, inclusive of costs related to Dolet Hills Power Station billed by DHLC, but excluding impacts of the February 2021 severe winter weather event.

In March 2021, the LPSC issued an order allowing SWEPCo to recover up to $20 million of fuel costs in 2021 and defer approximately $32 million of additional costs with a recovery period to be determined at a later date. In August 2022, the LPSC staff filed testimony recommending fuel disallowances of $72 million, including denial of recovery of the $32 million deferral, with refunds to customers over five years. In September 2022, SWEPCo filed rebuttal testimony addressing the LPSC staff recommendations.

In March 2021, the APSC approved fuel rates that provide recovery of $20 million for the Arkansas share of the 2021 Dolet Hills Power Station fuel costs over five years through the existing fuel clause.

In August 2022, SWEPCo filed a fuel reconciliation with the PUCT covering the fuel period of January 1, 2020 through December 31, 2021. Intervenor testimony is due in the first quarter of 2023 and a decision from the PUCT is expected in the third quarter of 2023.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Pirkey Power Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In 2020, management announced plans to retire the Pirkey Plant in 2023. The Pirkey Plant non-fuel costs are recoverable by SWEPCo through base rates and rate riders. As part of the 2020 Louisiana Base Rate Case, the LPSC authorized recovery of SWEPCo’s Louisiana share of the Pirkey Plant through a separate rider. Fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions. As of December 31, 2022, SWEPCo’s share of the net investment in the Pirkey Plant is $215 million, including CWIP, before cost of removal. Sabine is a mining operator providing mining services to the Pirkey Plant. Under the provisions of the mining agreement, SWEPCo is required to pay, as part of the cost of lignite delivered, an amount equal to mining costs plus a management fee. SWEPCo expects fuel deliveries, including billings of all fixed and operating costs, from Sabine to cease during the first quarter of 2023. Under the fuel agreements, SWEPCo’s fuel inventory and unbilled fuel costs from mining related activities were $43 million as of December 31, 2022. As of December 31, 2022, SWEPCo had a net under-recovered fuel balance of $257 million, inclusive of costs related to Pirkey Plant billed by Sabine, but excluding impacts of the February 2021 severe winter weather event. Upon cessation of lignite deliveries by Sabine to the Pirkey Plant, additional operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Regulatory Assets and Liabilities

Regulatory assets and liabilities are comprised of the following items:

	AEP
	December 31,		Remaining Recovery Period
	2022	2021
Current Regulatory Assets	(in millions)
Under-recovered Fuel Costs - earns a return	$625.7	$409.4	1 year
Under-recovered Fuel Costs - does not earn a return	565.3	175.7	1 year
Unrecovered Winter Storm Fuel Costs - earns a return (a)	95.8	62.7	1 year
Total Current Regulatory Assets (b)	$1,286.8	$647.8

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Pirkey Plant Accelerated Depreciation	$116.5	$87.0
Welsh Plant, Units 1 and 3 Accelerated Depreciation	85.6	45.9
Unrecovered Winter Storm Fuel Costs	84.6	367.5
Dolet Hills Power Station Fuel Costs - Louisiana	32.0	30.9
Dolet Hills Power Station Accelerated Depreciation (c)	9.7	72.3
Plant Retirement Costs - Unrecovered Plant, Louisiana	—	35.2
Other Regulatory Assets Pending Final Regulatory Approval	27.2	9.2
Total Regulatory Assets Currently Earning a Return	355.6	648.0
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	332.7	241.8
2020-2022 Virginia Triennial Under-Earnings	37.9	15.1
Plant Retirement Costs - Asset Retirement Obligation Costs	25.9	25.9
Other Regulatory Assets Pending Final Regulatory Approval	53.9	55.1
Total Regulatory Assets Currently Not Earning a Return	450.4	337.9

Total Regulatory Assets Pending Final Regulatory Approval	806.0	985.9

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant (d)	511.4	522.2	24 years
Long-term Under-recovered Fuel Costs - Oklahoma	252.7	—	2 years
Long-term Under-recovered Fuel Costs - Virginia	223.3	—	2 years
Unrecovered Winter Storm Fuel Costs (e)	148.6	679.3	5 years
Pirkey Plant Accelerated Depreciation - Louisiana	63.0	—	10 years
Rockport Plant Dry Sorbent Injection System and Selective Catalytic Reduction	56.6	66.6	6 years
Plant Retirement Costs - Unrecovered Plant, Dolet Hills Power Station, Louisiana	45.1	—	10 years
Meter Replacement Costs	34.2	44.9	5 years
Environmental Control Projects	33.9	36.2	18 years
Cook Plant Uprate Project	25.3	27.7	11 years
Ohio Distribution Decoupling	19.5	41.6	2 years
Other Regulatory Assets Approved for Recovery	99.5	116.6	various
Total Regulatory Assets Currently Earning a Return	1,513.1	1,535.1
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	975.4	677.0	12 years
Plant Retirement Costs - Asset Retirement Obligation Costs	303.2	293.2	20 years
Unamortized Loss on Reacquired Debt	103.8	111.2	26 years
Cook Plant Nuclear Refueling Outage Levelization	81.2	32.0	3 years
Plant Retirement Costs - Unrecovered Plant, Texas	51.7	51.9	24 years
Peak Demand Reduction/Energy Efficiency	41.7	40.8	4 years
Unrealized Loss on Forward Commitments	40.1	100.8	10 years
Fuel and Purchased Power Adjustment Rider	38.1	12.1	2 years
Ohio Enhanced Service Reliability Plan	33.3	9.5	2 years
2017-2019 Virginia Triennial Under-Earnings	30.1	—	2 years
Postemployment Benefits	27.7	29.1	3 years
Vegetation Management	25.8	29.3	3 years
Smart Grid Costs	25.4	19.3	2 years
Plant Retirement Costs - Unrecovered Plant, Arkansas	21.1	—	5 years
PJM/SPP Annual Formula Rate True-up	20.3	17.6	2 years
Virginia Transmission Rate Adjustment Clause	18.7	37.2	2 years
Storm-Related Costs	11.9	25.4	2 years
Texas Transmission Cost Recovery Factor	3.8	30.6	2 years
Other Regulatory Assets Approved for Recovery	108.8	104.3	various
Total Regulatory Assets Currently Not Earning a Return	1,962.1	1,621.3

Total Regulatory Assets Approved for Recovery	3,475.2	3,156.4

Total Noncurrent Regulatory Assets (f)	$4,281.2	$4,142.3

(a)In 2022, Unrecovered Winter Storm Costs in the Arkansas and Texas jurisdictions were approved for recovery by the APSC and PUCT. As of December 31, 2022, Unrecovered Winter Storm Fuel Costs in the Louisiana jurisdiction are pending final regulatory approval with the LPSC. The current asset balance represents amounts expected to be recovered in the Arkansas, Louisiana and Texas jurisdiction over the next 12 months. See “February 2021 Severe Winter Weather Impacts in SPP” section of SWEPCo Rate Matters in Note 4 for additional information.
(b)Amounts exclude $23 million and $8 million as of December 31, 2022 and 2021, respectively, of Regulatory Asset for Under-Recovered Fuel Costs assets classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(c)2022 amount includes the FERC jurisdiction. 2021 amounts include Arkansas, Louisiana and FERC jurisdictions.
(d)Northeastern Plant, Unit 3 is approved for recovery through 2040, but expected to retire in 2026. PSO records a regulatory asset for accelerated depreciation. See “Regulated Generating Units to be Retired” section above for additional information.
(e)In February 2022, the OCC approved PSO’s securitization of the Unrecovered Winter Storm Fuel Costs. In September 2022, PSO received proceeds of $687 million from the ODFA which issued ratepayer-backed securitization bonds for the purpose of reimbursing PSO for extraordinary fuel costs and purchases of electricity incurred during the February 2021 severe winter weather event, which were previously recorded as Regulatory Assets on PSO’s balance sheet. See “February 2021 Severe Winter Weather Impacts in SPP” section of PSO Rate Matters in Note 4 for additional information.
(f)Amounts exclude $481 million and $477 million as of December 31, 2022 and 2021, respectively, of Regulatory Assets classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

	AEP
	December 31,		Remaining
	2022	2021	Refund Period
Current Regulatory Liabilities	(in millions)
Over-recovered Fuel Costs - pays a return	$1.4	$—	1 year
Over-recovered Fuel Costs - does not pay a return	—	1.5
Total Current Regulatory Liabilities	$1.4	$1.5

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$148.6	$262.2
Total Regulatory Liabilities Currently Paying a Return	148.6	262.2
Regulatory Liabilities Currently Not Paying a Return
Other Regulatory Liabilities Pending Final Regulatory Determination	2.0	0.2
Total Regulatory Liabilities Currently Not Paying a Return	2.0	0.2

Total Regulatory Liabilities Pending Final Regulatory Determination	150.6	262.4

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	3,315.3	3,172.1	(b)
Income Taxes, Net (a)	2,479.3	2,711.4	(c)
Rockport Plant, Unit 2 Accelerated Depreciation for Leasehold Improvements	53.8	4.2	6 years
Renewable Energy Surcharge - Michigan	23.2	14.9	2 years
Other Regulatory Liabilities Approved for Payment	9.5	16.1	various
Total Regulatory Liabilities Currently Paying a Return	5,881.1	5,918.7
Regulatory Liabilities Currently Not Paying a Return
Excess Nuclear Decommissioning Funding	1,318.5	1,939.7	(d)
Deferred Investment Tax Credits	237.3	248.5	34 years
OVEC Purchased Power	47.1	14.8	2 years
Spent Nuclear Fuel	45.8	49.5	(d)
Unrealized Gain on Forward Commitments	41.2	37.2	2 years
2017-2019 Virginia Triennial Revenue Provision	39.1	41.6	26 years
PJM Costs and Off-system Sales Margin Sharing - Indiana	34.2	—	2 years
Over-recovered Fuel Costs - Ohio	32.2	15.2	10 years
PJM Transmission Enhancement Refund	32.1	42.9	3 years
Transition and Restoration Charges - Texas	29.4	26.3	7 years
Peak Demand Reduction/Energy Efficiency	28.6	28.6	2 years
Other Regulatory Liabilities Approved for Payment	82.4	60.9	various
Total Regulatory Liabilities Currently Not Paying a Return	1,967.9	2,505.2

Total Regulatory Liabilities Approved for Payment	7,849.0	8,423.9

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits (e)	$7,999.6	$8,686.3

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $237 million and $387 million for the years ended December 31, 2022 and 2021, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2022 is to be refunded over 6 years.
(d)Relieved when plant is decommissioned.
(e)Amounts exclude $116 million and $148 million as of December 31, 2022 and 2021, respectively, of Regulatory Liabilities and Deferred Investment Tax Credits classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

	AEP Texas
	December 31,		Remaining Recovery Period
Regulatory Assets:	2022	2021
	(in millions)
Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Texas Mobile Generation Lease Payments	$17.6	$—
Total Regulatory Assets Currently Earning a Return	17.6	—
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	26.7	22.4
Vegetation Management Program	5.2	5.2
Texas Retail Electric Provider Bad Debt Expense	4.1	4.1
Other Regulatory Assets Pending Final Regulatory Approval	13.4	9.5
Total Regulatory Assets Currently Not Earning a Return	49.4	41.2

Total Regulatory Assets Pending Final Regulatory Approval	67.0	41.2

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Meter Replacement Costs	16.1	22.7	4 years
Advanced Metering System	—	10.6
Other Regulatory Assets Approved for Recovery	1.4	2.1	various
Total Regulatory Assets Currently Earning a Return	17.5	35.4
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	173.2	119.0	12 years
Vegetation Management Program	12.1	17.4	3 years
Peak Demand Reduction/Energy Efficiency	11.9	14.5	2 years
Storm-Related Costs	8.5	12.8	2 years
Texas Transmission Cost Recovery Factor	3.8	30.6	2 years
Other Regulatory Assets Approved for Recovery	4.3	4.3	various
Total Regulatory Assets Currently Not Earning a Return	213.8	198.6

Total Regulatory Assets Approved for Recovery	231.3	234.0

Total Noncurrent Regulatory Assets	$298.3	$275.2

	AEP Texas
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2022	2021
	(in millions)
Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$13.0	$13.0
Total Regulatory Liabilities Currently Paying a Return	13.0	13.0
Regulatory Liabilities Currently Not Paying a Return
Other Regulatory Liabilities Pending Final Regulatory Determination	1.8	—
Total Regulatory Liabilities Currently Not Paying a Return	1.8	—

Total Regulatory Liabilities Pending Final Regulatory Determination	14.8	13.0

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	766.8	744.7	(b)
Income Taxes, Net (a)	431.6	445.3	(c)
Other Regulatory Liabilities Approved for Payment	4.3	4.8	various
Total Regulatory Liabilities Currently Paying a Return	1,202.7	1,194.8
Regulatory Liabilities Currently Not Paying a Return
Transition and Restoration Charges	29.4	26.3	7 years
Other Regulatory Liabilities Approved for Payment	12.7	7.9	various
Total Regulatory Liabilities Currently Not Paying a Return	42.1	34.2

Total Regulatory Liabilities Approved for Payment	1,244.8	1,229.0

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,259.6	$1,242.0

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets.

	AEPTCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2022	2021
	(in millions)
Noncurrent Regulatory Assets
Regulatory assets approved for recovery:

Regulatory Assets Currently Not Earning a Return
PJM/SPP Annual Formula Rate True-up	$6.8	$8.5	2 years
Total Regulatory Assets Approved for Recovery	6.8	8.5

Total Noncurrent Regulatory Assets (a)	$6.8	$8.5

	AEPTCo
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2022	2021
	(in millions)
Noncurrent Regulatory Liabilities
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (b)	$8.7	$8.7
Total Regulatory Liabilities Pending Final Regulatory Determination	8.7	8.7

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	356.1	271.4	(c)
Income Taxes, Net (b)	350.2	364.0	(d)
Total Regulatory Liabilities Approved for Payment	706.3	635.4

Total Noncurrent Regulatory Liabilities (e)	$715.0	$644.1

(a)Amounts exclude $346 thousand and $0 as of December 31, 2022 and 2021, respectively, of Regulatory Assets classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(b)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(c)Relieved as removal costs are incurred.
(d)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $16 million and $26 million for the years ended December 31, 2022 and 2021, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2022 is to be refunded over 6 years.
(e)Amounts exclude $8 million and $8 million as of December 31, 2022 and 2021, respectively, of Regulatory Liabilities classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

	APCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2022	2021
	(in millions)
Current Regulatory Assets
Under-recovered Fuel Costs - earns a return	$180.7	$127.2	1 year
Under-recovered Fuel Costs - does not earn a return	292.4	74.1	1 year
Total Current Regulatory Assets	$473.1	$201.3

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
COVID-19 - Virginia	$7.0	$6.8
Total Regulatory Assets Currently Earning a Return	7.0	6.8
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs - West Virginia	72.6	53.7
2020-2022 Virginia Triennial Under-Earnings	37.9	15.1
Plant Retirement Costs - Asset Retirement Obligation Costs	25.9	25.9
Other Regulatory Assets Pending Final Regulatory Approval	1.1	3.6
Total Regulatory Assets Currently Not Earning a Return	137.5	98.3

Total Regulatory Assets Pending Final Regulatory Approval	144.5	105.1

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Long-term Under-recovered Fuel Costs - Virginia	223.3	—	2 years
Plant Retirement Costs - Unrecovered Plant	75.6	110.0	21 years
Other Regulatory Assets Approved for Recovery	0.4	0.4	various
Total Regulatory Assets Currently Earning a Return	299.3	110.4
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs	303.1	293.1	15 years
Pension and OPEB Funded Status	108.3	62.7	12 years
Unamortized Loss on Reacquired Debt	74.4	78.2	23 years
2017-2019 Virginia Triennial Under-Earnings	30.1	—	2 years
Virginia Transmission Rate Adjustment Clause	18.7	37.2	2 years
Virginia Clean Economy Act	16.7	—	2 years
Peak Demand Reduction/Energy Efficiency	15.8	17.8	4 years
Postemployment Benefits	13.7	13.3	3 years
Vegetation Management Program - West Virginia	13.7	11.9	2 years
Environmental Compliance Costs	4.3	13.7	2 years
Other Regulatory Assets Approved for Recovery	16.0	14.2	various
Total Regulatory Assets Currently Not Earning a Return	614.8	542.1

Total Regulatory Assets Approved for Recovery	914.1	652.5

Total Noncurrent Regulatory Assets	$1,058.6	$757.6

	APCo
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2022	2021
	(in millions)
Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$30.5	$4.5
Total Regulatory Liabilities Pending Final Regulatory Determination	30.5	4.5

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	713.5	703.3	(b)
Income Taxes, Net (a)	291.3	432.9	(c)
Deferred Investment Tax Credits	0.3	0.3	31 years
Total Regulatory Liabilities Currently Paying a Return	1,005.1	1,136.5
Regulatory Liabilities Currently Not Paying a Return
2017-2019 Virginia Triennial Revenue Provision	39.1	41.6	26 years
Unrealized Gain on Forward Commitments	34.5	28.2	2 years
Over-recovered Deferred Wind Power Costs - Virginia	13.6	8.4	2 years
PJM Transmission Enhancement Refund	9.8	13.0	3 years
Other Regulatory Liabilities Approved for Payment	11.0	6.6	various
Total Regulatory Liabilities Currently Not Paying a Return	108.0	97.8

Total Regulatory Liabilities Approved for Payment	1,113.1	1,234.3

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,143.6	$1,238.8

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $19 million and $84 million for the years ended December 31, 2022 and 2021, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2022 is to be refunded over 6 years.

	I&M
	December 31,		Remaining Recovery Period
Regulatory Assets:	2022	2021
	(in millions)
Current Regulatory Assets
Under-recovered Fuel Costs, Michigan - earns a return	$9.0	$6.4	1 year
Under-recovered Fuel Costs, Indiana - does not earn a return	38.1	—	1 year
Total Current Regulatory Assets	$47.1	$6.4

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.1	$0.1
Total Regulatory Assets Currently Earning a Return	0.1	0.1
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs - Indiana	21.6	—
Other Regulatory Assets Pending Final Regulatory Approval	2.0	3.6
Total Regulatory Assets Currently Not Earning a Return	23.6	3.6

Total Regulatory Assets Pending Final Regulatory Approval	23.7	3.7

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	147.0	170.8	6 years
Rockport Plant Dry Sorbent Injection System and Selective Catalytic Reduction	56.6	66.6	6 years
Cook Plant Uprate Project	25.3	27.7	11 years
Deferred Cook Plant Life Cycle Management Project Costs - Michigan, FERC	12.1	13.1	12 years
Cook Plant Turbine - Indiana	9.0	9.7	16 years
Cook Plant Study Costs	8.7	9.4	13 years
Other Regulatory Assets Approved for Recovery	11.9	6.0	various
Total Regulatory Assets Currently Earning a Return	270.6	303.3
Regulatory Assets Currently Not Earning a Return
Cook Plant Nuclear Refueling Outage Levelization	81.2	32.0	3 years
Pension and OPEB Funded Status	26.9	—	12 years
Unamortized Loss on Reacquired Debt	12.9	14.2	26 years
Peak Demand Energy Efficiency	10.3	2.8	2 years
Postemployment Benefits	7.7	9.0	3 years
Storm-Related Costs - Indiana	3.4	12.6	2 years
PJM Costs and Off-system Sales Margin Sharing - Indiana	—	15.1
Other Regulatory Assets Approved for Recovery	22.9	18.2	various
Total Regulatory Assets Currently Not Earning a Return	165.3	103.9

Total Regulatory Assets Approved for Recovery	435.9	407.2

Total Noncurrent Regulatory Assets	$459.6	$410.9

	I&M
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2022	2021
	(in millions)
Current Regulatory Liabilities
Over-recovered Fuel Costs, Indiana - does not pay a return	$—	$1.5
Total Current Regulatory Liabilities	$—	$1.5

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a) (b)	$(87.7)	$—
Total Regulatory Liabilities Pending Final Regulatory Determination	(87.7)	—

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	170.7	179.7	(c)
Income Taxes, Net (a)	168.6	182.6	(d)
Renewable Energy Surcharge - Michigan	23.2	14.9	2 years
Other Regulatory Liabilities Approved for Payment	3.0	7.0	various
Total Regulatory Liabilities Currently Paying a Return	365.5	384.2
Regulatory Liabilities Currently Not Paying a Return
Excess Nuclear Decommissioning Funding	1,318.5	1,939.7	(e)
Spent Nuclear Fuel	45.8	49.5	(e)
PJM Costs and Off-system Sales Margin Sharing - Indiana	34.2	—	2 years
Deferred Investment Tax Credits	17.4	22.4	28 years
Pension OPEB Funded Status	—	27.6
Environmental Cost Rider - Indiana	—	10.6
Other Regulatory Liabilities Approved for Payment	8.5	13.9	various
Total Regulatory Liabilities Currently Not Paying a Return	1,424.4	2,063.7

Total Regulatory Liabilities Approved for Payment	1,789.9	2,447.9

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,702.2	$2,447.9

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Represents an income tax related regulatory asset, which is presented within net regulatory liabilities on the balance sheet.
(c)Relieved as removal costs are incurred.
(d)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $42 million and $90 million for the years ended December 31, 2022 and 2021, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2022 is to be refunded over 6 years.
(e)Relieved when plant is decommissioned.

	OPCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2022	2021
	(in millions)
Current Regulatory Assets
Under-recovered Fuel Costs - does not earn a return	$3.8	$—	1 year
Total Current Regulatory Assets	$3.8	$—

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$33.8	$3.8
Total Regulatory Assets Pending Final Regulatory Approval	33.8	3.8

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Ohio Distribution Decoupling	19.5	41.6	2 years
Ohio Basic Transmission Cost Rider	14.3	5.2	2 years
Ohio Economic Development Rider	1.1	10.1	2 years
Total Regulatory Assets Currently Earning a Return	34.9	56.9
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	142.7	83.3	12 years
Unrealized Loss on Forward Commitments	40.0	92.1	10 years
Ohio Enhanced Service Reliability Plan	33.3	9.5	2 years
Smart Grid Costs	25.4	19.3	2 years
Postemployment Benefits	6.2	6.2	3 years
PJM Load Service Entity Formula Rate True-up	—	7.5
Other Regulatory Assets Approved for Recovery	11.0	14.4	various
Total Regulatory Assets Currently Not Earning a Return	258.6	232.3

Total Regulatory Assets Approved for Recovery	293.5	289.2

Total Noncurrent Regulatory Assets	$327.3	$293.0

	OPCo
	December 31,		Remaining Refund Period
	2022	2021
Regulatory Liabilities:	(in millions)

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Not Paying a Return
Other Regulatory Liabilities Pending Final Regulatory Determination	$0.2	$0.2
Total Regulatory Liabilities Pending Final Regulatory Determination	0.2	0.2

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	466.5	467.6	(a)
Income Taxes, Net (b)	451.9	480.6	(c)
Total Regulatory Liabilities Currently Paying a Return	918.4	948.2
Regulatory Liabilities Currently Not Paying a Return
OVEC Purchased Power	47.1	14.8	2 years
Over-recovered Fuel Costs	32.2	15.2	10 years
Peak Demand Reduction/Energy Efficiency	23.6	22.5	2 years
PJM Transmission Enhancement Refund	14.7	19.6	3 years
Other Regulatory Liabilities Approved for Payment	7.8	0.4	various
Total Regulatory Liabilities Currently Not Paying a Return	125.4	72.5

Total Regulatory Liabilities Approved for Payment	1,043.8	1,020.7

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,044.0	$1,020.9

(a)Relieved as removal costs are incurred.
(b)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $162 million and $191 million for the years ended December 31, 2022 and 2021, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2022 is to be refunded over 6 years.

	PSO
	December 31,		Remaining Recovery Period
	2022	2021
Regulatory Assets:	(in millions)

Current Regulatory Assets
Under-recovered Fuel Costs - earns a return	$178.7	$194.6	1 year
Total Current Regulatory Assets	$178.7	$194.6

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$25.5	$13.9
Other Regulatory Assets Pending Final Regulatory Approval	0.1	0.3
Total Regulatory Assets Pending Final Regulatory Approval	25.6	14.2

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Long-term Under-recovered Fuel Costs - Oklahoma	252.7	—	2 years
Plant Retirement Costs - Unrecovered Plant (a)	240.6	227.6	24 years
Environmental Control Projects	23.9	25.2	18 years
Meter Replacement Costs	18.1	22.2	5 years
Storm-Related Costs	8.4	17.4	2 years
Unrecovered Winter Storm Fuel Costs	—	679.3	(b)
Other Regulatory Assets Approved for Recovery	9.1	9.8	various
Total Regulatory Assets Currently Earning a Return	552.8	981.5
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	55.2	22.9	12 years
Other Regulatory Assets Approved for Recovery	20.1	18.8	various
Total Regulatory Assets Currently Not Earning a Return	75.3	41.7

Total Regulatory Assets Approved for Recovery	628.1	1,023.2

Total Noncurrent Regulatory Assets	$653.7	$1,037.4

(a)Northeastern Plant, Unit 3 is approved for recovery through 2040, but expected to retire in 2026. PSO records a regulatory asset for accelerated depreciation. See “Regulated Generating Units to be Retired” section above for additional information.
(b)In February 2022, the OCC approved PSO’s securitization of the Unrecovered Winter Storm Fuel Costs. In September 2022, PSO received proceeds of $687 million from the ODFA which issued ratepayer-backed securitization bonds for the purpose of reimbursing PSO for extraordinary fuel costs and purchases of electricity incurred during the February 2021 severe winter weather event, which were previously recorded as Regulatory Assets on PSO’s balance sheet. See “February 2021 Severe Winter Weather Impacts in SPP” section of PSO Rate Matters in Note 4 for additional information.

	PSO
	December 31,		Remaining Refund Period
	2022	2021
Regulatory Liabilities:	(in millions)

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$51.3	$56.2
Total Regulatory Liabilities Pending Final Regulatory Determination	51.3	56.2

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	380.1	423.8	(b)
Asset Removal Costs	316.3	300.2	(c)
Total Regulatory Liabilities Currently Paying a Return	696.4	724.0
Regulatory Liabilities Currently Not Paying a Return
Deferred Investment Tax Credits	48.2	50.8	22 years
Other Regulatory Liabilities Approved for Payment	13.2	4.3	various
Total Regulatory Liabilities Currently Not Paying a Return	61.4	55.1

Total Regulatory Liabilities Approved for Payment	757.8	779.1

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$809.1	$835.3

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $21 million and $46 million for the years ended December 31, 2022 and 2021, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2022 is to be refunded over 2 years.
(c)Relieved as removal costs are incurred.

	SWEPCo
	December 31,		Remaining Recovery Period
	2022	2021
Regulatory Assets:	(in millions)

Current Regulatory Assets
Under-recovered Fuel Costs - earns a return (a)	$257.2	$81.2	1 year
Unrecovered Winter Storm Fuel Costs - earns a return (b)	95.8	62.7	1 year
Total Current Regulatory Assets	$353.0	$143.9

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Pirkey Plant Accelerated Depreciation	$116.5	$87.0
Welsh Plant, Units 1 and 3 Accelerated Depreciation	85.6	45.9
Unrecovered Winter Storm Fuel Costs (b)	84.6	367.5
Dolet Hills Power Station Fuel Costs - Louisiana	32.0	30.9
Dolet Hills Power Station Accelerated Depreciation (c)	9.7	72.3
Plant Retirement Costs - Unrecovered Plant, Louisiana	—	35.2
Other Regulatory Assets Pending Final Regulatory Approval	2.5	2.4
Total Regulatory Assets Currently Earning a Return	330.9	641.2
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs - Louisiana	151.5	148.0
Asset Retirement Obligation - Louisiana	11.8	10.3
Other Regulatory Assets Pending Final Regulatory Approval	16.0	18.4
Total Regulatory Assets Currently Not Earning a Return	179.3	176.7

Total Regulatory Assets Pending Final Regulatory Approval	510.2	817.9

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Unrecovered Winter Storm Fuel Costs (b)	148.6	—	5 years
Pirkey Plant Accelerated Depreciation - Louisiana	63.0	—	10 years
Plant Retirement Costs - Unrecovered Plant, Dolet Hills Power Station - Louisiana	45.1	—	10 years
Plant Retirement Costs - Unrecovered Plant, Welsh Plant, Unit 2 - Louisiana	35.2	—	10 years
Plant Retirement Costs - Unrecovered Plant, Arkansas	13.1	13.7	20 years
Environmental Controls Projects	10.0	11.0	10 years
Other Regulatory Assets Approved for Recovery	6.8	5.2	various
Total Regulatory Assets Currently Earning a Return	321.8	29.9
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	96.2	73.8	12 years
Plant Retirement Costs - Unrecovered Plant, Texas	51.7	51.9	24 years
Plant Retirement Costs - Unrecovered Plant, Arkansas	21.1	—	5 years
Dolet Hills Power Station Fuel Costs - Arkansas	8.9	13.0	4 years
Other Regulatory Assets Approved for Recovery	32.5	18.8	various
Total Regulatory Assets Currently Not Earning a Return	210.4	157.5

Total Regulatory Assets Approved for Recovery	532.2	187.4

Total Noncurrent Regulatory Assets	$1,042.4	$1,005.3

(a)2022 amount includes Arkansas and Texas jurisdictions. 2021 amount includes Arkansas, Louisiana and Texas jurisdictions.
(b)In 2022, Unrecovered Winter Storm Costs in the Arkansas and Texas jurisdictions were approved for recovery by the APSC and PUCT. As of December 31, 2022, Unrecovered Winter Storm Fuel Costs in the Louisiana jurisdiction are pending final regulatory approval with the LPSC. The current asset balance represents amounts expected to be recovered in the Arkansas, Louisiana and Texas jurisdiction over the next 12 months. See “February 2021 Severe Winter Weather Impacts in SPP” section of SWEPCo Rate Matters in Note 4 for additional information.
(c)2022 amount includes the FERC jurisdiction. 2021 amounts include Arkansas, Louisiana and FERC jurisdictions.

	SWEPCo
	December 31,		Remaining Refund Period
	2022	2021
Regulatory Liabilities:	(in millions)

Current Regulatory Liabilities
Over-recovered Fuel Costs - pays a return (a)	$1.4	$—
Total Current Regulatory Liabilities	$1.4	$—

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (b)	$7.0	$—
Total Regulatory Liabilities Pending Final Regulatory Determination	7.0	—

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	481.2	461.3	(c)
Income Taxes, Net (b)	327.6	330.2	(d)
Other Regulatory Liabilities Approved for Payment	2.2	2.4	various
Total Regulatory Liabilities Currently Paying a Return	811.0	793.9
Regulatory Liabilities Currently Not Paying a Return
Other Regulatory Liabilities Approved for Payment	7.7	13.0	various
Total Regulatory Liabilities Currently Not Paying a Return	7.7	13.0

Total Regulatory Liabilities Approved for Payment	818.7	806.9

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$825.7	$806.9

(a)2022 amount includes Louisiana jurisdiction.
(b)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(c)Relieved as removal costs are incurred.
(d)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $7 million and $7 million for the years ended December 31, 2022 and 2021, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2022 is to be refunded over 1 year.

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

In accordance with the accounting guidance for “Commitments”, the following tables summarize the Registrants’ actual contractual commitments as of December 31, 2022:

Contractual Commitments - AEP	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$1,499.8	$1,711.8	$345.4	$252.0	$3,809.0
Energy and Capacity Purchase Contracts	167.8	377.7	349.1	570.5	1,465.1
Total	$1,667.6	$2,089.5	$694.5	$822.5	$5,274.1

Contractual Commitments - APCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$840.9	$1,102.9	$263.2	$9.2	$2,216.2
Energy and Capacity Purchase Contracts	40.5	82.7	79.9	127.0	330.1
Total	$881.4	$1,185.6	$343.1	$136.2	$2,546.3

Contractual Commitments - I&M	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$200.9	$235.2	$53.3	$222.4	$711.8
Energy and Capacity Purchase Contracts	140.9	290.0	273.8	276.8	981.5
Total	$341.8	$525.2	$327.1	$499.2	$1,693.3

Contractual Commitments - OPCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Energy and Capacity Purchase Contracts	$34.4	$66.5	$63.7	$169.8	$334.4

Contractual Commitments - PSO	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$35.8	$14.5	$—	$—	$50.3
Energy and Capacity Purchase Contracts	47.1	116.3	122.8	91.4	377.6
Total	$82.9	$130.8	$122.8	$91.4	$427.9

Contractual Commitments - SWEPCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$133.7	$84.7	$—	$—	$218.4
Energy and Capacity Purchase Contracts	10.1	31.6	13.2	—	54.9
Total	$143.8	$116.3	$13.2	$—	$273.3

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

AEP has $4 billion and $1 billion revolving credit facilities due in March 2027 and 2024, respectively, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. As of December 31, 2022, no letters of credit were issued under the revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under five uncommitted facilities totaling, as of December 31, 2022, $400 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of December 31, 2022 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$287.4	January 2023 to December 2023
AEP Texas	1.8	July 2023

Guarantees of Equity Method Investees (Applies to AEP)

In 2019, AEP acquired a 50% ownership interest in five non-consolidated renewable joint ventures and two renewable tax equity partnerships. Parent issued guarantees over the performance of the joint ventures. If a joint venture were to default on payments or performance, Parent would be required to make payments on behalf of the joint venture. In September 2022, AEP signed a PSA with a nonaffiliate for AEP’s interest in Flat Ridge 2, one of the five non-consolidated joint ventures. The transaction closed in the fourth quarter of 2022. As of December 31, 2022, the maximum potential amount of future payments associated with the remaining guarantees was $59 million, with the last guarantee expiring in December 2035. The non-contingent liability recorded associated with these guarantees was $5 million, with an additional $1 million expected credit loss liability for the contingent portion of the guarantees. In accordance with the accounting guidance for guarantees, the initial recognition of the non-contingent liabilities increased AEP’s carrying values of the respective equity method investees. Management considered historical losses, economic conditions, and reasonable and supportable forecasts in the calculation of the expected credit loss. As the joint ventures generate cash flows through PPAs, the measurement of the contingent portion of the guarantee liability is based upon assessments of the credit quality and default probabilities of the respective PPA counterparties.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of December 31, 2022, there were no material liabilities recorded for any indemnifications.

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

Superfund addresses clean-up of hazardous substances that are released to the environment.  The Federal EPA administers the clean-up programs.  Several states enacted similar laws.  As of December 31, 2022, AGR, APCo, OPCo and SWEPCo are named as a Potentially Responsible Party (PRP) for one, one, two and one sites, respectively, by the Federal EPA for which alleged liability is unresolved.  There are 11 additional sites for which APCo, I&M, KPCo, OPCo and SWEPCo received information requests which could lead to PRP designation.  I&M has also been named potentially liable at two sites under state law and AEP Texas and SWEPCo share potential liability under state law at another site. In those instances where a PRP or defendant has been named, disposal or recycling activities were in accordance with the then-applicable laws and regulations. Superfund does not recognize compliance as a defense, but imposes strict liability on parties who fall within its broad statutory categories.  Liability has been resolved for a number of sites with no significant effect on net income.

Management evaluates the potential liability for each Superfund site separately, but several general statements can be made about potential future liability.  Allegations that materials were disposed at a particular site are often unsubstantiated and the quantity of materials deposited at a site can be small and often non-hazardous.  Although Superfund liability has been interpreted by the courts as joint and several, typically many parties are named as PRPs for each site and several of the parties are financially sound enterprises.  As of December 31, 2022, management’s estimates do not anticipate material clean-up costs for identified Superfund sites.

NUCLEAR CONTINGENCIES (APPLIES TO AEP AND I&M)

I&M owns and operates the two-unit 2,296 MW Cook Plant under licenses granted by the NRC.  I&M has a significant future financial commitment to dispose of SNF and to safely decommission and decontaminate the plant.  The licenses to operate the two nuclear units at the Cook Plant expire in 2034 and 2037. Management is currently evaluating applying for license extensions for both units.  The operation of a nuclear facility also involves special risks, potential liabilities and specific regulatory and safety requirements.  By agreement, I&M is partially liable, together with all other electric utility companies that own nuclear generation units, for a nuclear power plant incident at any nuclear plant in the U.S.  Should a nuclear incident occur at any nuclear power plant in the U.S., the resultant liability could be substantial.

Decommissioning and Low-Level Waste Accumulation Disposal

The costs to decommission a nuclear plant are affected by NRC regulations and the SNF disposal program.  Decommissioning costs are accrued over the service life of Cook Plant.  The most recent decommissioning cost study was performed in 2021.  According to that study, the estimated cost of decommissioning and disposal of low-level radioactive waste was $2.2 billion in 2021 non-discounted dollars, with additional ongoing costs of $7 million per year for post decommissioning storage of SNF and an eventual cost of $33 million for the subsequent decommissioning of the SNF storage facility, also in 2021 non-discounted dollars. I&M recovers estimated decommissioning costs for the Cook Plant in its rates.  The amounts recovered in rates were $2 million, $4 million and $4 million for the years ended December 31, 2022, 2021 and 2020, respectively.  Decommissioning costs recovered from customers are deposited in external trusts.

As of December 31, 2022 and 2021, the total decommissioning trust fund balances were $3 billion and $3.5 billion, respectively.  The decrease in the trust fund balance was driven by unfavorable investment performance in 2022. Trust fund earnings increase the fund assets and may decrease the amount remaining to be recovered from customers. Trust fund losses decrease the fund assets and may increase the amount remaining to be recovered from customers.  The decommissioning costs (including unrealized gains and losses, interest and trust funds expenses) increase or decrease the recorded liability.

I&M continues to work with regulators and customers to establish rates designed to collect the estimated costs of decommissioning the Cook Plant.  However, future net income and cash flows would be reduced and financial condition could be impacted if the cost of SNF disposal and decommissioning increases and cannot be recovered.

Spent Nuclear Fuel Disposal

The federal government is responsible for permanent SNF disposal and assesses fees to nuclear plant owners for SNF disposal.  A fee of one-mill per KWh for fuel consumed after April 6, 1983 at the Cook Plant was collected from customers and remitted to the DOE through May 14, 2014. In May 2014, pursuant to court order from the U.S Court of Appeals for the District of Columbia Circuit, the DOE adjusted the fee to $0. As of December 31, 2022 and 2021, fees and related interest of $286 million and $281 million, respectively, for fuel consumed prior to April 7, 1983 were recorded as Long-term Debt and funds collected from customers along with related earnings totaling $330 million and $329 million, respectively, to pay the fee, were recorded as part of Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.  I&M has not paid the government the pre-April 1983 fees due to continued delays and uncertainties related to the federal disposal program.

In 2011, I&M signed a settlement agreement with the federal government which permits I&M to make annual filings to recover certain SNF storage costs incurred as a result of the government’s delay in accepting SNF for permanent storage.  Under the settlement agreement, I&M received $3 million, $14 million and $24 million in 2022, 2021 and 2020, respectively, to recover costs and will be eligible to receive additional payment of annual claims for allowed costs that are incurred through December 31, 2022.  The proceeds reduced costs for dry cask storage.  As of December 31, 2022 and 2021, I&M deferred $21 million and $3 million, respectively, in Prepayments and Other Current Assets and $3 million and $21 million, respectively, in Deferred Charges and Other Noncurrent Assets on the balance sheets for dry cask storage and related operation and maintenance costs for recovery under this agreement. See “Fair Value Measurements of Trust Assets for Decommissioning and SNF Disposal” section of Note 11 for additional information.

Nuclear Insurance

I&M carries nuclear property insurance of $2.7 billion to cover a nuclear incident at Cook Plant including coverage for decontamination and stabilization, as well as premature decommissioning caused by a nuclear incident.  Insurance coverage for a nonnuclear property incident at Cook Plant is $500 million.  Additional insurance provides coverage for a weekly indemnity payment resulting from an insured accidental outage.  I&M utilizes industry mutual insurers for the placement of this insurance coverage.  Coverage from these industry mutual insurance programs require a contingent financial obligation of up to $41 million for I&M, which is assessable if the insurer’s financial resources would be inadequate to pay for industry losses.

The Price-Anderson Act, extended through December 31, 2025, establishes insurance protection for public nuclear liability arising from a nuclear incident of $13.7 billion and applies to any incident at a licensed reactor in the U.S.  Commercially available insurance, which must be carried for each licensed reactor, provides $450 million of primary coverage.  In the event of a nuclear incident at any nuclear plant in the U.S., the remainder of the liability would be provided by a deferred premium assessment of $275 million per nuclear incident on Cook Plant’s reactors payable in annual installments of $41 million.  The number of incidents for which payments could be required is not limited.

In the event of an incident of a catastrophic nature, I&M is covered for public nuclear liability for the first $450 million through commercially available insurance.  The next level of liability coverage of up to $13.2 billion would be covered by claim premium assessments made under the Price-Anderson Act. In the event nuclear losses or liabilities are underinsured or exceed accumulated funds, I&M would seek recovery of those amounts from customers through a rate increase. If recovery from customers is not possible, it could reduce future net income and cash flows and impact financial condition.

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

After the litigation proceeded at the district court and appellate court, in April 2021, I&M and AEGCo reached an agreement to acquire 100% of the interests in Rockport Plant, Unit 2 for $116 million from certain financial institutions that own the unit through trusts established by Wilmington Trust, the nonaffiliated owner trustee of the ownership interests in the unit. The transaction closed at the expiration of the Rockport Plant, Unit 2 lease in December 2022 and also resulted in a final settlement of, and release of claims in, the lease litigation.

Subsequent to the end of the Rockport Plant, Unit 2 lease in December 2022, AEGCo’s 50% ownership share of Rockport Plant, Unit 2 is being billed to I&M under a FERC-approved UPA. I&M’s purchased power from AEGCo and I&M’s 50% ownership share of Rockport Plant, Unit 2 electricity generated represent a merchant resource for I&M until Rockport Plant, Unit 2 is retired in 2028. A 2021 IURC order approved a settlement agreement addressing the future use of Rockport Plant, Unit 2 as a short-term capacity resource through the June 2023 - May 2024 PJM planning year. The MPSC issued an order in February 2023 approving the settlement agreement on I&M’s 2022 Integrated Resource Plan (IRP) filing, which included certain cost recovery for the remaining net book value of leasehold improvements made during the term of the Rockport Plant, Unit 2 lease and future use of Rockport Plant, Unit 2 as a capacity resource. If I&M cannot recover its future investment and expenses related to the merchant share of Rockport Plant Unit 2, it could reduce future net income and cash flows and impact financial condition.

Claims Challenging Transition of American Electric Power System Retirement Plan to Cash Balance Formula

Four participants in The American Electric Power System Retirement Plan (the Plan) filed a class action complaint in December 2021 in the U.S. District Court for the Southern District of Ohio against AEPSC and the Plan. When the Plan’s benefit formula was changed in the year 2000, AEP provided a special provision for employees hired before January 1, 2001, allowing them to continue benefit accruals under the then benefit formula for a full 10 years alongside of the new cash balance benefit formula then being implemented.  Employees who were hired on or after January 1, 2001 accrued benefits only under the new cash balance benefit formula.  The plaintiffs assert a number of claims on behalf of themselves and the purported class, including that: (a) the Plan violates the requirements under the Employee Retirement Income Security Act (ERISA) intended to preclude back-loading the accrual of benefits to the end of a participant’s career, (b) the Plan violates the age discrimination prohibitions of ERISA and the Age Discrimination in Employment Act and (c) AEP failed to provide required notice regarding the changes to the Plan. Among other relief, the Complaint seeks reformation of the Plan to provide additional benefits and the recovery of plan benefits for former employees under such reformed plan. The plaintiffs previously had submitted claims for additional plan benefits to AEP, which were denied. On February 15, 2022, AEPSC and the Plan filed a motion to dismiss the complaint for failure to state a claim. On August 16, 2022, the district court granted the motion to dismiss the complaint without prejudice. The plaintiffs filed a motion for leave to file an amended complaint, which the Court denied on December 1, 2022. The plaintiffs did not file an appeal by the deadline of January 3, 2023.

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

In August 2020, an AEP shareholder filed a putative class action lawsuit in the U.S. District Court for the Southern District of Ohio against AEP and certain of its officers for alleged violations of securities laws. The amended complaint alleged misrepresentations or omissions by AEP regarding: (a) its alleged participation in or connection to public corruption with respect to the passage of HB 6 and (b) its regulatory, legislative, political contribution, 501(c)(4) organization contribution and lobbying activities in Ohio. The complaint sought monetary damages, among other forms of relief. In December 2021, the district court issued an opinion and order dismissing the securities litigation complaint with prejudice, determining that the complaint failed to plead any actionable misrepresentations or omissions. The plaintiffs did not appeal the ruling.

In January 2021, an AEP shareholder filed a derivative action in the U.S. District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court entered a scheduling order in the New York state court derivative action staying the case other than with respect to briefing the motion to dismiss. AEP filed substantive and forum-based motions to dismiss on April 29, 2022. On September 13, 2022, the New York state court granted the forum-based motion to dismiss with prejudice and the plaintiffs subsequently filed a notice of appeal with the New York appellate court. On January 20, 2023, the New York plaintiff filed a motion to intervene in the pending Ohio federal court action and withdrew his appeal in New York on January 24, 2023. AEP filed a brief in opposition to intervention on February 3, 2023. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP filed a motion to dismiss the amended complaint on May 3, 2022 and briefing on the motion to dismiss has been completed. Discovery remains stayed pending the district court’s ruling on the motion to dismiss. The plaintiff in the Ohio state court case advised that they no longer agreed to stay the proceedings, therefore, AEP filed a motion to continue the stays of proceedings on May 20, 2022 and the plaintiff filed an amended complaint on June 2, 2022. On June 15, 2022, the Ohio state court entered an order continuing the stays of that case until the resolution of the consolidated derivative actions pending in Ohio federal district court. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the passage of HB 6 and documents relating to AEP’s policies and financial processes and controls. In August 2022, AEP received a second subpoena from the SEC seeking various additional documents relating to its ongoing investigation. AEP is cooperating fully with the SEC’s investigation, which has included taking testimony from certain individuals. Although the outcome of the SEC’s investigation cannot be predicted, management does not believe the results of this investigation will have a material impact on financial condition, results of operations or cash flows.

Claims for Indemnification Related to Damages Resulting from the Federal EPA’s Denial of Alternative Closure Deadline for Gavin Plant and Associated Findings of Compliance

In November 2022, the Federal EPA issued a final decision denying Gavin Power LLC’s requested extension to allow a CCR surface impoundment at the Gavin Power Station to continue to receive CCR and non-CCR waste streams after April 11, 2021 until May 4, 2023 (the Gavin Denial). As part of the Gavin Denial, the Federal EPA made several determinations related to the CCR Rule (see “Environmental Issues - Coal Combustion Residual (CCR) Rule” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information), including a determination that the closure of the 300 acre unlined fly ash reservoir (FAR) is noncompliant with the CCR Rule in multiple respects. The Gavin Power Station was formerly owned and operated by AEP and was sold to Gavin Power LLC and Lightstone Generation LLC in 2017. Pursuant to the PSA, AEP maintained responsibility to complete closure of the FAR in accordance with the closure plan approved by the Ohio EPA which was completed in July 2021. The PSA contains indemnification provisions, pursuant to which the owners of the Gavin Power Station have notified AEP they believe they are entitled to indemnification for any damages that may result from the Gavin Denial, as well as any future enforcement or litigation resulting from the Federal EPA’s determinations of noncompliance with various aspects of the CCR Rule as part of the Gavin Denial. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the PSA. In addition, Gavin Power LLC, several AEP subsidiaries, and other parties have filed Petitions for Review of the Gavin Denial with the U.S. Court of Appeals for the District of Columbia Circuit. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

North Central Wind Energy Facilities (Vertically Integrated Utilities Segment) (Applies to AEP, PSO and SWEPCo)

In 2020, PSO and SWEPCo received regulatory approvals to acquire the NCWF, comprised of three Oklahoma wind facilities totaling 1,484 MWs, on a fixed cost turn-key basis. PSO and SWEPCo own undivided interests of 45.5% and 54.5% of the NCWF, respectively. In total, the three wind facilities cost approximately $2 billion and consist of Traverse (998 MW), Maverick (287 MW) and Sundance (199 MW). Output from the NCWF serves retail load in PSO’s Oklahoma service territory and both retail and FERC wholesale load in SWEPCo’s service territories in Arkansas and Louisiana. The Oklahoma and Louisiana portions of the NCWF revenue requirement, net of PTC benefit, are recoverable through authorized riders until the amounts are reflected in base rates. Recovery of the Arkansas portion of the NCWF revenue requirement through base rates was approved by the APSC in May 2022. The NCWF are subject to various regulatory performance requirements. If these performance requirements are not met, PSO and SWEPCo would recognize a regulatory liability to refund retail customers.

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

In accordance with the guidance for “Business Combinations,” management determined that the acquisitions of the NCWF projects represent asset acquisitions.  As of December 31, 2022 and 2021, PSO had approximately $901 million and $316 million and SWEPCo had approximately $1.1 billion and $378 million, respectively, of gross Property, Plant and Equipment on the balance sheets related to the NCWF projects. On an ongoing basis, management further determined that PSO and SWEPCo should apply the joint plant accounting model to account for their respective undivided interests in the assets, liabilities, revenues and expenses of the NCWF projects.

The respective Purchase and Sale Agreements (PSAs) include collective interests in numerous land contracts, as originally executed between the nonaffiliated party and the respective owners of the properties as defined in the contracts. These contracts provide for easement and access rights to the land that Sundance, Maverick and Traverse were built upon. The lessee interests in the land contracts were transferred to Sundance, Maverick and Traverse (and subsequently to PSO and SWEPCo) as a part of the closings of the respective PSAs. The current Obligations Under Operating Leases related to the NCWF projects were not material as of December 31, 2022 and 2021 for PSO and SWEPCo. See the table below for the noncurrent Obligations Under Operating Leases for the NCWF projects for PSO and SWEPCo:

	PSO		SWEPCo
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(in millions)
Project
Sundance	$12.6	$12.6	$15.1	$15.1
Maverick	18.0	18.0	21.6	21.6
Traverse	39.8	—	47.7	—
Total	$70.4	$30.6	$84.4	$36.7

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

ASSETS AND LIABILITIES HELD FOR SALE

2022

Disposition of KPCo and KTCo (Vertically Integrated Utilities and AEP Transmission Holdco Segments) (Applies to AEP and AEPTCo)

In October 2021, AEP entered into a Stock Purchase Agreement (SPA) to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to certain conditions contingent upon the closing of the sale. AEP has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) and the Committee on Foreign Investment in the United States during 2022. Clearance under the HSR expired in January 2023. AEP and Liberty refiled a joint application seeking HSR clearance in February 2023. The sale is also contingent upon FERC approval under Section 203 of the Federal Power Act. The parties to the SPA have certain termination rights if the closing of the sale does not occur by April 26, 2023.

Transfer of Ownership

FERC Proceedings

In December 2021, Liberty, KPCo and KTCo (the applicants) requested FERC approval of the sale under Section 203 of the Federal Power Act. In February 2022, several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission rates of applicants. In April 2022, the FERC issued a deficiency letter stating that the Section 203 application is deficient and that additional information is required to process it. In May 2022, Liberty, KPCo and KTCo supplemented the application. In December 2022, the FERC issued an order denying, without prejudice, authorization of the proposed sale stating the applicants failed to demonstrate the proposed transaction will not have an adverse effect on rates.

In January 2023, AEP, AEPTCo, and Liberty entered into an amendment to the SPA that specified the applicants will submit a new filing for approval under Section 203 of the Federal Power Act. The new filing was submitted to the FERC on February 14, 2023. The applicants requested expedited treatment of the new filing, including an accelerated comment period. In response, the FERC granted a shortened 45 day comment period. The applicants believe the new Section 203 application addresses the concerns raised in the FERC’s December 2022 order. The application contains several additional commitments by Liberty to mitigate potential adverse impacts on FERC jurisdictional rates over the next five years, including: a) maintaining the current return on equity; b) maintaining the current cost cap on equity; c) financing future investments at the current credit rating; and d) capping certain operating and administrative costs. The sale remains subject to FERC approval. The statute requires an order from the FERC within 180 days of the February 14, 2023 filing date in accordance with Section 203 of the Federal Power Act.

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

Mitchell Plant Operations and Maintenance Agreement and Ownership Agreement

KPCo and WPCo each own a 50% undivided interest in the 1,560 MW coal-fired Mitchell Plant. As of December 31, 2022 and 2021, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $577 million and $586 million, respectively. The SPA includes a condition precedent to closing requiring the issuance of regulatory orders approving new Mitchell Plant agreements.

The KPSC and WVPSC issued orders proposing materially different modifications to the Mitchell Plant agreements filed by AEP such that the new agreements could not be executed by the parties. In lieu of new agreements, in July 2022, KPCo and WPCo confirmed with the KPSC and WVPSC, respectively, that they will continue operating under the existing Mitchell Agreement, utilizing the Mitchell Agreement Operating Committee’s authority under that agreement to issue appropriate resolutions so the parties can operate in accordance with each state commission’s directives related to CCR and ELG investment. In September 2022, pursuant to resolutions under the existing Mitchell Plant agreement, WPCo replaced KPCo as the Operator of Mitchell Plant.

Summary

As a result of the conditions imposed by the KPSC’s May 2022 order, in the second quarter of 2022, AEP recorded a $69 million loss on the expected sale of the Kentucky Operations in accordance with accounting guidance for Fair Value Measurement.

In September 2022, AEP, AEPTCo and Liberty entered into an amendment to the SPA which reduced the purchase price to approximately $2.646 billion and Liberty agreed to waive, upon FERC approval of the sale, the SPA condition precedent to closing requiring the issuance of regulatory orders approving new proposed Mitchell Plant agreements. Further, as a result of the reduced purchase price from the September Amendment and the change to the anticipated timing of the completion of the transaction, AEP recorded an additional $194 million pretax loss ($149 million net of tax) on the expected sale of the Kentucky Operations in the third quarter of 2022 in accordance with the accounting guidance for Fair Value Measurement.

As a result of the December 2022 FERC order and resulting delay in the anticipated timing of the closing of the transaction, AEP recorded an additional $100 million pretax loss ($79 million net of tax) on the expected sale of the Kentucky Operations in December 2022 in accordance with the accounting guidance for Fair Value Measurement. In total, AEP recorded a $363 million pretax loss of ($297 million net of tax) on the expected sale of the Kentucky Operations for the twelve months ended December 31, 2022.

Management believes it is probable that FERC authorization under Section 203 of the Federal Power Act will be received and closing will occur after receipt of the order. Therefore, the assets and liabilities of KPCo and KTCo were classified as Held for Sale in the December 31, 2022 balance sheets of AEP and AEPTCo. Upon closing, Liberty will acquire the assets and assume the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction. AEP expects cash proceeds, net of taxes and transaction fees, from the sale of approximately $1.2 billion. AEP plans to use the proceeds from the sale to fund its continued investment in regulated businesses, including transmission and regulated renewables projects. If additional reductions in the fair value of the Kentucky Operations occur, it would reduce future net income and cash flows.

Because the depreciation of Kentucky assets will continue to be reflected in revenues through customer rates until the expected closing of the transaction and will be reflected in the carryover basis of the rate-regulated assets once sold, AEP and AEPTCo will continue to recognize depreciation on those assets through the close of the transaction. Depreciation expense of $99 million and $4 million associated with KPCo and KTCo was recognized for the year ended December 31, 2022.

The Income Before Income Tax Expense (Benefit) of KPCo and KTCo were not material to AEP and AEPTCo on their respective statements of income for the twelve months ended December 31, 2022 and 2021.

The major classes of KPCo and KTCo’s assets and liabilities presented in Assets Held for Sale and Liabilities Held for Sale on the balance sheets of AEP and AEPTCo are shown in the table below:

	AEP		AEPTCo
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(in millions)
ASSETS
Accounts Receivable and Accrued Unbilled Revenues	$97.7	$33.2	$1.8	$1.5
Fuel, Materials and Supplies	48.2	30.6	—	—
Property, Plant and Equipment, Net	2,419.4	2,302.7	169.8	165.3
Regulatory Assets	504.1	484.7	0.3	—
Other Classes of Assets that are not Major	51.3	68.5	6.1	1.1
Total Major Classes of Assets Held for Sale	3,120.7	2,919.7	178.0	167.9
Loss on the Expected Sale of Kentucky Operations (net of $66.1 million of Income Taxes)	(297.2)	—	—	—
Assets Held for Sale	$2,823.5	$2,919.7	$178.0	$167.9

LIABILITIES
Accounts Payable	$57.8	$53.4	$1.5	$1.1
Long-term Debt Due Within One Year	490.0	200.0	—	—
Customer Deposits	38.8	32.4	—	—
Deferred Income Taxes	469.7	441.6	16.1	15.4
Long-term Debt	688.4	903.1	—	—
Regulatory Liabilities and Deferred Investment Tax Credits	116.0	148.1	8.2	7.6
Other Classes of Liabilities that are not Major	95.0	102.3	2.8	3.5
Liabilities Held for Sale	$1,955.7	$1,880.9	$28.6	$27.6

DISPOSITIONS

2022

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

Subsequent to the closing of the sale, AGR continues to recognize Cardinal Plant, Unit 1 on its balance sheet due to continuing involvement through the PPA. As of December 31, 2022, the net book value of Cardinal Plant, Unit 1 was not material.

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

2020

Conesville Plant (Generation & Marketing Segment) (Applies to AEP)

In June 2020, AEP and a nonaffiliated joint-owner executed an Environmental Liability and Property Transfer and Asset Purchase Agreement with a nonaffiliated third-party related to the merchant Conesville Plant site. The purchaser took ownership of the assets and assumed responsibility for environmental liabilities, including ash pond closure, asbestos abatement and decommissioning and demolition of the Conesville Plant site. In consideration of the transfer of the acquired assets to the purchaser and the purchaser’s assumption of liabilities, AEP paid approximately $98 million over three years, derecognized $106 million in ARO and recorded an immaterial gain on the transaction which is recorded in Other Operation on the statements of income. AEP paid approximately $26 million at closing in June 2020 and made additional payments totaling $72 million in quarterly installments from October 2020 to June 2022.

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

2022

Flat Ridge 2 Wind LLC (Generation & Marketing Segment) (Applies to AEP)

In 2019, AEP acquired a 50% ownership interest in five non-consolidated joint ventures, including Flat Ridge 2 Wind LLC (Flat Ridge 2), and two tax equity partnerships. The five non-consolidated joint ventures are jointly owned and operated by BP Wind Energy. Flat Ridge 2 sells electricity to three counterparties through long-term PPAs.

Regarding AEP’s investment in Flat Ridge 2, in June 2022, as a result of deteriorating financial performance, sale negotiations and AEP’s ongoing evaluation and ultimate decision to exit the investment in the near term, AEP determined a decline in the fair value of AEP’s investment in Flat Ridge 2 was other than temporary. In accordance with the accounting guidance for “Investments - Equity Method and Joint Ventures”, in the second quarter of 2022 AEP recorded a pretax other than temporary impairment charge of $186 million which is presented in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s Statement of Income. AEP’s determination of fair value utilized the accounting guidance for Fair Value Measurement market approach to valuation and was based on negotiations to sell the investment to a non-affiliate. In the third quarter of 2022, AEP recorded an additional $2 million pretax other than temporary impairment charge which is presented in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s Statement of Income. In September 2022, AEP signed a Purchase and Sale Agreement with a nonaffiliate for AEP’s interest in Flat Ridge 2. The transaction closed in the fourth quarter of 2022 and had an immaterial impact on the financial statements at closing.

2021

2020 Texas Base Rate Case (Vertically Integrated Utilities Segment) (Applies to AEP and SWEPCo)

In January 2022, the PUCT issued a final order which included a return of investment only for the recovery of the Dolet Hills Power Station. As a result of the final order, SWEPCo recorded a disallowance of $12 million associated with the lack of return on the Dolet Hills Power Station. In February 2022, SWEPCo filed a motion for rehearing with the PUCT challenging denial of a reasonable return or carrying costs on the Dolet Hills Power Station among other items. In April 2022, the PUCT denied the motion for rehearing. In May 2022, SWEPCo filed a petition for review with the Texas District Court seeking a judicial review of the several errors challenged in the PUCT’s final order. See “2020 Texas Base Rate Case” section of Note 4 for additional information.

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

Actuarial Assumptions for Benefit Obligations

The weighted-average assumptions used in the measurement of the Registrants’ benefit obligations are shown in the following tables:

	Pension Plans		OPEB
	December 31,
Assumption	2022	2021	2022	2021
Discount Rate	5.50%	2.90%	5.50%	2.90%
Interest Crediting Rate	4.25%	4.00%	NA	NA

NA    Not applicable.

	Pension Plans
	December 31,
Assumption – Rate of Compensation Increase (a)	2022	2021
AEP	5.05%	5.10%
AEP Texas	5.15%	5.10%
APCo	4.90%	4.85%
I&M	5.00%	5.00%
OPCo	5.35%	5.30%
PSO	5.15%	5.10%
SWEPCo	5.00%	4.95%

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

For 2022, the rate of compensation increase assumed varies with the age of the employee, ranging from 3% per year to 11.5% per year, with the average increase shown in the table above.  The compensation increase rates reflect variations in each Registrants’ population participating in the pension plan.

Actuarial Assumptions for Net Periodic Benefit Costs

The weighted-average assumptions used in the measurement of each Registrants’ benefit costs are shown in the following tables:

	Pension Plans			OPEB
	Year Ended December 31,
Assumption	2022	2021	2020	2022	2021	2020
Discount Rate	2.90%	2.50%	3.25%	2.90%	2.55%	3.30%
Interest Crediting Rate	4.00%	4.00%	4.00%	NA	NA	NA
Expected Return on Plan Assets	5.25%	4.75%	5.75%	5.50%	4.75%	5.50%

NA    Not applicable.

	Pension Plans
	Year Ended December 31,
Assumption – Rate of Compensation Increase (a)	2022	2021	2020
AEP	5.05%	5.10%	5.00%
AEP Texas	5.15%	5.10%	5.05%
APCo	4.90%	4.85%	4.85%
I&M	5.00%	5.00%	5.00%
OPCo	5.35%	5.30%	5.25%
PSO	5.15%	5.10%	5.05%
SWEPCo	5.00%	4.95%	4.90%

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

The health care trend rate assumptions used for OPEB plans measurement purposes are shown below:

	December 31,
Health Care Trend Rates	2022	2021
Initial	7.50%	6.25%
Ultimate	4.50%	4.50%
Year Ultimate Reached	2029	2029

Significant Concentrations of Risk within Plan Assets

In addition to establishing the target asset allocation of plan assets, the investment policy also places restrictions on securities to limit significant concentrations within plan assets.  The investment policy establishes guidelines that govern maximum market exposure, security restrictions, prohibited asset classes, prohibited types of transactions, minimum credit quality, average portfolio credit quality, portfolio duration and concentration limits.  The guidelines were established to mitigate the risk of loss due to significant concentrations in any investment.  Management monitors the plans to control security diversification and ensure compliance with the investment policy.  As of December 31, 2022, the assets were invested in compliance with all investment limits.  See “Investments Held in Trust for Future Liabilities” section of Note 1 for limit details.

Benefit Plan Obligations, Plan Assets, Funded Status and Amounts Recognized on the Balance Sheets

For the year ended December 31, 2022, the pension plans had an actuarial gain primarily due to an increase in the discount rate and was partially offset by increases in the assumed lump sum conversion rate and cash balance account interest crediting rate. For the year ended December 31, 2022, the OPEB plans had an actuarial gain primarily due to an increase in the discount rate and updated per capita cost assumptions. The OPEB plans gains were partially offset by a projected reduction in the Employer Group Waiver Program catastrophic reinsurance offset provided to AEP, resulting from the Inflation Reduction Act as well as an increase in the health care cost trend assumption. For the year ended December 31, 2021, the pension plans had an actuarial gain primarily due to an increase in the discount rate, partially offset by less favorable demographic experience than expected, resulting from the updated census information as of January 1, 2021. For the year ended December 31, 2021, the OPEB plans had an actuarial gain primarily due to an increase in the discount rate and an update of the projected reimbursements from the Employer Group Waiver Program under Medicare Part D. The following tables provide a reconciliation of the changes in the plans’ benefit obligations, fair value of plan assets, funded status and the presentation on the balance sheets.  The benefit obligation for the defined benefit pension and OPEB plans are the projected benefit obligation and the accumulated benefit obligation, respectively.

AEP	Pension Plans		OPEB
	2022	2021	2022	2021
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$5,187.0	$5,544.5	$1,041.3	$1,210.9
Service Cost	123.1	129.2	7.4	9.5
Interest Cost	148.2	137.2	29.2	30.5
Actuarial Gain	(983.4)	(173.9)	(109.8)	(120.1)
Plan Amendments	—	—	—	(5.4)
Benefit Payments	(402.2)	(450.0)	(140.1)	(126.0)
Participant Contributions	—	—	44.1	41.3
Medicare Subsidy	—	—	0.5	0.6
Benefit Obligation as of December 31,	$4,072.7	$5,187.0	$872.6	$1,041.3

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$5,352.9	$5,556.6	$2,044.3	$1,946.7
Actual Gain (Loss) on Plan Assets	(833.7)	239.2	(403.6)	176.5
Company Contributions (a)	7.7	7.1	4.6	5.8
Participant Contributions	—	—	44.1	41.3
Benefit Payments	(402.2)	(450.0)	(140.1)	(126.0)
Fair Value of Plan Assets as of December 31,	$4,124.7	$5,352.9	$1,549.3	$2,044.3

Funded Status as of December 31,	$52.0	$165.9	$676.7	$1,003.0

(a)No contributions were made to the qualified pension plan for the years ended December 31, 2022 and 2021, respectively. Contributions to the non-qualified pension plans were $8 million and $7 million for the years ended December 31, 2022 and 2021, respectively.

	Pension Plans		OPEB
	December 31,
AEP	2022	2021	2022	2021
	(in millions)
Deferred Charges and Other Noncurrent Assets – Prepaid Benefit Costs	$113.4	$244.3	$699.5	$1,040.8
Other Current Liabilities – Accrued Short-term Benefit Liability	(6.3)	(7.6)	(2.5)	(2.7)
Employee Benefits and Pension Obligations – Accrued Long-term Benefit Liability	(55.1)	(70.8)	(20.3)	(35.1)
Funded Status	$52.0	$165.9	$676.7	$1,003.0

AEP Texas	Pension Plans		OPEB
	2022	2021	2022	2021
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$419.8	$453.2	$80.5	$96.3
Service Cost	11.1	11.8	0.5	0.7
Interest Cost	12.1	11.2	2.2	2.4
Actuarial Gain	(67.8)	(10.9)	(7.1)	(12.3)
Plan Amendments	—	—	—	(0.5)
Benefit Payments	(41.1)	(45.5)	(10.9)	(9.3)
Participant Contributions	—	—	3.4	3.2
Benefit Obligation as of December 31,	$334.1	$419.8	$68.6	$80.5

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$444.9	$474.0	$168.8	$162.3
Actual Gain (Loss) on Plan Assets	(69.2)	16.0	(33.0)	12.5
Company Contributions	0.5	0.4	—	0.1
Participant Contributions	—	—	3.4	3.2
Benefit Payments	(41.1)	(45.5)	(10.9)	(9.3)
Fair Value of Plan Assets as of December 31,	$335.1	$444.9	$128.3	$168.8

Funded Status as of December 31,	$1.0	$25.1	$59.7	$88.3

	Pension Plans		OPEB
	December 31,
AEP Texas	2022	2021	2022	2021
	(in millions)
Deferred Charges and Other Noncurrent Assets – Prepaid Benefit Costs	$3.7	$28.7	$59.7	$88.3
Other Current Liabilities – Accrued Short-term Benefit Liability	(0.4)	(0.3)	—	—
Deferred Credits and Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(2.3)	(3.3)	—	—
Funded Status	$1.0	$25.1	$59.7	$88.3

APCo	Pension Plans		OPEB
	2022	2021	2022	2021
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$621.7	$670.8	$167.3	$198.2
Service Cost	11.4	11.9	0.8	1.0
Interest Cost	17.5	16.4	4.7	4.9
Actuarial Gain	(123.1)	(28.5)	(16.2)	(21.4)
Plan Amendments	—	—	—	(0.9)
Benefit Payments	(41.8)	(48.9)	(23.0)	(21.3)
Participant Contributions	—	—	7.0	6.6
Medicare Subsidy	—	—	0.1	0.2
Benefit Obligation as of December 31,	$485.7	$621.7	$140.7	$167.3

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$683.3	$701.3	$302.3	$293.0
Actual Gain (Loss) on Plan Assets	(109.8)	30.9	(59.3)	21.9
Company Contributions	—	—	1.6	2.1
Participant Contributions	—	—	7.0	6.6
Benefit Payments	(41.8)	(48.9)	(23.0)	(21.3)
Fair Value of Plan Assets as of December 31,	$531.7	$683.3	$228.6	$302.3

Funded Status as of December 31,	$46.0	$61.6	$87.9	$135.0

	Pension Plans		OPEB
	December 31,
APCo	2022	2021	2022	2021
	(in millions)
Employee Benefits and Pension Assets – Prepaid Benefit Costs	$46.6	$62.4	$106.3	$158.1
Other Current Liabilities – Accrued Short-term Benefit Liability	—	—	(1.6)	(1.8)
Employee Benefits and Pension Obligations – Accrued Long-term Benefit Liability	(0.6)	(0.8)	(16.8)	(21.3)
Funded Status	$46.0	$61.6	$87.9	$135.0

I&M	Pension Plans		OPEB
	2022	2021	2022	2021
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$612.1	$653.3	$118.6	$141.4
Service Cost	16.2	17.5	0.9	1.3
Interest Cost	17.0	16.2	3.4	3.5
Actuarial Gain	(138.0)	(29.5)	(8.7)	(16.8)
Plan Amendments	—	—	—	(0.7)
Benefit Payments	(40.5)	(45.4)	(18.3)	(15.3)
Participant Contributions	—	—	6.0	5.2
Benefit Obligation as of December 31,	$466.8	$612.1	$101.9	$118.6

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$681.5	$698.1	$248.7	$238.2
Actual Gain (Loss) on Plan Assets	(107.4)	28.8	(45.9)	20.6
Company Contributions	0.1	—	—	—
Participant Contributions	—	—	6.0	5.2
Benefit Payments	(40.5)	(45.4)	(18.3)	(15.3)
Fair Value of Plan Assets as of December 31,	$533.7	$681.5	$190.5	$248.7

Funded Status as of December 31,	$66.9	$69.4	$88.6	$130.1

	Pension Plans		OPEB
	December 31,
I&M	2022	2021	2022	2021
	(in millions)
Deferred Charges and Other Noncurrent Assets – Prepaid Benefit Costs	$68.5	$71.4	$88.6	$130.1
Other Current Liabilities – Accrued Short-term Benefit Liability	(0.1)	(0.1)	—	—
Deferred Credits and Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(1.5)	(1.9)	—	—
Funded Status	$66.9	$69.4	$88.6	$130.1

OPCo	Pension Plans		OPEB
	2022	2021	2022	2021
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$470.7	$510.3	$104.9	$126.4
Service Cost	11.2	11.4	0.6	0.8
Interest Cost	13.3	12.5	3.0	3.0
Actuarial Gain	(97.9)	(24.1)	(8.9)	(15.6)
Plan Amendments	—	—	—	(0.6)
Benefit Payments	(33.7)	(39.4)	(15.5)	(13.6)
Participant Contributions	—	—	4.8	4.5
Benefit Obligation as of December 31,	$363.6	$470.7	$88.9	$104.9

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$524.8	$543.1	$220.0	$213.0
Actual Gain (Loss) on Plan Assets	(84.8)	21.1	(43.1)	16.1
Company Contributions	0.1	—	—	—
Participant Contributions	—	—	4.8	4.5
Benefit Payments	(33.7)	(39.4)	(15.5)	(13.6)
Fair Value of Plan Assets as of December 31,	$406.4	$524.8	$166.2	$220.0

Funded Status as of December 31,	$42.8	$54.1	$77.3	$115.1

	Pension Plans		OPEB
	December 31,
OPCo	2022	2021	2022	2021
	(in millions)
Deferred Charges and Other Noncurrent Assets – Prepaid Benefit Costs	$43.1	$54.8	$77.3	$115.1
Deferred Credits and Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(0.3)	(0.7)	—	—
Funded Status	$42.8	$54.1	$77.3	$115.1

PSO	Pension Plans		OPEB
	2022	2021	2022	2021
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$252.6	$279.9	$54.4	$64.0
Service Cost	7.4	8.0	0.4	0.6
Interest Cost	7.0	6.7	1.5	1.6
Actuarial Gain	(52.9)	(17.2)	(5.2)	(6.8)
Plan Amendments	—	—	—	(0.3)
Benefit Payments	(21.8)	(24.8)	(7.9)	(7.0)
Participant Contributions	—	—	2.5	2.3
Benefit Obligation as of December 31,	$192.3	$252.6	$45.7	$54.4

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$286.2	$299.8	$114.0	$107.8
Actual Gain (Loss) on Plan Assets	(46.0)	11.1	(23.2)	10.9
Company Contributions	0.1	0.1	—	—
Participant Contributions	—	—	2.5	2.3
Benefit Payments	(21.8)	(24.8)	(7.9)	(7.0)
Fair Value of Plan Assets as of December 31,	$218.5	$286.2	$85.4	$114.0

Funded Status as of December 31,	$26.2	$33.6	$39.7	$59.6

	Pension Plans		OPEB
	December 31,
PSO	2022	2021	2022	2021
	(in millions)
Employee Benefits and Pension Assets – Prepaid Benefit Costs	$27.6	$35.5	$39.7	$59.6
Other Current Liabilities – Accrued Short-term Benefit Liability	(0.1)	(0.1)	—	—
Deferred Credits and Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(1.3)	(1.8)	—	—
Funded Status	$26.2	$33.6	$39.7	$59.6

SWEPCo	Pension Plans		OPEB
	2022	2021	2022	2021
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$317.7	$334.5	$65.2	$77.1
Service Cost	10.6	11.2	0.6	0.8
Interest Cost	9.1	8.5	1.8	1.9
Actuarial Gain	(57.9)	(3.5)	(6.6)	(9.2)
Plan Amendments	—	—	—	(0.4)
Benefit Payments	(28.8)	(33.0)	(8.8)	(7.6)
Participant Contributions	—	—	2.9	2.6
Benefit Obligation as of December 31,	$250.7	$317.7	$55.1	$65.2

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$308.3	$326.9	$136.6	$129.9
Actual Gain (Loss) on Plan Assets	(48.3)	14.3	(27.7)	11.7
Company Contributions	0.1	0.1	—	—
Participant Contributions	—	—	2.9	2.6
Benefit Payments	(28.8)	(33.0)	(8.8)	(7.6)
Fair Value of Plan Assets as of December 31,	$231.3	$308.3	$103.0	$136.6

Funded (Underfunded) Status as of December 31,	$(19.4)	$(9.4)	$47.9	$71.4

	Pension Plans		OPEB
	December 31,
SWEPCo	2022	2021	2022	2021
	(in millions)
Deferred Charges and Other Noncurrent Assets – Prepaid Benefit Costs	$—	$—	$47.9	$71.4
Other Current Liabilities – Accrued Short-term Benefit Liability	(0.1)	(0.1)	—	—
Employee Benefits and Pension Obligations – Accrued Long-term Benefit Liability	(19.3)	(9.3)	—	—
Funded (Underfunded) Status	$(19.4)	$(9.4)	$47.9	$71.4

Amounts Included in Regulatory Assets, Deferred Income Taxes and AOCI

The following tables show the components of the plans included in Regulatory Assets, Deferred Income Taxes and AOCI and the items attributable to the change in these components:

AEP	Pension Plans		OPEB
	December 31,
	2022	2021	2022	2021
Components	(in millions)
Net Actuarial (Gain) Loss	$935.6	$894.7	$300.0	$(103.6)
Prior Service Cost (Credit)	0.2	0.2	(90.5)	(161.9)

Recorded as
Regulatory Assets	$841.8	$878.0	$126.0	$(195.1)
Deferred Income Taxes	19.9	3.6	17.5	(14.7)
Net of Tax AOCI	74.1	13.3	66.0	(55.7)

AEP	Pension Plans		OPEB
	2022	2021	2022	2021
Components	(in millions)
Actuarial (Gain) Loss During the Year	$103.9	$(183.4)	$403.6	$(205.5)
Amortization of Actuarial Loss	(63.0)	(101.5)	—	—
Prior Service Credit	—	—	—	(5.5)
Amortization of Prior Service Credit	—	—	71.4	70.9
Change for the Year Ended December 31,	$40.9	$(284.9)	$475.0	$(140.1)

AEP Texas	Pension Plans		OPEB
	December 31,
	2022	2021	2022	2021
Components	(in millions)
Net Actuarial (Gain) Loss	$161.9	$144.7	$29.7	$(5.2)
Prior Service Credit	—	—	(7.6)	(13.7)

Recorded as
Regulatory Assets	$151.2	$136.7	$22.0	$(17.7)
Deferred Income Taxes	2.4	1.8	0.1	(0.2)
Net of Tax AOCI	8.3	6.2	—	(1.0)

AEP Texas	Pension Plans		OPEB
	2022	2021	2022	2021
Components	(in millions)
Actuarial (Gain) Loss During the Year	$22.4	$(7.5)	$34.9	$(17.5)
Amortization of Actuarial Loss	(5.2)	(8.3)	—	—
Prior Service Credit	—	—	—	(0.4)
Amortization of Prior Service Credit	—	—	6.1	6.0
Change for the Year Ended December 31,	$17.2	$(15.8)	$41.0	$(11.9)

APCo	Pension Plans		OPEB
	December 31,
	2022	2021	2022	2021
Components	(in millions)
Net Actuarial (Gain) Loss	$95.6	$83.9	$40.5	$(18.9)
Prior Service Credit	—	—	(13.4)	(23.8)

Recorded as
Regulatory Assets	$93.6	$82.5	$14.7	$(19.8)
Deferred Income Taxes	0.4	0.3	2.5	(4.9)
Net of Tax AOCI	1.6	1.1	9.9	(18.0)

APCo	Pension Plans		OPEB
	2022	2021	2022	2021
Components	(in millions)
Actuarial (Gain) Loss During the Year	$19.1	$(30.4)	$59.4	$(30.0)
Amortization of Actuarial Loss	(7.4)	(12.0)	—	—
Prior Service Credit	—	—	—	(0.9)
Amortization of Prior Service Credit	—	—	10.4	10.3
Change for the Year Ended December 31,	$11.7	$(42.4)	$69.8	$(20.6)

I&M	Pension Plans		OPEB
	December 31,
	2022	2021	2022	2021
Components	(in millions)
Net Actuarial (Gain) Loss	$(6.9)	$(1.6)	$40.2	$(10.7)
Prior Service Credit	—	—	(12.4)	(22.1)

Recorded as
Regulatory Assets/Liabilities (a)	$4.8	$3.1	$22.1	$(30.7)
Deferred Income Taxes	(2.4)	(1.0)	1.2	(0.4)
Net of Tax AOCI	(9.3)	(3.7)	4.5	(1.7)

(a)Recorded as a Regulatory Asset as of December 31, 2022 and recorded as a Regulatory Liability as of December 31, 2021.

I&M	Pension Plans		OPEB
	2022	2021	2022	2021
Components	(in millions)
Actuarial (Gain) Loss During the Year	$1.8	$(29.4)	$50.9	$(26.3)
Amortization of Actuarial Loss	(7.1)	(11.7)	—	—
Prior Service Credit	—	—	—	(0.7)
Amortization of Prior Service Credit	—	—	9.7	9.6
Change for the Year Ended December 31,	$(5.3)	$(41.1)	$60.6	$(17.4)

OPCo	Pension Plans		OPEB
	December 31,
	2022	2021	2022	2021
Components	(in millions)
Net Actuarial (Gain) Loss	$124.3	$118.1	$27.6	$(18.5)
Prior Service Credit	—	—	(9.2)	(16.3)

Recorded as
Regulatory Assets	$124.3	$118.1	$18.4	$(34.8)

OPCo	Pension Plans		OPEB
	2022	2021	2022	2021
Components	(in millions)
Actuarial (Gain) Loss During the Year	$11.7	$(22.8)	$46.1	$(22.1)
Amortization of Actuarial Loss	(5.5)	(9.1)	—	—
Prior Service Credit	—	—	—	(0.6)
Amortization of Prior Service Credit	—	—	7.1	7.2
Change for the Year Ended December 31,	$6.2	$(31.9)	$53.2	$(15.5)

PSO	Pension Plans		OPEB
	December 31,
	2022	2021	2022	2021
Components	(in millions)
Net Actuarial (Gain) Loss	$38.8	$35.0	$22.0	$(2.1)
Prior Service Credit	—	—	(5.6)	(10.0)

Recorded as
Regulatory Assets	$38.8	$35.0	$16.4	$(12.1)

PSO	Pension Plans		OPEB
	2022	2021	2022	2021
Components	(in millions)
Actuarial (Gain) Loss During the Year	$6.7	$(16.0)	$24.1	$(12.6)
Amortization of Actuarial Loss	(2.9)	(4.9)	—	—
Prior Service Credit	—	—	—	(0.3)
Amortization of Prior Service Credit	—	—	4.4	4.4
Change for the Year Ended December 31,	$3.8	$(20.9)	$28.5	$(8.5)

SWEPCo	Pension Plans		OPEB
	December 31,
	2022	2021	2022	2021
Components	(in millions)
Net Actuarial (Gain) Loss	$77.6	$76.4	$25.0	$(3.5)
Prior Service Credit	—	—	(7.0)	(12.3)

Recorded as
Regulatory Assets	$77.6	$76.4	$11.2	$(8.9)
Deferred Income Taxes	—	—	1.5	(1.4)
Net of Tax AOCI	—	—	5.3	(5.5)

SWEPCo	Pension Plans		OPEB
	2022	2021	2022	2021
Components	(in millions)
Actuarial (Gain) Loss During the Year	$5.0	$(4.3)	$28.5	$(15.0)
Amortization of Actuarial Loss	(3.8)	(6.2)	—	—
Prior Service Credit	—	—	—	(0.4)
Amortization of Prior Service Credit	—	—	5.3	5.3
Change for the Year Ended December 31,	$1.2	$(10.5)	$33.8	$(10.1)

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

Pension and OPEB Assets

The fair value tables within Pension and OPEB Assets present the classification of assets for AEP within the fair value hierarchy. All Level 1, 2, 3 and Other amounts can be allocated to the Registrant Subsidiaries using the percentages in the table below:

	Pension Plan		OPEB
	December 31,
Company	2022	2021	2022	2021
AEP Texas	8.1%	8.3%	8.3%	8.3%
APCo	12.9%	12.8%	14.8%	14.8%
I&M	12.9%	12.7%	12.3%	12.2%
OPCo	9.9%	9.8%	10.7%	10.8%
PSO	5.3%	5.3%	5.5%	5.6%
SWEPCo	5.6%	5.8%	6.6%	6.7%

The following table presents the classification of pension plan assets for AEP within the fair value hierarchy as of December 31, 2022:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities (a):
Domestic	$347.6	$—	$—	$—	$347.6	8.4%
International	398.4	—	—	—	398.4	9.7%
Common Collective Trusts (b)	—	—	—	379.9	379.9	9.2%
Subtotal – Equities	746.0	—	—	379.9	1,125.9	27.3%

Fixed Income (a):
United States Government and Agency Securities	(0.6)	1,071.4	—	—	1,070.8	26.0%
Corporate Debt	—	891.7	—	—	891.7	21.6%
Foreign Debt	—	140.2	—	—	140.2	3.4%
State and Local Government	—	37.0	—	—	37.0	0.9%
Other – Asset Backed	—	0.8	—	—	0.8	—%
Subtotal – Fixed Income	(0.6)	2,141.1	—	—	2,140.5	51.9%

Infrastructure (b)	—	—	—	109.2	109.2	2.6%
Real Estate (b)	—	—	—	276.9	276.9	6.7%
Alternative Investments (b)	—	—	—	319.7	319.7	7.8%
Cash and Cash Equivalents (b)	—	64.9	—	58.3	123.2	3.0%
Other – Pending Transactions and Accrued Income (c)	—	—	—	29.3	29.3	0.7%

Total	$745.4	$2,206.0	$—	$1,173.3	$4,124.7	100.0%

(a)Includes investment securities loaned to borrowers under the securities lending program. See the “Investments Held in Trust for Future Liabilities” section of Note 1 for additional information.
(b)Amounts in “Other” column represent investments for which fair value is measured using net asset value per-share.
(c)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.

The following table presents the classification of OPEB plan assets for AEP within the fair value hierarchy as of December 31, 2022:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities:
Domestic	$414.1	$—	$—	$—	$414.1	26.7%
International	265.0	—	—	—	265.0	17.1%
Common Collective Trusts (a)	—	—	—	169.1	169.1	10.9%
Subtotal – Equities	679.1	—	—	169.1	848.2	54.7%

Fixed Income:
Common Collective Trust – Debt (a)	—	—	—	120.3	120.3	7.8%
United States Government and Agency Securities	0.1	155.8	—	—	155.9	10.1%
Corporate Debt	—	141.5	—	—	141.5	9.1%
Foreign Debt	—	21.0	—	—	21.0	1.4%
State and Local Government	62.9	7.8	—	—	70.7	4.6%
Subtotal – Fixed Income	63.0	326.1	—	120.3	509.4	33.0%

Trust Owned Life Insurance:
International Equities	—	46.7	—	—	46.7	3.0%
United States Bonds	—	110.3	—	—	110.3	7.1%
Subtotal – Trust Owned Life Insurance	—	157.0	—	—	157.0	10.1%

Cash and Cash Equivalents (a)	23.2	—	—	6.7	29.9	1.9%
Other – Pending Transactions and Accrued Income (b)	—	—	—	4.8	4.8	0.3%

Total	$765.3	$483.1	$—	$300.9	$1,549.3	100.0%

(a)Amounts in “Other” column represent investments for which fair value is measured using net asset value per-share.
(b)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.

The following table presents the classification of pension plan assets for AEP within the fair value hierarchy as of December 31, 2021:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities (a):
Domestic	$388.9	$—	$—	$—	$388.9	7.2%
International	465.7	—	—	—	465.7	8.7%
Common Collective Trusts (b)	—	—	—	463.9	463.9	8.7%
Subtotal – Equities	854.6	—	—	463.9	1,318.5	24.6%

Fixed Income (a):
United States Government and Agency Securities	0.1	1,557.6	—	—	1,557.7	29.1%
Corporate Debt	—	1,295.9	—	—	1,295.9	24.2%
Foreign Debt	—	259.4	—	—	259.4	4.8%
State and Local Government	—	57.1	—	—	57.1	1.1%
Other – Asset Backed	—	1.3	—	—	1.3	—%
Subtotal – Fixed Income	0.1	3,171.3	—	—	3,171.4	59.2%

Infrastructure (b)	—	—	—	92.1	92.1	1.7%
Real Estate (b)	—	—	—	232.6	232.6	4.4%
Alternative Investments (b)	—	—	—	448.8	448.8	8.4%
Cash and Cash Equivalents (b)	—	64.3	—	53.4	117.7	2.2%
Other – Pending Transactions and Accrued Income (c)	—	—	—	(28.2)	(28.2)	(0.5)%

Total	$854.7	$3,235.6	$—	$1,262.6	$5,352.9	100.0%

(a)Includes investment securities loaned to borrowers under the securities lending program. See the “Investments Held in Trust for Future Liabilities” section of Note 1 for additional information.
(b)Amounts in “Other” column represent investments for which fair value is measured using net asset value per-share.
(c)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.

The following table presents the classification of OPEB plan assets for AEP within the fair value hierarchy as of December 31, 2021:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities:
Domestic	$474.0	$—	$—	$—	$474.0	23.2%
International	296.3	—	—	—	296.3	14.5%
Common Collective Trusts (a)	—	—	—	265.0	265.0	13.0%
Subtotal – Equities	770.3	—	—	265.0	1,035.3	50.7%

Fixed Income:
Common Collective Trust – Debt (a)	—	—	—	167.7	167.7	8.2%
United States Government and Agency Securities	—	222.4	—	—	222.4	10.9%
Corporate Debt	—	233.2	—	—	233.2	11.4%
Foreign Debt	—	39.8	—	—	39.8	2.0%
State and Local Government	91.9	13.6	—	—	105.5	5.1%
Subtotal – Fixed Income	91.9	509.0	—	167.7	768.6	37.6%

Trust Owned Life Insurance:
International Equities	—	23.4	—	—	23.4	1.1%
United States Bonds	—	171.3	—	—	171.3	8.4%
Subtotal – Trust Owned Life Insurance	—	194.7	—	—	194.7	9.5%

Cash and Cash Equivalents (a)	33.0	—	—	6.7	39.7	1.9%
Other – Pending Transactions and Accrued Income (b)	—	—	—	6.0	6.0	0.3%

Total	$895.2	$703.7	$—	$445.4	$2,044.3	100.0%

(a)Amounts in “Other” column represent investments for which fair value is measured using net asset value per-share.
(b)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.

Accumulated Benefit Obligation

The accumulated benefit obligation for the pension plans is as follows:

Accumulated Benefit Obligation	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Qualified Pension Plan	$3,827.4	$315.4	$470.1	$443.8	$344.1	$179.1	$234.0
Nonqualified Pension Plans	55.6	2.5	0.3	1.2	0.1	1.2	1.1
Total as of December 31, 2022	$3,883.0	$317.9	$470.4	$445.0	$344.2	$180.3	$235.1

Accumulated Benefit Obligation	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Qualified Pension Plan	$4,822.5	$391.4	$597.0	$575.2	$440.0	$232.1	$291.4
Nonqualified Pension Plans	69.7	3.3	0.4	1.2	0.3	1.5	1.3
Total as of December 31, 2021	$4,892.2	$394.7	$597.4	$576.4	$440.3	$233.6	$292.7

Obligations in Excess of Fair Values

The tables below show the underfunded pension plans that had obligations in excess of plan assets.

Projected Benefit Obligation

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Projected Benefit Obligation	$61.5	$2.7	$0.6	$1.6	$0.3	$1.5	$250.7
Fair Value of Plan Assets	—	—	—	—	—	—	231.3
Underfunded Projected Benefit Obligation as of December 31, 2022	$(61.5)	$(2.7)	$(0.6)	$(1.6)	$(0.3)	$(1.5)	$(19.4)

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Projected Benefit Obligation	$78.4	$3.6	$0.8	$1.9	$0.7	$1.9	$317.7
Fair Value of Plan Assets	—	—	—	—	—	—	308.3
Underfunded Projected Benefit Obligation as of December 31, 2021	$(78.4)	$(3.6)	$(0.8)	$(1.9)	$(0.7)	$(1.9)	$(9.4)

Accumulated Benefit Obligation

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Accumulated Benefit Obligation	$55.6	$2.5	$0.3	$1.2	$0.1	$1.2	$235.1
Fair Value of Plan Assets	—	—	—	—	—	—	231.3
Underfunded Accumulated Benefit Obligation as of December 31, 2022	$(55.6)	$(2.5)	$(0.3)	$(1.2)	$(0.1)	$(1.2)	$(3.8)

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Accumulated Benefit Obligation	$69.7	$3.3	$0.4	$1.2	$0.3	$1.5	$1.3
Fair Value of Plan Assets	—	—	—	—	—	—	—
Underfunded Accumulated Benefit Obligation as of December 31, 2021	$(69.7)	$(3.3)	$(0.4)	$(1.2)	$(0.3)	$(1.5)	$(1.3)

Estimated Future Benefit Payments and Contributions

The estimated pension benefit payments and contributions to the trust are at least the minimum amount required by the Employee Retirement Income Security Act plus payment of unfunded non-qualified benefits.  For the qualified pension plan, additional discretionary contributions may also be made to maintain the funded status of the plan.   For OPEB plans, expected payments include the payment of unfunded benefits.  The following table provides the estimated contributions and payments by Registrant for 2023:

Company	Pension Plans	OPEB
	(in millions)
AEP	$6.3	$3.1
AEP Texas	0.4	0.1
APCo	—	1.6
I&M	0.1	—
PSO	0.1	—
SWEPCo	0.1	—

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

Pension Plans	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2023	$369.0	$35.4	$43.7	$38.1	$32.3	$19.2	$24.2
2024	373.6	36.3	43.6	39.8	31.9	18.9	25.1
2025	368.8	35.2	42.5	40.7	32.4	19.0	25.3
2026	369.6	35.0	43.0	40.4	32.0	19.2	25.5
2027	364.3	32.6	41.8	41.0	31.6	18.4	25.4
Years 2028 to 2032, in Total	1,702.3	138.9	202.1	196.4	146.0	81.1	107.9

OPEB Benefit Payments	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2023	$116.0	$9.1	$19.0	$14.9	$12.6	$6.7	$7.5
2024	117.6	9.5	19.3	15.0	12.6	6.9	7.8
2025	126.9	10.4	20.5	16.1	13.5	7.4	8.5
2026	127.4	10.6	20.4	16.3	13.4	7.3	8.6
2027	126.8	10.6	20.3	16.1	13.3	7.1	8.5
Years 2028 to 2032, in Total	604.0	48.5	95.8	75.1	62.3	32.2	41.2

OPEB Medicare Subsidy Receipts	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2023	$0.2	$—	$0.1	$—	$—	$—	$—
2024	0.3	—	0.1	—	—	—	—
2025	0.3	—	0.1	—	—	—	—
2026	0.3	—	0.1	—	—	—	—
2027	0.3	—	0.1	—	—	—	—
Years 2028 to 2032, in Total	1.6	—	0.5	—	—	—	—

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

AEP	Pension Plans			OPEB
	Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(in millions)
Service Cost	$123.1	$129.2	$111.9	$7.4	$9.5	$10.0
Interest Cost	148.2	137.2	167.9	29.2	30.5	39.8
Expected Return on Plan Assets	(253.4)	(229.7)	(264.9)	(110.0)	(91.1)	(95.6)
Amortization of Prior Service Credit	—	—	—	(71.4)	(70.9)	(69.8)
Amortization of Net Actuarial Loss	63.0	101.5	93.7	—	—	5.9
Settlements	—	—	—	—	—	—
Net Periodic Benefit Cost (Credit)	80.9	138.2	108.6	(144.8)	(122.0)	(109.7)
Capitalized Portion	(53.8)	(55.7)	(47.0)	(3.2)	(4.1)	(4.2)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$27.1	$82.5	$61.6	$(148.0)	$(126.1)	$(113.9)

AEP Texas	Pension Plans			OPEB
	Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(in millions)
Service Cost	$11.1	$11.8	$10.0	$0.5	$0.7	$0.8
Interest Cost	12.1	11.2	13.9	2.2	2.4	3.2
Expected Return on Plan Assets	(21.0)	(19.5)	(22.7)	(9.1)	(7.5)	(8.0)
Amortization of Prior Service Credit	—	—	—	(6.1)	(6.0)	(5.9)
Amortization of Net Actuarial Loss	5.2	8.3	7.8	—	—	0.5
Net Periodic Benefit Cost (Credit)	7.4	11.8	9.0	(12.5)	(10.4)	(9.4)
Capitalized Portion	(6.2)	(6.6)	(5.5)	(0.3)	(0.4)	(0.4)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$1.2	$5.2	$3.5	$(12.8)	$(10.8)	$(9.8)

APCo	Pension Plans			OPEB
	Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(in millions)
Service Cost	$11.4	$11.9	$10.5	$0.8	$1.0	$1.0
Interest Cost	17.5	16.4	20.3	4.7	4.9	6.6
Expected Return on Plan Assets	(32.3)	(29.1)	(33.6)	(16.3)	(13.5)	(14.4)
Amortization of Prior Service Credit	—	—	—	(10.4)	(10.3)	(10.2)
Amortization of Net Actuarial Loss	7.4	12.0	11.2	—	—	0.9
Net Periodic Benefit Cost (Credit)	4.0	11.2	8.4	(21.2)	(17.9)	(16.1)
Capitalized Portion	(5.0)	(5.2)	(4.5)	(0.4)	(0.4)	(0.4)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$(1.0)	$6.0	$3.9	$(21.6)	$(18.3)	$(16.5)

I&M	Pension Plans			OPEB
	Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(in millions)
Service Cost	$16.2	$17.5	$15.4	$0.9	$1.3	$1.4
Interest Cost	17.0	16.2	19.7	3.4	3.5	4.7
Expected Return on Plan Assets	(32.4)	(28.9)	(33.3)	(13.7)	(11.1)	(11.7)
Amortization of Prior Service Credit	—	—	—	(9.7)	(9.6)	(9.5)
Amortization of Net Actuarial Loss	7.1	11.7	10.8	—	—	0.7
Net Periodic Benefit Cost (Credit)	7.9	16.5	12.6	(19.1)	(15.9)	(14.4)
Capitalized Portion	(4.6)	(4.9)	(4.3)	(0.3)	(0.4)	(0.4)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$3.3	$11.6	$8.3	$(19.4)	$(16.3)	$(14.8)

OPCo	Pension Plans			OPEB
	Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(in millions)
Service Cost	$11.2	$11.4	$9.7	$0.6	$0.8	$0.9
Interest Cost	13.3	12.5	15.4	3.0	3.0	4.2
Expected Return on Plan Assets	(24.8)	(22.3)	(26.3)	(12.0)	(9.7)	(10.5)
Amortization of Prior Service Credit	—	—	—	(7.1)	(7.2)	(7.0)
Amortization of Net Actuarial Loss	5.5	9.1	8.5	—	—	0.7
Net Periodic Benefit Cost (Credit)	5.2	10.7	7.3	(15.5)	(13.1)	(11.7)
Capitalized Portion	(6.1)	(6.2)	(5.0)	(0.3)	(0.4)	(0.5)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$(0.9)	$4.5	$2.3	$(15.8)	$(13.5)	$(12.2)

PSO	Pension Plans			OPEB
	Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(in millions)
Service Cost	$7.4	$8.0	$7.3	$0.4	$0.6	$0.7
Interest Cost	7.0	6.7	8.5	1.5	1.6	2.1
Expected Return on Plan Assets	(13.4)	(12.3)	(14.5)	(6.1)	(5.0)	(5.2)
Amortization of Prior Service Credit	—	—	—	(4.4)	(4.4)	(4.4)
Amortization of Net Actuarial Loss	2.9	4.9	4.7	—	—	0.3
Net Periodic Benefit Cost (Credit)	3.9	7.3	6.0	(8.6)	(7.2)	(6.5)
Capitalized Portion	(3.2)	(3.4)	(2.8)	(0.2)	(0.3)	(0.3)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$0.7	$3.9	$3.2	$(8.8)	$(7.5)	$(6.8)

SWEPCo	Pension Plans			OPEB
	Years Ended December 31,
	2022	2021	2020	2022	2021	2020
	(in millions)
Service Cost	$10.6	$11.2	$9.9	$0.6	$0.8	$0.8
Interest Cost	9.1	8.5	10.2	1.8	1.9	2.5
Expected Return on Plan Assets	(14.6)	(13.5)	(15.7)	(7.3)	(6.1)	(6.3)
Amortization of Prior Service Credit	—	—	—	(5.3)	(5.3)	(5.2)
Amortization of Net Actuarial Loss	3.8	6.2	5.7	—	—	0.4
Net Periodic Benefit Cost (Credit)	8.9	12.4	10.1	(10.2)	(8.7)	(7.8)
Capitalized Portion	(4.0)	(4.1)	(3.4)	(0.2)	(0.3)	(0.3)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$4.9	$8.3	$6.7	$(10.4)	$(9.0)	$(8.1)

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

The following table provides the cost for matching contributions to the retirement savings plans by Registrant:

	Year Ended December 31,
Company	2022	2021	2020
	(in millions)
AEP	$81.9	$79.9	$81.8
AEP Texas	6.5	6.4	6.4
APCo	7.8	7.6	7.7
I&M	11.1	10.9	11.3
OPCo	7.7	7.2	7.3
PSO	4.7	4.6	4.9
SWEPCo	6.4	6.4	6.7

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

Multiemployer Pension Benefits (Applies to AEP)

UMWA pension benefits are provided through the United Mine Workers of America 1974 Pension Plan (Employer Identification Number: 52-1050282, Plan Number 002), a multiemployer plan. The UMWA pension benefits are administered by a board of trustees appointed in equal numbers by the UMWA and the Bituminous Coal Operators’ Association (BCOA), an industry bargaining association. AEP makes contributions to the United Mine Workers of America 1974 Pension Plan based on provisions in its labor agreement and the plan documents. The UMWA pension plan is different from single-employer plans as an employer’s contributions may be used to provide benefits to employees of other participating employers.  A withdrawing employer may be subject to a withdrawal liability, which is calculated based upon that employer’s share of the plan’s unfunded benefit obligations.  If an employer fails to make required contributions or if its payments in connection with its withdrawal liability fall short of satisfying its share of the plan’s unfunded benefit obligations, the remaining employers may be allocated a greater share of the remaining unfunded plan obligations. Under the Pension Protection Act of 2006 (PPA), the UMWA pension plan is in Critical Status for the plan year beginning July 1, 2022 and was in Critical Status for the plan year beginning July 1, 2021.  As required under the PPA, the Plan adopted a Rehabilitation Plan in 2015. The Rehabilitation Plan has been updated annually, most recently in April 2022.

The amount contributed in 2022 was $329 thousand and represented 12.5% of the total contributions in the plan's latest annual report based on the plan year ended June 30, 2021. The amounts contributed in 2021 and 2020 were immaterial and represented less than 5% of the total contributions in the plan years ended June 30, 2020 and June 30, 2019.  The contributions in 2022, 2021 and 2020 did not include surcharges.

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

AEP records a UMWA pension withdrawal liability on the balance sheet that is re-measured annually and is the estimated value of the company’s anticipated contributions toward its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2022 and 2021, the liability balance was $12 million and $22 million, respectively. AEP recovers the estimated value of its UMWA pension withdrawal liability through fuel clauses in certain regulated jurisdictions. AEP records a regulatory asset on the balance sheets when the UMWA pension withdrawal liability exceeds the cumulative billings collected and a regulatory liability on the balance sheets when the cumulative billings collected exceed the withdrawal liability. As of December 31, 2022 and 2021, AEP recorded a regulatory asset on the balance sheets for $0 and $1 million, respectively. If any portion of the UMWA pension withdrawal liability is not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

The tables below present AEP’s reportable segment income statement information for the years ended December 31, 2022, 2021 and 2020 and reportable segment balance sheet information as of December 31, 2022 and 2021.

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
2022
Revenues from:
External Customers	$11,292.8	$5,489.6	$357.5	$2,448.9	$50.7		$—		$19,639.5
Other Operating Segments	184.7	22.4	1,319.5	18.0	59.2		(1,603.8)		—
Total Revenues	$11,477.5	$5,512.0	$1,677.0	$2,466.9	$109.9		$(1,603.8)		$19,639.5

Loss on the Expected Sale of the Kentucky Operations	$—	$—	$—	$—	$363.3		$—		$363.3
Asset Impairments and Other Related Charges	24.9	—	—	—	23.9		—		48.8
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—	—	—	—		—		(37.0)
Gain on Sale of Mineral Rights	—	—	—	(116.3)	—		—		(116.3)
Depreciation and Amortization	2,007.2	746.7	355.0	93.0	0.9		—		3,202.8
Interest Expense	650.9	328.0	169.3	51.8	308.9		(112.8)		1,396.1
Income Tax Expense (Benefit)	(93.8)	116.9	193.6	(83.1)	(128.2)		—		5.4
Equity Earnings (Loss) of Unconsolidated Subsidiaries	1.4	0.6	83.4	(192.4)	(2.4)		—		(109.4)
Net Income (Loss)	$1,296.2	$595.7	$676.8	$274.5	$(537.6)		$—		$2,305.6

Gross Property Additions	$4,164.6	$2,177.3	$1,470.8	$69.2	$25.9		$(28.8)		$7,879.0

Total Assets (d)	$49,761.8	$22,920.2	$15,215.8	$4,520.1	$6,834.5	(b)	$(5,783.0)	(c)	$93,469.4

Investments in Equity Method Investees	$10.1	$3.0	$858.3	$337.6	$67.7		$—		$1,276.7

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
2021
Revenues from:
External Customers	$9,852.2	$4,464.1	$351.1	$2,108.3	$16.3		$—		$16,792.0
Other Operating Segments	146.3	28.8	1,175.1	55.4	55.9		(1,461.5)		—
Total Revenues	$9,998.5	$4,492.9	$1,526.2	$2,163.7	$72.2		$(1,461.5)		$16,792.0

Asset Impairments and Other Related Charges	$11.6	$—	$—	$—	$—		$—		$11.6
Depreciation and Amortization	1,747.6	690.3	306.0	80.9	0.9		—		2,825.7
Interest Expense	574.2	300.9	146.3	15.6	180.8		(18.7)		1,199.1
Income Tax Expense (Benefit)	(11.2)	77.5	159.6	(48.8)	(61.6)		—		115.5
Equity Earnings (Loss) of Unconsolidated Subsidiaries	3.4	—	75.0	(10.6)	23.9		—		91.7
Net Income (Loss)	$1,116.7	$543.4	$682.0	$210.2	$(64.2)		$—		$2,488.1

Gross Property Additions	$2,963.1	$1,766.0	$1,468.6	$232.8	$25.5		$(29.2)		$6,426.8

Total Assets (d)	$46,974.2	$21,120.2	$13,873.3	$4,263.6	$5,846.5	(b)	$(4,409.1)	(c)	$87,668.7

Investments in Equity Method Investees	$33.5	$2.5	$830.4	$487.8	$93.3		$—		$1,447.5

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments	Consolidated
	(in millions)
2020
Revenues from:
External Customers	$8,753.2	$4,238.7	$297.4	$1,621.0	$8.2	$—	$14,918.5
Other Operating Segments	126.2	107.2	901.4	104.6	88.6	(1,328.0)	—
Total Revenues	$8,879.4	$4,345.9	$1,198.8	$1,725.6	$96.8	$(1,328.0)	$14,918.5

Depreciation and Amortization	$1,600.5	$751.1	$257.6	$72.8	$0.8	$—	$2,682.8
Interest Expense	565.0	289.2	133.2	24.0	196.4	(42.1)	1,165.7
Income Tax Expense (Benefit)	(7.0)	29.7	130.8	(108.0)	(5.0)	—	40.5
Equity Earnings of Unconsolidated Subsidiaries	2.9	—	82.4	3.2	2.6	—	91.1
Net Income (Loss)	$1,064.5	$496.4	$508.5	$216.9	$(89.6)	$—	$2,196.7

Gross Property Additions	$2,291.2	$2,108.1	$1,649.3	$197.0	$16.0	$(15.3)	$6,246.3

Investments in Equity Method Investees	$37.1	$2.1	$831.3	$467.0	$68.8	$—	$1,406.3

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

The tables below present AEPTCo’s reportable segment income statement information for the years ended December 31, 2022, 2021 and 2020 and reportable segment balance sheet information as of December 31, 2022 and 2021.

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2022	(in millions)
Revenues from:
External Customers	$340.9	$—		$—		$340.9
Sales to AEP Affiliates	1,283.8	—		—		1,283.8
Other Revenues	(0.2)	—		—		(0.2)
Total Revenues	$1,624.5	$—		$—		$1,624.5

Depreciation and Amortization	$346.2	$—		$—		$346.2
Interest Income	0.7	177.8		(176.9)	(a)	1.6
Allowance for Equity Funds Used During Construction	70.7	—		—		70.7
Interest Expense	162.5	177.1		(176.9)	(a)	162.7
Income Tax Expense	169.1	—		—		169.1
Net Income	$594.2	$—	(b)	$—		$594.2

Gross Property Additions	$1,468.3	$—		$—		$1,468.3

Total Assets (e)	$13,875.6	$4,817.4	(c)	$(4,878.8)	(d)	$13,814.2

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2021	(in millions)
Revenues from:
External Customers	$315.1	$—		$—		$315.1
Sales to AEP Affiliates	1,153.9	—		—		1,153.9
Other Revenues	0.3	—		—		0.3
Total Revenues	$1,469.3	$—		$—		$1,469.3

Depreciation and Amortization	$297.3	$—		$—		$297.3
Interest Income	0.1	158.1		(157.7)	(a)	0.5
Allowance for Equity Funds Used During Construction	67.2	—		—		67.2
Interest Expense	141.2	157.7		(157.7)	(a)	141.2
Income Tax Expense	144.1	—		—		144.1
Net Income	$591.5	$0.2	(b)	$—		$591.7

Gross Property Additions	$1,442.7	$—		$—		$1,442.7

Total Assets (e)	$12,564.3	$4,389.5	(c)	$(4,429.4)	(d)	$12,524.4

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2020	(in millions)
Revenues from:
External Customers	$248.8	$—		$—		$248.8
Sales to AEP Affiliates	896.3	—		—		896.3
Other Revenue	0.6	—		—		0.6
Total Revenues	$1,145.7	$—		$—		$1,145.7

Depreciation and Amortization	$249.0	$—		$—		$249.0
Interest Income	0.9	149.6		(148.1)	(a)	2.4
Allowance for Equity Funds Used During Construction	74.0	—		—		74.0
Interest Expense	127.8	148.1		(148.1)	(a)	127.8
Income Tax Expense	106.5	0.2		—		106.7
Net Income	$422.3	$1.1	(b)	$—		$423.4

Gross Property Additions	$1,621.9	$—		$—		$1,621.9

(a)    Elimination of intercompany interest income/interest expense on affiliated debt arrangement.
(b)    Includes elimination of AEPTCo Parent’s equity earnings in the State Transcos.
(c)    Primarily relates to Notes Receivable from the State Transcos.
(d)    Primarily relates to elimination of Notes Receivable from the State Transcos.
(e)    Amount includes Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

Notional Volume of Derivative Instruments
December 31, 2022

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	226.8	—	17.9	4.2	2.5	2.9	2.2
Natural Gas	MMBtus	77.1	—	1.9	—	—	1.9	2.1
Heating Oil and Gasoline	Gallons	6.9	1.9	1.0	0.7	1.4	0.9	1.0
Interest Rate	USD	$99.9	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$1,650.0	$—	$—	$—	$—	$200.0	$—

December 31, 2021

Primary Risk Exposure	Unit of Measure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
		(in millions)
Commodity:
Power	MWhs	287.9	—	33.1	13.6	2.7	11.9	3.4
Natural Gas	MMBtus	34.1	—	—	—	—	1.3	5.1
Heating Oil and Gasoline	Gallons	7.4	1.9	1.1	0.7	1.5	0.8	1.0
Interest Rate	USD	$116.5	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt	USD	$950.0	$—	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral.  For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles.  AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $481 million and $263 million as of December 31, 2022 and 2021, respectively. The amount of cash collateral from third-parties netted against short-term and long-term risk management assets were immaterial for the Registrant Subsidiaries as of December 31, 2022 and 2021. The amount of cash collateral paid to third-parties netted against short-term and long-term risk management liabilities were immaterial for the Registrants as of December 31, 2022 and 2021.

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

AEP

	December 31, 2022
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets (d)	$956.9	$212.2	$1.8	$1,170.9	$(830.5)	$340.4
Long-term Risk Management Assets	565.5	148.9	14.3	728.7	(444.6)	284.1
Total Assets	1,522.4	361.1	16.1	1,899.6	(1,275.1)	624.5

Current Risk Management Liabilities (e)	663.7	60.4	41.4	765.5	(620.3)	145.2
Long-term Risk Management Liabilities	412.0	17.4	91.1	520.5	(175.2)	345.3
Total Liabilities	1,075.7	77.8	132.5	1,286.0	(795.5)	490.5

Total MTM Derivative Contract Net Assets (Liabilities) (f)	$446.7	$283.3	$(116.4)	$613.6	$(479.6)	$134.0

	December 31, 2021
	Risk Management Contracts	Hedging Contracts		Gross Amounts of Risk Management Assets/ Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets (d)	$513.4	$176.0	$1.2	$690.6	$(496.2)	$194.4
Long-term Risk Management Assets	370.5	89.1	—	459.6	(192.6)	267.0
Total Assets	883.9	265.1	1.2	1,150.2	(688.8)	461.4

Current Risk Management Liabilities (e)	395.7	40.9	—	436.6	(361.2)	75.4
Long-term Risk Management Liabilities	243.9	16.7	38.1	298.7	(68.4)	230.3
Total Liabilities	639.6	57.6	38.1	735.3	(429.6)	305.7

Total MTM Derivative Contract Net Assets (Liabilities)	$244.3	$207.5	$(36.9)	$414.9	$(259.2)	$155.7

AEP Texas

December 31, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$—	$—	$—
Long-term Risk Management Assets	—	—	—
Total Assets	—	—	—

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets	$—	$—	$—

December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
(in millions)
Current Risk Management Assets	$0.6	$(0.6)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.6	(0.6)	—

Current Risk Management Liabilities	—	—	—
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	—	—	—

Total MTM Derivative Contract Net Assets (Liabilities)	$0.6	$(0.6)	$—

APCo

	December 31, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$69.3	$(0.2)	$69.1
Long-term Risk Management Assets	0.7	(0.7)	—
Total Assets	70.0	(0.9)	69.1

Current Risk Management Liabilities	4.1	(0.5)	3.6
Long-term Risk Management Liabilities	0.7	(0.6)	0.1
Total Liabilities	4.8	(1.1)	3.7

Total MTM Derivative Contract Net Assets (f)	$65.2	$0.2	$65.4

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$47.5	$(5.5)	$42.0
Long-term Risk Management Assets	0.2	(0.2)	—
Total Assets	47.7	(5.7)	42.0

Current Risk Management Liabilities	7.2	(6.4)	0.8
Long-term Risk Management Liabilities	0.2	(0.2)	—
Total Liabilities	7.4	(6.6)	0.8

Total MTM Derivative Contract Net Assets	$40.3	$0.9	$41.2

I&M

	December 31, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$16.0	$(0.8)	$15.2
Long-term Risk Management Assets	0.5	(0.3)	0.2
Total Assets	16.5	(1.1)	15.4

Current Risk Management Liabilities	0.9	(0.9)	—
Long-term Risk Management Liabilities	0.3	(0.3)	—
Total Liabilities	1.2	(1.2)	—

Total MTM Derivative Contract Net Assets (f)	$15.3	$0.1	$15.4

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$11.1	$(7.8)	$3.3
Long-term Risk Management Assets	0.2	(0.2)	—
Total Assets	11.3	(8.0)	3.3

Current Risk Management Liabilities	14.8	(9.8)	5.0
Long-term Risk Management Liabilities	0.2	(0.2)	—
Total Liabilities	15.0	(10.0)	5.0

Total MTM Derivative Contract Net Assets (Liabilities)	$(3.7)	$2.0	$(1.7)

OPCo

	December 31, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$—	$—	$—
Long-term Risk Management Assets	—	—	—
Total Assets	—	—	—

Current Risk Management Liabilities	2.1	(0.3)	1.8
Long-term Risk Management Liabilities	37.9	—	37.9
Total Liabilities	40.0	(0.3)	39.7

Total MTM Derivative Net Assets (Liabilities) (f)	$(40.0)	$0.3	$(39.7)

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$0.5	$(0.5)	$—
Long-term Risk Management Assets	—	—	—
Total Assets	0.5	(0.5)	—

Current Risk Management Liabilities	6.7	—	6.7
Long-term Risk Management Liabilities	85.8	—	85.8
Total Liabilities	92.5	—	92.5

Total MTM Derivative Contract Net Liabilities	$(92.0)	$(0.5)	$(92.5)

PSO

	December 31, 2022
	Risk Management Contracts	Hedging Contracts	Gross Amounts of Risk Management Assets/Liabilities Recognized	Gross Amounts Offset in the Statement of Financial Position (b)	Net Amounts of Assets/Liabilities Presented in the Statement of Financial Position (c)
Balance Sheet Location	Commodity (a)	Interest Rate (a)
	(in millions)
Current Risk Management Assets	$24.1	$1.6	$25.7	$(0.4)	$25.3
Long-term Risk Management Assets	—	—	—	—	—
Total Assets	24.1	1.6	25.7	(0.4)	25.3

Current Risk Management Liabilities	2.1	—	2.1	(0.5)	1.6
Long-term Risk Management Liabilities	—	—	—	—	—
Total Liabilities	2.1	—	2.1	(0.5)	1.6

Total MTM Derivative Contract Net Assets (f)	$22.0	$1.6	$23.6	$0.1	$23.7

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$12.4	$(0.3)	$12.1
Long-term Risk Management Assets	—	—	—
Total Assets	12.4	(0.3)	12.1

Current Risk Management Liabilities	3.7	—	3.7
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	3.7	—	3.7

Total MTM Derivative Contract Net Assets (Liabilities)	$8.7	$(0.3)	$8.4

SWEPCo

	December 31, 2022
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$16.8	$(0.4)	$16.4
Long-term Risk Management Assets	—	—	—
Total Assets	16.8	(0.4)	16.4

Current Risk Management Liabilities	2.0	(0.6)	1.4
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	2.0	(0.6)	1.4

Total MTM Derivative Contract Net Assets (f)	$14.8	$0.2	$15.0

	December 31, 2021
	Risk Management	Gross Amounts Offset	Net Amounts of Assets/Liabilities
	Contracts -	in the Statement of	Presented in the Statement of
Balance Sheet Location	Commodity (a)	Financial Position (b)	Financial Position (c)
	(in millions)
Current Risk Management Assets	$10.1	$(0.3)	$9.8
Long-term Risk Management Assets	1.1	—	1.1
Total Assets	11.2	(0.3)	10.9

Current Risk Management Liabilities	2.1	—	2.1
Long-term Risk Management Liabilities	—	—	—
Total Liabilities	2.1	—	2.1

Total MTM Derivative Contract Net Assets (Liabilities)	$9.1	$(0.3)	$8.8

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
(d)Amount excludes Risk Management Assets of $8.5 million and $6 million as of December 31, 2022 and 2021, respectively, classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(e)Amount excludes Risk Management Liabilities of $0 and $0.1 million as of December 31, 2022 and 2021, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(f)Increase in amounts as of December 31, 2022 are primarily due to increases in commodity prices for power and natural gas and an increase in value of FTRs.

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on
Risk Management Contracts

	Year Ended December 31, 2022
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$11.1	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	313.8	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.5	10.6	—	—	—
Purchased Electricity for Resale	5.0	—	4.5	0.1	—	0.2	—
Other Operation	4.8	1.5	0.4	0.5	0.8	0.6	0.8
Maintenance	6.7	1.8	0.9	0.6	1.2	0.8	1.1
Regulatory Assets (a)	52.6	0.1	(0.1)	(0.8)	52.1	3.6	(2.1)
Regulatory Liabilities (a)	299.7	(0.6)	82.4	8.6	3.7	98.5	77.9
Total Gain on Risk Management Contracts (b)	$693.7	$2.8	$88.6	$19.6	$57.8	$103.7	$77.7

	Year Ended December 31, 2021
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(0.6)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	169.1	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	(0.5)	(0.1)	—	—	—
Purchased Electricity for Resale	2.0	—	1.8	—	—	—	—
Other Operation	2.8	0.8	0.3	0.3	0.5	0.3	0.4
Maintenance	3.4	1.0	0.5	0.3	0.6	0.4	0.5
Regulatory Assets (a)	(9.1)	—	(2.7)	(14.8)	10.0	(3.6)	3.6
Regulatory Liabilities (a)	156.4	0.2	55.9	(3.9)	—	48.9	37.0
Total Gain (Loss) on Risk Management Contracts	$324.0	$2.0	$55.3	$(18.2)	$11.1	$46.0	$41.5

	Year Ended December 31, 2020
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$0.8	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	9.5	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.4	0.1	—	—	0.1
Purchased Electricity for Resale	1.4	—	1.2	0.1	—	—	—
Other Operation	(2.0)	(0.6)	(0.2)	(0.2)	(0.3)	(0.2)	(0.3)
Maintenance	(2.9)	(0.8)	(0.4)	(0.3)	(0.5)	(0.3)	(0.4)
Regulatory Assets (a)	(4.8)	—	—	(0.1)	(6.6)	—	1.4
Regulatory Liabilities (a)	114.9	0.4	20.3	12.4	12.4	39.1	20.2
Total Gain (Loss) on Risk Management Contracts	$116.9	$(1.0)	$21.3	$12.0	$5.0	$38.6	$21.0

(a)Represents realized and unrealized gains and losses subject to regulatory accounting treatment recorded as either current or noncurrent on the balance sheets.
(b)Increase in amounts for the year ended December 31, 2022 are primarily due to increases in commodity prices for power and natural gas and an increase in value of FTRs.

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(in millions)
Long-term Debt (a) (b)	$(855.5)	$(952.3)	$89.7	$(8.5)

(a)Amounts included on the Balance Sheet within Current and Noncurrent Liabilities line items Long-term Debt Due within One Year and Long-term Debt, respectively.
(b)Amounts include $(38) million and $(46) million as of December 31, 2022 and 2021, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$(90.4)	$(35.5)	$41.1
Fair Value Portion of Long-term Debt (a)	90.4	35.5	(41.1)

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

Accounting for Cash Flow Hedging Strategies (Applies to AEP, AEP Texas, APCo, I&M, PSO and SWEPCo)

For cash flow hedges (i.e. hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the Registrants initially report the gain or loss on the derivative instrument as a component of Accumulated Other Comprehensive Income (Loss) on the balance sheets until the period the hedged item affects net income.

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity for Resale on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged.  During the years ended 2022, 2021 and 2020, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur.  During the years ended 2022, 2021 and 2020, AEP applied cash flow hedging to outstanding interest rate derivatives. During the years ended 2021 and 2020, APCo applied cash flow hedging to outstanding interest rate derivatives.  During the year ended 2022, PSO applied cash flow hedging to outstanding interest rate derivatives. During the years ended 2022, 2021 and 2020, the other Registrant Subsidiaries did not have outstanding interest rate derivatives.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

Impact of Cash Flow Hedges on AEP’s Balance Sheets

	December 31, 2022		December 31, 2021
	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AOCI Gain (Loss) Net of Tax	$223.5	$0.3	$163.7	$(21.3)
Portion Expected to be Reclassed to Net Income During the Next Twelve Months	119.9	0.3	106.7	(3.3)

As of December 31, 2022 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 99 months and 96 months for commodity and interest rate hedges, respectively.

Impact of Cash Flow Hedges on the Registrant Subsidiaries’ Balance Sheets

	December 31, 2022		December 31, 2021
	Interest Rate
		Expected to be		Expected to be
		Reclassified to		Reclassified to
		Net Income During		Net Income During
	AOCI Gain (Loss)	the Next	AOCI Gain (Loss)	the Next
Company	Net of Tax	Twelve Months	Net of Tax	Twelve Months
	(in millions)
AEP Texas	$(0.3)	$(0.2)	$(1.3)	$(1.1)
APCo	6.7	0.8	7.5	0.8
I&M	(5.1)	(0.6)	(6.7)	(1.6)
PSO	1.3	0.1	—	—
SWEPCo	1.1	0.2	1.2	0.1

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

Credit-Risk-Related Contingent Features

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts. The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral. AEP had derivative contracts with collateral triggering events in a net liability position with a total exposure of $2 million and $9 million as of December 31, 2022 and 2021, respectively. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of December 31, 2022 and 2021.

Cross-Acceleration Triggers

Certain interest rate derivative contracts contain cross-acceleration provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-acceleration provisions could be triggered if there was a non-performance event by the Registrants under any of their outstanding debt of at least $50 million and the lender on that debt has accelerated the entire repayment obligation. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-acceleration provisions in contracts. AEP had derivative contracts with cross-acceleration provisions in a net liability position of $127 million and $40 million as of December 31, 2022 and 2021, respectively. There was no cash collateral posted as of December 31, 2022 and 2021, respectively. If a cross-acceleration provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries had no derivative contracts with cross-acceleration provisions outstanding as of December 31, 2022 and 2021.

Cross-Default Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third-party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. AEP had derivative liabilities subject to cross-default provisions in a net liability position of $217 million and $76 million as of December 31, 2022 and 2021, respectively, after considering contractual netting arrangements. There was no cash collateral posted as of December 31, 2022 and 2021, respectively. If a cross-default provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries’ derivative contracts with cross-default provisions outstanding as of December 31, 2022 and 2021 were not material.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	December 31,
	2022		2021
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP (a)(b)(c)	$35,622.6	$31,767.1	$33,454.5	$37,564.7
AEP Texas	5,657.8	5,045.8	5,180.8	5,663.8
AEPTCo	4,782.8	3,940.5	4,343.9	4,968.2
APCo	5,410.5	5,079.2	4,938.9	6,037.1
I&M	3,260.8	2,929.0	3,195.0	3,748.0
OPCo	2,970.3	2,516.6	2,968.5	3,437.5
PSO	1,912.8	1,635.8	1,913.5	2,163.7
SWEPCo	3,391.6	2,870.9	3,395.2	3,792.9

(a)The fair value amounts include debt related to AEP’s Equity Units and had a fair value of $877 million and $1.7 billion as of December 31, 2022 and 2021, respectively. See “Equity Units” section of Note 14 for additional information.
(b)The 2022 and 2021 book value amounts exclude Long-term Debt of $1.2 billion and $1.1 billion, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(c)The 2022 and 2021 fair value amounts exclude Long-term Debt of $1.1 billion and $1.2 billion, respectively, related to KPCo. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Fair Value Measurements of Other Temporary Investments (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.  See “Other Temporary Investments” section of Note 1 for additional information.

The following is a summary of Other Temporary Investments and Restricted Cash:

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$47.1	$—	$—	$47.1
Other Cash Deposits	9.0	—	—	9.0
Fixed Income Securities – Mutual Funds (b)	152.4	—	(8.3)	144.1
Equity Securities – Mutual Funds	15.0	19.4	—	34.4
Total Other Temporary Investments and Restricted Cash	$223.5	$19.4	$(8.3)	$234.6

	December 31, 2021
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$48.0	$—	$—	$48.0
Other Cash Deposits	10.0	—	—	10.0
Fixed Income Securities – Mutual Funds (b)	154.3	0.5	—	154.8
Equity Securities – Mutual Funds	19.7	35.9	—	55.6
Total Other Temporary Investments and Restricted Cash	$232.0	$36.4	$—	$268.4

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Proceeds from Investment Sales	$30.2	$15.0	$50.9
Purchases of Investments	18.8	26.9	41.6
Gross Realized Gains on Investment Sales	6.1	3.6	3.8
Gross Realized Losses on Investment Sales	1.3	—	0.2

Fair Value Measurements of Trust Assets for Decommissioning and SNF Disposal (Applies to AEP and I&M)

Securities held in trust funds for decommissioning nuclear facilities and for the disposal of SNF are recorded at fair value.  See “Nuclear Trust Funds” section of Note 1 for additional information.

The following is a summary of nuclear trust fund investments:

	December 31,
	2022			2021
		Gross	Other-Than-		Gross	Other-Than-
	Fair	Unrealized	Temporary	Fair	Unrealized	Temporary
	Value	Gains	Impairments	Value	Gains	Impairments
	(in millions)
Cash and Cash Equivalents	$21.2	$—	$—	$84.7	$—	$—
Fixed Income Securities:
United States Government	1,123.8	(3.1)	(18.8)	1,156.4	66.3	(7.9)
Corporate Debt	61.6	(7.0)	(9.6)	76.7	6.7	(2.1)
State and Local Government	3.3	0.1	(0.1)	7.3	0.4	(0.1)
Subtotal Fixed Income Securities	1,188.7	(10.0)	(28.5)	1,240.4	73.4	(10.1)
Equity Securities - Domestic (a)	2,131.3	1,477.3	—	2,541.9	1,901.3	—
Spent Nuclear Fuel and Decommissioning Trusts	$3,341.2	$1,467.3	$(28.5)	$3,867.0	$1,974.7	$(10.1)

(a)Amount reported as Gross Unrealized Gains includes unrealized gains of $1.5 billion and $1.9 billion and unrealized losses of $6 million and $4 million as of December 31, 2022 and 2021, respectively.

The following table provides the securities activity within the decommissioning and SNF trusts:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Proceeds from Investment Sales	$2,713.6	$1,886.4	$1,593.4
Purchases of Investments	2,765.4	1,928.2	1,637.2
Gross Realized Gains on Investment Sales	52.4	103.2	26.4
Gross Realized Losses on Investment Sales	42.6	16.5	26.1

The base cost of fixed income securities was $1.2 billion and $1.2 billion as of December 31, 2022 and 2021, respectively.  The base cost of equity securities was $654 million and $641 million as of December 31, 2022 and 2021, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of December 31, 2022 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$365.2
After 1 year through 5 years	425.4
After 5 years through 10 years	203.0
After 10 years	195.1
Total	$1,188.7

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

AEP

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$47.1	$—	$—	$—	$47.1
Other Cash Deposits (a)	—	—	—	9.0	9.0
Fixed Income Securities – Mutual Funds	144.1	—	—	—	144.1
Equity Securities – Mutual Funds (b)	34.4	—	—	—	34.4
Total Other Temporary Investments and Restricted Cash	225.6	—	—	9.0	234.6

Risk Management Assets
Risk Management Commodity Contracts (c) (d) (i)	15.0	1,197.4	305.8	(1,211.3)	306.9
Cash Flow Hedges:
Commodity Hedges (c)	—	332.7	26.7	(52.8)	306.6
Interest Rate Hedges	—	11.0	—	—	11.0
Total Risk Management Assets	15.0	1,541.1	332.5	(1,264.1)	624.5

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	11.3	—	—	9.9	21.2
Fixed Income Securities:
United States Government	—	1,123.8	—	—	1,123.8
Corporate Debt	—	61.6	—	—	61.6
State and Local Government	—	3.3	—	—	3.3
Subtotal Fixed Income Securities	—	1,188.7	—	—	1,188.7
Equity Securities – Domestic (b)	2,131.3	—	—	—	2,131.3
Total Spent Nuclear Fuel and Decommissioning Trusts	2,142.6	1,188.7	—	9.9	3,341.2

Total Assets	$2,383.2	$2,729.8	$332.5	$(1,245.2)	$4,200.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d) (j)	$21.8	$870.7	$178.9	$(731.6)	$339.8
Cash Flow Hedges:
Commodity Hedges (c)	—	74.4	1.7	(52.8)	23.3
Fair Value Hedges	—	127.4	—	—	127.4
Total Risk Management Liabilities	$21.8	$1,072.5	$180.6	$(784.4)	$490.5

AEP

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$48.0	$—	$—	$—	$48.0
Other Cash Deposits (a)	—	—	—	10.0	10.0
Fixed Income Securities – Mutual Funds	154.8	—	—	—	154.8
Equity Securities – Mutual Funds (b)	55.6	—	—	—	55.6
Total Other Temporary Investments and Restricted Cash	258.4	—	—	10.0	268.4

Risk Management Assets
Risk Management Commodity Contracts (c) (f) (i)	7.4	648.5	226.3	(642.4)	239.8
Cash Flow Hedges:
Commodity Hedges (c)	—	242.9	19.2	(41.7)	220.4
Fair Value Hedges	—	1.2	—	—	1.2
Total Risk Management Assets	7.4	892.6	245.5	(684.1)	461.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	77.7	—	—	7.0	84.7
Fixed Income Securities:
United States Government	—	1,156.4	—	—	1,156.4
Corporate Debt	—	76.7	—	—	76.7
State and Local Government	—	7.3	—	—	7.3
Subtotal Fixed Income Securities	—	1,240.4	—	—	1,240.4
Equity Securities – Domestic (b)	2,541.9	—	—	—	2,541.9
Total Spent Nuclear Fuel and Decommissioning Trusts	2,619.6	1,240.4	—	7.0	3,867.0

Other Investments (h)	28.8	14.9	—	—	43.7

Total Assets	$2,914.2	$2,147.9	$245.5	$(667.1)	$4,640.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f) (j)	$5.3	$485.0	$147.6	$(383.2)	$254.7
Cash Flow Hedges:
Commodity Hedges (c)	—	54.0	0.6	(41.7)	12.9
Fair Value Hedges	—	38.1	—	—	38.1
Total Risk Management Liabilities	$5.3	$577.1	$148.2	$(424.9)	$305.7

AEP Texas

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$32.7	$—	$—	$—	$32.7

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$30.4	$—	$—	$—	$30.4

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.6	—	(0.6)	—

Total Assets	$30.4	$0.6	$—	$(0.6)	$30.4

APCo

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$14.4	$—	$—	$—	$14.4

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	0.7	69.4	(1.0)	69.1

Total Assets	$14.4	$0.7	$69.4	$(1.0)	$83.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$4.6	$0.3	$(1.4)	$3.5

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$17.6	$—	$—	$—	$17.6

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	—	5.8	42.0	(5.8)	42.0

Total Assets	$17.6	$5.8	$42.0	$(5.8)	$59.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$7.2	$0.3	$(6.7)	$0.8

I&M

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$11.3	$5.3	$(1.2)	$15.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	11.3	—	—	9.9	21.2
Fixed Income Securities:
United States Government	—	1,123.8	—	—	1,123.8
Corporate Debt	—	61.6	—	—	61.6
State and Local Government	—	3.3	—	—	3.3
Subtotal Fixed Income Securities	—	1,188.7	—	—	1,188.7
Equity Securities - Domestic (b)	2,131.3	—	—	—	2,131.3
Total Spent Nuclear Fuel and Decommissioning Trusts	2,142.6	1,188.7	—	9.9	3,341.2

Total Assets	$2,142.6	$1,200.0	$5.3	$8.7	$3,356.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$0.6	$0.7	$(1.3)	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$3.8	$7.6	$(8.1)	$3.3

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	77.7	—	—	7.0	84.7
Fixed Income Securities:
United States Government	—	1,156.4	—	—	1,156.4
Corporate Debt	—	76.7	—	—	76.7
State and Local Government	—	7.3	—	—	7.3
Subtotal Fixed Income Securities	—	1,240.4	—	—	1,240.4
Equity Securities - Domestic (b)	2,541.9	—	—	—	2,541.9
Total Spent Nuclear Fuel and Decommissioning Trusts	2,619.6	1,240.4	—	7.0	3,867.0

Total Assets	$2,619.6	$1,244.2	$7.6	$(1.1)	$3,870.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$6.7	$8.3	$(10.0)	$5.0

OPCo

December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$—	$—	$—	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$40.0	$(0.3)	$39.7

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.5	$—	$(0.5)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$—	$92.5	$—	$92.5

PSO

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$—	$24.0	$1.3	$25.3
Cash Flow Hedges:
Interest Rate Hedges	—	1.6	—	(1.6)	—
Total Assets	$—	$1.6	$24.0	$(0.3)	$25.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$1.7	$0.3	$(0.4)	$1.6

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$12.2	$(0.4)	$12.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$3.7	$0.1	$(0.1)	$3.7

SWEPCo

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$2.2	$14.6	$(0.4)	$16.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$1.6	$0.4	$(0.6)	$1.4

	December 31, 2021
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c) (g)	$—	$0.3	$11.0	$(0.4)	$10.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (g)	$—	$2.1	$0.1	$(0.1)	$2.1

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
(d)The December 31, 2022 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $(7) million in 2023; Level 2 matures $182 million in 2023, $134 million in periods 2024-2026, $10 million in periods 2027-2028 and $1 million in periods 2029-2033; Level 3 matures $128 million in 2023, $6 million in periods 2024-2026, $6 million in periods 2027-2028 and $(5) million in periods 2029-2033. Risk management commodity contracts are substantially comprised of power contracts.
(e)Amounts in “Other” column primarily represent accrued interest receivables from financial institutions.  Level 1 amounts primarily represent investments in money market funds.
(f)The December 31, 2021 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $1 million in 2022 and $1 million in periods 2023-2025; Level 2 matures $42 million in 2022, $109 million in periods 2023-2025; $10 million in periods 2026-2027 and $3 million in periods 2028-2033; Level 3 matures $82 million in 2022, $10 million in periods 2023-2025, $9 million in periods 2026-2027 and $(17) million in periods 2028-2033.  Risk management commodity contracts are substantially comprised of power contracts.
(g)Substantially comprised of power contracts for the Registrant Subsidiaries.
(h)See “Warrants Held in Investee” section of Note 10 in the 2021 Annual Report for additional information.
(i)Amounts exclude Risk Management Assets of $8.5 million and $6 million as of December 31, 2022 and 2021, respectively, classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(j)Amounts exclude Risk Management Liabilities of $0 million and $0.1 million as of December 31, 2022 and 2021, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Year Ended December 31, 2022	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2021	$97.3	$41.7	$(0.7)	$(92.5)	$12.1	$10.9
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	69.5	3.0	3.7	6.5	24.2	35.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(34.9)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	9.6	—	—	—	—	—
Settlements	(154.6)	(44.7)	(3.0)	0.3	(36.3)	(45.0)
Transfers into Level 3 (d) (e)	1.7	—	—	—	—	—
Transfers out of Level 3 (e)	0.1	—	—	—	—	6.9
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	165.9	69.1	4.6	45.7	23.7	5.6
Assets and Liabilities Held for Sale related to KPCo (g)	(2.7)	—	—	—	—	—
Balance as of December 31, 2022	$151.9	$69.1	$4.6	$(40.0)	$23.7	$14.2

Year Ended December 31, 2021	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2020	$113.3	$19.3	$2.1	$(110.3)	$10.3	$1.6
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	48.6	8.3	(0.1)	2.4	16.1	9.5
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(45.2)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	24.2	—	—	—	—	—
Settlements	(89.0)	(28.0)	(2.2)	6.3	(26.4)	(15.5)
Transfers into Level 3 (d) (e)	(3.8)	—	—	—	—	—
Transfers out of Level 3 (e)	(34.4)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	89.4	42.1	(0.5)	9.1	12.1	15.3
Assets and Liabilities Held for Sale related to KPCo (g)	(5.8)	—	—	—	—	—
Balance as of December 31, 2021	$97.3	$41.7	$(0.7)	$(92.5)	$12.1	$10.9

Year Ended December 31, 2020	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2019	$109.9	$37.7	$5.8	$(103.6)	$15.8	$1.4
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	39.5	13.2	2.5	(1.6)	11.9	2.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	35.3	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	13.8	—	—	—	—	—
Settlements	(113.1)	(51.6)	(8.6)	8.9	(27.6)	(6.6)
Transfers into Level 3 (d) (e)	(3.8)	—	—	—	—	—
Transfers out of Level 3 (e)	5.6	0.7	0.4	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	26.1	19.3	2.0	(14.0)	10.2	4.0
Balance as of December 31, 2020	$113.3	$19.3	$2.1	$(110.3)	$10.3	$1.6

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
(g)Amounts represents Risk Management Assets classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
.

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

AEP

December 31, 2022
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Energy Contracts	$204.0	$167.4	Discounted Cash Flow	Forward Market Price (a)	$2.91	$187.34	$49.14
FTRs (d) (e)	128.5	13.2	Discounted Cash Flow	Forward Market Price (a)	(36.45)	20.72	1.18
Total	$332.5	$180.6

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Energy Contracts (f)	$164.4	$135.2	Discounted Cash Flow	Forward Market Price (a)	$10.30	$76.70	$37.11
Natural Gas Contracts	3.6	—	Discounted Cash Flow	Forward Market Price (b)	3.11	4.02	3.47
FTRs (d) (e)	77.5	13.0	Discounted Cash Flow	Forward Market Price (a)	(23.93)	26.38	0.86
Total	$245.5	$148.2

APCo

December 31, 2022
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$69.4	$0.3	Discounted Cash Flow	Forward Market Price	$(2.82)	$18.88	$3.89

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.3	Discounted Cash Flow	Forward Market Price	$32.20	$56.54	$44.77
FTRs	42.0	—	Discounted Cash Flow	Forward Market Price	(0.30)	26.38	2.63
Total	$42.0	$0.3

I&M

December 31, 2022
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$5.3	$0.7	Discounted Cash Flow	Forward Market Price	$0.16	$18.79	$1.23

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
	(in millions)
Energy Contracts	$—	$0.2	Discounted Cash Flow	Forward Market Price	$32.20	$56.54	$44.77
FTRs	7.6	8.1	Discounted Cash Flow	Forward Market Price	(5.45)	17.78	(0.12)
Total	$7.6	$8.3

OPCo

December 31, 2022
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$40.0	Discounted Cash Flow	Forward Market Price	$2.91	$187.34	$48.76

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
Energy Contracts	$—	$92.5	Discounted Cash Flow	Forward Market Price	$14.26	$52.98	$30.68

PSO

December 31, 2022
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$24.0	$0.3	Discounted Cash Flow	Forward Market Price	$(36.45)	$3.40	$(7.55)

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$12.2	$0.1	Discounted Cash Flow	Forward Market Price	$(18.39)	$1.87	$(2.57)

SWEPCo

December 31, 2022
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
(in millions)
FTRs	$14.6	$0.4	Discounted Cash Flow	Forward Market Price	$(36.45)	$3.40	$(7.55)

December 31, 2021
				Significant	Input/Range
	Fair Value		Valuation	Unobservable			Weighted
	Assets	Liabilities	Technique	Input	Low	High	Average (c)
	(in millions)
Natural Gas Contracts	$3.6	$—	Discounted Cash Flow	Forward Market Price (b)	$3.11	$4.02	$3.47
FTRs	7.4	0.1	Discounted Cash Flow	Forward Market Price (a)	(18.39)	1.87	(2.57)
Total	$11.0	$0.1

(a)Represents market prices in dollars per MWh.
(b)Represents market prices in dollars per MMBtu.
(c)The weighted-average is the product of the forward market price of the underlying commodity and volume weighted by term.
(d)Amounts exclude Risk Management Assets as of December 31, 2022 and 2021 of $8.6 million and $6 million, respectively, classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(e)Amounts exclude Risk Management Liabilities as of December 31, 2022 and 2021 of $0.1 million and $0.5 million, respectively, classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(f)Amount excludes Risk Management Liabilities of $0.1 million classified as Liabilities Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts, Natural Gas Contracts, FTRs and Other Investments for the Registrants as of December 31, 2022 and 2021:

Uncertainty of Fair Value Measurements

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

12. INCOME TAXES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Income Tax Expense (Benefit)

The details of the Registrants’ Income Tax Expense (Benefit) as reported are as follows:

Year Ended December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Federal:
Current	$113.1	$29.0	$98.0	$(61.0)	$43.4	$(27.0)	$(3.3)	$(32.3)
Deferred	(88.8)	41.4	46.0	86.6	(51.3)	73.3	(50.5)	13.4
Total Federal	24.3	70.4	144.0	25.6	(7.9)	46.3	(53.8)	(18.9)

State and Local:
Current	26.6	2.2	8.8	(0.4)	10.9	(0.3)	—	(1.8)
Deferred	(45.5)	—	16.3	(7.0)	1.2	(1.8)	4.6	(4.5)
Total State and Local	(18.9)	2.2	25.1	(7.4)	12.1	(2.1)	4.6	(6.3)

Income Tax Expense (Benefit)	$5.4	$72.6	$169.1	$18.2	$4.2	$44.2	$(49.2)	$(25.2)

Year Ended December 31, 2021	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Federal:
Current	$(27.8)	$(1.2)	$69.8	$5.0	$26.9	$6.8	$(109.6)	$(16.7)
Deferred	182.6	40.5	54.1	14.9	(35.5)	25.2	105.6	26.2
Total Federal	154.8	39.3	123.9	19.9	(8.6)	32.0	(4.0)	9.5

State and Local:
Current	6.0	3.0	5.8	2.2	(0.6)	(3.1)	—	0.4
Deferred	(45.3)	0.8	14.4	—	(1.4)	5.5	8.1	(10.5)
Total State and Local	(39.3)	3.8	20.2	2.2	(2.0)	2.4	8.1	(10.1)

Income Tax Expense (Benefit)	$115.5	$43.1	$144.1	$22.1	$(10.6)	$34.4	$4.1	$(0.6)

Year Ended December 31, 2020	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Federal:
Current	$(138.2)	$5.2	$22.2	$21.4	$11.3	$(26.6)	$(11.4)	$(13.6)
Deferred	146.9	(15.4)	65.4	(27.1)	(20.6)	74.0	8.3	19.6
Total Federal	8.7	(10.2)	87.6	(5.7)	(9.3)	47.4	(3.1)	6.0

State and Local:
Current	(16.7)	(0.1)	2.8	9.3	1.9	(5.4)	0.1	(8.2)
Deferred	48.5	(0.9)	16.3	0.7	(0.1)	3.2	8.2	11.6
Total State and Local	31.8	(1.0)	19.1	10.0	1.8	(2.2)	8.3	3.4

Income Tax Expense (Benefit)	$40.5	$(11.2)	$106.7	$4.3	$(7.5)	$45.2	$5.2	$9.4

The following are reconciliations for the Registrants between the federal income taxes computed by multiplying pretax income by the federal statutory tax rate and the income taxes reported:

AEP	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Income	$2,305.6	$2,488.1	$2,196.7
Less: Equity Earnings – Dolet Hills	(1.4)	(3.4)	(2.9)
Income Tax Expense	5.4	115.5	40.5
Pretax Income	$2,309.6	$2,600.2	$2,234.3

Income Taxes on Pretax Income at Statutory Rate (21%)	$485.0	$546.0	$469.2
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	17.1	25.9	26.5
Permanent - Miscellaneous	11.5	(1.3)	(9.7)
Investment Tax Credit Amortization	(14.3)	(22.0)	(18.8)
Production Tax Credits	(197.1)	(98.8)	(83.1)
State and Local Income Taxes, Net	(14.0)	39.4	25.1
Removal Costs	(26.5)	(20.0)	(18.6)
AFUDC	(29.3)	(30.6)	(32.5)
Tax Adjustments (a)	—	(55.1)	—
Tax Reform Excess ADIT Reversal	(214.5)	(255.6)	(268.2)
Federal Return to Provision	(17.4)	(1.6)	(2.6)
CARES Act	—	—	(48.0)
Other	4.9	(10.8)	1.2
Income Tax Expense	$5.4	$115.5	$40.5

Effective Income Tax Rate	0.2%	4.4%	1.8%

(a)2021 amount represents an out of period adjustment related to Deferred Income Taxes and Income Tax Expense (Benefit). Management concluded the misstatement and subsequent correction was not material to the 2021 or prior period financial statements.

AEP Texas	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Income	$307.9	$289.8	$241.0
Income Tax Expense (Benefit)	72.6	43.1	(11.2)
Pretax Income	$380.5	$332.9	$229.8

Income Taxes on Pretax Income at Statutory Rate (21%)	$79.9	$69.9	$48.3
Increase (Decrease) in Income Taxes Resulting from the Following Items:
State and Local Income Taxes, Net	1.7	2.4	(0.8)
AFUDC	(4.1)	(4.5)	(4.1)
Parent Company Loss Benefit	—	(3.2)	(4.5)
Tax Reform Excess ADIT Reversal	(5.5)	(21.3)	(47.9)
Other	0.6	(0.2)	(2.2)
Income Tax Expense (Benefit)	$72.6	$43.1	$(11.2)

Effective Income Tax Rate	19.1%	12.9%	(4.9)%

AEPTCo	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Income	$594.2	$591.7	$423.4
Income Tax Expense	169.1	144.1	106.7
Pretax Income	$763.3	$735.8	$530.1

Income Taxes on Pretax Income at Statutory Rate (21%)	$160.3	$154.5	$111.3
Increase (Decrease) in Income Taxes Resulting from the Following Items:
State and Local Income Taxes, Net	19.8	19.8	15.1
AFUDC	(14.8)	(14.1)	(15.5)
Parent Company Loss Benefit	—	(18.3)	(7.0)
Other	3.8	2.2	2.8
Income Tax Expense	$169.1	$144.1	$106.7

Effective Income Tax Rate	22.2%	19.6%	20.1%

APCo	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Income	$394.2	$348.9	$369.7
Income Tax Expense	18.2	22.1	4.3
Pretax Income	$412.4	$371.0	$374.0

Income Taxes on Pretax Income at Statutory Rate (21%)	$86.6	$77.9	$78.5
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	4.7	11.7	12.7
State and Local Income Taxes, Net	(5.9)	2.1	7.9
Removal Costs	(9.8)	(7.3)	(5.7)
AFUDC	(3.7)	(4.6)	(4.5)
Parent Company Loss Benefit	—	—	(6.2)
Tax Adjustments (a)	—	4.5	—
Tax Reform Excess ADIT Reversal	(50.9)	(60.5)	(72.3)
Federal Return to Provision	(2.8)	(1.6)	(7.2)
Other	—	(0.1)	1.1
Income Tax Expense	$18.2	$22.1	$4.3

Effective Income Tax Rate	4.4%	6.0%	1.1%

(a)2021 amount represents an out of period adjustment related to Deferred Income Taxes and Income Tax Expense (Benefit). Management concluded the misstatement and subsequent correction was not material to the 2021 or prior period financial statements.

I&M	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Income	$324.7	$279.8	$284.8
Income Tax Expense (Benefit)	4.2	(10.6)	(7.5)
Pretax Income	$328.9	$269.2	$277.3

Income Taxes on Pretax Income at Statutory Rate (21%)	$69.1	$56.5	$58.2
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	2.9	3.5	1.6
Investment Tax Credit Amortization	(3.1)	(6.4)	(4.5)
State and Local Income Taxes, Net	9.6	(1.3)	1.5
Removal Costs	(12.4)	(9.7)	(10.5)
AFUDC	(2.1)	(2.7)	(2.4)
Parent Company Loss Benefit	—	(2.8)	(6.4)
Tax Reform Excess ADIT Reversal	(54.0)	(46.3)	(46.8)
Federal Return to Provision	(6.2)	(0.6)	1.8
Other	0.4	(0.8)	—
Income Tax Expense (Benefit)	$4.2	$(10.6)	$(7.5)

Effective Income Tax Rate	1.3%	(3.9)%	(2.7)%

OPCo	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Income	$287.8	$253.6	$271.4
Equity Earnings of Unconsolidated Subsidiaries	(0.6)	—	—
Income Tax Expense	44.2	34.4	45.2
Pretax Income	$331.4	$288.0	$316.6

Income Taxes on Pretax Income at Statutory Rate (21%)	$69.6	$60.5	$66.5
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	3.0	2.2	3.7
State and Local Income Taxes, Net	(1.6)	—	(1.7)
AFUDC	(2.9)	(2.3)	(2.6)
Tax Adjustments (a)	—	8.9	—
Tax Reform Excess ADIT Reversal	(27.5)	(32.6)	(27.2)
Federal Return to Provision	3.5	(1.2)	6.5
Other	0.1	(1.1)	—
Income Tax Expense	$44.2	$34.4	$45.2

Effective Income Tax Rate	13.3%	11.9%	14.3%

(a)2021 amount represents an out of period adjustment related to Deferred Income Taxes and Income Tax Expense (Benefit). Management concluded the misstatement and subsequent correction was not material to the 2021 or prior period financial statements.

PSO	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Income	$167.6	$141.1	$123.0
Income Tax Expense (Benefit)	(49.2)	4.1	5.2
Pretax Income	$118.4	$145.2	$128.2

Income Taxes on Pretax Income at Statutory Rate (21%)	$24.9	$30.5	$26.9
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Investment Tax Credit Amortization	(1.6)	(1.8)	(2.1)
Production Tax Credits	(47.7)	(6.0)	—
State and Local Income Taxes, Net	4.3	6.4	6.5
Parent Company Loss Benefit	—	—	(0.2)
Tax Reform Excess ADIT Reversal	(25.4)	(25.4)	(25.5)
Federal Return to Provision	(3.7)	0.7	(0.5)
Other	—	(0.3)	0.1
Income Tax Expense (Benefit)	$(49.2)	$4.1	$5.2

Effective Income Tax Rate	(41.6)%	2.8%	4.1%

SWEPCo	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Income	$294.3	$242.1	$183.7
Less: Equity Earnings – Dolet Hills	(1.4)	(3.4)	(2.9)
Income Tax Expense (Benefit)	(25.2)	(0.6)	9.4
Pretax Income	$267.7	$238.1	$190.2

Income Taxes on Pretax Income at Statutory Rate (21%)	$56.2	$50.0	$39.9
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	2.3	1.8	1.9
Depletion	(4.0)	(2.7)	(3.4)
Production Tax Credits	(57.1)	(7.2)	—
State and Local Income Taxes, Net	(4.9)	(8.0)	2.7
Parent Company Loss Benefit	—	—	(5.6)
Tax Reform Excess ADIT Reversal	(14.8)	(31.1)	(21.9)
Other	(2.9)	(3.4)	(4.2)
Income Tax Expense (Benefit)	$(25.2)	$(0.6)	$9.4

Effective Income Tax Rate	(9.4)%	(0.3)%	4.9%

Net Deferred Tax Liability

The following tables show elements of the net deferred tax liability and significant temporary differences for each Registrant:

AEP	December 31,
	2022	2021
	(in millions)
Deferred Tax Assets	$3,402.5	$3,277.0
Deferred Tax Liabilities	(11,895.8)	(11,479.5)
Net Deferred Tax Liabilities (a)	$(8,493.3)	$(8,202.5)

Property Related Temporary Differences	$(7,531.8)	$(7,020.3)
Amounts Due to Customers for Future Income Taxes	921.2	1,033.0
Deferred State Income Taxes	(949.9)	(1,116.7)
Securitized Assets	(98.9)	(128.8)
Regulatory Assets	(756.7)	(645.4)
Accrued Nuclear Decommissioning	(632.7)	(743.2)
Net Operating Loss Carryforward	120.7	285.7
Tax Credit Carryforward	611.5	439.8
Operating Lease Liability	143.0	114.2
Investment in Partnership	(338.9)	(392.1)
All Other, Net	19.2	(28.7)
Net Deferred Tax Liabilities (a)	$(8,493.3)	$(8,202.5)
(a)2022 and 2021 excludes Net Deferred Tax Liabilities of $469.7 million and $441.6 million, respectively, classified as Liabilities Held for Sale on the balance sheets.  See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

AEP Texas	December 31,
	2022	2021
	(in millions)
Deferred Tax Assets	$177.0	$173.8
Deferred Tax Liabilities	(1,321.2)	(1,262.7)
Net Deferred Tax Liabilities	$(1,144.2)	$(1,088.9)

Property Related Temporary Differences	$(1,130.7)	$(1,060.2)
Amounts Due to Customers for Future Income Taxes	111.0	110.0
Deferred State Income Taxes	(36.6)	(32.2)
Securitized Transition Assets	(65.0)	(84.4)
Regulatory Assets	(48.9)	(45.1)
Operating Lease Liability	20.3	15.8
All Other, Net	5.7	7.2
Net Deferred Tax Liabilities	$(1,144.2)	$(1,088.9)

AEPTCo	December 31,
	2022	2021
	(in millions)
Deferred Tax Assets	$162.5	$158.8
Deferred Tax Liabilities	(1,202.9)	(1,121.7)
Net Deferred Tax Liabilities (a)	$(1,040.4)	$(962.9)

Property Related Temporary Differences	$(1,065.5)	$(997.0)
Amounts Due to Customers for Future Income Taxes	116.6	118.2
Deferred State Income Taxes	(106.0)	(94.5)
Net Operating Loss Carryforward	5.5	8.1
All Other, Net	9.0	2.3
Net Deferred Tax Liabilities (a)	$(1,040.4)	$(962.9)
(a)2022 and 2021 excludes Net Deferred Tax Liabilities of $16.1 million and $15.4 million, respectively, classified as Liabilities Held for Sale on the balance sheets.  See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

APCo	December 31,
	2022	2021
	(in millions)
Deferred Tax Assets	$510.3	$495.1
Deferred Tax Liabilities	(2,502.5)	(2,299.8)
Net Deferred Tax Liabilities	$(1,992.2)	$(1,804.7)

Property Related Temporary Differences	$(1,509.8)	$(1,476.5)
Amounts Due to Customers for Future Income Taxes	163.0	182.1
Deferred State Income Taxes	(318.5)	(288.8)
Securitized Assets	(33.9)	(39.3)
Regulatory Assets	(301.2)	(177.0)
Operating Lease Liability	15.6	14.2
All Other, Net	(7.4)	(19.4)
Net Deferred Tax Liabilities	$(1,992.2)	$(1,804.7)

I&M	December 31,
	2022	2021
	(in millions)
Deferred Tax Assets	$933.7	$1,072.2
Deferred Tax Liabilities	(2,090.7)	(2,172.4)
Net Deferred Tax Liabilities	$(1,157.0)	$(1,100.2)

Property Related Temporary Differences	$(398.0)	$(286.2)
Amounts Due to Customers for Future Income Taxes	114.3	135.5
Deferred State Income Taxes	(227.0)	(222.0)
Regulatory Assets	(29.5)	(23.6)
Accrued Nuclear Decommissioning	(632.7)	(743.2)
Operating Lease Liability	13.6	13.5
All Other, Net	2.3	25.8
Net Deferred Tax Liabilities	$(1,157.0)	$(1,100.2)

OPCo	December 31,
	2022	2021
	(in millions)
Deferred Tax Assets	$218.8	$204.4
Deferred Tax Liabilities	(1,319.9)	(1,205.3)
Net Deferred Tax Liabilities	$(1,101.1)	$(1,000.9)

Property Related Temporary Differences	$(1,133.8)	$(1,042.0)
Amounts Due to Customers for Future Income Taxes	112.6	117.7
Deferred State Income Taxes	(59.6)	(58.8)
Regulatory Assets	(57.6)	(39.8)
Operating Lease Liability	15.5	17.2
All Other, Net	21.8	4.8
Net Deferred Tax Liabilities	$(1,101.1)	$(1,000.9)

PSO	December 31,
	2022	2021
	(in millions)
Deferred Tax Assets	$225.0	$170.0
Deferred Tax Liabilities	(1,013.6)	(952.3)
Net Deferred Tax Liabilities	$(788.6)	$(782.3)

Property Related Temporary Differences	$(763.3)	$(708.6)
Amounts Due to Customers for Future Income Taxes	96.0	111.5
Deferred State Income Taxes	(81.9)	(83.2)
Regulatory Assets	(140.2)	(228.0)
Net Operating Loss Carryforward	25.8	111.4
Tax Credit Carryforward	54.3	6.6
All Other, Net	20.7	8.0
Net Deferred Tax Liabilities	$(788.6)	$(782.3)

SWEPCo	December 31,
	2022	2021
	(in millions)
Deferred Tax Assets	$374.9	$336.4
Deferred Tax Liabilities	(1,464.6)	(1,424.0)
Net Deferred Tax Liabilities	$(1,089.7)	$(1,087.6)

Property Related Temporary Differences	$(1,053.8)	$(989.6)
Amounts Due to Customers for Future Income Taxes	146.2	154.8
Deferred State Income Taxes	(208.7)	(234.9)
Regulatory Assets	(114.1)	(101.4)
Net Operating Loss Carryforward	42.7	67.4
Tax Credit Carryforward	66.0	8.5
All Other, Net	32.0	7.6
Net Deferred Tax Liabilities	$(1,089.7)	$(1,087.6)

Federal and State Income Tax Audit Status

The statute of limitations for the IRS to examine AEP and subsidiaries originally filed federal return has expired for tax years 2016 and earlier. AEP has agreed to extend the statute of limitations on the 2017 and 2018 tax returns to December 31, 2023, to allow time for the current IRS audit to be completed including a refund claim approval by the Congressional Joint Committee on Taxation. The statute of limitations for the 2019 return is set to naturally expire in 2023 as well.

The current IRS audit and associated refund claim evolved from a net operating loss carryback to 2015 that originated in the 2017 return. AEP has received and agreed to two IRS proposed adjustments on the 2017 tax return, which were immaterial. The exam is nearly complete, and AEP is currently working with the IRS to submit the refund claim to the Congressional Joint Committee on Taxation for resolution and final approval.

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

Net Income Tax Operating Loss Carryforward

As of December 31, 2022, AEP, AEPTCo, OPCo, PSO and SWEPCo have state net income tax operating loss carryforwards as indicated in the table below:

		State Net Income
		Tax Operating Loss	Years of
Company	State/Municipality	Carryforward	Expiration
		(in millions)
AEP	Arkansas	$224.4	2023	-	2032
AEP	Colorado	82.6	NA
AEP	Illinois	52.4	2031	-	2041
AEP	Kentucky	231.3	2030	-	2037
AEP	Louisiana	586.8	NA
AEP	Michigan	58.7	2029	-	2031
AEP	New Jersey	13.7	2036	-	2040
AEP	New Mexico	22.9	NA
AEP	Ohio Municipal	1,257.7	2023	-	2027
AEP	Oklahoma	943.3	2037	-	2037
AEP	Pennsylvania	64.4	2030	-	2042
AEP	Tennessee	77.7	2030	-	2037
AEP	Virginia	11.2	2030	-	2037
AEP	West Virginia	12.3	2029	-	2037
AEPTCo	Oklahoma	33.0	2037	-	2037
OPCo	Ohio Municipal	190.1	2024	-	2027
PSO	Oklahoma	899.6	2037	-	2037
SWEPCo	Arkansas	224.2	2023	-	2032
SWEPCo	Louisiana	577.2	NA

Tax Credit Carryforward

Federal and state net income tax operating losses sustained in 2017, 2019 and 2021 resulted in unused federal and state income tax credits.  As of December 31, 2022, the Registrants have federal tax credit carryforwards and AEP and PSO have state tax credit carryforwards as indicated in the table below.  If these credits are not utilized, federal general business tax credits will expire in the years 2036 through 2041 and state tax credits will remain available indefinitely.

	Total Federal	Total State
	Tax Credit	Tax Credit
Company	Carryforward	Carryforward
	(in millions)
AEP	$612.0	$39.2
AEP Texas	1.5	—
AEPTCo	0.2	—
APCo	2.0	—
I&M	11.4	—
OPCo	1.0	—
PSO	54.3	39.2
SWEPCo	66.0	—

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

Valuation allowance activity for the years ended December 31, 2022, 2021 and 2020 was not material.

Uncertain Tax Positions

The reconciliations of the beginning and ending amounts of unrecognized tax benefits for AEP and OPCo are presented below. The amount and activity of unrecognized tax benefits for the other Registrant Subsidiaries was immaterial for periods presented:

	AEP
	2022	2021	2020
	(in millions)
Balance as of January 1,	$14.3	$13.2	$24.1
Increase – Tax Positions Taken During a Prior Period	5.1	1.2	0.6
Decrease – Tax Positions Taken During a Prior Period	—	(3.2)	(14.5)
Increase – Tax Positions Taken During the Current Year	3.8	3.1	3.0
Decrease – Tax Positions Taken During the Current Year	—	—	—
Decrease – Settlements with Taxing Authorities	—	—	—
Decrease – Lapse of the Applicable Statute of Limitations	—	—	—
Balance as of December 31,	$23.2	$14.3	$13.2

	OPCo
	2022	2021	2020
	(in millions)
Balance as of January 1,	$—	$3.2	$8.4
Increase – Tax Positions Taken During a Prior Period	5.1	—	—
Decrease – Tax Positions Taken During a Prior Period	—	(3.2)	(5.2)
Increase – Tax Positions Taken During the Current Year	—	—	—
Decrease – Tax Positions Taken During the Current Year	—	—	—
Decrease – Settlements with Taxing Authorities	—	—	—
Decrease – Lapse of the Applicable Statute of Limitations	—	—	—
Balance as of December 31,	$5.1	$—	$3.2
Management believes that there will be no significant net increase or decrease in unrecognized benefits within 12 months of the reporting date.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for AEP as of December 31, 2022, 2021 and 2020 were $23 million, $14 million, and $12 million, respectively.

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

Inflation Reduction Act

In August 2022, President Biden signed H.R. 5376 into law, commonly known as the Inflation Reduction Act of 2022 or IRA. Most notably this budget reconciliation legislation creates a 15% minimum tax on adjusted financial statement income (Corporate Alternative Minimum Tax or CAMT), extends and increases the value of PTCs and ITCs, adds a nuclear and clean hydrogen PTC, an energy storage ITC and allows the sale or transfer of tax credits to third parties for cash. This legislation has no material impact on the current period financial statements. As further significant guidance from Treasury and the IRS is expected on the tax provisions in the IRA, AEP will continue to monitor any issued guidance and evaluate the impact on future net income, cash flows and financial condition.

In November 2022, the IRS released Notice 2022-61 addressing the Prevailing Wage and Apprenticeship Requirements (PWAR) tied to full value PTCs and ITCs for projects that begin construction on or after January 29, 2023. AEP’s future renewable energy projects that begin construction after this date will be required to, and expect to, satisfy the PWAR to receive full value ITCs and PTCs.

In December 2022, the IRS released Notice 2023-7 addressing time sensitive issues related to the CAMT. The notice provided initial guidance that AEP can begin to rely on in 2023 and also stated that additional guidance is expected, of which AEP will continue to monitor and assess. Notably, the interim guidance in Notice 2023-7 confirmed the CAMT depreciation adjustment includes tax depreciation that is capitalized to inventory under §263A and recovered as part of cost of goods sold, providing significant relief to AEP’s potential CAMT exposure.

The enactment of the IRA will have future cash flow and income tax reporting considerations. AEP and subsidiaries expect to be applicable corporations beginning in 2023 and AEP expects to have CAMT cash tax payments beginning in 2024. CAMT cash taxes are expected to be offset by regulatory recovery, the utilization of tax credits and additionally the cash inflow generated by the sale of tax credits. The sale of tax credits will be presented in the operating section of the statements of cash flows consistent with the presentation of cash taxes paid. AEP will present the gain or loss on sale of tax credits through income tax expense. Management believes this presentation provides consistency in financial statement reporting as it matches the originating income tax benefit of the tax credits.

State Tax Legislation

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

In August 2022, Arkansas enacted Senate Bill 1.  Senate Bill 1 reduces the Arkansas corporate income tax rate from 5.7% to 5.3%.  In the third quarter of 2022, AEP recorded an immaterial amount of Income Tax Expense as a result of remeasuring Arkansas deferred taxes at the lowered statutory tax rate of 5.3%. The enacted legislation does not impact AEP Texas, APCo, I&M, OPCo or PSO.

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

Operating lease rentals and finance lease amortization costs are generally charged to Other Operation and Maintenance expense in accordance with rate-making treatment for regulated operations. The amortization costs related to the Rockport finance lease were charged to Depreciation and Amortization. Interest on finance lease liabilities is generally charged to Interest Expense. Lease costs associated with capital projects are included in Property, Plant and Equipment on the balance sheets. For regulated operations with finance leases, a finance lease asset and offsetting liability are recorded at the present value of the remaining lease payments for each reporting period.  Finance leases for nonregulated property are accounted for as if the assets were owned and financed.  The components of rental costs were as follows:

Year Ended December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$157.5	$18.4	$1.1	$17.9	$29.5	$16.9	$11.8	$15.3
Finance Lease Cost:
Amortization of Right-of-Use Assets	205.5	6.8	—	7.9	78.7	4.9	3.2	10.8
Interest on Lease Liabilities	13.4	1.3	—	2.0	3.1	0.8	0.6	2.1
Total Lease Rental Costs (a)	$376.4	$26.5	$1.1	$27.8	$111.3	$22.6	$15.6	$28.2

Year Ended December 31, 2021	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$275.3	$18.4	$1.7	$19.3	$90.2	$19.0	$8.7	$12.1
Finance Lease Cost:
Amortization of Right-of-Use Assets	74.7	6.7	—	7.7	12.9	4.9	3.2	11.0
Interest on Lease Liabilities	14.4	1.4	—	2.4	3.0	0.8	0.6	2.5
Total Lease Rental Costs (a)	$364.4	$26.5	$1.7	$29.4	$106.1	$24.7	$12.5	$25.6

Year Ended December 31, 2020	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$279.6	$17.4	$2.6	$19.1	$101.5	$17.1	$7.8	$9.4
Finance Lease Cost:
Amortization of Right-of-Use Assets	61.9	6.3	—	7.4	6.5	4.7	3.5	10.9
Interest on Lease Liabilities	15.4	1.5	—	2.7	3.1	0.9	0.7	2.2
Total Lease Rental Costs (a)	$356.9	$25.2	$2.6	$29.2	$111.1	$22.7	$12.0	$22.5

(a)Excludes variable and short-term lease costs, which were immaterial.

Supplemental information related to leases are shown in the tables below:

December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
Weighted-Average Remaining Lease Term (years):
Operating Leases	12.69	4.33	2.05	5.29	5.79	5.98	23.90	23.55
Finance Leases	4.61	5.39	0.00	4.25	4.76	5.27	6.02	4.13
Weighted-Average Discount Rate:
Operating Leases	3.54%	4.15%	1.96%	3.61%	3.62%	3.73%	3.43%	3.41%
Finance Leases	5.76%	4.75%	—%	7.09%	8.99%	4.53%	4.63%	4.80%

December 31, 2021	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
Weighted-Average Remaining Lease Term (years):
Operating Leases	10.39	5.91	2.95	5.68	5.87	6.69	20.89	20.24
Finance Leases	2.95	5.51	0.00	4.97	2.10	5.54	6.18	4.53
Weighted-Average Discount Rate:
Operating Leases	3.35%	3.53%	0.90%	3.42%	3.46%	3.56%	3.35%	3.34%
Finance Leases	3.26%	4.31%	—%	7.16%	3.02%	4.19%	4.23%	4.68%

Year Ended December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows Used for Operating Leases	$155.1	$18.3	$1.0	$17.9	$29.7	$17.5	$10.5	$13.7
Operating Cash Flows Used for Finance Leases	13.6	1.3	—	2.0	3.2	0.8	0.6	2.1
Financing Cash Flows Used for Finance Leases	309.5	6.8	—	7.9	130.7	4.9	3.2	10.8

Non-cash Acquisitions Under Operating Leases	$191.4	$36.7	$1.7	$23.1	$19.1	$8.4	$46.0	$53.6

Year Ended December 31, 2021	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows Used for Operating Leases	$279.9	$18.0	$1.6	$19.3	$92.9	$19.0	$8.7	$11.6
Operating Cash Flows Used for Finance Leases	14.3	1.4	—	2.4	2.9	0.8	0.6	2.5
Financing Cash Flows Used for Finance Leases	64.0	6.7	—	7.7	6.8	4.9	3.2	10.9

Non-cash Acquisitions Under Operating Leases	$117.0	$4.4	$2.1	$4.2	$2.6	$4.2	$33.4	$42.9

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

December 31, 2022	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Property, Plant and Equipment Under Finance Leases:
Generation	$120.5		$—	$—	$41.1	$28.0	$—	$0.6	$25.9
Other Property, Plant and Equipment	321.2		53.7	—	20.1	40.6	32.7	25.2	58.3
Total Property, Plant and Equipment	441.7		53.7	—	61.2	68.6	32.7	25.8	84.2
Accumulated Amortization	229.3		23.6	—	31.9	34.8	13.8	10.8	54.6
Net Property, Plant and Equipment Under Finance Leases	$212.4	(a)	$30.1	$—	$29.3	$33.8	$18.9	$15.0	$29.6

Obligations Under Finance Leases:
Noncurrent Liability	$168.2		$23.1	$—	$21.6	$27.1	$14.2	$11.7	$31.3
Liability Due Within One Year	57.2		7.0	—	7.7	6.9	4.7	3.3	10.9
Total Obligations Under Finance Leases	$225.4	(b)	$30.1	$—	$29.3	$34.0	$18.9	$15.0	$42.2

December 31, 2021	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Property, Plant and Equipment Under Finance Leases:
Generation	$388.8		$—	$—	$42.8	$156.8	$—	$0.6	$34.3
Other Property, Plant and Equipment	323.8		50.7	—	20.4	42.1	32.1	23.9	55.7
Total Property, Plant and Equipment	712.6		50.7	—	63.2	198.9	32.1	24.5	90.0
Accumulated Amortization	222.4		19.9	—	27.5	38.2	12.8	9.2	47.8
Net Property, Plant and Equipment Under Finance Leases	$490.2	(a)	$30.8	$—	$35.7	$160.7	$19.3	$15.3	$42.2

Obligations Under Finance Leases:
Noncurrent Liability	$196.1		$24.2	$—	$28.1	$31.7	$14.9	$12.3	$38.9
Liability Due Within One Year	304.6		6.6	—	7.6	130.5	4.4	3.0	10.8
Total Obligations Under Finance Leases	$500.7	(b)	$30.8	$—	$35.7	$162.2	$19.3	$15.3	$49.7

(a)    Amount excludes $369 thousand and $3 million of Net Property, Plant and Equipment Under Finance Leases classified as Assets Held for Sale on the balance sheet for the years ended December 31, 2022 and 2021, respectively. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(b)    Amount excludes $369 thousand and $3 million of Obligations Under Finance Leases classified as Liabilities Held for Sale on the balance sheet for the years ended December 31, 2022 and 2021, respectively. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

December 31, 2022	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Assets	$645.0	(a)	$94.7	$2.7	$73.6	$64.3	$73.8	$106.1	$123.4

Obligations Under Operating Leases:
Noncurrent Liability	$552.1		$67.8	$1.5	$59.1	$48.9	$60.3	$99.3	$120.2
Liability Due Within One Year	113.4		28.6	1.3	15.0	16.0	13.5	8.9	8.4
Total Obligations Under Operating Leases	$665.5	(b)	$96.4	$2.8	$74.1	$64.9	$73.8	$108.2	$128.6

December 31, 2021	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Assets	$578.3	(a)	$73.6	$2.0	$66.9	$63.5	$81.2	$68.9	$80.1

Obligations Under Operating Leases:
Noncurrent Liability	$492.8		$61.3	$1.3	$52.4	$48.9	$68.6	$62.2	$77.7
Liability Due Within One Year	97.6		14.0	0.9	15.1	15.5	13.1	6.9	8.1
Total Obligations Under Operating Leases	$590.4	(b)	$75.3	$2.2	$67.5	$64.4	$81.7	$69.1	$85.8

(a)    Amount excludes $528 thousand and $11 million of Operating Lease Assets classified as Assets Held for Sale on the balance sheet for the years ended December 31, 2022 and 2021, respectively. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(b)    Amount excludes $578 thousand and $11 million of Obligations Under Operating Leases classified as Liabilities Held for Sale on the balance sheet for the years ended December 31, 2022 and 2021, respectively. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Future minimum lease payments consisted of the following as of December 31, 2022:

Finance Leases	AEP (a)	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2023	$67.8	$8.3	$—	$9.6	$9.2	$5.4	$3.8	$12.4
2024	71.4	7.2	—	8.8	12.1	4.6	3.3	16.5
2025	40.9	5.5	—	7.5	6.3	3.2	2.5	6.1
2026	24.9	4.4	—	2.9	3.9	2.6	2.2	2.8
2027	19.2	3.5	—	1.8	3.4	2.1	1.8	2.4
After 2027	32.6	5.5	—	2.8	7.6	3.4	3.7	5.6
Total Future Minimum Lease Payments	256.8	34.4	—	33.4	42.5	21.3	17.3	45.8
Less: Imputed Interest	31.4	4.3	—	4.1	8.5	2.4	2.3	3.6
Estimated Present Value of Future Minimum Lease Payments	$225.4	$30.1	$—	$29.3	$34.0	$18.9	$15.0	$42.2
(a)    Amount excludes $369 thousand of Obligations Under Finance Leases classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Operating Leases	AEP (a)	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2023	$138.5	$32.3	$1.4	$17.5	$18.8	$16.4	$11.5	$14.4
2024	125.7	29.7	0.9	14.6	17.7	14.9	10.7	12.7
2025	86.6	13.1	0.4	11.8	9.2	13.2	9.5	11.4
2026	75.5	10.9	0.2	10.3	8.3	12.0	8.6	10.2
2027	65.6	8.3	—	9.1	7.5	10.7	7.8	8.8
After 2027	352.0	11.7	—	19.2	9.8	15.7	116.4	141.8
Total Future Minimum Lease Payments	843.9	106.0	2.9	82.5	71.3	82.9	164.5	199.3
Less: Imputed Interest	178.4	9.6	0.1	8.4	6.4	9.1	56.3	70.7
Estimated Present Value of Future Minimum Lease Payments	$665.5	$96.4	$2.8	$74.1	$64.9	$73.8	$108.2	$128.6

(a)    Amount excludes $578 thousand of Obligations Under Operating Leases classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of December 31, 2022, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$46.0
AEP Texas	11.1
APCo	6.1
I&M	4.4
OPCo	7.6
PSO	4.8
SWEPCo	5.3

AEPRO Boat and Barge Leases (Applies to AEP)

In 2015, AEP sold its commercial barge transportation subsidiary, AEPRO, to a nonaffiliated party. Certain boat and barge leases acquired by the nonaffiliated party are subject to an AEP guarantee in favor of the respective lessors, ensuring future payments under such leases with maturities up to 2027. As of December 31, 2022, the maximum potential amount of future payments required under the guaranteed leases was $27 million. Under the terms of certain of the arrangements, upon the lessors exercising their rights after an event of default by the nonaffiliated party, AEP is entitled to enter into new lease arrangements as a lessee that would have substantially the same terms as the existing leases. Alternatively, for the arrangements with one of the lessors, upon an event of default by the nonaffiliated party and the lessor exercising its rights, payment to the lessor would allow AEP to step into the lessor’s rights as well as obtaining title to the assets. Under either situation, AEP would have the ability to utilize the assets in the normal course of barging operations. AEP would also have the right to sell the acquired assets for which it obtained title. As of December 31, 2022, AEP’s boat and barge lease guarantee liability was $2 million, of which $1 million was recorded in Other Current Liabilities and $1 million was recorded in Deferred Credits and Other Noncurrent Liabilities on AEP’s balance sheet.

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

Lessor Activity

The Registrants’ lessor activity was immaterial as of and for the twelve months ended December 31, 2022 and December 31, 2021, respectively.

14.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

The following table is a reconciliation of common stock share activity:

Shares of AEP Common Stock	Issued	Held in Treasury
Balance, December 31, 2019	514,373,631	20,204,160
Issued	2,434,723	—
Balance, December 31, 2020	516,808,354	20,204,160
Issued	7,607,821	—
Balance, December 31, 2021	524,416,175	20,204,160
Issued	683,146	—
Treasury Stock Reissued	—	(8,970,920)	(a)
Balance, December 31, 2022	525,099,321	11,233,240

(a)Reissued Treasury Stock used to fulfill share commitments related to AEP’s Equity Units. See “Equity Units” section below for additional information.

ATM Program

In 2020, AEP filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which AEP may sell, from time to time, up to an aggregate of $1 billion of its common stock through an ATM offering program, including an equity forward sales component. The compensation paid to the selling agents by AEP may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the year ended December 31, 2022.

Long-term Debt

The following table details long-term debt outstanding:

		Weighted-Average	Interest Rate Ranges as of		Outstanding as of
		Interest Rate as of	December 31,		December 31,
Company	Maturity	December 31, 2022	2022	2021	2022	2021
AEP					(in millions)
Senior Unsecured Notes	2022-2052	3.96%	0.75%-7.00%	0.61%-7.00%	$29,486.2	$27,497.3
Pollution Control Bonds (a)	2022-2036 (b)	2.76%	0.63%-4.55%	0.19%-4.55%	1,705.3	1,804.5
Notes Payable – Nonaffiliated (c)	2022-2032	4.29%	0.93%-6.37%	0.79%-6.37%	269.7	211.3
Securitization Bonds	2023-2029 (d)	2.91%	2.01%-3.77%	2.01%-3.77%	487.8	603.5
Spent Nuclear Fuel Obligation (e)					285.6	281.3
Junior Subordinated Notes (f)	2024-2027	2.35%	1.30%-3.88%	1.30%-3.88%	2,381.3	2,373.0
Other Long-term Debt	2022-2059	5.52%	1.15%-13.72%	0.91%-13.72%	1,006.7	683.6
Total Long-term Debt Outstanding (g)					$35,622.6	$33,454.5

AEP Texas
Senior Unsecured Notes	2023-2052	4.06%	2.10%-6.76%	2.10%-6.76%	$4,702.7	$4,135.5
Pollution Control Bonds	2023-2030 (b)	3.42%	0.90%-4.55%	0.90%-4.55%	440.2	439.9
Securitization Bonds	2024-2029 (d)	2.50%	2.06%-2.84%	2.06%-2.84%	314.4	404.7
Other Long-term Debt	2025-2059	5.67%	4.50%-5.67%	1.35%-4.50%	200.5	200.7
Total Long-term Debt Outstanding					$5,657.8	$5,180.8

AEPTCo
Senior Unsecured Notes	2023-2052	3.83%	2.75%-5.52%	2.75%-5.52%	$4,782.8	$4,343.9
Total Long-term Debt Outstanding					$4,782.8	$4,343.9

APCo
Senior Unsecured Notes	2025-2050	4.68%	2.70%-7.00%	2.70%-7.00%	$4,581.4	$4,083.7
Pollution Control Bonds (a)	2024-2036 (b)	2.74%	0.63%-3.80%	0.19%-2.75%	429.4	529.5
Securitization Bonds	2023-2028 (d)	3.67%	2.01%-3.77%	2.01%-3.77%	173.3	198.8
Other Long-term Debt	2023-2026	5.34%	4.84%-13.72%	1.24%-13.72%	226.4	126.9
Total Long-term Debt Outstanding					$5,410.5	$4,938.9

I&M
Senior Unsecured Notes	2023-2051	4.19%	3.20%-6.05%	3.20%-6.05%	$2,597.3	$2,595.5
Pollution Control Bonds (a)	2025 (b)	2.49%	0.75%-3.05%	0.75%-3.05%	189.0	188.7
Notes Payable – Nonaffiliated (c)	2023-2027	4.26%	0.93%-5.93%	0.79%-1.24%	183.8	122.2
Spent Nuclear Fuel Obligation (e)					285.6	281.3
Other Long-term Debt	2025	6.00%	6.00%	6.00%	5.1	7.3
Total Long-term Debt Outstanding					$3,260.8	$3,195.0

OPCo
Senior Unsecured Notes	2030-2051	3.87%	1.63%-6.60%	1.63%-6.60%	$2,969.7	$2,967.8
Other Long-term Debt	2028	1.15%	1.15%	1.15%	0.6	0.7
Total Long-term Debt Outstanding					$2,970.3	$2,968.5

PSO
Senior Unsecured Notes	2025-2051	3.74%	2.20%-6.63%	2.20%-6.63%	$1,785.6	$1,785.5
Other Long-term Debt	2025-2027	5.69%	3.00%-5.75%	1.47%-3.00%	127.2	128.0
Total Long-term Debt Outstanding					$1,912.8	$1,913.5

SWEPCo
Senior Unsecured Notes	2026-2051	3.57%	1.65%-6.20%	1.65%-6.20%	$3,297.6	$3,295.1
Notes Payable – Nonaffiliated (c)	2024-2032	5.38%	4.58%-6.37%	4.58%-6.37%	55.9	59.1
Other Long-term Debt	2028	4.68%	4.68%	4.68%	38.1	41.0
Total Long-term Debt Outstanding					$3,391.6	$3,395.2

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
(g)Amount excludes $1.2 billion and $1.1 billion of Total Long-term Debt Outstanding classified as Liabilities Held for Sale on the balance sheet as of December 31, 2022 and 2021, respectively. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

As of December 31, 2022, outstanding long-term debt was payable as follows:

	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2023	$1,996.4		$278.5	$60.0	$251.8	$341.8	$0.1	$0.5	$6.2
2024	1,525.2	(a)	96.0	95.0	113.5	56.4	0.1	0.6	6.2
2025	3,253.9	(b)	524.5	90.0	673.3	220.5	0.1	250.6	6.2
2026	1,554.0		75.0	425.0	30.9	8.5	0.1	50.6	906.2
2027	2,211.9		25.6	—	355.6	1.7	0.1	0.3	6.2
After 2027	25,388.8		4,706.4	4,166.0	4,031.8	2,660.6	3,000.1	1,625.0	2,488.2
Principal Amount	35,930.2		5,706.0	4,836.0	5,456.9	3,289.5	3,000.6	1,927.6	3,419.2
Unamortized Discount, Net and Debt Issuance Costs	(307.6)		(48.2)	(53.2)	(46.4)	(28.7)	(30.3)	(14.8)	(27.6)
Total Long-term Debt Outstanding	$35,622.6	(c)	$5,657.8	$4,782.8	$5,410.5	$3,260.8	$2,970.3	$1,912.8	$3,391.6

(a)    Amount includes $805 million of Junior Subordinated Notes. See “Equity Units” section below for additional information.
(b)    Amount includes $850 million of Junior Subordinated Notes. See “Equity Units” section below for additional information.
(c)    Amount excludes $1.2 billion of Total Long-term Debt Outstanding classified as Liabilities Held for Sale on the balance sheet as of December 31, 2022. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Long-term Debt Subsequent Events

In January and February 2023, I&M retired $8 million and $8 million, respectively, of Notes Payable related to DCC Fuel.

In January 2023, PSO issued $475 million of 5.25% Senior Unsecured Notes due in 2033.

In February 2023, AEP Texas retired $12 million of Securitization Bonds.

In February 2023, APCo retired $13 million of Securitization Bonds.

Equity Units (Applies to AEP)

2020 Equity Units

In August 2020, AEP issued 17 million Equity Units initially in the form of corporate units, at a stated amount of $50 per unit, for a total stated amount of $850 million. Net proceeds from the issuance were approximately $833 million. The proceeds were used to support AEP’s overall capital expenditure plans.

Each corporate unit represents a 1/20 undivided beneficial ownership interest in $1,000 principal amount of AEP’s 1.30% Junior Subordinated Notes (notes) due in 2025 and a forward equity purchase contract which settles after three years in August 2023. The notes are expected to be remarketed in 2023, at which time the interest rate will reset at the then-current market rate. Investors may choose to remarket their notes to receive the remarketing proceeds and use those funds to settle the forward equity purchase contract, or accept the remarketed debt and use other funds for the equity purchase. If the remarketing is unsuccessful, investors have the right to put their notes to AEP at a price equal to the principal. The Equity Units carry an annual distribution rate of 6.125%, which is comprised of a quarterly coupon rate of interest of 1.30% and a quarterly forward equity purchase contract payment of 4.825%.

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

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 1.9% of consolidated tangible net assets as of December 31, 2022. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreement.

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

The most restrictive dividend limitation for certain AEP subsidiaries is through the Federal Power Act restriction, while for other AEP subsidiaries the most restrictive dividend limitation is through the credit agreements. As of December 31, 2022, the maximum amount of restricted net assets of AEP’s subsidiaries that may not be distributed to the Parent in the form of a loan, advance or dividend was $16.2 billion.

The Federal Power Act restriction limits the ability of the AEP subsidiaries owning hydroelectric generation to pay dividends out of retained earnings. Additionally, the credit agreement covenant restrictions can limit the ability of the AEP subsidiaries to pay dividends out of retained earnings. As of December 31, 2022, the amount of any such restrictions were as follows:

	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Restricted Retained Earnings	$3,023.0	(a)	$1,105.7	$—	$543.1	$688.2	$—	$—	$373.0

(a)    Includes the restrictions of consolidated and non-consolidated subsidiaries.

Parent Restrictions (Applies to AEP)

The holders of AEP’s common stock are entitled to receive the dividends declared by the Board of Directors provided funds are legally available for such dividends.  Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries.

Pursuant to the leverage restrictions in credit agreements, AEP must maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in the credit agreements.  As of December 31, 2022, AEP had $8.1 billion of available retained earnings to pay dividends to common shareholders. AEP paid $1.6 billion, $1.5 billion and $1.4 billion of dividends to common shareholders for the years ended December 31, 2022, 2021 and 2020, respectively.

Lines of Credit and Short-term Debt (Applies to AEP)

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  As of December 31, 2022, AEP had $5 billion in revolving credit facilities to support its commercial paper program.  Securitized Debt for Receivables, for the year ended 2022, had a weighted-average interest rate of 1.84% and a maximum amount outstanding of $750 million. The commercial paper program, for the year ended 2022, had a weighted-average interest rate of 2.74% and a maximum amount outstanding of $2.9 billion. AEP’s outstanding short-term debt was as follows:

		December 31,
		2022		2021
Company	Type of Debt	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
		(in millions)		(in millions)
AEP	Securitized Debt for Receivables (b)	$750.0	4.67%	$750.0	0.19%
AEP	Commercial Paper	2,862.2	4.80%	1,364.0	0.34%
AEP	Term Loan	—	—%	500.0	0.81%
AEP	Term Loan	125.0	5.17%	—	—%
AEP	Term Loan	150.0	5.17%	—	—%
AEP	Term Loan	100.0	5.23%	—	—%
AEP	Term Loan	125.0	4.87%	—	—%
	Total Short-term Debt	$4,112.2		$2,614.0

(a)    Weighted-average rate as of December 31, 2022 and 2021, respectively.
(b)    Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.

Corporate Borrowing Program – AEP System (Applies to Registrant Subsidiaries)

The AEP System uses a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP.  The AEP System Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of December 31, 2022 and 2021 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets.  The Utility Money Pool participants’ money pool activity and corresponding authorized borrowing limits are described in the following tables:

Year Ended December 31, 2022:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)		Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money		Short-term
	Utility	Utility	Utility	Utility	Pool as of		Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	December 31, 2022		Limit
	(in millions)
AEP Texas	$348.8	$652.3	$173.3	$247.8	$(96.5)		$500.0
AEPTCo	480.2	137.0	189.4	28.9	(199.9)	(a)	820.0	(b)
APCo	438.4	214.2	181.7	45.4	(162.4)		500.0
I&M	318.6	23.0	105.2	22.3	(226.9)		500.0
OPCo	262.5	246.1	101.3	86.9	(172.9)		500.0
PSO	364.2	432.5	224.5	402.8	(364.2)		400.0
SWEPCo	358.4	156.6	219.3	109.7	(310.7)		400.0

Year Ended December 31, 2021:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)		Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money		Short-term
	Utility	Utility	Utility	Utility	Pool as of		Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	December 31, 2021		Limit
	(in millions)
AEP Texas	$355.5	$104.7	$172.5	$40.0	$(26.9)		$500.0
AEPTCo	444.9	117.3	189.1	29.7	(108.0)	(a)	820.0	(b)
APCo	199.3	616.9	87.5	118.3	(178.5)		500.0
I&M	166.5	368.2	110.4	67.7	(71.8)		500.0
OPCo	259.2	622.9	61.6	127.2	42.0		500.0
PSO	267.7	747.3	134.0	113.1	(72.3)		400.0
SWEPCo	280.3	561.9	142.4	287.4	153.8		400.0

(a)    Amount excludes $4 million of Advances to Affiliates classified as Assets Held for Sale and $1 million of Advances from Affiliates classified as Liabilities Held for Sale on the AEP Transco balance sheet for the years ended December 31, 2022 and 2021, respectively. See “Dispositions of KPCo and KTCo” section of Note 7 for additional information.
(b)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above tables does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of December 31, 2022 and 2021 are included in Advances to Affiliates on each subsidiaries’ balance sheets. The Nonutility Money Pool participants’ money pool activity is described in the following tables:

Year Ended December 31, 2022:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	December 31, 2022
	(in millions)
AEP Texas	$7.0	$6.8	$6.9
SWEPCo	2.1	2.1	2.1

Year Ended December 31, 2021:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	December 31, 2021
	(in millions)
AEP Texas	$7.1	$6.9	$6.9
SWEPCo	2.1	2.1	2.1

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to and borrowings from AEP as of December 31, 2022 and 2021 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct financing activities with AEP and corresponding authorized borrowing limits are described in the following tables:

Year Ended December 31, 2022:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	December 31, 2022	December 31, 2022	Borrowing Limit
(in millions)
$52.4	$141.8	$6.7	$57.5	$29.4	$—	$50.0	(a)

Year Ended December 31, 2021:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	December 31, 2021	December 31, 2021	Borrowing Limit
(in millions)
$14.6	$224.2	$1.8	$118.0	$1.5	$12.7	$50.0	(a)

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Years Ended December 31,
	2022	2021	2020
Maximum Interest Rate	5.28%	0.48%	2.70%
Minimum Interest Rate	0.10%	0.02%	0.27%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized in the following table:

	Average Interest Rate for Funds Borrowed from the Utility Money Pool for the Years Ended December 31,			Average Interest Rate for Funds Loaned to the Utility Money Pool for the Years Ended December 31,
Company	2022	2021	2020	2022	2021	2020
AEP Texas	1.08%	0.33%	1.51%	1.99%	0.26%	0.81%
AEPTCo	1.81%	0.32%	1.29%	2.47%	0.10%	1.99%
APCo	2.34%	0.41%	2.12%	2.39%	0.25%	0.85%
I&M	2.57%	0.33%	1.07%	2.20%	0.23%	1.18%
OPCo	3.51%	0.27%	0.99%	1.22%	0.14%	2.06%
PSO	2.65%	0.34%	0.92%	0.75%	0.07%	1.95%
SWEPCo	2.80%	0.26%	1.27%	0.55%	0.18%	—%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

		Maximum Interest Rate	Minimum Interest Rate	Average Interest Rate
Year Ended		for Funds Loaned to	for Funds Loaned to	for Funds Loaned to
December 31,	Company	the Nonutility Money Pool	the Nonutility Money Pool	the Nonutility Money Pool
2022	AEP Texas	5.28%	0.46%	2.23%
2022	SWEPCo	5.28%	0.46%	2.23%

2021	AEP Texas	0.58%	0.21%	0.37%
2021	SWEPCo	0.58%	0.21%	0.37%

2020	AEP Texas	2.70%	0.27%	1.18%
2020	SWEPCo	2.70%	0.27%	1.18%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Year Ended	Borrowed from	Borrowed from	Loaned to	Loaned to	Borrowed from	Loaned to
December 31,	AEP	AEP	AEP	AEP	AEP	AEP
2022	5.28%	0.46%	5.28%	0.46%	2.08%	2.07%
2021	0.86%	0.25%	0.86%	0.25%	0.38%	0.35%
2020	2.70%	0.27%	2.70%	0.27%	1.20%	1.13%

Interest expense related to short-term borrowing activities with the Utility Money Pool, Nonutility Money Pool and direct borrowing financing relationship are included in Interest Expense on each of the Registrant Subsidiaries’ statements of income. The Registrant Subsidiaries incurred interest expense for all short-term borrowing activities as follows:

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
AEP Texas	$0.9	$0.3	$0.8
AEPTCo	3.5	0.6	1.5
APCo	5.6	0.1	2.8
I&M	2.9	0.2	1.4
OPCo	2.3	0.1	1.8
PSO	5.5	0.3	0.6
SWEPCo	4.9	0.3	1.5

Interest income related to short-term lending activities with the Utility Money Pool, Nonutility Money Pool and direct borrowing financing relationship are included in Interest Income on each of the Registrant Subsidiaries’ statements of income. The Registrant Subsidiaries earned interest income for all short-term lending activities as follows:

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
AEP Texas	$2.6	$0.1	$0.7
AEPTCo	1.6	0.4	2.4
APCo	2.8	0.3	0.7
I&M	0.5	0.2	0.2
OPCo	0.4	0.1	—
PSO	0.3	—	0.1
SWEPCo	0.2	0.1	—

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

AEP Credit’s receivables securitization agreement provides a commitment of $750 million from bank conduits to purchase receivables and was amended in September 2021 to include a $125 million and a $625 million facility. The $125 million facility was renewed in September 2022 and amended to extend the expiration date to September 2024. The $625 million facility also expires in September 2024. As of December 31, 2022, the affiliated utility subsidiaries, with the exception of SWEPCo, were in compliance with all requirements under the agreement. SWEPCo temporarily eased credit policies from August 2022 through October 2022 to assist customers with higher than normal bills driven by increased fuel costs and, in turn, experienced higher than normal aged receivables. In response, in January 2023, AEP Credit amended its receivables securitization agreement to increase the eligibility criteria related to their aged receivables requirements to bring SWEPCo back into compliance.

Accounts receivable information for AEP Credit was as follows:

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	1.84%	0.19%	0.85%
Net Uncollectible Accounts Receivable Written Off	$29.5	$26.5	$15.3

	December 31,
	2022	2021
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,167.7	$995.2
Short-term – Securitized Debt of Receivables	750.0	750.0
Delinquent Securitized Accounts Receivable	44.2	57.9
Bad Debt Reserves Related to Securitization	39.7	42.8
Unbilled Receivables Related to Securitization	360.9	307.1

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement were:

	December 31,
Company	2022	2021
	(in millions)
APCo	$194.4	$153.1
I&M	166.9	156.9
OPCo	478.6	392.7
PSO	155.5	114.5
SWEPCo	194.0	153.0

The fees paid to AEP Credit for customer accounts receivable sold were:

	Years Ended December 31,
Company	2022	2021 (a)	2020
	(in millions)
APCo	$9.4	$4.9	$5.2
I&M	9.7	7.0	7.9
OPCo	29.8	8.3	24.1
PSO	7.4	3.4	4.8
SWEPCo	9.4	5.4	6.7
(a)In 2021, due to the successful collection of accounts receivable balances during the COVID-19 pandemic, the allowance for doubtful accounts was reduced, resulting in the issuance of credits to offset the higher fees previously paid and to lower subsequent fees paid.

The proceeds on the sale of receivables to AEP Credit were:

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
APCo	$1,552.9	$1,324.1	$1,272.9
I&M	2,045.6	1,927.0	1,891.8
OPCo	3,101.3	2,458.5	2,366.2
PSO	1,809.5	1,406.4	1,221.0
SWEPCo	1,858.4	1,636.1	1,593.8

15.  STOCK-BASED COMPENSATION

The disclosures in this note apply to AEP only. The impact of AEP’s share-based compensation plans is insignificant to the financial statements of the Registrant Subsidiaries.

Awards under the American Electric Power System 2015 Long-Term Incentive Plan (2015 LTIP), which replaced prior long-term incentive plans effective April 2015, may be granted to employees and directors. The 2015 LTIP was subsequently amended in September 2016. The 2015 LTIP provides for a maximum of 10 million AEP common shares to be available for grant to eligible employees and directors. As of December 31, 2022, 5,249,391 shares remained available for issuance under the 2015 LTIP. No new awards may be granted under the Prior Plan. Awards granted under the 2015 LTIP awards may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Shares issued pursuant to a stock option or a stock appreciation right reduce the shares remaining available for grants under the 2015 LTIP by 0.286 of a share. Each share issued for any other award that settles in AEP stock reduces the shares remaining available for grants under the 2015 LTIP by one share. Cash settled awards do not reduce the number of shares remaining available under the 2015 LTIP. The following sections provide further information regarding each type of stock-based compensation award granted under these plans.

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

AEP career shares are recorded in Paid-in Capital on the balance sheets. Amounts equivalent to cash dividends on both performance shares and AEP career shares accrue as additional shares.  Management records compensation cost for performance shares over an approximately three-year vesting period. Performance shares are recorded as mezzanine equity on the balance sheets until the vesting date and compensation cost is calculated at fair value based on the performance metrics for each grant. Performance shares granted in 2022, 2021 and 2020 have three performance metrics: (a) three-year cumulative operating earnings per-share with a 50% weight, (b) total shareholder return with a 40% weight and (c) non-emitting generation capacity as a percentage of total owned and purchased capacity with a 10% weight. Performance shares granted in 2019 had two equally-weighted performance metrics: (a) three-year cumulative operating earnings per-share and (b) total shareholder return. The three-year cumulative operating earnings per-share and non-emitting generating capacity metrics are adjusted quarterly for changes in performance relative to the metric approved by the HR Committee. The total shareholder return metric is measured relative to a peer group of similar companies and is based on a third-party Monte Carlo valuation. The value related to this metric does not change over the three-year vesting period.

The HR Committee awarded performance shares and reinvested dividends on outstanding performance shares and AEP career shares as follows:

	Years Ended December 31,
Performance Shares	2022	2021	2020
Awarded Shares (in thousands)	530.3	565.0	424.8
Weighted-Average Share Fair Value at Grant Date	$97.61	$81.02	$116.56
Vesting Period (in years)	3	3	3

Performance Shares and AEP Career Shares (Reinvested Dividends Portion)	Years Ended December 31,
	2022	2021	2020
Awarded Shares (in thousands)	63.3	74.5	73.4
Weighted-Average Fair Value at Grant Date	$98.73	$84.48	$84.87
Vesting Period (in years)	(a)	(a)	(a)

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

The certified performance scores and shares earned for the three-year periods were as follows:

	Years Ended December 31,
Performance Shares	2022	2021	2020
Certified Performance Score	131.1%	102.9%	128.2%
Performance Shares Earned	512,660	537,166	757,858
Performance Shares Mandatorily Deferred as AEP Career Shares	28,282	14,613	13,614
Performance Shares Voluntarily Deferred into the Incentive Compensation Deferral Program	23,609	22,915	26,936
Performance Shares to be Settled (a)	460,769	499,638	717,308

(a)Performance shares settled in AEP common stock in the quarter following the end of the year shown.

The settlements were as follows:

	Years Ended December 31,
Performance Shares and AEP Career Shares	2022	2021	2020
	(in millions)
AEP Common Stock Settlements for Performance Shares	$43.2	$54.7	$75.4
AEP Common Stock Settlements for Career Share Distributions	5.1	4.0	1.9

A summary of the status of AEP’s nonvested Performance Shares as of December 31, 2022 and changes during the year ended December 31, 2022 were as follows:

Nonvested Performance Shares	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of January 1, 2022	923.8	$96.15
Awarded	530.3	97.61
Dividends	45.5	98.73
Vested (a)	(395.8)	116.06
Forfeited	(91.6)	84.81
Nonvested as of December 31, 2022	1,012.2	90.27

(a)The vested Performance Shares will be converted to 461 thousand shares based on the closing share price on the day before settlement.

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

	Years Ended December 31,
Assumptions	2022	2021	2020
Valuation Period (in years) (a)	2.86	2.88	2.87
Expected Volatility Minimum	25.92%	25.87%	13.67%
Expected Volatility Maximum	40.82%	39.90%	28.15%
Expected Volatility Average	31.09%	31.01%	16.39%
Dividend Rate (b)	—%	—%	—%
Risk Free Rate	1.64%	0.19%	1.40%

(a)Period from award date to vesting date.
(b)Equivalent to reinvesting dividends.

Restricted Stock Units

The HR Committee grants restricted stock units (RSUs), which generally vest, subject to the participant’s continued AEP employment, over at least three years in approximately equal annual increments.  The RSUs accrue dividends as additional RSUs. The additional RSUs granted as dividends vest on the same date, subject to the participant’s continued AEP employment, as the underlying RSUs. RSUs are converted into shares of AEP common stock upon vesting, except the RSUs granted prior to 2017 to AEP’s executive officers which settled in cash. Executive officers are those officers who are subject to the disclosure requirements set forth in Section 16 of the Securities Exchange Act of 1934. For RSUs that settle in shares, compensation cost is measured at fair value on the grant date and recorded over the vesting period.  Fair value is determined by multiplying the number of RSUs granted by the grant date market closing price.  For RSUs that settled in cash, compensation cost was recorded over the vesting period and adjusted for changes in fair value until vested.  The fair value at vesting was determined by multiplying the number of RSUs vested by the 20-day average closing price of AEP common stock.  The maximum contractual term of outstanding RSUs is approximately 40 months from the grant date.

The HR Committee awarded RSUs, including additional units awarded as dividends, as follows:

	Years Ended December 31,
Restricted Stock Units	2022	2021	2020
Awarded Units (in thousands)	290.4	280.0	268.7
Weighted-Average Grant Date Fair Value	$90.48	$80.39	$94.38

The total fair value and total intrinsic value of restricted stock units vested were as follows:

	Years Ended December 31,
Restricted Stock Units	2022	2021	2020
	(in millions)
Fair Value of Restricted Stock Units Vested	$17.8	$20.5	$22.9
Intrinsic Value of Restricted Stock Units Vested (a)	20.3	22.0	25.2

(a)Intrinsic value is calculated as market price at the vesting date.

A summary of the status of AEP’s nonvested RSUs as of December 31, 2022 and changes during the year ended December 31, 2022 were as follows:

Nonvested Restricted Stock Units	Shares/Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of January 1, 2022	424.3	$84.86
Awarded	290.4	90.48
Vested	(209.0)	85.15
Forfeited	(46.1)	85.80
Nonvested as of December 31, 2022	459.6	88.05

The total aggregate intrinsic value of nonvested RSUs as of December 31, 2022 was $44 million and the weighted-average remaining contractual life was 1.8 years.

Other Stock-Based Plans

AEP also has a Stock Unit Accumulation Plan (SUAP) for Non-Employee Directors providing each non-employee director with AEP stock units as a substantial portion of the compensation for their services as a director.  The number of stock units provided is based on the closing price of AEP common stock on the last trading day of the quarter for which the stock units were earned.  Amounts equivalent to cash dividends on the stock units accrue as additional AEP stock units.  The stock units granted to non-employee directors are fully vested on their grant date.  Stock units are paid to directors upon termination of their board service or up to 10 years later if the participant so elects.  Cash settlements for stock units were calculated based on the average closing price of AEP common stock for the last 20 trading days prior to the distribution date. Effective June 30, 2022, the SUAP was amended to pay stock units in AEP common stock rather than cash.

Management records compensation costs for stock units when the units are awarded and prior to June 2022 adjusted the liability for changes in value based on the current 20-day average closing price of AEP common stock on the valuation date.

After five years of service on the Board of Directors, non-employee directors receive subsequent AEP stock units as contributions to an AEP stock fund under the Stock Unit Accumulation Plan. Such amounts may be exchanged into other market-based investment options available to employees that participate in AEP’s Incentive Compensation Deferral Plan. These balances are paid in cash upon termination of board service or up to 10 years later if the participant so elects.

Cash settlements for stock unit distributions were immaterial for the years ended December 31, 2022, 2021 and 2020. No stock units were settled in AEP common stock for the years ended December 31, 2022, 2021 and 2020.

The Board of Directors awarded stock units, including units awarded for dividends, as follows:

	Years Ended December 31,
Stock Unit Accumulation Plan for Non-Employee Directors	2022	2021	2020
Awarded Units (in thousands)	14.5	12.6	12.1
Weighted-Average Grant Date Fair Value	$95.16	$84.54	$83.80

Share-based Compensation Plans

For share-based payment arrangements the compensation cost, the actual tax benefit from the tax deductions for compensation cost recognized in income and the total compensation cost capitalized were as follows:

	Years Ended December 31,
Share-based Compensation Plans	2022	2021	2020
	(in millions)
Compensation Cost for Share-based Payment Arrangements (a)	$63.3	$61.1	$53.8
Actual Tax Benefit	8.0	8.7	7.2
Total Compensation Cost Capitalized	16.0	16.9	20.4

(a)Compensation cost for share-based payment arrangements is included in Other Operation and Maintenance expenses on the statements of income.

As of December 31, 2022, there was $78 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2015 LTIP. Unrecognized compensation cost related to unvested share-based arrangements will change as the fair value of performance shares is adjusted each period and as forfeitures for all award types are realized.  AEP’s unrecognized compensation cost will be recognized over a weighted-average period of 1.41 years.

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

For other related party transactions, also see “AEP System Tax Allocation” section of Note 1 in addition to “Corporate Borrowing Program – AEP System” and “Securitized Accounts Receivables – AEP Credit” sections of Note 14.

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

Affiliated Revenues and Purchases

The tables below represent revenues from affiliates, net of respective provisions for refund, by type of revenue for the Registrant Subsidiaries:

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2022
Direct Sales to East Affiliates	$—	$—	$169.7	$—	$—	$—	$—
Direct Sales to West Affiliates	—	—	—	—	—	—	1.3
Transmission Revenues	—	1,276.4	77.5	7.7	(3.6)	—	51.5
Other Revenues	3.5	7.4	8.9	7.6	22.4	2.9	1.1
Total Affiliated Revenues	$3.5	$1,283.8	$256.1	$15.3	$18.8	$2.9	$53.9

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2021
Direct Sales to East Affiliates	$—	$—	$128.6	$—	$—	$—	$—
Transmission Revenues	—	1,136.1	60.3	(2.5)	(1.1)	—	39.6
Other Revenues	3.9	17.8	9.0	6.3	25.9	4.2	1.4
Total Affiliated Revenues	$3.9	$1,153.9	$197.9	$3.8	$24.8	$4.2	$41.0

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M (a)	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2020
Direct Sales to East Affiliates	$—	$—	$112.5	$—	$—	$—	$—
Auction Sales to OPCo (b)	—	—	5.3	3.1	—	—	—
Direct Sales to AEPEP	87.5	—	—	—	—	—	—
Transmission Revenues	—	885.0	49.1	2.9	16.6	—	37.4
Other Revenues	3.3	11.3	7.8	4.5	24.9	5.2	1.6
Total Affiliated Revenues	$90.8	$896.3	$174.7	$10.5	$41.5	$5.2	$39.0

(a)I&M’s affiliated revenues exclude capacity sales to KPCo from Rockport Plant, Unit 2 and barging, urea transloading and other transportation services to affiliates. See sections “Unit Power Agreements” and “I&M Barging, Urea Transloading and Other Services” below for additional information.
(b)Refer to the Ohio Auctions section below for further information regarding these amounts.

The tables below represent the purchased power expenses incurred for purchases from affiliates. AEP Texas, AEPTCo, APCo, PSO and SWEPCo did not purchase any or an immaterial amount of power from affiliates for the years ended December 31, 2022, 2021 and 2020.

Related Party Purchases	I&M	OPCo
	(in millions)
Year Ended December 31, 2022
Auction Purchases from AEPEP (a)	$—	$9.8
Direct Purchases from AEGCo	241.8	—
Total Affiliated Purchases	$241.8	$9.8

Related Party Purchases	I&M	OPCo
	(in millions)
Year Ended December 31, 2021
Auction Purchases from AEPEP (a)	$—	$26.6
Auction Purchases from AEP Energy (a)	—	25.3
Direct Purchases from AEGCo	217.9	—
Total Affiliated Purchases	$217.9	$51.9

Related Party Purchases	I&M	OPCo
	(in millions)
Year Ended December 31, 2020
Auction Purchases from AEPEP (a)	$—	$51.0
Auction Purchases from AEP Energy (a)	—	58.7
Auction Purchases from AEPSC (a)	—	10.0
Direct Purchases from AEGCo	172.8	—
Total Affiliated Purchases	$172.8	$119.7

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

The following table shows the net transmission service charges recorded by APCo, I&M and OPCo:

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
APCo	$345.1	$302.0	$243.2
I&M	220.8	186.7	145.9
OPCo	608.2	508.9	417.4

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

The following table shows the net transmission service charges recorded by PSO and SWEPCo:

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
PSO	$110.8	$94.7	$69.7
SWEPCo	62.1	56.2	31.3

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

ERCOT Transmission Service Charges (Applies to AEP and AEP Texas)

Pursuant to an order from the PUCT, ETT bills AEP Texas for its ERCOT wholesale transmission services. ETT billed AEP Texas $28 million, $28 million and $28 million for transmission services for the years ended December 31, 2022, 2021 and 2020, respectively. The billings are recorded in Other Operation expenses on AEP Texas’ statements of income.

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

AEP Texas recorded revenue of $88 million from AEPEP for the year ended December 31, 2020. This amount is included in Sales to AEP Affiliates on AEP Texas’ statements of income.

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

	Years Ended December 31,
Billing Company	2022	2021	2020
	(in millions)
APCo	$2.5	$2.4	$0.9
I&M	6.1	4.8	3.0
KPCo	0.6	0.5	0.4
OPCo	5.2	4.6	4.5
PSO	0.1	0.4	0.4
WPCo	0.2	0.2	0.2

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

Unit Power Agreements (Applies to I&M)

UPA between AEGCo and I&M

A UPA between AEGCo and I&M (the I&M Power Agreement) provides for the sale by AEGCo to I&M of all the power (and the energy associated therewith) available to AEGCo at the Rockport Plant unless it is sold to another utility. I&M is obligated, whether or not power is available from AEGCo, to pay as a demand charge for the right to receive such power (and as an energy charge for any associated energy taken by I&M) net of amounts received by AEGCo from any other sources, sufficient to enable AEGCo to pay all of its operating and other expenses, including a rate of return on the common equity of AEGCo as approved by the FERC. The I&M Power Agreement will continue in effect until the debt obligations of AEGCo secured by the Rockport Plant have been satisfied and discharged (currently expected to be December 2028).

In April 2021, AEGCo and I&M executed an agreement to purchase 100% of the interests in Rockport Plant, Unit 2 effective at the end of the lease term on December 7, 2022. Beginning December 8, 2022, AEGCo and I&M applied the joint plant accounting model to their respective 50% undivided interests in the jointly owned Rockport Plant, Unit 2 as well as any future investments made prior to the current estimated retirement date of December 2028.

Prior to the termination of the Rockport Plant, Unit 2 lease, I&M assigned 30% of the power to KPCo.  See the “UPA between AEGCo and KPCo” section below for additional information. Beginning December 8, 2022, AEGCo billed 100% of its share of the Rockport Plant to I&M and ceased billing to KPCo. KPCo reached an agreement with I&M, from the end of the lease through May 2024, to buy capacity from Rockport Plant, Unit 2 through the PCA at a rate equal to PJM’s RPM clearing price. I&M’s capacity sales to KPCo were $199 thousand for the year ended December 31, 2022.

UPA between AEGCo and KPCo

On December 7, 2022, the UPA between AEGCo and KPCo ended upon the termination of the Rockport Plant, Unit 2 lease. Previously, pursuant to an assignment between I&M and KPCo and a UPA between AEGCo and KPCo, AEGCo sold KPCo 30% of the power (and the energy associated therewith) available to AEGCo from both units of the Rockport Plant.  KPCo paid AEGCo in consideration for the right to receive such power, the same amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. As a result of the end of the UPA between AEGCo and KPCo, a prorated bill was recorded from AEGCo to KPCo to reflect costs incurred for the first seven days of December 2022.

Cook Coal Terminal (Applies to I&M, PSO and SWEPCo)

Cook Coal Terminal, which is owned by AEGCo, performs coal transloading and storage services at cost for I&M.  The coal transloading costs were $9 million, $11 million and $12 million for the years ended December 31, 2022, 2021 and 2020, respectively. I&M recorded the cost of transloading services in Fuel on the balance sheets.

Cook Coal Terminal also performs railcar maintenance services at cost for I&M, PSO and SWEPCo.  The railcar maintenance costs were as follows:

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
I&M	$0.6	$0.3	$0.9
PSO	0.6	0.4	0.7
SWEPCo	2.7	2.8	3.0

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

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
AEGCo	$11.3	$7.6	$10.6
APCo	36.1	40.1	43.7
KPCo	2.0	3.1	3.2
WPCo	4.7	3.2	3.3

Sales and Purchases of Property

Certain AEP subsidiaries had affiliated sales and purchases of electric property individually amounting to $100 thousand or more, sales and purchases of meters and transformers, and sales and purchases of transmission property.  There were no gains or losses recorded on the transactions.  The following tables show the sales and purchases, recorded at net book value:

Sales

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
AEP Texas	$3.0	$0.4	$0.9
AEPTCo	2.3	1.4	0.2
APCo	16.0	6.2	5.7
I&M	5.3	7.0	1.5
OPCo	7.6	9.2	7.0
PSO	2.5	0.5	1.1
SWEPCo	1.0	0.4	0.8

Purchases

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
AEP Texas	$1.3	$0.4	$1.5
AEPTCo	11.6	16.7	6.0
APCo	2.4	1.0	1.3
I&M	2.0	0.6	3.4
OPCo	2.0	1.4	1.2
PSO	7.6	0.3	0.4
SWEPCo	2.8	0.3	2.8

The amounts above are recorded in Property, Plant and Equipment on the balance sheets.

AEP Wind Holdings LLC PPAs (Applies to I&M, OPCo and SWEPCo)

Prior to its acquisition, two of the 50% owned joint venture wind farms in the AEP Wind Holdings, LLC portfolio had existing PPAs with I&M, OPCo and SWEPCo. Fowler Ridge 2 has PPAs with I&M and OPCo for a portion of its energy production. The I&M portion totaled $12 million, $10 million and $11 million and the OPCo portion totaled $24 million, $20 million and $23 million respectively, for the years ended December 31, 2022, 2021 and 2020, respectively. The other joint venture wind farm, Flat Ridge 2, has a PPA with SWEPCo for a portion of its energy production which totaled $14 million, $14 million and $14 million of purchased electricity for the years ended December 31, 2022, 2021 and 2020, respectively. AEP disposed of its 50% interest in Flat Ridge 2 in the fourth quarter of 2022. See “Flat Ridge 2 Wind LLC” section of Note 7 for additional information.

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

Charitable Contributions to AEP Foundation

The American Electric Power Foundation is funded by American Electric Power and its utility operating units. The Foundation provides a permanent, ongoing resource for charitable initiatives and multi-year commitments in the communities served by AEP and initiatives outside of AEP’s 11-state service area. Charitable contributions to the AEP Foundation were recorded in Other Operation on the statements of income as follows:

Year Ended
Company	December 31, 2022
(in millions)
AEP	$75.0
AEP Texas	9.9
AEPTCo	11.1
APCo	12.5
I&M	11.0
OPCo	8.1
PSO	5.8
SWEPCo	8.8

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

Consolidated Variable Interests Entities

Sabine (Applies to AEP and SWEPCo)

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the years ended December 31, 2022, 2021 and 2020 were $168 million, $162 million and $131 million, respectively.  See the tables below for the classification of Sabine’s assets and liabilities on SWEPCo’s balance sheets.

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $155 million.  Since SWEPCo uses self-bonding, the guarantee commits SWEPCo to complete the reclamation, in the event, Sabine does not complete the work.  This guarantee ends upon completion of reclamation.  The mine end-of-life has been adjusted to March 2023, in order to align with the announced closure of the Pirkey Power Plant. Reclamation is expected to be complete by 2037 at an estimated cost of $135 million.  Actual reclamation costs could vary due to inflation and scope changes to the mine reclamation.  SWEPCo recovers these costs through its fuel clauses. As of December 31, 2022, SWEPCo has recorded $122 million of mine reclamation costs in Asset Retirement Obligations and has collected $89 million through a rider for reclamation costs. The remaining $33 million is recorded in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheets.

DCC Fuel (Applies to AEP and I&M)

I&M has nuclear fuel lease agreements with DCC Fuel, which was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each DCC Fuel entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the years ended December 31, 2022, 2021 and 2020 were $84 million, $91 million and $94 million, respectively.  The leases were recorded as finance leases on I&M’s balance sheets as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on I&M’s control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The finance leases are eliminated upon consolidation. See the tables below for the classification of DCC Fuel’s assets and liabilities on I&M’s balance sheets.

Transition Funding (Applies to AEP and AEP Texas)

Transition Funding was formed for the sole purpose of issuing and servicing securitization bonds related to restructuring legislation in Texas. Management has concluded that AEP Texas is the primary beneficiary of Transition Funding because AEP Texas has the power to direct the most significant activities of the VIE and AEP Texas’ equity interest could potentially be significant. Therefore, AEP Texas is required to consolidate Transition Funding. As of December 31, 2022 and 2021, $70 million and $68 million of the securitized bonds were included in Long-term Debt Due Within One Year - Nonaffiliated, respectively, and $71 million and $141 million were included in Long-term Debt - Nonaffiliated, respectively, on the balance sheets. Transition Funding has securitized transition assets of $125 million and $184 million as of December 31, 2022 and 2021, respectively, which are presented separately on the face of the balance sheets. The securitized transition assets represent the right to impose and collect Texas true-up costs from customers receiving electric transmission or distribution service from AEP Texas under-recovery mechanisms approved by the PUCT. The securitization bonds are payable only from and secured by the securitized transition assets. The bondholders have no recourse to AEP Texas or any other AEP entity. AEP Texas acts as the servicer for Transition Funding’s securitized transition assets and remits all related amounts collected from customers to Transition Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Transition Funding’s assets and liabilities on the balance sheets.

Restoration Funding (Applies to AEP and AEP Texas)

Restoration Funding was formed for the sole purpose of issuing and servicing securitization bonds related to storm restoration of AEP Texas’ distribution system primarily due to damage caused by Hurricane Harvey. Management has concluded that AEP Texas is the primary beneficiary of Restoration Funding because AEP Texas has the power to direct the most significant activities of the VIE and AEP Texas’ equity interest could potentially be significant. Therefore, AEP Texas is required to consolidate Restoration Funding. As of December 31, 2022 and 2021, $24 million and $23 million of the securitized bonds were included in Long-term Debt Due Within One Year - Nonaffiliated, respectively, and $150 million and $173 million were included in Long-term Debt - Nonaffiliated, respectively, on the balance sheets. Restoration Funding has securitized assets of $161 million and $183 million as of December 31, 2022 and 2021, respectively, which are presented separately on the face of the balance sheets. The securitized restoration assets represent the right to impose and collect Texas storm restoration costs from customers receiving electric transmission or distribution service from AEP Texas under-recovery mechanisms approved by the PUCT. The securitization bonds are payable only from and secured by the securitized assets. The bondholders have no recourse to AEP Texas or any other AEP entity. AEP Texas acts as the servicer for Restoration Funding’s securitized assets and remits all related amounts collected from customers to Restoration Funding for interest and principal payments on the securitization bonds and related costs. See the table below for the classification of Restoration Funding’s assets and liabilities on the balance sheets.

Appalachian Consumer Rate Relief Funding (Applies to AEP and APCo)

Appalachian Consumer Rate Relief Funding was formed for the sole purpose of issuing and servicing securitization bonds related to APCo’s under-recovered ENEC deferral balance.  Management has concluded that APCo is the primary beneficiary of Appalachian Consumer Rate Relief Funding because APCo has the power to direct the most significant activities of the VIE and APCo’s equity interest could potentially be significant.  Therefore, APCo is required to consolidate Appalachian Consumer Rate Relief Funding.  As of December 31, 2022 and 2021, $26 million and $26 million of the securitized bonds were included in Long-term Debt Due Within One Year - Nonaffiliated, respectively, and $147 million and $173 million were included in Long-term Debt - Nonaffiliated, respectively, on the balance sheets.  Appalachian Consumer Rate Relief Funding has securitized assets of $160 million and $185 million as of December 31, 2022 and 2021, respectively, which are presented separately on the face of the balance sheets. The phase-in recovery property represents the right to impose and collect West Virginia deferred generation charges from customers receiving electric transmission, distribution and generation service from APCo under a recovery mechanism approved by the WVPSC.  In November 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to APCo or any other AEP entity.  APCo acts as the servicer for Appalachian Consumer Rate Relief Funding’s securitized assets and remits all related amounts collected from customers to Appalachian Consumer Rate Relief Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Appalachian Consumer Rate Relief Funding’s assets and liabilities on APCo’s balance sheets.

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

EIS (Applies to AEP)

AEP’s subsidiaries participate in one protected cell of EIS for six lines of insurance. EIS has multiple protected cells. Neither AEP nor its subsidiaries have an equity investment in EIS. The AEP System is essentially this EIS cell’s only participant, but allows certain third-parties access to this insurance. AEP’s subsidiaries and any allowed third-parties share in the insurance coverage, premiums and risk of loss from claims. Based on AEP’s control and the structure of the protected cell of EIS, management concluded that AEP is the primary beneficiary of the protected cell and is required to consolidate the protected cell of EIS. The insurance premium expense to the protected cell for the years ended December 31, 2022, 2021 and 2020 was $31 million, $30 million and $31 million, respectively. See the tables below for the classification of the protected cell’s assets and liabilities on the balance sheets.  The amount reported as equity is the protected cell’s policy holders’ surplus.

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

Apple Blossom Wind Holdings LLC and Black Oak Getty Wind Holdings LLC (Applies to AEP)

AEP holds an equity interest in Apple Blossom Wind Holdings LLC (Apple Blossom) and Black Oak Getty Wind Holdings LLC (Black Oak) (collectively the Project Entities). The Project Entities have long-term PPAs for 100% of their energy production. The Project Entities are tax equity partnerships with nonaffiliated noncontrolling interests to which a percentage of earnings, tax attributes and cash flows are allocated in accordance with the respective limited liability company agreements. Management concluded the Project Entities are VIEs and that AEP is the primary beneficiary of both based on its power as managing member to direct the respective activities that most significantly impact the Project Entities’ economic performance. In addition, AEP has not provided material financial or other support to the Project Entities that was not previously contractually required. See the table below for the classification of Project Entities’ assets and liabilities on the balance sheets.

The nonaffiliated interests in the Project Entities are presented in Noncontrolling Interests on the balance sheets.  As of December 31, 2022 and 2021, AEP recognized $94 million and $108 million, respectively, of Noncontrolling Interests related to the Project Entities in Equity on the balance sheets.

The Project Entities’ tax equity partnerships represent substantive profit-sharing arrangements. The method for attributing income and loss to the noncontrolling interests is a balance sheet approach referred to as the hypothetical liquidation at book value (HLBV) method. Under the HLBV method, the income and loss attributable to the noncontrolling interests reflect changes in the amounts the members would hypothetically receive at each balance sheet date under the liquidation provisions of the respective limited liability company agreements, assuming the net assets of these entities were liquidated at recorded amounts, after taking into account any capital transactions, such as contributions or distributions, between the entities and the members. For the years ended December 31, 2022 and 2021, the HLBV method resulted in a loss of $9 million and $7 million, respectively, allocated to Noncontrolling Interests.

Santa Rita East (Applies to AEP)

AEP owns an 85% interest in Santa Rita East Wind Energy Holdings, LLC and its wholly-owned subsidiary, Santa Rita East Wind Energy, LLC (collectively, Santa Rita East). Santa Rita East is a partnership whose sole purpose is to own and operate a 302 MW wind generation facility in west Texas. Santa Rita East delivers energy and provides renewable energy credits through three long-term PPAs totaling 260 MWs. The remaining 42 MWs of energy are sold at wholesale into ERCOT. Management has concluded that Santa Rita East is a VIE and that AEP is the primary beneficiary based on its power as managing member of the partnership to direct the activities that most significantly impact Santa Rita East’s economic performance. See the tables below for the classification of Santa Rita East’s assets and liabilities on the balance sheets.
AEP recognized $24 million, $25 million and $23 million of PTCs attributable to Santa Rita East for the years ended December 31, 2022, 2021 and 2020, respectively, which was recorded in Income Tax Expense (Benefit) on the statements of income. The nonaffiliated interest in Santa Rita East is presented in Noncontrolling Interests on the balance sheets. As of December 31, 2022 and 2021, AEP recorded $58 million and $59 million, respectively, of Noncontrolling Interests related to Santa Rita East in Equity on the balance sheets.
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
The ITC attributable to Dry Lake for the years ended December 31, 2022 and 2021 which was recorded in Income Tax Expense (Benefit) on the statements of income was not material. The nonaffiliated interest in Dry Lake is presented in Noncontrolling Interests on the balance sheets. As of December 31, 2022 and 2021, AEP recognized $34 million and $35 million of Noncontrolling Interest on the balance sheets.

The balances below represent the assets and liabilities of the VIEs that are consolidated. These balances include intercompany transactions that are eliminated upon consolidation.

American Electric Power Company, Inc. and Subsidiary Companies
Variable Interest Entities
December 31, 2022

	Registrant Subsidiaries
	SWEPCo Sabine	I&M DCC Fuel	AEP Texas Transition Funding		AEP Texas Restoration Funding		APCo Appalachian Consumer Rate Relief Funding
	(in millions)
ASSETS
Current Assets	$108.3	$90.2	$27.0		$21.1		$13.5
Net Property, Plant and Equipment	7.2	179.1	—		—		—
Other Noncurrent Assets	130.0	94.0	140.9	(a)	168.8	(b)	164.6	(c)
Total Assets	$245.5	$363.3	$167.9		$189.9		$178.1

LIABILITIES AND EQUITY
Current Liabilities	$25.4	$90.0	$73.2		$31.3		$29.3
Noncurrent Liabilities	219.4	273.3	90.4		157.4		146.9
Equity	0.7	—	4.3		1.2		1.9
Total Liabilities and Equity	$245.5	$363.3	$167.9		$189.9		$178.1

(a)Includes an intercompany item eliminated in consolidation of $16 million.
(b)Includes an intercompany item eliminated in consolidation of $7 million.
(c)Includes an intercompany item eliminated in consolidation of $2 million.

American Electric Power Company, Inc. and Subsidiary Companies
Variable Interest Entities
December 31, 2022

	Other Consolidated VIEs
	AEP Credit	Protected Cell of EIS	Transource Energy	Apple Blossom and Black Oak	Santa Rita East	Dry Lake
	(in millions)
ASSETS
Current Assets	$1,181.0	$194.5	$23.5	$8.3	$21.3	$4.0
Net Property, Plant and Equipment	—	—	482.3	216.5	421.6	142.6
Other Noncurrent Assets	9.0	0.3	2.7	13.6	0.1	0.3
Total Assets	$1,190.0	$194.8	$508.5	$238.4	$443.0	$146.9

LIABILITIES AND EQUITY
Current Liabilities	$1,087.8	$46.4	$22.8	$4.5	$9.6	$1.0
Noncurrent Liabilities	0.9	79.1	218.6	5.4	7.3	0.7
Equity	101.3	69.3	267.1	228.5	426.1	145.2
Total Liabilities and Equity	$1,190.0	$194.8	$508.5	$238.4	$443.0	$146.9

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

Non-Consolidated Significant Variable Interests

DHLC (Applies to AEP and SWEPCo)

DHLC is a mining operator which sells 50% of the lignite produced to SWEPCo and 50% to CLECO.  The operations of DHLC are governed by the lignite mining agreement among SWEPCo, CLECO and DHLC. SWEPCo and CLECO share the executive board seats and voting rights equally. In accordance with the lignite mining agreement, each entity is responsible for 50% of DHLC’s obligations, including debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee earned by DHLC.  In April 2020, SWEPCo and CLECO jointly filed a notification letter to the LPSC providing notice of the cessation of lignite mining. SWEPCo’s total billings from DHLC for the years ended December 31, 2022 were not material, and for the years ended December 31, 2021 and 2020 were $47 million and $142 million, respectively.  DHLC paid dividends of $25 million, $0 million, and $0 million to SWEPCo for the years ended December 31, 2022, 2021, and 2020, respectively. SWEPCo is not required to consolidate DHLC as it is not the primary beneficiary, although SWEPCo holds a significant variable interest in DHLC.  SWEPCo’s equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheets.

SWEPCo’s investment in DHLC was:

	December 31,
	2022		2021
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from SWEPCo	$7.6	$7.6	$7.6	$7.6
Retained Earnings	0.4	0.4	23.8	23.8
SWEPCo’s Share of Obligations	—	36.8	—	50.3
Total Investment in DHLC	$8.0	$44.8	$31.4	$81.7

OVEC (Applies to AEP and OPCo)

AEP and several nonaffiliated utility companies jointly own OVEC.  As of December 31, 2022, AEP’s ownership in OVEC was 43.47%. Parent owns 39.17% and OPCo owns 4.3%. APCo, I&M and OPCo are members to an intercompany power agreement.  The Registrants’ power participation ratios are 15.69% for APCo, 7.85% for I&M and 19.93% for OPCo. Participants of this agreement are entitled to receive and are obligated to pay for all OVEC generating capacity, approximately 2,400 MWs, in proportion to their respective power participation ratios. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs, including outstanding indebtedness, and provide a return on capital.  The intercompany power agreement ends in June 2040.

AEP and other nonaffiliated owners authorized environmental investments related to their ownership interests. OVEC financed capital expenditures in connection with the engineering and construction of FGD projects and the associated waste disposal landfills at its two generation plants.  These environmental projects were funded through debt issuances. As of December 31, 2022 and 2021, OVEC’s outstanding indebtedness was approximately $1.1 billion and $1.1 billion, respectively. Although they are not an obligor or guarantor, the Registrants’ are responsible for their respective ratio of OVEC’s outstanding debt through the intercompany power agreement. Principal and interest payments related to OVEC’s outstanding indebtedness are disclosed in accordance with the accounting guidance for “Commitments.” See the “Commitments” section of Note 6 for additional information.

AEP is not required to consolidate OVEC as it is not the primary beneficiary, although AEP and its subsidiary holds a significant variable interest in OVEC. Power to control decision making that significantly impacts the economic performance of OVEC is shared amongst the owners through their representation on the Board of Directors of

OVEC and the representation of the sponsoring companies on the Operating Committee under the intercompany power agreement.

AEP’s investment in OVEC was:

	December 31,
	2022		2021
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from AEP	$4.4	$4.4	$4.4	$4.4
AEP’s Ratio of OVEC Debt (a)	—	478.2	—	492.0
Total Investment in OVEC	$4.4	$482.6	$4.4	$496.4

(a)Based on the Registrants’ power participation ratios APCo, I&M and OPCo’s share of OVEC debt was $173 million, $86 million and $219 million as of December 31, 2022 and $177 million, $89 million and $226 million as of December 31, 2021, respectively.

Power purchased by the Registrant Subsidiaries from OVEC is included in Purchased Electricity for Resale on the statements of income and is shown in the table below:

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
APCo	$119.3	$104.3	$94.4
I&M	59.7	52.2	47.2
OPCo	151.8	133.0	120.8

AEPSC (Applies to Registrant Subsidiaries)

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

Total AEPSC billings to the Registrant Subsidiaries were as follows:

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
AEP Texas	$236.8	$206.9	$199.4
AEPTCo	286.6	267.1	270.3
APCo	347.5	313.3	294.9
I&M	192.4	200.9	210.2
OPCo	272.5	234.9	232.8
PSO	142.3	123.7	113.2
SWEPCo	192.5	168.6	161.8

The carrying amount and classification of variable interest in AEPSC’s accounts payable were as follows:

	December 31,
	2022		2021
Company	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
AEP Texas	$27.8	$27.8	$22.2	$22.2
AEPTCo	31.6	31.6	23.3	23.3
APCo	41.5	41.5	44.1	44.1
I&M	27.7	27.7	21.8	21.8
OPCo	31.1	31.1	25.5	25.5
PSO	17.7	17.7	13.7	13.7
SWEPCo	23.8	23.8	20.5	20.5

AEGCo (Applies to I&M)

AEGCo, a wholly-owned subsidiary of Parent, is consolidated by AEP.  AEGCo owns a 50% ownership interest in Rockport Plant, Units 1 and 2. AEGCo sells all the output from the Rockport Plant to I&M.  AEP has agreed to provide AEGCo with the funds necessary to satisfy all of the debt obligations of AEGCo.  I&M is considered to have a significant interest in AEGCo due to these transactions.  I&M is exposed to losses to the extent it cannot recover the costs of AEGCo through its normal business operations.  In the event AEGCo would require financing or other support outside the billings to I&M, this financing would be provided by AEP. Total billings to I&M from AEGCo for the years ended December 31, 2022, 2021 and 2020 were $242 million, $218 million and $173 million, respectively. The carrying amounts of I&M’s liabilities associated with AEGCo as of December 31, 2022 and 2021 were $17 million and $18 million, respectively. Management estimates the maximum exposure of loss to be equal to the amount of such liability.

Significant Equity Method Investments in Unconsolidated Entities (Applies to AEP)

For a discussion of the equity method of accounting, see the “Equity Investment in Unconsolidated Entities” section of Note 1.

AEP Wind Holdings, LLC

In September 2022, AEP signed a PSA with a nonaffiliate for AEP’s interest in Flat Ridge 2, one of the five joint ventures that were held as of December 31, 2021 by AEP. The transaction closed in the fourth quarter of 2022 and had an immaterial impact on the financial statements. As of December 31, 2022, through AEP Wind Holdings, LLC, AEP holds a 50% interest in four joint ventures in multiple states which own distinct generation facilities. BP Wind Energy holds the other 50% interest in each of these joint ventures. All four wind farms have long-term PPAs for 100% of their energy production. One of the jointly-owned wind farms has PPAs with I&M and OPCo for a portion of its energy production. The joint ventures are not considered VIEs and AEP is not required to consolidate them as AEP does not have a controlling financial interest. However, AEP is able to exercise significant influence over the joint ventures and therefore applies the equity method of accounting.

The following financial figures in the respective periods include the results Flat Ridge 2 prior to its disposal. As of December 31, 2022 and 2021, AEP’s carrying value of the investment in the joint ventures was $247 million and $399 million, respectively. As of December 31, 2022 and 2021, the difference between AEP’s carrying value and the amount of underlying equity in net assets was $62 million and $(3) million, respectively. The investment includes amounts recognized in AOCI related to interest rate cash flow hedges. AEP’s equity earnings (loss) associated with the joint venture wind farms was $(194) million, $(12) million and $2 million for the years ended December 31, 2022, 2021, and 2020, respectively. AEP recognized $39 million, $33 million, and $36 million of PTCs attributable to the joint ventures for the years ended December 31, 2022, 2021, and 2020 respectively, which was recorded in Income Tax Expense (Benefit) on the statements of income. See the “Impairments” section of Note 7 for additional information.

ETT

ETT designs, acquires, constructs, owns and operates certain transmission facilities in ERCOT. Berkshire Hathaway Energy, a nonaffiliated entity, holds a 50% membership interest in ETT and AEP Transmission Holdco holds a 50% membership interest in ETT. As a result, AEP, through its wholly-owned subsidiary, holds a 50% membership interest in ETT. As of December 31, 2022 and 2021, AEP’s investment in ETT was $762 million and $733 million, respectively. AEP’s equity earnings associated with ETT were $74 million, $66 million and $68 million for the years ended December 31, 2022, 2021 and 2020 respectively.

18.  PROPERTY, PLANT AND EQUIPMENT

The disclosures in this note apply to all Registrants unless indicated otherwise.

Property, Plant and Equipment is shown functionally on the face of the balance sheets. The following tables include the total plant balances as of December 31, 2022 and 2021:

December 31, 2022	AEP		AEP Texas	AEPTCo		APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Regulated Property, Plant and Equipment
Generation	$22,523.1	(a)	$—	$—		$6,776.8	$5,534.6	$—	$2,394.8	$5,476.2	(a)
Transmission	32,267.8		6,301.5	12,183.2		4,482.8	1,842.2	3,198.6	1,164.4	2,479.8
Distribution	26,077.2		5,312.8	—		4,933.0	3,024.7	6,450.3	3,216.4	2,659.6
Other	5,700.4		1,020.4	451.7		849.2	796.1	1,040.6	466.0	582.6
CWIP	4,630.8	(a)	805.2	1,547.1		705.3	253.0	474.3	219.3	369.5	(a)
Less: Accumulated Depreciation	21,947.1		1,759.5	1,012.2		5,397.3	4,117.8	2,564.3	1,839.4	3,314.8
Total Regulated Property, Plant and Equipment - Net	69,252.2		11,680.4	13,169.8		12,349.8	7,332.8	8,599.5	5,621.5	8,252.9
Nonregulated Property, Plant and Equipment - Net	2,030.7		1.2	0.3		29.4	78.7	9.8	5.0	9.3
Total Property, Plant and Equipment - Net	$71,282.9	(b)	$11,681.6	$13,170.1	(c)	$12,379.2	$7,411.5	$8,609.3	$5,626.5	$8,262.2

December 31, 2021	AEP		AEP Texas	AEPTCo		APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Regulated Property, Plant and Equipment
Generation	$21,196.8	(a)	$—	$—		$6,683.9	$5,531.8	$—	$1,802.4	$4,734.5	(a)
Transmission	29,866.0		5,849.9	10,886.3		4,322.4	1,783.1	2,992.8	1,107.7	2,316.9
Distribution	24,440.0		4,917.2	—		4,683.3	2,800.1	6,070.6	3,004.9	2,514.3
Other	5,249.8		958.7	427.2		668.9	755.1	982.2	433.5	542.0
CWIP	3,632.4	(a)	551.3	1,394.8		469.9	302.8	365.0	156.0	240.7	(a)
Less: Accumulated Depreciation	20,375.5		1,642.9	772.9		5,047.4	3,885.3	2,457.4	1,707.0	3,002.2
Total Regulated Property, Plant and Equipment - Net	64,009.5		10,634.2	11,935.4		11,781.0	7,287.6	7,953.2	4,797.5	7,346.2
Nonregulated Property, Plant and Equipment - Net	1,991.8		1.2	0.3		23.3	23.3	9.8	5.3	53.9
Total Property, Plant and Equipment - Net	$66,001.3	(b)	$10,635.4	$11,935.7	(c)	$11,804.3	$7,310.9	$7,963.0	$4,802.8	$7,400.1

(a)AEP and SWEPCo’s regulated generation and regulated CWIP include amounts related to SWEPCo’s Arkansas jurisdictional share of the Turk Plant.
(b)Amount excludes $2.4 billion and $2.3 billion as of December 31, 2022 and 2021, respectively, of Property, Plant and Equipment - Net classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.
(c)Amount excludes $170 million and $165 million as of December 31, 2022 and 2021, respectively, of Property, Plant and Equipment - Net classified as Assets Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Depreciation, Depletion and Amortization

The Registrants provide for depreciation of Property, Plant and Equipment, excluding coal-mining properties, on a straight-line basis over the estimated useful lives of property, generally using composite rates by functional class.  The following tables provide total regulated annual composite depreciation rates and depreciable lives for the Registrants:

AEP
	2022						2021						2020
Functional Class of Property	Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges			Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges			Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges
				(in years)						(in years)						(in years)
Generation	2.7%	-	7.6%	20	-	132	2.7%	-	7.8%	20	-	132	2.7%	-	6.3%	20	-	132
Transmission	2.0%	-	2.7%	24	-	75	2.0%	-	2.6%	15	-	75	2.0%	-	2.6%	15	-	75
Distribution	2.7%	-	3.6%	7	-	78	2.8%	-	3.6%	7	-	80	2.7%	-	3.7%	7	-	78
Other	3.1%	-	14.4%	5	-	75	3.0%	-	12.5%	5	-	75	2.8%	-	11.3%	5	-	75

AEP Texas
	2022				2021				2020
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.2%	50	-	75	2.2%	50	-	75	2.0%	50	-	75
Distribution	2.9%	7	-	70	2.9%	7	-	70	3.1%	7	-	70
Other	6.2%	5	-	50	5.8%	5	-	50	6.1%	5	-	50

AEPTCo
	2022				2021				2020
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.6%	24	-	75	2.5%	24	-	75	2.4%	24	-	75
Other	6.6%	5	-	56	6.7%	5	-	56	6.3%	5	-	64

APCo
	2022				2021				2020
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	3.6%	35	-	118	3.6%	35	-	118	3.3%	35	-	118
Transmission	2.2%	24	-	75	2.1%	15	-	75	2.2%	15	-	75
Distribution	3.6%	12	-	57	3.5%	12	-	57	3.7%	12	-	57
Other	7.3%	5	-	55	8.5%	5	-	55	7.8%	5	-	55

I&M
	2022				2021				2020
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	4.9%	20	-	132	4.7%	20	-	132	4.6%	20	-	132
Transmission	2.5%	44	-	67	2.4%	45	-	70	2.3%	45	-	70
Distribution	3.1%	14	-	71	3.4%	14	-	71	3.4%	14	-	71
Other	10.1%	5	-	45	9.0%	5	-	51	10.2%	5	-	51

OPCo
	2022				2021				2020
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.3%	39	-	60	2.3%	39	-	60	2.3%	39	-	60
Distribution	2.7%	11	-	70	2.9%	11	-	70	3.1%	14	-	65
Other	6.1%	5	-	50	6.1%	5	-	50	5.0%	5	-	50

PSO
	2022				2021				2020
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	3.1%	30	-	75	2.8%	30	-	75	3.1%	35	-	75
Transmission	2.5%	42	-	75	2.4%	42	-	75	2.2%	45	-	75
Distribution	2.9%	15	-	78	2.9%	15	-	78	2.9%	15	-	78
Other	6.8%	5	-	56	6.1%	5	-	56	5.7%	5	-	64

SWEPCo
	2022				2021				2020
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	2.7%	30	-	65	2.7%	30	-	65	2.7%	35	-	65
Transmission	2.3%	44	-	70	2.4%	49	-	74	2.3%	47	-	73
Distribution	2.9%	15	-	75	2.8%	15	-	80	2.7%	15	-	67
Other	9.0%	5	-	57	8.6%	5	-	58	8.5%	5	-	52

The following table includes the nonregulated annual composite depreciation rate ranges and nonregulated depreciable life ranges for AEP. Depreciation rate ranges and depreciable life ranges are not meaningful for nonregulated property of AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo for 2022, 2021 and 2020.

	2022							2021							2020
Functional Class of Property	Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges				Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges				Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges
				(in years)							(in years)							(in years)
Generation	3.8%	-	8.7%	3	-	61		3.8%	-	10.4%	10	-	59		3.6%	-	4.0%	15	-	59
Transmission	2.8%			10	-	62		2.6%			30	-	40		2.5%			30	-	40
Distribution	NA			NA				NA			NA				NA			NA
Other	25.2%			5	-	35	(a)	16.5%			5	-	35	(a)	16.1%			5	-	50

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

Asset Retirement Obligations (Applies to all Registrants except AEPTCo)

The Registrants recorded the following revisions to ARO estimates as of December 31, 2022 and 2021:

•As of December 31, 2022 and 2021, I&M’s ARO liability for nuclear decommissioning of the Cook Plant was $2 billion and $1.93 billion, respectively.  These liabilities are reflected in Asset Retirement Obligations on I&M’s balance sheets.  As of December 31, 2022 and 2021, the fair value of I&M’s assets that are legally restricted for purposes of settling decommissioning liabilities totaled $3.01 billion and $3.54 billion, respectively.  These assets are included in Spent Nuclear Fuel and Decommissioning Trusts on I&M’s balance sheets. In December 2021, I&M recorded a $58 million revision for Cook Plant as a result of the latest decommissioning cost study. The ARO liability was updated and changes from the previous study were driven primarily by general increases in the projected cost of labor and materials.
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
•In September 2022, APCo recorded a $14 million revision due to an increase in estimated ash pond closure costs at the Amos Plant.
•In March 2022, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Traverse during its development and construction. Immediately following the acquisition, PSO and SWEPCo liquidated the entity and simultaneously distributed the Traverse assets in proportion to their undivided ownership interests. Traverse was placed in-service in March 2022. As a result, PSO and SWEPCo incurred additional ARO liabilities of $13 million and $15 million, respectively. See the “North Central Wind Energy Facilities” section of Note 7 for additional information.
•In March 2022, SWEPCo recorded a $13 million revision due to an increase in estimated ash pond closure costs at the Pirkey Plant and the Welsh Plant. In June 2022, SWEPCo recorded a $16 million revision due to an increase in estimated reclamation costs at Sabine. In September 2022, SWEPCo recorded a $14 million revision due to an increase in estimated landfill closure costs at Pirkey Plant. In November 2022, SWEPCo recorded an additional $7 million revision related to an increase in estimated reclamation costs at Sabine.

The following is a reconciliation of the 2022 and 2021 aggregate carrying amounts of ARO by Registrant:

Company	ARO as of December 31, 2021	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates (a)	ARO as of December 31, 2022
	(in millions)
AEP(b)(c)(d)(e)(f)(g)(h)	$2,741.7	$111.2	$37.4	$(47.0)	$100.3	$2,943.6
AEP Texas (b)(e)	4.4	0.3	—	(0.2)	—	4.5
APCo (b)(e)	404.6	15.8	3.0	(12.7)	17.0	427.7
I&M (b)(c)(e)	1,946.3	71.5	3.2	(0.6)	7.7	2,028.1
OPCo (e)	1.9	0.2	3.0	(0.1)	—	5.0
PSO (b)(e)(g)	57.6	4.1	12.8	(0.7)	1.9	75.7
SWEPCo (b)(d)(e)(g)	222.7	11.9	15.4	(25.8)	56.7	280.9

Company	ARO as of December 31, 2020	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates (a)	ARO as of December 31, 2021
	(in millions)
AEP (b)(c)(d)(e)(f)(g)(h)	$2,516.7	$105.0	$22.8	$(41.4)	$138.6	$2,741.7
AEP Texas (b)(e)	4.6	0.2	—	(0.4)	—	4.4
APCo (b)(e)	313.1	13.7	—	(6.9)	84.7	404.6
I&M (b)(c)(e)	1,813.8	72.9	0.3	(0.1)	59.4	1,946.3
OPCo (e)	1.9	0.1	—	(0.1)	—	1.9
PSO (b)(e)(g)	47.4	3.3	7.6	(0.7)	—	57.6
SWEPCo (b)(d)(e)(g)	222.1	9.8	9.2	(20.9)	2.5	222.7

(a)Unless discussed above, primarily related to ash ponds, landfills and mine reclamation, generally due to changes in estimated closure area, volumes and/or unit costs.
(b)Includes ARO related to ash disposal facilities.
(c)Includes ARO related to nuclear decommissioning costs for the Cook Plant of $2 billion and $1.93 billion as of December 31, 2022 and 2021, respectively.
(d)Includes ARO related to Sabine and DHLC.
(e)Includes ARO related to asbestos removal.
(f)Includes ARO related to solar farms.
(g)Includes ARO related to wind farms.
(h)Includes $18 million and $18 million as of December 31, 2022 and 2021, respectively, of ARO classified as Liabilities Held for Sale on the balance sheet. See “Disposition of KPCo and KTCo” section of Note 7 for additional information.

Allowance for Funds Used During Construction and Interest Capitalization

The Registrants’ amounts of Allowance for Equity Funds Used During Construction are summarized in the following table:

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
AEP	$133.7	$139.7	$148.1
AEP Texas	19.7	21.5	19.4
AEPTCo	70.7	67.2	74.0
APCo	11.7	15.6	14.6
I&M	9.8	12.8	11.5
OPCo	13.9	10.8	12.5
PSO	1.5	2.4	4.0
SWEPCo	4.9	7.0	7.7

The Registrants’ amounts of allowance for borrowed funds used during construction, including capitalized interest, are summarized in the following table:

	Years Ended December 31,
Company	2022	2021	2020
	(in millions)
AEP	$63.0	$53.8	$66.0
AEP Texas	11.5	10.5	12.5
AEPTCo	22.4	21.0	25.5
APCo	6.5	7.5	7.9
I&M	5.7	5.1	5.7
OPCo	6.7	4.7	6.2
PSO	2.7	0.7	2.0
SWEPCo	4.3	3.0	3.9

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

			Registrant’s Share as of December 31, 2022
	Fuel Type	Percent of Ownership	Utility Plant in Service	Construction Work in Progress	Accumulated Depreciation
			(in millions)
AEP
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$382.9	$16.4	$149.4
Pirkey Plant, Unit 1 (a)	Lignite	85.9%	632.0	—	632.0
Turk Generating Plant (a)	Coal	73.3%	1,611.1	5.1	314.7
Total			$2,626.0	$21.5	$1,096.1

I&M
Rockport Generating Plant (b)(c)(d)	Coal	50.0%	$1,357.4	$9.2	$905.1

PSO
North Central Wind Energy Facilities (e)(f)	Wind	45.5%	$889.3	$9.1	$28.1

SWEPCo
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$382.9	$16.4	$149.4
Pirkey Plant, Unit 1 (a)	Lignite	85.9%	632.0	—	632.0
Turk Generating Plant (a)	Coal	73.3%	1,611.1	5.1	314.7
North Central Wind Energy Facilities (e)(f)	Wind	54.5%	1,066.8	10.1	35.2
Total			$3,692.8	$31.6	$1,131.3

			Registrant’s Share as of December 31, 2021
	Fuel Type	Percent of Ownership	Utility Plant in Service	Construction Work in Progress	Accumulated Depreciation
			(in millions)
AEP
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$377.6	$6.3	$133.5
Pirkey Plant, Unit 1 (a)	Lignite	85.9%	613.8	—	528.3
Turk Generating Plant (a)	Coal	73.3%	1,598.0	10.2	285.6
Total			$2,589.4	$16.5	$947.4

I&M
Rockport Generating Plant (b)(c)(d)	Coal	50.0%	$1,247.2	$13.9	$794.5

PSO
North Central Wind Energy Facilities (e)(f)	Wind	45.5%	$313.7	$—	$4.2

SWEPCo
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$377.6	$6.3	$133.5
Pirkey Plant, Unit 1 (a)	Lignite	85.9%	613.8	—	528.3
Turk Generating Plant (a)	Coal	73.3%	1,598.0	10.2	285.6
North Central Wind Energy Facilities (e)(f)	Wind	54.5%	376.2	—	5.4
Total			$2,965.6	$16.5	$952.8

(a)Operated by SWEPCo.
(b)Operated by I&M.
(c)Amounts include I&M's 50% ownership of both Unit 1 and capital additions for Unit 2. Unit 2 was subject to a finance lease with a nonaffiliated company. In December 2022, the lease expired at which point I&M and AEGCo acquired 100% of the interests in Unit 2. See the "Rockport Plant Litigation" section of Note 6 for additional information.
(d)AEGCo owns 50%.
(e)PSO and SWEPCo own undivided interests of 45.5% and 54.5% of the NCWF, respectively. Sundance was placed into service in April 2021. Maverick was placed into service in September 2021. Traverse was placed into service in March 2022. See the “Acquisitions” section of Note 7 for additional information.
(f)Operated by PSO.

19. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers
The table below represents AEP’s reportable segment revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Year Ended December 31, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$4,498.6	$2,497.3	$—	$—	$—	$—	$6,995.9
Commercial Revenues	2,576.5	1,365.2	—	—	—	—	3,941.7
Industrial Revenues (a)	2,543.8	711.3	—	—	—	(0.9)	3,254.2
Other Retail Revenues	212.2	49.1	—	—	—	—	261.3
Total Retail Revenues	9,831.1	4,622.9	—	—	—	(0.9)	14,453.1

Wholesale and Competitive Retail Revenues:
Generation Revenues	958.3	—	—	271.2	—	—	1,229.5
Transmission Revenues (b)	442.8	650.0	1,700.6	—	—	(1,413.2)	1,380.2
Renewable Generation Revenues (a)	—	—	—	129.1	—	(8.0)	121.1
Retail, Trading and Marketing Revenues (a)	—	—	—	1,713.2	6.9	(10.1)	1,710.0
Total Wholesale and Competitive Retail Revenues	1,401.1	650.0	1,700.6	2,113.5	6.9	(1,431.3)	4,440.8

Other Revenues from Contracts with Customers (c)	241.1	247.3	8.2	12.1	93.9	(104.8)	497.8

Total Revenues from Contracts with Customers	11,473.3	5,520.2	1,708.8	2,125.6	100.8	(1,537.0)	19,391.7

Other Revenues:
Alternative Revenue Programs (d)	3.8	(26.8)	(31.8)	—	—	(57.7)	(112.5)
Other Revenues (a) (e)	0.4	18.6	—	341.3	9.1	(9.1)	360.3
Total Other Revenues	4.2	(8.2)	(31.8)	341.3	9.1	(66.8)	247.8

Total Revenues	$11,477.5	$5,512.0	$1,677.0	$2,466.9	$109.9	$(1,603.8)	$19,639.5

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $1.3 billion. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Corporate and Other was $59 million. The remaining affiliated amounts were immaterial.
(d)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(e)Generation & Marketing includes economic hedge activity.

	Year Ended December 31, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$3,952.6	$2,138.2	$—	$—	$—	$—	$6,090.8
Commercial Revenues	2,208.5	1,081.2	—	—	—	—	3,289.7
Industrial Revenues	2,168.2	395.2	—	—	—	(0.8)	2,562.6
Other Retail Revenues	170.6	43.9	—	—	—	—	214.5
Total Retail Revenues	8,499.9	3,658.5	—	—	—	(0.8)	12,157.6

Wholesale and Competitive Retail Revenues:
Generation Revenues	942.6	—	—	137.9	—	—	1,080.5
Transmission Revenues (a)	355.5	572.4	1,456.4	—	—	(1,206.0)	1,178.3
Renewable Generation Revenues (b)	—	—	—	86.9	—	(3.6)	83.3
Retail, Trading and Marketing Revenues (c)	—	—	—	1,722.6	1.4	(51.6)	1,672.4
Total Wholesale and Competitive Retail Revenues	1,298.1	572.4	1,456.4	1,947.4	1.4	(1,261.2)	4,014.5

Other Revenues from Contracts with Customers (b)	187.5	194.2	17.1	7.2	60.1	(115.2)	350.9

Total Revenues from Contracts with Customers	9,985.5	4,425.1	1,473.5	1,954.6	61.5	(1,377.2)	16,523.0

Other Revenues:
Alternative Revenue Programs (d)	13.5	48.8	52.7	—	—	(73.6)	41.4
Other Revenues (b) (e)	(0.5)	19.0	—	209.1	10.7	(10.7)	227.6
Total Other Revenues	13.0	67.8	52.7	209.1	10.7	(84.3)	269.0

Total Revenues	$9,998.5	$4,492.9	$1,526.2	$2,163.7	$72.2	$(1,461.5)	$16,792.0

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
(d)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(e)Generation & Marketing includes economic hedge activity.

	Year Ended December 31, 2020
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$3,606.8	$2,086.9	$—	$—	$—	$—	$5,693.7
Commercial Revenues	2,016.2	1,048.6	—	—	—	—	3,064.8
Industrial Revenues	2,018.0	390.1	—	—	—	(0.7)	2,407.4
Other Retail Revenues	155.6	42.5	—	—	—	—	198.1
Total Retail Revenues	7,796.6	3,568.1	—	—	—	(0.7)	11,364.0

Wholesale and Competitive Retail Revenues:
Generation Revenues	588.3	—	—	131.9	—	—	720.2
Transmission Revenues (a)	334.5	467.0	1,257.0	—	—	(1,006.7)	1,051.8
Renewable Generation Revenues (b)	—	—	—	60.9	—	(1.6)	59.3
Retail, Trading and Marketing Revenues (c)	—	—	—	1,486.9	(5.5)	(103.0)	1,378.4
Total Wholesale and Competitive Retail Revenues	922.8	467.0	1,257.0	1,679.7	(5.5)	(1,111.3)	3,209.7

Other Revenues from Contracts with Customers (b)	163.2	157.8	22.4	2.3	92.5	(148.6)	289.6

Total Revenues from Contracts with Customers	8,882.6	4,192.9	1,279.4	1,682.0	87.0	(1,260.6)	14,863.3

Other Revenues:
Alternative Revenue Programs (d)	(3.2)	70.0	(80.6)	—	—	7.5	(6.3)
Other Revenues (b) (e)	—	83.0	—	43.6	9.8	(74.9)	61.5
Total Other Revenues	(3.2)	153.0	(80.6)	43.6	9.8	(67.4)	55.2

Total Revenues	$8,879.4	$4,345.9	$1,198.8	$1,725.6	$96.8	$(1,328.0)	$14,918.5

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
(d)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(e)Generation & Marketing includes economic hedge activity.

The table below represents revenues from contracts with customers, net of respective provisions for refund, by type of revenue for the Registrant Subsidiaries:

	Year Ended December 31, 2022
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$667.2	$—	$1,558.7	$852.4	$1,830.2	$816.3	$820.7
Commercial Revenues	417.5	—	643.4	550.2	947.7	489.2	612.3
Industrial Revenues (a)	139.6	—	664.0	602.9	571.7	372.5	393.5
Other Retail Revenues	35.3	—	87.1	5.0	13.9	102.9	10.1
Total Retail Revenues	1,259.6	—	2,953.2	2,010.5	3,363.5	1,780.9	1,836.6

Wholesale Revenues:
Generation Revenues (b)	—	—	299.9	490.0	—	26.5	273.2
Transmission Revenues (c)	563.8	1,643.5	167.0	36.8	86.2	39.2	148.7
Total Wholesale Revenues	563.8	1,643.5	466.9	526.8	86.2	65.7	421.9

Other Revenues from Contracts with Customers (d)	24.6	8.2	100.6	122.4	222.4	29.1	24.7

Total Revenues from Contracts with Customers	1,848.0	1,651.7	3,520.7	2,659.7	3,672.1	1,875.7	2,283.2

Other Revenues:
Alternative Revenue Programs (e)	(1.2)	(27.2)	(1.3)	10.0	(25.6)	(1.0)	1.2
Other Revenues (a)	—	—	0.5	(0.1)	18.6	—	—
Total Other Revenues	(1.2)	(27.2)	(0.8)	9.9	(7.0)	(1.0)	1.2

Total Revenues	$1,846.8	$1,624.5	$3,519.9	$2,669.6	$3,665.1	$1,874.7	$2,284.4

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $170 million primarily relating to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $1.3 billion, APCo was $78 million and SWEPCo was $51 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $62 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.

	Year Ended December 31, 2021
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$550.3	$—	$1,379.6	$805.4	$1,587.9	$651.9	$709.5
Commercial Revenues	358.5	—	556.3	507.2	722.7	378.9	529.3
Industrial Revenues	108.9	—	584.3	557.0	286.3	274.1	344.4
Other Retail Revenues	31.3	—	70.8	5.2	12.6	77.7	10.0
Total Retail Revenues	1,049.0	—	2,591.0	1,874.8	2,609.5	1,382.6	1,593.2

Wholesale Revenues:
Generation Revenues (a)	—	—	302.7	318.1	—	22.9	386.6
Transmission Revenues (b)	497.5	1,393.9	128.8	33.7	74.9	37.5	122.7
Total Wholesale Revenues	497.5	1,393.9	431.5	351.8	74.9	60.4	509.3

Other Revenues from Contracts with Customers (c)	41.2	17.0	70.4	104.1	153.1	31.3	23.5

Total Revenues from Contracts with Customers	1,587.7	1,410.9	3,092.9	2,330.7	2,837.5	1,474.3	2,126.0

Other Revenues:
Alternative Revenue Programs (d)	6.1	58.4	12.3	(4.0)	42.6	0.1	5.8
Other Revenues (e)	—	—	—	—	19.0	—	—
Total Other Revenues	6.1	58.4	12.3	(4.0)	61.6	0.1	5.8

Total Revenues	$1,593.8	$1,469.3	$3,105.2	$2,326.7	$2,899.1	$1,474.4	$2,131.8

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
(d)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(e)Amounts include affiliated and nonaffiliated revenues.

	Year Ended December 31, 2020
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$563.6	$—	$1,250.6	$794.1	$1,523.4	$579.4	$630.8
Commercial Revenues	366.7	—	517.0	499.3	682.0	320.1	466.7
Industrial Revenues	120.1	—	553.5	547.4	270.0	221.1	328.8
Other Retail Revenues	29.5	—	67.6	6.6	13.1	66.0	9.1
Total Retail Revenues	1,079.9	—	2,388.7	1,847.4	2,488.5	1,186.6	1,435.4

Wholesale Revenues:
Generation Revenues (a)	—	—	230.2	274.6	—	15.1	162.0
Transmission Revenues (b)	399.9	1,210.3	130.8	29.0	67.0	27.5	111.2
Total Wholesale Revenues	399.9	1,210.3	361.0	303.6	67.0	42.6	273.2

Other Revenues from Contracts with Customers (c)	48.2	22.4	59.5	85.0	109.5	34.7	26.7

Total Revenues from Contracts with Customers	1,528.0	1,232.7	2,809.2	2,236.0	2,665.0	1,263.9	1,735.3

Other Revenues:
Alternative Revenue Programs (d)	3.4	(87.0)	(13.0)	5.8	66.6	2.2	3.2
Other Revenues (e)	87.5	—	—	—	17.5	—	—
Total Other Revenues	90.9	(87.0)	(13.0)	5.8	84.1	2.2	3.2

Total Revenues	$1,618.9	$1,145.7	$2,796.2	$2,241.8	$2,749.1	$1,266.1	$1,738.5

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
(d)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
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

Wholesale Revenues - Transmission

AEP’s subsidiaries within the Vertically Integrated Utilities, Transmission and Distribution Utilities and AEP Transmission Holdco segments have performance obligations to transmit electricity to wholesale customers through assets owned and operated by AEP subsidiaries. The performance obligation to provide transmission services in PJM, SPP and ERCOT is partially fixed for a period of one year or less. Payments from the RTO for transmission services are typically received within one week from the issuance of the invoice, which is issued monthly for SPP and ERCOT and weekly for PJM.

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

Fixed Performance Obligations (Applies to AEP, APCo and I&M)

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of December 31, 2022. Fixed performance obligations primarily include electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrants elected to apply the exemption to not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. Due to the annual establishment of revenue requirements, transmission revenues are excluded from the table below. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2023	2024-2025	2026-2027	After 2027	Total
	(in millions)
AEP	$85.5	$157.3	$133.9	$60.3	$437.0
APCo	16.1	32.2	23.2	11.7	83.2
I&M	4.6	9.2	9.2	4.5	27.5

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have any material contract assets as of December 31, 2022 and 2021.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheet in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have any material contract liabilities as of December 31, 2022 and 2021.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrants’ balance sheets within the Accounts Receivable - Customers line item. The Registrants’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of December 31, 2022 and 2021. See “Securitized Accounts Receivable - AEP Credit” section of Note 14 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

	Years Ended December 31,
Company	2022	2021
	(in millions)
AEP Texas	$0.1	$0.4
AEPTCo	113.8	95.5
APCo	64.5	117.8
I&M	75.3	61.2
OPCo	49.9	51.7
PSO	18.8	18.8
SWEPCo	19.1	24.7

Contract Costs

Contract costs to obtain or fulfill a contract for AEP subsidiaries within the Generation & Marketing segment are accounted for under the guidance for “Other Assets and Deferred Costs” and presented as a single asset and are neither bifurcated nor reclassified between current and noncurrent assets on the Registrants’ balance sheets. Contract costs to acquire a contract are amortized in a manner consistent with the transfer of goods or services to the customer in Other Operation on the Registrants’ income statements. The Registrants did not have material contract costs as of December 31, 2022 and 2021.

20.  GOODWILL

The disclosure in this note applies to AEP only.

AEP’s carrying amount of goodwill for the years ended December 31, 2022 and 2021 by operating segment are as follows:

	Corporate and Other	Generation & Marketing	AEP Consolidated
	(in millions)
Balance as of December 31, 2020	$37.1	$15.4	$52.5
Impairment Losses	—	—	—
Balance as of December 31, 2021	37.1	15.4	52.5
Impairment Losses	—	—	—
Balance as of December 31, 2022	$37.1	$15.4	$52.5

In the fourth quarters of 2022 and 2021, annual impairment tests were performed.  The fair values of the reporting units with goodwill were estimated using cash flow projections and other market value indicators.  There were no goodwill impairment losses.  AEP does not have any accumulated impairment on existing goodwill.

21.  SUBSEQUENT EVENTS

Planned Disposition of the Competitive Contracted Renewables Portfolio (Generation & Marketing Segment) (Applies to AEP)

In February 2022, AEP management announced the initiation of a process to sell all or a portion of AEP Renewables’ competitive contracted renewables portfolio within the Generation & Marketing segment.

As of December 31, 2022, the competitive contracted renewable portfolio assets totaled 1.4 gigawatts of generation resources representing consolidated solar and wind assets, with a net book value of $1.2 billion, and a 50% interest in four joint venture wind farms, totaling $247 million, accounted for as equity method investments.

In late January 2023, AEP received final bids from interested parties. In February 2023, AEP’s Board of Directors approved management’s plan to sell the competitive contracted renewables portfolio and AEP signed an agreement to sell the competitive contracted renewables portfolio to a nonaffiliated party for $1.5 billion including the assumption of project debt. As part of the sale agreement, AEP provided the acquirer an indemnification related to certain losses, not to exceed $70 million, which could result from one of the joint venture wind farm’s inability to meet certain minimum performance requirements.

The sale is subject to FERC approval, clearance from the Committee on Foreign Investment in the United States and approval under applicable competition laws. AEP expects to close on the sale in the second quarter of 2023 and receive cash proceeds, net of taxes, transaction fees and other customary closing adjustments, of approximately $1.2 billion.

Management concluded the consolidated assets within the competitive contracted renewables portfolio met the accounting requirements to be presented as Held for Sale in the first quarter of 2023 based on the receipt of final bids, Board of Director approval to consummate a sale transaction and the signing of the sale agreement. AEP anticipates recording an estimated pretax loss ranging from $175 million to $225 million ($100 million to $150 million after-tax), in the first quarter of 2023 as a result of reaching Held for Sale status. Management concluded the impact of any other than temporary decline in the fair value of the four joint venture wind farms was not material to AEP’s December 31, 2022 financial statements. Any changes to the book value or carrying value of these assets, or the anticipated sale price, could further reduce future net income and impact financial condition.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of the Independent Registered Public Accounting Firm in the 2023 Proxy Statement, which is incorporated by reference into this item.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During 2022, management, including the principal executive officer and principal financial officer of each of the Registrants evaluated each respective Registrant’s disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to each Registrant’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2022, the principal executive officer and financial officer of each of the Registrants concluded that the disclosure controls and procedures in place were effective at the reasonable assurance level.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

Changes in Internal Control over Financial Reporting

There have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2022 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting for each Registrant under Item 8. As discussed in that report, management assessed and reported on the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2022.  As a result of that assessment, management concluded that each Registrant’s internal control over financial reporting was effective as of December 31, 2022.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

AEP

Directors, Director Nomination Process and Audit Committee

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to AEP’s definitive proxy information statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2023 Annual Meeting of Shareholders (the 2023 Annual Meeting) including under the captions “Election of Directors,” “AEP’s Board of Directors and Committees,” “Directors” and “Nominees for Directors.”

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

Delinquent Section 16(a) Reports

None.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 11.   EXECUTIVE COMPENSATION

AEP

The information called for by this Item 11 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2023 Annual Meeting including under the captions “Compensation Discussion and Analysis,” “Executive Compensation”, “Director Compensation” and “2022 Director Compensation Table”.  The information set forth under the subcaption “Human Resources Committee Report” and “Audit Committee Report” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent AEP specifically incorporates such report by reference therein.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AEP

The information relating to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2023 Annual Meeting under the caption “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Directors and Executive Officers.”

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,422,526	—	5,249,391
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,422,526	—	5,249,391

(a)The balance includes unvested performance shares and restricted stock units as well as vested performance shares deferred as AEP career shares, all of which will be settled and paid in shares of AEP common stock. For performance shares, the total includes the target number of shares that could be granted if performance meets target objectives. The number of securities that would be granted, with respect to performance shares, if performance meets the maximum payout level, is two times the amount included in this total.
(b)No consideration is required from participants for the exercise or vesting of any outstanding AEP equity compensation awards.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

AEP

The information called for by this Item 13 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2023 Annual Meeting under the captions “Transactions with Related Persons” and “Director Independence.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

AEP

The information called for by this Item 14 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2023 Annual Meeting under the captions “Audit and Non-Audit Fees,” “Audit Committee Report” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Each of the above is a wholly-owned subsidiary of AEP and does not have a separate audit committee. A description of the AEP Audit Committee pre-approval policies, which apply to these companies, is contained in the definitive proxy statement of AEP for the 2023 Annual Meeting of shareholders. The following table presents directly billed fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of these companies’ annual financial statements for the years ended December 31, 2022 and 2021, and fees directly billed for other services rendered by PricewaterhouseCoopers LLP during those periods. PricewaterhouseCoopers LLP also provides additional professional and other services to the AEP System, the cost of which may ultimately be allocated to these companies though not billed directly to them. For a description of these fees and services, see the description of principal accounting fees and services for AEP above.

	AEP Texas		AEPTCo		APCo
	2022	2021	2022	2021	2022	2021
Audit Fees	$1,309,196	$1,279,272	$1,492,709	$1,443,675	$1,682,664	$1,702,193
Audit-Related Fees	65,222	42,000	—	—	70,294	47,143
Tax Fees	—	15,122	—	15,347	—	19,603
Total	$1,374,418	$1,336,394	$1,492,709	$1,459,022	$1,752,958	$1,768,939

	I&M		OPCo		PSO
	2022	2021	2022	2021	2022	2021
Audit Fees	$1,453,010	$1,637,968	$1,053,853	$1,169,647	$861,937	$729,463
Audit-Related Fees	11,009	11,143	11,009	11,143	160,294	5,143
Tax Fees	—	17,848	—	12,923	—	6,991
Total	$1,464,019	$1,666,959	$1,064,862	$1,193,713	$1,022,231	$741,597

	SWEPCo
	2022	2021
Audit Fees	$1,012,800	$1,118,206
Audit-Related Fees	26,821	27,143
Tax Fees	—	11,848
Total	$1,039,621	$1,157,197

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)(1) FINANCIAL STATEMENTS:

The following financial statements have been incorporated herein by reference pursuant to Item 8.

AEP and Subsidiary Companies:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020; Consolidated Balance Sheets as of December 31, 2022 and 2021; Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; Notes to Financial Statements of Registrants.

AEP Texas, APCo and I&M:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; Consolidated Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2022, 2021 and 2020; Consolidated Balance Sheets as of December 31, 2022 and 2021; Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; Notes to Financial Statements of Registrants.

AEPTCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2022, 2021 and 2020; Consolidated Balance Sheets as of December 31, 2022 and 2021; Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; Notes to Financial Statements of Registrants.

OPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; Consolidated Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2022, 2021 and 2020; Consolidated Balance Sheets as of December 31, 2022 and 2021; Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; Notes to Financial Statements of Registrants.

PSO:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Statements of Income for the years ended December 31, 2022, 2021 and 2020; Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2022, 2021 and 2020; Balance Sheets as of December 31, 2022 and 2021; Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; Notes to Financial Statements of Registrants.

SWEPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020; Consolidated Balance Sheets as of December 31, 2022 and 2021; Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; Notes to Financial Statements of Registrants.

(a)(2) FINANCIAL STATEMENT SCHEDULES:	Page Number
Schedule I
Condensed Financial Information of American Electric Power Company, Inc. (Parent)
Condensed Statements of Income and Comprehensive Income- Years Ended December 31, 2022, 2021 and 2020	S-2
Condensed Balance Sheets - December 31, 2022 and 2021	S-3
Condensed Statements of Cash Flows - Years Ended December 31, 2022, 2021 and 2020	S-5
Condensed Notes to Condensed Financial Information	S-6

Schedule II
AEP
Valuation and Qualifying Accounts and Reserves - Years Ended December 31, 2022, 2021 and 2020	S-14

Schedule I
Condensed Financial Information of AEP Transmission Company, LLC (AEPTCo Parent)
Condensed Statements of Income - Years Ended December 31, 2022, 2021 and 2020	S-16
Condensed Balance Sheets - December 31, 2022 and 2021	S-17
Condensed Statements of Cash Flows - Years Ended December 31, 2022, 2021 and 2020	S-19
Condensed Notes to Condensed Financial Information	S-20

Certain schedules have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not applicable.

(a)(3) EXHIBITS:
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

American Electric Power Company, Inc.

By:	/s/ Ann P. Kelly
(Ann P. Kelly, Executive Vice President
and Chief Financial Officer)
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Julia A. Sloat	President, Chief Executive Officer and Director	February 23, 2023
(Julia A. Sloat)

(ii)	Principal Financial Officer:

	/s/ Ann P. Kelly	Executive Vice President and Chief Financial Officer	February 23, 2023
(Ann P. Kelly)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Senior Vice President, Controller and Chief Accounting Officer	February 23, 2023
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Nicholas K. Akins
*J. Barnie Beasley, Jr.
*Benjamin G.S. Fowke, III
*Art A. Garcia
*Linda A. Goodspeed
*Donna A. James
*Sandra Beach Lin
*Margaret M. McCarthy
*Oliver G. Richard, III
*Daryl Roberts
*Julia A. Sloat
*Sara Martinez Tucker
*Lewis Von Thaer

*By:	/s/ Ann P. Kelly		February 23, 2023
(Ann P. Kelly, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

AEP Texas Inc.

By:	/s/ Ann P. Kelly
(Ann P. Kelly, Vice President and Chief Financial Officer)
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Julia A. Sloat	Chair of the Board, Chief Executive Officer and Director	February 23, 2023
(Julia A. Sloat)

(ii)	Principal Financial Officer:

	/s/ Ann P. Kelly	Vice President, Chief Financial Officer and Director	February 23, 2023
(Ann P. Kelly)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 23, 2023
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Christian T. Beam
*Paul Chodak, III
*David M. Feinberg
Ann P. Kelly
*Therace M. Risch
*Peggy I. Simmons
*Julia A. Sloat
*Rajagopalan Sundararajan
*Judith E. Talavera
*Toby L. Thomas
*Phillip R. Ulrich

*By:	/s/ Ann P. Kelly		February 23, 2023
(Ann P. Kelly, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

AEP Transmission Company, LLC

By:	/s/ Ann P. Kelly
(Ann P. Kelly, Vice President
and Chief Financial Officer)
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Julia A. Sloat	Chair of the Board, Chief Executive Officer and Manager	February 23, 2023
(Julia A. Sloat)

(ii)	Principal Financial Officer:

	/s/ Ann P. Kelly	Vice President, Chief Financial Officer and Manager	February 23, 2023
(Ann P. Kelly)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 23, 2023
(Joseph M. Buonaiuto)

(iv)	A Majority of the Managers:

*David M. Feinberg
Ann P. Kelly
*Scott P. Moore
*Julia A. Sloat
*Toby L. Thomas

*By:	/s/ Ann P. Kelly		February 23, 2023
(Ann P. Kelly, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Appalachian Power Company

By:	/s/ Ann P. Kelly
(Ann P. Kelly, Vice President and Chief Financial Officer)
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Julia A. Sloat	Chair of the Board, Chief Executive Officer and Director	February 23, 2023
(Julia A. Sloat)

(ii)	Principal Financial Officer:

	/s/ Ann P. Kelly	Vice President, Chief Financial Officer and Director	February 23, 2023
(Ann P. Kelly)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 23, 2023
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Christian T. Beam
*Paul Chodak, III
*David M. Feinberg
Ann P. Kelly
*Therace M. Risch
*Peggy I. Simmons
*Julia A. Sloat
*Rajagopalan Sundararajan
*Toby L. Thomas
*Phillip R. Ulrich
*Aaron D. Walker

*By:	/s/ Ann P. Kelly		February 23, 2023
(Ann P. Kelly, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Indiana Michigan Power Company

By:	/s/ Ann P. Kelly
(Ann P. Kelly, Vice President,
and Chief Financial Officer)
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Julia A. Sloat	Chair of the Board, Chief Executive Officer and Director	February 23, 2023
(Julia A. Sloat)

(ii)	Principal Financial Officer:

	/s/ Ann P. Kelly	Vice President, Chief Financial Officer and Director	February 23, 2023
(Ann P. Kelly)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 23, 2023
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Steven F. Baker
*Katherine K. Davis
*Nicholas M. Elkins
*David S. Isaacson
Ann P. Kelly
*Peggy I. Simmons
*Julia A. Sloat
*Toby L. Thomas
*Andrew J. Williamson

*By:	/s/ Ann P. Kelly		February 23, 2023
(Ann P. Kelly, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Ohio Power Company

By:	/s/ Ann P. Kelly
(Ann P. Kelly, Vice President and Chief Financial Officer)
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Julia A. Sloat	Chair of the Board, Chief Executive Officer and Director	February 23, 2023
(Julia A. Sloat)

(ii)	Principal Financial Officer:

	/s/ Ann P. Kelly	Vice President, Chief Financial Officer and Director	February 23, 2023
(Ann P. Kelly)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 23, 2023
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Christian T. Beam
*Paul Chodak, III
*David M. Feinberg
Ann P. Kelly
*Marc D. Reitter
*Therace M. Risch
*Peggy I. Simmons
*Julia A. Sloat
*Rajagopalan Sundararajan
*Toby L. Thomas
*Phillip R. Ulrich

*By:	/s/ Ann P. Kelly		February 23, 2023
(Ann P. Kelly, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Public Service Company of Oklahoma

By:	/s/ Ann P. Kelly
(Ann P. Kelly, Vice President and Chief Financial Officer)
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Julia A. Sloat	Chair of the Board, Chief Executive Officer and Director	February 23, 2023
(Julia A. Sloat)

(ii)	Principal Financial Officer:

	/s/ Ann P. Kelly	Vice President, Chief Financial Officer and Director	February 23, 2023
(Ann P. Kelly)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 23, 2023
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Christian T. Beam
*Paul Chodak, III
*David M. Feinberg
Ann P. Kelly
*Therace M. Risch
*Peggy I. Simmons
*Julia A. Sloat
*Leigh Anne Strahler
*Rajagopalan Sundararajan
*Toby L. Thomas
*Phillip R. Ulrich

*By:	/s/ Ann P. Kelly		February 23, 2023
(Ann P. Kelly, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Southwestern Electric Power Company

By:	/s/ Ann P. Kelly
(Ann P. Kelly, Vice President and Chief Financial Officer)
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Julia A. Sloat	Chair of the Board, Chief Executive Officer and Director	February 23, 2023
(Julia A. Sloat)

(ii)	Principal Financial Officer:

	/s/ Ann P. Kelly	Vice President, Chief Financial Officer and Director	February 23, 2023
(Ann P. Kelly)

(iii)	Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and Chief Accounting Officer	February 23, 2023
(Joseph M. Buonaiuto)

(iv)	A Majority of the Directors:

*Christian T. Beam
*Paul Chodak, III
*David M. Feinberg
Ann P. Kelly
*D. Brett Mattison
*Therace M. Risch
*Peggy I. Simmons
*Julia A. Sloat
*Rajagopalan Sundararajan
*Toby L. Thomas
*Phillip R. Ulrich

*By:	/s/ Ann P. Kelly		February 23, 2023
(Ann P. Kelly, Attorney-in-Fact)

INDEX OF FINANCIAL STATEMENT SCHEDULES

Page Number
The following financial statement schedules are included in this report on the pages indicated:

American Electric Power Company, Inc. (Parent):
Schedule I – Condensed Financial Information	S-2
Schedule I – Index of Condensed Notes to Condensed Financial Information	S-6

American Electric Power Company, Inc. and Subsidiary Companies:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-14

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2022, 2021 and 2020
(in millions, except per-share and share amounts)

	Years Ended December 31,
	2022	2021	2020
REVENUES
Affiliated Revenues	$4.5	$8.4	$8.7
Other Revenues	0.8	0.9	1.1
MTM – Interest Rate Hedge	6.9	1.4	(5.4)
Affiliated MTM – Interest Rate Hedge	(7.1)	(4.0)	5.4
TOTAL REVENUES	5.1	6.7	9.8

EXPENSES
Other Operation	84.9	42.7	21.4
Loss on the Expected Sale of the Kentucky Operations	363.3	—	—
Depreciation and Amortization	0.4	0.4	0.3
TOTAL EXPENSES	448.6	43.1	21.7

OPERATING LOSS	(443.5)	(36.4)	(11.9)

Other Income (Expense):
Interest Income	80.3	18.9	39.2
Interest Expense	(275.5)	(169.3)	(178.5)

LOSS BEFORE INCOME TAX BENEFIT AND EQUITY EARNINGS	(638.7)	(186.8)	(151.2)

Income Tax Benefit	(136.3)	(73.5)	(0.6)
Equity Earnings of Unconsolidated Subsidiaries	2,809.6	2,601.4	2,350.7

NET INCOME	2,307.2	2,488.1	2,200.1

Other Comprehensive Income (Loss)	(101.1)	269.9	62.6

TOTAL COMPREHENSIVE INCOME	$2,206.1	$2,758.0	$2,262.7

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	511,841,946	500,522,177	495,718,223

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.51	$4.97	$4.44

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	513,484,609	501,784,032	497,226,867

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.49	$4.96	$4.42

See Condensed Notes to Condensed Financial Information beginning on page S-6.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT ASSETS
Cash and Cash Equivalents	$254.2	$247.3
Other Temporary Investments	2.5	2.3
Advances to Affiliates	4,012.1	2,600.8
Accounts Receivable:
Affiliated Companies	78.6	17.7
General	0.5	0.4
Total Accounts Receivable	79.1	18.1
Accrued Tax Benefits	39.3	40.1
Assets Held for Sale	706.6	946.2
Prepayments and Other Current Assets	17.7	3.3
TOTAL CURRENT ASSETS	5,111.5	3,858.1

PROPERTY, PLANT AND EQUIPMENT
General	2.7	2.3
Total Property, Plant and Equipment	2.7	2.3
Accumulated Depreciation, Depletion and Amortization	1.2	1.1
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	1.5	1.2

OTHER NONCURRENT ASSETS
Investments in Unconsolidated Subsidiaries	30,543.2	27,984.0
Affiliated Notes Receivable	85.0	65.0
Deferred Charges and Other Noncurrent Assets	130.4	130.6
TOTAL OTHER NONCURRENT ASSETS	30,758.6	28,179.6

TOTAL ASSETS	$35,871.6	$32,038.9

See Condensed Notes to Condensed Financial Information beginning on page S-6.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2022 and 2021
(dollars in millions)

			December 31,
			2022	2021
	CURRENT LIABILITIES
	Advances from Affiliates		$919.9	$583.0
	Accounts Payable:
	General		5.1	5.7
	Affiliated Companies		34.2	32.5
	Short-term Debt		3,362.2	1,864.0
	Long-term Debt Due Within One Year – Nonaffiliated		1,050.0	308.9
	Accrued Taxes		—	102.1
	Other Current Liabilities		126.3	72.9
	TOTAL CURRENT LIABILITIES		5,497.7	2,969.1

	NONCURRENT LIABILITIES
	Long-term Debt – Nonaffiliated		6,322.5	6,460.4
	Deferred Credits and Other Noncurrent Liabilities		112.1	132.9
	TOTAL NONCURRENT LIABILITIES		6,434.6	6,593.3

	TOTAL LIABILITIES		11,932.3	9,562.4

	MEZZANINE EQUITY
	Contingently Redeemable Performance Share Awards		45.9	43.3

	COMMON SHAREHOLDERS’ EQUITY
	Common Stock – Par Value – $6.50 Per Share:
	2022	2021
Shares Authorized	600,000,000	600,000,000
Shares Issued	525,099,321	524,416,175
	(11,233,240 and 20,204,160 Shares were Held in Treasury as of December 31, 2022 and 2021, Respectively)		3,413.1	3,408.7
	Paid-in Capital		8,051.0	7,172.6
	Retained Earnings		12,345.6	11,667.1
	Accumulated Other Comprehensive Income (Loss)		83.7	184.8
	TOTAL AEP COMMON SHAREHOLDERS’ EQUITY		23,893.4	22,433.2

	TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY		$35,871.6	$32,038.9

See Condensed Notes to Condensed Financial Information beginning on page S-6.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$2,307.2	$2,488.1	$2,200.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	0.4	0.4	0.3
Deferred Income Taxes	(63.3)	(63.9)	8.2
Loss on the Expected Sale of the Kentucky Operations	363.3	—	—
Interest Rate Hedge Settlement	—	—	57.5
Equity Earnings of Unconsolidated Subsidiaries	(2,809.6)	(2,601.4)	(2,350.7)
Cash Dividends Received from Unconsolidated Subsidiaries	603.9	787.2	454.0
Change in Other Noncurrent Assets	(5.0)	(3.5)	1.1
Change in Other Noncurrent Liabilities	83.5	94.0	39.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(61.0)	18.4	(24.5)
Accounts Payable	1.1	27.2	2.1
Other Current Assets	(6.0)	(0.5)	1.3
Other Current Liabilities	(76.6)	77.9	(55.8)
Net Cash Flows from Operating Activities	337.9	823.9	332.8

INVESTING ACTIVITIES
Construction Expenditures	(0.7)	(0.5)	(0.2)
Change in Advances to Affiliates, Net	(1,411.3)	562.9	(965.8)
Capital Contributions to Unconsolidated Subsidiaries	(568.3)	(1,185.0)	(436.5)
Return of Capital Contributions from Unconsolidated Subsidiaries	24.5	—	—
Issuance of Notes Receivable to Unconsolidated Subsidiaries	(20.0)	—	(26.0)
Repayment of Notes Receivable from Unconsolidated Subsidiaries	—	92.3	20.0
Other Investing Activities	(0.2)	—	2.7
Net Cash Flows Used for Investing Activities	(1,976.0)	(530.3)	(1,405.8)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	826.5	600.5	155.0
Issuance of Long-term Debt	986.6	915.0	3,113.9
Issuance of Short-term Debt with Original Maturities Greater Than 90 Days	833.9	1,393.3	1,396.5
Change in Short-term Debt with Original Maturities Less Than 90 Day, Net	1,650.4	(610.3)	(347.1)
Retirement of Long-term Debt	(300.0)	(400.0)	(500.0)
Change in Advances from Affiliates, Net	336.9	135.8	194.6
Redemption of Short-term Debt with Original Maturities Greater Than 90 Days	(986.1)	(771.3)	(1,307.1)
Dividends Paid on Common Stock	(1,628.7)	(1,507.7)	(1,415.0)
Other Financing Activities	(74.5)	(101.3)	(74.2)
Net Cash Flows from (Used for) Financing Activities	1,645.0	(346.0)	1,216.6

Net Increase (Decrease) in Cash and Cash Equivalents	6.9	(52.4)	143.6
Cash and Cash Equivalents at Beginning of Period	247.3	299.7	156.1
Cash and Cash Equivalents at End of Period	$254.2	$247.3	$299.7

See Condensed Notes to Condensed Financial Information beginning on page S-6.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL INFORMATION

1. Summary of Significant Accounting Policies

2. Commitments, Guarantees and Contingencies

3. Financing Activities

4. Related Party Transactions

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of Parent is required as a result of the restricted net assets of AEP consolidated subsidiaries exceeding 25% of AEP consolidated net assets as of December 31, 2022.  Parent is a public utility holding company that owns all of the outstanding common stock of its public utility subsidiaries and varying percentages of other subsidiaries, including joint ventures and equity investments.  The primary source of income for Parent is equity in its subsidiaries’ earnings.  Its major source of cash is dividends from the subsidiaries, which are evaluated for cash flow presentation based on the nature of the distribution.  Parent borrows the funds for the money pool that is used by the subsidiaries for their short-term cash needs. Parent financial statements should be read in conjunction with the AEP consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, AEP wholly-owned and majority-owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

Income Taxes

Parent files a consolidated federal income tax return with its subsidiaries. Historically, the allocation of the AEP System’s current consolidated federal income tax to the AEP System companies allocated the benefit of current tax loss of the parent company (Parent Company Loss Benefit) to the AEP System subsidiaries through a reduction of current tax expense. In the first quarter of 2022, AEP and subsidiaries changed accounting for the Parent Company Loss Benefit from a reduction of current tax expense to an allocation through equity. The impact of this change was immaterial to the Subsidiaries’ financial statements. The consolidated NOL of the AEP System is allocated to each company in the consolidated group with taxable income. With the exception of the allocation of the consolidated AEP System NOL, the loss of the Parent and tax credits, the method of allocation reflects a separate return result for each company in the consolidated group.

Disposition of KPCo and KTCo

AEP Parent holds a direct investment in KPCo and an indirect investment in KTCo through its direct investment in AEPTHCo. In October 2021, AEP entered into a Stock Purchase Agreement (SPA) to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to certain conditions contingent upon the closing of the sale. AEP has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) and the Committee on Foreign Investment in the United States during 2022. Clearance under the HSR expired in January 2023. AEP and Liberty refiled a joint application seeking HSR clearance in February 2023. The sale is also contingent upon FERC approval under Section 203 of the Federal Power Act. The parties to the SPA have certain termination rights if the closing of the sale does not occur by April 26, 2023.

Transfer of Ownership

FERC Proceedings

In December 2021, Liberty, KPCo and KTCo (the applicants) requested FERC approval of the sale under Section 203 of the Federal Power Act. In February 2022, several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission rates of applicants. In April 2022, the FERC issued a deficiency letter stating that the Section 203 application is deficient and that additional information is required to process it. In May 2022, Liberty, KPCo and KTCo supplemented the application. In December 2022, the FERC issued an order denying, without prejudice, authorization of the proposed sale stating the applicants failed to demonstrate the proposed transaction will not have an adverse effect on rates.

In January 2023, AEP, AEPTCo, and Liberty entered into an amendment to the SPA that specified the applicants will submit a new filing for approval under Section 203 of the Federal Power Act. The new filing was submitted to the FERC on February 14, 2023. The applicants requested expedited treatment of the new filing, including an accelerated comment period. In response, the FERC granted a shortened 45 day comment period. The applicants believe the new Section 203 application addresses the concerns raised in the FERC’s December 2022 order. The application contains several additional commitments by Liberty to mitigate potential adverse impacts on FERC jurisdictional rates over the next five years, including: a) maintaining the current return on equity; b) maintaining the current cost cap on equity; c) financing future investments at the current credit rating; and d) capping certain operating and administrative costs. The sale remains subject to FERC approval. The statute requires an order from the FERC within 180 days of the February 14, 2023 filing date in accordance with Section 203 of the Federal Power Act.

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

Summary

As a result of the conditions imposed by the KPSC’s May 2022 order, in the second quarter of 2022, Parent recorded a $69 million loss on the expected sale of the Kentucky Operations in accordance with accounting guidance for Fair Value Measurement.

In September 2022, AEP, AEPTCo and Liberty entered into an amendment to the SPA which reduced the purchase price to approximately $2.646 billion and Liberty agreed to waive, upon FERC approval of the sale, the SPA condition precedent to closing requiring the issuance of regulatory orders approving new proposed Mitchell Plant agreements. Further, as a result of the reduced purchase price from the September Amendment and the change to the anticipated timing of the completion of the transaction, Parent recorded an additional $194 million pretax loss ($149 million net of tax) on the expected sale of the Kentucky Operations in the third quarter of 2022 in accordance with the accounting guidance for Fair Value Measurement.

As a result of the December 2022 FERC order and resulting delay in the anticipated timing of the closing of the transaction, Parent recorded an additional $100 million pretax loss ($79 million net of tax) on the expected sale of the Kentucky Operations in December 2022 in accordance with the accounting guidance for Fair Value Measurement. In total, AEP recorded a $363 million pretax loss of ($297 million net of tax) on the expected sale of the Kentucky Operations for the twelve months ended December 31, 2022.

Management believes it is probable that FERC authorization under Section 203 of the Federal Power Act will be received and closing will occur after receipt of the order. Therefore, the assets and liabilities of KPCo and KTCo were classified as Held for Sale in the December 31, 2022 balance sheet of Parent. Upon closing, Liberty will acquire the assets and assume the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction. AEP expects cash proceeds, net of taxes and transaction fees, from the sale of approximately $1.2 billion. AEP plans to use the proceeds from the sale to fund its continued investment in regulated businesses, including transmission and regulated renewables projects. If additional reductions in the fair value of the Kentucky Operations occur, it would reduce future net income and cash flows.

The major classes of KPCo and KTCo’s assets and liabilities presented in Assets Held for Sale and Liabilities Held for Sale on the balance sheets of Parent as of December 31, 2022 are shown in the table below.

December 31, 2022
(in millions)
ASSETS
Investment in KPCo	$918.4
Investment in AEPTHCo	85.4
Loss on the Expected Sale of Kentucky Operations (net of $66.1 million of Income Taxes)	(297.2)
Assets Held for Sale	$706.6

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Parent and its subsidiaries are parties to environmental and other legal matters. Parent has issued guarantees over the performance of certain equity method investees.

Guarantees of Equity Method Investees

In 2019, AEP acquired a 50% ownership interest in five non-consolidated renewable joint ventures and two renewable tax equity partnerships. Parent issued guarantees over the performance of the joint ventures. If a joint venture were to default on payments or performance, Parent would be required to make payments on behalf of the joint venture. In September 2022, AEP signed a PSA with a nonaffiliate for AEP’s interest in Flat Ridge 2, one of the five non-consolidated joint ventures. The transaction closed in the fourth quarter of 2022. As of December 31, 2022, the maximum potential amount of future payments associated with the remaining guarantees was $59 million, with the last guarantee expiring in December 2035. The non-contingent liability recorded associated with these guarantees was $5 million, with an additional $1 million expected credit loss liability for the contingent portion of the guarantees. In accordance with the accounting guidance for guarantees, the initial recognition of the non-contingent liabilities increased AEP’s carrying values of the respective equity method investees. Management considered historical losses, economic conditions, and reasonable and supportable forecasts in the calculation of the expected credit loss. As the joint ventures generate cash flows through PPAs, the measurement of the contingent portion of the guarantee liability is based upon assessments of the credit quality and default probabilities of the respective PPA counterparties.

For further discussion, see Note 6 - Commitments, Guarantees and Contingencies included in the 2022 Annual Report.

3.  FINANCING ACTIVITIES

The following details long-term debt outstanding as of December 31, 2022 and 2021:

Long-term Debt

		Weighted-Average	Interest Rate Ranges as of		Outstanding as of
		Interest Rate as of	December 31,		December 31,
Type of Debt	Maturity	December 31, 2022	2022	2021	2022	2021
					(in millions)
Senior Unsecured Notes	2022-2050	3.57%	0.75%-5.95%	0.61%-4.30%	$4,454.0	$3,859.7
Pollution Control Bonds	2024-2029 (a)	2.26%	1.90%-2.60%	1.90%-2.60%	537.2	536.6
Junior Subordinated Notes	2024-2027	2.35%	1.30%-3.88%	1.30%-3.88%	2,381.3	2,373.0
Total Long-term Debt Outstanding					7,372.5	6,769.3
Long-term Debt Due Within One Year					1,050.0	308.9
Long-term Debt					$6,322.5	$6,460.4

(a)Certain Pollution Control Bonds are subject to redemption earlier than the maturity date.

Long-term debt outstanding as of December 31, 2022 is payable as follows:

	2023	2024	2025	2026	2027	After 2027	Total
	(in millions)
Principal Amount (a)	$1,050.0	$805.0	$1,249.7	$50.0	$1,749.7	$2,524.9	$7,429.3
Unamortized Discount, Net and Debt Issuance Costs							(56.8)
Total Long-term Debt Outstanding							$7,372.5

(a)Amounts reflect the impact of fair value hedge accounting. See “Accounting for Fair Value Hedging Strategies” section of Note 10 included in the 2022 Annual Report for additional information.

Short-term Debt

Parent’s outstanding short-term debt was as follows:

	December 31, 2022		December 31, 2021
Type of Debt	Outstanding Amount	Weighted-Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate
	(in millions)		(in millions)
Commercial Paper	$2,862.2	4.80%	$1,364.0	0.34%
Term Loan	—	—%	500.0	0.81%
Term Loan	125.0	5.17%	—	—%
Term Loan	150.0	5.17%	—	—%
Term Loan	100.0	5.23%	—	—%
Term Loan	125.0	4.87%	—	—%
Total Short-term Debt	$3,362.2		$1,864.0

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

Interest expense related to Parent’s short-term borrowing is included in Interest Expense on Parent’s statements of income.  Parent incurred interest expense for amounts borrowed from subsidiaries of $30 million, $2 million and $4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Interest income related to Parent’s short-term lending is included in Interest Income on Parent’s statements of income.  Parent earned interest income for amounts advanced to subsidiaries of $71 million, $15 million and $36 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Affiliated Notes

Parent issued long-term debt, portions of which were loaned to its subsidiaries.  Parent pays interest on the affiliated notes, but the subsidiaries accrue interest for their share of the affiliated borrowing and remit the interest to Parent.  Interest income related to Parent’s loans to subsidiaries is included in Interest Income on Parent’s statements of income.  Parent earned interest income on loans to subsidiaries of $3 million, $2 million and $2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

5.  SUBSEQUENT EVENTS

Planned Disposition of the Competitive Contracted Renewables Portfolio

In February 2022, AEP management announced the initiation of a process to sell all or a portion of AEP Renewables’ competitive contracted renewables portfolio within the Generation & Marketing segment.

As of December 31, 2022, the competitive contracted renewable portfolio assets totaled 1.4 gigawatts of generation resources representing consolidated solar and wind assets, with a net book value of $1.2 billion, and a 50% interest in four joint venture wind farms, totaling $247 million, accounted for as equity method investments.

In late January 2023, AEP received final bids from interested parties. In February 2023, AEP’s Board of Directors approved management’s plan to sell the competitive contracted renewables portfolio and AEP signed an agreement to sell the competitive contracted renewables portfolio to a nonaffiliated party for $1.5 billion including the assumption of project debt. As part of the sale agreement, AEP provided the acquirer an indemnification related to certain losses, not to exceed $70 million, which could result from one of the joint venture wind farm’s inability to meet certain minimum performance requirements.

The sale is subject to FERC approval, clearance from the Committee on Foreign Investment in the United States and approval under applicable competition laws. AEP expects to close on the sale in the second quarter of 2023 and receive cash proceeds, net of taxes, transaction fees and other customary closing adjustments, of approximately $1.2 billion.

Management concluded the consolidated assets within the competitive contracted renewables portfolio met the accounting requirements to be presented as Held for Sale in the first quarter of 2023 based on the receipt of final bids, Board of Director approval to consummate a sale transaction and the signing of the sale agreement. AEP anticipates recording an estimated pretax loss ranging from $175 million to $225 million ($100 million to $150 million after-tax), in the first quarter of 2023 as a result of reaching Held for Sale status. Management concluded the impact of any other than temporary decline in the fair value of the four joint venture wind farms was not material to AEP’s December 31, 2022 financial statements. Any changes to the book value or carrying value of these assets, or the anticipated sale price, could further reduce future net income and impact financial condition.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

AEP		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Accumulated Provision for Uncollectible Accounts:
Year Ended December 31, 2022 (c)	$55.6	$38.4	$—	$37.9	$56.1
Year Ended December 31, 2021	71.1	20.3	0.6	36.4	55.6
Year Ended December 31, 2020	43.7	46.0	5.9	24.5	71.1

(a)Recoveries offset by reclasses to other assets and liabilities.
(b)Uncollectible accounts written off.
(c)The 2022 balance excludes Accumulated Provision for Uncollectible Accounts of $1 million classified as Assets Held for Sale on the balance sheets. See “Disposition of KPCo and KTCo” section of Note 7 included in the 2022 Annual Report for additional information.

Schedule II for the Registrant Subsidiaries is not presented because the amounts are not material.

INDEX OF AEP TRANSMISSION COMPANY, LLC (AEPTCO PARENT)
FINANCIAL STATEMENT SCHEDULES

Page Number
The following financial statement schedules are included in this report on the pages indicated:

AEP Transmission Company, LLC (AEPTCo Parent):
Schedule I – Condensed Financial Information	S-16
Schedule I – Index of Condensed Notes to Condensed Financial Information	S-20

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
EXPENSES
Other Operation	$0.7	$0.2	$0.2
TOTAL EXPENSES	0.7	0.2	0.2

OPERATING LOSS	(0.7)	(0.2)	(0.2)

Other Income (Expense):
Interest Income - Affiliated	177.8	158.1	149.6
Interest Expense	(177.1)	(157.7)	(148.1)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS OF UNCONSOLIDATED SUBSIDIARIES	—	0.2	1.3

Income Tax Expense	—	—	0.2
Equity Earnings of Unconsolidated Subsidiaries	594.2	591.5	422.3

NET INCOME	$594.2	$591.7	$423.4

See Condensed Notes to Condensed Financial Information beginning on page S-20.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT ASSETS
Advances to Affiliates	$—	$12.7
Accounts Receivable:
Affiliated Companies	34.6	32.4
Total Accounts Receivable	34.6	32.4
Notes Receivable - Affiliated	60.0	104.0
Assets Held for Sale	149.3	140.2
Other Current Assets	—	0.5
TOTAL CURRENT ASSETS	243.9	289.8

OTHER NONCURRENT ASSETS
Notes Receivable - Affiliated	4,659.0	4,176.1
Investments in Unconsolidated Subsidiaries	5,935.7	5,411.1
TOTAL OTHER NONCURRENT ASSETS	10,594.7	9,587.2

TOTAL ASSETS	$10,838.6	$9,877.0

See Condensed Notes to Condensed Financial Information beginning on page S-20.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2022 and 2021
(in millions)

	December 31,
	2022	2021
CURRENT LIABILITIES
Advances from Affiliates	$27.8	$—
Accounts Payable:
General	78.1	83.0
Affiliated Companies	42.2	44.3
Long-term Debt Due Within One Year – Nonaffiliated	60.0	104.0
Accrued Interest	28.8	28.8
Other Current Liabilities	5.9	0.9
TOTAL CURRENT LIABILITIES	242.8	261.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,722.8	4,239.9
TOTAL NONCURRENT LIABILITIES	4,722.8	4,239.9

TOTAL LIABILITIES	4,965.6	4,500.9

MEMBER’S EQUITY
Paid-in Capital	3,022.3	2,949.6
Retained Earnings	2,850.7	2,426.5
TOTAL MEMBER’S EQUITY	5,873.0	5,376.1

TOTAL LIABILITIES AND MEMBER’S EQUITY	$10,838.6	$9,877.0

See Condensed Notes to Condensed Financial Information beginning on page S-20.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net Income	$594.2	$591.7	$423.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Equity Earnings of Unconsolidated Subsidiaries	(594.2)	(591.5)	(422.3)
Change in Other Noncurrent Liabilities	9.1	6.2	5.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(2.2)	(5.9)	(3.4)
Accounts Payable	(0.6)	4.8	5.3
Accrued Interest	—	4.9	4.7
Other Current Liabilities	(0.8)	12.3	32.5
Net Cash Flows from Operating Activities	5.5	22.5	45.8

INVESTING ACTIVITIES
Change in Advances to Affiliates, Net	12.7	96.3	(40.3)
Repayment of Notes Receivable from Affiliated Companies	104.0	50.0	—
Issuance of Notes Receivable to Affiliated Companies	(550.0)	(450.0)	(525.0)
Return of Capital Contributions from Unconsolidated Subsidiaries	130.0	—	5.0
Capital Contributions to Subsidiaries	(69.5)	(184.0)	(335.0)
Net Cash Flows Used for Investing Activities	(372.8)	(487.7)	(895.3)

FINANCING ACTIVITIES
Capital Contributions from Member	72.7	184.0	335.0
Issuance of Long-term Debt – Nonaffiliated	540.8	443.7	519.5
Retirement of Long-term Debt – Nonaffiliated	(104.0)	(50.0)	—
Change in Advances from Affiliates, Net	27.8	—	—
Dividends Paid to Member	(170.0)	(112.5)	(5.0)
Net Cash Flows from Financing Activities	367.3	465.2	849.5

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

See Condensed Notes to Condensed Financial Information beginning on page S-20.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
INDEX OF CONDENSED NOTES TO CONDENSED FINANCIAL INFORMATION

1. Summary of Significant Accounting Policies

2. Commitments, Guarantees and Contingencies

3. Financing Activities

4. Related Party Transactions

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of AEPTCo Parent is required as a result of the restricted net assets of AEPTCo consolidated subsidiaries exceeding 25% of AEPTCo consolidated net assets as of December 31, 2022.  AEPTCo Parent is the direct holding company for the seven State Transcos.  The primary source of income for AEPTCo Parent is equity in its subsidiaries’ earnings. AEPTCo Parent financial statements should be read in conjunction with the AEPTCo consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, AEPTCo wholly-owned and majority-owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

Income Taxes

AEPTCo Parent joins in the filing of a consolidated federal income tax return with its affiliates in the AEP System.  Historically, the allocation of the AEP System’s current consolidated federal income tax to the AEP System companies allocated the benefit of current tax loss of the parent company (Parent Company Loss Benefit) to the AEP System subsidiaries through a reduction of current tax expense. In the first quarter of 2022, AEP and subsidiaries changed accounting for the Parent Company Loss Benefit from a reduction of current tax expense to an allocation through equity. The impact of this change was immaterial to the Subsidiaries’ financial statements. The consolidated NOL of the AEP System is allocated to each company in the consolidated group with taxable income. With the exception of the allocation of the consolidated AEP System NOL, the loss of the Parent and tax credits, the method of allocation reflects a separate return result for each company in the consolidated group.

Disposition of KTCo

AEPTCo Parent holds a direct investment in KTCo. In October 2021, AEP entered into a Stock Purchase Agreement (SPA) to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. In May 2022, the KPSC approved the transfer of KPCo to Liberty subject to certain conditions contingent upon the closing of the sale. AEP has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) and the Committee on Foreign Investment in the United States during 2022. Clearance under the HSR expired in January 2023. AEP and Liberty refiled a joint application seeking HSR clearance in February 2023. The sale is also contingent upon FERC approval under Section 203 of the Federal Power Act. The parties to the SPA have certain termination rights if the closing of the sale does not occur by April 26, 2023.

Transfer of Ownership

FERC Proceedings

In December 2021, Liberty, KPCo and KTCo (the applicants) requested FERC approval of the sale under Section 203 of the Federal Power Act. In February 2022, several intervenors in the case filed protests related to whether the sale will negatively impact the wholesale transmission rates of applicants. In April 2022, the FERC issued a deficiency letter stating that the Section 203 application is deficient and that additional information is required to process it. In May 2022, Liberty, KPCo and KTCo supplemented the application. In December 2022, the FERC issued an order denying, without prejudice, authorization of the proposed sale stating the applicants failed to demonstrate the proposed transaction will not have an adverse effect on rates.

In January 2023, AEP, AEPTCo, and Liberty entered into an amendment to the SPA that specified the applicants will submit a new filing for approval under Section 203 of the Federal Power Act. The new filing was submitted to the FERC on February 14, 2023. The applicants requested expedited treatment of the new filing, including an accelerated comment period. In response, the FERC granted a shortened 45 day comment period. The applicants believe the new Section 203 application addresses the concerns raised in the FERC’s December 2022 order. The application contains several additional commitments by Liberty to mitigate potential adverse impacts on FERC jurisdictional rates over the next five years, including: a) maintaining the current return on equity; b) maintaining the current cost cap on equity; c) financing future investments at the current credit rating; and d) capping certain operating and administrative costs. The sale remains subject to FERC approval. The statute requires an order from the FERC within 180 days of the February 14, 2023 filing date in accordance with Section 203 of the Federal Power Act.

In September 2022, AEP, AEPTCo and Liberty entered into an amendment to the SPA which reduced the purchase price to approximately $2.646 billion and Liberty agreed to waive, upon FERC approval of the sale, the SPA condition precedent to closing requiring the issuance of regulatory orders approving new proposed Mitchell Plant agreements.

Management believes it is probable that FERC authorization under Section 203 of the Federal Power Act will be received and closing will occur after receipt of the order. Therefore, the assets and liabilities of KTCo were classified as Held for Sale in the December 31, 2022 balance sheet of AEPTCo Parent. Upon closing, Liberty will acquire the assets and assume the liabilities of KPCo and KTCo, excluding pension and other post-retirement benefit plan assets and liabilities. AEP expects to provide customary transition services to Liberty for a period of time after closing of the transaction. AEP expects cash proceeds, net of taxes and transaction fees, from the sale of approximately $1.2 billion. AEP plans to use the proceeds from the sale to fund its continued investment in regulated businesses, including transmission and regulated renewables projects. If additional reductions in the fair value of the Kentucky Operations occur, it would reduce future net income and cash flows.

The major classes of KTCo’s assets and liabilities presented in Assets Held for Sale and Liabilities Held for Sale on the balance sheets of AEPTCo Parent as of December 31, 2022 are shown in the table below.

December 31, 2022
(in millions)
ASSETS
Long-term Notes Receivable - Affiliated	$63.8
Investment in KTCo	85.5
Assets Held for Sale	$149.3

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

AEPTCo Parent and its subsidiaries are parties to legal matters.  For further discussion, see Note 6 - Commitments, Guarantees and Contingencies included in the 2022 Annual Report.

3.  FINANCING ACTIVITIES

For discussion of Financing Activities, see Note 14 - Financing Activities to AEPTCo’s audited consolidated financial statements included in the 2022 Annual Report.

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

Long-term Lending to Subsidiaries

AEPTCo Parent enters into debt arrangements with nonaffiliated entities. AEPTCo Parent has long-term debt of $4.8 billion and $4.3 billion as of December 31, 2022 and 2021, respectively. AEPTCo Parent uses the proceeds from these nonaffiliated debt arrangements to make affiliated loans to its State Transcos using the same interest rates and maturity dates as the nonaffiliated debt arrangements. AEPTCo Parent has recorded Notes Receivable – Affiliated of $4.7 billion and $4.3 billion as of December 31, 2022 and 2021, respectively. Related to these nonaffiliated and affiliated debt arrangements, AEPTCo Parent has recorded Accrued Interest of $29 million and $29 million as of December 31, 2022 and 2021, respectively. AEPTCo Parent has also recorded Accounts Receivable – Affiliated Companies of $35 million and $32 million as of December 31, 2022 and 2021, respectively. AEPTCo Parent has recorded Interest Income – Affiliated of $177 million, $158 million and $150 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to the Notes Receivable – Affiliated. AEPTCo Parent has recorded Interest Expense of $177 million, $158 million and $148 million for the years ended December 31, 2022, 2021 and 2020, respectively, related to the nonaffiliated debt arrangements.

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

Interest expense related to AEPTCo Parent’s short-term borrowing is included in Interest Expense on AEPTCo Parent’s statements of income.  AEPTCo Parent incurred immaterial interest expense for amounts borrowed from AEP affiliates for the years ended December 31, 2022, 2021 and 2020.

Interest income related to AEPTCo Parent’s short-term lending is included in Interest Income – Affiliated on AEPTCo Parent’s statements of income.  AEPTCo Parent earned interest income for amounts advanced to AEP affiliates of $915 thousand, $400 thousand and $2 million for the year ended December 31, 2022, 2021 and 2020, respectively.

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

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

AEP‡ File No. 1-3525

*3(a)	Composite of the Restated Certificate of Incorporation of AEP, dated April 26, 2022.

3(b)	Composite By-Laws of AEP amended as of December 6, 2022.	Form 8-K, Exhibit 3(b) dated December 8, 2022

4(a)	Indenture (for unsecured debt securities), dated as of May 1, 2001, between AEP and The Bank of New York, as Trustee.
Registration Statement No. 333-86050, Ex 4(a)(b)(c)
Registration Statement No. 333-105532, Ex 4(d)(e)(f)
Registration Statement No. 333-200956, Ex 4(b)
Registration Statement No. 333-222068, Ex 4(b) Registration Statement No. 333-249918, Ex 4(b)(c)

4(a)1	Company Order and Officers Certificate to The Bank of New York Mellon Trust Company, N.A. dated November 20, 2020 establishing terms of 0.75% Senior Notes Series M due 2023, 1.00% Senior Notes, Series N due 2025 and Floating Rate Notes, Series A due 2023.	Form 8-K, Ex 4(a) dated November 18, 2020

4(a)2	Company Order and Officer’s Certificate between America Electric Power Company, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated August 3, 2021 establishing terms of the 1.80% Senior Notes, Series 2021A due 2028.	Form 10-Q, Ex. 4, September 30, 2021

4(a)3	Company Order and Officer’s Certificate between America Electric Power Company, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated November 2, 3, 2022 establishing terms of the 5.75% Senior Notes, Series O due 2027 and the 5.95% Senior Notes, Series P due 2032.	Form 8-K, Ex 4(a) dated November 2, 2022

4(b)	Junior Subordinated Indenture, dated March 1, 2008, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee for the Junior Subordinated Debentures.	Registration Statement No. 333-156387, Ex 4(c) (d) Registration Statement No. 333-249918, Ex 4(f)(g)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(b)1	Supplemental Indenture No. 2 dated August 14, 2020 between American Electric Power Company, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee establishing terms of 1.30% Fixed-to-Fixed Reset Rate Junior Subordinated Debentures due 2025.	Form 10-Q Ex 4.3, dated September 30, 2020

4(b)2	Supplemental Indenture No. 3 dated November 15, 2021 between American Electric Power Company, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee establishing terms of 3.875% Fixed-to-Fixed Reset Rate Junior Subordinated Debentures due 2062.	Form 8-K, Ex 4(a) dated November 16, 2021

4(b)3	Supplemental Indenture No. 4 dated January 6, 2022 between American Electric Power Company, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee establishing terms of 2.031% Junior Subordinated Debentures due 2024.	Form 8-K, Ex 4(a) dated January 6, 2022

4(c)	Purchase Contract and Pledge Agreement, dated as of March 19, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, collateral agent, custodial agent and securities intermediary.	Registration Statement No. 333-249918, Ex 4(h)

4(c)1	Purchase Contract and Pledge Agreement dated as of August 14, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, collateral agent, custodial agent and securities intermediary.	Registration Statement No. 333-249918, Ex 4(i)

4(d)	First Amendment to Fourth Amended and Restated Credit Agreement dated June 30, 2016 among AEP, the banks, financial institutions and other institutional lenders listed on the signature pages thereof and Wells Fargo Bank, N.A., as Administrative Agent.	Form 10-Q, Ex 4, September 30, 2018

4(d)1	Credit Agreement among AEP, initial lenders and PNC Bank, National Association as Administrative Agent.	Form 10-Q, Ex 4.3, March 31, 2020

4(d)2	$500,000,000 Credit Agreement dated March 10, 2021 among the Company, Initial Lenders and U.S. Bank National Association as Administrative Agent.	Form 10-Q Ex 4.1 dated March 31, 2021

4(d)3	$4,000,000,000 Credit Agreement dated March 31, 2021 among the Company, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4.2 dated March 31, 2021

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(d)3A	April 7, 2022 Amendment and extension to $4,000,000,000 Credit Agreement dated March 31, 2021 among the Company, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4(a) dated March 31, 2022

4(d)4	$1,000,000,000 Credit Agreement dated March 31, 2021 among the Company, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4.3 dated March 31, 2021

4(d)4A	April 7, 2022 Amendment and extension to $1,000,000,000 Credit Agreement dated March 31, 2021 among the Company, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4(b) dated March 31, 2022

4(e)	Distribution Agreement, dated November 6, 2020, between American Electric Power Company, Inc. and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Scotia Capital (USA) Inc., Credit Suisse Capital LLC, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A.	Form 8-K, Ex 1.1, November 6, 2020

4(f)	Description of Securities.	2020 Form 10-K, Ex 4(c)

10(a)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

†10(b)	AEP Retainer Deferral Plan for Non-Employee Directors, as Amended and Restated effective October 1, 2020.	Form 10-Q, Ex 10.2, September 30, 2020

†10(c)	AEP Stock Unit Accumulation Plan for Non-Employee Directors as amended October 1, 2020.	Form 10-Q, Ex 10.3, September 30, 2020

†10(c)1	AEP Stock Unit Accumulation Plan for Non-Employee Directors as amended June 1, 2022.	2021 Form 10-K, Ex 10(d)1

†10(d)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2020.	2019 Form 10-K, Ex 10(e)

†10(d)1	Guaranty by AEP of AEPSC Excess Benefits Plan.	1990 Form 10-K, Ex 10(h)(1)(B)

*†10(e)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of October 6, 2021 (Non-Qualified).

†10(f)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3)

†10(f)1A	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(l)(3)(A)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

†10(f)2A	Second Amendment to AEPSC Umbrella Trust for Executives.	2018 Form 10-K, Ex 10(g)(2)(A)

†10(g)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of June 1, 2019.	Form 10-Q, Ex 10(1), September 30, 2019

†10(h)	AEP Change In Control Agreement, as Revised Effective January 1, 2017.	Form 10-Q, Ex 10(c), September 30, 2016

†10(i)	Amended and Restated AEP System Long-Term Incentive Plan as of September 21, 2016.	Form 10-Q, Ex 10(a), September 30, 2016

†10(i)1A	Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 30, 2018

*†10(i)2A	Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan as Amended and Restated effective January 1, 2022.

†10(j)	AEP System Stock Ownership Requirement Plan Amended and Restated effective October 1, 2020.	Form 10-Q, Ex 10.1, September 30, 2020

†10(k)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2020.	2019 Form 10-K, Ex 10(l)

†10(l)	AEP Executive Severance Plan Amended effective January 4, 2021.	2020 Form 10-K, Ex 10(n)

*†10(l)(1)	AEP Executive Severance Plan Amended and Restated effective February 20, 2023.

*†10(m)	Severance, Release of All Claims, and Non-competition Agreement between American Electric Power Company, Inc. and Lisa M. Barton.

†10(n)	AEP Aircraft Timesharing Agreement dated October 1, 2019 between American Electric Power Service Corporation and Nicholas K. Akins.	Form 10-Q, Ex 10(2), September 30, 2019

10(o)	Stock Purchase Agreement dated as of October 26, 2021 among AEP, AEPTCo and Liberty Utilities Co.	Form 10-Q, Ex 10, dated September 30, 2021

10(o)1A	First Amendment to Stock Purchase Agreement dated September 29, 2022 among AEP, AEPTCo and Liberty Utilities Co.	Form 10-Q, Ex 10, dated September 30, 2022

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*10(o)2A	Second Amendment to Stock Purchase Agreement dated January 16, 2023 among AEP, AEPTCo and Liberty Utilities Co.

*21	List of subsidiaries of AEP.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

AEP TEXAS‡ File No. 333-221643

3(a)	Composite of the Restated Certificate of Incorporation, as amended.	Registration Statement No. 333-221643, Ex 3(a)

3(b)	Bylaws.	Registration Statement No. 333-221643, Ex 3(b)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(a)	Indenture, dated as of September 1, 2017, between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.
Registration Statement No. 333-221643, Ex 4(a)-1,4(a)-2
Registration Statement No. 333-228657, Ex 4(a)-4,4(a)-5
Registration Statement No. 333-230613, Ex 4(a)(b)
Registration Statement No. 333-253585, Ex 4(b)(c)(d)

4(b)	Company Order and Officer’s Certificate between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 6, 2021 establishing terms of the 3.45% Senior Notes, Series J, due 2051.	Form 8-K, Ex 4(a) dated May 6, 2021

4(e)	Company Order and Officer’s Certificate between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 18, 2022 establishing terms of the 4.70% Senior Notes, Series K, due 2032 and the 5.25% Senior Notes, Series L, due 2052.	Form 10-Q, Ex 4 dated June 30, 2022

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

AEPTCo‡ File No. 333-217143

3(a)	Limited Liability Company Agreement of AEP Transmission Company, LLC dated as of January 27, 2006.	Registration Statement No. 333-217143, Ex 3(a)

3(b)	First Amendment to Limited Liability Company Agreement dated as of May 21, 2013.	Registration Statement No. 333-217143, Ex 3(b)

4(a)	Indenture, dated as of November 1, 2016, between AEP Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Registration Statement No. 333-217143, Ex 4(a)-1, 4(a)-2 Registration Statement No. 333-225325, Ex 4(b)(c)(d) Registration Statement No. 333-255605, Ex 4(b)(c)(d)(e)

4(b)
Company Order and Officer’s Certificate between AEP Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. as Trustee dated August 4, 2021 establishing terms of the 2.75% Senior Notes, Series N, due 2051.
Form 8-K, Ex 4(a) dated August 4, 2021

4(c)	Company Order and Officer’s Certificate between AEP Transmission Company, LLC and The Bank of New York Mellon Trust Company, N.A. as Trustee dated June 9, 2022 establishing terms of the 4.50% Senior Notes, Series O, due 2052.	Form 10-Q, Ex 4 dated June 30, 2022

4(d)	Note Purchase Agreement, dated as of October 18, 2012 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-1

4(e)1	Supplement to Note Purchase Agreement, dated as of November 7, 2013 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-2

4(e)2	Supplement to Note Purchase Agreement, dated as of November 14, 2014 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-3

10	Stock Purchase Agreement dated as of October 26, 2021 among AEP, AEPTCo and Liberty Utilities Co.	Form 10-Q, Ex 10, dated September 30, 2021

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

10(1)A	First Amendment to Stock Purchase Agreement dated September 29, 2022 among AEP, AEPTCo and Liberty Utilities Co.	Form 10-Q, Ex 10, dated September 30, 2022

*10(2)A	Second Amendment to Stock Purchase Agreement dated January 16, 2023 among AEP, AEPTCo and Liberty Utilities Co.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

APCo‡ File No. 1-3457

3(a)	Composite of the Restated Articles of Incorporation of APCo, amended as of March 7, 1997.	1996 Form 10-K, Ex 3(d)

3(b)	Composite By-Laws of APCo, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(a)	Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The Bank of New York, As Trustee.
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
Registration Statement No. 333-136432, Ex 4(b)(c)(d)
Registration Statement No. 333-161940, Ex 4(b)(c)(d)
Registration Statement No. 333-182336, Ex 4(b)(c)
Registration Statement No. 333-200750, Ex 4(b)(c)
Registration Statement No. 333-214448, Ex 4(b)
Registration Statement No. 333-236613, Ex 4(b)(c)
Registration Statement No 333-268874, Ex 4(b)(c)(d)(e)

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

I&M‡ File No. 1-3570

3(a)	Composite of the Amended Articles of Acceptance of I&M, dated of March 7, 1997.	1996 Form 10-K, Ex 3(c)

3(b)	Composite By-Laws of I&M, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4	Indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and The Bank of New York, as Trustee.
Registration Statement No. 333-88523, Ex 4(a)(b)(c)
Registration Statement No. 333-58656, Ex 4(b)(c)
Registration Statement No. 333-108975, Ex 4(b)(c)(d)
Registration Statement No. 333-136538, Ex 4(b)(c)
Registration Statement No. 333-156182, Ex 4(b)
Registration Statement No. 333-185087, Ex 4(b)
Registration Statement No. 333-207836, Ex 4(b)
Registration Statement No. 333-225103, Ex 4(b)(c)(d)
Registration Statement No. 333-268880 Ex. 4(b)(c)

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
Registration Statement No. 333-106242, Ex 4(b)(c)(d)
Registration Statement No. 333-127913, Ex 4(b)(c)
Registration Statement No. 333-139802, Ex 4(b)(c)(d)
Registration Statement No. 333-161537, Ex 4(b)(c)(d)
Registration Statement No. 333-211192, Ex 4(b)
Registration Statement No. 333-230094, Ex 4(b)
Registration Statement No. 333-255600, Ex 4(b)(c)(d)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(a)1	Resignation of Deutsche Bank Trust Company Americas, as Trustee and appointment of The Bank of New York Mellon Trust Company, N.A. as Trustee of Indenture with OPCo dated as of September 1, 1997.	Form 8-K, Item 8.01 dated October 8, 2018

4(a)2	Company Order and Officer’s Certificate between Ohio Power Company and The Bank of New York Mellon Trust Company, N.A. as Trustee dated September 9, 2021 establishing terms of the 2.90% Senior Notes, Series R, due 2051.	Form 8-K, Ex 4(a) dated September 13, 2021

4(b)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between OPCo and Bank One, N.A., as Trustee.	Registration Statement No. 333-127913, Ex 4(d)(e)(f)

4(c)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between CSPCo (predecessor in interest to OPCo) and Bankers Trust Company, as Trustee.	Registration Statement No. 333-54025, Ex 4(a)(b)(c)(d) Registration Statement No. 333-128174, Ex 4(b)(c)(d) Registration Statement No. 333-150603, Ex 4(b)

4(d)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between CSPCo (predecessor in interest to OPCo) and Bank One, N.A., as Trustee.	Registration Statement No. 333-128174, Ex 4(e)(f)(g) Registration Statement No. 333-150603, Ex 4(b)

4(e)	First Supplemental Indenture, dated as of December 31, 2011, by and between OPCo and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Indenture dated as of September 1, 1997 between CSPCo (predecessor in interest to OPCo) and the trustee.	Form 8-K, Ex 4.1 dated January 6, 2012

4(f)	Third Supplemental Indenture, dated as of December 31, 2011, by and between OPCo and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Indenture dated as of February 14, 2003 between CSPCo (predecessor in interest to OPCo) and the trustee.	Form 8-K, Ex 4.2 dated January 6, 2012

10(a)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

PSO‡ File No. 0-343

3(a)	Certificate of Amendment to Restated Certificate of Incorporation of PSO.	Form 10-Q, Ex 3(a), June 30, 2008

3(b)	Composite By-Laws of PSO amended as of February 26, 2008.	2007 Form 10-K, Ex 3 (b)

4(a)	Indenture (for unsecured debt securities), dated as of November 1, 2000, between PSO and The Bank of New York, as Trustee.
Registration Statement No. 333-100623, Ex 4(a)(b)
Registration Statement No. 333-114665, Ex 4(b)(c)
Registration Statement No. 333-133548, Ex 4(b)(c)
Registration Statement No. 333-156319, Ex 4(b)(c)
Registration Statement No. 333-251378, Ex 4(b)(c)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(b)	Tenth Supplemental Indenture between Public Service Company of Oklahoma and The Bank of New York Mellon Trust Company, N.A. as Trustee dated August 1, 2021 establishing terms of the 2.20% Senior Notes, Series J, due 2031 and the 3.15% Senior Notes Series K, due 2051.	Form 8-K, Ex 4(a) dated August 12, 2021

4(c)	Eleventh Supplemental Indenture dated as of January 1, 2023 between Public Service Company of Oklahoma. and The Bank of New York Mellon Trust Company, N.A.as Trustee establishing terms of 5.25% Senior Notes Series L due 2033.	Form 8-K, Ex 4(a) dated January 5, 2023

4(d)	Credit Agreement dated as of January 19, 2021 among PSO as Borrower, Initial Lenders and Sumitomo Mitsui Banking Corporation as Administrative Agent.	2020 Form 10-K, Ex 4(d)

4(d)A	April 19, 2022 Amendment and extension to $500,000,000 Credit Agreement dated January 19, 2021 among the Company, Initial Lenders and Sumitomo Mitsui Banking Corporation as Administrative Agent.	Form 10-Q Ex 4(c) dated March 31, 2022

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

SWEPCo‡ File No. 1-3146

3(a)	Composite of Amended Restated Certificate of Incorporation of SWEPCo.	2008 Form 10-K, Ex 3(a)

3(a)(A)	Amendment to Amended Restated Certificate of Incorporation.	Form 8-K Ex 3.1 dated September 1, 2020

3(b)	Composite By-Laws of SWEPCo amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of February 4, 2000, between SWEPCo and The Bank of New York, as Trustee.
Registration Statement No. 333-96213
Registration Statement No. 333-87834, Ex 4(a)(b)
Registration Statement No. 333-100632, Ex 4(b)
Registration Statement No. 333-108045, Ex 4(b)
Registration Statement No. 333-145669, Ex 4(c)(d)
Registration Statement No. 333-161539, Ex 4(b)(c)
Registration Statement No. 333-194991, Ex 4(b)(c)
Registration Statement No. 333-208535, Ex 4(b)(c)
Registration Statement No. 333-226856, Ex 4(b)(c)
Registration Statement No. 333-238159, Ex 4(b) Registration Statement No. 333-258961, Ex 4(a)(b)

4(b)	Fifteenth Supplemental Indenture dated November 1, 2021 between Southwestern Electric Power Company and The Bank of New York Mellon Trust Company, N.A. as Trustee establishing terms of 3.25% Senior Notes Series O due 2051.	Form 8-K, Ex 4(a) dated November 3, 2021

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*95	Mine Safety Disclosure.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.
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