Form 10-K
period 2023-12-31
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2024-02-26
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to_________

Commission	Registrants;						I.R.S. Employer
File Number	Address and Telephone Number					States of Incorporation	Identification Nos.

1-3525	AMERICAN ELECTRIC POWER CO INC.					New York	13-4922640
333-221643	AEP TEXAS INC.					Delaware	51-0007707
333-217143	AEP TRANSMISSION COMPANY, LLC					Delaware	46-1125168
1-3457	APPALACHIAN POWER COMPANY					Virginia	54-0124790
1-3570	INDIANA MICHIGAN POWER COMPANY					Indiana	35-0410455
1-6543	OHIO POWER COMPANY					Ohio	31-4271000
0-343	PUBLIC SERVICE COMPANY OF OKLAHOMA					Oklahoma	73-0410895
1-3146	SOUTHWESTERN ELECTRIC POWER COMPANY					Delaware	72-0323455
	1 Riverside Plaza,		Columbus,	Ohio	43215-2373
	Telephone	(614)	716-1000

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
American Electric Power Company Inc.	Common Stock, $6.50 par value	AEP	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant American Electric Power Company, Inc., AEP Texas Inc., AEP Transmission Company, LLC, Appalachian Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company, are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant Indiana Michigan Power Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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

	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Nonaffiliates of the Registrants as of June 30, 2023 the Last Trading Date of the Registrants' Most Recently Completed Second Fiscal Quarter	Number of Shares of Common Stock Outstanding of the Registrants as of December 31, 2023
American Electric Power Company, Inc.	$44,304,742,057	526,184,585
		($6.50 par value)
AEP Texas Inc.	None	100
		($0.01 par value)
AEP Transmission Company, LLC (a)	None	NA

Appalachian Power Company	None	13,499,500
		(no par value)
Indiana Michigan Power Company	None	1,400,000
		(no par value)
Ohio Power Company	None	27,952,473
		(no par value)
Public Service Company of Oklahoma	None	9,013,000
		($15 par value)
Southwestern Electric Power Company	None	3,680
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

Documents Incorporated By Reference

Description	Part of Form 10-K into which Document is Incorporated

Portions of Proxy Statement of American Electric Power Company, Inc. for 2024 Annual Meeting of Shareholders.	Part III

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

AEP Credit	AEP Credit, Inc., a consolidated VIE of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP East Companies	APCo, I&M, KGPCo, KPCo, OPCo and WPCo.
AEP Energy	AEP Energy, Inc., a wholly-owned retail electric supplier for customers in Ohio, Illinois and other deregulated electricity markets throughout the United States.
AEP Energy Supply, LLC	A nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
AEP OnSite Partners	A division of AEP Energy Supply, LLC that builds, owns, operates and maintains customer solutions utilizing existing and emerging distributed technologies.
AEP Renewables	A division of AEP Energy Supply, LLC that develops and/or acquires large scale renewable projects that are backed with long-term contracts with creditworthy counter parties.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary. AEP Texas engages in the transmission and distribution of electric power to retail customers in west, central and southern Texas.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEP Wind Holdings, LLC	Acquired in April 2019 as Sempra Renewables LLC, develops, owns and operates, or holds interests in, wind generation facilities in the United States.
AEPEP	AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, hedging activities, asset management and commercial and industrial sales in deregulated markets.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a wholly-owned subsidiary of AEP Transmission Holdco, is an intermediate holding company that owns the State Transcos.
AEPTCo Parent	AEP Transmission Company, LLC, the holding company of the State Transcos within the AEPTCo consolidation.
AEPTHCo	AEP Transmission Holding Company, LLC, a subsidiary of AEP, an intermediate holding company that owns transmission operations joint ventures and AEPTCo.
AFUDC	Allowance for Equity Funds Used During Construction.
AGR	AEP Generation Resources Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
ALJ	Administrative Law Judge.
AOCI	Accumulated Other Comprehensive Income.
APCo
Appalachian Power Company, an AEP electric utility subsidiary. APCo engages in the generation, transmission and distribution of electric power to retail customers in the southwestern portion of Virginia and southern West Virginia.

Appalachian Consumer Rate Relief Funding
Appalachian Consumer Rate Relief Funding LLC, a wholly-owned subsidiary of APCo and a consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to the under-recovered ENEC deferral balance.

APTCo	AEP Appalachian Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
APSC	Arkansas Public Service Commission.
ARO	Asset Retirement Obligations.
ASU	Accounting Standards Update.
ATM	At-the-Market.
i

Term	Meaning

BHE	Berkshire Hathaway Energy.
CAA	Clean Air Act.
CCR	Coal Combustion Residual.
CLECO	Central Louisiana Electric Company, a nonaffiliated utility company.
CO2	Carbon dioxide and other greenhouse gases.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,296 MW nuclear plant owned by I&M.
COVID-19	Coronavirus 2019, a highly infectious respiratory disease. In March 2020, the World Health Organization declared COVID-19 a worldwide pandemic.
CRES provider	Competitive Retail Electric Service providers under Ohio law that target retail customers by offering alternative generation service.
CSAPR	Cross-State Air Pollution Rule.
CSPCo	Columbus Southern Power Company, a former AEP electric utility subsidiary that was merged into OPCo effective December 31, 2011.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel XIII, DCC Fuel XIV, DCC Fuel XV, DCC Fuel XVI, DCC Fuel XVII, DCC Fuel XVIII and DCC Fuel XIX consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo.
DIR	Distribution Investment Rider.
DOE	U. S. Department of Energy.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated VIE of AEP.
ELG	Effluent Limitation Guidelines.
ENEC	Expanded Net Energy Cost.
Equity Units	AEP’s Equity Units issued in August 2020 and March 2019.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.
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
I&M
Indiana Michigan Power Company, an AEP electric utility subsidiary. I&M engages in the generation, transmission and distribution of electric power to retail customers in northern and eastern Indiana and southwestern Michigan.

IMTCo	AEP Indiana Michigan Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
IRA	On August 16, 2022 President Biden signed into law legislation commonly referred to as the “Inflation Reduction Act” (IRA).
IRP	Integrated Resource Plan.

Term	Meaning

IRS	Internal Revenue Service.
ITC	Investment Tax Credit.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary. KGPCo provides electric service to retail customers in Kingsport, Tennessee and eight neighboring communities in northeastern Tennessee.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary. KPCo engages in the generation, transmission and distribution of electric power to retail customers in eastern Kentucky.
KPSC	Kentucky Public Service Commission.
KTCo	AEP Kentucky Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
kV	Kilovolt.
KWh	Kilowatt-hour.
Liberty	Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corporation.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
Maverick	Maverick, part of the North Central Wind Energy Facilities, consists of 287 MWs of wind generation in Oklahoma.
MISO	Midcontinent Independent System Operator.
Mitchell Plant	A two unit, 1,560 MW coal-fired power plant located in Moundsville, West Virginia. The plant is jointly owned by KPCo and WPCo.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
NCWF	North Central Wind Energy Facilities, a joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,484 MWs of wind generation.
NERC	North American Electric Reliability Corporation.
NMRD	New Mexico Renewable Development, LLC.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NOL	Net operating losses.
NOLC	Net operating loss carryforwards.
NOx	Nitrogen oxide.
NRC	Nuclear Regulatory Commission.
OATT	Open Access Transmission Tariff.
OCC	Corporation Commission of the State of Oklahoma.
OHTCo	AEP Ohio Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
OKTCo	AEP Oklahoma Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
OPCo	Ohio Power Company, an AEP electric utility subsidiary. OPCo engages in the transmission and distribution of electric power to retail customers in Ohio.
OPEB	Other Postretirement Benefits.
Operating Agreement
Agreement, dated January 1, 1997, as amended, by and among PSO and SWEPCo governing generating capacity allocation, energy pricing, and revenues and costs of third-party sales.  AEPSC acts as the agent.

OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.

Term	Meaning

Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PCA	Power Coordination Agreement among APCo, I&M, KPCo and WPCo.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSA	Purchase and Sale Agreement.
PSO
Public Service Company of Oklahoma, an AEP electric utility subsidiary. PSO engages in the generation, transmission and distribution of electric power to retail customers in eastern and southwestern Oklahoma.

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
SWEPCo
Southwestern Electric Power Company, an AEP electric utility subsidiary. SWEPCo engages in the generation, transmission and distribution of electric power to retail customers in northeastern and panhandle of Texas, northwestern Louisiana and western Arkansas.

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

Traverse	Traverse, part of the North Central Wind Energy Facilities, consists of 998 MWs of wind generation in Oklahoma.
Turk Plant	John W. Turk, Jr. Plant, a 650 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
UMWA	United Mine Workers of America.
UPA	Unit Power Agreement.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary. WPCo provides electric service to retail customers in northern West Virginia.
WVPSC	Public Service Commission of West Virginia.
WVTCo	AEP West Virginia Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
v

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Changes in economic conditions, electric market demand and demographic patterns in AEP service territories.
•	The economic impact of increased global trade tensions including the conflicts in Ukraine and the Middle East, and the adoption or expansion of economic sanctions or trade restrictions.
•	Inflationary or deflationary interest rate trends.
•	Volatility and disruptions in financial markets precipitated by any cause, including failure to make progress on federal budget or debt ceiling matters or instability in the banking industry; particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (i) if expected sources of capital such as proceeds from the sale of assets, subsidiaries and tax credits and anticipated securitizations do not materialize or do not materialize at the level anticipated, and (ii) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Decreased demand for electricity.
•	Weather conditions, including storms and drought conditions, and the ability to recover significant storm restoration costs.
•	Limitations or restrictions on the amounts and types of insurance available to cover losses that might arise in connection with natural disasters or operations.
•	The cost of fuel and its transportation, the creditworthiness and performance of fuel suppliers and transporters and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to transition from fossil generation and the ability to build or acquire renewable generation, transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms, including favorable tax treatment, cost caps imposed by regulators and other operational commitments to regulatory commissions and customers for renewable generation projects, and to recover all related costs.
•
The impact of pandemics and any associated disruption of AEP’s business operations due to impacts on economic or market conditions, costs of compliance with potential government regulations, electricity usage, supply chain issues, customers, service providers, vendors and suppliers.

•	New legislation, litigation or government regulation, including changes to tax laws and regulations, oversight of nuclear generation, energy commodity trading and new or heightened requirements for reduced emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	The impact of federal tax legislation on results of operations, financial condition, cash flows or credit ratings.
•	The risks before, during and after generation of electricity associated with the fuels used or the byproducts and wastes of such fuels, including coal ash and SNF.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation or regulatory proceedings or investigations.
•	The ability to efficiently manage operation and maintenance costs.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.

•	The impact of changing expectations and demands of customers, regulators, investors and stakeholders, including focus on environmental, social and governance concerns.
•	Changes in utility regulation and the allocation of costs within RTOs including ERCOT, PJM and SPP.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB, captive insurance entity and nuclear decommissioning trust and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars and military conflicts, the effects of terrorism (including increased security costs), embargoes, wildfires, cybersecurity threats and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel.

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

The member companies of AEP have contractual, financial and other business relationships with the other member companies, such as participation in AEP savings and retirement plans and tax returns, sales of electricity and transportation and handling of fuel. The member companies of AEP also obtain certain accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost from a common provider, AEPSC.

As of December 31, 2023, the subsidiaries of AEP had a total of 17,250 employees. Because it is a holding company rather than an operating company, AEP has no employees.

Information related to AEP subsidiary operating companies as of December 31, 2023 is shown in the table below:

	AEP Texas	AEPTCo	APCo	I&M	KGPCo (a)	KPCo	OPCo (b)	PSO	SWEPCo	WPCo
State of Incorporation	Delaware, 1925	Delaware, 2006	Virginia, 1926	Indiana, 1907	Virginia, 1917	Kentucky, 1919	Ohio, 1907	Oklahoma, 1913	Delaware, 1912	West Virginia, 1883
AEP Reportable Segment	Transmission and Distribution Utilities	AEP Transmission Holdco	Vertically Integrated Utilities	Vertically Integrated Utilities	Vertically Integrated Utilities	Vertically Integrated Utilities	Transmission and Distribution Utilities	Vertically Integrated Utilities	Vertically Integrated Utilities	Vertically Integrated Utilities
RTO Affiliation	ERCOT	(c)	PJM	PJM	PJM	PJM	PJM	SPP	SPP	PJM
Approximate Number of Retail Customers	1,111,000	(c)	967,000	613,000	49,000	163,000	1,527,000	578,000	548,000	41,000
Number of Employees	1,646	(c)	1,679	2,110	56	284	1,752	1,062	1,344	230
Overhead Circuit Miles of Transmission and Distribution Lines	46,673	4,188	51,558	20,584	1,405	11,210	44,519	18,156	26,233	1,722
(a)KGPCo does not own any generating facilities and purchases electric power from APCo for distribution to its customers.
(b)OPCo purchases energy and capacity at auction to serve generation service customers who have not switched to a competitive generation supplier.
(c)AEPTCo is a holding company for the State Transcos. Five State Transcos are members of PJM and two State Transcos are members of SPP. Neither AEPTCo nor its subsidiaries have any employees. Instead, AEPSC and certain AEP utility subsidiaries provide services to these entities.

Service Company Subsidiary

AEPSC is a service company subsidiary that provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to AEP subsidiaries. The executive officers of AEP and certain of the executive officers of its public utility subsidiaries are employees of AEPSC. As of December 31, 2023, AEPSC had 6,736 employees.

Principal Industries Served

The following table illustrates the principal industries and wholesale electric markets served by AEP’s public utility subsidiaries.

	AEP Texas	APCo	I&M	KGPCo	KPCo	OPCo	PSO	SWEPCo	WPCo
Principal Industries Served:
Petroleum and Coal Products Manufacturing	X				X	X	X	X
Chemical Manufacturing	X	X	X	X	X	X		X	X
Oil and Gas Extraction	X				X		X	X
Pipeline Transportation	X	X			X	X	X		X
Primary Metal Manufacturing	X	X	X			X		X	X
Data Processing (a)	X					X
Coal-Mining		X			X				X
Paper Manufacturing		X		X			X	X
Transportation Equipment			X						X
Plastics and Rubber Products			X	X		X	X
Fabricated Metals Product Manufacturing			X
Food Manufacturing								X

Supply and Market Electric Power at Wholesale to:
Other Electric Utility Companies		X	X		X		X	X	X
Rural Electric Cooperatives		X	X					X
Municipalities		X	X		X		X	X
Other Market Participants		X	X		X		X	X	X

(a)Primarily includes data centers and cryptocurrency operations.

Public Utility Subsidiaries by Jurisdiction
The following table illustrates certain regulatory information with respect to the jurisdictions in which the public utility subsidiaries of AEP operate:

Principal Jurisdiction	AEP Utility Subsidiaries Operating in that Jurisdiction	Authorized Return on Equity (a)
Arkansas	SWEPCo	9.50%

FERC	AEPTCo - PJM	10.35%	(b)
	AEPTCo - SPP	10.50%

Indiana	I&M	9.70%

Kentucky	KPCo	9.75%	(c)

Louisiana	SWEPCo	9.50%

Michigan	I&M	9.86%

Ohio	OPCo	9.70%

Oklahoma	PSO	9.30%

Tennessee	KGPCo	9.50%

Texas	AEP Texas	9.40%
	SWEPCo	9.25%	(d)

Virginia	APCo	9.50%

West Virginia	APCo	9.75%
	WPCo	9.75%

(a)Identifies the predominant current authorized ROE, and may not include other, less significant, permitted recovery.  Actual ROE varies from authorized ROE.
(b)In December 2022, the FERC issued an order removing the 50 basis point RTO incentive from OHTCo transmission formula rates effective February 2022, reducing OHTCo’s authorized ROE to 9.85%.
(c)The KPSC issued an order approving a 9.75% ROE, effective January 2024. See “2023 Kentucky Base Rate and Securitization Case” section of Note 4 for additional information.
(d)In February 2022, as part of the 2020 Texas Base Rate Case, SWEPCo filed a motion for rehearing with the PUCT alleging several errors in the final order, which included a challenge of the approved ROE. In April 2022, the PUCT denied the motion for rehearing. In May 2022, SWEPCo filed a petition for review with the Texas District Court seeking a judicial review of the several errors challenged in the PUCT’s final order. See “2020 Texas Base Rate Case” section of Note 4 for additional information.

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

FINANCING

General

AEP subsidiaries generally use short-term debt to finance working capital needs.  Short-term debt may also be used to finance acquisitions, construction and redemption or repurchase of outstanding securities until such needs can be financed with long-term debt.  In recent history, short-term funding needs have been provided for by cash from operations, AEP’s commercial paper program and term loan issuances.  Funds are made available to subsidiaries under the AEP corporate borrowing program.  Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity.  See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report for additional information.

AEP’s revolving credit agreements (which backstop the commercial paper program) include covenants and events of default typical for these types of facilities, including a maximum debt/capital test.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of its major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under the credit agreements. As of December 31, 2023, AEP was in compliance with its debt covenants.  With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the applicable agreement.  A voluntary bankruptcy or insolvency of AEP or one of its significant subsidiaries would be considered an immediate termination event.  See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report for additional information.

AEP’s subsidiaries have also utilized, and expect to continue to utilize, additional financing arrangements, such as securitization financings and leasing arrangements.

ENVIRONMENTAL AND OTHER MATTERS

General

AEP subsidiaries are currently subject to regulation by federal, state and local authorities with regard to air and water-quality control, solid and hazardous waste disposal and other environmental matters, and are subject to zoning and other regulation by local authorities.  The current and proposed environmental laws and regulations discussed below will have an impact on AEP’s operations. Management continues to monitor developments in these regulations and evaluate the economic feasibility and refine cost estimates for compliance. For additional information on the laws and regulations discussed below, see “Environmental Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report.

Clean Air Act Requirements (CAA)

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

Clean Water Act Requirements

The Federal EPA’s ELG rule for generation facilities establishes limits for FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater, which are implemented through each facility’s wastewater discharge permit. In March 2023, the Federal EPA proposed further revisions to the ELG rule which, if finalized, would establish a zero discharge standard for FGD wastewater and bottom ash transport water, and more stringent discharge limits for combustion residual leachate. Management cannot predict whether the Federal EPA will actually finalize further revisions but will continue to monitor this issue and its potential impact to operations.

Coal Ash Regulation

The Federal EPA’s CCR rule regulates the disposal and beneficial re-use of CCR, including fly ash and bottom ash created from coal-fired generating units and FGD gypsum generated at some coal-fired plants. The rule applies to active and inactive CCR landfills and surface impoundments at facilities of active electric utility or independent power producers. In May 2023, the Federal EPA proposed revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is proposing that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. The proposal establishes accelerated compliance deadlines for legacy surface impoundments to meet regulatory requirements, including a requirement to initiate closure within one year after the effective date of the final rule. The Federal EPA's proposal would require evaluations to be completed at both active facilities and inactive facilities with one or more legacy surface impoundments. If finalized, AEP may incur material, additional costs complying with the Federal EPA’s proposal, including costs to upgrade or close and replace legacy CCR surface impoundments and to conduct any required remedial actions including removal of coal ash. In addition, AEP would need to seek cost recovery through regulated rates, including proposing new regulatory mechanisms for cost recovery, for which regulatory approval cannot be assured. The proposed rule, if finalized, could have a material adverse impact on net income, cash flows and financial condition if AEP cannot ultimately recover any additional costs of compliance.

Climate Change, CO2 Regulation and Energy Policy

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

Other Environmental Issues and Matters

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes costs for environmental remediation upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites. See “The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation” section of Note 6 included in the 2023 Annual Report for additional information.

Electric Industry Transformation

The electric utility industry is in the midst of an historic transformation, driven by changing customer needs, evolving public policies, stakeholder demands, demographics, competitive offerings, technologies and commodity prices. AEP is also transforming to be more agile and customer-focused as a valued provider of energy solutions. AEP routinely submits IRPs in various regulatory jurisdictions to address future generation and capacity needs. These IRPs take into account economics, customer demand, grid reliability and resilience, regulations and RTO capacity requirements. The objective of the IRPs is to recommend future generation and capacity resources that provide the most cost-efficient and reliable power to customers. Based on the results of the IRPs, management expects emissions to continue to decline over time as AEP diversifies generating sources and operates fewer coal units. The projected decline in coal-fired generation is due to a number of factors, including the ongoing cost of operating older units, the relative cost of coal and natural gas as fuel sources, increasing environmental regulations requiring significant capital investments and changing commodity market fundamentals.

As of December 31, 2023, AEP’s generating capacity included owned and PPA capacity of approximately 23,300 MWs and 5,200 MWs, respectively. In 2023, owned and PPA coal capacity represented 42% of AEP’s generating capacity compared with 70% in 2005.

The graph below summarizes AEP’s generating capacity by resource type for the years 1999, 2005 and 2023:

80%
60%
40%
20%
0%
Capacity
66%
70%
42%
22%
19%
27%
7%
6%
8%
4%
4%
21%
1%
1%
2%
Coal
Natural Gas
Nuclear
Hydro, Wind, Solar & Storage
Energy Efficiency/ Demand Response (a)
1999
2005
2023

(a)    Energy Efficiency/Demand Response represents avoided capacity rather than physical assets.

In addition, certain states AEP subsidiaries serve have established mandatory or voluntary programs to increase the use of energy efficiency, alternative energy or renewable energy sources. Management actively monitors AEP’s compliance position and is on pace to meet the relevant requirements or benchmarks in each applicable jurisdiction.

As of December 31, 2023, AEP’s regulated utilities had long-term contracts for 2,750 MWs of wind, 80 MWs of hydro and 65 MWs of solar power. Additionally, as of December 31, 2023, AEP’s regulated utilities own and operate 1,639 MWs of wind, 816 MWs of hydro and 41 MWs of solar power.

End Use Energy Efficiency

Beginning in 2008, AEP ramped up efforts to reduce energy consumption and peak demand through the introduction of additional energy efficiency and demand response programs. These programs, commonly and collectively referred to as demand side management, were implemented in jurisdictions where appropriate cost recovery was available. Since that time, AEP operating company programs have reduced annual consumption by over 10.5 million MWhs and peak demand by approximately 3,600 MWs. Management estimates that its operating companies spent approximately $1.7 billion since 2008 to achieve these levels.

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

Corporate Governance

In response to environmental issues and in connection with its assessment of AEP’s strategic plan, the Board of Directors continually reviews the risks posed by new environmental rules and requirements that could alter the retirement date of coal-fired generation assets. The Board of Directors is informed of new environmental regulations and proposed environmental regulations or legislation that would significantly affect AEP.  In addition, the Board holds extended meetings twice a year to provide extra time for a more robust review of the Company’s strategy, including discussions about carbon and carbon risk. The Board’s Committee on Directors and Corporate Governance oversees AEP’s annual Corporate Sustainability Report, which includes information about AEP’s environmental, social, governance and financial performance. In 2023, AEP also established a Climate Change Executive Group to ensure appropriate management and accountability concerning climate-related impacts, risks and opportunities.

AEP routinely submits IRPs in various regulatory jurisdictions to address future generation and capacity needs. These IRPs take into account economics, customer demand, grid reliability and resilience, regulations and RTO capacity requirements. The objective of the IRPs is to recommend future generation and capacity resources that provide the most cost-efficient and reliable power to customers. Based on the output of the company’s IRPs, in October 2022, AEP announced new intermediate and long-term CO2 emission reduction goals. AEP adjusted its near-term CO2 emission reduction target from a 2000 baseline to a 2005 baseline, upgraded its 80% reduction by 2030 target to include full Scope 1 emissions and accelerated its net-zero goal by five years to 2045 for Scope 1 and Scope 2 emissions. AEP’s total Scope 1 GHG estimated emissions in 2023 were approximately 42.8 million metric tons, a 68% reduction according to the GHG Protocol, which excludes emission reductions that result from assets that have been sold, or a 72% reduction from AEP’s 2005 Scope 1 GHG emissions (inclusive of emission reductions that result from plants that have been sold).

AEP has made significant progress in reducing CO2 emissions from its power generation fleet and expects its emissions to continue to decline over the long-term. AEP also expects Scope 1 GHG emissions to vary annually depending on the mix of its own generation and purchased power used to serve customers. AEP’s ability to achieve these goals is dependent upon a number of factors including the ability to execute on renewable resource plans, evolving RTO requirements, constructive regulatory support, the advancement of carbon-free generation technologies, customer demand for carbon-free energy, potential tariffs, carbon policy and regulation, operational performance of renewable generation and supply chain costs and constraints, all while continuing to provide the most cost-efficient and reliable power to customers.

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

The following table shows AEP’s number of employees by subsidiary as of December 31, 2023:

Subsidiary	Number of Employees
AEPSC	6,736
AEP Texas	1,646
APCo	1,679
I&M	2,110
OPCo	1,752
PSO	1,062
SWEPCo	1,344
Other	921
Total AEP	17,250

Of AEP’s 17,250 employees, less than 0.1% are Traditionalists (born before 1946), approximately 17% are Baby Boomers (born 1946-1964), approximately 36% are Generation X (born 1965-1980), approximately 39% are Millennials (born 1981-1996) and approximately 7% are Generation Z (born after 1996).

Safety

Safety is deeply embedded in our culture and is one of AEP’s core values because we care that everyone goes home at the end of each work day. We have policies, procedures, programs, training and proactive initiatives in place to help ensure a safe mindset and work environment. Unfortunately, in 2023, we suffered three devastating losses as two employees and one contractor lost their lives. The loss of a single life is unacceptable and we are determined to learn from each event, independently, so we can take action to better protect our employees and all those who support us. These events reinforce the importance of our endless commitment to a strong safety culture and the work it takes to operate safely. We are committed to taking bold steps to fundamentally embed layers of protection in the work we do. This includes focusing our efforts to prevent serious injuries and fatalities, strengthening pre-job briefing effectiveness, learning from significant incidents, providing appropriate training and education and improving proactive safety initiatives and data analysis to identify and address potential performance gaps. One common industry safety metric utilized by AEP to track incidents is the Days Away/Restricted or Transferred (DART) rate. A DART event is an event that results in one or more lost days, one or more restricted days, or results in an employee transferring to a different job within the company. The DART rate is a mathematical calculation (number of DART events multiplied by 200,000 and divided by total YTD hours worked) that describes the number of injuries per 100 full-time employees. In 2023, AEP’s employee DART rate performance improved to 0.384 as compared to 0.424 in 2022.

Culture and Inclusion

Culture serves as the foundation for success at AEP. An engaged, collaborative, inclusive and appreciated workforce is an empowered workforce – one that is more likely to embrace change, drive continuous improvement, take ownership, and value personal and professional growth. AEP views a culture of inclusion as a core business value that creates understanding, sparks innovation and allows us to better serve our customers. We are committed to building a work culture that champions respect and belonging, that leverages our differences as a strength. Inclusion is important to ensuring that AEP has the best talent to move our company forward and achieve business objectives. Our inclusion efforts are guided by four principles:

•Establishing leadership accountability around culture and inclusion outcomes.
•Building and maintaining a workforce that generally reflects the communities we serve.
•Promoting an inclusive culture where all employees can thrive.
•Supporting the communities we serve so they will prosper.

We believe our workforce generally should reﬂect the diversity of our customers and the communities we serve so that we may better understand how to tailor our services to meet their expectations. As of December 31, 2023, women comprised approximately 20% of AEP’s total workforce. As of December 31, 2023, approximately 21% of AEP’s total workforce was represented by racially or ethnically diverse employees.

Our progress is tied to enterprise, business unit and operating company annual incentive compensation objectives, which is measured through our annual employee culture survey. 2023 marks our tenth consecutive year of formally surveying employees about their experiences with culture at AEP. In 2023, 94% of our organization participated in the survey, and we continued to improve our performance remaining in the top decile compared to Gallup’s overall company database. The culture survey provides a process for leaders to share results with their teams, facilitate discussions to improve employee engagement and take actions toward that improvement throughout the year. AEP’s Human Resources Committee of the Board reviews the culture and employee engagement results annually, providing additional oversight. In addition, the Human Resources Committee of the Board provides oversight of our compensation and human resources policies and practices, including an annual review of our culture and inclusion strategy, and compliance with equal opportunity laws. In 2023, AEP received the Gallup Exceptional Workplace Award for the fourth consecutive year. This award recognizes organizations with engaged workplace cultures.

To support a culture of inclusion, AEP launched the Culture and Inclusion Council, which consists of decision makers from across the company to help lead our culture strategy. A key focus for the council will be prioritizing our Culture & Inclusion guiding principles. In addition, AEP launched the Access to Opportunity standards to enhance female and minority representation within AEP’s leadership and conducted pay equity studies to identify and address pay variances for female and minority employees. We are also signatories of the CEO Action for Diversity and Inclusion pledge, Paradigm for Parity and several other local and industry initiatives to demonstrate our commitment to advancing a culture of inclusion within the workplace.

In addition, we’re committed to working with the communities we serve to advance equity for our employees, customers and neighbors of color. The American Electric Power Foundation created the Delivering on the Dream grant program. This five-year, $5 million initial investment supports nonprofit organizations that are working to dismantle systemic racism and injustices in our communities.

Employee Resource Groups

One of the best ways for AEP to demonstrate our commitment to a trusting and inclusive work environment is to empower employees to form and participate in Employee Resource Groups (ERG). The ERGs at AEP include Abled and Differently-Abled Partnering Together, the Black ERG, the Asian-American Employee Partnership ERG, the Hispanic Origin Latin American ERG, the Military Veteran ERG, the Native American Tribes Interacting, Observing and Networking ERG, the Pride Partnership, the Women at Work ERG and the Empowered Parents and Caregivers ERG. Encouraging engagement through one of our nine ERGs creates meaningful connections through shared experiences and learning about different cultures and lived experiences for deeper understanding and knowledge. Their strategic priorities include recruiting and retaining diverse employees, identifying and participating in community volunteerism opportunities, building cultural competency among our employees and positively impacting the business.

Training and Professional Development

At AEP, we are preparing our workforce for the future by providing opportunities to learn new skills and engaging higher education institutions to better prepare the next generation with the skills that we will need. AEP has a growing co-op and internship program for high school and college students. Our alliances with community colleges, universities and vocational and technical schools across our 11-state service territory support the development of our talent pipeline. We work with these institutions to develop academic programs that will prepare students for new jobs and career opportunities in our industry. AEP also provides a broad range of training and assistance that supports lifelong learning and transition development. This is especially important as we move closer toward a digital future that requires a more flexible, innovative and diverse workforce. AEP has robust processes to achieve this, including ongoing performance coaching, operational skills training, resources to support our commitment to environment, safety and health, job progression training, tuition assistance, and other forms of training that help employees improve their skills and become better leaders.

In 2023, AEP employees completed more than 806,000 hours of training in programs for which we track participation. In addition, AEP invested more than $2 million in employee education, supporting approximately 560 employees through our tuition reimbursement program.

Compensation and Benefits

AEP is committed to the well-being of our employees and we offer programs to foster employee financial security; physical and emotional health; and social connectedness. We provide market competitive compensation and benefits that support our employees and their families to help them thrive at home and work. We ensure the pay we offer is competitive in the marketplace by pricing many of our positions using robust compensation survey information. Nearly all AEP employees participate in an annual incentive program that rewards individual performance and achievement of business goals, which fosters a high-performance culture. AEP also offers paid time off in the form of vacation, holidays, sick time and parental leave. The company’s employee assistance plan, medical and dental coverage, life insurance and well-being program help employees and their families stay healthy and feeling their best. Additionally, AEP’s retirement programs position our employees for financial stability in retirement.

Labor Relations

Nearly one fourth of AEP’s workforce is represented by labor unions. We value the relationships we have with our union represented employees and believe in a trusting, collaborative and respectful partnership. We continuously work to strengthen these relationships to ensure we have a culture that attracts and supports employees who can adapt to the rapid changes occurring in our company and industry. Our relationship with labor unions is critical to meeting the growing expectations of our customers and adapting to the challenges of rapidly changing technologies.

BUSINESS SEGMENTS
AEP’s Reportable Segments
AEP’s primary business is the generation, transmission and distribution of electricity.  Within its Vertically Integrated Utilities segment, AEP centrally dispatches generation assets and manages its overall utility operations on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight.  Intersegment sales and transfers are generally based on underlying contractual arrangements and agreements. AEP’s reportable segments are as follows:
•Vertically Integrated Utilities
•Transmission and Distribution Utilities
•AEP Transmission Holdco
•Generation & Marketing
The remainder of AEP’s activities is presented as Corporate and Other, which is not considered a reportable segment. See Note 9 - Business Segments included in the 2023 Annual Report for additional information on AEP’s segments.
Seasonality

The consumption and delivery of electric power is generally seasonal which impacts the results of operations of AEP’s reportable segments.  In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time.  In other areas, power demand peaks during the winter.  The pattern of this fluctuation may change due to the nature and location of AEP’s facilities and the terms of power sale contracts into which AEP enters.  In addition, AEP has historically sold and delivered less power, and consequently earned less income, when weather conditions are milder. Unusually mild weather in the future could diminish AEP’s results of operations.  In Texas, unusually mild weather in the future could diminish AEP’s results of operations. Conversely, unusually extreme weather conditions could increase AEP’s results of operations.
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
ELECTRIC GENERATION
Facilities
As of December 31, 2023, AEP’s vertically integrated public utility subsidiaries owned approximately 23,000 MWs of generation.  See Item 2 – Properties for more information regarding the generation capacity of vertically integrated public utility subsidiaries.
Fuel Supply
The following table shows the owned and leased generation sources by type (including wind purchase agreements), on an actual net generation (MWhs) basis, used by the Vertically Integrated Utilities:

	2023	2022	2021
Coal and Lignite	37%	43%	50%
Nuclear	22%	21%	22%
Natural Gas	22%	19%	16%
Renewables	19%	17%	12%

An increase/decrease in one or more generation types relative to previous years reflects the addition of renewable resources, retirement of traditional fossil fuel units and price changes in one or more fuel commodity sources relative to the pricing of other fuel commodity sources. AEP’s overall 2023 fossil fuel costs for the Vertically Integrated Utilities decreased 28.3% on a dollar per MMBtu basis from 2022.

Coal and Lignite

AEP’s Vertically Integrated Utilities procure coal and lignite under a combination of purchasing arrangements including long-term contracts, affiliate operations and spot agreements with various producers, marketers and coal trading firms.  Coal and lignite consumption decreased 23.9% in 2023 (exclusive of fuel oil) from 2022 due to a combination of the retirement of the Pirkey Power Plant in March 2023 and lower generation at the coal fired power plants due to a significant decline in natural gas prices. AEP’s Vertically Integrated Utilities operations no longer use lignite as a fuel source after the retirement of the Pirkey Power Plant.

Management projects that the Vertically Integrated Utilities will be able to secure and transport coal of adequate quality and quantities to operate their coal fired units. As of December 31, 2023, through subsidiaries, AEP owns, leases or controls 3,180 railcars, 319 barges, 4 towboats and a coal handling terminal with approximately 18 million tons of annual capacity to move and store coal for use in AEP generating facilities. AEP will procure additional railcar and barge/towboat capacity as needed based on demand.

The market price for coal began 2023 elevated as compared to recent years, but declined and stabilized as the year progressed. Although the price of coal in 2023 was lower as compared to 2021 and 2022, the price of coal in 2023 is still higher than historical prices prior to 2021. Coal prices are currently projected to remain at these levels due to increased mining costs experienced over the last few years. AEP’s strategy for purchasing coal includes layering in supplies over time to help with reducing price volatility. The price impact of this process is reflected in subsequent years when the coal is delivered. The price paid for coal and lignite delivered in 2023 increased approximately 14.5% from 2022 mainly due to the increase in coal prices contracted in prior years. With the elevated prices for coal contracted in 2021 and 2022, management anticipates that delivered coal prices will continue to be higher over the next few years.

The following table shows the amount of coal and lignite delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of coal and lignite purchased by the Vertically Integrated Utilities:

	2023	2022	2021
Total coal and lignite delivered to the plants (in millions of tons)	20.9	20.4	18.2
Average cost per ton of coal and lignite delivered	$64.31	$56.16	$50.76

The coal supplies at the Vertically Integrated Utilities plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, coal consumption rates, labor issues, supplier outages and issues and weather conditions, all of which may interrupt or slow production, consumption or deliveries. As of December 31, 2023, the Vertically Integrated Utilities’ coal inventory was approximately 82 days of full load burn. Inventory levels grew significantly in 2023 due to mild weather conditions, lower demand for electric power and a decline in natural gas prices. Management expects inventory levels to remain elevated in 2024 due to many of these same factors. While inventory targets vary by plant and are changed as necessary, the current coal inventory target for the Vertically Integrated Utilities is approximately 34 days of full load burn.

Natural Gas

The Vertically Integrated Utilities consumed approximately 146 billion cubic feet of natural gas during 2023 for generating power. This represents an increase of 15.8% from 2022. Several of AEP’s natural gas-fired power plants are connected to at least two pipelines which allow greater access to competitive supplies and improve delivery reliability. From a natural gas supply perspective, the Vertically Integrated Utilities utilize daily spot market purchases, as well as longer-term arrangements including monthly baseload, forward month baseload, seasonal baseload and long-term firm purchases. From a natural gas transportation perspective, the Vertically Integrated Utilities utilize firm and interruptible transportation capacity. AEP’s natural gas supply, transportation and storage transactions are competitively bid and are based on current market prices.

The following table shows the amount of natural gas delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of natural gas purchased by the Vertically Integrated Utilities:

	2023	2022	2021
Total natural gas delivered to the plants (in billions cubic feet)	146.0	126.0	108.0
Average delivered price per MMBtu of purchased natural gas	$2.69	$6.94	$8.92

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

Nuclear Waste and Decommissioning

As the owner of the Cook Plant, I&M has a significant future financial commitment to dispose of SNF and decommission and decontaminate the plant safely.  The cost to decommission a nuclear plant is affected by NRC regulations and the SNF disposal program.  The most recent decommissioning cost study was completed in 2021.  The estimated cost of decommissioning and disposal of low-level radioactive waste for the Cook Plant was $2.2 billion in 2021 non-discounted dollars, with additional ongoing estimated costs of $7 million per year for post decommissioning storage of SNF and an eventual estimated cost of $33 million for the subsequent decommissioning of the spent fuel storage facility, also in 2021 non-discounted dollars. As of December 31, 2023 and 2022, the total decommissioning trust fund balance for the Cook Plant was approximately $3.5 billion and $3 billion, respectively. The balance of funds available to eventually decommission Cook Plant will differ based on contributions and investment returns.  The ultimate cost of retiring the Cook Plant may be materially different from estimates and funding targets as a result of the:

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

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly different than current projections.  AEP will seek recovery from customers through regulated rates if actual decommissioning costs exceed projections.  See the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies included in the 2023 Annual Report for additional information with respect to nuclear waste and decommissioning.

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

Counterparty Risk Management

The Vertically Integrated Utilities segment also sells power and enters into related energy transactions with wholesale customers and other market participants. As a result, counterparties and exchanges may require cash or cash related instruments to be deposited on transactions as margin against open positions.  As of December 31, 2023, counterparties posted approximately $36 million in cash, cash equivalents or letters of credit with AEPSC for the benefit of AEP’s public utility subsidiaries (while, as of that date, AEP’s public utility subsidiaries posted approximately $200 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report for additional information.

Certain Power Agreements

I&M

A UPA between AEGCo and I&M (the I&M Power Agreement) provides for the sale by AEGCo to I&M of all the power (and the energy associated therewith) available to AEGCo at the Rockport Plant unless it is sold to another utility. I&M is obligated, whether or not power is available from AEGCo, to pay as a demand charge for the right to receive such power (and as an energy charge for any associated energy taken by I&M) net of amounts received by AEGCo from any other sources, sufficient to enable AEGCo to pay all of its operating and other expenses, including a rate of return on the common equity of AEGCo as approved by the FERC. The UPA will continue in effect until the debt obligations of AEGCo secured by the Rockport Plant have been satisfied and discharged (currently expected to be December 2028).

In April 2021, AEGCo and I&M executed an agreement to purchase 100% of the interests in Rockport Plant, Unit 2 effective at the end of the lease term on December 7, 2022. Prior to the termination of the lease, I&M assigned 30% of the power to KPCo.  Beginning December 8, 2022, AEGCo billed 100% of its share of the Rockport Plant to I&M and ceased billing to KPCo. KPCo reached an agreement with I&M, from the end of the lease through May 2024, to buy capacity from Rockport Plant, Unit 2 through the PCA at a rate equal to PJM’s RPM clearing price. See the “Unit Power Agreements” section of Note 16 - Related Party Transactions for additional information.

OVEC

AEP and several nonaffiliated utility companies jointly own OVEC.  The aggregate equity participation of AEP in OVEC is 43.47%.  Parent owns 39.17% and OPCo owns 4.3%.  Under the Inter-Company Power Agreement (ICPA), which defines the rights of the owners and sets the power participation ratio of each, the sponsoring companies are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios.  The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%.  The ICPA terminates in June 2040.  The proceeds from charges by OVEC to sponsoring companies under the ICPA based on their power participation ratios are designed to be sufficient for OVEC to meet its operating expenses and fixed costs.  OVEC’s Board of Directors, as elected by AEP and nonaffiliated owners, has authorized environmental investments related to their ownership interests, with resulting expenses (including for related debt and interest thereon) included in charges under the ICPA. OVEC financed capital expenditures in excess of $1 billion in connection with flue gas desulfurization projects and the associated scrubber waste disposal landfills at its two generation plants through debt issuances, including tax-advantaged debt issuances.  Both OVEC generation plants are operating with the environmental controls in-service.  See Note 17 - Variable Interest Entities and Equity Method Investments for additional information.

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

The following state-by-state analysis summarizes the regulatory environment of certain major jurisdictions in which AEP’s vertically integrated public utility subsidiaries operate.  Several public utility subsidiaries operate in more than one jurisdiction.  See Note 4 - Rate Matters included in the 2023 Annual Report for more information regarding pending rate matters.

Indiana

I&M provides retail electric service in Indiana at bundled rates approved by the IURC, with rates set on a forecasted cost-of-service basis.  Indiana provides for timely fuel and purchased power cost recovery through respective fuel and purchased power recovery mechanisms.

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

West Virginia

APCo and WPCo provide retail electric service at bundled rates approved by the WVPSC, with rates set on a combined cost-of-service basis.  West Virginia generally allows for timely recovery of fuel costs, purchased power costs and transmission expenses through the ENEC which trues-up to actual expenses. See “ENEC Filings” section of Note 4 - Rate Matters included in the 2023 Annual Report for additional information. In addition to base rates and fuel cost recovery, APCo and WPCo are permitted to recover a variety of costs through surcharges.

FERC

The FERC regulates rates for interstate power sales at wholesale, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects.  The FERC regulations require AEP’s vertically integrated public utility subsidiaries to provide open access transmission service at FERC-approved rates, and AEP has approved cost-based formula transmission rates on file at the FERC.  The FERC also regulates unbundled transmission service to retail customers.  In addition, the FERC regulates the sale of power for resale in interstate commerce by: (a) approving contracts for wholesale sales to municipal and cooperative utilities at cost-based rates and (b) granting authority to public utilities to sell power at wholesale at market-based rates upon a showing that the seller lacks the ability to improperly influence market prices.  AEP’s vertically integrated public utility subsidiaries have market-based rate authority from the FERC, under which much of their wholesale marketing activity takes place.  The FERC requires each public utility that owns or controls interstate transmission facilities, directly or through an RTO, to file an open access network and point-to-point transmission tariff that offers services comparable to the utility’s own uses of its transmission system.  The FERC also requires all transmitting utilities, directly or through an RTO, to establish an Open Access Same-time Information System, which electronically posts transmission information such as available capacity and prices, and requires utilities to comply with Standards of Conduct that prohibit utilities’ transmission employees from providing non-public transmission information to the utility’s marketing employees. Additionally, the vertically integrated public utility subsidiaries are subject to mandatory reliability standards promulgated by the NERC, with the approval of the FERC, which standards protect the nation’s bulk power system against potential disruptions from cyber and physical security breaches.

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

REGULATION

OPCo provides distribution and transmission services to retail customers within its service territory at cost-based rates approved by the PUCO or by the FERC.  AEP Texas sets its rates through a combination of base rate cases and interim Transmission Cost of Services (TCOS) and Distribution Cost Recovery Factor (DCRF) filings.  AEP Texas may file interim TCOS and DCRF filings semi-annually to update its rates to reflect changes in its net invested capital. Transmission and distribution rates are established on a cost-of-service basis, which is designed to allow a utility an opportunity to recover its cost of providing service and to earn a reasonable return on its investment used in providing that service.  The cost-of-service generally reflects operating expenses, including operation and maintenance expense, depreciation expense and taxes.  Utility commissions periodically adjust rates pursuant to a review of: (a) a utility’s adjusted revenues and expenses during a defined test period and (b) such utility’s level of investment.

FERC

The FERC regulates rates for transmission of electric power, accounting and other matters.  The FERC regulations require AEP to provide open access transmission service at FERC-approved rates, and it has approved cost-based formula transmission rates on file at the FERC.  The FERC also regulates unbundled transmission service to retail customers.  The FERC requires each public utility that owns or controls interstate transmission facilities to, directly or through an RTO, file an open access network and point-to-point transmission tariff that offers services comparable to the utility’s own uses of its transmission system.  The FERC also requires all transmitting utilities, directly or through an RTO, to establish an Open Access Same-time Information System, which electronically posts transmission information such as available capacity and prices, and requires utilities to comply with Standards of Conduct that prohibit utilities’ transmission employees from providing non-public transmission information to the utility’s marketing employees. In addition, both the FERC and state regulators are permitted to review the books and records of any company within a holding company system. Additionally, the transmission and distribution utility subsidiaries are subject to mandatory reliability standards as set forth by the NERC, with the approval of the FERC, which standards protect the nation’s bulk power system against potential disruptions from cyber and physical security breaches.

AEP TRANSMISSION HOLDCO

GENERAL

AEPTHCo is a holding company for (a) AEPTCo, which is the direct holding company for the State Transcos and (b) AEP’s Transmission Joint Ventures.

AEPTCo

AEPTCo wholly owns the State Transcos which are independent of, but respectively overlay, the following AEP electric utility operating companies: APCo, I&M, KPCo, OPCo, PSO, SWEPCo and WPCo. The State Transcos develop, own, operate and maintain their respective transmission assets. Individual State Transcos (a) have obtained the approvals necessary to operate in Indiana, Kentucky, Michigan, Ohio, Oklahoma and West Virginia, subject to any applicable siting requirements, (b) are authorized to submit projects for commission approval in Virginia and (c) have been granted consent to enter into a joint license agreement that will support investment in Tennessee. Assets of the State Transcos interconnect to transmission facilities owned by the aforementioned operating companies and nonaffiliated transmission owners within the footprints of PJM, MISO and SPP. APTCo, IMTCo, KTCo, OHTCo and WVTCo are located within PJM. IMTCo also owns portions of the Greentown station assets located in MISO. OKTCo and SWTCo are located within SPP. SWTCo does not currently own or operate transmission assets.

The State Transcos own, operate, maintain and invest in transmission infrastructure in order to maintain and enhance system integrity and grid reliability, grid security, safety, reduce transmission constraints and facilitate interconnections of new generating resources and new wholesale customers, as well as enhance competitive wholesale electricity markets. A key part of AEP’s business is replacing and upgrading transmission facilities, assets and components of the existing AEP System as needed to maintain reliability. As of December 31, 2023, the State Transcos had $14.2 billion of transmission and other assets in-service, excluding CWIP, with plans to construct approximately $3.4 billion of additional transmission assets through 2026.

AEPTHCO JOINT VENTURE INITIATIVES

AEP has established joint ventures with non-affiliated electric utility companies for the purpose of developing, building and owning transmission assets that seek to improve reliability and market efficiency and provide transmission access to remote generation sources in North America (Transmission Joint Ventures). The Transmission Joint Ventures currently include:

Joint Venture Name	Location	Projected or Actual Completion Date	Owners (Ownership %)	Total Estimated/Actual Project Costs at Completion		Approved Return on Equity
				(in millions)
ETT	Texas	(a)	BHE (50%)	$5,000.0	(a)	9.6%
	(ERCOT)		AEP (50%)

Prairie Wind	Kansas	2014	Evergy, Inc. (50%)	158.0		12.8%
			BHE (25%)
			AEP (25%)

Pioneer	Indiana	2018	Duke Energy (50%)	191.0		10.52%	(b)
			AEP (50%)

Transource	Missouri	2016	Evergy, Inc. (13.5%) (d)	310.1		11.1%	(c)
Missouri			AEP (86.5%) (d)

Transource	West	2019	Evergy, Inc. (13.5%) (d)	84.3		10.5%
West Virginia	Virginia		AEP (86.5%) (d)

Transource	Maryland	2027	Evergy, Inc. (13.5%) (d)	27.6	(e)	10.4%
Maryland			AEP (86.5%) (d)

Transource	Pennsylvania	2027	Evergy, Inc. (13.5%) (d)	243.6	(e)	10.4%
Pennsylvania			AEP (86.5%) (d)

Transource	Oklahoma	2026	Evergy, Inc. (13.5%) (d)	127.9	(f)	10.3%
Oklahoma			AEP (86.5%) (d)

Transource	Pennsylvania	2027	Evergy, Inc. (13.5%) (d)	104.1	(g)	10.4%
Energy			AEP (86.5%) (d)

(a)ETT is undertaking multiple projects and the completion dates will vary for those projects. ETT’s investment in completed and active projects in ERCOT is expected to be $5.0 billion by 2030.  Future projects will be evaluated on a case-by-case basis.
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
(g)In October 2022, Transource Energy’s North Delta A proposal was awarded by the New Jersey Board of Public Utilities. In December 2023, the North Delta project was expanded with additional scope and approved by the PJM Board of Managers. The project is expected to go in-service in 2027. The project was originally expected to go in-service in 2029.

In April 2023, AEP initiated a strategic evaluation for its ownership in Pioneer Transmission, LLC, Prairie Wind Transmission, LLC and Transource Energy. In July 2023, AEP made a decision to initiate a sales process for its investment in Pioneer Transmission, LLC and Prairie Wind Transmission, LLC. In February 2024, AEP management determined it would retain its ownership of its investment in Pioneer Transmission, LLC and Prairie Wind Transmission, LLC.

As of December 31, 2023, the net book value of Transource Energy was $289 million inclusive of $39 million related to noncontrolling interest on AEP’s balance sheet. AEP management recently completed its strategic review and determined it would retain this business due to its fit within the goals and objectives of AEP and its overall leadership role in the U.S. electric transmission space.

Transource Energy, and its subsidiaries Transource Missouri, Transource West Virginia, Transource Maryland, Transource Pennsylvania and Transource Oklahoma are consolidated joint ventures by AEP.  All other joint ventures in the table above are not consolidated by AEP. AEP’s joint ventures do not have employees.  Business services for the joint ventures are provided by AEPSC and other AEP subsidiaries and the joint venture partners. In 2023, approximately 494 AEPSC employees and 317 operating company employees provided service to one or more joint ventures.

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

The FERC-approved formula rates establish the annual transmission revenue requirement (ATRR) and transmission service rates for transmission owners in annual rate base filings with the FERC.  The formula rates establish rates for a one-year period based on the current projects in-service and proposed projects for a defined timeframe.  The formula rates also include a true-up calculation for the previous year’s billings, allowing for over/under-recovery of the transmission owner’s ATRR.  PJM and SPP pay the transmission owners their ATRR for use of their facilities and bill transmission customers taking service under the PJM and SPP OATTs, based on the terms and conditions in the respective OATT for the service taken. Additionally, the State Transcos are subject to mandatory reliability standards promulgated by the NERC, with the approval of the FERC, which standards protect the nation’s bulk power system against potential disruptions from cyber and physical security breaches. Management monitors pending matters before the FERC, including inquiries and challenges related to ROEs and transmission formula rates, that have the potential to reduce AEP’s future transmission formula rates and/or the transmission ROE methodology.

In the annual rate base filings described above, the State Transcos in aggregate filed rate base totals of $10.7 billion, $9.9 billion and $8.4 billion for 2023, 2022 and 2021, respectively.  The total filed transmission revenue requirements, including prior year over/under-recovery of revenue and associated carrying charges were $1.8 billion, $1.7 billion and $1.4 billion for 2023, 2022 and 2021, respectively.

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

AEP Energy Supply, LLC is a holding company with several divisions, including AEP Energy, AEP OnSite Partners, AEPEP and AGR. AEP Energy Supply, LLC also included AEP Renewables prior to its sale in August 2023. For more information on the sale of AEP Renewables, see the “Contracted Renewable Generation Facilities” section of Management’s Discussion and Analysis.

AEP OnSite Partners works directly with wholesale and large retail customers to provide tailored solutions to reduce their energy costs based upon market knowledge, innovative applications of technology and deal structuring capabilities.  AEP OnSite Partners targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions that create value for customers.  AEP OnSite Partners pursues and develops behind the meter projects with creditworthy customers.  As of December 31, 2023, AEP OnSite Partners owned projects located in 22 states, including approximately 195 MWs of installed solar capacity, and approximately 4 MWs of solar projects under construction.

AEP Energy is a retail energy supplier and energy management business that supplies electricity and/or natural gas to residential, commercial and industrial customers.  AEP Energy provides various energy solutions in Illinois, Pennsylvania, Delaware, Maryland, New Jersey, Ohio and Washington, D.C.  AEP Energy had approximately 929,000 customer accounts as of December 31, 2023.

In April 2023, AEP announced the initiation of a sales process for its ownership in AEP Onsite Partners and AEP Energy. The timing of the completion of the sales process is dependent upon a number of factors, but AEP is targeting the completion of the sales process in the first half of 2024. For more information, see the “2023 Significant Developments and Transactions” section of Management’s Discussion and Analysis.

AEP Energy Partners enters into short-term and long-term transactions to buy or sell capacity, energy and ancillary services in ERCOT, SPP, MISO and PJM.  In addition, AEP Energy Partners sells power into the market and engages in power, natural gas and emissions allowances risk management and trading activities.  These activities primarily involve the purchase-and-sale of electricity (and to a lesser extent, natural gas and emissions allowances) under forward contracts at fixed and variable prices.  These contracts include physical transactions, exchange-traded futures, and to a lesser extent, OTC swaps and options.  The majority of forward contracts are typically settled by entering into offsetting contracts.  These transactions are executed with numerous counterparties or on exchanges.

The Generation & Marketing segment also includes AGR which holds the rights to Cardinal Plant Unit 1’s power and capacity through 2028 through a PPA with a nonaffiliated electric cooperative.

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

Changes in regulatory policies and advances in newer technologies for batteries or energy storage, fuel cells, microturbines, wind turbines and photovoltaic solar cells are reducing costs of new technology to levels that are making them competitive with some central station electricity production.  The ability to maintain relatively low cost, efficient and reliable operations and to provide cost-effective programs and services to customers are significant determinants of AEP Onsite Partner’s competitiveness. The costs of photovoltaic solar cells in particular have continued to become increasingly competitive.

AEP Energy provides competitive electricity and natural gas in deregulated retail energy markets in six states and Washington, D.C. Each such retail choice jurisdiction establishes its own laws and regulations governing its competitive market, and public utility commission communications and utility default service pricing can affect customer participation in retail competition. Sustained low natural gas and power prices, low market volatility and maturing competitive environments can adversely affect this business.

Counterparty Risk Management

Counterparties and exchanges may require cash or cash related instruments to be deposited on these transactions as margin against open positions.  As of December 31, 2023, counterparties posted approximately $117 million in cash, cash equivalents or letters of credit with AEP for the benefit of AEP’s Generation & Marketing segment subsidiaries (while, as of that date, AEP’s Generation & Marketing segment subsidiaries posted approximately $155 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report for additional information.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following persons are executive officers of AEP.  Their ages are given as of February 26, 2024.  The officers are appointed annually for a one-year term by the board of directors of AEP.

Benjamin G.S. Folke, III
Interim Chief Executive Officer and President
Age 65
Interim Chief Executive Officer and President since February 2024. Director since February 2022. Chairman of the board of directors of Xcel Energy Inc. from August 2011 to December 2021. Chief Executive Officer of Xcel Energy Inc. from August 2011 to August 2021. President of Xcel from August 2011 to March 2020. Chief Executive Officer of Xcel’s utility subsidiaries Northern States Power Company, Public Service Company of Colorado and Southwestern Public Service Co. from January 2015 to August 2021.

Christian T. Beam
Executive Vice President - Energy Services
Age 55
Executive Vice President - Energy Services since September 2022. President and Chief Operating Officer of APCo from January 2017 to September 2022. Vice President, Projects Controls & Construction from January 2013 to December 2016.

David M. Feinberg
Executive Vice President, General Counsel and Secretary
Age 54
Executive Vice President since January 2013. General Counsel and Secretary since January 2012.

Greg B. Hall
Executive Vice President and Chief Commercial Officer
Age 51
Executive Vice President and Chief Commercial Officer since September 2022. Executive Vice President - Energy Supply from July 2021 to September 2022. President and Chief Operating Officer of AEP Energy Supply LLC since July 2021. President of AEP Energy, Inc. since May 2017.

Therace M. Risch
Executive Vice President and Chief Information & Technology Officer
Age 50
Executive Vice President since July 2021. Chief Information & Technology Officer since May 2020. Senior Vice President from April 2020 to July 2021. Executive Vice President, Chief Information Officer of JCPenney from December 2015 to May 2020.

Peggy I. Simmons
Executive Vice President - Utilities
Age 46
Executive Vice President - Utilities since September 2022. President and Chief Operating Officer of PSO from September 2018 to September 2022.

Antonio P. Smyth
Executive Vice President - Grid Solutions & Government Affairs
Age 47
Executive Vice President - Grid Solutions & Government Affairs since April 2023. Senior Vice President - Grid Solutions from January 2021 to April 2023. Senior Vice President - Transmission Ventures, Strategy & Policy from October 2018 to December 2020.

Phillip R. Ulrich
Executive Vice President and Chief Human Resources Officer
Age 53
Executive Vice President since January 2023. Chief Human Resources Officer since August 2021. Senior Vice President from August 2021 to December 2022. Chief Human Resources Officer of Flex, LTD from May 2019 to July 2021. Senior Vice President, Human Resources, Electrical Sector of Eaton from August 2016 to May 2019.

Charles E. Zebula
Executive Vice President - Chief Financial Officer
Age 63
Executive Vice President and Chief Financial Officer since September 2023. Executive Vice President - Portfolio Optimization from July 2021 to September 2023. Executive Vice President - Energy Supply from January 2013 to July 2021.

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

In addition, regulators have initiated and may initiate additional proceedings to investigate the prudence of costs in the AEP regulated utility businesses and in base rates and examine, among other things, the reasonableness or prudence of operation and maintenance practices, level of expenditures (including storm costs and costs associated with capital projects), allowed rates of return and rate base, proposed resource acquisitions, and previously incurred capital expenditures that the regulated utility businesses seek to place in rates. The regulators may disallow costs subject to their jurisdiction found not to have been prudently incurred or found not to have been incurred in compliance with applicable tariffs, creating some risk to the ultimate recovery of those costs. Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates. Traditional base rate proceedings, as opposed to formula rate plans, generally have long timelines, are primarily based on historical costs, and may or may not be limited in scope or duration by statute. The length of these base rate proceedings can cause the regulated utility businesses to experience regulatory lag in recovering costs through rates, such that they may not fully recover all costs during the rate effective period and may, therefore, earn less than their allowed returns. Decisions are typically subject to appeal, further exacerbating the regulatory lag and leading to additional uncertainty associated with rate case proceedings.

The AEP regulated utility businesses have large customer and stakeholder bases and, as a result, could be the subject of public criticism or adverse publicity focused on issues including the operation and maintenance of their assets and infrastructure, their preparedness for major storms or other extreme weather events and/or the time it takes to restore service after such events, or the quality of their service or the reasonableness of the cost of their service. Criticism or adverse publicity of this nature could render legislatures and other governing bodies, public service commissions and other regulatory authorities, and government officials less likely to view the applicable operating company in a favorable light and could potentially negatively affect legislative or regulatory processes or outcomes, as well as lead to increased regulatory oversight or more stringent legislative or regulatory requirements or other legislation or regulatory actions that adversely affect the regulated utility businesses.

The regulated utility businesses, and the energy industry as a whole, have experienced a period of rising costs and investments and an upward trend in spending, especially with respect to infrastructure investments, which is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms, all of which could face resistance from customers and other stakeholders especially in a rising cost environment, whether due to inflation or high fuel prices or otherwise, and/or in periods of economic decline or hardship. Significant increases in costs could increase financing needs and otherwise adversely affect AEP’s business, financial position, results of operation, or cash flows. See Note 4 – Rate Matters included in the 2023 Annual Report for additional information.

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

Changes in technology and regulatory policies may lower the value of electric utility facilities and franchises. (Applies to all Registrants)

AEP primarily generates electricity at large central facilities and delivers that electricity to customers over its transmission and distribution facilities to customers usually situated within an exclusive franchise. This method results in economies of scale and generally lower costs than newer technologies such as fuel cells and microturbines, and distributed generation using either new or existing technology.  Other technologies, such as light emitting diodes (LEDs), increase the efficiency of electricity and, as a result, lower the demand for it.   Changes in regulatory policies and advances in batteries or energy storage, wind turbines, small modular reactors and photovoltaic solar cells are reducing costs of new technology to levels that are making them competitive with some central station electricity production and delivery.  These developments can challenge AEP’s competitive ability to maintain relatively low cost, efficient and reliable operations, to establish fair regulatory mechanisms and to provide cost-effective programs and services to customers.  Further, in the event that alternative generation resources are mandated, subsidized or encouraged through legislation or regulation or otherwise are economically competitive and added to the available generation supply, such resources could displace a higher marginal cost generating units, which could reduce the price at which market participants sell their electricity.

AEP may not recover costs incurred to begin construction on projects that are canceled. (Applies to all Registrants)

AEP’s business plan for the construction of new projects, including providing service to new large load customers, involves a number of risks, including incomplete or inaccurate forecasting, planning and procurement, construction delays, non-performance by equipment and other third-party suppliers and increases in equipment and labor costs.  To limit the risks of these construction projects, AEP’s subsidiaries enter into interconnection and service agreements, equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals, cost recovery and/or siting or environmental permits.  If any of these projects are canceled for any reason, including shifts in large customer needs, preferences or financial stability, failure to receive necessary regulatory approvals, cost recovery and/or siting or environmental permits, significant unrecoverable costs or cancellation penalties under the equipment purchase orders and construction contracts could occur.  In addition, if any construction work or investments have been recorded as an asset, an impairment may need to be recorded in the event the project is canceled.

AEP is exposed to nuclear generation risk. (Applies to AEP and I&M)

I&M owns the Cook Plant, which consists of two nuclear generating units for a rated capacity of 2,296 MWs, or about a tenth of the regulated generating capacity in the AEP System as of December 31, 2023.  AEP and I&M are, therefore, subject to the risks of nuclear generation, which include the following:

•The potential harmful effects on the environment and human health due to an adverse incident/event resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials such as SNF.
•Limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations.
•Uncertainties with respect to contingencies and assessment amounts triggered by a loss event (federal law requires owners of nuclear units to purchase the maximum available amount of nuclear liability insurance unless the NRC specifies a lesser amount and potentially contribute to the coverage for losses of others).
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

A substantial portion of the receivables of AEP Texas is concentrated in a small number of REPs, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations. (Applies to AEP and AEP Texas)

AEP Texas collects receivables from the distribution of electricity from REPs that supply the electricity it distributes to its customers. As of December 31, 2023, AEP Texas did business with approximately 124 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for these services or could cause them to delay such payments. AEP Texas depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable PUCT regulations significantly limit the extent to which AEP Texas can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and AEP Texas thus remains at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. In 2023, AEP Texas’ two largest REPs accounted for 41% of its operating revenue. Any delay or default in payment by REPs could adversely affect cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments AEP Texas had received from such REP.

Ohio House Bill 6 (HB 6), which provides for beneficial cost recovery for OPCo and for plants owned by OVEC, has come under public scrutiny. (Applies to AEP and OPCo)

In 2019, Ohio adopted and implemented HB 6 which benefits OPCo by authorizing rate recovery for certain costs including renewable energy contracts, OVEC’s coal-fired generating units and energy efficiency measures. AEP and OPCo engaged in lobbying efforts and provided testimony during the legislative process in connection with HB 6. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of an Ohio legislator and associates and Generation Now, an entity registered as a 501(c)(4) social welfare organization, in connection with an alleged racketeering conspiracy involving the adoption of HB 6. Certain defendants in that case had previously plead guilty and, in March 2023, a federal jury convicted the Ohio legislator and another individual of participating in the racketeering conspiracy. If certain provisions of HB 6 were to be eliminated, it is unclear whether new legislation addressing similar issues would be adopted. To the extent that OPCo is unable to recover the costs currently authorized by HB 6, it could reduce future net income and cash flows and impact financial condition. In addition, the impact of continued public scrutiny of HB 6 is not known and may have an adverse impact on AEP and OPCo, including their relationship with regulatory and legislative authorities, customers and other stakeholders. AEP is a defendant in current litigation relating to HB 6 and AEP or OPCo may be involved in future litigation.

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
•Labor disputes.
•Compliance with mandatory reliability standards, including mandatory cybersecurity standards.
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
•Catastrophic events such as fires, earthquakes, explosions, hurricanes, tornadoes, ice storms, terrorism (including cyber-terrorism), floods or other similar occurrences.
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

AEP and its third-party vendors have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to their technology systems and confidential data or to attempts to disrupt utility and related business operations. While there have been immaterial incidents of phishing, unauthorized access to technology systems, financial fraud, and disruption of remote access across the AEP subsidiaries, there has been no material impact on business or operations from these attacks to date. Similarly, some of AEP’s third-party vendors have experienced cybersecurity incidents, though such incidents have not, to AEP’s knowledge, resulted in a material impact to AEP to date. However, AEP cannot guarantee that security efforts will detect or prevent future breaches, operational incidents, or other breakdowns of technology systems and network infrastructure and cannot provide any assurance that such incidents will not have a material adverse effect in the future. While AEP maintains insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damages experienced. Also, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events is evolving as the industry matures.

AEP is subject to standards enacted by the North American Electric Reliability Corporation and enforced by FERC regarding protection of critical infrastructure assets required for operating North America's bulk electric system. While AEP believes it is in compliance with such standards and regulations, AEP has been, and may in the future be, found to be in violation of such standards and regulations. To date, such violations have not resulted in material financial penalties; however, management can give no assurance that compliance efforts will not result in material penalties in the future. In addition, compliance with or changes in the applicable standards and regulations may subject AEP to higher operating costs and/or increased capital expenditures as well as substantial fines for non-compliance.

The failure of AEP or third-party vendor information technology systems, or the failure to enhance existing information technology systems and implement new technology, could adversely affect AEP. (Applies to all Registrants)

AEP’s operations are dependent upon the proper functioning of its internal systems, including the information technology systems that support our underlying business processes. Any significant failure or malfunction of such information technology systems may result in disruptions of our operations. In the ordinary course of business, we rely on information technology systems, including the internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) proprietary business information, (iii) personally identifiable information of our customers, employees, retirees and shareholders and (iv) data with respect to invoicing and the collection of payments, accounting, procurement, and supply chain activities. Our information technology systems are dependent upon global communications and cloud service providers, as well as their respective vendors, many of whom have at some point experienced significant system failures and outages in the past and may experience such failures and outages in the future. These providers’ systems are susceptible to cybersecurity and data breaches, outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Failure to prevent or mitigate data loss from system failures or outages could materially affect AEP’s results of operations, financial position and cash flows.

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

If AEP is unable to access capital markets or insurance markets on reasonable terms, it could reduce future net income and cash flows and negatively impact financial condition. (Applies to all Registrants)

AEP relies on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows or proceeds from the strategic sale of assets and investments, including subsidiaries or portions thereof, and insurance markets to assist in managing its risk and liability profile. Volatility, increased interest rates and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness. In addition, AEP has exposure to international banks, including those in Europe, Canada, and Asia. Disruptions in these markets could reduce or restrict the AEP’s ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of December 31, 2023, approximately 10%, 17%, and 16% of the Registrants’ available credit facilities were with European, Canadian, and Asian banks, respectively.

Certain sources of insurance and debt and equity capital have expressed increasing unwillingness to procure insurance for or to invest in companies, such as AEP, that rely on fossil fuels. The public holds diverse and often conflicting views on the use of fossil fuels. AEP has multiple stakeholders, including our shareholders, customers, associates, federal and state regulatory authorities, and the communities in which AEP operates, and these stakeholders will often have differing priorities and expectations regarding issues related to the use of fossil fuels. Any adverse publicity in connection with AEP’s use of fossil fuels could curtail availability from certain sources of capital. If sources of capital for AEP are reduced and/or expected sale proceeds do not become available, capital costs could increase materially. Restricted access to capital or insurance markets and/or increased borrowing costs or insurance premiums could reduce future net income and cash flows and negatively impact financial condition. If AEP is not able to access debt or equity at competitive rates or at all, the ability to finance its operations and implement its strategy and business plan as scheduled could be adversely affected. An inability to access debt and equity may limit AEP’s ability to pursue improvements or acquisitions that it may otherwise rely on for future growth.

Our financial position may be adversely impacted if announced dispositions do not occur as planned or if assets under strategic evaluation lose value. (Applies to AEP)

In April 2023, AEP initiated a sales process for its ownership in AEP Energy and AEP Onsite Partners. AEP Onsite Partners also owns a 50% interest in NM Renewable Development, LLC, (NMRD). Separate from the remainder of AEP Onsite Partners, AEP and the joint owner have signed an agreement in December 2023 to sell NMRD to a non-affiliated third-party.

Any planned sale of assets and investments, including subsidiaries, may not occur for any number of reasons beyond our control, including regulatory approval. If AEP is unable to recover the net book value or carrying value of these assets as part of the sale process, it could reduce future net income and impact financial condition.

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

Downgrades in AEP’s credit ratings could negatively affect its ability to access capital. (Applies to all Registrants)

The credit ratings agencies periodically review AEP’s capital structure and the quality and stability of earnings and cash flows.  Any negative ratings actions could constrain the capital available to AEP and could limit access to funding for operations.  AEP’s business is capital intensive, and AEP is dependent upon the ability to access capital at rates and on terms management determines to be attractive.  If AEP’s ability to access capital becomes significantly constrained, AEP’s interest costs will likely increase and that could reduce future net income and cash flows and negatively impact financial condition.

AEP and AEPTCo have no income or cash flow apart from dividends paid or other payments due from their subsidiaries. (Applies to AEP and AEPTCo)

AEP and AEPTCo are holding companies and have no operations of their own.  Their ability to meet their financial obligations associated with their indebtedness and to pay dividends is primarily dependent on the earnings and cash flows of their operating subsidiaries, primarily their regulated utilities, and the ability of their subsidiaries to pay dividends to them or repay loans from them.  Their subsidiaries are separate and distinct legal entities that have no obligation (apart from loans from AEP or AEPTCo) to provide them with funds for their payment obligations, whether by dividends, distributions or other payments.  Payments to AEP or AEPTCo by their subsidiaries are also contingent upon their earnings and business considerations.  AEP and AEPTCo indebtedness and dividends are structurally subordinated to all subsidiary indebtedness.

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

Supply chain disruptions and inflation could negatively impact our operations and corporate strategy. (Applies to all Registrants)

AEP’s operations and business plans depend on the global supply chain to procure the equipment, materials and other resources necessary to build and provide services in a safe and reliable manner. The delivery of components, materials, equipment and other resources that are critical to AEP’s business operations and corporate strategy has been restricted by domestic and global supply chain upheaval. This has resulted in the shortage of critical items. International tensions, including the ramifications of regional conflict, could further exacerbate the global supply chain upheaval. These disruptions and shortages could adversely impact business operations and corporate strategy. The constraints in the supply chain could restrict the availability and delay the construction, maintenance or repair of items that are needed to support normal operations or are required to execute on AEP’s corporate strategy for continued capital investment in utility equipment and impact AEP’s strategy to transition its generation fleet. These disruptions and constraints could reduce future net income and cash flows and possibly harm AEP’s financial condition.

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

Severe weather and weather-related events impact AEP’s service territories, primarily when thunderstorms, tornadoes, hurricanes, fires, floods and snow or ice storms occur.  To the extent the frequency and intensity of extreme weather events and storms increase, AEP’s cost of providing service will increase, including the costs and the availability of procuring insurance related to such impacts, and these costs may not be recoverable.  Changes in wind patterns or in precipitation resulting in droughts, water shortages or floods could adversely affect operations, principally wind generation facilities for changes in wind patterns and the fossil fuel generating units for changes in precipitation. A change in wind patterns or a negative impact to water supplies due to long-term drought conditions or severe flooding could adversely impact AEP’s ability to provide electricity to customers, as well as increase the price they pay for energy.  AEP may not recover all costs related to mitigating these physical and financial risks.

To the extent climate change impacts a region’s economic health, it may also impact revenues.  AEP’s financial performance is tied to the health of the regional economies AEP serves.  The price of energy, as a factor in a region’s cost of living as well as an important input into the cost of goods and services, has an impact on the economic health of the communities within AEP’s service territories. Climate change may impact the economy, which could impact our sales and revenues. The cost of additional regulatory requirements, such as regulation of carbon dioxide emissions, could impact the availability of goods and prices charged by AEP’s suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and carbon dioxide emissions as a financial risk, this could negatively affect AEP’s ability to access capital markets or cause AEP to receive less than ideal terms and conditions in capital markets.

The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to AEP’s workforce and the general public. (Applies to all Registrants)

Electricity poses hazards for AEP’s workforce and the general public in the event that either comes in contact with electrical current or equipment, including through energized downed power lines or through equipment malfunctions. In addition, the risks associated with the operation of transmission and distribution assets and power generation and storage facilities include public and workforce safety issues and the risk of utility assets causing or contributing to wildfires. Deaths, injuries and property damage caused by such events can subject AEP to liability that, despite the existence of insurance coverage, can be significant. In addition, AEP may be held responsible for the actions of its contractors. No assurance can be given that future losses will not exceed the limits of AEP’s or its contractors’ insurance coverage.

Management cannot predict the outcome of the legal proceedings relating to AEP’s business activities. (Applies to all Registrants)

AEP is involved in legal proceedings, claims and litigation arising out of its business operations, the most significant of which are summarized in Note 6 - Commitments, Guarantees and Contingencies included in the 2023 Annual Report.  Adverse outcomes in these proceedings could require significant expenditures that could reduce future net income and cash flows and negatively impact financial condition.

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

Management is unable to predict the course, results or impact, if any, of current or future litigation or investigations relating to the severe winter weather in Texas in February 2021. (Applies to AEP and AEP Texas)

As a result of the February 2021 severe winter weather in Texas which caused a shortage of electric generation, ERCOT instructed AEP Texas and other Texas electric utilities to initiate power outages to avoid a sustained large-scale outage and prevent long-term damage to the electric system. At its peak, approximately 468,000 (44%) AEP Texas customers were without power. In February 2021, AEP Texas received a Civil Investigative Demand from the Office of the Attorney General of Texas requesting, among other data, information about its communications to and from ERCOT, PUCT, retail electric providers, utilities, or power generation companies, concerning power outages related to the February 2021 winter storm. The company responded to the Civil Investigative Demand in March 2021.

AEP Parent and AEP Texas are named in approximately 100 lawsuits alleging multiple claims of wrongful death, personal injury, property damage and other injuries and damages. Certain wind farms formerly owned by AEP have also been named as defendants in up to approximately 125 lawsuits, along with other Texas energy companies and transmission and distribution utilities. Most of the lawsuits contain hundreds of plaintiffs and one of the suits is a purported class action on behalf of all customers in ERCOT. The complaints seek monetary damages among other forms of relief.

The litigation has been consolidated into a multi-district litigation (MDL) proceeding in Texas state court. The judge overseeing the MDL issued an initial case management order and stayed all proceedings and discovery. Management is unable to predict the course or outcome of these or any future litigation or investigations or their impact, if any, on future results of operations, financial condition and cash flows.

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

AEPTCo depends on AEP affiliates for a substantial portion of its revenues. (Applies to AEPTCo)

AEPTCo’s principal transmission service customers are AEP affiliates. Management expects that these affiliates will continue to be AEPTCo’s principal transmission service customers for the foreseeable future. For the year ended December 31, 2023, AEP affiliates were responsible for approximately 79% of the consolidated transmission revenues of AEPTCo.

Most of the real property rights on which the assets of AEPTCo are situated result from affiliate license agreements and are dependent on the terms of the underlying easements and other rights of its affiliates. (Applies to AEPTCo)

AEPTCo does not hold title to the majority of real property on which its electric transmission assets are located. Instead, under the provisions of certain affiliate contracts, it is permitted to occupy and maintain its facilities upon real property held by the respective AEP subsidiary utility affiliate that overlay its operations. The ability of AEPTCo to continue to occupy such real property is dependent upon the terms of such affiliate contracts and upon the underlying real property rights of these utility affiliates, which may be encumbered by easements, mineral rights and other similar encumbrances that may affect the use of such real property. AEP can give no assurance that (a) the relevant AEP subsidiary utility affiliates will continue to be affiliates of AEPTCo, (b) suitable replacement arrangements can be obtained in the event that the relevant AEP subsidiary utility affiliates are not its affiliates and (c) the underlying easements and other rights are sufficient to permit AEPTCo to operate its assets in a manner free from interruption.

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

RISKS RELATED TO OWNING AND OPERATING GENERATION ASSETS AND SELLING POWER

Costs of compliance with existing and evolving environmental laws are significant. (Applies to all Registrants except AEPTCo)

Operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety.  A majority of the electricity generated by AEP subsidiaries is produced by the combustion of fossil fuels.  Emissions of nitrogen and sulfur oxides, mercury and particulates and the discharge and disposal of solid waste (including coal-combustion residuals or CCR) resulting from fossil fueled generation plants are subject to increased regulations, controls and mitigation expenses.  Compliance with these legal requirements (including any new and more stringent application of existing CCR regulations) requires AEP to commit significant capital toward environmental monitoring, installation of pollution control equipment, emission fees, disposal, remediation and permits at AEP facilities and could cause AEP to retire generating capacity prior to the end of its estimated useful life.  Costs of compliance with environmental statutes and regulations could reduce future net income and negatively impact financial condition, especially if emission limits, CCR waste discharge and/or discharge disposal obligations are tightened, more extensive operating and/or permitting requirements are imposed or additional substances or facilities become regulated.  Although AEP typically recovers expenditures for pollution control technologies, replacement generation, undepreciated plant balances and associated operating costs from customers, there can be no assurance in the future that AEP will recover the remaining costs associated with such plants.  Failure to recover these costs could reduce future net income and cash flows and possibly harm financial condition.

Regulation of greenhouse gas emissions and/or voluntary climate goals could materially increase costs to AEP and its customers or cause some electric generating units to be uneconomical to operate or maintain. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

Federal or state laws or regulations may be adopted that would impose new or additional limits on the emissions of greenhouse gases, including, but not limited to, carbon dioxide and methane, from electric generation units using fossil fuels like coal. The potential effects of greenhouse gas emission limits on AEP's electric generation units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of greenhouse gas emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.

AEP routinely submits IRPs in various regulatory jurisdictions to address future generation and capacity needs. These IRPs take into account economics, customer demand, grid reliability and resilience, regulations and RTO capacity requirements. The objective of the IRPs is to recommend future generation and capacity resources that provide the most cost-efficient and reliable power to customers. Based on the output of the company’s IRPs, in October 2022, AEP announced new intermediate and long-term CO2 emission reduction goals. AEP adjusted its near-term CO2 emission reduction target from a 2000 baseline to a 2005 baseline, upgraded its 80% reduction by 2030 target to include full Scope 1 emissions and accelerated its net-zero goal by five years to 2045 for Scope 1 and Scope 2 emissions. Risks to achieving these goals include, among other things, the ability to execute on renewable resource plans, evolving RTO requirements, regulatory approvals, customer demand for carbon-free energy, potential tariffs, carbon policy and regulation, operational performance of renewable generation and supply chain costs and constraints, all while continuing to provide the most cost-efficient and reliable power to customers. Technology research and development, innovation, and advancements in carbon-free generation are also critical to AEP’s ability to achieve its 2045 goal.

AEP’s results of operations could be materially adversely affected to the extent that new federal or state laws or regulations or voluntary climate goals impose any new greenhouse gas emission limits. Any future limits on greenhouse gas emissions could create substantial additional costs in the form of taxes or emissions allowances, require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities and/or could cause AEP to retire generating capacity prior to the end of its estimated useful life. Although AEP typically recovers environmental expenditures, there can be no assurance in the future that AEP can recover such costs which could reduce future net income and cash flows and possibly harm financial condition. Further, real or alleged violations of environmental regulations, including those related to climate change, or an inability to meet AEP’s voluntary climate goals, could adversely impact AEP’s reputation.

AEP may be constrained by the ability to procure resources or labor needed to build new generation at a reasonable price as well as to construct projects on time. In addition, new technologies that are not yet commercially available or are unproven at utility scale will likely be needed including new resources such as advanced nuclear, hydrogen and long-duration storage. If these technologies are not developed or are not available at reasonable prices, or if AEP invests in early-stage technologies that are then supplanted by technological breakthroughs, AEP’s ability to achieve a net-zero target by 2045 at a cost-effective price could be at risk. Achieving our carbon reduction goals will require continued operation of our existing carbon-free technologies including nuclear and renewables. The rapid transition to and expansion of certain low-carbon resources, such as renewables without cost-effective storage, may challenge our ability to meet customer expectations of reliability in a carbon constrained environment. AEP cannot predict the ultimate impact of achieving these objectives, or the various implementation aspects, on its system reliability, or its results of operations, financial condition, or liquidity.

AEP may be unable to procure or construct generation capacity when needed or to recover the costs of such generation capacity. (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

AEP’s capacity obligations are subject to a number of factors including load growth, requirements that can be imposed by the states, RTOs and other jurisdictions in which it operates or participates as a member and the retirement of existing generating facilities. AEP must obtain new and replacement generation to comply with prevailing capacity needs and reserve obligations. AEP’s ability to acquire, retrofit and/or construct power generation facilities in a timely manner and within budget is contingent upon many variables and subject to substantial risks. These variables include, but are not limited to, project management expertise, escalating costs for capital, materials, labor, and environmental compliance, reliance on suppliers for timely and satisfactory performance, continued pandemic-related delays and cost increases, and supply chains and material constraints, including those that may result from major storm events. Delays in obtaining permits, challenges in securing suitable land for the siting, shortages in materials and qualified labor, levels of public support or opposition, suppliers and contractors not performing as expected or required under their contracts and/or experiencing financial problems that inhibit their ability to fulfill their obligations under contracts, changes in the scope and timing of projects, poor quality initial cost estimates from contractors, the inability to raise capital on favorable terms, changes in commodity prices affecting revenue, fuel costs, or materials costs, downward changes in the economy, changes in law or regulation, including environmental compliance requirements, further direct and indirect trade and tariff issues, supply chain delays or disruptions, and other events beyond AEP’s control may occur that may materially affect the schedule, cost, and performance of needed acquisitions or construction projects. If these projects or other capital improvements are significantly delayed or become subject to cost overruns or cancellation, AEP could incur additional costs and termination payments or face increased risk of potential write-off of the investment in the project. In addition, AEP could be exposed to higher costs, penalties and market volatility, which could affect cash flow and cost recovery, should one or more applicable regulator decline to approve the acquisition or construction of the project or new generation needed to meet the reliability needs of customers at the lowest reasonable cost.

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

OVEC may require additional liquidity and other capital support.  (Applies to AEP, APCo, I&M and OPCo)

AEP and several nonaffiliated utility companies own OVEC. The Inter-Company Power Agreement (ICPA) defines the rights and obligations and sets the power participation ratio of the parties to it. Under the ICPA, parties are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios. The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%. If a party fails to make payments owed by it under the ICPA, OVEC may not have sufficient funds to honor its payment obligations, including its ongoing operating expenses as well as its indebtedness. As of December 31, 2023, OVEC has outstanding indebtedness of approximately $1.1 billion, of which APCo, I&M, and OPCo are collectively responsible for $465 million through the ICPA. Although they are not an obligor or guarantor, APCo, I&M, and OPCo are responsible for their respective ratio of OVEC’s outstanding debt through the ICPA and if OVEC’s indebtedness is accelerated for any reason, there is risk that APCo, I&M and/or OPCo may be required to pay some or all of such accelerated indebtedness in amounts equal to their aggregate power participation ratio of 43.47%.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.   CYBERSECURITY

The electric utility industry is an identified critical infrastructure function with mandatory cybersecurity requirements under the authority of FERC. The NERC, which FERC certified as the nation’s Electric Reliability Organization, developed mandatory critical infrastructure protection cybersecurity reliability standards. AEP’s service territory covers multiple NERC regions and is audited at least annually by one or more of the regions. AEP has participated in the NERC grid security and emergency response exercises, GridEx, for the past ten years and continues to participate in the bi-yearly exercises. These NERC-led efforts test and further develop the coordination, threat sharing and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid. AEP also conducts internal exercises to test and further refine AEP’s cyber response plans. These internal scenarios are chosen based on real world events and often include coordination with and communication to AEP’s Chief Executive Officer and executive team.

The operations of AEP’s electric utility subsidiaries are subject to extensive and rigorous mandatory cyber and physical security requirements that are developed and enforced by NERC to protect grid security and reliability. AEP’s enterprise-wide security program includes cyber and physical security and incorporates many of the guidelines set forth in the National Institute of Standards and Technology Cybersecurity Framework. AEP has a primary and a back-up NERC Critical Infrastructure Protection Senior Manager, who is responsible for ensuring alignment of compliance with the enterprise-wide security program.

Critical cyber assets, such as data centers, power plants, transmission operations centers and business networks are protected using multiple layers of cybersecurity controls and authentication. Cyber hackers and other malicious actors have caused material disruption by successfully breaching a number of very secure facilities of entities across the spectrum of industries, including federal agencies and financial institutions. As understanding of these events develop, AEP has adopted a defense in depth approach to cybersecurity and continually assesses its cybersecurity tools and processes to determine where to strengthen its defenses. These strategies include monitoring, alerting and emergency response, forensic analysis, disaster recovery, threat sharing and criminal activity reporting. This approach has allowed AEP to deal with cyber and related threats, intrusions and attempted breaches in real-time and to limit their impact to levels that would be expected in the ordinary course of business in the absence of such malicious activity. AEP is not aware of any occurrence from cybersecurity threats, including as a result of any previous cybersecurity incidents, that has materially affected or is reasonably likely to materially affect AEP’s business strategy, results of operations, cash flows or financial condition.

AEP has undertaken a variety of actions to monitor and address cyber-related risks. Cybersecurity and the effectiveness of AEP’s cybersecurity processes are reviewed annually with the Board of Directors and at several meetings throughout the year with the Technology Committee of the Board, the principal committee that exercises oversight with respect to these matters. AEP’s Chief Executive Officer and executive team participate in interactive threat briefings from AEP’s Chief Security Officer and/or Chief Information & Technology Officer on a regular basis. AEP’s strategy and procedure for managing cyber-related risks is integrated within its enterprise risk management processes. These procedures are designed to ensure that any material information regarding potentially relevant cyber incidents is elevated in a timely manner both to the appropriate leadership and, where applicable, to our external financial reporting and disclosure team. AEP’s enterprise-wide security program continually adjusts staff and resources in response to the evolving threat landscape. The costs for such investments are material and have remained generally consistent over time, a pattern that is expected to continue. In addition, AEP maintains cyber liability insurance to cover certain damages caused by cyber incidents.

AEP maintains dedicated cybersecurity and physical security teams which are responsible for the design, implementation and execution of AEP’s security risk management strategy, which includes cybersecurity. AEP’s cybersecurity team operates a 24/7 Cybersecurity Intelligence and Response Center responsible for monitoring the AEP System for cyber risks and threats. The cybersecurity team constantly scans the AEP System for cyber risks and threats. In addition, the cybersecurity team actively monitors best practices, performs penetration testing, leads response exercises and internal awareness campaigns and provides training and communication across the organization. AEP’s security awareness training is mandatory for all employees and includes regular phish email testing to train employees to identify malicious emails that could put AEP at risk.

AEP also continually reviews its business continuity plan to develop an effective recovery strategy that seeks to decrease response times, limit financial impacts and maintain customer confidence during any business interruption. AEP administers a third-party risk governance program that identifies potential risks introduced through third-party relationships, such as vendors, software and hardware manufacturers or professional service providers. As warranted, AEP obtains certain contractual security guarantees and assurances with these third-party relationships to help ensure the security and safety of its information. The cyber security team works closely with a broad range of departments, including legal, regulatory, corporate communications, internal audit services, information technology and operational technology functions critical to the power grid.

The cybersecurity team collaborates with partners from both industry and government, and routinely participates in industry-wide programs that exchange knowledge of threats with utility peers, industry and federal agencies. AEP is an active member of a number of industry-specific threat and information sharing communities including the Department of Homeland Security’s Joint Cyber Defense Collaborative, the Electricity Information Sharing and Analysis Center and the National Defense Information Sharing and Analysis Center. AEP participates in classified briefings to maintain an awareness of current cybersecurity threats and vulnerabilities. AEP continues to work with nonaffiliated entities to do penetration testing and to design and implement appropriate remediation strategies. There can be no assurance, however, that these efforts will be effective to prevent material interruption of services or other damages to AEP's business or operations in connection with any cyber-related incident. See “Risk Factors - Risks Related to Market, Economic or Financial Volatility and Other Risks - Physical attacks or hostile cyber intrusions could severely impair operations, lead to the disclosure of confidential information and damage AEP’s reputation”.

ITEM 2.   PROPERTIES

GENERATION FACILITIES

The tables below summarize the net maximum capacity of AEP's owned generation plants as of December 31, 2023. AEP subsidiaries serve customer electricity needs from these facilities and from purchased power in the PJM and SPP markets based on demand and other economic conditions. AEP's regulated subsidiaries have approved recovery mechanisms in retail jurisdictions that recover the cost of prudently incurred fuel, purchased power and other expenses.

Vertically Integrated Utilities Segment

AEGCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Rockport (a)	2	IN	Steam - Coal	1,310	1984
(a)AEGCo owns a 50% interest in the Rockport Plant units. I&M owns the remaining 50%. Figures presented reflect only the portion owned by AEGCo.

APCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Ceredo	6	WV	Natural Gas	516	2001
Dresden	3	OH	Natural Gas	665	2012
Smith Mountain	5	VA	Pumped Storage	585	1965
Amos	3	WV	Steam - Coal	2,950	1971
Mountaineer	1	WV	Steam - Coal	1,320	1980
Clinch River	2	VA	Steam - Natural Gas	465	1958
Hydro (Various Plants)	Various	VA	Hydro	158	1906-1964
Hydro (Various Plants)	Various	WV	Hydro	53	1935-1938
Solar	NA	VA	Solar	5	2023
Total MWs				6,717

I&M
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Rockport (a)	2	IN	Steam - Coal	1,310	1984
Cook	2	MI	Steam - Nuclear	2,296	1975
Hydro (Various Plants)	Various	IN	Hydro	7	1904-1913
Hydro (Various Plants)	Various	MI	Hydro	13	1908-1923
Solar (Various Plants)	NA	IN	Solar	31	2016-2021
Solar (Various Plants)	NA	MI	Solar	5	2016
Total MWs				3,662

(a)I&M owns a 50% interest in the Rockport Plant units. AEGCo owns the remaining 50%. Figures presented reflect only the portion owned by I&M.
NA    Not applicable.

KPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)	2	WV	Steam - Coal	780	1971
Big Sandy	1	KY	Steam - Natural Gas	295	1963
Total MWs				1,075

(a)KPCo owns a 50% interest in the Mitchell Plant units.  WPCo owns the remaining 50%. Figures presented reflect only the portion owned by KPCo.

PSO
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Comanche	3	OK	Natural Gas	237	1973
Northeastern, Unit 1	1	OK	Natural Gas	470	1961
Riverside, Units 3 and 4	2	OK	Natural Gas	160	2008
Southwestern, Units 4 and 5	2	OK	Natural Gas	168	2008
Weleetka	2	OK	Natural Gas	84	1975
Northeastern, Unit 3	1	OK	Steam - Coal	472	1979
Northeastern, Unit 2	1	OK	Steam - Natural Gas	434	1961
Riverside, Units 1 and 2	2	OK	Steam - Natural Gas	896	1974
Southwestern, Units 1, 2 and 3	3	OK	Steam - Natural Gas	446	1952
Tulsa	2	OK	Steam - Natural Gas	318	1956
North Central Wind Energy Facilities (a)	NA	OK	Wind	675	2021-2022
Rock Falls	NA	OK	Wind	155	2023
Total MWs				4,515

(a)PSO owns a 45.5% interest and SWEPCo owns the remaining 54.5% interest in Sundance, Maverick and Traverse.  Figures presented reflect only the portion owned by PSO.
NA    Not applicable.

SWEPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mattison	4	AR	Natural Gas	314	2007
Stall	3	LA	Natural Gas	534	2010
Flint Creek (a)	1	AR	Steam - Coal	259	1978
Turk (a)	1	AR	Steam - Coal	477	2012
Welsh (b)	2	TX	Steam - Coal	1,053	1977
Arsenal Hill	1	LA	Steam - Natural Gas	111	1960
Knox Lee	1	TX	Steam - Natural Gas	344	1950
Lieberman	3	LA	Steam - Natural Gas	219	1947
Wilkes	3	TX	Steam - Natural Gas	889	1964
North Central Wind Energy Facilities (c)	NA	OK	Wind	809	2021-2022
Total MWs				5,009

(a)Jointly-owned with nonaffiliated entities.  Figures presented reflect only the portion owned by SWEPCo. The Arkansas jurisdictional portion of SWEPCo’s interest in Turk Plant is not in rate base.
(b)In November 2020, management announced it will cease using coal at the Welsh Plant in 2028.
(c)SWEPCo owns a 54.5% interest and PSO owns the remaining 45.5% interest in Sundance, Maverick and Traverse. Figures presented reflect only the portion owned by SWEPCo.
NA    Not applicable.

WPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)	2	WV	Steam - Coal	780	1971

(a)WPCo owns 50% in the Mitchell Plant units. KPCo owns the remaining 50%. Figures presented reflect only the portion owned by WPCo.

Generation & Marketing Segment

Renewable Power

Size of Energy Resource	AEP Energy Supply, LLC Division	Renewable Energy Resource	Location	In-Service or Under Construction
195 MW	AEP OnSite Partners (a)	Solar	Seventeen states (b)	In-service
4 MW	AEP OnSite Partners (a)	Solar	Two states (c)	Under Construction

(a)    In April 2023, AEP made a decision to include AEP Onsite Partners in a sales process that is currently targeted to be completed in the first half of 2024. See the “Planned Sale of AEP Energy and AEP Onsite Partners” section of Executive Overview included in the 2023 Annual Report for additional information.
(b)    California, Colorado, Florida, Hawaii, Illinois, Iowa, Minnesota, Nebraska, New Hampshire, New Jersey, New Mexico, New York, Ohio, Rhode Island, Texas, Vermont and Wisconsin.
(c)    Ohio and Wisconsin.

TRANSMISSION AND DISTRIBUTION FACILITIES

The AEP System has significant investments in transmission and distribution lines across its Vertically Integrated Utilities, Transmission and Distribution Utilities and AEP Transmission Holdco Segments. See Item 1 for additional information relating to the total overhead circuit miles of transmission and distribution lines by operating company.

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

CONSTRUCTION PROGRAM

With input from its state utility commissions, AEP subsidiaries continuously assess the adequacy of their transmission, distribution, generation and other facilities to plan and provide for the reliable supply of electric power and energy to its customers.  In this assessment process, assumptions are continually being reviewed as new information becomes available and assessments and plans are modified, as appropriate.  AEP forecasts approximately $7.5 billion of construction expenditures for 2024. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews, inflation and the ability to access capital.  See the “Budgeted Capital Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report for additional information.

POTENTIAL UNINSURED LOSSES

Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to AEP’s generation plants and costs of replacement power.  Unless allowed to be recovered through rates, future losses or liabilities which are not completely insured could reduce net income and impact the financial conditions of AEP and subsidiaries.  For risks related to owning a nuclear generating unit, see the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies included in the 2023 Annual Report for additional information.

ITEM 3.   LEGAL PROCEEDINGS

For a discussion of material legal proceedings, see Note 6 - Commitments, Guarantees and Contingencies included in the 2023 Annual Report for additional information.

ITEM 4.   MINE SAFETY DISCLOSURE

The Federal Mine Safety and Health Act of 1977 (Mine Act) imposes stringent health and safety standards on various mining operations. The Mine Act and its related regulations affect numerous aspects of mining operations, including training of mine personnel, mining procedures, equipment used in mine emergency procedures, mine plans and other matters. Prior to October 1, 2023, SWEPCo, through its ownership of DHLC, a wholly-owned lignite mining subsidiary of SWEPCo, was subject to the provisions of the Mine Act. Effective as of October 1, 2023, the U.S. Department of Labor’s Mine Safety and Health Administration put DHLC in Abandoned Mine Status. As a result of this designation, DHLC is no longer subject to the Mine Act or Section 1503 of The Dodd-Frank Wall Street Reform and Consumer Protection Act.

PART II

ITEM 5.   MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AEP

In addition to the AEP Common Stock Information section below, the remaining information required by this item is incorporated herein by reference to the material under the “Dividend Policy and Restrictions” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report.

During the quarter ended December 31, 2023, neither AEP nor its publicly-traded subsidiaries purchased equity securities that are registered by AEP or its publicly-traded subsidiaries pursuant to Section 12 of the Exchange Act.

AEP Texas, APCo, I&M, OPCo, PSO and SWEPCo

The common stock of these companies is held solely by AEP.  For more information see the “Dividend Restrictions” section of Note 14 - Financing Activities included in the 2023 Annual Report.

AEPTCo

AEP owns the entire interest in AEPTCo through its wholly-owned subsidiary AEP Transmission Holdco.

AEP COMMON STOCK INFORMATION

AEP common stock is principally traded using the trading symbol “AEP” on the NASDAQ Stock Market.  As of December 31, 2023, AEP had 49,023 registered shareholders. The performance graph below compares the cumulative total return among AEP, the S&P 500 Index and the S&P Electric Utilities (SP833) Index over a five year period. The performance graph assumes an initial investment of $100 on December 31, 2018 and that all dividends were reinvested.

Source: S&P Dow Jones Indices LLC. Data as of December 31, 2023. Past performance is no guarantee of future results. Chart provided for illustrative purposes.

ITEM 6.         RESERVED

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AEP

The information required by this item is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report. Year-to-year comparisons between 2022 and 2021 have been omitted from this Form 10-K but may be found in "Management's Discussion and Analysis of Financial Condition" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2022, which specific discussion is incorporated herein by reference.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(a).  Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

The information required by this item is incorporated herein by reference to the material under the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2023 Annual Reports

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
•Approximately 23,000 MWs of regulated owned generating capacity as of December 31, 2023, one of the largest complements of generation in the United States.

AEP CONSOLIDATED RESULTS OF OPERATIONS

2023 Compared to 2022

Earnings Attributable to AEP Common Shareholders decreased from $2.3 billion in 2022 to $2.2 billion in 2023 primarily due to:

•A decrease in weather-related sales volumes.
•An increase in interest expense due to higher interest rates and debt balances.
•Unfavorable mark-to-market economic hedge activity driven by a decrease in commodity prices.
•A loss on the sale of the competitive contracted renewables portfolio in 2023.
•Unfavorable regulatory decisions in Texas, West Virginia and at FERC.
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

Customer Demand

AEP’s weather-normalized retail sales volumes for the year ended December 31, 2023 increased by 2.5% from the year ended December 31, 2022. Weather-normalized residential sales decreased 0.9% for the year ended December 31, 2023 compared to the year ended December 31, 2022. Weather-normalized commercial sales increased by 7.8% in 2023 compared to 2022. The increase in commercial sales was primarily due to new data center loads and economic development. AEP’s 2023 industrial sales volumes increased 1.6% compared to 2022. The growth in industrial sales was spread across many industries.

In 2024, AEP anticipates weather-normalized retail sales volumes will increase by 1.5%. Weather-normalized residential sales volumes are projected to decrease by 0.4% in 2024, while weather-normalized commercial sales volumes are projected to increase by 4.5%. The projected increase in commercial sales volumes is driven by new loads associated with data centers and cryptocurrency operations. Finally, AEP projects the industrial sales volumes to increase by 0.6% in 2024.

(a)Percentage change for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
(b)Forecasted percentage change for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Supply Chain Disruption and Inflation

The Registrants have experienced certain supply chain disruptions driven by several factors including international tensions and the ramifications of regional conflict, increased demand due to the economic recovery from the pandemic, inflation, labor shortages in certain trades and shortages in the availability of certain raw materials. These supply chain disruptions have not had a material impact on the Registrants’ net income, cash flows and financial condition, but have extended lead times for certain goods and services and have contributed to higher prices for fuel, materials, labor, equipment and other needed commodities. Management has implemented risk mitigation strategies in an attempt to mitigate the impacts of these supply chain disruptions.

The United States economy has experienced a significant level of inflation that has contributed to increased uncertainty in the outlook of near-term economic activity, including whether the pace of inflation will continue to moderate. A prolonged continuation or a further increase in the severity of supply chain and inflationary disruptions could result in additional increases in the cost of certain goods, services and cost of capital and further extend lead times which could reduce future net income and cash flows and impact financial condition.

2023 SIGNIFICANT DEVELOPMENTS AND TRANSACTIONS

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

In August 2023, AEP completed the sale of the entire portfolio to the nonaffiliated party and received cash proceeds of approximately $1.2 billion, net of taxes and transaction costs. AEP recorded a pretax loss of approximately $93 million ($73 million after-tax) for the year ended December 31, 2023 related to the sale. See the "Disposition of the Competitive Contracted Renewables Portfolio" section of Note 7 for additional information.

Planned Sale of AEP Energy and AEP Onsite Partners

AEP management has continued a strategic evaluation of AEP’s portfolio of businesses with a focus on core regulated utility operations, risk mitigation and simplification. As a result of these efforts, the following decisions have been made with respect to AEP Energy and AEP Onsite Partners.

AEP Energy

In October 2022, AEP initiated a strategic evaluation for its ownership in AEP Energy, a wholly-owned retail energy supplier that supplies electricity and/or natural gas on a price risk managed basis to residential, commercial and industrial customers. AEP Energy provides various energy solutions in Illinois, Pennsylvania, Delaware, Maryland, New Jersey, Ohio and Washington, D.C. AEP Energy had approximately 929,000 customer accounts as of December 31, 2023. In April 2023, AEP management completed the strategic evaluation of AEP Energy and initiated a sales process. The timing of the completion of the sales process is dependent upon a number of factors. AEP is currently targeting the sales process to be completed in the first half of 2024. Depending on the outcome of the sales process, it could reduce future net income and impact financial condition.

AEP Onsite Partners

In April 2023, AEP also made a decision to include AEP Onsite Partners in a sales process. AEP OnSite Partners targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions. As of December 31, 2023, AEP OnSite Partners owned projects located in 22 states, including approximately 195 MWs of installed solar capacity and two solar projects under construction totaling approximately 4 MWs. As of December 31, 2023, the net book value of these assets was $352 million. The timing of the completion of the sales process is dependent upon a number of factors. AEP is currently targeting the sales process to be completed in the first half of 2024. If AEP is unable to recover the net book value of these assets as part of the sale process, it could reduce future net income and impact financial condition.

AEP Onsite Partners also owns a 50% interest in NMRD totaling $101 million accounted for as an equity method investment. The NMRD portfolio consists of 9 operating solar projects totaling 185 MWs and 6 projects totaling 440 MWs in development. Separate from the remainder of AEP Onsite Partners, AEP and the joint owner agreed to a joint sales process for their respective interests in NMRD.

In December 2023, AEP and the joint owner signed an agreement to sell NMRD to a nonaffiliated third party for $230 million. AEP expects to receive cash proceeds of $104 million, net of taxes, transaction fees and other customary closing adjustments. AEP recorded a pretax loss of $19 million in the fourth quarter of 2023 as a result of entering into the sales agreement. The transaction has received all required regulatory approvals and is expected to close in the first quarter of 2024. See the “NMRD” section of Note 7 for additional information.

Planned Sale and Strategic Evaluation of Certain Transmission Joint Ventures

In April 2023, AEP also initiated a strategic evaluation for its ownership in certain transmission joint ventures in the AEP Transmission Holdco segment including Pioneer Transmission, LLC, Prairie Wind Transmission, LLC and Transource Energy. In July 2023, AEP made a decision to initiate a sales process for its investment in Pioneer Transmission, LLC and Prairie Wind Transmission, LLC. In February 2024, AEP management determined it would retain its ownership of its investment in Pioneer Transmission, LLC and Prairie Wind Transmission, LLC. As of December 31, 2023, AEP’s investment in Pioneer Transmission, LLC and Prairie Wind Transmission, LLC was $46 million and $19 million, respectively.

As of December 31, 2023, the net book value of Transource Energy was $289 million inclusive of $39 million related to noncontrolling interest on AEP’s balance sheet. AEP management recently completed its strategic review and determined it would retain this business due to its fit within the goals and objectives of AEP and its overall leadership role in the U.S. electric transmission space.

Termination of Planned Disposition of KPCo and KTCo

In October 2021, AEP entered into a Stock Purchase Agreement (SPA) to sell KPCo and KTCo to Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corp. (Liberty), for approximately a $2.85 billion enterprise value. The SPA was subsequently amended in September 2022 to reduce the purchase price to approximately $2.646 billion. An impairment of $363 million was recorded for the year ended December 31, 2022. The sale required approval from the KPSC and from the FERC under Section 203 of the Federal Power Act. The SPA contained certain termination rights if the closing of the sale did not occur by April 26, 2023.

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

As a result of delays in the anticipated timing of the closing of the transaction and other factors, AEP recorded a $363 million pretax loss on the expected sale of the Kentucky Operations for the year ended December 31, 2022. In April 2023, AEP, AEPTCo and Liberty entered into a Mutual Termination Agreement (Termination Agreement) terminating the SPA. The parties entered into the Termination Agreement as all of the conditions precedent to closing the sale could not be satisfied prior to April 26, 2023. Upon termination of the sale and reverting to a held and used model, in the first quarter of 2023, AEP reversed $28 million of expected transaction costs included in the $363 million pretax loss and was required to present its investment in the Kentucky Operations at the lower of fair value or historical carrying value which resulted in a $335 million reduction recorded in Property, Plant and Equipment. The reduced investment in KPCo’s assets is being amortized over the 30-year average useful life of the KPCo assets.

Renewable Generation

The growth of AEP’s regulated renewable generation portfolio reflects the company’s strategy to diversify generation resources to provide clean energy to customers that meet both their energy and capacity needs.

Significant Renewable Generation Placed Into Service

In 2023, AEP acquired and placed into service 159 MWs of owned renewable generation facilities totaling approximately $155 million.

Significant Approved Renewable Generation Filings

AEP has received regulatory approvals from various state regulatory commissions to acquire approximately 2,811 MWs of owned renewable generation facilities, totaling approximately $6.6 billion, in addition to 377 MWs of renewable purchase power agreements, as included in the following table:

Company	Generation Type	Expected Commercial Operation	Owned/PPA	Generating Capacity
				(in MWs)
APCo	Solar	Year End 2024 through Year End 2026	PPA	204
APCo	Wind	Year End 2025 through Year End 2026	Owned	347
I&M	Solar	Year End 2025	PPA	100
I&M	Solar	Year End 2026	Owned	469
PSO	Solar	Year End 2025	Owned	443
PSO	Wind	Year End 2025 through Year End 2026	Owned	553
SWEPCo (a)	Solar	Year End 2025 through Year End 2027	Owned/PPA	273
SWEPCo (a)	Wind	Year End 2024 through Year End 2025	Owned	799
Total Approved Renewable Projects				3,188

(a)Includes approvals by the APSC and LPSC for 999 MWs of owned projects. Additionally, the LPSC approved the flex-up option, allowing SWEPCo to provide additional service to Louisiana customers and recover the portion of the projects denied by the PUCT.

Significant Renewable Generation Requests for Proposal (RFP)
As part of AEP’s transition to diversify the company’s regulated generation resources and build its renewable generation portfolio, RFPs have been issued in order to satisfy the need for additional capacity resources. The table below includes RFPs recently issued for both owned and purchased power generation. Unless otherwise noted, RFPs issued are all-source solicitations for accredited capacity with consideration made for renewable projects. Projects selected will be subject to regulatory approval.

Company	Issuance Date	Projected In-Service Dates	Generating Capacity
			(in MWs)
I&M (a)	March 2023	Year End 2027	2,505
APCo (b)	April 2023	Year End 2026	800
KPCo (c)	September 2023	Year End 2026/2027	1,300
PSO	November 2023	Year End 2027/2028	1,500
SWEPCo	January 2024	Year End 2028	2,100
Total Significant RFPs			8,205

(a)RFP is seeking nameplate capacity proposals from various types of generation. Actual MWs by technology type depends on the portfolio of projects selected and individual contribution toward meeting I&M’s overall capacity need.
(b)RFP is seeking nameplate capacity proposals for up to 600 MWs of owned wind or solar and 200 MWs of wind or solar PPAs. Also includes an option for battery storage.
(c)RFP is seeking proposals for PPAs only.

Regulatory Matters - Utility Rates and Rate Proceedings
The Registrants are involved in rate cases and other proceedings with their regulatory commissions in order to establish fair and appropriate electric service rates to recover their costs and earn a fair return on their investments.  Depending on the outcomes, these rate cases and proceedings can have a material impact on results of operations, cash flows and possibly financial condition. AEP is currently involved in the following key proceedings.

The following tables show the Registrants’ completed and pending base rate case proceedings in 2023. See Note 4 - Rate Matters for additional information.

Completed Base Rate Case Proceedings

		Annual
		Base Revenue		Approved	New Rates
Company	Jurisdiction	Increase		ROE	Effective
		(in millions)
SWEPCo	Louisiana	$21.0	(a)	9.5%	February 2023
PSO	Oklahoma	131.0		9.3%	January 2024
APCo	Virginia	127.0		9.5%	January 2024
KPCo	Kentucky	60.0		9.75%	January 2024

(a)See “2020 Louisiana Base Rate Case” section of Note 4 for additional information.

Pending Base Rate Case Proceedings

			Annual
		Filing	Base Revenue	Requested
Company	Jurisdiction	Date	Increase Request	ROE
			(in millions)
I&M	Indiana	August 2023	$116.0	10.5%
I&M	Michigan	September 2023	34.0	10.5%
PSO	Oklahoma	January 2024	218.0	10.8%

Other Significant Regulatory Matters

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

On December 14, 2023, the PUCT approved a preliminary order stating the PUCT will not address SWEPCo’s request that would allow the PUCT to find cause to allow SWEPCo to exceed the Texas jurisdictional capital cost cap in the current remand proceeding. As a result of the PUCT’s approval of the preliminary order, SWEPCo believes it is probable the PUCT will disallow capitalized AFUDC in excess of the Texas jurisdictional capital cost cap and recorded a pretax, non-cash disallowance of $86 million in the fourth quarter of 2023. Such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis. On December 21, 2023, SWEPCo filed a motion with the PUCT for reconsideration of the preliminary order. In January 2024, the PUCT denied the motion for reconsideration of the preliminary order.

The PUCT’s December 2023 approval of the preliminary order determined that it will address, in the ongoing PUCT remand proceeding, any potential revenue refunds to customers that may be required by future PUCT orders. In January 2024, the PUCT established a procedural schedule for the remand proceeding. Supplemental testimony from SWEPCo is due in March 2024, intervenor and staff testimony is due in April 2024 and a hearing is scheduled for May 2024. Although SWEPCo does not currently believe any refunds are probable of occurring, SWEPCo estimates it could be required to make customer refunds, including interest, ranging from $0 to $200 million related to revenues collected from February 2013 through December 2023.

FERC 2021 PJM and SPP Transmission Formula Rate Challenge

The Registrants transitioned to stand-alone treatment of NOLCs in its PJM and SPP transmission formula rates beginning with the 2022 projected transmission revenue requirements and 2021 true-up to actual transmission revenue requirements and provided notice of this change in informational filings made with the FERC. Stand-alone treatment of the NOLCs for transmission formula rates increased the annual revenue requirements for years 2023, 2022 and 2021 by $60 million, $69 million and $78 million, respectively.

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

In January 2024, the FERC issued two orders, granting the joint customers’ challenges related to stand-alone treatment of NOLCs in the 2021 Transmission Formula Rates of the AEP transmission owning subsidiaries within PJM and SPP. The FERC directed the AEP transmission owning subsidiaries within PJM and SPP to provide refunds with interest on all amounts collected for the 2021 rate year, and for such refunds to be reflected in the annual update for the next rate year. In February 2024, AEPSC on behalf of the AEP transmission owning subsidiaries within PJM and SPP filed requests with the FERC that it grant rehearing and reverse findings in its January 2024 orders or establish hearing procedures to address outstanding factual issues.

As a result of the January 2024 FERC orders, the Registrants’ 2022 and 2023 income statements cumulatively reflect a provision for refund for the probable refund of all NOLC revenues included in transmission formula rates for years 2023, 2022 and 2021. The probable refunds to affiliated and nonaffiliated customers are reflected as Deferred Credits and Other Noncurrent Liabilities on the balance sheets. Refunds probable to be received by affiliated companies, resulting in a reduction to affiliated transmission expense, were deferred as an increase to Regulatory Liabilities or a reduction to Regulatory Assets on the balance sheets where management expects that refunds would be returned to retail customers through authorized retail jurisdiction rider mechanisms. The FERC directed cash refunds with interest related to the 2021 rate year to occur through the annual update for the next rate year, which will be invoiced by PJM and SPP primarily in 2025. The Registrants have not yet been directed to make cash refunds related to the 2022 or 2023 rate years.
The FERC's January 2024 orders reduced AEP and AEPTCo's 2023 pretax net income by approximately $76 million and $74 million, respectively. The impact of the FERC's orders on the pretax net income of AEP's remaining Registrant Subsidiaries was not material.

Kentucky Securitization Case

In conjunction with KPCo’s June 2023 base rate case filing, KPCo requested to finance, through the issuance of securitization bonds, approximately $471 million of regulatory assets recorded as of June 2023 including: (a) $289 million of plant retirement costs, (b) $79 million of deferred storm costs related to 2020, 2021, 2022 and 2023 major storms, (c) $52 million of deferred purchased power expenses and (d) $51 million of under-recovered purchased power rider costs.

In January 2024, the KPSC issued a financing order approving KPCo’s securitization request and concluding that costs requested for recovery were prudently incurred. The KPSC’s financing order includes certain additional requirements related to securitization bond structuring, marketing, placement, and issuance that were not reflected in KPCo’s proposal. As a result, in January 2024, KPCo filed a request for rehearing with the KPSC to clarify certain aspects of these additional requirements. In February 2024, the KPSC denied KPCo’s rehearing requests. In accordance with Kentucky statutory requirements and the financing order, the issuance of the securitized bonds is subject to final review by the KPSC after bond pricing. KPCo expects to proceed with the securitized bond issuance process and to complete the securitization process in the second half of 2024, subject to market conditions. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Deferred Fuel Costs

Increases in fuel and purchased power costs in excess of amounts included in fuel-related revenues has led to an increase in the under collection of fuel costs from customers in several jurisdictions in recent years. To help ease the burden on customers, certain state commissions have issued orders allowing recovery of these costs over periods exceeding the traditional jurisdictional FAC terms. The table below illustrates the current and noncurrent under-recovered fuel regulatory asset balances, by jurisdiction, impacted by these orders. If any of these deferred fuel costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See Note 4 - Rate Matters and Note 5 - Effects of Regulation for additional information.

		Expected/Authorized	As of		As of	Increase/
Company	Jurisdiction	Recovery Period	December 31, 2023		December 31, 2022	(Decrease)
			(in millions)
APCo	Virginia	2025	$254.4	(a)	$407.9	$(153.5)
APCo	West Virginia	2034	162.2	(b)	288.5	(126.3)
PSO	Oklahoma	2024	118.3	(c)	431.5	(313.2)
SWEPCo	Texas	2035	80.9	(d)	80.7	0.2
WPCo	West Virginia	2034	181.3	(b)	231.1	(49.8)
		Total	$797.1		$1,439.7	$(642.6)
(a)In September 2023, APCo submitted a filing with the Virginia SCC requesting to extend the previously authorized recovery period through October 2024 to October 2025. Interim Virginia FAC rates were implemented in November 2023. An order from the Virginia SCC is expected in the first quarter of 2024.
(b)In January 2024, the WVPSC issued a final order which resulted in a December 2023 write-off of $222 million ($127 million attributable to APCo and $95 million attributable to WPCo) of under-recovered ENEC regulatory assets as of February 28, 2023. The order approved the recovery of $321 million ($174 million attributable to APCo and $147 million attributable to WPCo) of under-recovered ENEC regulatory assets as of February 28, 2023 over 10 years beginning September 1, 2024. The recovery of the remaining under-recovered ENEC regulatory assets as of December 31, 2023 will be addressed in APCo and WPCo’s 2024 ENEC filing. In February 2024, the Companies filed briefs with the West Virginia Supreme Court to initiate an appeal of this order.
(c)In September 2022, the Director of the Public Utility Division of the OCC approved a Fuel Cost Adjustment rate designed to collect a $402 million deferred fuel balance through December 2024. PSO’s fuel and purchased power expenses are subject to an annual prudency review by the OCC.
(d)In September 2023, the PUCT issued an order approving an unopposed settlement agreement that provides recovery of $81 million of Oxbow mine and Sabine related fuel costs through 2035.

Merchant Portion of Turk Plant

SWEPCo constructed the Turk Plant, a base load 600 MW (650 MW net maximum capacity) pulverized coal ultra-supercritical generating unit in Arkansas, which was placed in-service in December 2012 and is included in the Vertically Integrated Utilities segment. SWEPCo owns 73% (440 MWs/477 MWs) of the Turk Plant and operates the facility.

Approximately 20% of SWEPCo’s portion of the Turk Plant output is currently not subject to cost-based rate recovery in Arkansas. This portion of the plant’s output is being sold into the wholesale market. Approximately 80% of the Turk Plant investment is recovered under retail cost-based rate recovery in Texas, Louisiana and through SWEPCo’s wholesale customers under FERC-approved rates. In November 2022, SWEPCo filed a Certificate of Public Convenience and Necessity with the APSC for approval to operate the Turk plant to serve Arkansas customers and recover the associated costs through a cost recovery rider. Cost-based recovery of the Turk Plant would aid SWEPCo’s near-term capacity needs and support compliance with SPP’s 2023 increased capacity planning reserve margin requirements. In April 2023, intervenors filed testimony recommending the APSC deny the Certificate of Public Convenience and Necessity on the basis that the Turk Plant is not the least cost alternative. In June 2023, SWEPCo filed rebuttal testimony with the APSC. In July 2023, additional intervenor testimony was filed with the APSC by the Attorney General of Arkansas and the APSC staff with recommendations consistent with the previously filed April 2023 intervenor testimony. A hearing was held in October 2023 and an order is expected in the first quarter of 2024. As of December 31, 2023, the net book value of the Turk Plant was $1.4 billion, before cost of removal including CWIP and inventory. If SWEPCo cannot ultimately recover its investment and expenses related to the Arkansas retail portion of the Turk Plant, it could reduce future net income and cash flows and impact financial condition.

Litigation Related to Ohio House Bill 6 (HB 6)

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

In January 2021, an AEP shareholder filed a derivative action in the U.S. District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court entered a scheduling order in the New York state court derivative action staying the case other than with respect to briefing the motion to dismiss. AEP filed substantive and forum-based motions to dismiss in April 2022. In June 2022, the Ohio state court entered an order continuing the stays of that case until the final resolution of the consolidated derivative actions pending in Ohio federal district court. In September 2022, the New York state court granted the forum-based motion to dismiss with prejudice and the plaintiff subsequently filed a notice of appeal with the New York appellate court. In January 2023, the New York plaintiff filed a motion to intervene in the pending Ohio federal court action and withdrew his appeal in New York. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP filed a motion to dismiss the amended complaint and subsequently filed a brief in opposition to the New York plaintiffs’ motion to intervene in the consolidated action in Ohio. In March 2023, the federal district court issued an order granting the motion to dismiss with prejudice and denying the New York plaintiffs’ motion to intervene. In April 2023, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit of the Ohio federal district court order dismissing the consolidated action and denying the intervention. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In March 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter was directed to the Board of Directors of AEP (AEP Board) and contained factual allegations involving HB 6 that were generally consistent with those in the derivative litigation filed in state and federal court. The shareholder that sent the letter has since withdrawn the litigation demand, which is now terminated and of no further effect. In April 2023, AEP received a litigation demand from counsel representing the purported AEP shareholder who filed the dismissed derivative action in New York state court and unsuccessfully tried to intervene in the consolidated derivative actions in Ohio federal court. The litigation demand letter is directed to the AEP Board and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by certain current and former directors and officers, and that AEP commence a civil action for breaches of fiduciary duty and related claims against any individuals who allegedly harmed AEP. The AEP Board considered the 2023 litigation demand letter and formed a committee of the Board (the “Demand Review Committee”) to investigate, review, monitor and analyze the allegations in the letter and make a recommendation to the AEP Board regarding a reasonable and appropriate response to the same. The AEP Board will act in response to the letter as appropriate. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the passage of HB 6 and documents relating to AEP’s policies and financial processes and controls. In August 2022, AEP received a second subpoena from the SEC seeking various additional documents relating to its ongoing investigation. AEP is cooperating fully with the SEC’s investigation, which has included taking testimony from certain individuals and inquiries regarding Empowering Ohio’s Economy, Inc., which is a 501(c)(4) social welfare organization, and related disclosures. The SEC staff has advanced its discussions with certain parties involved in the investigation, including AEP, concerning the staff’s intentions regarding potential claims under the securities laws. AEP and the SEC are engaged in discussions about a possible resolution of the SEC’s investigation and potential claims under the securities laws. Any resolution or filed claims, the outcome of which cannot be predicted, may subject AEP to civil penalties and other remedial measures. Discussions are continuing and management is unable to determine a range of potential losses that is reasonably possible of occurring, but management does not believe the results of this investigation or a possible resolution thereof will have a material impact on results of operations, cash flows or financial condition.

Claims for Indemnification Made by Owners of the Gavin Power Station

In November 2022, the Federal EPA issued a final decision denying Gavin Power LLC’s requested extension to allow a CCR surface impoundment at the Gavin Power Station to continue to receive CCR and non-CCR waste streams after April 11, 2021 until May 4, 2023 (the Gavin Denial). As part of the Gavin Denial, the Federal EPA made several assertions related to the CCR Rule (see “CCR Rule” section below for additional information), including an assertion that the closure of the 300 acre unlined fly ash reservoir (FAR) is noncompliant with the CCR Rule in multiple respects. The Gavin Power Station was formerly owned and operated by AEP and was sold to Gavin Power LLC and Lightstone Generation LLC in 2017. Pursuant to the PSA, AEP maintained responsibility to complete closure of the FAR in accordance with the closure plan approved by the Ohio EPA which was completed in July 2021. The PSA contains indemnification provisions, pursuant to which the owners of the Gavin Power Station have notified AEP they believe they are entitled to indemnification for any damages that may result from these claims, including any future enforcement or litigation resulting from any determinations of noncompliance by the Federal EPA with various aspects of the CCR Rule consistent with the Gavin Denial. The owners of the Gavin Power Station have also sought indemnification for landowner claims for property damage allegedly caused by modifications to the FAR. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the PSA. In addition, Gavin Power LLC, several AEP subsidiaries, and other parties have filed Petitions for Review of the Gavin Denial with the U.S. Court of Appeals for the District of Columbia Circuit. Management is unable to determine a range of potential losses that is reasonably possible of occurring. Gavin Power LLC has also filed a complaint with the United States District Court for the Southern District of Ohio, alleging various violations of the Administrative Procedure Act and asserting that the Federal EPA, through its prior inaction, has waived and is estopped from raising certain objections raised in the Gavin Denial. Management cannot predict the outcome of that litigation.

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

Environmental Controls Impact on the Generating Fleet

The rules and proposed environmental controls discussed below will have a material impact on AEP’s operations.  Management continues to evaluate the impact of these rules, project scope and technology available to achieve compliance.  As of December 31, 2023, AEP owned generating capacity of approximately 23,300 MWs, of which approximately 10,700 MWs were coal-fired.  Management continues to evaluate the economic feasibility of environmental investments on AEP’s fossil generation fleet and to refine the cost estimates of complying with these rules and evaluate other impacts of the environmental proposals on fossil generation.

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

National Ambient Air Quality Standards

The Federal EPA periodically reviews and revises the NAAQS for criteria pollutants under the CAA. Revisions tend to increase the stringency of the standards, which in turn may require AEP to make investments in pollution control equipment at existing generating units, or, since most units are already well controlled, to make changes in how units are dispatched and operated. In February 2024, the Federal EPA finalized a new more stringent annual primary PM2.5 standard.

Areas with air quality that does not meet the new standard will be designated by the Federal EPA as “nonattainment,” which will trigger an obligation for states to revise their SIPs to obtain further emission reductions to ensure that the new standard will be met. Areas around some of AEP’s generating facilities may be deemed nonattainment, which may subject those facilities to additional pollution controls or operational constraints. The nonattainment designations by the Federal EPA and the subsequent SIP revisions by the affected states will take some time to complete, therefore, it is too soon to predict how SIP requirements may impact AEP’s operations. Management will continue to monitor the issue.

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

In addition, in February 2023, the Federal EPA Administrator finalized the disapproval of interstate transport SIPs submitted by 19 states addressing the 2015 Ozone NAAQS. Disapproval of the SIPs provides the Federal EPA with authority to impose a FIP for those states, replacing the SIPs that were disapproved. In August 2023, a FIP went into effect that further revises the ozone season NOX budgets under the existing CSAPR program in states to which the FIP applies. The disapproval of SIPs and implementation of FIPs continues to be subject to extensive litigation. Management will continue to monitor the outcome of this litigation and any potential impact to operations.

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

AEP routinely submits IRPs in various regulatory jurisdictions to address future generation and capacity needs. These IRPs take into account economics, customer demand, grid reliability and resilience, regulations and RTO capacity requirements. The objective of the IRPs is to recommend future generation and capacity resources that provide the most cost-efficient and reliable power to customers. Based on the output of the company’s IRPs, in October 2022, AEP announced new intermediate and long-term CO2 emission reduction goals. AEP adjusted its near-term CO2 emission reduction target from a 2000 baseline to a 2005 baseline, upgraded its 80% reduction by 2030 target to include full Scope 1 emissions and accelerated its net-zero goal by five years to 2045 for Scope 1 and Scope 2 emissions. AEP’s total Scope 1 GHG estimated emissions in 2023 were approximately 42.8 million metric tons, a 68% reduction according to the GHG Protocol, which excludes emission reductions that result from assets that have been sold, or a 72% reduction from AEP’s 2005 Scope 1 GHG emissions (inclusive of emission reductions that result from plants that have been sold).

AEP has made significant progress in reducing CO2 emissions from its power generation fleet and expects its emissions to continue to decline over the long-term. AEP also expects Scope 1 GHG emissions to vary annually depending on the mix of its own generation and purchased power used to serve customers. AEP’s ability to achieve these goals is dependent upon a number of factors including the ability to execute on renewable resource plans, evolving RTO requirements, constructive regulatory support, the advancement of carbon-free generation technologies, customer demand for carbon-free energy, potential tariffs, carbon policy and regulation, operational performance of renewable generation and supply chain costs and constraints, all while continuing to provide the most cost-efficient and reliable power to customers.

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

The first option provides an extension to cease receipt of CCR no later than October 15, 2023 for most units, and October 15, 2024 for a narrow subset of units; however, the Federal EPA’s grant of such an extension requires a satisfactory demonstration of the need for additional time to develop alternative ash disposal capacity and will be limited to the soonest timeframe technically feasible to cease receipt of CCR. Additionally, each request must undergo formal review, including public comments, and be approved by the Federal EPA. AEP filed applications for additional time to develop alternative disposal capacity at the various plants.

In January 2022, the Federal EPA proposed to deny several extension requests filed by the other utilities based on allegations that those utilities are not in compliance with the CCR Rule (the January Actions). In November 2022, the Federal EPA finalized one of these denials (the Gavin Denial, discussed above). The Federal EPA’s allegations of noncompliance rely on new interpretations of the CCR Rule requirements. The January Actions of the Federal EPA and the Gavin Denial have been challenged in the U.S. Court of Appeals for the District of Columbia Circuit as unlawful rulemaking that revises the existing CCR Rule requirements without proper notice and without opportunity for comment. Management is unable to predict the outcome of that litigation or how it may impact the Federal EPA’s interpretation of the CCR Rule.

In July 2022, the Federal EPA proposed conditional approval of the pending extension request for APCo’s Mountaineer Plant. The Federal EPA alleged that the Mountaineer Plant was not fully compliant with the CCR Rule. In December 2022, AEP withdrew the pending extension request for the Mountaineer Plant as work to construct new CCR disposal facilities was completed and the extension was no longer needed. In addition, AEP ceased receiving ash in the other ponds subject to the extension requests, completed construction of new, CCR Rule compliant facilities and withdrew all of the remaining applications for additional time to develop alternative disposal capacity.

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

In May 2023, the Federal EPA proposed revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is proposing that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. The proposal establishes accelerated compliance deadlines for legacy surface impoundments to meet regulatory requirements, including a requirement to initiate closure within one year after the effective date of the final rule. The Federal EPA's proposal would require evaluations to be completed at both active facilities and inactive facilities with one or more legacy surface impoundments. If finalized, AEP may incur material, additional costs complying with the Federal EPA’s proposal, including costs to upgrade or close and replace legacy CCR surface impoundments and to conduct any required remedial actions including removal of coal ash. In addition, AEP would need to seek cost recovery through regulated rates, including proposing new regulatory mechanisms for cost recovery, for which regulatory approval cannot be assured. The proposed rule, if finalized, could have a material adverse impact on net income, cash flows and financial condition if AEP cannot ultimately recover any additional costs of compliance.

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

The definition of “waters of the United States” has been subject to rule making and litigation which has led to inconsistent scope among the states. Management will continue to monitor developments in rule making and litigation for any potential impact to operations.

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

The table below summarizes the net book value, as of December 31, 2023, of generating facilities retired or planned for early retirement in advance of the retirement date currently authorized for ratemaking purposes:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset		Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)						(in millions)
PSO	Northeastern Plant, Unit 3	$104.5	$164.2		2026		(c)	$15.0
SWEPCo	Pirkey Plant	—	114.4	(d)	2023		(e)	—
SWEPCo	Welsh Plant, Units 1 and 3	352.0	125.6		2028	(f)	(g)	38.6

(a)Net book value including CWIP excluding cost of removal and materials and supplies.
(b)These amounts represent the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)Represents Arkansas and Texas jurisdictional share.
(e)As part of the 2021 Arkansas Base Rate Case, the APSC granted SWEPCo regulatory asset treatment. SWEPCo will request recovery including a weighted average cost of capital carrying charge through a future proceeding. The Texas share of the Pirkey Plant will be addressed in SWEPCo’s next base rate case. See the “Coal-Fired Generation Plants” section of Note 5 for additional information.
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

AEP’s Reportable Segments

AEP’s primary business is the generation, transmission and distribution of electricity.  Within its Vertically Integrated Utilities segment, AEP centrally dispatches generation assets and manages its overall utility operations on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight.  Intersegment sales and transfers are generally based on underlying contractual arrangements and agreements. AEP’s reportable segments are as follows:

•Vertically Integrated Utilities
•Transmission and Distribution Utilities
•AEP Transmission Holdco
•Generation & Marketing

The remainder of AEP’s activities are presented as Corporate and Other, which is not considered a reportable segment. See Note 9 - Business Segments for additional information on AEP’s segments.

The following discussion of AEP’s results of operations by operating segment provides a comparison of Earnings Attributable to AEP Common Shareholders for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For AEP’s Vertically Integrated Utilities and Transmission and Distribution Utilities segment and subsidiary registrants within these segments, the results include revenues from rate rider mechanisms designed to recover fuel, purchased power and other recoverable expenses such that the revenues and expenses associated with these items generally offset and do not affect Earnings Attributable to AEP Common Shareholders. For additional information regarding the financial results for the years ended December 31, 2023 and 2022 see the discussions of Results of Operations by Subsidiary Registrant.

A detailed discussion of AEP’s 2022 results of operations by operating segment can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operation section included in the 2022 Annual Report on Form 10-K filed with the SEC on February 23, 2023.

The following tables present Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Vertically Integrated Utilities	$1,090.4	$1,292.0	$1,113.6
Transmission and Distribution Utilities	698.7	595.7	543.4
AEP Transmission Holdco	702.9	673.5	677.8
Generation & Marketing	(26.3)	283.6	217.5
Corporate and Other	(257.6)	(537.6)	(64.2)
Earnings Attributable to AEP Common Shareholders	$2,208.1	$2,307.2	$2,488.1

Year Ended December 31, 2023
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing
	(in millions)
Revenues	$11,449.5	$5,713.3	$1,728.5	$1,632.2
Fuel, Purchased Electricity and Other	4,150.3	1,214.8	—	1,487.8
Other Operation and Maintenance	3,211.1	1,947.8	141.6	132.9
Asset Impairments and Other Related Charges	85.6	—	—	—
Loss on the Sale of the Competitive Contracted Renewables Portfolio	—	—	—	92.7
Depreciation and Amortization	1,876.4	784.7	402.6	42.7
Taxes Other Than Income Taxes	512.5	668.0	290.1	6.6
Operating Income (Loss)	1,613.6	1,098.0	894.2	(130.5)
Other Income	25.6	2.8	8.9	44.8
Allowance for Equity Funds Used During Construction	46.3	45.5	83.1	—
Non-Service Cost Components of Net Periodic Benefit Cost	126.3	56.2	6.2	26.2
Interest Expense	(764.5)	(363.6)	(202.6)	(76.0)
Income (Loss) Before Income Tax Expense (Benefit) and Equity Earnings (Loss)	1,047.3	838.9	789.8	(135.5)
Income Tax Expense (Benefit)	(45.2)	140.2	166.0	(122.9)
Equity Earnings (Loss) of Unconsolidated Subsidiary	1.4	—	82.9	(16.5)
Net Income (Loss)	1,093.9	698.7	706.7	(29.1)
Net Income (Loss) Attributable to Noncontrolling Interests	3.5	—	3.8	(2.8)
Earnings (Loss) Attributable to AEP Common Shareholders	$1,090.4	$698.7	$702.9	$(26.3)

Year Ended December 31, 2022
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing
	(in millions)
Revenues	$11,477.5	$5,512.0	$1,677.0	$2,466.9
Fuel, Purchased Electricity and Other	4,007.9	1,287.3	—	1,984.3
Other Operation and Maintenance	3,287.2	1,864.2	165.7	118.7
Asset Impairments and Other Related Charges	24.9	—	—	—
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—	—	—
Gain on Sale of Mineral Rights	—	—	—	(116.3)
Depreciation and Amortization	2,007.2	746.7	355.0	93.0
Taxes Other Than Income Taxes	504.9	659.9	277.6	11.1
Operating Income	1,682.4	953.9	878.7	376.1
Other Income	30.2	4.9	2.0	38.9
Allowance for Equity Funds Used During Construction	29.5	33.6	70.6	—
Non-Service Cost Components of Net Periodic Benefit Cost	109.8	47.6	5.0	20.6
Interest Expense	(650.9)	(328.0)	(169.3)	(51.8)
Income Before Income Tax Expense (Benefit) and Equity Earnings (Loss)	1,201.0	712.0	787.0	383.8
Income Tax Expense (Benefit)	(93.8)	116.9	193.6	(83.1)
Equity Earnings (Loss) of Unconsolidated Subsidiary	1.4	0.6	83.4	(192.4)
Net Income	1,296.2	595.7	676.8	274.5
Net Income (Loss) Attributable to Noncontrolling Interests	4.2	—	3.3	(9.1)
Earnings Attributable to AEP Common Shareholders	$1,292.0	$595.7	$673.5	$283.6

Year Ended December 31, 2021
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing
	(in millions)
Revenues	$9,998.5	$4,492.9	$1,526.2	$2,163.7
Fuel, Purchased Electricity and Other	3,144.2	729.9	—	1,806.8
Other Operation and Maintenance	3,043.1	1,573.9	132.3	97.5
Asset Impairments and Other Related Charges	11.6	—	—	—
Depreciation and Amortization	1,747.6	690.3	306.0	80.9
Taxes Other Than Income Taxes	497.3	640.9	245.0	10.5
Operating Income	1,554.7	857.9	842.9	168.0
Other Income	13.5	2.6	0.7	4.2
Allowance for Equity Funds Used During Construction	40.2	32.3	67.2	—
Non-Service Cost Components of Net Periodic Benefit Cost	67.9	29.0	2.1	15.4
Interest Expense	(574.2)	(300.9)	(146.3)	(15.6)
Income Before Income Tax Expense (Benefit) and Equity Earnings (Loss)	1,102.1	620.9	766.6	172.0
Income Tax Expense (Benefit)	(11.2)	77.5	159.6	(48.8)
Equity Earnings (Loss) of Unconsolidated Subsidiary	3.4	—	75.0	(10.6)
Net Income	1,116.7	543.4	682.0	210.2
Net Income (Loss) Attributable to Noncontrolling Interests	3.1	—	4.2	(7.3)
Earnings Attributable to AEP Common Shareholders	$1,113.6	$543.4	$677.8	$217.5

VERTICALLY INTEGRATED UTILITIES

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Years Ended December 31,
	2023	2022	2021
	(in millions of KWhs)
Retail:
Residential	30,290	32,835	32,149
Commercial	23,481	23,770	22,833
Industrial	34,148	34,532	33,181
Miscellaneous	2,229	2,316	2,214
Total Retail	90,148	93,453	90,377

Wholesale (a)	13,401	16,099	19,025

Total KWhs	103,549	109,552	109,402

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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Years Ended December 31,
	2023	2022	2021
	(in degree days)
Eastern Region
Actual – Heating (a)	1,992	2,709	2,438
Normal – Heating (b)	2,719	2,717	2,720

Actual – Cooling (c)	1,003	1,187	1,268
Normal – Cooling (b)	1,119	1,106	1,110

Western Region
Actual – Heating (a)	1,068	1,523	1,241
Normal – Heating (b)	1,464	1,455	1,461

Actual – Cooling (c)	2,590	2,695	2,370
Normal – Cooling (b)	2,277	2,247	2,246

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Reconciliation of Year Ended December 31, 2022 to Year Ended December 31, 2023
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Year Ended December 31, 2022	$1,292.0

Changes in Revenues:
Retail Revenues	(12.8)
Off-system Sales	56.7
Transmission Revenues	(51.3)
Other Revenues	(20.6)
Total Change in Revenues	(28.0)

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(142.4)
Other Operation and Maintenance	76.1
Asset Impairments and Other Related Charges	(60.7)
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)
Depreciation and Amortization	130.8
Taxes Other Than Income Taxes	(7.6)
Other Income	(4.6)
Allowance for Equity Funds Used During Construction	16.8
Non-Service Cost Components of Net Periodic Pension Cost	16.5
Interest Expense	(113.6)
Total Change in Expenses and Other	(125.7)

Income Tax Benefit	(48.6)
Net Income Attributable to Noncontrolling Interests	0.7

Year Ended December 31, 2023	$1,090.4

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $13 million primarily due to the following:
•A $182 million decrease in weather-related usage primarily in the residential class driven by a 28% decrease in heating degree days and a 7% decrease in cooling degree days.
•An $80 million decrease in fuel revenues primarily due to decreases at I&M, SWEPCo and KPCo, partially offset by increases at APCo and PSO.
•A $54 million decrease in rider revenues at I&M.
These decreases were partially offset by:
•A $71 million increase in base rate revenues at PSO.
•A $70 million increase at SWEPCo primarily due to base rate revenue increases in Louisiana and Arkansas and rider increases in all retail jurisdictions.
•A $68 million increase at APCo and WPCo due to rider revenues in Virginia and West Virginia.
•A $41 million increase in weather-normalized retail margins primarily in the commercial and residential classes.
•A $34 million increase at APCo due to lower customer refunds related to Tax Reform.
•A $20 million increase at APCo due to a base rate increase in Virginia implemented in October 2022 following the Virginia Supreme Court remand.
•Off-system Sales increased $57 million primarily due to an increase at I&M primarily due to economic hedging activity and Rockport Plant, Unit 2 merchant sales. This increase was partially offset by decreases at APCo and SWEPCo.
•Transmission Revenues decreased $51 million primarily due to the following:
•A $33 million decrease in transmission formula rate true-up activity.
•A $13 million decrease due to a FERC order which denied stand-alone treatment of NOLCs in transmission formula rates.
•Other Revenues decreased $21 million primarily due to a decrease in pole attachment revenue at APCo and WPCo.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $142 million primarily due to increases at APCo, PSO and WPCo, partially offset by decreases at I&M, SWEPCo and KPCo. The increase at APCo and WPCo includes the disallowance of under-recovered ENEC regulatory assets in West Virginia.
•Other Operation and Maintenance expenses decreased $76 million primarily due to the following:
•A $76 million decrease in transmission services.
•A $67 million decrease in employee-related expenses.
•A $40 million decrease due to a charitable contribution to the AEP Foundation in 2022.
These decreases were partially offset by:
•A $34 million increase in Demand Side Management expenses at I&M.
•A $33 million increase in accounts receivable factoring expenses as a result of increased interest rates.
•A $21 million increase at APCo due to the amortization of the regulatory asset established in accordance with the August 2022 Virginia Supreme Court opinion related to under-earnings during the 2017-2019 Triennial Review.
•A $20 million increase due to a FERC order which denied stand-alone treatment of NOLCs in transmission formula rates.
•Asset Impairments and Other Related Charges increased $61 million primarily due to the following:
•An $86 million increase at SWEPCo due to the probable disallowance of Turk Plant capitalized AFUDC in excess of the Texas jurisdictional capital cost cap as a result of the PUCT’s December 2023 preliminary order in the 2012 Texas Base Rate Case.
This increase was partially offset by:
•A $25 million decrease at APCo due to a prior year write-off of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion related to the 2017-2019 Virginia Triennial Review.
•Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset decreased $37 million at APCo due to a prior year establishment of a regulatory asset in accordance with the August 2022 Virginia Supreme Court opinion related to under-earning during the 2017-2019 Triennial Review.
•Depreciation and Amortization expenses decreased $131 million primarily due to a $170 million decrease at AEGCo and I&M due to the expiration of the Rockport Plant, Unit 2 lease in December 2022, partially offset by an increase in depreciation expense due to the acquisition of Rockport Plant, Unit 2 at the end of the lease.
•Taxes Other Than Income Taxes increased $8 million primarily due to the following:
•A $15 million increase at PSO and SWEPCo primarily due to increased property taxes driven by the investment in NCWF.
•A $5 million increase at APCo primarily due to an increase in Virginia state minimum taxes.
These increases were partially offset by:
•A $13 million decrease at I&M primarily due to the repeal of the Indiana Utility Receipts Tax in July 2022.
•Allowance for Equity Funds Used During Construction increased $17 million primarily due to higher AFUDC equity rates and CWIP at PSO and SWEPCo.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $17 million primarily due to the change in loss amortization for the plans and an increase in the expected return on asset assumption, partially offset by higher interest costs due to increased discount rates.
•Interest Expense increased $114 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Benefit decreased $49 million primarily due to the following:
•A $29 million increase in state taxes.
•A $27 million decrease due to a decrease in amortization of Excess ADIT.
•A $19 million decrease related to tax return to provision adjustments.
These decreases were partially offset by:
•A $27 million increase due to PTCs.

TRANSMISSION AND DISTRIBUTION UTILITIES

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Years Ended December 31,
	2023	2022	2021
	(in millions of KWhs)
Retail:
Residential	26,099	27,479	26,830
Commercial	30,419	27,448	25,514
Industrial	26,571	25,435	23,919
Miscellaneous	745	753	737
Total Retail (a)	83,834	81,115	77,000

Wholesale (b)	1,922	2,198	2,018

Total KWhs	85,756	83,313	79,018

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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Years Ended December 31,
	2023	2022	2021
	(in degree days)
Eastern Region
Actual – Heating (a)	2,380	3,116	2,815
Normal – Heating (b)	3,185	3,185	3,190

Actual – Cooling (c)	842	1,121	1,222
Normal – Cooling (b)	1,026	1,011	1,016

Western Region
Actual – Heating (a)	197	450	341
Normal – Heating (b)	318	312	310

Actual – Cooling (d)	3,208	2,984	2,653
Normal – Cooling (b)	2,737	2,714	2,712

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)Western Region cooling degree days are calculated on a 70 degree temperature base.

 Reconciliation of Year Ended December 31, 2022 to Year Ended December 31, 2023
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Year Ended December 31, 2022	$595.7

Changes in Revenues:
Retail Revenues	186.2
Off-system Sales	(86.4)
Transmission Revenues	56.6
Other Revenues	44.9
Total Change in Revenues	201.3

Changes in Expenses and Other:
Purchased Electricity for Resale	149.4
Purchased Electricity from AEP Affiliates	(77.0)
Other Operation and Maintenance	(83.6)
Depreciation and Amortization	(38.0)
Taxes Other Than Income Taxes	(8.1)
Other Income	(2.1)
Allowance for Equity Funds Used During Construction	11.9
Non-Service Cost Components of Net Periodic Benefit Cost	8.6
Interest Expense	(35.6)
Total Change in Expenses and Other	(74.5)

Income Tax Expense	(23.3)
Equity Earnings of Unconsolidated Subsidiaries	(0.6)

Year Ended December 31, 2023	$698.6

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $186 million primarily due to the following:
•A $225 million increase in Ohio rider revenues.
•A $25 million increase in interim rates driven by increased distribution investment in Texas.
These increases were partially offset by:
•A $59 million decrease in weather-related usage primarily due to a 28% decrease in heating degree days.
•A $13 million decrease in weather-normalized revenues in all retail classes in Texas.
•A $7 million decrease in revenue from rate riders in Texas.
•Off-system Sales decreased $86 million primarily due to decreased sales at OVEC driven by lower market prices and volume.
•Transmission Revenues increased $57 million primarily due to the following:
•A $28 million increase in load in Texas.
•A $27 million increase in interim rates primarily due to transmission investments in Texas.
•Other Revenues increased $45 million primarily due to refundable sales of renewable energy credits in Ohio.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses decreased $149 million primarily due to the following:
•A $129 million increase in deferrals of OVEC costs.
•A $69 million decrease in auction volumes primarily due to decreased load, partially offset by higher prices in Ohio.
These decreases were partially offset by:
•A $36 million increase in recoverable expenses due to creation, consumption and liquidation of renewable energy credits and recoverable renewable energy purchase agreement expenses.
•Purchased Electricity from AEP Affiliates expenses increased $77 million due to increased affiliated auction volumes driven by AEP Energy auctions won in June 2023 in Ohio.

•Other Operation and Maintenance expenses increased $84 million primarily due to the following:
•A $96 million increase due to an energy assistance program for qualified Ohio customers.
•A $34 million increase in transmission expenses due to an increase in recoverable PJM expenses driven by additional transmission investment.
•A $23 million increase in recoverable distribution expenses primarily related to vegetation management in Ohio.
•A $13 million increase in distribution-related expenses in Texas.
These increases were partially offset by:
•A $32 million decrease due to legislation passed in Texas in May 2023 allowing employee financially based incentives to be recovered in Texas.
•A $22 million decrease in employee-related expenses.
•An $18 million decrease due to a charitable contribution to the AEP Foundation in 2022.
•An $11 million decrease in recoverable transmission expenses in Texas.
•Depreciation and Amortization expenses increased $38 million primarily due to a higher depreciable base, partially offset by a decrease in recoverable rider depreciable expenses in Ohio.
•Taxes Other Than Income Taxes increased $8 million primarily due to an increase in Ohio in property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Allowance for Equity Funds Used During Construction increased $12 million due to a higher AFUDC base.
•Non-Service Cost Components of Net Period Benefit Cost decreased $9 million primarily due to the change in loss amortization for the plans and an increase in the expected return on asset assumption, partially offset by higher interest costs due to increased discount rates.
•Interest Expense increased $36 million primarily due to a $58 million increase related to higher debt balances and interest rates, partially offset by a $19 million decrease related to higher AFUDC base and rates.
•Income Tax Expense increased $23 million primarily due to an increase in pretax book income.

AEP TRANSMISSION HOLDCO

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	December 31,
	2023	2022
	(in millions)
Plant in Service	$14,630.2	$13,217.3
Construction Work in Progress	1,733.8	1,667.5
Accumulated Depreciation and Amortization	1,332.8	1,062.5
Total Transmission Property, Net	$15,031.2	$13,822.3

Reconciliation of Year Ended December 31, 2022 to Year Ended December 31, 2023
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Year Ended December 31, 2022	$673.5

Changes in Transmission Revenues:
Transmission Revenues	51.5
Total Change in Transmission Revenues	51.5

Changes in Expenses and Other:
Other Operation and Maintenance	24.1
Depreciation and Amortization	(47.6)
Taxes Other Than Income Taxes	(12.5)
Interest and Investment Income	6.9
Allowance for Equity Funds Used During Construction	12.5
Non-Service Cost Components of Net Periodic Pension Cost	1.2
Interest Expense	(33.3)
Total Change in Expenses and Other	(48.7)

Income Tax Expense	27.6
Equity Earnings of Unconsolidated Subsidiary	(0.5)
Net Income Attributable to Noncontrolling Interests	(0.5)

Year Ended December 31, 2023	$702.9

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $52 million primarily due to a $172 million increase driven by continued investment in transmission assets, partially offset by a $120 million decrease due to a FERC order which denied stand-alone treatment of NOLCs in transmission formula rates.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses decreased $24 million primarily due to the following:
•A $13 million decrease in employee-related expenses.
•An $11 million decrease due to a charitable contribution to the AEP Foundation in 2022.
•Depreciation and Amortization expenses increased $48 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $13 million primarily due to higher property taxes as a result of increased transmission investments, partially offset by lower property tax rates.
•Interest and Investment Income increased $7 million primarily due to higher advances to affiliates and interest rates.
•Allowance for Equity Funds Used During Construction increased $13 million primarily due to higher CWIP balances throughout 2023.
•Interest Expense increased $33 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense decreased $28 million primarily due to a decrease in state taxes primarily driven by tax adjustments and deferred state tax remeasurements.

GENERATION & MARKETING

Reconciliation of Year Ended December 31, 2022 to Year Ended December 31, 2023
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Year Ended December 31, 2022	$283.6

Changes in Revenues:
Merchant Generation	(162.9)
Renewable Generation	(55.3)
Retail, Trading and Marketing	(616.5)
Total Change in Revenues	(834.7)

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	496.5
Other Operation and Maintenance	(14.2)
Loss on the Sale of the Competitive Contracted Renewables Portfolio	(92.7)
Gain on Sale of Mineral Rights	(116.3)
Depreciation and Amortization	50.3
Taxes Other Than Income Taxes	4.5
Interest and Investment Income	5.9
Non-Service Cost Components of Net Periodic Benefit Cost	5.6
Interest Expense	(24.2)
Total Change in Expenses and Other	315.4

Income Tax Benefit	39.8
Equity Earnings of Unconsolidated Subsidiaries	175.9
Net Loss Attributable to Noncontrolling Interests	(6.3)

Year Ended December 31, 2023	$(26.3)

The major components of the decrease in Revenues were as follows:

•Merchant Generation decreased $163 million primarily due to lower market prices in 2023.
•Renewable Generation decreased $55 million primarily due to the sale of competitive contracted renewables portfolio in August 2023.
•Retail, Trading and Marketing decreased $617 million primarily due to a $314 million unrealized loss on economic hedge activity in 2023 and an $87 million unrealized gain on economic hedge activity in 2022 driven by changes in commodity prices.

Expenses and Other, Income Tax Benefit and Equity Earnings of Unconsolidated Subsidiaries changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $497 million primarily due to a reduction in energy costs in 2023.
•Other Operation and Maintenance expenses increased $14 million primarily due to a decrease in land sales and a prior year sale of renewable development projects.
•Loss on the Sale of the Competitive Contracted Renewables Portfolio increased $93 million due to the pretax loss on the sale in 2023.
•Gain on Sale of Mineral Rights decreased $116 million due to the prior year sale of mineral rights.
•Depreciation and Amortization expenses decreased $50 million primarily due to the ceasing of depreciation on the competitive contracted renewables portfolio as a result of held for sale classification and subsequent sale in 2023.
•Interest and Investment Income increased $6 million primarily due to higher interest rates on advances to affiliates.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $6 million primarily due to the elimination of loss amortization for the Qualified plan and an increase in the Qualified expected return on asset assumption from 5.25% for 2022 to 7.50% for 2023.
•Interest Expense increased $24 million primarily due to higher interest rates in 2023.

•Income Tax Benefit increased $40 million primarily due to:
• A $74 million increase due to a decrease in pretax book income.
This increase was partially offset by:
•A $19 million decrease due to the remeasurement of deferred state taxes.
•A $9 million decrease due to a decrease in tax credits.
•Equity Earnings of Unconsolidated Subsidiaries increased $176 million primarily due to:
•A $182 million impairment of AEP’s investment in Flat Ridge 2 Wind LLC in 2022.
This increase was partially offset by:
•A $19 million impairment of AEP’s investment in New Mexico Renewable Development joint venture in 2023.
•Net Loss Attributable to Noncontrolling Interests increased $6 million primarily due to the sale of the competitive contracted renewables portfolio in August 2023.

CORPORATE AND OTHER

2023 Compared to 2022

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $538 million in 2022 to a loss of $258 million in 2023 primarily due to:

•A $363 million pretax loss in 2022 related to the anticipated sale of the Kentucky Operations which was terminated in 2023.
•An $81 million increase in interest income, primarily due to higher interest rates on advances to affiliates.
•A $56 million decrease in corporate expenses, primarily due to adjustments driven by the termination of the sale of the Kentucky Operations.
•A $49 million increase in factoring revenues from the affiliates.
•A $30 million increase at EIS, primarily due to higher returns on investments.
•A $24 million increase due to asset impairments and other related charges in 2022.
These increases in earnings were partially offset by:
•A $286 million increase in interest expense due to higher interest rates and an increase in debt balances.
•A $46 million increase in Income Tax Expense primarily due to the following:
•A $66 million increase due to the loss on the anticipated sale of the Kentucky Operations in 2022.
This increase was partially offset by:
•A $15 million decrease due to favorable permanent tax adjustments in the current year and unfavorable permanent tax adjustments in 2022.

AEP CONSOLIDATED INCOME TAXES

2023 Compared to 2022

•Income Tax Expense increased $49 million primarily due to the following:
•A $58 million increase in state tax expense primarily driven by consolidated tax adjustments and deferred state tax remeasurements.
•A $22 million decrease in amortization of Excess ADIT.
•A $22 million decrease in PTCs.
These increases in Income Tax Expense were partially offset by:
•A $36 million increase in amortization of deferred ITCs resulting from the sale of the competitive contracted renewables portfolio.
•A $16 million decrease due to favorable permanent tax adjustments in the current year and unfavorable permanent tax adjustments in 2022.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

SIGNIFICANT CASH REQUIREMENTS

AEP’s contractual cash obligations include amounts reported on the balance sheets and other obligations disclosed in the footnotes. It is anticipated that these obligations will be satisfied through a combination of cash flows from operations, long-term debt issuances, short-term debt through AEP’s Commercial Paper Program or bank term loans, proceeds from the sale of competitive contracted renewables and the use of the ATM Program or other equity issuances.

Capital Expenditures

Continued capital investments reflect AEP’s commitment to enhance service and deliver reliable, clean energy and advanced technologies that exceed customer expectations. See “Budgeted Capital Expenditures” herein, for additional information.

Long-term Debt

Long-term debt maturities, including interest, represent a significant cash requirement for AEP and the Registrant Subsidiaries. See Note 14 - Financing Activities for additional information relating to the Registrant Subsidiaries’ long-term debt outstanding as of December 31, 2023, the weighted-average interest rate applicable to each debt category and a schedule of debt maturities over the next five years.

Other Significant Cash Requirements

Operating and finance leases represent a significant component of funding requirements for AEP and the Registrant Subsidiaries. See Note 13 - Leases for additional information.

AEP subsidiaries have substantial commitments for fuel, energy and capacity contracts as part of the normal course of business. See Note 6 - Commitments, Guarantees and Contingencies for additional information.

As of December 31, 2023, AEP expected to make contributions to the pension plans totaling $7 million in 2024. Estimated contributions of $110 million in 2025 and $6 million in 2026 may vary significantly based on market returns, changes in actuarial assumptions and other factors. Based upon the projected benefit obligation and fair value of assets available to pay pension benefits, the pension plans were 99% funded as of December 31, 2023. See “Estimated Future Benefit Payments and Contributions” section of Note 8 for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	December 31,
	2023		2022
	(dollars in millions)
Long-term Debt, including amounts due within one year	$40,143.2	58.8%	$36,801.0	56.6%
Short-term Debt	2,830.2	4.2	4,112.2	6.3
Total Debt	42,973.4	63.0	40,913.2	62.9
AEP Common Equity	25,246.7	37.0	23,893.4	36.7
Noncontrolling Interests	39.2	—	229.0	0.4
Total Debt and Equity Capitalization	$68,259.3	100.0%	$65,035.6	100.0%

AEP’s ratio of debt-to-total capital increased slightly from 62.9% to 63.0% as of December 31, 2022 and December 31, 2023, respectively, primarily due to an increase in Long-term Debt to support distribution, transmission and renewable investment growth in addition to working capital needs. This was partially offset by the issuance of common equity in connection with the settlement of the forward equity purchase contracts related to the 2020 Equity Units and the utilization of cash proceeds received from the sale of the competitive contracted renewables portfolio to reduce Short-term Debt.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity under its existing credit facilities. As of December 31, 2023, AEP had $5 billion in revolving credit facilities to support its commercial paper program. Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged. Sources of long-term funding include issuance of long-term debt, leasing agreements, hybrid securities or common stock. AEP and its utilities finance its operations with commercial paper and other variable rate instruments that are subject to fluctuations in interest rates. To the extent that there is an increase in interest rates, it could reduce future net income and cash flows and impact financial condition.

Market volatility and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness. AEP is also monitoring the current bank environment and any impacts thereof. AEP was not materially impacted by these conditions during the year ended December 31, 2023.

In August 2023, AEP completed the sale of the entire Competitive Contracted Renewables Portfolio to a nonaffiliated party and received cash proceeds of approximately $1.2 billion, net of taxes and transaction costs. The proceeds were used to pay down debt balances and support AEP’s overall capital expenditure plans. See the “Dispositions” section of Note 7 for additional information.

AEP continues to address the cash flow implications of increased fuel and purchased power costs, see “Deferred Fuel Costs” section of Executive Overview for additional information. In January 2024, AEP made a capital contribution to APCo and WPCo, totaling $100 million and $75 million, respectively. These contributions were made to help address the impact of the January 2024 WVPSC order that resulted in the December write-off of $222 million ($127 million attributable to APCo and $95 million attributable to WPCo) of under-recovered ENEC regulatory assets. See “ENEC (Expanded Net Energy Cost) Filings” of Note 4 for additional information.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of December 31, 2023, available liquidity was approximately $3.4 billion as illustrated in the table below:

	Amount	Maturity
	(in millions)
Commercial Paper Backup:
Revolving Credit Facility	$4,000.0	March 2027
Revolving Credit Facility	1,000.0	March 2025
Cash and Cash Equivalents	330.1
Total Liquidity Sources	5,330.1
Less: AEP Commercial Paper Outstanding	1,937.9
Net Available Liquidity	$3,392.2

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during 2023 was $3.2 billion.  The weighted-average interest rate for AEP’s commercial paper during 2023 was 5.38%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. As of December 31, 2023, AEP issued letters of credit on behalf of subsidiaries under six uncommitted facilities with a total capacity of $450 million.  The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities, as of December 31, 2023, was $257 million with maturities ranging from January 2024 to November 2024.

Financing Plan

As of December 31, 2023, AEP had $2.5 billion of long-term debt due within one year. This included $510 million of Pollution Control Bonds with mandatory tender dates and credit support for variable interest rates that requires the debt be classified as current and $205 million of securitization bonds and DCC Fuel notes.  Management plans to refinance the majority of the maturities due within one year on a long-term basis.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables. The agreement was amended in August 2023 to increase the commitment from $750 million and expires in September 2025. As of December 31, 2023, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.
Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of December 31, 2023, this contractually-defined percentage was 59.9%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $50 million, would cause an event of default under these credit agreements.  This condition also applies in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

ATM Program

AEP participates in an ATM offering program that allows AEP to issue, from time to time, up to an aggregate of $1.7 billion of its common stock, including shares of common stock that may be sold pursuant to an equity forward sales agreement. There were no issuances under the ATM program for the year ended December 31, 2023. As of December 31, 2023, approximately $1.7 billion of equity is available for issuance under the ATM offering program. See Note 14 - Financing Activities for additional information.

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

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.88 per share in January 2024.  Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 14 for additional information.

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

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$556.5	$451.4	$438.3
Net Cash Flows from Operating Activities	5,012.2	5,288.0	3,839.9
Net Cash Flows Used for Investing Activities	(6,266.7)	(7,751.8)	(6,433.9)
Net Cash Flows from Financing Activities	1,077.0	2,568.9	2,607.1
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(177.5)	105.1	13.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$379.0	$556.5	$451.4

Operating Activities

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Net Income	$2,212.6	$2,305.6	$2,488.1
Non-Cash Adjustments to Net Income (a)	3,394.5	3,461.6	3,025.9
Mark-to-Market of Risk Management Contracts	8.8	15.5	112.3
Property Taxes	(41.1)	(41.2)	(68.0)
Deferred Fuel Over/Under Recovery, Net	892.8	(319.2)	(1,647.9)
Change in Other Noncurrent Assets (b)	(780.9)	(234.4)	(365.5)
Change in Other Noncurrent Liabilities	29.0	337.8	206.4
Change in Certain Components of Working Capital	(703.5)	(237.7)	88.6
Net Cash Flows from Operating Activities	$5,012.2	$5,288.0	$3,839.9

(a)Includes Depreciation and Amortization, Rockport Plant, Unit 2 Lease Amortization, Deferred Income Taxes, Loss on the Expected Sale of the Kentucky Operations, Loss on the Sale of the Competitive Contracted Renewables Portfolio, Asset Impairments and Other Related Charges, Impairment of Equity Method Investment, Allowance for Equity Funds Used During Construction, Amortization of Nuclear Fuel, Gain on Sale of Mineral Rights and Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset.
(b)Includes Change in Regulatory Assets.

2023 Compared to 2022

Net Cash Flows from Operating Activities decreased by $276 million primarily due to the following:
•A $547 million decrease in cash from Change in Other Noncurrent Assets primarily due to incremental other operation and maintenance storm restoration expenses incurred in several jurisdictions in addition to timing differences in collections from customers under rate rider mechanisms. See Note 4 - Rate Matters and Note 5 - Effects of Regulation for additional information.
•A $466 million decrease in cash from the Change in Certain Components of Working Capital. The decrease is primarily due to fuel, material and supplies driven by current year increases in coal inventory, the return of margin deposits from PJM in 2022 and the timing of accounts payable. These decreases were partially offset by the timing of accounts receivable.
•A $309 million decrease in cash from Changes in Other Noncurrent Liabilities. The decrease is primarily due to changes in provisions for refunds and regulatory liabilities driven by timing differences in refunds to customers under rate rider mechanisms in addition to an increase in ARO settlements in 2023. See Note 5 - Effects of Regulation and Note 18 - Property, Plant and Equipment for additional information.
•A $160 million decrease in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.
These decreases in cash were offset by:
•A $1.2 billion increase in cash primarily due to the timing of fuel and purchased power revenues and expenses. See the “Deferred Fuel Costs” section of Executive Overview for additional information.

Investing Activities

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Construction Expenditures	$(7,378.3)	$(6,671.7)	$(5,659.6)
Acquisitions of Nuclear Fuel	(128.2)	(100.7)	(104.5)
Acquisition of Renewable Energy Facilities	(155.2)	(1,207.3)	(767.2)
Proceeds on Sale of Assets	1,341.4	218.0	118.9
Other	53.6	9.9	(21.5)
Net Cash Flows Used for Investing Activities	$(6,266.7)	$(7,751.8)	$(6,433.9)

2023 Compared to 2022

Net Cash Flows Used for Investing Activities decreased by $1.5 billion primarily due to the following:
•A $1.1 billion decrease due to the 2022 acquisition of Traverse, partially offset by the 2023 acquisition of the Rock Falls Wind Facility. See “Acquisitions” section of Note 7 for additional information.
•A $1.1 billion increase in Proceeds from Sale of Assets, primarily due to the sale of the competitive contracted renewables portfolio in 2023, partially offset by the sale of certain mineral rights in 2022. See “Dispositions” section of Note 7 for additional information.
These decreases in cash used were partially offset by:
•A $707 million increase in Construction Expenditures, primarily due to increases in Vertically Integrated Utilities of $374 million and Transmission and Distribution Utilities of $290 million.

Financing Activities

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Issuance of Common Stock	$999.6	$826.5	$600.5
Issuance/Retirement of Debt, Net	1,984.7	3,802.5	3,631.7
Dividends Paid on Common Stock	(1,760.4)	(1,645.2)	(1,519.5)
Principal Payments for Finance Lease Obligations	(68.3)	(309.5)	(64.0)
Other	(78.6)	(105.4)	(41.6)
Net Cash Flows from Financing Activities	$1,077.0	$2,568.9	$2,607.1

2023 Compared to 2022

Net Cash Flows from Financing Activities decreased by $1.5 billion primarily due to the following:
•A $2.8 billion decrease due to changes in short-term debt. See Note 14 - Financing Activities for additional information.
•A $115 million decrease due to an increase in dividends paid on common stock.
These decreases in cash were partially offset by:
•An $813 million increase in issuances of long-term debt. See Note 14 - Financing Activities for additional information.
•A $241 million increase due to a decrease in Principal Payments for Finance Lease Obligations primarily driven by Rockport Plant, Unit 2 final lease payments in 2022.
•A $173 million increase in issuances of common stock primarily due to the settlement of the 2020 equity units. See “Equity Units” section of Note 14 for additional information.
•A $149 million increase due to decreased retirements of long-term debt. See Note 14 - Financing Activities for additional information.

The following financing activities occurred during 2023:

AEP Common Stock:

•During 2023, AEP issued 2.3 million shares of common stock under the incentive compensation, employee saving and dividend reinvestment plans. Additionally in 2023, AEP reissued 10 million shares of treasury stock to fulfill share commitments related to AEP’s Equity Units. See “Common Stock” and “Equity Units” section of Note 14 for additional information. AEP received net proceeds of $1 billion related to these issuances.

Debt:

•During 2023, AEP issued approximately $5.5 billion of long-term debt, including $5.1 billion of senior unsecured notes at interest rates ranging from 5% to 7%, $296 million of other debt at various interest rates and $125 million of pollution control bonds at interest rates ranging from 4.25% to 4.7%.  The proceeds from these issuances were primarily used to fund long-term debt maturities, construction programs and to help address working capital needs.
•During 2023, AEP entered into interest rate derivatives with notional amounts totaling $1.9 billion that were designated as cash flow hedges.  During 2023, settlements of AEP’s interest rate derivatives resulted in net cash paid of $44 million for derivatives designated as fair value hedges and net cash received of $20 million designated as cash flow hedges.  As of December 31, 2023, AEP had a total notional amount of $950 million of outstanding interest rate derivatives designated as fair value hedges and $350 million designated as cash flow hedges.

See “Long-term Debt Subsequent Events” section of Note 14 for Long-term debt and other securities issued, retired and principal payments made after December 31, 2023 through February 26, 2024, the date that the 10-K was issued.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $7.5 billion of capital expenditures in 2024.  For the four year period, 2025 through 2028, management forecasts capital expenditures of $35 billion. The expenditures are generally for transmission, generation, distribution, regulated renewables and required environmental investment to comply with the Federal EPA rules.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews, inflation and the ability to access capital.  Management expects to fund these capital expenditures through cash flows from operations, proceeds from the strategic sale of assets and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged. The estimated capital expenditures by Business Segment are as follows:

	2024 Budgeted Capital Expenditures							2025-2028
Segment	Environmental	Generation	Renewables	Transmission	Distribution	Other (a)	Total	Total
	(in millions)
Vertically Integrated Utilities	$49	$367	$531	$990	$1,311	$332	$3,580	$20,407
Transmission and Distribution Utilities	—	—	—	1,272	1,087	208	2,567	9,201
AEP Transmission Holdco	—	—	—	1,313	—	25	1,338	4,902
Generation & Marketing (b)	—	—	—	—	—	—	—	—
Corporate and Other	—	—	—	—	—	59	59	501
Total	$49	$367	$531	$3,575	$2,398	$624	$7,544	$35,011

(a)Amount primarily consists of facilities, software and telecommunications.
(b)No capital expenditures expected based on the anticipated sale of AEP Energy and AEP Onsite Partners in 2024.

The 2024 estimated capital expenditures by Registrant Subsidiary are as follows:

	2024 Budgeted Capital Expenditures
Company	Environmental	Generation	Renewables	Transmission	Distribution	Other (a)	Total
	(in millions)
AEP Texas	$—	$—	$—	$897	$549	$87	$1,533
AEPTCo	—	—	—	1,313	—	25	1,338
APCo	22	104	8	324	375	130	963
I&M	—	91	15	76	327	70	579
OPCo	—	—	—	375	538	121	1,034
PSO	—	61	36	133	289	50	569
SWEPCo	3	77	473	349	214	60	1,176

(a) Amount primarily consists of facilities, software and telecommunications.

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

Accrued unbilled revenues for the Vertically Integrated Utilities segment were $288 million and $354 million as of December 31, 2023 and 2022, respectively. The changes in unbilled electric utility revenues for AEP’s Vertically Integrated Utilities segment were $(66) million, $108 million and $(42) million for the years ended December 31, 2023, 2022 and 2021, respectively.  The changes in unbilled electric revenues are primarily due to changes in weather and rates.

Accrued unbilled revenues for the Transmission and Distribution Utilities segment were $191 million and $221 million as of December 31, 2023 and 2022, respectively. The changes in unbilled electric utility revenues for AEP’s Transmission and Distribution Utilities segment were $(30) million, $49 million and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively.  The changes in unbilled electric revenues are primarily due to changes in weather and rates.

Accrued unbilled revenues for the Generation & Marketing segment were $111 million and $109 million as of December 31, 2023 and 2022, respectively. The changes in unbilled electric utility revenues for AEP’s Generation & Marketing segment were $2 million, $(1) million and $24 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Pension and OPEB

AEPSC maintains a qualified, defined benefit pension plan (Qualified Plan), which covers substantially all nonunion and certain union employees, and unfunded, non-qualified supplemental plans (Nonqualified Plans) to provide benefits in excess of amounts permitted under the provisions of the tax law for participants in the Qualified Plan (collectively the Pension Plans).  AEPSC also sponsors OPEB plans to provide health and life insurance benefits for retired employees.  The Pension Plans and OPEB plans are collectively referred to as the Plans.

For a discussion of investment strategy, investment limitations, target asset allocations and the classification of investments within the fair value hierarchy, see “Investments Held in Trust for Future Liabilities” and “Fair Value Measurements of Assets and Liabilities” sections of Note 1.  See Note 8 - Benefit Plans for information regarding costs and assumptions for the Plans.

The following table shows the net periodic cost (credit) of the Plans:

	Years Ended December 31,
Net Periodic Cost (Credit)	2023	2022	2021
	(in millions)
Pension Plans	$(24.3)	$80.9	$138.2
OPEB	(107.1)	(144.8)	(122.0)

The net periodic benefit cost is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on the Plans’ assets.  In developing the expected long-term rate of return assumption for 2024, management evaluated input from actuaries and investment consultants, including their reviews of asset class return expectations as well as long-term inflation assumptions.  Management also considered historical returns of the investment markets and tax rates which affect a portion of the OPEB plans’ assets.  Management anticipates that the investment managers employed for the Plans will invest the assets to generate future returns averaging 7.25% for the Qualified Plan and 6.75% for the OPEB plans.

The expected long-term rate of return on the Plans’ assets is based on management’s targeted asset allocation and expected investment returns for each investment category.  Assumptions for the Plans are summarized in the following table:

	Pension Plans		OPEB
		Assumed/Expected		Assumed/Expected
	2024 Target	Long-Term	2024 Target	Long-Term
	Asset Allocation	Rate of Return	Asset Allocation	Rate of Return
Equity	30%	8.77%	58%	7.76%
Fixed Income	54%	6.02%	41%	5.77%
Other Investments	15%	9.39%	—	—
Cash and Cash Equivalents	1%	3.79%	1%	3.79%
Total	100%		100%

Management regularly reviews the actual asset allocation and periodically rebalances the investments to the targeted allocation.  Management believes that 7.25% for the Qualified Plan and 6.75% for the OPEB plans are reasonable estimates of the long-term rate of return on the Plans’ assets.  The Pension Plans’ assets had an actual gain of 9.50% and a loss of 16.88% for the years ended December 31, 2023 and 2022, respectively.  The OPEB plans’ assets had an actual gain of 15.48% and a loss of 19.53% for the years ended December 31, 2023 and 2022, respectively.  Management will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust the assumptions as necessary.

AEP bases the determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.  Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.  As of December 31, 2023, AEP had cumulative gains of approximately $526 million for the Qualified Plan that remain to be recognized in the calculation of the market-related value of assets.  These unrecognized market-related net actuarial gains may result in decreases in the future pension costs depending on several factors, including whether such gains at each measurement date exceed the corridor in accordance with “Compensation – Retirement Benefits” accounting guidance.

The method used to determine the discount rate that AEP utilizes for determining future obligations is a duration-based method in which a hypothetical portfolio of high quality corporate bonds is constructed with cash flows matching the benefit plan liability.  The composite yield on the hypothetical bond portfolio is used as the discount rate for the plan.  The discount rate as of December 31, 2023 under this method was 5.15% for the Qualified Plan, 5.2% for the Nonqualified Plans and 5.15% for the OPEB plans.  Due to the effect of the unrecognized net actuarial losses and based on an expected rate of return, discount rates and various other assumptions, management estimates costs (credits) for the Pension Plans will approximate $(6) million, $39 million and $77 million in 2024, 2025 and 2026, respectively.  Based on an expected rate of return discount rate and various other assumptions, management estimates OPEB plan credits will approximate $72 million, $60 million and $66 million in 2024, 2025 and 2026, respectively. Future actual costs will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Plans.  The actuarial assumptions used may differ materially from actual results.  The effects of a 50 basis point change to selective actuarial assumptions are included in the “Effect if Different Assumptions Used” section below.

The value of AEP’s Pension Plans’ assets is $4.1 billion as of December 31, 2023 and $4.1 billion as of December 31, 2022.  During 2023, the Qualified Plan paid $361 million and the Nonqualified Plans paid $8 million in benefits to plan participants.  The value of AEP’s OPEB plans’ assets increased to $1.7 billion as of December 31, 2023 from $1.5 billion as of December 31, 2022 primarily due to positive investment returns.  During 2023, the OPEB plans paid $138 million in benefits to plan participants.

Nature of Estimates Required

AEPSC sponsors pension and OPEB plans in various forms covering all employees who meet eligibility requirements.  These benefits are accounted for under “Compensation” and “Plan Accounting” accounting guidance.  The measurement of pension and OPEB obligations, costs and liabilities is dependent on a variety of assumptions.

Assumptions and Approach Used

The critical assumptions used in developing the required estimates includes discount rate, compensation increase rate, cash balance crediting rate, health care cost trend rate and expected return on plan assets. Other assumptions, such as retirement, mortality and turnover, are evaluated periodically and updated to reflect actual experience.

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

	Pension Plans		OPEB
	+0.5%	-0.5%	+0.5%	-0.5%
	(in millions)
Effect on December 31, 2023 Benefit Obligations
Discount Rate	$(177.9)	$193.7	$(36.2)	$39.3
Compensation Increase Rate	226.0	(21.1)	NA	NA
Cash Balance Crediting Rate	60.2	(56.9)	NA	NA
Health Care Cost Trend Rate	NA	NA	5.1	(4.4)

Effect on 2023 Periodic Cost
Discount Rate	$(9.3)	$10.1	$1.6	$(1.7)
Compensation Increase Rate	4.9	(4.5)	NA	NA
Cash Balance Crediting Rate	11.1	(10.5)	NA	NA
Health Care Cost Trend Rate	NA	NA	0.5	(0.3)
Expected Return on Plan Assets	(22.6)	22.6	(7.6)	7.6

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

In June 2023, the IRS issued temporary regulations related to the transfer of tax credits. In the third and fourth quarter of 2023, AEP, on behalf of PSO, SWEPCo and AEP Energy Supply, LLC, entered into transferability agreements with nonaffiliated parties to sell 2023 generated PTCs resulting in cash proceeds of approximately $102 million received in the fourth quarter of 2023 and an additional $76 million expected in early 2024. AEP expects to continue to explore the ability to efficiently monetize its tax credits through third party transferability agreements. See Note 12 - Income Taxes for additional information.

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

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2022:

MTM Risk Management Contract Net Assets (Liabilities)

Year Ended December 31, 2023
	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2022	$134.7	$(40.0)	$360.5	$455.2
(Gain)/Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(158.8)	2.0	(170.1)	(326.9)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	3.9	3.9
Changes in Fair Value Due to Market Fluctuations During the Period (b)	24.5	—	(101.9)	(77.4)
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	16.5	(13.0)	—	3.5
Total MTM Risk Management Contract Net Assets (Liabilities) as of December 31, 2023	$16.9	$(51.0)	$92.4	$58.3
Commodity Cash Flow Hedge Contracts				133.1
Interest Rate Cash Flow Hedge Contracts				(9.0)
Fair Value Hedge Contracts				(98.4)
Collateral Deposits				(16.7)
Total MTM Derivative Contract Net Assets as of December 31, 2023				$67.3

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties.  Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily.  As of December 31, 2023, credit exposure net of collateral to sub investment grade counterparties was approximately 7.2%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of December 31, 2023, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$395.4	$48.7	$346.7	2	$126.9
Split Rating	25.1	—	25.1	1	25.1
Noninvestment Grade	0.2	0.2	—	—	—
No External Ratings:
Internal Investment Grade	34.9	—	34.9	4	23.4
Internal Noninvestment Grade	80.4	48.7	31.7	2	27.4
Total as of December 31, 2023	$536.0	$97.6	$438.4

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

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio.  The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period.  Based on this VaR analysis, as of December 31, 2023, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Twelve Months Ended				Twelve Months Ended
December 31, 2023				December 31, 2022
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.2	$0.9	$0.2	$0.1	$0.5	$4.5	$0.7	$0.1

VaR Model
Non-Trading Portfolio

Twelve Months Ended				Twelve Months Ended
December 31, 2023				December 31, 2022
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$17.7	$32.7	$16.4	$6.1	$17.7	$76.9	$24.7	$6.7

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. Prior to 2022, interest rates remained at low levels and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, during 2022, the Federal Reserve approved several rate increases for a cumulative total of 4.25% increase. During 2023, the Federal Reserve approved another four rate increases for a cumulative total of 1.0% rate increase. AEP has outstanding short and long-term debt which is subject to variable rates. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the twelve months ended December 31, 2023, 2022 and 2021, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $40 million, $47 million and $33 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Electric Power Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Electric Power Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of income, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2023, there were $5.6 billion of deferred costs included in regulatory assets, $0.8 billion of which were pending final regulatory approval, and $8.2 billion of regulatory liabilities awaiting potential refund or future rate reduction, $0.2 billion of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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

Valuation of Level 3 Risk Management Commodity Contracts

As described in Notes 1, 10 and 11 to the consolidated financial statements, the Company employs risk management commodity contracts including physical and financial forward purchase and sale contracts and, to a lesser extent, over-the-counter swaps and options to accomplish its risk management strategies. Certain over-the-counter and bilaterally executed derivative instruments are executed in less active markets with a lower availability of pricing information. As disclosed by management, the fair value of these risk management commodity contracts is estimated based on the best market information available, including valuation models that estimate future energy prices based on existing market and broker quotes, and other assumptions. Fair value estimates, based upon the best market information available, involve uncertainties and matters of significant judgment including forward market price assumptions. The main driver of contracts being classified as Level 3 is the inability to substantiate energy price curves in the market. Management utilized such unobservable pricing inputs to value its Level 3 risk management commodity contract assets and liabilities, which totaled $294 million and $155 million, as of December 31, 2023, respectively.

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
February 26, 2024

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

Management assessed the effectiveness of AEP’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEP’s internal control over financial reporting was effective as of December 31, 2023.

PricewaterhouseCoopers LLP, AEP’s independent registered public accounting firm has issued an audit report on the effectiveness of AEP’s internal control over financial reporting as of December 31, 2023.  The Report of Independent Registered Public Accounting Firm appears on the previous page.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022 and 2021
 (in millions, except per-share and share amounts)

	Years Ended December 31,
	2023	2022	2021
REVENUES
Vertically Integrated Utilities	$11,303.7	$11,292.8	$9,852.2
Transmission and Distribution Utilities	5,677.2	5,489.6	4,464.1
Generation & Marketing	1,543.3	2,448.9	2,108.3
Other Revenues	458.1	408.2	367.4
TOTAL REVENUES	18,982.3	19,639.5	16,792.0
EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	6,578.3	7,097.9	5,466.3
Other Operation	2,810.5	2,878.1	2,547.7
Maintenance	1,276.3	1,249.4	1,121.8
Loss on the Expected Sale of the Kentucky Operations	—	363.3	—
Asset Impairments and Other Related Charges	85.6	48.8	11.6
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	—	(37.0)	—
Gain on the Sale of Mineral Rights	—	(116.3)	—
Loss on the Sale of the Competitive Contracted Renewables Portfolio	92.7	—	—
Depreciation and Amortization	3,090.4	3,202.8	2,825.7
Taxes Other Than Income Taxes	1,492.3	1,469.8	1,407.6
TOTAL EXPENSES	15,426.1	16,156.8	13,380.7

OPERATING INCOME	3,556.2	3,482.7	3,411.3

Other Income (Expense):
Other Income	63.4	11.6	41.4
Allowance for Equity Funds Used During Construction	174.9	133.7	139.7
Non-Service Cost Components of Net Periodic Benefit Cost	221.1	188.5	118.6
Interest Expense	(1,806.9)	(1,396.1)	(1,199.1)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS (LOSS)	2,208.7	2,420.4	2,511.9

Income Tax Expense	54.6	5.4	115.5
Equity Earnings (Loss) of Unconsolidated Subsidiaries	58.5	(109.4)	91.7

NET INCOME	2,212.6	2,305.6	2,488.1

Net Income (Loss) Attributable to Noncontrolling Interests	4.5	(1.6)	—

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$2,208.1	$2,307.2	$2,488.1

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	518,903,682	511,841,946	500,522,177

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.26	$4.51	$4.97

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	520,206,258	513,484,609	501,784,032

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.24	$4.49	$4.96

See Notes to Financial Statements of Registrants beginning on page 174.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net Income	$2,212.6	$2,305.6	$2,488.1

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(33.8), $21.6 and $66.6 in 2023, 2022 and 2021, Respectively	(127.0)	81.4	250.5
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(3.4), $(2.8) and $(2.2) in 2023, 2022 and 2021, Respectively	(12.6)	(10.4)	(8.1)
Pension and OPEB Funded Status, Net of Tax of $(4.3), $(41.3) and $7.3 in 2023, 2022 and 2021, Respectively	(16.3)	(155.4)	27.5
Reclassifications of KPCo Pension and OPEB Regulatory Assets, Net of Tax of $4.4, $(4.4) and $0 in 2023, 2022 and 2021, Respectively	16.7	(16.7)	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(139.2)	(101.1)	269.9

TOTAL COMPREHENSIVE INCOME	2,073.4	2,204.5	2,758.0

Total Comprehensive Income (Loss) Attributable To Noncontrolling Interests	4.5	(1.6)	—

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$2,068.9	$2,206.1	$2,758.0

See Notes to Financial Statements of Registrants beginning on page 174.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2020	516.8	$3,359.3	$6,588.9	$10,687.8		$(85.1)	$223.6	$20,774.5

Issuance of Common Stock	7.6	49.4	551.1					600.5
Common Stock Dividends				(1,507.7)	(a)		(11.8)	(1,519.5)
Other Changes in Equity			32.6	(1.1)			16.3	47.8
Acquisition of Dry Lake Solar Project							18.9	18.9
Net Income				2,488.1			—	2,488.1
Other Comprehensive Income						269.9		269.9
TOTAL EQUITY – DECEMBER 31, 2021	524.4	3,408.7	7,172.6	11,667.1		184.8	247.0	22,680.2

Issuance of Common Stock	0.7	4.4	822.1					826.5
Common Stock Dividends				(1,628.7)	(a)		(16.5)	(1,645.2)
Other Changes in Equity			56.3				0.1	56.4
Net Income (Loss)				2,307.2			(1.6)	2,305.6
Other Comprehensive Loss						(101.1)		(101.1)
TOTAL EQUITY – DECEMBER 31, 2022	525.1	3,413.1	8,051.0	12,345.6		83.7	229.0	24,122.4

Issuance of Common Stock	2.3	14.8	984.8					999.6
Common Stock Dividends				(1,752.3)	(a)		(8.1)	(1,760.4)
Other Changes in Equity			38.1	(1.0)			0.2	37.3
Disposition of Competitive Contracted Renewables Portfolio							(186.4)	(186.4)
Net Income				2,208.1			4.5	2,212.6
Other Comprehensive Loss						(139.2)		(139.2)
TOTAL EQUITY – DECEMBER 31, 2023	527.4	$3,427.9	$9,073.9	$12,800.4		$(55.5)	$39.2	$25,285.9
(a)    Cash dividends declared per AEP common share were $3.37, $3.17 and $3.00 for the years ended December 31, 2023, 2022 and 2021, respectively.

See Notes to Financial Statements of Registrants beginning on page 174.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT ASSETS
Cash and Cash Equivalents	$330.1	$509.4
Restricted Cash (December 31, 2023 and 2022 Amounts Include $48.9 and $47.1, Respectively, Related to Transition Funding, Restoration Funding and Appalachian Consumer Rate Relief Funding)	48.9	47.1
Other Temporary Investments (December 31, 2023 and 2022 Amounts Include $205 and $182.9, Respectively, Related to EIS and Transource Energy)	214.3	187.6
Accounts Receivable:
Customers	1,029.9	1,145.1
Accrued Unbilled Revenues	179.5	322.9
Pledged Accounts Receivable – AEP Credit	1,249.4	1,207.4
Miscellaneous	48.7	49.7
Allowance for Uncollectible Accounts	(60.1)	(57.1)
Total Accounts Receivable	2,447.4	2,668.0
Fuel	853.7	435.1
Materials and Supplies	1,025.8	915.1
Risk Management Assets	217.5	348.8
Accrued Tax Benefits	156.2	99.4
Regulatory Asset for Under-Recovered Fuel Costs	514.0	1,310.0
Prepayments and Other Current Assets	274.2	255.0
TOTAL CURRENT ASSETS	6,082.1	6,775.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	24,329.5	25,834.2
Transmission	35,934.1	33,266.9
Distribution	28,989.9	27,138.8
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	6,484.9	5,971.8
Construction Work in Progress	5,508.0	4,809.7
Total Property, Plant and Equipment	101,246.4	97,021.4
Accumulated Depreciation and Amortization	24,553.0	23,682.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	76,693.4	73,339.1

OTHER NONCURRENT ASSETS
Regulatory Assets	5,092.4	4,762.0
Securitized Assets	336.3	446.0
Spent Nuclear Fuel and Decommissioning Trusts	3,860.2	3,341.2
Goodwill	52.5	52.5
Long-term Risk Management Assets	321.2	284.1
Operating Lease Assets	620.2	645.5
Deferred Charges and Other Noncurrent Assets	3,625.7	3,757.4
TOTAL OTHER NONCURRENT ASSETS	13,908.5	13,288.7

TOTAL ASSETS	$96,684.0	$93,403.3

See Notes to Financial Statements of Registrants beginning on page 174.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2023 and 2022
(dollars in millions)

			December 31,
			2023	2022
CURRENT LIABILITIES
Accounts Payable			$2,032.5	$2,670.8
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			888.0	750.0
Other Short-term Debt			1,942.2	3,362.2
Total Short-term Debt			2,830.2	4,112.2
Long-term Debt Due Within One Year (December 31, 2023 and 2022 Amounts Include $207.2 and $218.2, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			2,490.5	2,486.4
Risk Management Liabilities			229.6	145.2
Customer Deposits			423.7	408.8
Accrued Taxes			1,800.1	1,714.6
Accrued Interest			410.2	336.5
Obligations Under Operating Leases			115.7	113.6
Other Current Liabilities			1,251.1	1,278.2
TOTAL CURRENT LIABILITIES			11,583.6	13,266.3

NONCURRENT LIABILITIES
Long-term Debt (December 31, 2023 and 2022 Amounts Include $556.3 and $755.3, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			37,652.7	34,314.6
Long-term Risk Management Liabilities			241.8	345.2
Deferred Income Taxes			9,415.7	8,896.9
Regulatory Liabilities and Deferred Investment Tax Credits			8,182.4	8,115.6
Asset Retirement Obligations			2,972.5	2,879.3
Employee Benefits and Pension Obligations			241.7	257.3
Obligations Under Operating Leases			519.4	552.5
Deferred Credits and Other Noncurrent Liabilities			545.8	607.3
TOTAL NONCURRENT LIABILITIES			59,772.0	55,968.7

TOTAL LIABILITIES			71,355.6	69,235.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			42.5	45.9
TOTAL MEZZANINE EQUITY			42.5	45.9

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2023	2022
Shares Authorized	600,000,000	600,000,000
Shares Issued	527,369,157	525,099,321
(1,184,572 and 11,233,240 Shares were Held in Treasury as of December 31, 2023 and 2022, Respectively)			3,427.9	3,413.1
Paid-in Capital			9,073.9	8,051.0
Retained Earnings			12,800.4	12,345.6
Accumulated Other Comprehensive Income (Loss)			(55.5)	83.7
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			25,246.7	23,893.4

Noncontrolling Interests			39.2	229.0

TOTAL EQUITY			25,285.9	24,122.4

TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY			$96,684.0	$93,403.3

See Notes to Financial Statements of Registrants beginning on page 174.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$2,212.6	$2,305.6	$2,488.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	3,090.4	3,202.8	2,825.7
Rockport Plant, Unit 2 Lease Amortization	—	—	135.4
Deferred Income Taxes	185.1	(137.2)	107.6
Loss on the Expected Sale of the Kentucky Operations	—	363.3	—
Loss on the Sale of the Competitive Contracted Renewables Portfolio	92.7	—	—
Asset Impairments and Other Related Charges	85.6	48.8	11.6
Impairment of Equity Method Investment	19.0	188.0	—
Allowance for Equity Funds Used During Construction	(174.9)	(133.7)	(139.7)
Mark-to-Market of Risk Management Contracts	8.8	15.5	112.3
Amortization of Nuclear Fuel	96.6	82.9	85.3
Property Taxes	(41.1)	(41.2)	(68.0)
Deferred Fuel Over/Under-Recovery, Net	892.8	(319.2)	(1,647.9)
Gain on the Sale of Mineral Rights	—	(116.3)	—
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	—	(37.0)	—
Change in Regulatory Assets	(315.8)	(46.7)	(238.9)
Change in Other Noncurrent Assets	(465.1)	(187.7)	(126.6)
Change in Other Noncurrent Liabilities	29.0	337.8	206.4
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	236.5	(681.7)	(119.7)
Fuel, Materials and Supplies	(504.0)	(313.9)	300.2
Accounts Payable	(253.2)	489.2	200.6
Accrued Taxes, Net	22.5	105.4	218.7
Rockport Plant, Unit 2 Operating Lease Payments	—	—	(147.7)
Other Current Assets	(43.9)	109.0	(151.3)
Other Current Liabilities	(161.4)	54.3	(212.2)
Net Cash Flows from Operating Activities	5,012.2	5,288.0	3,839.9

INVESTING ACTIVITIES
Construction Expenditures	(7,378.3)	(6,671.7)	(5,659.6)
Purchases of Investment Securities	(2,863.6)	(2,784.2)	(1,955.1)
Sales of Investment Securities	2,795.1	2,743.8	1,901.4
Acquisitions of Nuclear Fuel	(128.2)	(100.7)	(104.5)
Acquisitions of Renewable Energy Facilities	(155.2)	(1,207.3)	(767.2)
Proceeds from Sales of Assets	1,341.4	218.0	118.9
Other Investing Activities	122.1	50.3	32.2
Net Cash Flows Used for Investing Activities	(6,266.7)	(7,751.8)	(6,433.9)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	999.6	826.5	600.5
Issuance of Long-term Debt	5,462.8	4,649.7	6,486.3
Issuance of Short-term Debt with Original Maturities greater than 90 Days	1,069.9	833.9	1,393.3
Change in Short-term Debt with Original Maturities less than 90 Day, Net	(1,223.1)	1,650.4	(487.3)
Retirement of Long-term Debt	(2,196.1)	(2,345.4)	(2,989.3)
Redemption of Short-term Debt with Original Maturities greater than 90 Days	(1,128.8)	(986.1)	(771.3)
Principal Payments for Finance Lease Obligations	(68.3)	(309.5)	(64.0)
Dividends Paid on Common Stock	(1,760.4)	(1,645.2)	(1,519.5)
Other Financing Activities	(78.6)	(105.4)	(41.6)
Net Cash Flows from Financing Activities	1,077.0	2,568.9	2,607.1

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(177.5)	105.1	13.1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	556.5	451.4	438.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$379.0	$556.5	$451.4

See Notes to Financial Statements of Registrants beginning on page 174.

AEP TEXAS INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2023	2022	2021
	(in millions of KWhs)
Retail:
Residential	12,659	13,049	12,284
Commercial	13,549	11,435	10,477
Industrial	12,672	11,347	9,598
Miscellaneous	636	643	625
Total Retail	39,516	36,474	32,984

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2023	2022	2021
	(in degree days)
Actual – Heating (a)	197	450	341
Normal – Heating (b)	318	312	310

Actual – Cooling (c)	3,208	2,984	2,653
Normal – Cooling (b)	2,737	2,714	2,712

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 70 degree temperature base.

AEP Texas Inc. and Subsidiaries
Reconciliation of Year Ended December 31, 2022 to Year Ended December 31, 2023
Net Income
(in millions)

Year Ended December 31, 2022	$307.9

Changes in Revenues:
Retail Revenues	(3.6)
Transmission Revenues	55.2
Other Revenues	3.5
Total Change in Revenues	55.1

Changes in Expenses and Other:
Other Operation and Maintenance	54.2
Depreciation and Amortization	(16.1)
Taxes Other Than Income Taxes	(3.3)
Interest Income	(1.3)
Allowance for Equity Funds Used During Construction	8.7
Non-Service Cost Components of Net Periodic Benefit Cost	2.5
Interest Expense	(24.0)
Total Change in Expenses and Other	20.7

Income Tax Expense	(13.3)

Year Ended December 31, 2023	$370.4

The major components of the increase in Revenues were as follows:

•Retail Revenues decreased $4 million primarily due to the following:
•A $13 million decrease in weather-normalized revenues in all retail classes.
•A $10 million decrease in weather-related usage primarily due to a 56% decrease in heating degree days offset by an 8% increase in cooling degree days.
•A $7 million decrease in revenue from rate riders.
These decreases were partially offset by:
•A $25 million increase in interim rates driven by increased distribution investment.
•Transmission Revenues increased $55 million due to the following:
•A $28 million increase due to increased load.
•A $27 million increase in interim rates driven by increased transmission investments.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses decreased $54 million primarily due to the following:
•A $32 million decrease due to legislation passed in Texas in May 2023 allowing employee financially based incentives to be recovered.
•A $12 million decrease in employee-related expenses.
•A $12 million decrease in recoverable transmission expenses.
•A $10 million decrease due to a charitable contribution to the AEP Foundation in 2022.
These decreases were partially offset by:
•A $13 million increase in distribution-related expenses.
•Depreciation and Amortization expenses increased $16 million primarily due to a higher depreciable base partially offset by a decrease in recoverable advanced metering system depreciable expenses.
•Allowance for Equity Funds Used During Construction increased $9 million due to a higher AFUDC base.
•Interest Expense increased $24 million primarily due to an increase of $38 million driven by higher debt balances and interest rates, partially offset by a $12 million decrease due to an increased AFUDC base.
•Income Tax Expense increased $13 million primarily due to an increase in pretax book income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
AEP Texas Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEP Texas Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2023, there were $315 million of deferred costs included in regulatory assets, $64 million of which were pending final regulatory approval, and $1,261 million of regulatory liabilities awaiting potential refund or future rate reduction, $15 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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
February 26, 2024

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

Management assessed the effectiveness of AEP Texas’ internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEP Texas’ internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, AEP Texas’ registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit AEP Texas to provide only management’s report in this annual report.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
REVENUES
Electric Transmission and Distribution	$1,892.0	$1,839.7	$1,586.4
Sales to AEP Affiliates	4.9	3.5	3.9
Other Revenues	5.0	3.6	3.5
TOTAL REVENUES	1,901.9	1,846.8	1,593.8

EXPENSES
Other Operation	541.6	594.2	489.5
Maintenance	91.9	93.5	86.2
Depreciation and Amortization	468.5	452.4	387.0
Taxes Other Than Income Taxes	160.8	157.5	155.1
TOTAL EXPENSES	1,262.8	1,297.6	1,117.8

OPERATING INCOME	639.1	549.2	476.0

Other Income (Expense):
Interest Income	2.3	3.6	0.8
Allowance for Equity Funds Used During Construction	28.4	19.7	21.5
Non-Service Cost Components of Net Periodic Benefit Cost	19.2	16.7	11.1
Interest Expense	(232.7)	(208.7)	(176.5)

INCOME BEFORE INCOME TAX EXPENSE	456.3	380.5	332.9

Income Tax Expense	85.9	72.6	43.1

NET INCOME	$370.4	$307.9	$289.8

The common stock of AEP Texas is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 174.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
Net Income	$370.4	$307.9	$289.8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.2, $0.3 and $0.3 in 2023, 2022 and 2021, Respectively	0.8	1.0	1.0
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.2), $0 and $0 in 2023, 2022 and 2021, Respectively	(0.7)	0.1	0.2
Pension and OPEB Funded Status, Net of Tax of $0, $(0.9) and $0.3 in 2023, 2022 and 2021, Respectively	(0.1)	(3.2)	1.2

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	—	(2.1)	2.4

TOTAL COMPREHENSIVE INCOME	$370.4	$305.8	$292.2

See Notes to Financial Statements of Registrants beginning on page 174.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$1,457.9	$1,757.0	$(8.9)	$3,206.0

Capital Contribution from Parent	96.0			96.0
Net Income		289.8		289.8
Other Comprehensive Income			2.4	2.4
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	1,553.9	2,046.8	(6.5)	3,594.2

Capital Contribution from Parent	4.3			4.3
Net Income		307.9		307.9
Other Comprehensive Loss			(2.1)	(2.1)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	1,558.2	2,354.7	(8.6)	3,904.3

Capital Contribution from Parent	527.0			527.0
Return of Capital to Parent	(5.6)			(5.6)
Net Income		370.4		370.4
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	$2,079.6	$2,725.1	$(8.6)	$4,796.1

See Notes to Financial Statements of Registrants beginning on page 174.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (December 31, 2023 and 2022 Amounts Include $34 and $32.7, Respectively, Related to Transition Funding and Restoration Funding)	34.0	32.7
Advances to Affiliates	7.1	6.9
Accounts Receivable:
Customers	176.5	150.9
Affiliated Companies	23.8	11.9
Accrued Unbilled Revenues	82.3	91.4
Miscellaneous	0.8	0.2
Allowance for Uncollectible Accounts	(4.9)	(4.2)
Total Accounts Receivable	278.5	250.2
Materials and Supplies	190.4	138.8
Prepayments and Other Current Assets	10.0	18.2
TOTAL CURRENT ASSETS	520.1	446.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	6,812.6	6,301.5
Distribution	5,798.8	5,312.8
Other Property, Plant and Equipment	1,145.9	1,022.8
Construction Work in Progress	904.6	805.2
Total Property, Plant and Equipment	14,661.9	13,442.3
Accumulated Depreciation and Amortization	1,887.9	1,760.7
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	12,774.0	11,681.6

OTHER NONCURRENT ASSETS
Regulatory Assets	315.3	298.3
Securitized Assets (December 31, 2023 and 2022 Amounts Include $202.9 and $286.4, Respectively, Related to Transition Funding and Restoration Funding)	202.9	286.4
Deferred Charges and Other Noncurrent Assets	178.4	179.0
TOTAL OTHER NONCURRENT ASSETS	696.6	763.7

TOTAL ASSETS	$13,990.7	$12,892.2

See Notes to Financial Statements of Registrants beginning on page 174.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT LIABILITIES
Advances from Affiliates	$103.7	$96.5
Accounts Payable:
General	192.3	331.0
Affiliated Companies	27.7	34.7
Long-term Debt Due Within One Year – Nonaffiliated (December 31, 2023 and 2022 Amounts Include $95.9 and $93.5, Respectively, Related to Transition Funding and Restoration Funding)	96.0	278.5
Accrued Taxes	99.1	95.5
Accrued Interest (December 31, 2023 and 2022 Amounts Include $2 and $2.2, Respectively, Related to Transition Funding and Restoration Funding)	49.2	48.3
Obligations Under Operating Leases	28.7	28.6
Other Current Liabilities	152.7	130.7
TOTAL CURRENT LIABILITIES	749.4	1,043.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (December 31, 2023 and 2022 Amounts Include $125.9 and $221, Respectively, Related to Transition Funding and Restoration Funding)	5,793.8	5,379.3
Deferred Income Taxes	1,227.8	1,144.2
Regulatory Liabilities and Deferred Investment Tax Credits	1,261.4	1,259.6
Obligations Under Operating Leases	50.9	67.8
Deferred Credits and Other Noncurrent Liabilities	111.3	93.2
TOTAL NONCURRENT LIABILITIES	8,445.2	7,944.1

TOTAL LIABILITIES	9,194.6	8,987.9

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	2,079.6	1,558.2
Retained Earnings	2,725.1	2,354.7
Accumulated Other Comprehensive Income (Loss)	(8.6)	(8.6)
TOTAL COMMON SHAREHOLDER’S EQUITY	4,796.1	3,904.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$13,990.7	$12,892.2

See Notes to Financial Statements of Registrants beginning on page 174.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$370.4	$307.9	$289.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	468.5	452.4	387.0
Deferred Income Taxes	64.1	42.2	43.0
Allowance for Equity Funds Used During Construction	(28.4)	(19.7)	(21.5)
Mark-to-Market of Risk Management Contracts	0.4	(0.4)	—
Change in Other Noncurrent Assets	(96.5)	(36.2)	(78.2)
Change in Other Noncurrent Liabilities	24.3	57.6	26.4
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(28.3)	(45.0)	(21.6)
Materials and Supplies	(51.6)	(64.9)	(3.9)
Accounts Payable	(24.1)	25.0	8.9
Accrued Taxes, Net	11.8	14.8	7.0
Other Current Assets	3.0	2.2	(0.9)
Other Current Liabilities	(53.9)	(4.0)	(39.4)
Net Cash Flows from Operating Activities	659.7	731.9	596.6

INVESTING ACTIVITIES
Construction Expenditures	(1,477.1)	(1,305.0)	(1,033.3)
Change in Advances to Affiliates, Net	(0.2)	—	0.2
Other Investing Activities	69.3	35.1	32.3
Net Cash Flows Used for Investing Activities	(1,408.0)	(1,269.9)	(1,000.8)

FINANCING ACTIVITIES
Capital Contribution from Parent	527.0	4.3	96.0
Return of Capital to Parent	(5.6)	—	—
Issuance of Long-term Debt – Nonaffiliated	505.4	1,188.6	444.2
Change in Advances from Affiliates, Net	7.2	69.6	(40.2)
Retirement of Long-term Debt – Nonaffiliated	(278.5)	(716.0)	(88.7)
Principal Payments for Finance Lease Obligations	(7.4)	(6.8)	(6.7)
Other Financing Activities	1.5	0.6	1.3
Net Cash Flows from Financing Activities	749.6	540.3	405.9

Net Increase in Cash, Cash Equivalents and Restricted Cash	1.3	2.3	1.7
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	32.8	30.5	28.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$34.1	$32.8	$30.5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$225.6	$198.9	$168.9
Net Cash Paid for Income Taxes	11.5	11.0	5.7
Noncash Acquisitions Under Finance Leases	4.8	6.1	4.4
Construction Expenditures Included in Current Liabilities as of December 31,	112.2	235.4	230.0

See Notes to Financial Statements of Registrants beginning on page 174.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of December 31,
	2023	2022
	(in millions)
Plant In Service	$14,225.3	$12,812.2
CWIP	1,563.7	1,554.7
Accumulated Depreciation	1,291.3	1,027.0
Total Transmission Property, Net	$14,497.7	$13,339.9

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of Year Ended December 31, 2022 to Year Ended December 31, 2023
Net Income
(in millions)

Year Ended December 31, 2022	$594.2

Changes in Transmission Revenues:
Transmission Revenues	47.5
Total Change in Transmission Revenues	47.5

Changes in Expenses and Other:
Other Operation and Maintenance	24.1
Depreciation and Amortization	(47.6)
Taxes Other Than Income Taxes	(12.1)
Interest Income - Affiliated	5.4
Allowance for Equity Funds Used During Construction	12.5
Interest Expense	(31.8)
Total Change in Expenses and Other	(49.5)

Income Tax Expense	22.0

Year Ended December 31, 2023	$614.2

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $48 million primarily due to a $168 million increase driven by continued investment in transmission assets, partially offset by a $120 million decrease due to a FERC order which denied stand-alone treatment of NOLCs in transmission formula rates.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses decreased $24 million primarily due to the following:
•A $12 million decrease in employee-related expenses.
•An $11 million decrease due to a charitable contribution to the AEP Foundation in 2022.
•Depreciation and Amortization expenses increased $48 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $12 million primarily due to higher property taxes as a result of increased transmission investments, partially offset by lower property tax rates.
•Interest Income - Affiliated increased $5 million primarily due to higher advances to affiliates and interest rates.
•Allowance for Equity Funds Used During Construction increased $13 million primarily due to higher CWIP balances throughout 2023.
•Interest Expense increased $32 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense decreased $22 million primarily due to a decrease in state taxes primarily driven by tax adjustments and deferred state tax remeasurements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
AEP Transmission Company, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEP Transmission Company, LLC and its subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of income, of changes in member's equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2023, there were $3 million of deferred costs included in regulatory assets and $784 million of regulatory liabilities awaiting potential refund or future rate reduction, $9 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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
February 26, 2024

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

Management assessed the effectiveness of AEPTCo’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEPTCo’s internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, AEPTCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit AEPTCo to provide only management’s report in this annual report.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
REVENUES
Transmission Revenues	$363.3	$354.9	$317.8
Sales to AEP Affiliates	1,463.4	1,354.5	1,171.5
Provision for Refund – Affiliated	(145.6)	(70.7)	(17.6)
Provision for Refund – Nonaffiliated	(9.1)	(14.2)	(2.4)
TOTAL REVENUES	1,672.0	1,624.5	1,469.3

EXPENSES
Other Operation	109.0	136.3	105.5
Maintenance	20.4	17.2	18.4
Depreciation and Amortization	393.8	346.2	297.3
Taxes Other Than Income Taxes	283.2	271.1	238.8
TOTAL EXPENSES	806.4	770.8	660.0

OPERATING INCOME	865.6	853.7	809.3

Other Income (Expense):
Interest Income - Affiliated	7.0	1.6	0.5
Allowance for Equity Funds Used During Construction	83.2	70.7	67.2
Interest Expense	(194.5)	(162.7)	(141.2)

INCOME BEFORE INCOME TAX EXPENSE	761.3	763.3	735.8

Income Tax Expense	147.1	169.1	144.1

NET INCOME	$614.2	$594.2	$591.7

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Notes to Financial Statements of Registrants beginning on page 174.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Paid-in Capital	Retained Earnings	Total Member’s Equity
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2020	$2,765.6	$1,947.3	$4,712.9

Capital Contribution from Member	184.0		184.0
Dividends Paid to Member		(112.5)	(112.5)
Net Income		591.7	591.7
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2021	2,949.6	2,426.5	5,376.1

Capital Contribution from Member	72.7		72.7
Dividends Paid to Member		(170.0)	(170.0)
Net Income		594.2	594.2
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2022	3,022.3	2,850.7	5,873.0

Capital Contribution from Member	29.7		29.7
Return of Capital to Member	(8.6)		(8.6)
Dividends Paid to Member		(175.0)	(175.0)
Net Income		614.2	614.2
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2023	$3,043.4	$3,289.9	$6,333.3

See Notes to Financial Statements of Registrants beginning on page 174.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT ASSETS
Advances to Affiliates	$67.1	$4.4
Accounts Receivable:
Customers	82.2	46.9
Affiliated Companies	125.5	119.5
Total Accounts Receivable	207.7	166.4
Materials and Supplies	—	10.7
Prepayments and Other Current Assets	4.0	7.2
TOTAL CURRENT ASSETS	278.8	188.7

TRANSMISSION PROPERTY
Transmission Property	13,723.9	12,335.4
Other Property, Plant and Equipment	501.4	476.8
Construction Work in Progress	1,563.7	1,554.7
Total Transmission Property	15,789.0	14,366.9
Accumulated Depreciation and Amortization	1,291.3	1,027.0
TOTAL TRANSMISSION PROPERTY – NET	14,497.7	13,339.9

OTHER NONCURRENT ASSETS
Regulatory Assets	3.1	7.2
Deferred Property Taxes	286.4	266.6
Deferred Charges and Other Noncurrent Assets	6.5	11.8
TOTAL OTHER NONCURRENT ASSETS	296.0	285.6

TOTAL ASSETS	$15,072.5	$13,814.2

See Notes to Financial Statements of Registrants beginning on page 174.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
December 31, 2023 and 2022

	December 31,
	2023	2022
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$174.3	$229.3
Accounts Payable:
General	274.7	427.8
Affiliated Companies	107.9	82.7
Long-term Debt Due Within One Year – Nonaffiliated	95.0	60.0
Accrued Taxes	568.6	529.8
Accrued Interest	39.6	28.8
Obligations Under Operating Leases	1.3	1.3
Other Current Liabilities	24.7	8.3
TOTAL CURRENT LIABILITIES	1,286.1	1,368.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	5,319.4	4,722.8
Deferred Income Taxes	1,147.7	1,056.5
Regulatory Liabilities	783.7	723.3
Obligations Under Operating Leases	1.4	1.5
Deferred Credits and Other Noncurrent Liabilities	200.9	69.1
TOTAL NONCURRENT LIABILITIES	7,453.1	6,573.2

TOTAL LIABILITIES	8,739.2	7,941.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

MEMBER’S EQUITY
Paid-in Capital	3,043.4	3,022.3
Retained Earnings	3,289.9	2,850.7
TOTAL MEMBER’S EQUITY	6,333.3	5,873.0

TOTAL LIABILITIES AND MEMBER’S EQUITY	$15,072.5	$13,814.2

See Notes to Financial Statements of Registrants beginning on page 174.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$614.2	$594.2	$591.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	393.8	346.2	297.3
Deferred Income Taxes	44.1	62.3	68.5
Allowance for Equity Funds Used During Construction	(83.2)	(70.7)	(67.2)
Property Taxes	(19.8)	(20.9)	(25.6)
Change in Other Noncurrent Assets	8.6	(7.4)	7.5
Change in Other Noncurrent Liabilities	134.2	68.7	3.7
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(41.3)	(46.3)	(16.0)
Materials and Supplies	10.7	(1.4)	(0.8)
Accounts Payable	22.8	18.5	(2.2)
Accrued Taxes, Net	42.9	50.2	67.2
Accrued Interest	10.8	—	4.8
Other Current Assets	(0.1)	(1.1)	1.2
Other Current Liabilities	(0.1)	3.0	(4.4)
Net Cash Flows from Operating Activities	1,137.6	995.3	925.7

INVESTING ACTIVITIES
Construction Expenditures	(1,496.2)	(1,458.5)	(1,424.8)
Change in Advances to Affiliates, Net	(62.7)	22.8	81.9
Acquisitions of Assets	(6.9)	(9.8)	(17.9)
Other Investing Activities	8.1	6.3	1.8
Net Cash Flows Used for Investing Activities	(1,557.7)	(1,439.2)	(1,359.0)

FINANCING ACTIVITIES
Capital Contribution from Member	29.7	72.7	184.0
Return of Capital to Member	(8.6)	—	—
Issuance of Long-term Debt – Nonaffiliated	689.0	540.8	443.7
Change in Advances from Affiliates, Net	(55.0)	104.4	(31.9)
Retirement of Long-term Debt – Nonaffiliated	(60.0)	(104.0)	(50.0)
Dividends Paid to Member	(175.0)	(170.0)	(112.5)
Net Cash Flows from Financing Activities	420.1	443.9	433.3

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$179.9	$158.8	$132.9
Net Cash Paid for Income Taxes	87.6	95.5	65.7
Construction Expenditures Included in Current Liabilities as of December 31,	177.6	320.7	358.7

See Notes to Financial Statements of Registrants beginning on page 174.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2023	2022	2021
	(in millions of KWhs)
Retail:
Residential	10,126	11,159	11,207
Commercial	5,728	6,066	5,949
Industrial	8,710	8,849	8,879
Miscellaneous	804	843	810
Total Retail	25,368	26,917	26,845

Wholesale	2,191	1,585	4,285

Total KWhs	27,559	28,502	31,130

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2023	2022	2021
	(in degree days)
Actual – Heating (a)	1,537	2,182	1,969
Normal – Heating (b)	2,208	2,209	2,210

Actual – Cooling (c)	1,145	1,314	1,389
Normal – Cooling (b)	1,251	1,238	1,242

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Appalachian Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2022 to Year Ended December 31, 2023
Net Income
(in millions)

Year Ended December 31, 2022	$394.2

Changes in Revenues:
Retail Revenues	236.1
Off-system Sales	(4.6)
Transmission Revenues	(4.7)
Other Revenues	(26.0)
Total Change in Revenues	200.8

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(260.7)
Other Operation and Maintenance	1.8
Asset Impairments and Other Related Charges - Coal Fired Generation	24.9
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)
Depreciation and Amortization	4.0
Taxes Other Than Income Taxes	(4.9)
Interest Income	(0.7)
Allowance for Equity Funds Used During Construction	0.2
Non-Service Cost Components of Net Periodic Benefit Cost	3.5
Interest Expense	(35.7)
Total Change in Expenses and Other	(304.6)

Income Tax Expense	4.0

Year Ended December 31, 2023	$294.4

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $236 million primarily due to the following:
•A $199 million increase in fuel revenue primarily due to authorized fuel rate increases in Virginia.
•A $65 million increase in rider revenues in Virginia and West Virginia.
•A $34 million increase due to lower customer refunds related to Tax Reform.
•A $20 million increase due to a base rate increase in Virginia implemented in October 2022 following the Virginia Supreme Court remand.
These increases were partially offset by:
•A $77 million decrease in weather-related usage driven by a 30% decrease in heating degree days and a 13% decrease in cooling degree days.
•A $10 million decrease in weather-normalized margins primarily due to decreases in the industrial class.
•Other Revenues decreased $26 million primarily due to the following:
•A $16 million decrease in refundable sales of renewable energy credits.
•A $10 million decrease in pole attachment revenue.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $261 million primarily due to the following:
•A $153 million increase due to the current year recovery of prior period under-recovered fuel expenses as a result of authorized fuel rate increases in Virginia.
•A $127 million increase due to a disallowance of under-recovered ENEC regulatory assets in West Virginia.
•Other Operation and Maintenance expenses decreased $2 million primarily due to the following:
•A $19 million decrease in employee-related expenses.
•A $13 million decrease in distribution expenses primarily due to vegetation management costs.
•A $13 million decrease due to a charitable contribution to the AEP Foundation in 2022.

These decreases were partially offset by:
•A $21 million increase due to the amortization of the regulatory asset established in accordance with the August 2022 Virginia Supreme Court opinion related to under-earnings during the 2017-2019 Triennial Review.
•A $14 million increase due to gains from the sale of land in 2022.
•An $8 million increase in accounts receivable factoring expense as a result of increased interest rates.
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
•Depreciation and Amortization Expense decreased $4 million primarily due to the following:
•A $28 million decrease due to the implementation of updated Virginia depreciation rates in 2023.
This decrease was partially offset by:
•A $23 million increase due to a higher depreciable base.
•Interest Expense increased $36 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense decreased $4 million primarily due to a $22 million decrease as a result of lower pretax book income partially offset by a $15 million increase in state taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Appalachian Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Appalachian Power Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2023, there were $1,311 million of deferred costs included in regulatory assets, $126 million of which were pending final regulatory approval, and $1,082 million of regulatory liabilities awaiting potential refund or future rate reduction, $28 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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
February 26, 2024

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

Management assessed the effectiveness of APCo’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded APCo’s internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, APCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit APCo to provide only management’s report in this annual report.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$3,464.1	$3,245.5	$2,895.5
Sales to AEP Affiliates	239.3	256.1	197.9
Other Revenues	17.3	18.3	11.8
TOTAL REVENUES	3,720.7	3,519.9	3,105.2

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,434.6	1,173.9	979.9
Other Operation	748.4	724.1	610.0
Maintenance	271.7	297.8	265.5
Asset Impairments and Other Related Charges - Coal Fired Generation	—	24.9	—
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	—	(37.0)	—
Depreciation and Amortization	571.9	575.9	546.2
Taxes Other Than Income Taxes	163.1	158.2	154.2
TOTAL EXPENSES	3,189.7	2,917.8	2,555.8

OPERATING INCOME	531.0	602.1	549.4

Other Income (Expense):
Interest Income	2.8	3.5	1.0
Allowance for Equity Funds Used During Construction	11.9	11.7	15.6
Non-Service Cost Components of Net Periodic Benefit Cost	32.5	29.0	19.0
Interest Expense	(269.6)	(233.9)	(214.0)

INCOME BEFORE INCOME TAX EXPENSE	308.6	412.4	371.0

Income Tax Expense	14.2	18.2	22.1

NET INCOME	$294.4	$394.2	$348.9

The common stock of APCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 174.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022 and 2021
 (in millions)

	Years Ended December 31,
	2023	2022	2021
Net Income	$294.4	$394.2	$348.9

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.2), $(0.2) and $2.2 in 2023, 2022 and 2021, Respectively	(0.8)	(0.8)	8.3
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.8), $(1.1) and $(1.1) in 2023, 2022 and 2021, Respectively	(3.0)	(4.3)	(4.2)
Pension and OPEB Funded Status, Net of Tax of $1.3, $(6.4) and $3.5 in 2023, 2022 and 2021, Respectively	4.9	(24.1)	13.1

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1.1	(29.2)	17.2

TOTAL COMPREHENSIVE INCOME	$295.5	$365.0	$366.1

See Notes to Financial Statements of Registrants beginning on page 174.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$260.4	$1,828.7	$2,248.0	$7.2	$4,344.3

Common Stock Dividends			(62.5)		(62.5)
Net Income			348.9		348.9
Other Comprehensive Income				17.2	17.2
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	260.4	1,828.7	2,534.4	24.4	4,647.9

Common Stock Dividends			(37.5)		(37.5)
Net Income			394.2		394.2
Other Comprehensive Loss				(29.2)	(29.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	260.4	1,828.7	2,891.1	(4.8)	4,975.4

Capital Contribution from Parent		6.5			6.5
Return of Capital to Parent		(0.7)			(0.7)
Net Income			294.4		294.4
Other Comprehensive Income				1.1	1.1
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	$260.4	$1,834.5	$3,185.5	$(3.7)	$5,276.7

See Notes to Financial Statements of Registrants beginning on page 174.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT ASSETS
Cash and Cash Equivalents	$5.0	$7.5
Restricted Cash for Securitized Funding	14.9	14.4
Advances to Affiliates	18.9	19.8
Accounts Receivable:
Customers	170.3	168.9
Affiliated Companies	98.8	94.0
Accrued Unbilled Revenues	70.8	91.3
Miscellaneous	0.6	0.3
Allowance for Uncollectible Accounts	(2.0)	(1.7)
Total Accounts Receivable	338.5	352.8
Fuel	315.0	158.9
Materials and Supplies	148.4	130.6
Risk Management Assets	22.4	69.1
Regulatory Asset for Under-Recovered Fuel Costs	155.4	473.1
Prepayments and Other Current Assets	40.5	33.4
TOTAL CURRENT ASSETS	1,059.0	1,259.6

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	7,041.3	6,776.8
Transmission	4,711.8	4,482.8
Distribution	5,176.6	4,933.0
Other Property, Plant and Equipment	981.3	883.3
Construction Work in Progress	709.2	705.3
Total Property, Plant and Equipment	18,620.2	17,781.2
Accumulated Depreciation and Amortization	5,688.7	5,402.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	12,931.5	12,379.2

OTHER NONCURRENT ASSETS
Regulatory Assets	1,155.1	1,058.6
Securitized Assets	133.4	159.6
Employee Benefits and Pension Assets	171.7	152.9
Operating Lease Assets	73.7	73.6
Deferred Charges and Other Noncurrent Assets	187.5	138.7
TOTAL OTHER NONCURRENT ASSETS	1,721.4	1,583.4

TOTAL ASSETS	$15,711.9	$15,222.2

See Notes to Financial Statements of Registrants beginning on page 174.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2023 and 2022

	December 31,
	2023	2022
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$339.6	$182.2
Accounts Payable:
General	280.4	451.2
Affiliated Companies	121.3	142.7
Long-term Debt Due Within One Year - Nonaffiliated	538.8	251.8
Customer Deposits	80.0	75.1
Accrued Taxes	117.6	101.0
Obligations Under Operating Leases	14.6	15.0
Other Current Liabilities	193.6	171.2
TOTAL CURRENT LIABILITIES	1,685.9	1,390.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	5,049.5	5,158.7
Deferred Income Taxes	2,011.9	1,992.2
Regulatory Liabilities and Deferred Investment Tax Credits	1,081.9	1,143.6
Asset Retirement Obligations	442.5	419.2
Employee Benefits and Pension Obligations	32.8	34.2
Obligations Under Operating Leases	59.8	59.1
Deferred Credits and Other Noncurrent Liabilities	70.9	49.6
TOTAL NONCURRENT LIABILITIES	8,749.3	8,856.6

TOTAL LIABILITIES	10,435.2	10,246.8

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,834.5	1,828.7
Retained Earnings	3,185.5	2,891.1
Accumulated Other Comprehensive Income (Loss)	(3.7)	(4.8)
TOTAL COMMON SHAREHOLDER’S EQUITY	5,276.7	4,975.4

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$15,711.9	$15,222.2

See Notes to Financial Statements of Registrants beginning on page 174.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$294.4	$394.2	$348.9
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	571.9	575.9	546.2
Deferred Income Taxes	(54.3)	79.6	15.0
Asset Impairments and Other Related Charges - Coal Fired Generation	—	24.9	—
Allowance for Equity Funds Used During Construction	(11.9)	(11.7)	(15.6)
Mark-to-Market of Risk Management Contracts	65.6	(24.4)	(22.3)
Deferred Fuel Over/Under-Recovery, Net	279.7	(501.8)	(196.0)
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	—	(37.0)	—
Change in Other Noncurrent Assets	(115.3)	(75.2)	(68.8)
Change in Other Noncurrent Liabilities	(1.9)	31.4	35.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	17.5	(8.5)	(53.3)
Fuel, Materials and Supplies	(173.9)	(113.5)	116.1
Margin Deposits	(16.1)	64.4	(70.0)
Accounts Payable	(125.9)	190.1	36.8
Accrued Taxes, Net	25.2	6.7	(16.2)
Other Current Assets	0.4	0.2	(2.4)
Other Current Liabilities	(32.3)	5.9	(42.3)
Net Cash Flows from Operating Activities	723.1	601.2	611.7

INVESTING ACTIVITIES
Construction Expenditures	(1,053.0)	(1,048.6)	(841.6)
Change in Advances to Affiliates, Net	0.9	1.0	0.6
Other Investing Activities	(2.8)	42.4	14.5
Net Cash Flows Used for Investing Activities	(1,054.9)	(1,005.2)	(826.5)

FINANCING ACTIVITIES
Capital Contribution from Parent	6.5	—	—
Return of Capital to Parent	(0.7)	—	—
Issuance of Long-term Debt – Nonaffiliated	200.0	698.0	494.0
Change in Advances from Affiliates, Net	157.4	(17.1)	180.7
Retirement of Long-term Debt – Nonaffiliated	(26.6)	(230.4)	(393.0)
Principal Payments for Finance Lease Obligations	(8.3)	(7.9)	(7.7)
Dividends Paid on Common Stock	—	(37.5)	(62.5)
Other Financing Activities	1.5	0.7	0.7
Net Cash Flows from Financing Activities	329.8	405.8	212.2

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(2.0)	1.8	(2.6)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	21.9	20.1	22.7
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$19.9	$21.9	$20.1

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$259.7	$215.1	$207.5
Net Cash Paid (Received) for Income Taxes	47.4	(88.6)	32.8
Noncash Acquisitions Under Finance Leases	5.0	1.6	1.7
Construction Expenditures Included in Current Liabilities as of December 31,	100.7	164.6	139.1

See Notes to Financial Statements of Registrants beginning on page 174.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2023	2022	2021
	(in millions of KWhs)
Retail:
Residential	5,169	5,507	5,463
Commercial	4,971	4,740	4,600
Industrial	7,309	7,492	7,373
Miscellaneous	55	56	58
Total Retail	17,504	17,795	17,494

Wholesale	5,215	6,772	6,618

Total KWhs	22,719	24,567	24,112

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2023	2022	2021
	(in degree days)
Actual – Heating (a)	2,917	3,804	3,396
Normal – Heating (b)	3,734	3,725	3,730

Actual – Cooling (c)	751	935	1,055
Normal – Cooling (b)	871	857	861

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Indiana Michigan Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2022 to Year Ended December 31, 2023
Net Income
(in millions)

Year Ended December 31, 2022	$324.7

Changes in Revenues:
Retail Revenues	(197.4)
Off-system Sales	72.5
Transmission Revenues	(19.3)
Other Revenues	10.5
Total Change in Revenues	(133.7)

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	124.2
Purchased Electricity from AEP Affiliates	60.6
Other Operation and Maintenance	(53.3)
Depreciation and Amortization	57.2
Taxes Other Than Income Taxes	12.8
Other Income	3.2
Non-Service Cost Components of Net Periodic Benefit Cost	6.1
Interest Expense	(11.5)
Total Change in Expenses and Other	199.3

Income Tax Expense	(54.4)

Year Ended December 31, 2023	$335.9

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $197 million primarily due to the following:
•A $178 million decrease in fuel revenues primarily due to lower spot market energy prices.
•A $54 million decrease in rider revenues.
•A $45 million decrease in weather-related usage due to a 23% decrease in heating degree days and a 20% decrease in cooling degree days.
These decreases were partially offset by:
•A $64 million increase in weather-normalized margins in all retail classes, partially offset by the wholesale class.
•A $17 million increase due to a reduction in provision for refund, partially offset by lower wholesale true-ups.
•Off-system Sales increased $73 million primarily due to economic hedging activity and Rockport Plant, Unit 2 merchant sales.
•Transmission Revenues decreased $19 million primarily due to the following:
•An $11 million decrease due to transmission formula rate true-up activity.
•A $2 million decrease due to lower PJM rates for certain point-to-point transmission service resulting from a December 2022 FERC approved settlement agreement.
• Other Revenues increased $11 million primarily due to an increase in sales of renewable energy credits.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $124 million primarily due to lower spot market energy prices and a decrease in generation, partially offset by an increase in average cost of fuel.
•Purchased Electricity from AEP Affiliates decreased $61 million primarily due to a decrease in purchases from AEGCo driven by a decrease in demand for power from the Rockport Plant.

•Other Operation and Maintenance expenses increased $53 million primarily due to the following:
•A $34 million increase in Demand Side Management expenses.
•A $10 million increase in River Transportation Division and merchant operation expenses.
•A $9 million increase due to a decreased Nuclear Electric Insurance Limited distribution in 2023.
•An $8 million increase in nuclear expenses at Cook Plant primarily due to refueling outage expenses.
•An $8 million increase in vegetation management expenses.
•A $7 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
These increases were partially offset by:
•A $15 million decrease in employee-related expenses.
•An $11 million decrease due to a charitable contribution to the AEP Foundation in 2022.
•Depreciation and Amortization expenses decreased $57 million primarily due to the expiration of the Rockport Plant, Unit 2 lease in December 2022, partially offset by an increase in depreciation expense due to the acquisition of Rockport Plant, Unit 2 at the end of the lease and a higher depreciable base.
•Taxes Other Than Income Taxes decreased $13 million primarily due to the repeal of the Indiana Utility Receipts Tax in July 2022.
•Non-Service Cost Components of Net Periodic Benefit Cost decreased $6 million primarily due to the change in loss amortization for the plans and an increase in the expected return on asset assumption, partially offset by higher interest costs due to increased discount rates.
•Interest Expense increased $12 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense increased $54 million primarily due to the following:
•A $24 million increase due to a decrease in amortization of Excess ADIT.
•A $14 million increase due to an increase in pretax book income.
•An $8 million increase due to an increase in state taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Indiana Michigan Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indiana Michigan Power Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2023, there were $421 million of deferred costs included in regulatory assets, $136 million of which were pending final regulatory approval, and $2,076 million of net regulatory liabilities awaiting potential refund or future rate reduction, $23 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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
February 26, 2024

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

Management assessed the effectiveness of I&M’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded I&M’s internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, I&M’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit I&M to provide only management’s report in this annual report.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$2,465.8	$2,588.3	$2,261.2
Sales to AEP Affiliates	9.3	17.8	3.8
Provision for Refund - Affiliated	(10.5)	(2.5)	—
Other Revenues – Affiliated	59.0	54.3	54.0
Other Revenues – Nonaffiliated	12.3	11.7	7.7
TOTAL REVENUES	2,535.9	2,669.6	2,326.7

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	411.3	535.5	338.9
Purchased Electricity from AEP Affiliates	181.2	241.8	217.9
Other Operation	662.8	621.0	645.2
Maintenance	238.7	227.2	210.0
Depreciation and Amortization	470.0	527.2	446.0
Taxes Other Than Income Taxes	84.2	97.0	110.8
TOTAL EXPENSES	2,048.2	2,249.7	1,968.8

OPERATING INCOME	487.7	419.9	357.9

Other Income (Expense):
Other Income	12.5	9.3	11.7
Non-Service Cost Components of Net Periodic Benefit Cost	31.0	24.9	16.4
Interest Expense	(136.7)	(125.2)	(116.8)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	394.5	328.9	269.2

Income Tax Expense (Benefit)	58.6	4.2	(10.6)

NET INCOME	$335.9	$324.7	$279.8

The common stock of I&M is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 174.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022 and 2021
 (in millions)

	Years Ended December 31,
	2023	2022	2021
Net Income	$335.9	$324.7	$279.8

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1), $0.4 and $0.4 in 2023, 2022 and 2021, Respectively	(0.4)	1.6	1.6
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.2), $(0.1) and $0 in 2023, 2022 and 2021, Respectively	(0.9)	(0.3)	(0.1)
Pension and OPEB Funded Status, Net of Tax of $0.3, $(0.1) and $1.1 in 2023, 2022 and 2021, Respectively	1.0	(0.3)	4.2

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(0.3)	1.0	5.7

TOTAL COMPREHENSIVE INCOME	$335.6	$325.7	$285.5

See Notes to Financial Statements of Registrants beginning on page 174.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$56.6	$980.9	$1,718.7	$(7.0)	$2,749.2

Common Stock Dividends			(250.0)		(250.0)
Net Income			279.8		279.8
Other Comprehensive Income				5.7	5.7
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	56.6	980.9	1,748.5	(1.3)	2,784.7

Capital Contribution from Parent		7.9			7.9
Common Stock Dividends			(110.0)		(110.0)
Net Income			324.7		324.7
Other Comprehensive Income				1.0	1.0
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	56.6	988.8	1,963.2	(0.3)	3,008.3

Capital Contribution from Parent		8.8			8.8
Common Stock Dividends			(212.5)		(212.5)
Net Income			335.9		335.9
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	$56.6	$997.6	$2,086.6	$(0.6)	$3,140.2

See Notes to Financial Statements of Registrants beginning on page 174.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT ASSETS
Cash and Cash Equivalents	$2.1	$4.2
Advances to Affiliates	—	23.0
Accounts Receivable:
Customers	66.9	96.6
Affiliated Companies	65.0	104.0
Accrued Unbilled Revenues	0.2	0.6
Miscellaneous	8.2	4.7
Allowance for Uncollectible Accounts	—	(0.1)
Total Accounts Receivable	140.3	205.8
Fuel	88.1	46.5
Materials and Supplies	208.2	188.1
Risk Management Assets	27.8	15.2
Regulatory Asset for Under-Recovered Fuel Costs	14.8	47.1
Prepayments and Other Current Assets	46.7	41.9
TOTAL CURRENT ASSETS	528.0	571.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,646.8	5,585.1
Transmission	1,906.4	1,842.2
Distribution	3,254.0	3,024.7
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	898.5	839.3
Construction Work in Progress	301.7	253.0
Total Property, Plant and Equipment	12,007.4	11,544.3
Accumulated Depreciation, Depletion and Amortization	4,378.4	4,132.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,629.0	7,411.5

OTHER NONCURRENT ASSETS
Regulatory Assets	406.3	459.6
Spent Nuclear Fuel and Decommissioning Trusts	3,860.2	3,341.2
Operating Lease Assets	53.8	64.3
Deferred Charges and Other Noncurrent Assets	330.7	270.5
TOTAL OTHER NONCURRENT ASSETS	4,651.0	4,135.6

TOTAL ASSETS	$12,808.0	$12,118.9

See Notes to Financial Statements of Registrants beginning on page 174.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2023 and 2022
(dollars in millions)

	December 31,
	2023	2022
CURRENT LIABILITIES
Advances from Affiliates	$63.3	$249.9
Accounts Payable:
General	225.8	173.4
Affiliated Companies	107.3	121.5
Long-term Debt Due Within One Year – Nonaffiliated (December 31, 2023 and 2022 Amounts Include $81.4 and $89.6, Respectively, Related to DCC Fuel)	83.7	341.8
Customer Deposits	72.2	48.6
Accrued Taxes	104.7	103.2
Accrued Interest	41.3	36.9
Obligations Under Operating Leases	16.8	16.0
Regulatory Liability for Over-Recovered Fuel Costs	23.2	—
Other Current Liabilities	91.9	105.8
TOTAL CURRENT LIABILITIES	830.2	1,197.1

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,415.7	2,919.0
Deferred Income Taxes	1,169.9	1,157.0
Regulatory Liabilities and Deferred Investment Tax Credits	2,052.3	1,702.2
Asset Retirement Obligations	2,104.3	2,027.6
Obligations Under Operating Leases	37.7	48.9
Deferred Credits and Other Noncurrent Liabilities	57.7	58.8
TOTAL NONCURRENT LIABILITIES	8,837.6	7,913.5

TOTAL LIABILITIES	9,667.8	9,110.6

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	997.6	988.8
Retained Earnings	2,086.6	1,963.2
Accumulated Other Comprehensive Income (Loss)	(0.6)	(0.3)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,140.2	3,008.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$12,808.0	$12,118.9

See Notes to Financial Statements of Registrants beginning on page 174.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$335.9	$324.7	$279.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	470.0	527.2	446.0
Rockport Plant, Unit 2 Operating Lease Amortization	—	—	62.4
Deferred Income Taxes	(54.1)	(45.1)	(38.0)
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	25.6	(49.2)	7.5
Allowance for Equity Funds Used During Construction	(10.9)	(9.8)	(12.8)
Mark-to-Market of Risk Management Contracts	(22.2)	(16.9)	5.2
Amortization of Nuclear Fuel	96.6	82.9	85.3
Deferred Fuel Over/Under-Recovery, Net	55.5	(42.2)	(20.2)
Change in Other Noncurrent Assets	(80.3)	(47.3)	(54.1)
Change in Other Noncurrent Liabilities	47.6	62.4	7.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	71.4	(82.7)	(22.3)
Fuel, Materials and Supplies	(61.4)	(2.6)	30.1
Accounts Payable	22.5	37.3	42.3
Accrued Taxes, Net	1.5	9.4	1.6
Rockport Plant, Unit 2 Operating Lease Payments	—	—	(73.9)
Other Current Assets	(6.2)	19.5	(15.2)
Other Current Liabilities	(11.6)	(46.9)	2.5
Net Cash Flows from Operating Activities	879.9	720.7	733.7

INVESTING ACTIVITIES
Construction Expenditures	(550.3)	(557.8)	(500.9)
Change in Advances to Affiliates, Net	23.0	(1.5)	(8.2)
Purchases of Investment Securities	(2,845.1)	(2,765.4)	(1,928.2)
Sales of Investment Securities	2,787.5	2,713.6	1,886.4
Acquisitions of Nuclear Fuel	(128.2)	(100.7)	(104.5)
Other Investing Activities	6.1	10.3	22.3
Net Cash Flows Used for Investing Activities	(707.0)	(701.5)	(633.1)

FINANCING ACTIVITIES
Capital Contribution from Parent	8.8	7.9	—
Issuance of Long-term Debt - Nonaffiliated	565.3	142.7	546.7
Change in Advances from Affiliates, Net	(186.6)	156.6	(9.7)
Retirement of Long-term Debt - Nonaffiliated	(343.3)	(83.4)	(383.5)
Principal Payments for Finance Lease Obligations	(7.4)	(130.7)	(6.8)
Dividends Paid on Common Stock	(212.5)	(110.0)	(250.0)
Other Financing Activities	0.7	0.6	0.7
Net Cash Flows Used for Financing Activities	(175.0)	(16.3)	(102.6)

Net Increase (Decrease) in Cash and Cash Equivalents	(2.1)	2.9	(2.0)
Cash and Cash Equivalents at Beginning of Period	4.2	1.3	3.3
Cash and Cash Equivalents at End of Period	$2.1	$4.2	$1.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$131.6	$120.9	$110.9
Net Cash Paid for Income Taxes	109.0	10.1	29.3
Noncash Acquisitions Under Finance Leases	4.8	2.2	132.3
Construction Expenditures Included in Current Liabilities as of December 31,	67.8	71.9	87.8
Acquisition of Nuclear Fuel Included in Current Liabilities as of December 31,	24.2	—	—

See Notes to Financial Statements of Registrants beginning on page 174.

OHIO POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2023	2022	2021
	(in millions of KWhs)
Retail:
Residential	13,440	14,430	14,547
Commercial	16,870	16,013	15,036
Industrial	13,899	14,088	14,321
Miscellaneous	109	110	112
Total Retail (a)	44,318	44,641	44,016

Wholesale (b)	1,922	2,198	2,018

Total KWhs	46,240	46,839	46,034

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2023	2022	2021
	(in degree days)
Actual – Heating (a)	2,380	3,116	2,815
Normal – Heating (b)	3,185	3,185	3,190

Actual – Cooling (c)	842	1,121	1,222
Normal – Cooling (b)	1,026	1,011	1,016

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Ohio Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2022 to Year Ended December 31, 2023
Net Income
(in millions)

Year Ended December 31, 2022	$287.8

Changes in Revenues:
Retail Revenues	186.1
Off-system Sales	(86.4)
Transmission Revenues	1.4
Other Revenues	45.2
Total Change in Revenues	146.3

Changes in Expenses and Other:
Purchased Electricity for Resale	149.4
Purchased Electricity from AEP Affiliates	(77.0)
Other Operation and Maintenance	(135.7)
Depreciation and Amortization	(21.9)
Taxes Other Than Income Taxes	(4.9)
Other Income	(0.9)
Allowance for Equity Funds Used During Construction	3.2
Non-Service Cost Components of Net Periodic Benefit Cost	3.9
Interest Expense	(11.3)
Total Change in Expenses and Other	(95.2)

Income Tax Expense	(10.1)
Equity Earnings of Unconsolidated Subsidiaries	(0.6)

Year Ended December 31, 2023	$328.2
The major components of the increase in Revenues were as follows:
•Retail Revenues increased $186 million primarily due to a $225 million increase in rider revenues, partially offset by a $49 million decrease in weather-related usage driven by a 24% decrease in heating degree days and a 25% decrease in cooling degree days.
•Off-system Sales decreased $86 million due to decreased sales at OVEC driven by lower market prices and volume.
•Other Revenue increased $45 million due to refundable sales of renewable energy credits.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses decreased $149 million primarily due to the following:
•A $129 million increase in deferrals of OVEC costs.
•A $69 million decrease due to lower auction volumes driven by decreased load, partially offset by higher prices.
These decreases were partially offset by:
•A $36 million increase in recoverable expenses due to creation, consumption and liquidation of renewable energy credits and recoverable renewable energy purchase agreement expenses.
•Purchased Electricity from AEP Affiliates expenses increased $77 million due to increased affiliated auction volumes driven by AEP Energy auctions won in June 2023.
•Other Operation and Maintenance expenses increased $136 million primarily due to the following:
•A $96 million increase related to an energy assistance program for qualified Ohio customers.
•A $34 million increase in transmission expenses due to an increase in recoverable PJM expenses driven by additional transmission investment.
•A $23 million increase in recoverable distribution expenses primarily related to vegetation management.
These increases were partially offset by:
•A $10 million decrease in employee-related expenses.
•Depreciation and Amortization expenses increased $22 million primarily due to a higher depreciable base, partially offset by a decrease in recoverable rider depreciable expenses.
•Interest Expense increased $11 million primarily due to an increase of $20 million driven by higher debt balances and interest rates, partially offset by a decrease of $7 million due to increased AFUDC base and rates.
•Income Tax Expense increased $10 million primarily due to an increase in pretax book income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ohio Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ohio Power Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of income, of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2023, there were $455 million of deferred costs included in regulatory assets, $24 million of which were pending final regulatory approval, and $1,004 million of regulatory liabilities awaiting potential refund or future rate reduction, $57 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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

Valuation of Level 3 Risk Management Commodity Contracts

As described in Notes 1, 10 and 11 to the consolidated financial statements, the Company employs risk management commodity contracts including physical and financial forward purchase and sale contracts and, to a lesser extent, over-the-counter swaps and options to accomplish its risk management strategies. Certain over-the-counter and bilaterally executed derivative instruments are executed in less active markets with a lower availability of pricing information. As disclosed by management, the fair value of these risk management commodity contracts is estimated based on the best market information available, including valuation models that estimate future energy prices based on existing market and broker quotes, and other assumptions. Fair value estimates, based upon the best market information available, involve uncertainties and matters of significant judgment including forward market price assumptions. The main driver of contracts being classified as Level 3 is the inability to substantiate energy price curves in the market. Management utilized such unobservable pricing inputs to value its Level 3 risk management commodity contract liabilities, which totaled $51 million, as of December 31, 2023.

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
February 26, 2024

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

Management assessed the effectiveness of OPCo’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded OPCo’s internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, OPCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit OPCo to provide only management’s report in this annual report.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
REVENUES
Electricity, Transmission and Distribution	$3,768.0	$3,635.3	$2,863.7
Sales to AEP Affiliates	31.1	18.8	24.8
Other Revenues	12.3	11.0	10.6
TOTAL REVENUES	3,811.4	3,665.1	2,899.1

EXPENSES
Purchased Electricity for Resale	1,128.0	1,277.4	678.0
Purchased Electricity from AEP Affiliates	86.8	9.8	51.9
Other Operation	1,091.7	982.0	836.8
Maintenance	211.5	185.5	158.2
Depreciation and Amortization	316.2	294.3	303.3
Taxes Other Than Income Taxes	507.3	502.4	485.7
TOTAL EXPENSES	3,341.5	3,251.4	2,513.9

OPERATING INCOME	469.9	413.7	385.2

Other Income (Expense):
Other Income	0.4	1.3	1.8
Allowance for Equity Funds Used During Construction	17.1	13.9	10.8
Non-Service Cost Components of Net Periodic Benefit Cost	26.0	22.1	14.6
Interest Expense	(130.9)	(119.6)	(124.4)
INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	382.5	331.4	288.0

Income Tax Expense	54.3	44.2	34.4
Equity Earnings of Unconsolidated Subsidiaries	—	0.6	—

NET INCOME	$328.2	$287.8	$253.6

The common stock of OPCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 174.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$321.2	$838.8	$1,532.7	$2,692.7

Common Stock Dividends			(100.0)	(100.0)
Net Income			253.6	253.6
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	321.2	838.8	1,686.3	2,846.3

Capital Contribution from Parent		1.0		1.0
Return of Capital to Parent		(2.0)		(2.0)
Common Stock Dividends			(45.0)	(45.0)
Net Income			287.8	287.8
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	321.2	837.8	1,929.1	3,088.1

Capital Contribution from Parent		175.0		175.0
Common Stock Dividends			(20.0)	(20.0)
Net Income			328.2	328.2
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	$321.2	$1,012.8	$2,237.3	$3,571.3

See Notes to Financial Statements of Registrants beginning on page 174.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT ASSETS
Cash and Cash Equivalents	$6.4	$9.6
Accounts Receivable:
Customers	39.2	119.9
Affiliated Companies	129.2	100.9
Accrued Unbilled Revenues	—	17.8
Miscellaneous	2.3	0.1
Allowance for Uncollectible Accounts	—	(0.1)
Total Accounts Receivable	170.7	238.6
Materials and Supplies	175.0	109.5
Renewable Energy Credits	8.9	35.0
Prepayments and Other Current Assets	16.8	21.7
TOTAL CURRENT ASSETS	377.8	414.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	3,395.1	3,198.6
Distribution	6,839.4	6,450.3
Other Property, Plant and Equipment	1,125.0	1,051.4
Construction Work in Progress	654.0	474.3
Total Property, Plant and Equipment	12,013.5	11,174.6
Accumulated Depreciation and Amortization	2,713.6	2,565.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,299.9	8,609.3

OTHER NONCURRENT ASSETS
Regulatory Assets	455.0	327.3
Operating Lease Assets	69.9	73.8
Deferred Charges and Other Noncurrent Assets	641.1	578.3
TOTAL OTHER NONCURRENT ASSETS	1,166.0	979.4

TOTAL ASSETS	$10,843.7	$10,003.1

See Notes to Financial Statements of Registrants beginning on page 174.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2023 and 2022
(dollars in millions)

	December 31,
	2023	2022
CURRENT LIABILITIES
Advances from Affiliates	$110.5	$172.9
Accounts Payable:
General	320.7	337.3
Affiliated Companies	154.2	126.1
Long-term Debt Due Within One Year – Nonaffiliated	—	0.1
Risk Management Liabilities	6.8	1.8
Customer Deposits	62.0	96.5
Accrued Taxes	763.3	733.1
Obligations Under Operating Leases	13.5	13.5
Other Current Liabilities	183.3	154.2
TOTAL CURRENT LIABILITIES	1,614.3	1,635.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,366.8	2,970.2
Long-term Risk Management Liabilities	43.9	37.9
Deferred Income Taxes	1,152.7	1,101.1
Regulatory Liabilities and Deferred Investment Tax Credits	1,003.6	1,044.0
Obligations Under Operating Leases	56.7	60.3
Deferred Credits and Other Noncurrent Liabilities	34.4	66.0
TOTAL NONCURRENT LIABILITIES	5,658.1	5,279.5

TOTAL LIABILITIES	7,272.4	6,915.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER'S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	1,012.8	837.8
Retained Earnings	2,237.3	1,929.1
TOTAL COMMON SHAREHOLDER’S EQUITY	3,571.3	3,088.1

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$10,843.7	$10,003.1

See Notes to Financial Statements of Registrants beginning on page 174.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$328.2	$287.8	$253.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	316.2	294.3	303.3
Deferred Income Taxes	7.9	71.5	30.7
Allowance for Equity Funds Used During Construction	(17.1)	(13.9)	(10.8)
Mark-to-Market of Risk Management Contracts	11.0	(52.8)	(17.8)
Property Taxes	(11.5)	(20.0)	(35.3)
Change in Regulatory Assets	(90.9)	30.4	38.3
Change in Other Noncurrent Assets	(137.5)	(87.1)	(40.7)
Change in Other Noncurrent Liabilities	(0.4)	91.1	6.9
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	72.8	(83.7)	(11.8)
Materials and Supplies	(6.9)	(23.4)	(2.5)
Accounts Payable	23.6	112.7	19.1
Accrued Taxes, Net	27.5	27.8	78.2
Other Current Assets	0.4	11.2	(15.7)
Other Current Liabilities	(61.0)	40.2	(19.9)
Net Cash Flows from Operating Activities	462.3	686.1	575.6

INVESTING ACTIVITIES
Construction Expenditures	(990.4)	(872.4)	(732.8)
Change in Advances to Affiliates, Net	—	42.0	(42.0)
Other Investing Activities	41.0	27.9	21.5
Net Cash Flows Used for Investing Activities	(949.4)	(802.5)	(753.3)

FINANCING ACTIVITIES
Capital Contribution from Parent	175.0	1.0	—
Return of Capital to Parent	—	(2.0)	—
Issuance of Long-term Debt – Nonaffiliated	395.0	—	1,037.1
Change in Advances from Affiliates, Net	(62.4)	172.9	(259.2)
Retirement of Long-term Debt – Nonaffiliated	(0.6)	(0.1)	(500.1)
Principal Payments for Finance Lease Obligations	(5.0)	(4.9)	(4.9)
Dividends Paid on Common Stock	(20.0)	(45.0)	(100.0)
Other Financing Activities	1.9	1.1	0.4
Net Cash Flows from Financing Activities	483.9	123.0	173.3

Net Increase (Decrease) in Cash and Cash Equivalents	(3.2)	6.6	(4.4)
Cash and Cash Equivalents at Beginning of Period	9.6	3.0	7.4
Cash and Cash Equivalents at End of Period	$6.4	$9.6	$3.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$124.1	$113.4	$119.5
Net Cash Paid (Received) for Income Taxes	38.9	(19.7)	(7.9)
Noncash Acquisitions Under Finance Leases	4.1	3.0	2.5
Construction Expenditures Included in Current Liabilities as of December 31,	97.7	109.7	97.1

See Notes to Financial Statements of Registrants beginning on page 174.

PUBLIC SERVICE COMPANY OF OKLAHOMA

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2023	2022	2021
	(in millions of KWhs)
Retail:
Residential	6,138	6,618	6,243
Commercial	5,190	5,153	4,911
Industrial	5,932	6,073	5,830
Miscellaneous	1,255	1,297	1,222
Total Retail	18,515	19,141	18,206

Wholesale	180	734	669

Total KWhs	18,695	19,875	18,875

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2023	2022	2021
	(in degree days)
Actual – Heating (a)	1,405	1,893	1,499
Normal – Heating (b)	1,750	1,736	1,742

Actual – Cooling (c)	2,330	2,559	2,198
Normal – Cooling (b)	2,190	2,161	2,165

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Public Service Company of Oklahoma
Reconciliation of Year Ended December 31, 2022 to Year Ended December 31, 2023
Net Income
(in millions)

Year Ended December 31, 2022	$167.6

Changes in Revenues:
Retail Revenues (a)	109.2
Transmission Revenues	(2.7)
Other Revenues	(4.2)
Total Change in Revenues	102.3

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(63.8)
Other Operation and Maintenance	47.0
Depreciation and Amortization	(25.4)
Taxes Other Than Income Taxes	(6.6)
Interest Income	(5.6)
Allowance for Funds Used During Construction	6.9
Non-Service Cost Components of Net Periodic Benefit Cost	1.8
Interest Expense	(19.8)
Total Change in Expenses and Other	(65.5)

Income Tax Benefit	4.4

Year Ended December 31, 2023	$208.8

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $109 million primarily due to the following:
•A $71 million increase in base rate revenues.
•A $71 million increase in fuel revenue primarily due to authorized fuel rate increases in Oklahoma.
These increases were partially offset by:
•A $19 million decrease in weather-related usage due to a 26% decrease in heating degree days and a 9% decrease in cooling degree days.
•A $10 million decrease in weather-normalized margins primarily in the residential class.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $64 million primarily due to the current year amortization of under-recovered fuel regulatory assets due to authorized fuel rate increases in Oklahoma.
•Other Operation and Maintenance expenses decreased $47 million primarily due to the following:
•A $26 million decrease in transmission expenses primarily due to an $11 million decrease in recoverable SPP expenses and a $14 million decrease due to a FERC order which denied stand-alone treatment of NOLCs in transmission formula rates.
•A $10 million decrease in employee-related expenses.
•A $6 million decrease due to a charitable contribution to the AEP Foundation in 2022.
•A $6 million decrease due to the pre-construction costs associated with various renewable projects.
•Depreciation and Amortization expenses increased $25 million primarily due to a higher depreciable base, implementation of new rates and the timing of refunds to customers under rate rider mechanisms.
•Taxes Other Than Income Taxes increased $7 million primarily due to increased property taxes driven by the investment in NCWF and a new infrastructure fee implemented by the City of Tulsa in March 2022.
•Interest Income decreased $6 million primarily due to decreased carrying charges on regulatory assets resulting from the February 2021 severe winter weather event.

•Allowance for Funds Used During Construction increased $7 million primarily due to an increase in AFUDC base and equity rates.
•Interest Expense increased $20 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Benefit increased $4 million primarily due to the following:
•A $17 million increase in PTCs.
This increase was partially offset by:
•An $8 million decrease due to an increase in pretax book income.
•A $2 million decrease due to a decrease in amortization of Excess ADIT.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Public Service Company of Oklahoma

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Public Service Company of Oklahoma (the “Company”) as of December 31, 2023 and 2022 and the related statements of income, of comprehensive income (loss), of changes in common shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the financial statements, the Company's financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2023, there were $641 million of deferred costs included in regulatory assets, $89 million of which were pending final regulatory approval, and $766 million of regulatory liabilities awaiting potential refund or future rate reduction, $1 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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
February 26, 2024

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

Management assessed the effectiveness of PSO’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded PSO’s internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, PSO’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit PSO to provide only management’s report in this annual report.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$1,968.4	$1,865.6	$1,465.3
Sales to AEP Affiliates	1.2	2.9	4.2
Other Revenues	7.4	6.2	4.9
TOTAL REVENUES	1,977.0	1,874.7	1,474.4

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	955.3	891.5	584.3
Other Operation	355.8	400.4	353.8
Maintenance	112.0	114.4	97.2
Depreciation and Amortization	255.5	230.1	196.6
Taxes Other Than Income Taxes	64.1	57.5	49.6
TOTAL EXPENSES	1,742.7	1,693.9	1,281.5

OPERATING INCOME	234.3	180.8	192.9

Other Income (Expense):
Interest Income	1.8	7.4	4.3
Allowance for Equity Funds Used During Construction	8.4	1.5	2.4
Non-Service Cost Components of Net Periodic Benefit Cost	14.3	12.5	8.5
Interest Expense	(103.6)	(83.8)	(62.9)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	155.2	118.4	145.2

Income Tax Expense (Benefit)	(53.6)	(49.2)	4.1

NET INCOME	$208.8	$167.6	$141.1

The common stock of PSO is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 174.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022 and 2021
 (in millions)

	Years Ended December 31,
	2023	2022	2021
Net Income	$208.8	$167.6	$141.1

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.4), $0.3 and $0 in 2023, 2022 and 2021, Respectively	(1.5)	1.3	(0.1)

TOTAL COMPREHENSIVE INCOME	$207.3	$168.9	$141.0

See Notes to Financial Statements of Registrants beginning on page 174.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2020	$157.2	$414.0	$974.3	$0.1	$1,545.6

Capital Contribution from Parent		625.0			625.0
Common Stock Dividends			(20.0)		(20.0)
Net Income			141.1		141.1
Other Comprehensive Loss				(0.1)	(0.1)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	157.2	1,039.0	1,095.4	—	2,291.6

Capital Contribution from Parent		3.6			3.6
Common Stock Dividends			(45.0)		(45.0)
Net Income			167.6		167.6
Other Comprehensive Income				1.3	1.3
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	157.2	1,042.6	1,218.0	1.3	2,419.1

Capital Contribution from Parent		0.6			0.6
Return of Capital to Parent		(3.9)			(3.9)
Common Stock Dividends			(52.5)		(52.5)
Net Income			208.8		208.8
Other Comprehensive Loss				(1.5)	(1.5)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	$157.2	$1,039.3	$1,374.3	$(0.2)	$2,570.6

See Notes to Financial Statements of Registrants beginning on page 174.

PUBLIC SERVICE COMPANY OF OKLAHOMA
BALANCE SHEETS
ASSETS
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT ASSETS
Cash and Cash Equivalents	$2.5	$4.0
Accounts Receivable:
Customers	107.6	70.1
Affiliated Companies	31.0	52.2
Miscellaneous	0.8	0.8
Total Accounts Receivable	139.4	123.1
Fuel	33.7	11.6
Materials and Supplies	106.9	111.1
Risk Management Assets	19.0	25.3
Accrued Tax Benefits	31.0	16.1
Regulatory Asset for Under-Recovered Fuel Costs	118.3	178.7
Prepayments and Other Current Assets	18.7	21.6
TOTAL CURRENT ASSETS	469.5	491.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	2,695.5	2,394.8
Transmission	1,228.3	1,164.4
Distribution	3,450.8	3,216.4
Other Property, Plant and Equipment	505.9	469.3
Construction Work in Progress	313.7	219.3
Total Property, Plant and Equipment	8,194.2	7,464.2
Accumulated Depreciation and Amortization	2,081.9	1,837.7
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,112.3	5,626.5

OTHER NONCURRENT ASSETS
Regulatory Assets	522.7	653.7
Employee Benefits and Pension Assets	68.4	67.3
Operating Lease Assets	112.8	106.1
Deferred Charges and Other Noncurrent Assets	49.2	20.8
TOTAL OTHER NONCURRENT ASSETS	753.1	847.9

TOTAL ASSETS	$7,334.9	$6,965.9

See Notes to Financial Statements of Registrants beginning on page 174.

PUBLIC SERVICE COMPANY OF OKLAHOMA
BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2023 and 2022

	December 31,
	2023	2022
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$54.4	$364.2
Accounts Payable:
General	159.3	202.9
Affiliated Companies	56.7	76.7
Long-term Debt Due Within One Year – Nonaffiliated	0.6	0.5
Risk Management Liabilities	28.9	1.6
Customer Deposits	81.4	59.0
Accrued Taxes	30.7	28.7
Accrued Interest	30.7	18.2
Obligations Under Operating Leases	10.1	8.9
Other Current Liabilities	106.2	82.0
TOTAL CURRENT LIABILITIES	559.0	842.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,384.0	1,912.3
Deferred Income Taxes	831.2	788.6
Regulatory Liabilities and Deferred Investment Tax Credits	765.6	809.1
Asset Retirement Obligations	83.9	73.5
Obligations Under Operating Leases	106.8	99.3
Deferred Credits and Other Noncurrent Liabilities	33.8	21.3
TOTAL NONCURRENT LIABILITIES	4,205.3	3,704.1

TOTAL LIABILITIES	4,764.3	4,546.8

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	1,039.3	1,042.6
Retained Earnings	1,374.3	1,218.0
Accumulated Other Comprehensive Income (Loss)	(0.2)	1.3
TOTAL COMMON SHAREHOLDER’S EQUITY	2,570.6	2,419.1

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$7,334.9	$6,965.9

See Notes to Financial Statements of Registrants beginning on page 174.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$208.8	$167.6	$141.1
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	255.5	230.1	196.6
Deferred Income Taxes	7.9	(59.4)	113.9
Allowance for Equity Funds Used During Construction	(8.4)	(1.5)	(2.4)
Mark-to-Market of Risk Management Contracts	33.0	(13.7)	1.9
Deferred Fuel Over/Under-Recovery, Net	313.2	442.4	(843.8)
Change in Other Regulatory Assets	(108.3)	4.7	(3.5)
Change in Other Noncurrent Assets	(71.3)	(40.1)	(14.8)
Change in Other Noncurrent Liabilities	8.2	29.9	4.4
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(16.3)	(46.0)	(28.7)
Fuel, Materials and Supplies	(16.8)	(51.1)	1.4
Accounts Payable	(58.2)	57.5	34.2
Accrued Taxes, Net	(12.9)	3.2	(6.5)
Other Current Assets	10.7	(6.3)	(6.3)
Other Current Liabilities	45.4	30.4	(20.8)
Net Cash Flows from (Used for) Operating Activities	590.5	747.7	(433.3)

INVESTING ACTIVITIES
Construction Expenditures	(562.3)	(447.0)	(332.1)
Acquisitions of Renewable Energy Facilities	(145.7)	(549.3)	(297.0)
Other Investing Activities	15.2	4.3	2.4
Net Cash Flows Used for Investing Activities	(692.8)	(992.0)	(626.7)

FINANCING ACTIVITIES
Capital Contribution from Parent	0.6	3.6	625.0
Return of Capital to Parent	(3.9)	—	—
Issuance of Long-term Debt – Nonaffiliated	469.8	499.7	1,290.0
Change in Advances from Affiliates, Net	(309.8)	291.9	(83.1)
Retirement of Long-term Debt – Nonaffiliated	(0.5)	(500.5)	(750.5)
Principal Payments for Finance Lease Obligations	(3.3)	(3.2)	(3.2)
Dividends Paid on Common Stock	(52.5)	(45.0)	(20.0)
Other Financing Activities	0.4	0.5	0.5
Net Cash Flows from Financing Activities	100.8	247.0	1,058.7

Net Increase (Decrease) in Cash and Cash Equivalents	(1.5)	2.7	(1.3)
Cash and Cash Equivalents at Beginning of Period	4.0	1.3	2.6
Cash and Cash Equivalents at End of Period	$2.5	$4.0	$1.3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$87.3	$79.7	$57.0
Net Cash Paid (Received) for Income Taxes	(10.6)	(12.5)	(102.9)
Cash Received from the Sale of Transferable Tax Credits	(34.6)	—	—
Noncash Acquisitions Under Finance Leases	2.1	2.8	3.6
Construction Expenditures Included in Current Liabilities as of December 31,	72.9	69.8	56.8

See Notes to Financial Statements of Registrants beginning on page 174.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2023	2022	2021
	(in millions of KWhs)
Retail:
Residential	6,138	6,538	6,205
Commercial	5,538	5,732	5,489
Industrial	5,147	5,174	4,682
Miscellaneous	71	75	77
Total Retail	16,894	17,519	16,453

Wholesale	5,429	6,714	6,704

Total KWhs	22,323	24,233	23,157

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2023	2022	2021
	(in degree days)
Actual – Heating (a)	727	1,149	981
Normal – Heating (b)	1,174	1,170	1,177

Actual – Cooling (c)	2,853	2,833	2,543
Normal – Cooling (b)	2,365	2,333	2,328

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Reconciliation of Year Ended December 31, 2022 to Year Ended December 31, 2023
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Year Ended December 31, 2022	$290.1

Changes in Revenues:
Retail Revenues (a)	(86.2)
Off-system Sales	(13.6)
Transmission Revenues	(6.7)
Other Revenues	4.9
Total Change in Revenues	(101.6)

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	82.4
Other Operation and Maintenance	53.4
Asset Impairments and Other Related Charges	(85.6)
Depreciation and Amortization	(18.0)
Taxes Other Than Income Taxes	(8.3)
Interest Income	1.2
Allowance for Equity Funds Used During Construction	6.6
Non-Service Cost Components of Net Periodic Benefit Cost	1.1
Interest Expense	(9.8)
Total Change in Expenses and Other	23.0

Income Tax Benefit	8.1
Net Income Attributable to Noncontrolling Interest	0.7

Year Ended December 31, 2023	$220.3

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $86 million primarily due to the following:
•A $125 million decrease in fuel revenue primarily due to lower natural gas and spot market energy prices, partially offset by authorized fuel rate increases in Arkansas and Texas designed to recover previously under-recovered fuel regulatory asset balances.
•A $20 million decrease in weather-related usage due to a 37% decrease in heating degree days.
•An $11 million decrease in weather-normalized margins primarily in the residential class.
These decreases were partially offset by:
•A $70 million increase primarily due to base rate revenue increases in Louisiana and Arkansas and rider increases in all retail jurisdictions.
•Off-system Sales decreased $14 million primarily due to reduced Turk Plant merchant sales.
•Transmission Revenues decreased $7 million primarily due to the following:
•A $13 million decrease due to a FERC order which denied stand-alone treatment of NOLCs in transmission formula rates.
•An $8 million decrease in transmission formula rate true-up activity.
These decreases were partially offset by:
•A $12 million increase in transmission investment.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $82 million primarily due to lower natural gas and spot market energy prices, partially offset by the current year amortization of under-recovered fuel regulatory assets due to authorized fuel rate increases in Arkansas and Texas.
•Other Operation and Maintenance expenses decreased $53 million primarily due to the following:
•A $19 million decrease in transmission expenses primarily due to the following:
•A $13 million decrease in transmission formula rate true-up activity and decreased third-party expenses.
•A $7 million decrease due to a FERC order which denied stand-alone treatment of NOLCs in transmission formula rates.
•An $11 million decrease due to pre-construction costs associated with various renewable projects.
•A $10 million decrease in administrative and general expenses primarily due to regulatory fees and employee-related expenses.
•A $9 million decrease due to a prior year charitable contribution to the AEP Foundation.
•Asset Impairments and Other Related Charges increased $86 million due to the probable disallowance of Turk Plant capitalized AFUDC in excess of the Texas jurisdictional capital cost cap as a result of the PUCT’s December 2023 preliminary order in the 2012 Texas Base Rate Case.
•Depreciation and Amortization expenses increased $18 million primarily due to an increase in amortization of regulatory assets.
•Taxes Other Than Income Taxes increased $8 million primarily due to increased property taxes driven by the investment in the NCWF.
•Allowance for Equity Funds Used During Construction increased $7 million primarily due to higher AFUDC equity rates and CWIP.
•Interest Expense increased $10 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Benefit increased $8 million primarily due to the following:
•A $17 million increase due to a decrease in pretax book income.
•A $10 million increase in PTCs.
These increases were partially offset by:
•A $12 million decrease due to the probable disallowance of Turk Plant capitalized AFUDC in excess of the Texas jurisdictional capital cost cap.
•A $3 million decrease in depletion benefit.
•A $2 million decrease due to a decrease in amortization of Excess ADIT.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Southwestern Electric Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwestern Electric Power Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of income, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. As of December 31, 2023, there were $1,303 million of deferred costs included in regulatory assets, $408 million of which were pending final regulatory approval, and $759 million of regulatory liabilities awaiting potential refund or future rate reduction, $7 million of which were pending final regulatory determination. Regulatory assets (deferred expenses) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

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
February 26, 2024

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

Management assessed the effectiveness of SWEPCo’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded SWEPCo’s internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, SWEPCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit SWEPCo to provide only management’s report in this annual report.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
REVENUES
Electric Generation, Transmission and Distribution	$2,133.6	$2,228.6	$2,088.9
Sales to AEP Affiliates	81.6	59.5	41.4
Provision for Refund - Affiliated	(34.8)	(5.6)	(0.4)
Other Revenues	2.4	1.9	1.9
TOTAL REVENUES	2,182.8	2,284.4	2,131.8

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	807.1	889.5	871.0
Other Operation	360.5	424.7	360.3
Maintenance	159.4	148.6	136.7
Asset Impairments and Other Related Charges	85.6	—	11.6
Depreciation and Amortization	342.8	324.8	295.0
Taxes Other Than Income Taxes	135.1	126.8	117.7
TOTAL EXPENSES	1,890.5	1,914.4	1,792.3

OPERATING INCOME	292.3	370.0	339.5

Other Income (Expense):
Interest Income	18.9	17.7	9.2
Allowance for Equity Funds Used During Construction	11.5	4.9	7.0
Non-Service Cost Components of Net Periodic Benefit Cost	13.6	12.5	8.3
Interest Expense	(147.2)	(137.4)	(125.9)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	189.1	267.7	238.1

Income Tax Expense (Benefit)	(33.3)	(25.2)	(0.6)
Equity Earnings of Unconsolidated Subsidiary	1.4	1.4	3.4

NET INCOME	223.8	294.3	242.1

Net Income Attributable to Noncontrolling Interest	3.5	4.2	3.1

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$220.3	$290.1	$239.0

The common stock of SWEPCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 174.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022 and 2021
 (in millions)

	Years Ended December 31,
	2023	2022	2021
Net Income	$223.8	$294.3	$242.1

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0, $0 and $0.4 in 2023, 2022 and 2021, Respectively	0.2	(0.1)	1.5
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.3), $(0.4) and $(0.4) in 2023, 2022 and 2021, Respectively	(1.3)	(1.6)	(1.6)
Pension and OPEB Funded Status, Net of Tax of $0.5, $(2.5) and $1.3 in 2023, 2022 and 2021, Respectively	1.9	(9.2)	4.9

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	0.8	(10.9)	4.8

TOTAL COMPREHENSIVE INCOME	224.6	283.4	246.9

Total Comprehensive Income Attributable to Noncontrolling Interest	3.5	4.2	3.1

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$221.1	$279.2	$243.8

See Notes to Financial Statements of Registrants beginning on page 174.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2020	$0.1	$812.2	$1,811.9	$1.9	$1.6	$2,627.7

Capital Contribution from Parent		280.0				280.0
Common Stock Dividends – Nonaffiliated					(4.8)	(4.8)
Net Income			239.0		3.1	242.1
Other Comprehensive Income				4.8		4.8
TOTAL EQUITY – DECEMBER 31, 2021	0.1	1,092.2	2,050.9	6.7	(0.1)	3,149.8

Capital Contribution from Parent		350.0				350.0
Common Stock Dividends			(105.0)			(105.0)
Common Stock Dividends – Nonaffiliated					(3.4)	(3.4)
Net Income			290.1		4.2	294.3
Other Comprehensive Loss				(10.9)		(10.9)
TOTAL EQUITY – DECEMBER 31, 2022	0.1	1,442.2	2,236.0	(4.2)	0.7	3,674.8

Capital Contribution from Parent		50.0				50.0
Common Stock Dividends			(175.0)			(175.0)
Common Stock Dividends – Nonaffiliated					(4.0)	(4.0)
Net Income			220.3		3.5	223.8
Other Comprehensive Income				0.8		0.8
TOTAL EQUITY – DECEMBER 31, 2023	$0.1	$1,492.2	$2,281.3	$(3.4)	$0.2	$3,770.4

See Notes to Financial Statements of Registrants beginning on page 174.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT ASSETS
Cash and Cash Equivalents (December 31, 2023 and 2022 Amounts Include $0 and $84.2, Respectively, Related to Sabine)	$2.4	$88.4
Advances to Affiliates	2.2	2.1
Accounts Receivable:
Customers	39.0	38.8
Affiliated Companies	47.2	65.4
Miscellaneous	8.3	10.4
Total Accounts Receivable	94.5	114.6
Fuel (December 31, 2023 and 2022 Amounts Include $0 and $14.2, Respectively, Related to Sabine)	113.8	81.3
Materials and Supplies (December 31, 2023 and 2022 Amounts Include $3.9 and $4.2, Respectively, Related to Sabine)	88.4	92.1
Risk Management Assets	11.6	16.4
Accrued Tax Benefits	28.4	16.5
Regulatory Asset for Under-Recovered Fuel Costs	170.8	353.0
Prepayments and Other Current Assets	29.2	47.8
TOTAL CURRENT ASSETS	541.3	812.2

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,790.7	5,476.2
Transmission	2,660.6	2,479.8
Distribution	2,824.1	2,659.6
Other Property, Plant and Equipment (December 31, 2023 and 2022 Amounts Include $182.7 and $219.8, Respectively, Related to Sabine)	814.4	804.4
Construction Work in Progress	555.8	369.5
Total Property, Plant and Equipment	11,645.6	11,789.5
Accumulated Depreciation and Amortization (December 31, 2023 and 2022 Amounts Include $182.7 and $212.5, Respectively, Related to Sabine)	3,087.2	3,527.3
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,558.4	8,262.2

OTHER NONCURRENT ASSETS
Regulatory Assets	1,131.8	1,042.4
Deferred Charges and Other Noncurrent Assets	326.1	262.0
TOTAL OTHER NONCURRENT ASSETS	1,457.9	1,304.4

TOTAL ASSETS	$10,557.6	$10,378.8

See Notes to Financial Statements of Registrants beginning on page 174.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2023 and 2022

	December 31,
	2023	2022
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$88.7	$310.7
Accounts Payable:
General	198.9	213.1
Affiliated Companies	45.9	81.7
Short-term Debt – Nonaffiliated	4.3	—
Long-term Debt Due Within One Year – Nonaffiliated	—	6.2
Risk Management Liabilities	14.4	1.4
Customer Deposits	72.5	65.4
Accrued Taxes	58.7	52.8
Accrued Interest	39.9	36.0
Obligations Under Operating Leases	9.0	8.4
Other Current Liabilities	154.6	172.0
TOTAL CURRENT LIABILITIES	686.9	947.7

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,646.9	3,385.4
Deferred Income Taxes	1,179.3	1,089.7
Regulatory Liabilities and Deferred Investment Tax Credits	756.1	825.7
Asset Retirement Obligations	258.6	237.2
Employee Benefits and Pension Obligations	43.1	29.7
Obligations Under Operating Leases	122.5	120.2
Deferred Credits and Other Noncurrent Liabilities	93.8	68.4
TOTAL NONCURRENT LIABILITIES	6,100.3	5,756.3

TOTAL LIABILITIES	6,787.2	6,704.0

Rate Matters (Notes 4)
Commitments and Contingencies (Note 6)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	1,492.2	1,442.2
Retained Earnings	2,281.3	2,236.0
Accumulated Other Comprehensive Income (Loss)	(3.4)	(4.2)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,770.2	3,674.1

Noncontrolling Interest	0.2	0.7

TOTAL EQUITY	3,770.4	3,674.8

TOTAL LIABILITIES AND EQUITY	$10,557.6	$10,378.8

See Notes to Financial Statements of Registrants beginning on page 174.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$223.8	$294.3	$242.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	342.8	324.8	295.0
Deferred Income Taxes	54.0	9.4	16.6
Asset Impairments and Other Related Charges	85.6	—	11.6
Allowance for Equity Funds Used During Construction	(11.5)	(4.9)	(7.0)
Mark-to-Market of Risk Management Contracts	19.1	(6.2)	(7.3)
Deferred Fuel Over/Under-Recovery, Net	184.3	(86.4)	(546.4)
Change in Regulatory Assets	(60.8)	7.6	(95.6)
Change in Other Noncurrent Assets	(40.5)	42.9	41.9
Change in Other Noncurrent Liabilities	11.0	18.3	(1.1)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	20.1	(28.2)	(21.5)
Fuel, Materials and Supplies	(31.4)	(9.3)	126.5
Accounts Payable	(8.4)	34.1	22.0
Accrued Taxes, Net	(4.5)	9.8	15.4
Other Current Assets	20.2	(9.8)	(3.6)
Other Current Liabilities	(0.8)	(9.8)	8.2
Net Cash Flows from Operating Activities	803.0	586.6	96.8

INVESTING ACTIVITIES
Construction Expenditures	(780.5)	(586.4)	(414.6)
Change in Advances to Affiliates, Net	(0.1)	153.8	(153.8)
Acquisition of the North Central Wind Energy Facilities	—	(658.0)	(355.8)
Other Investing Activities	3.9	5.5	3.5
Net Cash Flows Used for Investing Activities	(776.7)	(1,085.1)	(920.7)

FINANCING ACTIVITIES
Capital Contribution from Parent	50.0	350.0	280.0
Issuance of Long-term Debt – Nonaffiliated	346.8	—	1,137.6
Change in Short-term Debt – Nonaffiliated	4.3	—	(35.0)
Change in Advances from Affiliates, Net	(222.0)	310.7	(124.6)
Retirement of Long-term Debt – Nonaffiliated	(94.1)	(6.2)	(381.2)
Principal Payments for Finance Lease Obligations	(19.1)	(10.8)	(10.9)
Dividends Paid on Common Stock	(175.0)	(105.0)	—
Dividends Paid on Common Stock – Nonaffiliated	(4.0)	(3.4)	(4.8)
Other Financing Activities	0.8	0.4	0.8
Net Cash Flows from (Used for) Financing Activities	(112.3)	535.7	861.9

Net Increase (Decrease) in Cash and Cash Equivalents	(86.0)	37.2	38.0
Cash and Cash Equivalents at Beginning of Period	88.4	51.2	13.2
Cash and Cash Equivalents at End of Period	$2.4	$88.4	$51.2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$128.9	$131.2	$116.5
Net Cash Paid (Received) for Income Taxes	(41.0)	(29.1)	(28.8)
Cash Received from the Sale of Transferable Tax Credits	(41.4)	—	—
Noncash Acquisitions Under Finance Leases	7.1	3.6	4.8
Construction Expenditures Included in Current Liabilities as of December 31,	63.7	105.6	69.0

See Notes to Financial Statements of Registrants beginning on page 174.

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

The Registrants also engage in wholesale electricity, natural gas and other commodity marketing and risk management activities in the United States and provide various energy-related services.  In addition, AEP operated competitive wind and solar farms prior to the sale of AEP Renewables’ competitive contracted renewables portfolio in August 2023. I&M provides barging services to both affiliated and nonaffiliated companies.

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

In addition, the FERC regulates the Operating Agreement, TA and TCA, all of which allocate shared system costs and revenues among the utility subsidiaries that are parties to each agreement.  The FERC also regulates the PCA. See Note 16 - Related Party Transactions for additional information.

Principles of Consolidation

AEP’s consolidated financial statements include its wholly-owned subsidiaries and VIEs, of which AEP is the primary beneficiary. The consolidated financial statements for AEP Texas include the Registrant Subsidiary, its wholly-owned subsidiaries, Transition Funding (a consolidated VIE) and Restoration Funding (a consolidated VIE). The consolidated financial statements for APCo include the Registrant Subsidiary, its wholly-owned subsidiaries and Appalachian Consumer Rate Relief Funding (a consolidated VIE).  The consolidated financial statements for I&M include the Registrant Subsidiary, its wholly-owned subsidiaries and DCC Fuel (consolidated VIEs).  The consolidated financial statements for SWEPCo include the Registrant Subsidiary, its wholly-owned subsidiary and Sabine (a consolidated VIE).  Intercompany items are eliminated in consolidation.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statement of cash flows:

	December 31, 2023
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$330.1	$0.1	$5.0
Restricted Cash	48.9	34.0	14.9
Total Cash, Cash Equivalents and Restricted Cash	$379.0	$34.1	$19.9

	December 31, 2022
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$509.4	$0.1	$7.5
Restricted Cash	47.1	32.7	14.4
Total Cash, Cash Equivalents and Restricted Cash	$556.5	$32.8	$21.9

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

Accounts Receivable and Allowance for Uncollectible Accounts

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

AEP Credit factors accounts receivable on a daily basis, excluding receivables from risk management activities, through purchase agreements with I&M, KGPCo, KPCo, OPCo, PSO, SWEPCo and a portion of APCo.  Since APCo does not have regulatory authority to sell accounts receivable in its West Virginia regulatory jurisdiction, only a portion of APCo’s accounts receivable are sold to AEP Credit.  AEP Credit has a receivables securitization agreement with bank conduits. Under the securitization agreement, AEP Credit receives financing from bank conduits for a portion of its interests in the billed and unbilled receivables acquired from the affiliated utility subsidiaries. See “Securitized Accounts Receivable – AEP Credit” section of Note 14 for additional information.

Generally, AEP Credit recognizes bad debt expense based upon a 12-month rolling average of bad debt write-offs in proportion to gross accounts receivable purchased from participating AEP subsidiaries. The assessment is performed separately for each participating AEP subsidiary, which inherently contemplates any differences in geographical risk characteristics for the allowance for uncollectible accounts. From January 2022 through August 2023, KPCo ceased selling accounts receivable to AEP Credit due to the planned sale of KPCo to Liberty. During this time period, KPCo recognized an allowance for uncollectible accounts on its balance sheet for its accounts receivables using the same assessment methodology used for AEP Credit’s receivables. In September 2023, KPCo resumed selling accounts receivable to AEP Credit, due to the termination of the sale to Liberty. For receivables related to APCo’s West Virginia operations, the allowance for uncollectible accounts is calculated based on a rolling two-year average write-off in proportion to gross accounts receivable.

For customer accounts receivables relating to risk management activities, accounts receivable are reviewed for potential credit losses at a specific counterparty level basis. For AEP Texas, allowances for uncollectible accounts are calculated using the specific identification of receivable balances greater than 120 days delinquent, and for those balances less than 120 days where the collection is doubtful. For miscellaneous accounts receivable, bad debt expense is recognized based upon a 12-month rolling average of bad debt write-offs in proportion to gross accounts receivable, unless specifically identified.

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

Concentrations of Credit Risk and Significant Customers (Applies to Registrant Subsidiaries)

APCo, I&M, OPCo, PSO and SWEPCo do not have any significant customers that comprise 10% or more of their operating revenues. AEP Texas had significant customers which account for the following percentages of Total Revenues for the years ended December 31 and Accounts Receivable – Customers as of December 31:

Significant Customers of AEP Texas:
NRG Energy and TXU Energy	2023	2022	2021
Percentage of Total Revenues	41%	45%	43%
Percentage of Accounts Receivable – Customers	34%	42%	41%

AEPTCo had significant transactions with AEP Subsidiaries which on a combined basis account for the following percentages of Total Revenues for the years ended December 31 and Total Accounts Receivable as of December 31:

Significant Customers of AEPTCo:
AEP Subsidiaries	2023	2022	2021
Percentage of Total Revenues	79%	79%	79%
Percentage of Total Accounts Receivable	60%	72%	81%

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

Deferred Fuel Costs (Applies to all Registrants except AEP Texas, AEPTCo and OPCo)

The cost of purchased electricity, fuel and related emission allowances and emission control chemicals/consumables is charged to Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expense when the fuel is burned or the allowance or consumable is utilized. The cost of fuel also includes the cost of nuclear fuel burned which is computed primarily using the units-of-production method. In regulated jurisdictions with an active FAC, fuel cost over-recoveries (the excess of fuel-related revenues over applicable fuel costs incurred) are generally deferred as current regulatory liabilities and under-recoveries (the excess of applicable fuel costs incurred over fuel-related revenues) are generally deferred as current regulatory assets. Fuel cost over-recovery and under-recovery balances are classified as noncurrent when there is an expectation that refunds or recoveries will extend beyond a one year period, based on a company’s filing with a commission or a commission directive. These deferrals are incorporated into the development of future fuel rates billed to or refunded to customers. The amount of an over-recovery or under-recovery can also be affected by actions of the state regulatory commissions. On a routine basis, state regulatory commissions review and/or audit the Registrants’ fuel procurement policies and practices, the fuel cost calculations and FAC deferrals. FAC deferrals are adjusted when costs are no longer probable of recovery or when refunds of fuel reserves are probable. The Registrants share the majority of their Off-system Sales margins to customers either through an active FAC or other rate mechanisms. Where the FAC or Off-system Sales sharing mechanism is capped, frozen, non-existent or applicable to merchant operations, changes in fuel costs or sharing of Off-system Sales impact earnings.

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

Gross versus Net Presentation of Certain Electricity Supply and Delivery Activities

Most of the power produced at the generation plants is sold to PJM or SPP.  The Registrants also purchase power from PJM and SPP to supply power to customers.  Generally, these power sales and purchases are reported on a net basis as revenues on the statements of income.  However, purchases of power in excess of sales to PJM or SPP, on an hourly net basis, used to serve retail load are recorded gross as Purchased Electricity on the statements of income. With the exception of certain dedicated load bilateral power supply contracts, the transactions of AEP’s nonregulated subsidiaries are reported as gross purchases or sales.

Physical energy purchases arising from non-derivative contracts are accounted for on a gross basis in Purchased Electricity for Resale on the statements of income.  Energy purchases arising from non-trading derivative contracts are recorded based on the transaction’s facts and circumstances.  Certain derivatives that economically hedge future commodity risk are recorded in the same line item on the statements of income as that of the associated risk being hedged. Realized gains and losses on cash flow hedges are recorded in Total Revenues or Purchased Electricity depending on the nature of the risk being hedged. Derivative purchases elected normal used to serve accrual based obligations are recorded in Purchased Electricity on the statements of income.  All other non-trading derivative purchases are recorded net in revenues.

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

Transferable tax credits established by the IRA are accounted for in accordance with the accounting guidance for “Income Taxes” by the Registrants. Proceeds from sales of transferable tax credits are included as a component of Operating Activities on the statement of cash flows and presented as gross within the Supplementary Cash Flow Information.

The Registrants account for uncertain tax positions in accordance with the accounting guidance for “Income Taxes.”  The Registrants classify interest expense or income related to uncertain tax positions as interest expense or income as appropriate and classify penalties as Other Operation expense on the statements of income.

AEP and subsidiaries join in the filing of a consolidated federal income tax return. The benefit of current tax loss of the parent company (Parent Company Loss Benefit) to the AEP System subsidiaries is accounted for as an allocation through equity. The consolidated NOL of the AEP System is allocated to each company in the consolidated group with taxable loss. With the exception of the allocation of the consolidated AEP System NOL, the loss of the Parent and tax credits, the method of allocation reflects a separate return result for each company in the consolidated group.

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

Debt discounts, premiums and debt issuance expenses are deferred and amortized generally utilizing the straight-line method over the term of the related debt.  The straight-line method approximates the effective interest method and is consistent with the treatment in rates for regulated operations.  The net amortization expense is included in Interest Expense on the statements of income.

Pension and OPEB Plans (Applies to all Registrants except AEPTCo)

AEPSC sponsors a qualified pension plan and two unfunded non-qualified pension plans.  Substantially all AEP subsidiary employees are covered by the qualified plan or both the qualified and a non-qualified pension plan.  AEPSC also sponsors OPEB plans to provide health and life insurance benefits for retired employees.  The Registrant Subsidiaries account for their participation in the AEPSC sponsored pension and OPEB plans using multiple-employer accounting.  See Note 8 - Benefit Plans for additional information including significant accounting policies associated with the plans.

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

The objective of the investment policy for the pension fund is to maintain the funded status of the plan while providing for growth in the plan assets to offset the growth in the plan liabilities.  The current target asset allocations are as follows:

Pension Plan Assets	Target
Equity	30%
Fixed Income	54%
Other Investments	15%
Cash and Cash Equivalents	1%

OPEB Plans Assets	Target
Equity	58%
Fixed Income	41%
Cash and Cash Equivalents	1%

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

AEP participates in a securities lending program with BNY Mellon to provide incremental income on idle assets and to provide income to offset custody fees and other administrative expenses.  AEP lends securities to borrowers approved by BNY Mellon in exchange for collateral.  All loans are collateralized by at least 102% of the loaned asset’s market value and the collateral is invested.  The difference between the rebate owed to the borrower and the collateral rate of return determines the earnings on the loaned security.  The securities lending program’s objective is to provide modest incremental income with a limited increase in risk. As of December 31, 2023 and 2022, the fair value of securities on loan as part of the program was $62 million and $83 million, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned as of December 31, 2023 and 2022.

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

Comprehensive Income (Loss) (Applies to AEP only)

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

Stock-Based Compensation Plans

As of December 31, 2023, AEP had performance shares and restricted stock units outstanding under the American Electric Power System 2015 Long-Term Incentive Plan (2015 LTIP).  Upon vesting, all outstanding performance shares and restricted stock units settle in AEP common stock. The impact of AEP’s stock-based compensation plan is insignificant to the financial statements of the Registrant Subsidiaries.

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

AEP compensates their non-employee directors, in part, with stock units under the American Electric Power Company, Inc. Stock Unit Accumulation Plan for Non-Employee Directors.  Prior to June 2022, these stock units were payable in cash to directors after their service ended and are now payable in AEP common stock.

Management measures and recognizes compensation expense for all share-based payment awards to employees and directors based on estimated fair values. For share-based payment awards with service only vesting conditions, management recognizes compensation expense on a straight-line basis.  Stock-based compensation expense recognized on the statements of income for the years ended December 31, 2023, 2022 and 2021 is based on the number of outstanding awards at the end of each period without a reduction for estimated forfeitures. AEP accounts for forfeitures in the period in which they occur.

For the years ended December 31, 2023, 2022 and 2021, compensation costs are included in Net Income for the performance shares, career shares, restricted stock units, the non-employee director stock units and other qualified and non-qualified deferred compensation plans that provide an investment in or an investment return equivalent to that of AEP common stock. Compensation costs may also be capitalized. See Note 15 - Stock-based Compensation for additional information.

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

As of December 31, 2023, AEP’s significant equity method investments include ETT and DHLC. In August 2023, AEP disposed of four joint venture interests as a part of the sale of AEP Renewables’ competitive contracted renewables portfolio. Prior to the sale, these joint venture interests were accounted for as equity method investments. See the “Disposition of the Competitive Contracted Renewables Portfolio” section of Note 7 and the “AEP Wind Holdings, LLC ” section of Note 17 for additional information.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted-average outstanding common shares, assuming conversion of all potentially dilutive stock awards.

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Years Ended December 31,
	2023		2022		2021
	(in millions, except per-share data)
		$/share		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$2,208.1		$2,307.2		$2,488.1

Weighted-Average Number of Basic AEP Common Shares Outstanding	518.9	$4.26	511.8	$4.51	500.5	$4.97
Weighted-Average Dilutive Effect of Stock-Based Awards	1.3	(0.02)	1.7	(0.02)	1.3	(0.01)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	520.2	$4.24	513.5	$4.49	501.8	$4.96

There were no antidilutive shares outstanding as of December 31, 2023, 2022 and 2021.

Supplementary Income Statement Information

The following tables provide the components of Depreciation and Amortization for the years ended December 31, 2023, 2022 and 2021:

2023

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$2,927.5	$380.0	$393.8	$571.1	$439.8	$315.8	$240.3	$323.4
Amortization of Certain Securitized Assets	91.9	91.9	—	—	—	—	—	—
Amortization of Regulatory Assets and Liabilities	71.0	(3.4)	—	0.8	30.2	0.4	15.2	19.4
Total Depreciation and Amortization	$3,090.4	$468.5	$393.8	$571.9	$470.0	$316.2	$255.5	$342.8

2022

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$3,072.8	$363.5	$346.2	$576.1	$511.9	$293.1	$226.2	$319.3
Amortization of Certain Securitized Assets	93.3	93.3	—	—	—	—	—	—
Amortization of Regulatory Assets and Liabilities	36.7	(4.4)	—	(0.2)	15.3	1.2	3.9	5.5
Total Depreciation and Amortization	$3,202.8	$452.4	$346.2	$575.9	$527.2	$294.3	$230.1	$324.8

2021

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$2,717.1	$327.2	$297.3	$547.0	$424.9	$301.1	$185.9	$292.9
Amortization of Certain Securitized Assets	64.2	64.2	—	—	—	—	—	—
Amortization of Regulatory Assets and Liabilities	44.4	(4.4)	—	(0.8)	21.1	2.2	10.7	2.1
Total Depreciation and Amortization	$2,825.7	$387.0	$297.3	$546.2	$446.0	$303.3	$196.6	$295.0

Supplementary Cash Flow Information (Applies to AEP)

	Years Ended December 31,
Cash Flow Information	2023	2022	2021
	(in millions)
Cash Paid (Received) for:
Interest, Net of Capitalized Amounts	$1,673.5	$1,286.3	$1,137.2
Income Taxes	78.4	116.8	13.2
Sale of Transferable Tax Credits	(102.0)	—	—
Noncash Investing and Financing Activities:
Acquisitions Under Finance Leases	48.7	31.8	287.6
Construction Expenditures Included in Current Liabilities as of December 31,	842.4	1,258.9	1,180.4
Acquisition of Nuclear Fuel Included in Current Liabilities as of December 31,	24.2	—	—
Noncash Contribution of Assets to Cedar Creek Project	—	—	(9.3)
Noncontrolling Interest Assumed - Dry Lake Solar Project	—	—	35.3
Noncash Increase in Noncurrent Assets from the Sale of the Competitive Contracted Renewables Portfolio	74.7	—	—

2. NEW ACCOUNTING STANDARDS

The disclosures in this note apply to all Registrants unless indicated otherwise.

During the FASB’s standard-setting process and upon issuance of final standards, management reviews the new accounting literature to determine its relevance, if any, to the Registrants’ business. The following standards will impact the Registrants’ financial statements.

ASU 2023-09 “Improvements to Income Tax Disclosures” (ASU 2023-09)

In December 2023, the FASB issued ASU 2023-09, to address investors’ suggested enhancements to (a) better understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (b) assess income tax information that affects cash flow forecasts and capital allocation decisions and (c) identify potential opportunities to increase future cash flows.

The new standard requires an annual rate reconciliation disclosure of the following categories regardless of materiality: state and local income tax net of federal income tax effect, foreign tax effects, effect of changes in tax laws or rates enacted in the current period, effect of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable or nondeductible items and changes in unrecognized tax benefits.

The new standard also requires an annual disclosure of the amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and by individual jurisdictions that are equal to or greater than 5 percent of total income taxes paid. Disclosure of income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign jurisdictions and income tax expense (benefit) from continuing operations disaggregated by federal, state and foreign jurisdictions is required.
The new standard removes the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures.

The amendments in the new standard may be applied on either a prospective or retrospective basis for public business entities for fiscal years beginning after December 15, 2024 with early adoption permitted. Management has not yet made a decision to early adopt the amendments to this standard or how to apply them.

ASU 2023-07 “Improvements to Reportable Segment Disclosures” (ASU 2023-07)

In November 2023, the FASB issued ASU 2023-07, to address investors’ observations that there is limited information disclosed about segment expenses and to better understand expense categories and amounts included in segment profit or loss. The new standard requires annual and interim disclosure of (a) the categories and amounts of significant segment expenses (determined by management using both qualitative and quantitative factors) that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss, (b) the amounts and a qualitative description of “other segment items”, defined as the difference between reported segment revenues less the significant segment expenses and each reported measure of segment profit or loss disclosed, (c) reportable segment profit or loss and assets that are currently only required annually, (d) the CODM’s title and position, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (e) a requirement that entities with a single reportable segment provide all disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. Additionally, this new standard allows disclosure of one or more of additional profit or loss measures if the CODM uses more than one measure provided that at least one of the disclosed measures is determined in a manner “most consistent with the measurement principles under GAAP”. If multiple measures are presented, additional disclosure is required about how the CODM uses each measure to assess performance and decide how to allocate resources.

The amendments in the new standard are effective on a retrospective basis for all entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal periods beginning after December 15, 2024 with early adoption permitted. Management does not plan to early adopt the amendments to this standard.

3.  COMPREHENSIVE INCOME

The disclosures in this note apply to AEP only. The impact of AOCI is not material to the financial statements of the Registrant Subsidiaries.

Presentation of Comprehensive Income

The following tables provide AEP’s components of changes in AOCI and details of reclassifications from AOCI for the years ended December 31, 2023, 2022 and 2021.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 8 - Benefit Plans for additional information.

	Cash Flow Hedges		Pension and OPEB
For the Year Ended December 31, 2023	Commodity	Interest Rate	Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2022	$223.5	$0.3	$105.2	$(245.3)	$83.7
Change in Fair Value Recognized in AOCI, Net of Tax	(175.8)	(6.4)	—	(16.3)	(198.5)
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	72.2	—	—	—	72.2
Interest Expense (a)	—	(2.4)	—	—	(2.4)
Amortization of Prior Service Cost (Credit)	—	—	(21.2)	—	(21.2)
Amortization of Actuarial (Gains) Losses	—	—	5.2	—	5.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	72.2	(2.4)	(16.0)	—	53.8
Income Tax (Expense) Benefit	15.0	(0.4)	(3.4)	—	11.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	57.2	(2.0)	(12.6)	—	42.6
Reclassifications of KPCo Pension and OPEB Regulatory Assets from AOCI, before Income Tax (Expense) Benefit	—	—	—	21.1	21.1
Income Tax (Expense) Benefit	—	—	—	4.4	4.4
Reclassifications of KPCo Pension and OPEB Regulatory Assets from AOCI, Net of Income Tax (Expense) Benefit	—	—	—	16.7	16.7
Net Current Period Other Comprehensive Income (Loss)	(118.6)	(8.4)	(12.6)	0.4	(139.2)
Balance in AOCI as of December 31, 2023	$104.9	$(8.1)	$92.6	$(244.9)	$(55.5)

	Cash Flow Hedges		Pension and OPEB
For the Year Ended December 31, 2022	Commodity	Interest Rate	Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$163.7	$(21.3)	$115.6	$(73.2)	$184.8
Change in Fair Value Recognized in AOCI, Net of Tax	477.3	18.4	—	(155.4)	340.3
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (a)	0.1	—	—	—	0.1
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(528.6)	—	—	—	(528.6)
Interest Expense (a)	—	4.0	—	—	4.0
Amortization of Prior Service Cost (Credit)	—	—	(21.8)	—	(21.8)
Amortization of Actuarial (Gains) Losses	—	—	8.6	—	8.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(528.5)	4.0	(13.2)	—	(537.7)
Income Tax (Expense) Benefit	(111.0)	0.8	(2.8)	—	(113.0)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(417.5)	3.2	(10.4)	—	(424.7)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI, before Income Tax (Expense) Benefit	—	—	—	(21.1)	(21.1)
Income Tax (Expense) Benefit	—	—	—	(4.4)	(4.4)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI, Net of Income Tax (Expense) Benefit	—	—	—	(16.7)	(16.7)
Net Current Period Other Comprehensive Income (Loss)	59.8	21.6	(10.4)	(172.1)	(101.1)
Balance in AOCI as of December 31, 2022	$223.5	$0.3	$105.2	$(245.3)	$83.7

	Cash Flow Hedges		Pension and OPEB
For the Year Ended December 31, 2021	Commodity	Interest Rate	Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2020	$(60.6)	$(47.5)	$123.7	$(100.7)	$(85.1)
Change in Fair Value Recognized in AOCI, Net of Tax	488.2	21.1	—	27.5	536.8
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (a)	0.7	—	—	—	0.7
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(334.8)	—	—	—	(334.8)
Interest Expense (a)	—	6.5	—	—	6.5
Amortization of Prior Service Cost (Credit)	—	—	(19.4)	—	(19.4)
Amortization of Actuarial (Gains) Losses	—	—	9.1	—	9.1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(334.1)	6.5	(10.3)	—	(337.9)
Income Tax (Expense) Benefit	(70.2)	1.4	(2.2)	—	(71.0)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(263.9)	5.1	(8.1)	—	(266.9)
Net Current Period Other Comprehensive Income (Loss)	224.3	26.2	(8.1)	27.5	269.9
Balance in AOCI as of December 31, 2021	$163.7	$(21.3)	$115.6	$(73.2)	$184.8

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

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through December 31, 2023, AEP Texas’ cumulative revenues from interim base rate increases that are subject to a prudency review is approximately $987 million. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition. AEP Texas is required to file for a comprehensive rate review no later than April 5, 2024.

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

In August 2023, APCo, Virginia Staff and intervening parties reached a settlement agreement that included the following: (a) a $127 million annual increase in Virginia base rates, (b) a 9.5% ROE, (c) updated depreciation rates that reflect a 2040 Amos Plant retirement date, (d) approval of a regulatory asset, including tax gross-up, to be recovered over three years starting in 2024 related to major storm expenses incurred during the 2020-2022 triennial period when APCo under-earned in Virginia, (e) approval of the revenue requirement impact of net operating loss carryforward related to income taxes and approval of deferral authority for corporate alternative minimum taxes incurred and (f) approval of the revenue requirement impact of an increase in vegetation management costs with certain costs subject to over-/under-recovery accounting. In November 2023, the Virginia SCC issued a final order approving the settlement agreement as described above with new rates taking effect in January 2024.

ENEC (Expanded Net Energy Cost) Filings

In April 2023, APCo and WPCo (the Companies) submitted their 2023 annual ENEC filing with the WVPSC, proposing two alternatives to increase ENEC rates effective September 1, 2023 and to resolve the Companies’ open 2021 and 2022 ENEC filings. The first alternative was a $293 million annual increase in ENEC rates comprised of an $89 million increase for current year ENEC expense and a $200 million annual increase for the recovery of the Companies’ February 28, 2023 ENEC under-recovery balances over three years, including debt and equity carrying costs. The second alternative was an $89 million annual increase in ENEC rates with the Companies securitizing approximately $1.9 billion of assets, including: (a) $553 million relating to ENEC under-recoveries as of February 28, 2023, (b) $88 million relating to major storm expense deferrals and (c) $1.2 billion relating to APCo’s West Virginia jurisdictional book values of the Amos and Mountaineer Plants and forecasted CCR and ELG investments at these generating facilities.

In September 2023, the WVPSC issued an order on the 2023 ENEC filing approving an $89 million annual increase in ENEC surcharge rates for the Companies’ forecasted costs for the period September 2023 through August 2024.

In January 2024, the WVPSC issued an order resolving the Companies’ 2021-2023 ENEC cases. In the order, the WVPSC: (a) disallowed $232 million in ENEC under-recovered costs as of February 28, 2023 ($136 million related to APCo) and (b) approved the recovery of $321 million of ENEC under-recovered costs as of February 28, 2023 ($174 million related to APCo) plus a 4% carrying charge rate over a ten-year recovery period starting September 1, 2024. As of December 31, 2023, the Companies’ financial statements reflect the impact of the disallowance. In February 2024, the Companies filed briefs with the

West Virginia Supreme Court to initiate an appeal of this order. The Companies will submit their annual ENEC update filing with the WVPSC in the second quarter of 2024 proposing that updated ENEC rates become effective September 1, 2024.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through December 31, 2023, AEP’s share of ETT’s cumulative revenues that are subject to a prudency review is approximately $1.7 billion. A base rate review could produce a refund to customers if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. ETT is required to file for a comprehensive rate review no later than February 1, 2025, during which the $1.7 billion of cumulative revenues above will be subject to review.

I&M Rate Matters (Applies to AEP and I&M)

Michigan Power Supply Cost Recovery (PSCR)

In April 2023, I&M received intervenor testimony in I&M’s 2021 PSCR Reconciliation for the 12-month period ending December 31, 2021, recommending disallowances of purchased power costs of $18 million associated with the OVEC Inter-Company Power Agreement (ICPA) and the UPA with AEGCo that were alleged to be above market in applying the MPSC’s Code of Conduct rules. Michigan staff submitted testimony in I&M’s 2021 PSCR Reconciliation with no recommended disallowances for PSCR costs incurred, including those associated with the OVEC ICPA and the AEGCo UPA. Michigan staff also recommended several options to address I&M’s shortfall in achieving Michigan’s annual one percent energy waste reduction savings level, resulting in potential future disallowed costs of up to approximately $14 million. In June 2023, Michigan staff submitted rebuttal testimony to update their calculation of the 2021 market proxy price resulting in a recommended disallowance of approximately $1 million related to the OVEC ICPA.

In January 2024, I&M received staff testimony in I&M’s 2022 PSCR Reconciliation for the 12-month period ending December 31, 2022 recommending disallowances of purchased power costs of $2 million associated with the OVEC ICPA that were alleged to be above market in applying the MPSC’s Code of Conduct rules. Similar to the 2021 PSCR Reconciliation, Michigan staff also recommended several options to address I&M’s shortfall in achieving Michigan’s annual one percent energy waste reduction savings level, resulting in potential future disallowed costs of up to approximately $6 million.

MPSC orders on I&M’s 2021 and 2022 PSCR Reconciliations are expected in the first half of 2024. If any PSCR costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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
In December 2023, I&M and intervenors reached a settlement agreement that was submitted to the IURC recommending a two-step increase in Indiana rates with a $28 million annual increase effective upon an IURC order and the remaining $34 million annual increase effective in January 2025. The recommended revenue increase includes: (a) a 9.85% ROE, (b) a two-step update of I&M’s capital structure with a capital structure of 50% for both debt and common equity effective upon an IURC order and I&M will submit an updated capital structure in January 2025 with the common equity component adjusted to no more than 51.2%, (c) a $25 million increase related to depreciation expense and (d) an $11 million increase related to storm expenses.

A hearing was held in January 2024 and an order is expected in the second quarter of 2024. If any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

In January 2024, Michigan Staff and various intervenors submitted testimony recommending changes in base rates ranging from a $6 million annual decrease to a $19 million annual increase. These changes are based on ROEs ranging from 9.7% to 9.9% and capital structures ranging from 49.4% debt and 50.6% equity to 52% debt and 48% equity. Intervenors also proposed in testimony certain disallowances related to existing regulatory assets totaling approximately $5 million, the exclusion of CAMT from any future deferrals and the prospective inclusion of PTCs related to the Cook Plant in I&M’s PSCR.

A hearing was held in February 2024. If any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

KPCo Rate Matters (Applies to AEP)

Investigation of the Service, Rates and Facilities of KPCo

In June 2023, the KPSC issued an order directing KPCo to show cause why it should not be subject to Kentucky statutory remedies, including fines and penalties, for failure to provide adequate service in its service territory. The KPSC’s show cause order did not make any determination regarding the adequacy of KPCo’s service. In July 2023, KPCo filed a response to the show cause order demonstrating that it has provided adequate service. In December 2023 and February 2024, KPCo and certain intervenors filed testimony with the KPSC. In February 2024, KPCo filed a motion to strike and exclude intervenor testimony in its entirety on the grounds that issues raised are outside the scope of the proceeding and because the testimony is largely unreasoned, unsupported, and provides no evidentiary value. A hearing is expected in 2024. If any fines or penalties are levied against KPCo relating to the show cause order, it could reduce net income and cash flows and impact financial condition.

2023 Kentucky Base Rate and Securitization Case

In June 2023, KPCo filed a request with the KPSC for a $94 million net annual increase in base rates based upon a proposed 9.9% ROE with the increase to be implemented no earlier than January 2024. The filing proposes no changes in depreciation rates and an annual level of storm restoration expense in base rates of approximately $1 million. KPCo also proposed to discontinue tracking of PJM transmission costs through a rider, and to instead collect an annual level of costs through base rates. In addition, KPCo has proposed a rider to recover certain distribution reliability investments and related incremental operation and maintenance expenses. KPCo also requested a prudency determination and recovery mechanism for approximately $16 million of purchased power costs not recoverable through its FAC since its last base case. KPCo’s proposal did not address the disposition of its 50% interest in Mitchell Plant, which will be addressed in the future. As of December 31, 2023, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $553 million. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In November 2023, KPCo filed an uncontested settlement agreement with the KPSC, that included an annual base rate increase of $75 million, based upon a 9.75% ROE. Settlement parties agreed that the KPSC should approve KPCo’s securitization request, and that the approximately $471 million regulatory assets requested for securitization are comprised of prudently incurred costs. The settlement does not modify KPCo’s proposal to discontinue tracking of PJM transmission costs through a rider, and to instead collect an annual level of costs through base rates. The settlement approved KPCo’s request to implement a rider to recover certain distribution reliability investments. Under the terms of the settlement, KPCo agreed to forgo recovery of approximately $16 million of purchased power costs not recoverable through the FAC since KPCo’s last base case and excluded a return on its stand-alone NOLC deferred tax asset from the base rate revenue requirement while it seeks a private letter ruling from the IRS. Other differences between KPCo’s requested annual base rate increase and the uncontested settlement agreement are primarily due to exclusion of certain employee-related expenses from the revenue requirement.

In January 2024, consistent with the November 2023 uncontested settlement agreement, the KPSC issued a financing order approving KPCo’s securitization request and concluding that costs requested for recovery were prudently incurred. The KPSC’s financing order includes certain additional requirements related to securitization bond structuring, marketing, placement, and issuance that were not reflected in KPCo’s proposal. As a result, in January 2024, KPCo filed a request for rehearing with the KPSC to clarify certain aspects of these additional requirements. In February 2024, the KPSC denied KPCo’s rehearing requests. In accordance with Kentucky statutory requirements and the financing order, the issuance of the securitized bonds is subject to final review by the KPSC after bond pricing. KPCo expects to proceed with the securitized bond issuance process and to complete the securitization process in the second half of 2024, subject to market conditions. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

In January 2024, the KPSC issued an order modifying the November 2023 uncontested settlement agreement and approving an annual base rate increase of $60 million based upon a 9.75% ROE effective with billing cycles mid-January 2024. The order reduced KPCo’s base rate revenue requirement by $14 million to allow recovery of actual test year PJM transmission costs instead of KPCo’s requested annual level of costs based on PJM 2023 projected transmission revenue requirements. The KPSC denied implementation of a rider to recover certain distribution reliability investments. In February 2024, KPCo filed an appeal with the Commonwealth of Kentucky Franklin Circuit Court, challenging among other aspects of the order the $14 million base rate revenue requirement reduction.

Fuel Adjustment Clause (FAC) Review

In December 2023, KPCo received intervenor testimony in its FAC review for the two-year period ending October 31, 2022, recommending a disallowance ranging from $44 million to $60 million of its total $432 million purchased power cost recoveries as a result of proposed modifications to the ratemaking methodology that limits purchased power costs recoverable through the FAC. A hearing was held in February 2024. If any fuel costs are not recoverable or refunds are ordered, it could reduce future net income and cash flows and impact financial condition.

Rockport Offset Recovery

In January 2024, KPCo filed an application with the KPSC seeking to recover an allowed cost (Rockport Offset) of $41 million in accordance with the terms of the settlement agreement in the 2017 Kentucky Base Rate Case permitting KPCo to use the level of non-fuel, non-environmental Rockport Plant UPA expense included in base rates to earn its authorized ROE in 2023 since the Rockport UPA ended in December 2022. An estimated Rockport Offset of $23 million was recovered through a rider, subject to true-up, during the 12-months ended December 2023. KPCo is requesting to recover the remaining $18 million Rockport Offset true-up over a 12-month period beginning March 2024, also through a rider. The Rockport Offset true-up is not yet reflected in revenue, as KPCo has not met the requirements of alternative revenue recognition in accordance with the accounting guidance for “Regulated Operations”. In February 2024, the KPSC issued an order allowing KPCo to collect the remaining $18 million through interim rates, subject to refund, over twelve months starting in March 2024. Intervenor testimony is expected in April 2024 and an order is expected in the second quarter of 2024. If the Rockport Offset is not recoverable or refunds are ordered, it could reduce future net income and cash flows and impact financial condition.

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

In May 2023, as part of the OVEC cost recovery audits pending before the PUCO, intervenors filed positions claiming that costs incurred by OPCo during the 2020 audit period were imprudent and should be disallowed. A hearing was held in November 2023.

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

PSO Rate Matters (Applies to AEP and PSO)

2022 Oklahoma Base Rate Case

In November 2022, PSO filed a request with the OCC for an annual base rate increase of $294 million based upon a 10.4% ROE with a capital structure of 45.4% debt and 54.6% common equity. The requested $294 million annual base rate increase, net of existing rider revenues and certain incremental renewable facility benefits expected to be provided to customers through riders, represented a requested annual increase in rates of $173 million and included a $47 million annual depreciation expense increase related to the accelerated depreciation recovery of the Northeastern Plant, Unit 3 through 2026, and a $16 million annual amortization expense increase to recover intangible plant over a 5-year useful life instead of a 10-year useful life. PSO’s request also included recovery of the 155 MW Rock Falls Wind Facility through base rates to aid PSO’s near-term capacity needs and support compliance with SPP’s 2023 increased capacity planning reserve margin requirements.

In November 2023, the OCC issued a final order approving an annual base rate increase of $131 million based upon a 9.3% ROE. As a result of the final order, PSO is required to exclude Rock Falls Wind Facility from recovery through base rates until a future base case since the facility was placed into service for PSO customers after the conclusion of the customary six-month post-test year period for ratemaking adjustments. In addition, PSO must provide Rock Falls Wind Facility benefits in excess of $21 million on an annual basis to customers through a rider. The order also stipulates PSO’s proposals related to inclusion of a stand-alone NOLC deferred tax asset in rate base will be addressed in a future proceeding, upon receipt of a private letter ruling from the IRS. Effective January 2024, interim rates implemented in May 2023 concluded and updated rates and tariffs were implemented in accordance with the final order. In January 2024, refund of the $18 million interim rate over collection began and will be competed no later than April 2024, in compliance with the final order. In December 2023, PSO appealed certain elements of the OCC’s final order to the Supreme Court of the State of Oklahoma.

2024 Oklahoma Base Rate Case

In January 2024, PSO filed a request with the OCC for a $218 million annual base rate increase based upon a 10.8% ROE with a capital structure of 48.9% debt and 51.1% common equity. PSO requested an expanded transmission cost recovery rider and a mechanism to recover generation costs necessary to comply with SPP’s 2023 increased capacity planning reserve margin requirements. PSO’s request reflects recovery of Northeastern Plant, Unit 3 through 2040.

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

On December 14, 2023, the PUCT approved a preliminary order stating the PUCT will not address SWEPCo’s request that would allow the PUCT to find cause to allow SWEPCo to exceed the Texas jurisdictional capital cost cap in the current remand proceeding. As a result of the PUCT’s approval of the preliminary order, SWEPCo believes it is probable the PUCT will disallow capitalized AFUDC in excess of the Texas jurisdictional capital cost cap and recorded a pretax, non-cash disallowance of $86 million in the fourth quarter of 2023. Such determination may reduce SWEPCo’s future revenues by approximately $15 million on an annual basis. On December 21, 2023, SWEPCo filed a motion with the PUCT for reconsideration of the preliminary order. In January 2024, the PUCT denied the motion for reconsideration of the preliminary order.

The PUCT’s December 2023 approval of the preliminary order determined that it will address, in the ongoing PUCT remand proceeding, any potential revenue refunds to customers that may be required by future PUCT orders. In January 2024, the PUCT established a procedural schedule for the remand proceeding. Supplemental testimony from SWEPCo is due in March 2024, intervenor and staff testimony is due in April 2024 and a hearing is scheduled for May 2024. Although SWEPCo does not currently believe any refunds are probable of occurring, SWEPCo estimates it could be required to make customer refunds, including interest, ranging from $0 to $200 million related to revenues collected from February 2013 through December 2023.

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

2021 Louisiana Storm Cost Filing

In 2020, Hurricanes Laura and Delta caused power outages and extensive damage to the SWEPCo service territories, primarily impacting the Louisiana jurisdiction. Following both hurricanes, the LPSC issued orders allowing Louisiana utilities, including SWEPCo, to establish regulatory assets to track and defer expenses associated with these storms. In February 2021, severe winter weather impacted the Louisiana jurisdiction and in March 2021, the LPSC approved the deferral of incremental storm restoration expenses related to the winter storm. In March 2023, SWEPCo and the LPSC staff filed a joint stipulation and settlement agreement with the LPSC which confirmed the prudency of $150 million of deferred incremental storm restoration expenses. The agreement also authorized an interim carrying charge at a rate of 3.125% until the recovery mechanism is determined in phase two of this proceeding. In April 2023, the LPSC issued an order approving the stipulation and settlement agreement. In July 2023, SWEPCo submitted additional information in phase two of this proceeding to obtain a financing order and prudency review of capital investment. The procedural schedule for this case states that a hearing will take place in the second quarter of 2024.

February 2021 Severe Winter Weather Impacts in SPP

In February 2021, severe winter weather had a significant impact in SPP, resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021, to February 20, 2021, SWEPCo’s natural gas expenses and purchases of electricity still to be recovered from customers are shown in the table below:

	December 31,		Approved	Approved
Jurisdiction	2023	2022	Recovery Period	Carrying Charge
	(in millions)
Arkansas	$54.2	$74.9	6 years	(a)
Louisiana	97.2	121.7	(b)	(b)
Texas	101.9	132.4	5 years	1.65%
Total	$253.3	$329.0

(a)SWEPCo is permitted to record carrying costs on the unrecovered balance of fuel costs at a weighted-cost of capital approved by the APSC. The APSC will conclude an audit of these costs in 2024. A hearing is scheduled for May 2024.
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

FERC Rate Matters

FERC 2019 SPP Transmission Formula Rate Challenge (Applies to AEP, AEPTCo, PSO and SWEPCo)

In May 2021, certain joint customers submitted a formal challenge at the FERC related to the 2020 Annual Update of the 2019 SPP Transmission Formula Rates of the AEP transmission owning subsidiaries within SPP. In March 2022, the FERC issued an order granting the formal challenge on several issues and denying the formal challenge on other issues. Management has determined that the result of the order had an immaterial impact to the financial statements of AEP, AEPTCo, PSO and SWEPCo. In November 2022, certain joint customers appealed the FERC denial of issues to the U.S. Court of Appeals for the District of Columbia Circuit. In January 2024, the court agreed with the FERC’s order and denied the certain joint customers petition for review.

Independence Energy Connection Project (Applies to AEP)

In 2016, PJM approved the Independence Energy Connection Project (IEC) and included it in its Regional Transmission Expansion Plan to alleviate congestion. Transource Energy has an ownership interest in the IEC, which is located in Maryland and Pennsylvania. In June 2020, the Maryland Public Service Commission approved a Certificate of Public Convenience and Necessity to construct the portion of the IEC in Maryland. In May 2021, the Pennsylvania Public Utility Commission (PAPUC) denied the IEC certificate for siting and construction of the portion in Pennsylvania. Transource Energy appealed the PAPUC ruling in Pennsylvania state court and challenged the ruling before the United States District Court for the Middle District of Pennsylvania. In May 2022, the Pennsylvania state court issued an order affirming the PAPUC decision as to state law claims. In December 2023, the United States District Court for the Middle District of Pennsylvania granted summary judgment in favor of Transource Energy, finding that the PAPUC decision violated federal law and the United States Constitution. In January 2024, the PAPUC filed an appeal with the United States Court of Appeals for the Third Circuit. Additional regulatory proceedings before the PAPUC are expected to resume in 2024.

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. At that time, PJM stated that the IEC has not been cancelled and remains necessary to alleviate congestion. PJM continues to evaluate reliability and market efficiency in the area. As of December 31, 2023, AEP’s share of IEC capital expenditures was approximately $93 million, located in Total Property, Plant and Equipment - Net on AEP’s balance sheets. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is cancelled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

FERC RTO Incentive Complaint (Applies to AEP, AEPTCo and OPCo)

In February 2022, the OCC filed a complaint against AEPSC, American Transmission Systems, Inc. and Duke Energy Ohio, alleging the 50 basis point RTO incentive included in Ohio Transmission Owners’ respective transmission formula rates is not just and reasonable and therefore should be eliminated on the basis that RTO participation is not voluntary, but rather is required by Ohio law. In March 2022, AEPSC filed a motion to dismiss the OCC’s February 2022 complaint with the FERC on the basis of certain deficiencies, including that the complaint fails to request relief that can be granted under FERC regulations because AEPSC is not a public utility nor does it have a transmission rate on file with the FERC. In December 2022, the FERC issued an order removing the 50 basis point RTO incentive from OPCo and OHTCo transmission formula rates effective the date of the February 2022 complaint filing and directed OPCo and OHTCo to provide refunds, with interest, within sixty days of the date of its order. In January 2023, both AEPSC and the OCC filed requests for rehearing with the FERC. In February 2023, in compliance with the FERC’s December 2022 order, AEPSC submitted a filing to the FERC to update OPCo and OHTCo 2023 transmission formula rates to exclude the 50 basis point RTO incentive and provide refunds with interest. In April 2023, the FERC approved the updated transmission formula rates for OPCo and OHTCo and issued an Order on Rehearing affirming its December 2022 decision. During 2023, in compliance with FERC’s December 2022 order, OPCo and OHTCo provided refunds including interest of $5 million and $13 million, respectively. This decision has been appealed to the U.S. Court of Appeals for the Sixth Circuit.

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

In December 2022, the FERC issued an order approving the proposed AEGCo Rockport depreciation rates effective January 1, 2023, subject to further review and a potential refund. The FERC established a separate proceeding to review: (a) AEGCo’s acquisition value for the Rockport Plant, Unit 2 base generating asset (original cost and accumulated depreciation), (b) the appropriateness of including future capital additions as stated components in proposed depreciation rates, in light of the UPA’s formula rate mechanism, (c) the appropriateness of applying two different depreciation rates to a single asset common to both units and (d) the accounting and regulatory treatment of Rockport Plant, Unit 2 costs of removal and related AROs. In August 2023, AEGCo reached a settlement agreement with the FERC Trial Staff that resolves all issues set for hearing. In September 2023, the settlement agreement was certified to the FERC as uncontested. An order from the FERC on this settlement agreement is expected in 2024. If the FERC finalizes the settlement agreement as proposed, management anticipates the results of the order will not have a material impact on financial condition, results of operations or cash flows.

FERC 2021 PJM and SPP Transmission Formula Rate Challenge (Applies to AEP, AEPTCo, APCo, I&M, PSO and SWEPCo)

The Registrants transitioned to stand-alone treatment of NOLCs in its PJM and SPP transmission formula rates beginning with the 2022 projected transmission revenue requirements and 2021 true-up to actual transmission revenue requirements and provided notice of this change in informational filings made with the FERC. Stand-alone treatment of the NOLCs for transmission formula rates increased the annual revenue requirements for years 2023, 2022 and 2021 by $60 million, $69 million and $78 million, respectively.

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

In January 2024, the FERC issued two orders, granting the joint customers’ challenges related to stand-alone treatment of NOLCs in the 2021 Transmission Formula Rates of the AEP transmission owning subsidiaries within PJM and SPP. The FERC directed the AEP transmission owning subsidiaries within PJM and SPP to provide refunds with interest on all amounts collected for the 2021 rate year, and for such refunds to be reflected in the annual update for the next rate year. In February 2024, AEPSC on behalf of the AEP transmission owning subsidiaries within PJM and SPP filed requests with the FERC that it grant rehearing and reverse findings in its January 2024 orders or establish hearing procedures to address outstanding factual issues.

As a result of the January 2024 FERC orders, the Registrants’ 2022 and 2023 income statements cumulatively reflect a provision for refund for the probable refund of all NOLC revenues included in transmission formula rates for years 2023, 2022 and 2021. The probable refunds to affiliated and nonaffiliated customers are reflected as Deferred Credits and Other Noncurrent Liabilities on the balance sheets. Refunds probable to be received by affiliated companies, resulting in a reduction to affiliated transmission expense, were deferred as an increase to Regulatory Liabilities or a reduction to Regulatory Assets on the balance sheets where management expects that refunds would be returned to retail customers through authorized retail jurisdiction rider mechanisms. The FERC directed cash refunds with interest related to the 2021 rate year to occur through the annual update for the next rate year, which will be invoiced by PJM and SPP primarily in 2025. The Registrants have not yet been directed to make cash refunds related to the 2022 or 2023 rate years.

The FERC's January 2024 orders reduced AEP and AEPTCo's 2023 pretax net income by approximately $76 million and $74 million, respectively. The impact of the FERC's orders on the pretax net income of AEP's remaining Registrant Subsidiaries was not material.

Request to Update SWEPCo Generation Depreciation Rates (Applies to AEP and SWEPCo)

In October 2023, SWEPCo filed an application to revise its generation wholesale customer’s contracts to reflect an increase in the annual revenue requirement of approximately $5 million for updated depreciation rates and allow for the return on and of FERC customers jurisdictional share of regulatory assets associated with retired plants. In November 2023, certain intervenors filed a motion with the FERC protesting and recommending the rejection of SWEPCo’s filings. In December 2023, the FERC issued an order approving the proposed rates effective January 1, 2024, subject to further review and refund and established hearing and settlement proceedings. If SWEPCo is unable to recover the remaining regulatory assets associated with retired plants, it could reduce future net income and cash flows and impact financial condition.

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

Regulated Generating Units that have been Retired

SWEPCo

In December 2021, the Dolet Hills Power Station was retired. As part of the 2020 Texas Base Rate Case, the PUCT authorized recovery of SWEPCo’s Texas jurisdictional share of the Dolet Hills Power Station through 2046, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $12 million in 2021. As part of the 2021 Arkansas Base Rate Case, the APSC authorized recovery of SWEPCo’s Arkansas jurisdictional share of the Dolet Hills Power Station through 2027, but denied SWEPCo the ability to earn a return on this investment resulting in a disallowance of $2 million in the second quarter of 2022. Also, the APSC did not rule on the prudency of the early retirement of the Dolet Hills Power Station, which will be addressed in a future proceeding. As part of the 2020 Louisiana Base Rate Case, the LPSC authorized the recovery of SWEPCo’s Louisiana share of the Dolet Hills Power Station, through a separate rider, through 2032, but did not rule on the prudency of the early retirement of the plant, which is being addressed in a separate proceeding. See “2020 Texas Base Rate Case” and “2020 Louisiana Base Rate Case” sections of Note 4 for additional information.

In March 2023, the Pirkey Plant was retired. As part of the 2020 Louisiana Base Rate Case, the LPSC authorized the recovery of SWEPCo’s Louisiana jurisdictional share of the Pirkey Plant, through a separate rider, through 2032. As part of the 2021 Arkansas Base Rate Case, the APSC granted SWEPCo regulatory asset treatment. SWEPCo will request recovery including a weighted average cost of capital carrying charge through a future proceeding. In July 2023, Texas ALJs issued a proposal for decision that concluded the decision to retire the Pirkey Plant was prudent. In September 2023, the PUCT rejected the ALJs proposal for decision concluding the retirement of the Pirkey Plant was prudent. In the open meeting, the commissioners expressed their concerns that the analysis in support of SWEPCo’s decision to retire the Pirkey Plant was not robust enough and that SWEPCo should have re-evaluated the decision following Winter Storm Uri. The treatment of the cost of recovery of the Pirkey Plant is expected to be addressed in a future rate case. As of December 31, 2023, the Texas jurisdictional share of the net book value of the Pirkey Plant was $67 million. To the extent any portion of the Texas jurisdictional share of the net book value of the Pirkey Plant is not recoverable, it could reduce future net income and cash flows and impact financial condition.

Regulated Generating Units to be Retired

PSO

In 2014, PSO received final approval from the Federal EPA to close Northeastern Plant, Unit 3, in 2026. The plant was originally scheduled to close in 2040. As a result of the early retirement date, PSO revised the useful life of Northeastern Plant, Unit 3, to the projected retirement date of 2026 and the incremental depreciation is being deferred as a regulatory asset. As part of the 2022 Oklahoma Base Rate Case, PSO will continue to recover Northeastern Plant, Unit 3 through 2040.

SWEPCo

In November 2020, management announced that it will cease using coal at the Welsh Plant in 2028. As a result of the announcement, SWEPCo began recording a regulatory asset for accelerated depreciation.

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of December 31, 2023, of generating facilities planned for early retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$104.5	$164.2	$20.5	(b)	2026		(c)	$15.0
Welsh Plant, Units 1 and 3	352.0	125.6	58.2	(d)	2028	(e)	(f)	38.6
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

Dolet Hills Power Station and Related Fuel Operations (Applies to AEP and SWEPCo)

In December 2021, the Dolet Hills Power Station was retired. While in operation, DHLC provided 100% of the fuel supply to Dolet Hills Power Station. The remaining book value of Dolet Hills Power Station non-fuel related assets are recoverable by SWEPCo through rate riders. As of December 31, 2023, SWEPCo’s share of the net investment in the Dolet Hills Power Station was $103 million, including materials and supplies, net of cost of removal collected in rates. Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses and are subject to prudency determinations by the various commissions. After closure of the DHLC mining operations and the Dolet Hills Power Station, additional reclamation and other land-related costs incurred by DHLC and Oxbow will continue to be billed to SWEPCo and included in existing fuel clauses. As of December 31, 2023, SWEPCo had a net under-recovered fuel balance of $77 million, inclusive of costs related to the Dolet Hills Power Station billed by DHLC, but excluding impacts of the February 2021 severe winter weather event.

In March 2021, the LPSC issued an order allowing SWEPCo to recover up to $20 million of fuel costs in 2021 and defer approximately $35 million of additional costs with a recovery period to be determined at a later date. In August 2022, the LPSC staff filed testimony recommending fuel disallowances of up to $55 million, including denial of recovery of the $35 million deferral, with refunds to customers over five years. In February 2024, an ALJ issued a final recommendation which included a proposed $55 million refund to customers and the denial of recovery of the $35 million deferral. SWEPCo filed a motion to present oral arguments with the LPSC to dispute the ALJ’s recommendations. Management believes its financial statements adequately address the impact of the LPSC staff and ALJ recommendations. A decision from the LPSC is expected in the first quarter of 2024.

In March 2021, the APSC approved fuel rates that provide recovery of $20 million for the Arkansas share of the 2021 Dolet Hills Power Station fuel costs over five years through the existing fuel clause.

In September 2023, the PUCT approved an unopposed settlement agreement that provides recovery of $48 million of Oxbow mine related costs through 2035.

If any of these costs are not recoverable or customer refunds are required, it could reduce future net income and cash flows and impact financial condition.

Pirkey Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In March 2023, the Pirkey Plant was retired. SWEPCo is recovering, or will seek recovery of, the remaining net book value of Pirkey Plant non-fuel costs. As of December 31, 2023, SWEPCo’s share of the net investment in the Pirkey Plant was $182 million, including materials and supplies, net of cost of removal. See the “Regulated Generating Units that have been Retired” section above for additional information. Fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions. As of March 31, 2023, SWEPCo fuel deliveries, including billings of all fixed costs, from Sabine ceased. Additionally, as of December 31, 2023, SWEPCo had a net under-recovered fuel balance of $77 million, inclusive of costs related to the Pirkey Plant billed by Sabine, but excluding impacts of the February 2021 severe winter weather event. Remaining operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses.

In July 2023, the LPSC ordered that a separate proceeding be established to review the prudence of the decision to retire the Pirkey Plant, including the costs included in fuel for years starting in 2019 and after. In September 2023, the PUCT approved an unopposed settlement agreement that provides recovery of $33 million of Sabine related fuel costs through 2035.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Regulatory Assets and Liabilities

Regulatory assets and liabilities are comprised of the following items:

	AEP
	December 31,		Remaining Recovery Period
	2023	2022
Current Regulatory Assets	(in millions)
Under-recovered Fuel Costs - earns a return	$357.4	$625.7	1 year
Under-recovered Fuel Costs - does not earn a return	62.7	588.5	1 year
Unrecovered Winter Storm Fuel Costs - earns a return (a)	93.9	95.8	1 year
Total Current Regulatory Assets	$514.0	$1,310.0

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$125.6	$85.6
Pirkey Plant Accelerated Depreciation	114.4	116.5
Unrecovered Winter Storm Fuel Costs (a)	60.1	84.6
Other Regulatory Assets Pending Final Regulatory Approval	49.8	68.9
Total Regulatory Assets Currently Earning a Return	349.9	355.6
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	408.9	407.1
2020-2022 Virginia Triennial Under-Earnings	—	37.9
Other Regulatory Assets Pending Final Regulatory Approval	78.5	81.5
Total Regulatory Assets Currently Not Earning a Return	487.4	526.5

Total Regulatory Assets Pending Final Regulatory Approval	837.3	882.1

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant (b)	664.2	689.9	23 years
Long-term Under-recovered Fuel Costs - West Virginia	291.5	—	11 years
Storm-Related Costs	170.9	8.4	5 years
Plant Retirement Costs - Asset Retirement Obligation Costs	110.8	110.6	19 years
Long-term Under-recovered Fuel Costs - Virginia	107.0	223.3	2 years
Unrecovered Winter Storm Fuel Costs (a)	99.3	148.6	4 years
Fuel Mine Closure Costs - Texas	74.3	—	12 years
Pirkey Plant Accelerated Depreciation - Louisiana	65.8	63.0	9 years
Rockport Plant Dry Sorbent Injection System and Selective Catalytic Reduction	46.9	56.6	5 years
Kentucky Deferred Purchased Power Expenses	43.5	53.0	4 years
Ohio Basic Transmission Cost Rider	42.2	14.3	2 years
Plant Retirement Costs - Unrecovered Plant, Dolet Hills Power Station, Louisiana	40.8	45.1	9 years
Texas Mobile Temporary Emergency Electric Energy Facilities Rider	33.4	—	2 years
Environmental Control Projects	31.4	33.9	17 years
Meter Replacement Costs	23.5	34.2	4 years
Long-term Under-recovered Fuel Costs - Oklahoma	—	252.7
Other Regulatory Assets Approved for Recovery	101.4	125.0	various
Total Regulatory Assets Currently Earning a Return	1,946.9	1,858.6
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	1,054.1	975.4	12 years
Plant Retirement Costs - Asset Retirement Obligation Costs	330.2	308.5	19 years
Unrealized Loss on Forward Commitments	131.4	40.1	9 years
Unamortized Loss on Reacquired Debt	97.2	104.1	25 years
Fuel and Purchased Power Adjustment Rider	68.3	76.3	2 years
Cook Plant Nuclear Refueling Outage Levelization	55.7	81.2	2 years
OVEC Purchased Power	50.1	—	2 years
Plant Retirement Costs - Unrecovered Plant, Texas	48.7	51.7	23 years
Storm-Related Costs	38.5	11.9	2 years
2020-2022 Virginia Triennial Under Earnings	37.4	—	4 years
Ohio Enhanced Service Reliability Plan	35.3	33.3	2 years
Ohio Distribution Investment Rider	35.3	2.3	2 years
Postemployment Benefits	30.6	32.1	3 years
Peak Demand Reduction/Energy Efficiency	23.9	41.7	3 years
Other Regulatory Assets Approved for Recovery	271.5	262.7	various
Total Regulatory Assets Currently Not Earning a Return	2,308.2	2,021.3

Total Regulatory Assets Approved for Recovery	4,255.1	3,879.9

Total Noncurrent Regulatory Assets	$5,092.4	$4,762.0
(a)See “February 2021 Severe Winter Weather Impacts in SPP” section of SWEPCo Rate Matters in Note 4 for additional information.
(b)Northeastern Plant, Unit 3 is approved for recovery through 2040, but expected to retire in 2026. PSO records a regulatory asset for accelerated depreciation. See “Regulated Generating Units to be Retired” section above for additional information.

	AEP
	December 31,		Remaining
	2023	2022	Refund Period
Current Regulatory Liabilities	(in millions)
Over-recovered Fuel Costs - pays a return	$3.3	$1.4	1 year
Over-recovered Fuel Costs - does not pay a return	23.2	—	1 year
Total Current Regulatory Liabilities	$26.5	$1.4

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$103.1	$149.7
Total Regulatory Liabilities Currently Paying a Return	103.1	149.7
Regulatory Liabilities Currently Not Paying a Return
FERC 2021 Transmission Formula Rate Challenge Refunds	103.1	—
Other Regulatory Liabilities Pending Final Regulatory Determination	1.7	4.1
Total Regulatory Liabilities Currently Not Paying a Return	104.8	4.1

Total Regulatory Liabilities Pending Final Regulatory Determination	207.9	153.8

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	3,563.5	3,392.4	(b)
Income Taxes, Net (a)	2,179.7	2,504.5	(c)
Rockport Plant, Unit 2 Accelerated Depreciation for Leasehold Improvements	44.9	53.8	5 years
Other Regulatory Liabilities Approved for Payment	35.0	32.7	various
Total Regulatory Liabilities Currently Paying a Return	5,823.1	5,983.4
Regulatory Liabilities Currently Not Paying a Return
Excess Nuclear Decommissioning Funding	1,721.9	1,318.5	(d)
Deferred Investment Tax Credits	154.5	237.3	31 years
Spent Nuclear Fuel	47.6	45.8	(d)
2017-2019 Virginia Triennial Revenue Provision	37.1	39.1	26 years
Demand Side Management	31.3	15.7	2 years
Over-recovered Fuel Costs - Ohio	26.1	32.2	9 years
PJM Transmission Enhancement Refund	22.8	34.1	2 years
PJM Costs and Off-system Sales Margin Sharing - Indiana	14.1	34.2	2 years
OVEC Purchased Power	—	47.1
Unrealized Gain on Forward Commitments	—	45.2
Other Regulatory Liabilities Approved for Payment	96.0	129.2	various
Total Regulatory Liabilities Currently Not Paying a Return	2,151.4	1,978.4

Total Regulatory Liabilities Approved for Payment	7,974.5	7,961.8

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$8,182.4	$8,115.6

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $228 million and $277 million for the years ended December 31, 2023 and 2022, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2023 is to be refunded over 5 years.
(d)Relieved when plant is decommissioned.

	AEP Texas
	December 31,		Remaining Recovery Period
Regulatory Assets:	2023	2022
	(in millions)
Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Texas Mobile Generation Lease Payments	$—	$17.6
Total Regulatory Assets Currently Earning a Return	—	17.6
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	37.7	26.7
Line Inspection Costs	5.7	4.5
Vegetation Management Program	5.2	5.2
Texas Retail Electric Provider Bad Debt Expense	4.0	4.1
Other Regulatory Assets Pending Final Regulatory Approval	11.7	8.9
Total Regulatory Assets Currently Not Earning a Return	64.3	49.4

Total Regulatory Assets Pending Final Regulatory Approval	64.3	67.0

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Texas Mobile Temporary Emergency Electric Energy Facilities Rider	33.4	—	2 years
Meter Replacement Costs	9.4	16.1	2 years
Other Regulatory Assets Approved for Recovery	0.7	1.4	various
Total Regulatory Assets Currently Earning a Return	43.5	17.5
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	183.2	173.2	12 years
Peak Demand Reduction/Energy Efficiency	9.2	11.9	2 years
Vegetation Management Program	6.8	12.1	2 years
Storm-Related Costs	4.3	8.5	2 years
Other Regulatory Assets Approved for Recovery	4.0	8.1	various
Total Regulatory Assets Currently Not Earning a Return	207.5	213.8

Total Regulatory Assets Approved for Recovery	251.0	231.3

Total Noncurrent Regulatory Assets	$315.3	$298.3

	AEP Texas
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2023	2022
	(in millions)
Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$13.0	$13.0
Total Regulatory Liabilities Currently Paying a Return	13.0	13.0
Regulatory Liabilities Currently Not Paying a Return
Other Regulatory Liabilities Pending Final Regulatory Determination	1.5	1.8
Total Regulatory Liabilities Currently Not Paying a Return	1.5	1.8

Total Regulatory Liabilities Pending Final Regulatory Determination	14.5	14.8

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	797.1	766.8	(b)
Income Taxes, Net (a)	412.0	431.6	(c)
Other Regulatory Liabilities Approved for Payment	3.8	4.3	various
Total Regulatory Liabilities Currently Paying a Return	1,212.9	1,202.7
Regulatory Liabilities Currently Not Paying a Return
Transition and Restoration Charges	26.6	29.4	6 years
Other Regulatory Liabilities Approved for Payment	7.4	12.7	various
Total Regulatory Liabilities Currently Not Paying a Return	34.0	42.1

Total Regulatory Liabilities Approved for Payment	1,246.9	1,244.8

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,261.4	$1,259.6

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

	AEPTCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2023	2022
	(in millions)
Noncurrent Regulatory Assets
Regulatory assets approved for recovery:

Regulatory Assets Currently Not Earning a Return
PJM/SPP Annual Formula Rate True-up	$3.1	$7.2	2 years
Total Regulatory Assets Approved for Recovery	3.1	7.2

Total Noncurrent Regulatory Assets	$3.1	$7.2

	AEPTCo
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2023	2022
	(in millions)
Noncurrent Regulatory Liabilities
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$8.7	$8.7
Total Regulatory Liabilities Pending Final Regulatory Determination	8.7	8.7

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	466.3	358.8	(b)
Income Taxes, Net (a)	308.7	355.8	(c)
Total Regulatory Liabilities Approved for Payment	775.0	714.6

Total Noncurrent Regulatory Liabilities	$783.7	$723.3

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $13 million and $16 million for the years ended December 31, 2023 and 2022, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2023 is to be refunded over 5 years.

	APCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2023	2022
	(in millions)
Current Regulatory Assets
Under-recovered Fuel Costs - earns a return	$147.4	$180.7	1 year
Under-recovered Fuel Costs - does not earn a return	8.0	292.4	1 year
Total Current Regulatory Assets	$155.4	$473.1

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.6	$7.0
Total Regulatory Assets Currently Earning a Return	0.6	7.0
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs - West Virginia	91.5	72.6
Plant Retirement Costs - Asset Retirement Obligation Costs	25.9	25.9
2020-2022 Virginia Triennial Under-Earnings	—	37.9
Other Regulatory Assets Pending Final Regulatory Approval	7.5	1.1
Total Regulatory Assets Currently Not Earning a Return	124.9	137.5

Total Regulatory Assets Pending Final Regulatory Approval	125.5	144.5

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Long-term Under-recovered Fuel Costs - West Virginia	154.2	—	11 years
Long-term Under-recovered Fuel Costs - Virginia	107.0	223.3	2 years
Plant Retirement Costs - Unrecovered Plant	72.0	75.6	20 years
Other Regulatory Assets Approved for Recovery	7.1	0.4	various
Total Regulatory Assets Currently Earning a Return	340.3	299.3
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs	324.7	303.1	15 years
Pension and OPEB Funded Status	115.8	108.3	12 years
Unamortized Loss on Reacquired Debt	70.7	74.4	22 years
2020-2022 Virginia Triennial Under-Earnings	37.4	—	4 years
Virginia Transmission Rate Adjustment Clause	25.5	18.7	2 years
Unrealized Loss on Forward Commitments	21.9	—	3 years
Peak Demand Reduction/Energy Efficiency	15.0	15.8	3 years
Postemployment Benefits	14.9	13.7	3 years
Vegetation Management Program - West Virginia	12.9	13.7	2 years
Excess SO2 Allowance Inventory - Virginia	11.8	—	9 years
Virginia Generation Rate Adjustment Clause	10.9	8.0	2 years
Virginia Clean Economy Act	8.0	16.7	2 years
2017-2019 Virginia Triennial Under-Earnings	2.3	30.1	1 year
Other Regulatory Assets Approved for Recovery	17.5	12.3	various
Total Regulatory Assets Currently Not Earning a Return	689.3	614.8

Total Regulatory Assets Approved for Recovery	1,029.6	914.1

Total Noncurrent Regulatory Assets	$1,155.1	$1,058.6

	APCo
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2023	2022
	(in millions)
Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$7.9	$30.5
Total Regulatory Liabilities Currently Paying a Return	7.9	30.5
Regulatory Liabilities Currently Not Paying a Return
FERC 2021 Transmission Formula Rate Challenge Refunds	19.7	—
Total Regulatory Liabilities Currently Not Paying a Return	19.7	—

Total Regulatory Liabilities Pending Final Regulatory Determination	27.6	30.5

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	759.6	713.5	(b)
Income Taxes, Net (a)	240.1	291.3	(c)
Deferred Investment Tax Credits	0.3	0.3	30 years
Total Regulatory Liabilities Currently Paying a Return	1,000.0	1,005.1
Regulatory Liabilities Currently Not Paying a Return
2017-2019 Virginia Triennial Revenue Provision	37.1	39.1	26 years
Over-recovered Deferred Wind Power Costs - Virginia	2.6	13.6	2 years
Unrealized Gain on Forward Commitments	—	34.5
Other Regulatory Liabilities Approved for Payment	14.6	20.8	various
Total Regulatory Liabilities Currently Not Paying a Return	54.3	108.0

Total Regulatory Liabilities Approved for Payment	1,054.3	1,113.1

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,081.9	$1,143.6

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $35 million and $19 million for the years ended December 31, 2023 and 2022, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2023 is to be refunded over 5 years.

	I&M
	December 31,		Remaining Recovery Period
Regulatory Assets:	2023	2022
	(in millions)
Current Regulatory Assets
Under-recovered Fuel Costs, Michigan - earns a return	$14.8	$9.0	1 year
Under-recovered Fuel Costs, Indiana - does not earn a return	—	38.1
Total Current Regulatory Assets	$14.8	$47.1

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.2	$0.1
Total Regulatory Assets Currently Earning a Return	0.2	0.1
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs - Indiana	29.7	21.6
Other Regulatory Assets Pending Final Regulatory Approval	3.3	2.0
Total Regulatory Assets Currently Not Earning a Return	33.0	23.6

Total Regulatory Assets Pending Final Regulatory Approval	33.2	23.7

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	122.5	147.0	5 years
Rockport Plant Dry Sorbent Injection System and Selective Catalytic Reduction	46.9	56.6	5 years
Cook Plant Uprate Project	22.9	25.3	10 years
Deferred Cook Plant Life Cycle Management Project Costs - Michigan, FERC	11.1	12.1	11 years
Cook Plant Turbine - Indiana	8.4	9.0	15 years
Other Regulatory Assets Approved for Recovery	17.5	20.6	various
Total Regulatory Assets Currently Earning a Return	229.3	270.6
Regulatory Assets Currently Not Earning a Return
Cook Plant Nuclear Refueling Outage Levelization	55.7	81.2	2 years
Pension and OPEB Funded Status	25.4	26.9	12 years
Excess SO2 Allowance Inventory - Indiana	14.8	—	5 years
Unamortized Loss on Reacquired Debt	11.8	12.9	25 years
Environmental Cost Rider - Indiana	8.1	6.6	2 years
Postemployment Benefits	7.0	7.7	3 years
Demand Side Management - Indiana	—	10.3
Other Regulatory Assets Approved for Recovery	21.0	19.7	various
Total Regulatory Assets Currently Not Earning a Return	143.8	165.3

Total Regulatory Assets Approved for Recovery	373.1	435.9

Total Noncurrent Regulatory Assets	$406.3	$459.6

	I&M
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2023	2022
	(in millions)
Current Regulatory Liabilities
Over-recovered Fuel Costs, Indiana - does not pay a return	$23.2	$—	1 year
Total Current Regulatory Liabilities	$23.2	$—

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a) (b)	$(103.0)	$(87.7)
Total Regulatory Liabilities Currently Paying a Return	(103.0)	(87.7)
Regulatory Liabilities Currently Not Paying a Return
FERC 2021 Transmission Formula Rate Challenge Refunds	22.8	—
Total Regulatory Liabilities Currently Not Paying a Return	22.8	—

Total Regulatory Liabilities Pending Final Regulatory Determination	(80.2)	(87.7)

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	168.1	170.7	(c)
Income Taxes, Net (a)	116.8	168.6	(d)
Renewable Energy Surcharge - Michigan	26.6	23.2	2 years
Other Regulatory Liabilities Approved for Payment	0.1	3.0	various
Total Regulatory Liabilities Currently Paying a Return	311.6	365.5
Regulatory Liabilities Currently Not Paying a Return
Excess Nuclear Decommissioning Funding	1,721.9	1,318.5	(e)
Spent Nuclear Fuel	47.6	45.8	(e)
Demand Side Management - Indiana	16.7	—	2 years
Deferred Investment Tax Credits	15.8	17.4	27 years
PJM Costs and Off-system Sales Margin Sharing - Indiana	14.1	34.2	2 years
Other Regulatory Liabilities Approved for Payment	4.8	8.5	various
Total Regulatory Liabilities Currently Not Paying a Return	1,820.9	1,424.4

Total Regulatory Liabilities Approved for Payment	2,132.5	1,789.9

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$2,052.3	$1,702.2

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Represents an income tax related regulatory asset, which is presented within net regulatory liabilities on the balance sheet.
(c)Relieved as removal costs are incurred.
(d)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $25 million and $42 million for the years ended December 31, 2023 and 2022, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2023 is to be refunded over 5 years.
(e)Relieved when plant is decommissioned.

	OPCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2023	2022
	(in millions)
Current Regulatory Assets
Under-recovered Fuel Costs - does not earn a return	$—	$3.8	1 year
Total Current Regulatory Assets	$—	$3.8

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$23.6	$33.8
Total Regulatory Assets Pending Final Regulatory Approval	23.6	33.8

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Ohio Basic Transmission Cost Rider	42.2	14.3	2 years
Ohio Distribution Decoupling	1.8	19.5	2 years
Ohio Economic Development Rider	—	1.1
Total Regulatory Assets Currently Earning a Return	44.0	34.9
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	147.1	142.7	12 years
Unrealized Loss on Forward Commitments	50.8	40.0	9 years
OVEC Purchased Power	50.1	—	2 years
Ohio Enhanced Service Reliability Plan	35.3	33.3	2 years
Ohio Distribution Investment Rider	35.3	2.3	2 years
Storm-Related Costs	30.9	—	1 year
Smart Grid Costs	26.3	25.4	2 years
Other Regulatory Assets Approved for Recovery	11.6	14.9	various
Total Regulatory Assets Currently Not Earning a Return	387.4	258.6

Total Regulatory Assets Approved for Recovery	431.4	293.5

Total Noncurrent Regulatory Assets	$455.0	$327.3

	OPCo
	December 31,		Remaining Refund Period
	2023	2022
Regulatory Liabilities:	(in millions)

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Not Paying a Return
FERC 2021 Transmission Formula Rate Challenge Refunds	$57.0	$—
Other Regulatory Liabilities Pending Final Regulatory Determination	0.2	0.2
Total Regulatory Liabilities Pending Final Regulatory Determination	57.2	0.2

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	475.5	466.5	(a)
Income Taxes, Net (b)	408.2	451.9	(c)
Total Regulatory Liabilities Currently Paying a Return	883.7	918.4
Regulatory Liabilities Currently Not Paying a Return
Over-recovered Fuel Costs	26.1	32.2	9 years
Peak Demand Reduction/Energy Efficiency	23.2	23.6	2 years
PJM Transmission Enhancement Refund	9.8	14.7	2 years
OVEC Purchased Power	—	47.1
Other Regulatory Liabilities Approved for Payment	3.6	7.8	various
Total Regulatory Liabilities Currently Not Paying a Return	62.7	125.4

Total Regulatory Liabilities Approved for Payment	946.4	1,043.8

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,003.6	$1,044.0

(a)Relieved as removal costs are incurred.
(b)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $132 million and $162 million for the years ended December 31, 2023 and 2022, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2023 is to be refunded over 5 years.

	PSO
	December 31,		Remaining Recovery Period
	2023	2022
Regulatory Assets:	(in millions)

Current Regulatory Assets
Under-recovered Fuel Costs - earns a return	$118.3	$178.7	1 year
Total Current Regulatory Assets	$118.3	$178.7

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$88.5	$25.5
Other Regulatory Assets Pending Final Regulatory Approval	0.2	0.1
Total Regulatory Assets Pending Final Regulatory Approval	88.7	25.6

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant (a)	254.1	240.6	23 years
Storm-Related Costs	26.2	8.4	5 years
Environmental Control Projects	22.5	23.9	17 years
Meter Replacement Costs	14.1	18.1	4 years
Long-term Under-recovered Fuel Costs - Oklahoma	—	252.7
Other Regulatory Assets Approved for Recovery	8.4	9.1	various
Total Regulatory Assets Currently Earning a Return	325.3	552.8
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	62.6	55.2	12 years
Unrealized Loss on Forward Commitments	29.9	—	2 years
Other Regulatory Assets Approved for Recovery	16.2	20.1	various
Total Regulatory Assets Currently Not Earning a Return	108.7	75.3

Total Regulatory Assets Approved for Recovery	434.0	628.1

Total Noncurrent Regulatory Assets	$522.7	$653.7

(a)Northeastern Plant, Unit 3 is approved for recovery through 2040, but expected to retire in 2026. PSO records a regulatory asset for accelerated depreciation. See “Regulated Generating Units to be Retired” section above for additional information.

	PSO
	December 31,		Remaining Refund Period
	2023	2022
Regulatory Liabilities:	(in millions)

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$—	$51.3
Total Regulatory Liabilities Currently Paying a Return	—	51.3
Regulatory Liabilities Currently Not Paying a Return
FERC 2021 Transmission Formula Rate Challenge Refunds	1.2	—
Total Regulatory Liabilities Currently Not Paying a Return	1.2	—

Total Regulatory Liabilities Pending Final Regulatory Determination	1.2	51.3

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	395.7	380.1	(b)
Asset Removal Costs	317.5	316.3	(c)
Total Regulatory Liabilities Currently Paying a Return	713.2	696.4
Regulatory Liabilities Currently Not Paying a Return
Deferred Investment Tax Credits	47.2	48.2	18 years
Other Regulatory Liabilities Approved for Payment	4.0	13.2	various
Total Regulatory Liabilities Currently Not Paying a Return	51.2	61.4

Total Regulatory Liabilities Approved for Payment	764.4	757.8

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$765.6	$809.1

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $51 million and $21 million for the years ended December 31, 2023 and 2022, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2023 is to be refunded over 1 year.
(c)Relieved as removal costs are incurred.

	SWEPCo
	December 31,		Remaining Recovery Period
	2023	2022
Regulatory Assets:	(in millions)

Current Regulatory Assets
Under-recovered Fuel Costs - earns a return (a)	$76.9	$257.2	1 year
Unrecovered Winter Storm Fuel Costs - earns a return (b)	93.9	95.8	1 year
Total Current Regulatory Assets	$170.8	$353.0

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$125.6	$85.6
Pirkey Plant Accelerated Depreciation	114.4	116.5
Unrecovered Winter Storm Fuel Costs (b)	60.1	84.6
Dolet Hills Power Station Accelerated Depreciation (c)	12.0	9.7
Other Regulatory Assets Pending Final Regulatory Approval	26.0	34.5
Total Regulatory Assets Currently Earning a Return	338.1	330.9
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs - Louisiana, Texas	56.0	151.5
Asset Retirement Obligation - Louisiana	—	11.8
Other Regulatory Assets Pending Final Regulatory Approval	13.7	16.0
Total Regulatory Assets Currently Not Earning a Return	69.7	179.3

Total Regulatory Assets Pending Final Regulatory Approval	407.8	510.2

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Storm-Related Costs - Louisiana	144.7	—	2 years
Unrecovered Winter Storm Fuel Costs (b)	99.3	148.6	4 years
Fuel Mine Closure Costs - Texas	74.3	—	12 years
Pirkey Plant Accelerated Depreciation - Louisiana	65.8	63.0	9 years
Plant Retirement Costs - Unrecovered Plant, Arkansas	44.4	13.1	19 years
Plant Retirement Costs - Unrecovered Plant, Dolet Hills Power Station - Louisiana	40.8	45.1	9 years
Environmental Controls Projects	8.9	10.0	9 years
Plant Retirement Costs - Unrecovered Plant, Welsh Plant, Unit 2 - Louisiana	—	35.2
Other Regulatory Assets Approved for Recovery	4.9	6.8	various
Total Regulatory Assets Currently Earning a Return	483.1	321.8
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	109.2	96.2	12 years
Plant Retirement Costs - Unrecovered Plant, Texas	48.7	51.7	23 years
North Central Wind Rider	20.2	6.4	2 years
Plant Retirement Costs - Unrecovered Plant, Arkansas	17.3	21.1	4 years
Unrealized Loss on Forward Commitments	15.4	—	2 years
Other Regulatory Assets Approved for Recovery	30.1	35.0	various
Total Regulatory Assets Currently Not Earning a Return	240.9	210.4

Total Regulatory Assets Approved for Recovery	724.0	532.2

Total Noncurrent Regulatory Assets	$1,131.8	$1,042.4

(a)Amounts include Arkansas and Texas jurisdictions.
(b)See “February 2021 Severe Winter Weather Impacts in SPP” section of SWEPCo Rate Matters in Note 4 for additional information.
(c)Amounts include the FERC jurisdiction.

	SWEPCo
	December 31,		Remaining Refund Period
	2023	2022
Regulatory Liabilities:	(in millions)

Current Regulatory Liabilities
Over-recovered Fuel Costs - pays a return (a)	$3.3	$1.4	1 year
Total Current Regulatory Liabilities	$3.3	$1.4

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (b)	$7.0	$7.0
Total Regulatory Liabilities Pending Final Regulatory Determination	7.0	7.0

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	443.2	481.2	(c)
Income Taxes, Net (b)	292.4	327.6	(d)
Other Regulatory Liabilities Approved for Payment	4.4	2.2	various
Total Regulatory Liabilities Currently Paying a Return	740.0	811.0
Regulatory Liabilities Currently Not Paying a Return
Other Regulatory Liabilities Approved for Payment	9.1	7.7	various
Total Regulatory Liabilities Currently Not Paying a Return	9.1	7.7

Total Regulatory Liabilities Approved for Payment	749.1	818.7

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$756.1	$825.7

(a)Amounts include Louisiana jurisdiction.
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

COMMITMENTS (Applies to all Registrants except AEP Texas and AEPTCo)

AEP subsidiaries have substantial commitments for fuel, energy and capacity contracts as part of the normal course of business. Certain contracts contain penalty provisions for early termination.

In accordance with the accounting guidance for “Commitments”, the following tables summarize the Registrants’ actual contractual commitments as of December 31, 2023:

Contractual Commitments - AEP	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$1,126.7	$1,260.7	$313.5	$256.1	$2,957.0
Energy and Capacity Purchase Contracts	186.4	412.3	308.8	419.8	1,327.3
Total	$1,313.1	$1,673.0	$622.3	$675.9	$4,284.3

Contractual Commitments - APCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$595.2	$626.1	$99.5	$—	$1,320.8
Energy and Capacity Purchase Contracts	40.1	80.2	65.5	75.9	261.7
Total	$635.3	$706.3	$165.0	$75.9	$1,582.5

Contractual Commitments - I&M	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$144.4	$232.3	$130.8	$241.6	$749.1
Energy and Capacity Purchase Contracts	127.0	253.8	236.6	182.2	799.6
Total	$271.4	$486.1	$367.4	$423.8	$1,548.7

Contractual Commitments - OPCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Energy and Capacity Purchase Contracts	$33.4	$66.6	$66.3	$102.6	$268.9

Contractual Commitments - PSO	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$31.5	$36.6	$—	$—	$68.1
Energy and Capacity Purchase Contracts	56.6	139.3	88.0	56.3	340.2
Total	$88.1	$175.9	$88.0	$56.3	$408.3

Contractual Commitments - SWEPCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$109.2	$48.1	$—	$—	$157.3
Energy and Capacity Purchase Contracts	16.4	26.2	2.2	—	44.8
Total	$125.6	$74.3	$2.2	$—	$202.1

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

AEP has $4 billion and $1 billion revolving credit facilities due in March 2027 and 2025, respectively, under which up to $1.2 billion may be issued as letters of credit on behalf of subsidiaries. As of December 31, 2023, no letters of credit were issued under the revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $450 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of December 31, 2023 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$257.0	January 2024 to November 2024
AEP Texas	1.8	July 2024
APCo	6.3	September 2024
I&M	2.9	September 2024

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of December 31, 2023, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase-and-sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase-and-sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Lease Obligations

Certain Registrants lease equipment under master lease agreements.  See “Master Lease Agreements” section of Note 13 for additional information.

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

Superfund addresses clean-up of hazardous substances that are released to the environment.  The Federal EPA administers the clean-up programs.  Several states enacted similar laws.  As of December 31, 2023, AGR, APCo, OPCo and SWEPCo are named as a Potentially Responsible Party (PRP) for one, one, two and one sites, respectively, by the Federal EPA for which alleged liability is unresolved.  There are 11 additional sites for which APCo, I&M, KPCo, OPCo and SWEPCo received information requests which could lead to PRP designation. In those instances where a PRP or defendant has been named, disposal or recycling activities were in accordance with the then-applicable laws and regulations. Superfund does not recognize compliance as a defense, but imposes strict liability on parties who fall within its broad statutory categories.  Liability has been resolved for a number of sites with no significant effect on net income.

Management evaluates the potential liability for each Superfund site separately, but several general statements can be made about potential future liability.  Allegations that materials were disposed at a particular site are often unsubstantiated and the quantity of materials deposited at a site can be small and often non-hazardous.  Although Superfund liability has been interpreted by the courts as joint and several, typically many parties are named as PRPs for each site and several of the parties are financially sound enterprises.  As of December 31, 2023, management’s estimates do not anticipate material clean-up costs for identified Superfund sites.

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

Decommissioning and Low-Level Waste Accumulation Disposal

The costs to decommission a nuclear plant are affected by NRC regulations and the SNF disposal program.  Decommissioning costs are accrued over the service life of Cook Plant.  The most recent decommissioning cost study was performed in 2021.  According to that study, the estimated cost of decommissioning and disposal of low-level radioactive waste was $2.2 billion in 2021 non-discounted dollars, with additional ongoing costs of $7 million per year for post decommissioning storage of SNF and an eventual cost of $33 million for the subsequent decommissioning of the SNF storage facility, also in 2021 non-discounted dollars. I&M recovers estimated decommissioning costs for the Cook Plant in its rates.  The amounts recovered in rates were $2 million, $2 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively.  Decommissioning costs recovered from customers are deposited in external trusts.

As of December 31, 2023 and 2022, the total decommissioning trust fund balances were $3.5 billion and $3.0 billion, respectively.  The increase in the trust fund balance was driven by favorable investment performance in 2023. Trust fund earnings increase the fund assets and may decrease the amount remaining to be recovered from customers. Trust fund losses decrease the fund assets and may increase the amount remaining to be recovered from customers.  The decommissioning costs (including unrealized gains and losses, interest and trust funds expenses) increase or decrease the recorded liability.

I&M continues to work with regulators and customers to establish rates designed to collect the estimated costs of decommissioning the Cook Plant.  However, future net income and cash flows would be reduced and financial condition could be impacted if the cost of SNF disposal and decommissioning increases and cannot be recovered.

Spent Nuclear Fuel Disposal

The federal government is responsible for permanent SNF disposal and assesses fees to nuclear plant owners for SNF disposal.  A fee of one-mill per KWh for fuel consumed after April 6, 1983 at the Cook Plant was collected from customers and remitted to the DOE through May 14, 2014. In May 2014, pursuant to court order from the U.S Court of Appeals for the District of Columbia Circuit, the DOE adjusted the fee to $0. As of December 31, 2023 and 2022, fees and related interest of $300 million and $286 million, respectively, for fuel consumed prior to April 7, 1983 were recorded as Long-term Debt and funds collected from customers along with related earnings totaling $348 million and $330 million, respectively, to pay the fee, were recorded as part of Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.  I&M has not paid the government the pre-April 1983 fees due to continued delays and uncertainties related to the federal disposal program.

In 2011, I&M signed a settlement agreement with the federal government which permits I&M to make annual filings to recover certain SNF storage costs incurred as a result of the government’s delay in accepting SNF for permanent storage.  Under the settlement agreement, I&M received $21 million, $3 million and $14 million in 2023, 2022 and 2021, respectively, to recover costs and will be eligible to receive additional payment of annual claims for allowed costs that are incurred through December 31, 2023.  The proceeds reduced costs for dry cask storage.  As of December 31, 2023 and 2022, I&M deferred $12 million and $21 million, respectively, in Prepayments and Other Current Assets and $9 million and $3 million, respectively, in Deferred Charges and Other Noncurrent Assets on the balance sheets for dry cask storage and related operation and maintenance costs for recovery under this agreement. See “Fair Value Measurements of Trust Assets for Decommissioning and SNF Disposal” section of Note 11 for additional information.

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

The Price-Anderson Act, extended through December 31, 2025, establishes insurance protection for public nuclear liability arising from a nuclear incident of $16.3 billion and applies to any incident at a licensed reactor in the U.S.  Commercially available insurance, which must be carried for each licensed reactor, provides $500 million of primary coverage.  In the event of a nuclear incident at any nuclear plant in the U.S., the remainder of the liability would be provided by a deferred premium assessment of $332 million per nuclear incident on Cook Plant’s reactors payable in annual installments of $49 million.  The number of incidents for which payments could be required is not limited.

In the event of an incident of a catastrophic nature, I&M is covered for public nuclear liability for the first $500 million through commercially available insurance.  The next level of liability coverage of up to $15.8 billion would be covered by claim premium assessments made under the Price-Anderson Act. In the event nuclear losses or liabilities are underinsured or exceed accumulated funds, I&M would seek recovery of those amounts from customers through a rate increase. If recovery from customers is not possible, it could reduce future net income and cash flows and impact financial condition.

OPERATIONAL CONTINGENCIES

Insurance and Potential Losses

The Registrants maintain insurance coverage normal and customary for electric utilities, subject to various deductibles.  The Registrants also maintain property and casualty insurance that may cover certain physical damage or third-party injuries caused by cybersecurity incidents. Insurance coverage includes all risks of physical loss or damage to nonnuclear assets, subject to insurance policy conditions and exclusions.  Covered property generally includes power plants, substations, facilities and inventories.  Excluded property generally includes transmission and distribution lines, poles and towers.  The insurance programs also generally provide coverage against loss arising from certain claims made by third-parties and are in excess of retentions absorbed by the Registrants.  Coverage is generally provided by a combination of the protected cell of EIS and/or various industry mutual and/or commercial insurance carriers. See “Nuclear Contingencies” section above for additional information.

Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including, but not limited to, liabilities relating to a cybersecurity incident or damage to the Cook Plant and costs of replacement power in the event of an incident at the Cook Plant.  Future losses or liabilities, if they occur, which are not completely insured, unless recovered from customers, could reduce future net income and cash flows and impact financial condition.

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

In January 2021, an AEP shareholder filed a derivative action in the U.S. District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court entered a scheduling order in the New York state court derivative action staying the case other than with respect to briefing the motion to dismiss. AEP filed substantive and forum-based motions to dismiss in April 2022. In June 2022, the Ohio state court entered an order continuing the stays of that case until the final resolution of the consolidated derivative actions pending in Ohio federal district court. In September 2022, the New York state court granted the forum-based motion to dismiss with prejudice and the plaintiff subsequently filed a notice of appeal with the New York appellate court. In January 2023, the New York plaintiff filed a motion to intervene in the pending Ohio federal court action and withdrew his appeal in New York. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP filed a motion to dismiss the amended complaint and subsequently filed a brief in opposition to the New York plaintiffs’ motion to intervene in the consolidated action in Ohio. In March 2023, the federal district court issued an order granting the motion to dismiss with prejudice and denying the New York plaintiffs’ motion to intervene. In April 2023, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit of the Ohio federal district court order dismissing the consolidated action and denying the intervention. The defendants will continue to defend against the claims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In March 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter was directed to the Board of Directors of AEP (AEP Board) and contained factual allegations involving HB 6 that were generally consistent with those in the derivative litigation filed in state and federal court. The shareholder that sent the letter has since withdrawn the litigation demand, which is now terminated and of no further effect. In April 2023, AEP received a litigation demand from counsel representing the purported AEP shareholder who filed the dismissed derivative action in New York state court and unsuccessfully tried to intervene in the consolidated derivative actions in Ohio federal court. The litigation demand letter is directed to the AEP Board and contains factual allegations involving HB 6 that are generally consistent with those in the derivative litigation filed in state and federal court. The letter demands, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by certain current and former directors and officers, and that AEP commence a civil action for breaches of fiduciary duty and related claims against any individuals who allegedly harmed AEP. The AEP Board considered the 2023 litigation demand letter and formed a committee of the Board (the “Demand Review Committee”) to investigate, review, monitor and analyze the allegations in the letter and make a recommendation to the

AEP Board regarding a reasonable and appropriate response to the same. The AEP Board will act in response to the letter as appropriate. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the passage of HB 6 and documents relating to AEP’s policies and financial processes and controls. In August 2022, AEP received a second subpoena from the SEC seeking various additional documents relating to its ongoing investigation. AEP is cooperating fully with the SEC’s investigation, which has included taking testimony from certain individuals and inquiries regarding Empowering Ohio’s Economy, Inc., which is a 501(c)(4) social welfare organization, and related disclosures. The SEC staff has advanced its discussions with certain parties involved in the investigation, including AEP, concerning the staff’s intentions regarding potential claims under the securities laws. AEP and the SEC are engaged in discussions about a possible resolution of the SEC’s investigation and potential claims under the securities laws. Any resolution or filed claims, the outcome of which cannot be predicted, may subject AEP to civil penalties and other remedial measures. Discussions are continuing and management is unable to determine a range of potential losses that is reasonably possible of occurring, but management does not believe the results of this investigation or a possible resolution thereof will have a material impact on results of operations, cash flows or financial condition.

Claims for Indemnification Made by Owners of the Gavin Power Station (Applies to AEP)

In November 2022, the Federal EPA issued a final decision denying Gavin Power LLC’s requested extension to allow a CCR surface impoundment at the Gavin Power Station to continue to receive CCR and non-CCR waste streams after April 11, 2021 until May 4, 2023 (the Gavin Denial). As part of the Gavin Denial, the Federal EPA made several assertions related to the CCR Rule (see “Environmental Issues - CCR Rule” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information), including an assertion that the closure of the 300 acre unlined fly ash reservoir (FAR) is noncompliant with the CCR Rule in multiple respects. The Gavin Power Station was formerly owned and operated by AEP and was sold to Gavin Power LLC and Lightstone Generation LLC in 2017. Pursuant to the PSA, AEP maintained responsibility to complete closure of the FAR in accordance with the closure plan approved by the Ohio EPA which was completed in July 2021. The PSA contains indemnification provisions, pursuant to which the owners of the Gavin Power Station have notified AEP they believe they are entitled to indemnification for any damages that may result from these claims, including any future enforcement or litigation resulting from any determinations of noncompliance by the Federal EPA with various aspects of the CCR Rule consistent with the Gavin Denial. The owners of the Gavin Power Station have also sought indemnification for landowner claims for property damage allegedly caused by modifications to the FAR. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the PSA. In addition, Gavin Power LLC, several AEP subsidiaries, and other parties have filed Petitions for Review of the Gavin Denial with the U.S. Court of Appeals for the District of Columbia Circuit. Management is unable to determine a range of potential losses that is reasonably possible of occurring. Gavin Power LLC has also filed a complaint with the United States District Court for the Southern District of Ohio, alleging various violations of the Administrative Procedure Act and asserting that the Federal EPA, through its prior inaction, has waived and is estopped from raising certain objections raised in the Gavin Denial. Management cannot predict the outcome of that litigation.

7. ACQUISITIONS, DISPOSITIONS AND IMPAIRMENTS

The disclosures in this note apply to AEP unless indicated otherwise.

ACQUISITIONS

Dry Lake Solar Project (Generation & Marketing Segment) (Applies to AEP)

In March 2021, AEP acquired a 75% ownership interest in the Dry Lake Solar Project located in southern Nevada for approximately $114 million and the project was placed in-service in May 2021. In August 2023, Dry Lake was included in the sale of the competitive contracted renewables portfolio. See the “Disposition of the Competitive Contracted Renewables Portfolio” section below and Note 17 - Variable Interest Entities and Equity Method Investments for additional information.

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

In April 2021, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Sundance during its development and construction for $270 million. Sundance was placed in-service in April 2021. In September 2021, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Maverick during its development and construction for $383 million. Maverick was placed in-service in September 2021. In March 2022, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Traverse during its development and construction for $1.2 billion. Traverse was placed in-service in March 2022. Immediately following the acquisitions, PSO and SWEPCo liquidated the entities and simultaneously distributed the assets in proportion to their undivided ownership interests. PSO and SWEPCo apply the joint plant accounting model to account for their respective undivided interests in the assets, liabilities, revenues and expenses of the NCWF projects.

Rock Falls Wind Facility (Vertically Integrated Utilities Segment) (Applies to AEP and PSO)

In November 2022, PSO entered into an agreement to acquire the Rock Falls Wind Facility. In February 2023, the FERC approved PSO’s acquisition of the Rock Falls Wind Facility under Section 203 of the Federal Power Act. In March 2023, PSO acquired an ownership interest in the entity that owned Rock Falls during its development and construction for $146 million. In accordance with the guidance for “Business Combinations,” AEP management determined that the acquisition of the Rock Falls Wind Facility represents an asset acquisition. The lease obligations related to Rock Falls were not material at the time of acquisition. See the “2022 Oklahoma Base Rate Case” section of Note 4 for additional information.

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

As a result of delays in the anticipated timing of the closing of the transaction and other factors, AEP recorded a $363 million pretax loss on the expected sale of the Kentucky Operations for the year ended December 31, 2022. In April 2023, AEP, AEPTCo and Liberty entered into a Mutual Termination Agreement (Termination Agreement) terminating the SPA. The parties entered into the Termination Agreement as all of the conditions precedent to closing the sale could not be satisfied prior to April 26, 2023. Upon termination of the sale and reverting to a held and used model, in the first quarter of 2023, AEP reversed $28 million of expected transaction costs included in the $363 million pretax loss and was required to present its investment in the Kentucky Operations at the lower of fair value or historical carrying value which resulted in a $335 million reduction recorded in Property, Plant and Equipment. The reduced investment in KPCo’s assets is being amortized over the 30-year average useful life of the KPCo assets.

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

In August 2023, AEP completed the sale of the entire portfolio to the nonaffiliated party and received cash proceeds of approximately $1.2 billion, net of taxes and transaction costs. AEP recorded a pretax loss of $93 million ($73 million after-tax) for the year ended December 31, 2023 related to the sale.

Disposition of Mineral Rights (Generation & Marketing Segment) (Applies to AEP)

In June 2022, AEP closed on the sale of certain mineral rights to a nonaffiliated third-party and received $120 million of proceeds. The sale resulted in a pretax gain of $116 million in the second quarter of 2022.

IMPAIRMENTS

2012 Texas Base Rate Case (Vertically Integrated Utilities Segment) (Applies to AEP and SWEPCo)

In December 2023, SWEPCo recorded a pretax, non-cash disallowance of $86 million in Asset Impairments and Other Related Charges on the statements of income due to regulatory disallowance of recovery of AFUDC on Turk Plant in the 2012 Texas Base Rate case. See the “2012 Texas Base Rate Case” section of Note 4 for additional information.

NMRD (Generation & Marketing Segment) (Applies to AEP)

In December 2023, as a result of sale negotiations AEP determined a decline in the fair value of AEP’s investment in New Mexico Renewable Development (NMRD) was other than temporary. In accordance with the accounting guidance for “Investment - Equity Method and Joint Ventures”, in the fourth quarter of 2023 AEP recorded a pretax other than temporary impairment charge of $19 million which is presented in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s Statement of Income. AEP’s determination of fair value utilized the accounting guidance for Fair Value Measurement market approach to valuation and was based on negotiations to sell the investment to a non-affiliate. The carrying value of the investment in NMRD was not material to AEP as of December 31, 2023.

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

AEPSC sponsors a qualified pension plan and two unfunded non-qualified pension plans.  Substantially all AEP subsidiary employees are covered by the qualified plan or both the qualified and a non-qualified pension plan.  AEPSC also sponsors OPEB plans to provide health and life insurance benefits for retired employees.

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

Actuarial Assumptions for Benefit Obligations

The weighted-average assumptions used in the measurement of the Registrants’ benefit obligations are shown in the following tables:

	Pension Plans		OPEB
	December 31,
Assumption	2023	2022	2023	2022
Discount Rate	5.15%	5.50%	5.15%	5.50%
Interest Crediting Rate	4.00%	4.25%	NA	NA
NA    Not applicable.

Assumption – Rate of Compensation Increase (a) - Pension Plans
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
December 31, 2023	5.05%	5.20%	4.95%	5.05%	5.45%	5.20%	5.00%
December 31, 2022	5.05%	5.15%	4.90%	5.00%	5.35%	5.15%	5.00%

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

For 2023, the rate of compensation increase assumed varies with the age of the employee, ranging from 3% per year to 11.5% per year, with the average increase shown in the table above.  The compensation increase rates reflect variations in each Registrants’ population participating in the pension plan.

Actuarial Assumptions for Net Periodic Benefit Costs

The weighted-average assumptions used in the measurement of each Registrants’ benefit costs are shown in the following tables:

	Pension Plans			OPEB
	Year Ended December 31,
Assumption	2023	2022	2021	2023	2022	2021
Discount Rate	5.50%	2.90%	2.50%	5.50%	2.90%	2.55%
Interest Crediting Rate	4.25%	4.00%	4.00%	NA	NA	NA
Expected Return on Plan Assets	7.50%	5.25%	4.75%	7.25%	5.50%	4.75%
NA    Not applicable.

Assumption – Rate of Compensation Increase (a) - Pension Plans
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
December 31, 2023	5.05%	5.20%	4.95%	5.05%	5.45%	5.20%	5.00%
December 31, 2022	5.05%	5.15%	4.90%	5.00%	5.35%	5.15%	5.00%
December 31, 2021	5.10%	5.10%	4.85%	5.00%	5.30%	5.10%	4.95%

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

The health care trend rate assumptions used for OPEB plans measurement purposes are shown below:

Health Care Trend Rates	December 31, 2023	December 31, 2022
Initial	7.00%	7.50%
Ultimate	4.50%	4.50%
Year Ultimate Reached	2030	2029

Significant Concentrations of Risk within Plan Assets

In addition to establishing the target asset allocation of plan assets, the investment policy also places restrictions on securities to limit significant concentrations within plan assets.  The investment policy establishes guidelines that govern maximum market exposure, security restrictions, prohibited asset classes, prohibited types of transactions, minimum credit quality, average portfolio credit quality, portfolio duration and concentration limits.  The guidelines were established to mitigate the risk of loss due to significant concentrations in any investment.  Management monitors the plans to control security diversification and ensure compliance with the investment policy.  As of December 31, 2023, the assets were invested in compliance with all investment limits.  See “Investments Held in Trust for Future Liabilities” section of Note 1 for limit details.

Benefit Plan Obligations, Plan Assets, Funded Status and Amounts Recognized on the Balance Sheets

For the year ended December 31, 2023, the pension plans had an actuarial loss primarily due to a decrease in the discount rate, and to a lesser extent the effect of demographic experience (updated census data on January 1, 2023). These losses were partially offset by decreasing the cash balance account interest crediting rate. For the year ended December 31, 2023, the OPEB plans had an actuarial loss primarily due to discount rates, as well as actual net benefit payments above expected. These losses were partially offset by updated per capita cost assumptions. For the year ended December 31, 2022, the pension plans had an actuarial gain primarily due to an increase in the discount rate and was partially offset by increases in the assumed lump sum conversion rate and cash balance account interest crediting rate. For the year ended December 31, 2022, the OPEB plans had an actuarial gain primarily due to an increase in the discount rate and updated per capita cost assumptions. The OPEB plans gains were partially offset by a projected reduction in the Employer Group Waiver Program catastrophic reinsurance offset provided to AEP, resulting from the Inflation Reduction Act as well as an increase in the health care cost trend assumption. The following tables provide a reconciliation of the changes in the plans’ benefit obligations, fair value of plan assets, funded status and the presentation on the balance sheets.  The benefit obligation for the defined benefit pension and OPEB plans are the projected benefit obligation and the accumulated benefit obligation, respectively.

Pension Plans

2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$4,072.7	$334.1	$485.7	$466.8	$363.6	$192.3	$250.7
Service Cost	94.3	8.2	9.1	11.9	8.4	5.5	7.7
Interest Cost	219.2	18.3	26.4	24.9	19.8	10.7	13.9
Actuarial Loss	144.0	20.1	23.2	8.5	17.5	13.6	16.8
Benefit Payments	(368.6)	(37.6)	(40.3)	(35.1)	(30.9)	(19.9)	(27.9)
Benefit Obligation as of December 31,	$4,161.6	$343.1	$504.1	$477.0	$378.4	$202.2	$261.2

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$4,124.7	$335.1	$531.7	$533.7	$406.4	$218.5	$231.3
Actual Gain on Plan Assets	353.8	34.8	58.4	51.5	44.0	24.0	23.9
Company Contributions (a)	8.3	0.4	—	0.5	—	0.1	0.2
Benefit Payments	(368.6)	(37.6)	(40.3)	(35.1)	(30.9)	(19.9)	(27.9)
Fair Value of Plan Assets as of December 31,	$4,118.2	$332.7	$549.8	$550.6	$419.5	$222.7	$227.5

Funded (Underfunded) Status as of December 31,	$(43.4)	$(10.4)	$45.7	$73.6	$41.1	$20.5	$(33.7)

2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$5,187.0	$419.8	$621.7	$612.1	$470.7	$252.6	$317.7
Service Cost	123.1	11.1	11.4	16.2	11.2	7.4	10.6
Interest Cost	148.2	12.1	17.5	17.0	13.3	7.0	9.1
Actuarial Gain	(983.4)	(67.8)	(123.1)	(138.0)	(97.9)	(52.9)	(57.9)
Benefit Payments	(402.2)	(41.1)	(41.8)	(40.5)	(33.7)	(21.8)	(28.8)
Benefit Obligation as of December 31,	$4,072.7	$334.1	$485.7	$466.8	$363.6	$192.3	$250.7

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$5,352.9	$444.9	$683.3	$681.5	$524.8	$286.2	$308.3
Actual (Loss) on Plan Assets	(833.7)	(69.2)	(109.8)	(107.4)	(84.8)	(46.0)	(48.3)
Company Contributions (a)	7.7	0.5	—	0.1	0.1	0.1	0.1
Benefit Payments	(402.2)	(41.1)	(41.8)	(40.5)	(33.7)	(21.8)	(28.8)
Fair Value of Plan Assets as of December 31,	$4,124.7	$335.1	$531.7	$533.7	$406.4	$218.5	$231.3

Funded (Underfunded) Status as of December 31,	$52.0	$1.0	$46.0	$66.9	$42.8	$26.2	$(19.4)

(a)No contributions were made to the qualified pension plan for the years ended December 31, 2023 and 2022, respectively. Contributions to the non-qualified pension plans were $8 million and $8 million for the years ended December 31, 2023 and 2022, respectively.

OPEB

2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$872.6	$68.6	$140.7	$101.9	$88.9	$45.7	$55.1
Service Cost	4.6	0.3	0.5	0.6	0.4	0.3	0.4
Interest Cost	46.2	3.6	7.4	5.4	4.7	2.4	2.9
Actuarial Loss	19.8	1.2	0.9	3.2	2.2	0.4	1.2
Benefit Payments	(137.8)	(10.7)	(21.6)	(18.3)	(15.0)	(7.6)	(8.8)
Participant Contributions	43.6	3.4	6.6	6.0	4.7	2.5	2.9
Medicare Subsidy	0.5	—	0.1	—	—	—	—
Benefit Obligation as of December 31,	$849.5	$66.4	$134.6	$98.8	$85.9	$43.7	$53.7

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$1,549.3	$128.3	$228.6	$190.5	$166.2	$85.4	$103.0
Actual Gain on Plan Assets	213.2	16.5	28.1	26.4	21.9	9.9	14.0
Company Contributions	5.0	—	1.3	—	—	—	—
Participant Contributions	43.6	3.4	6.6	6.0	4.7	2.5	2.9
Benefit Payments	(137.8)	(10.7)	(21.6)	(18.3)	(15.0)	(7.6)	(8.8)
Fair Value of Plan Assets as of December 31,	$1,673.3	$137.5	$243.0	$204.6	$177.8	$90.2	$111.1

Funded Status as of December 31,	$823.8	$71.1	$108.4	$105.8	$91.9	$46.5	$57.4

2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$1,041.3	$80.5	$167.3	$118.6	$104.9	$54.4	$65.2
Service Cost	7.4	0.5	0.8	0.9	0.6	0.4	0.6
Interest Cost	29.2	2.2	4.7	3.4	3.0	1.5	1.8
Actuarial Gain	(109.8)	(7.1)	(16.2)	(8.7)	(8.9)	(5.2)	(6.6)
Benefit Payments	(140.1)	(10.9)	(23.0)	(18.3)	(15.5)	(7.9)	(8.8)
Participant Contributions	44.1	3.4	7.0	6.0	4.8	2.5	2.9
Medicare Subsidy	0.5	—	0.1	—	—	—	—
Benefit Obligation as of December 31,	$872.6	$68.6	$140.7	$101.9	$88.9	$45.7	$55.1

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$2,044.3	$168.8	$302.3	$248.7	$220.0	$114.0	$136.6
Actual Loss on Plan Assets	(403.6)	(33.0)	(59.3)	(45.9)	(43.1)	(23.2)	(27.7)
Company Contributions	4.6	—	1.6	—	—	—	—
Participant Contributions	44.1	3.4	7.0	6.0	4.8	2.5	2.9
Benefit Payments	(140.1)	(10.9)	(23.0)	(18.3)	(15.5)	(7.9)	(8.8)
Fair Value of Plan Assets as of December 31,	$1,549.3	$128.3	$228.6	$190.5	$166.2	$85.4	$103.0

Funded Status as of December 31,	$676.7	$59.7	$87.9	$88.6	$77.3	$39.7	$47.9

Amounts Included on the Balance Sheets Related to Funded Status

Pension Plans

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Other Noncurrent Assets - Employee Benefits and Pension Assets	$17.3	$0.1	$46.0	$74.8	$41.4	$21.8	$—
Other Current Liabilities – Accrued Short-term Benefit Liability	(6.7)	(0.3)	—	—	—	(0.1)	(0.1)
Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(54.0)	(10.2)	(0.3)	(1.2)	(0.3)	(1.2)	(33.6)
Funded (Underfunded) Status	$(43.4)	$(10.4)	$45.7	$73.6	$41.1	$20.5	$(33.7)

December 31, 2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Other Noncurrent Assets - Employee Benefits and Pension Assets	$113.4	$3.7	$46.6	$68.5	$43.1	$27.6	$—
Other Current Liabilities – Accrued Short-term Benefit Liability	(6.3)	(0.4)	—	(0.1)	—	(0.1)	(0.1)
Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(55.1)	(2.3)	(0.6)	(1.5)	(0.3)	(1.3)	(19.3)
Funded (Underfunded) Status	$52.0	$1.0	$46.0	$66.9	$42.8	$26.2	$(19.4)
OPEB

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Other Noncurrent Assets - Employee Benefits and Pension Assets	$838.0	$71.1	$125.6	$105.8	$91.9	$46.5	$57.4
Other Current Liabilities – Accrued Short-term Benefit Liability	(2.4)	—	(1.6)	—	—	—	—
Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(11.8)	—	(15.6)	—	—	—	—
Funded Status	$823.8	$71.1	$108.4	$105.8	$91.9	$46.5	$57.4

December 31, 2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Other Noncurrent Assets - Employee Benefits and Pension Assets	$699.5	$59.7	$106.3	$88.6	$77.3	$39.7	$47.9
Other Current Liabilities – Accrued Short-term Benefit Liability	(2.5)	—	(1.6)	—	—	—	—
Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(20.3)	—	(16.8)	—	—	—	—
Funded Status	$676.7	$59.7	$87.9	$88.6	$77.3	$39.7	$47.9

Amounts Included in Regulatory Assets, Deferred Income Taxes and AOCI

The following tables show the components of the plans included in Regulatory Assets, Deferred Income Taxes and AOCI and the items attributable to the change in these components:

Pension Plans

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Net Actuarial (Gain) Loss	$1,063.4	$175.2	$104.9	$(5.8)	$131.9	$46.7	$89.6
Prior Service Cost	0.2	—	—	—	—	—	—

Recorded as
Regulatory Assets	$938.6	$163.4	$102.6	$6.4	$131.9	$46.7	$89.7
Deferred Income Taxes	26.4	2.7	0.4	(2.6)	—	—	—
Net of Tax AOCI	98.6	9.1	1.9	(9.6)	—	—	(0.1)

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Actuarial Loss During the Year	$129.2	$13.4	$9.3	$1.2	$7.6	$7.9	$12.1
Amortization of Actuarial Loss	(1.4)	(0.1)	—	(0.1)	—	—	(0.1)
Change for the Year Ended December 31,	$127.8	$13.3	$9.3	$1.1	$7.6	$7.9	$12.0

December 31, 2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Net Actuarial (Gain) Loss	$935.6	$161.9	$95.6	$(6.9)	$124.3	$38.8	$77.6
Prior Service Cost	0.2	—	—	—	—	—	—

Recorded as
Regulatory Assets	$841.8	$151.2	$93.6	$4.8	$124.3	$38.8	$77.6
Deferred Income Taxes	19.9	2.4	0.4	(2.4)	—	—	—
Net of Tax AOCI	74.1	8.3	1.6	(9.3)	—	—	—

December 31, 2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Actuarial Loss During the Year	$103.9	$22.4	$19.1	$1.8	$11.7	$6.7	$5.0
Amortization of Actuarial Loss	(63.0)	(5.2)	(7.4)	(7.1)	(5.5)	(2.9)	(3.8)
Change for the Year Ended December 31,	$40.9	$17.2	$11.7	$(5.3)	$6.2	$3.8	$1.2

OPEB

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Net Actuarial Loss	$201.5	$22.1	$27.1	$28.7	$18.1	$17.5	$18.4
Prior Service Credit	(27.4)	(2.3)	(4.2)	(3.7)	(2.9)	(1.6)	(2.1)

Recorded as
Regulatory Assets	$106.1	$19.8	$13.2	$19.0	$15.2	$15.9	$10.2
Deferred Income Taxes	14.3	—	2.0	1.3	—	—	1.3
Net of Tax AOCI	53.7	—	7.7	4.7	—	—	4.8

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Actuarial Gain During the Year	$(83.7)	$(6.4)	$(11.1)	$(9.6)	$(7.9)	$(3.7)	$(5.6)
Amortization of Actuarial Loss	(14.8)	(1.2)	(2.3)	(1.9)	(1.6)	(0.8)	(1.0)
Amortization of Prior Service Credit	63.1	5.3	9.2	8.7	6.3	4.0	4.9
Change for the Year Ended December 31,	$(35.4)	$(2.3)	$(4.2)	$(2.8)	$(3.2)	$(0.5)	$(1.7)

December 31, 2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Net Actuarial Loss	$300.0	$29.7	$40.5	$40.2	$27.6	$22.0	$25.0
Prior Service Credit	(90.5)	(7.6)	(13.4)	(12.4)	(9.2)	(5.6)	(7.0)

Recorded as
Regulatory Assets	$126.0	$22.0	$14.7	$22.1	$18.4	$16.4	$11.2
Deferred Income Taxes	17.5	0.1	2.5	1.2	—	—	1.5
Net of Tax AOCI	66.0	—	9.9	4.5	—	—	5.3

December 31, 2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Actuarial Loss During the Year	$403.6	$34.9	$59.4	$50.9	$46.1	$24.1	$28.5
Amortization of Prior Service Credit	71.4	6.1	10.4	9.7	7.1	4.4	5.3
Change for the Year Ended December 31,	$475.0	$41.0	$69.8	$60.6	$53.2	$28.5	$33.8

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

Pension and OPEB Assets

The fair value tables within Pension and OPEB Assets present the classification of assets for AEP within the fair value hierarchy. All Level 1, 2, 3 and Other amounts can be allocated to the Registrant Subsidiaries using the percentages in the table below:

	Pension Plan		OPEB
	December 31,
Company	2023	2022	2023	2022
AEP Texas	8.1%	8.1%	8.2%	8.3%
APCo	13.4%	12.9%	14.5%	14.8%
I&M	13.4%	12.9%	12.2%	12.3%
OPCo	10.2%	9.9%	10.6%	10.7%
PSO	5.4%	5.3%	5.4%	5.5%
SWEPCo	5.5%	5.6%	6.6%	6.6%

The following table presents the classification of pension plan assets for AEP within the fair value hierarchy as of December 31, 2023:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities (a):
Domestic	$411.3	$—	$—	$—	$411.3	10.0%
International	389.8	—	—	—	389.8	9.5%
Common Collective Trusts (b)	—	—	—	420.9	420.9	10.2%
Subtotal – Equities	801.1	—	—	420.9	1,222.0	29.7%

Fixed Income (a):
United States Government and Agency Securities	8.3	1,099.2	—	—	1,107.5	26.9%
Corporate Debt	—	894.8	—	—	894.8	21.7%
Foreign Debt	—	167.1	—	—	167.1	4.1%
State and Local Government	—	38.7	—	—	38.7	0.9%
Other – Asset Backed	—	1.3	—	—	1.3	—%
Subtotal – Fixed Income	8.3	2,201.1	—	—	2,209.4	53.6%

Infrastructure (b)	—	—	—	101.4	101.4	2.5%
Real Estate (b)	—	—	—	239.3	239.3	5.8%
Alternative Investments (b)	—	—	—	241.8	241.8	5.8%
Cash and Cash Equivalents (b)	—	51.0	—	33.8	84.8	2.1%
Other – Pending Transactions and Accrued Income (c)	—	—	0.1	19.4	19.5	0.5%

Total	$809.4	$2,252.1	$0.1	$1,056.6	$4,118.2	100.0%

(a)Includes investment securities loaned to borrowers under the securities lending program. See the “Investments Held in Trust for Future Liabilities” section of Note 1 for additional information.
(b)Amounts in “Other” column represent investments for which fair value is measured using net asset value per-share.
(c)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.

The following table presents the classification of OPEB plan assets for AEP within the fair value hierarchy as of December 31, 2023:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities:
Domestic	$540.6	$—	$—	$—	$540.6	32.3%
International	288.4	—	—	—	288.4	17.2%
Common Collective Trusts (a)	—	—	—	131.6	131.6	7.9%
Subtotal – Equities	829.0	—	—	131.6	960.6	57.4%

Fixed Income:
Common Collective Trust – Debt (a)	—	—	—	146.7	146.7	8.8%
United States Government and Agency Securities	1.4	163.3	—	—	164.7	9.8%
Corporate Debt	—	149.0	—	—	149.0	8.9%
Foreign Debt	—	28.6	—	—	28.6	1.7%
State and Local Government	41.5	7.8	—	—	49.3	3.0%
Other – Asset Backed	—	0.2	—	—	0.2	—%
Subtotal – Fixed Income	42.9	348.9	—	146.7	538.5	32.2%

Trust Owned Life Insurance:
International Equities	—	22.3	—	—	22.3	1.3%
United States Bonds	—	130.0	—	—	130.0	7.8%
Subtotal – Trust Owned Life Insurance	—	152.3	—	—	152.3	9.1%

Cash and Cash Equivalents (a)	25.9	—	—	2.9	28.8	1.7%
Other – Pending Transactions and Accrued Income (b)	—	—	—	(6.9)	(6.9)	(0.4)%

Total	$897.8	$501.2	$—	$274.3	$1,673.3	100.0%

(a)Amounts in “Other” column represent investments for which fair value is measured using net asset value per-share.
(b)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.

The following table presents the classification of pension plan assets for AEP within the fair value hierarchy as of December 31, 2022:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities (a):
Domestic	$347.6	$—	$—	$—	$347.6	8.4%
International	398.4	—	—	—	398.4	9.7%
Common Collective Trusts (b)	—	—	—	379.9	379.9	9.2%
Subtotal – Equities	746.0	—	—	379.9	1,125.9	27.3%

Fixed Income (a):
United States Government and Agency Securities	(0.6)	1,071.4	—	—	1,070.8	26.0%
Corporate Debt	—	891.7	—	—	891.7	21.6%
Foreign Debt	—	140.2	—	—	140.2	3.4%
State and Local Government	—	37.0	—	—	37.0	0.9%
Other – Asset Backed	—	0.8	—	—	0.8	—%
Subtotal – Fixed Income	(0.6)	2,141.1	—	—	2,140.5	51.9%

Infrastructure (b)	—	—	—	109.2	109.2	2.6%
Real Estate (b)	—	—	—	276.9	276.9	6.7%
Alternative Investments (b)	—	—	—	319.7	319.7	7.8%
Cash and Cash Equivalents (b)	—	64.9	—	58.3	123.2	3.0%
Other – Pending Transactions and Accrued Income (c)	—	—	—	29.3	29.3	0.7%

Total	$745.4	$2,206.0	$—	$1,173.3	$4,124.7	100.0%

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
(b)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.

Accumulated Benefit Obligation

The accumulated benefit obligation for the pension plans is as follows:

Accumulated Benefit Obligation	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Qualified Pension Plan	$3,878.7	$321.1	$485.6	$450.3	$354.0	$186.6	$241.9
Nonqualified Pension Plans	54.8	2.1	0.1	0.7	0.1	1.2	1.0
Total as of December 31, 2023	$3,933.5	$323.2	$485.7	$451.0	$354.1	$187.8	$242.9

Accumulated Benefit Obligation	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Qualified Pension Plan	$3,827.4	$315.4	$470.1	$443.8	$344.1	$179.1	$234.0
Nonqualified Pension Plans	55.6	2.5	0.3	1.2	0.1	1.2	1.1
Total as of December 31, 2022	$3,883.0	$317.9	$470.4	$445.0	$344.2	$180.3	$235.1

Obligations in Excess of Fair Values

The tables below show the underfunded pension plans that had obligations in excess of plan assets.

Projected Benefit Obligation

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Projected Benefit Obligation	$60.7	$343.1	$0.4	$1.2	$0.3	$1.4	$261.2
Fair Value of Plan Assets	—	332.7	—	—	—	—	227.5
Underfunded Projected Benefit Obligation as of December 31, 2023	$(60.7)	$(10.4)	$(0.4)	$(1.2)	$(0.3)	$(1.4)	$(33.7)

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Projected Benefit Obligation	$61.5	$2.7	$0.6	$1.6	$0.3	$1.5	$250.7
Fair Value of Plan Assets	—	—	—	—	—	—	231.3
Underfunded Projected Benefit Obligation as of December 31, 2022	$(61.5)	$(2.7)	$(0.6)	$(1.6)	$(0.3)	$(1.5)	$(19.4)

Accumulated Benefit Obligation

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Accumulated Benefit Obligation	$54.8	$2.1	$0.1	$0.7	$0.1	$1.2	$242.9
Fair Value of Plan Assets	—	—	—	—	—	—	227.5
Underfunded Accumulated Benefit Obligation as of December 31, 2023	$(54.8)	$(2.1)	$(0.1)	$(0.7)	$(0.1)	$(1.2)	$(15.4)

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Accumulated Benefit Obligation	$55.6	$2.5	$0.3	$1.2	$0.1	$1.2	$235.1
Fair Value of Plan Assets	—	—	—	—	—	—	231.3
Underfunded Accumulated Benefit Obligation as of December 31, 2022	$(55.6)	$(2.5)	$(0.3)	$(1.2)	$(0.1)	$(1.2)	$(3.8)

Estimated Future Benefit Payments and Contributions

The estimated pension benefit payments and contributions to the trust are at least the minimum amount required by the Employee Retirement Income Security Act plus payment of unfunded non-qualified benefits.  For the qualified pension plan, additional discretionary contributions may also be made to maintain the funded status of the plan.   For OPEB plans, expected payments include the payment of unfunded benefits.  The following table provides the estimated contributions and payments by Registrant for 2024:

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Pension Plans	$6.7	$0.3	$—	$—	$—	$0.1	$0.1
OPEB	3.0	—	1.6	—	—	—	—

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

Pension Plans	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2024	$369.5	$36.7	$43.9	$39.0	$32.6	$19.7	$24.4
2025	361.8	34.3	43.3	39.7	32.7	19.2	25.8
2026	365.7	34.5	44.1	39.7	32.5	19.4	26.1
2027	361.9	32.2	42.6	39.8	32.4	19.3	25.3
2028	357.8	32.2	43.5	39.4	31.3	19.0	23.7
Years 2029 to 2033, in Total	1,657.6	133.5	200.0	189.4	144.5	81.0	105.6

OPEB Benefit Payments	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2024	$117.2	$9.4	$18.8	$15.2	$12.6	$6.7	$7.8
2025	122.6	10.0	19.4	15.7	13.0	7.1	8.3
2026	122.4	10.2	19.3	15.7	12.8	7.0	8.3
2027	121.5	10.2	19.1	15.4	12.7	6.8	8.1
2028	120.2	9.9	19.0	15.0	12.5	6.5	8.2
Years 2029 to 2033, in Total	566.1	45.2	88.3	69.7	57.6	30.2	38.8

OPEB Medicare Subsidy Receipts	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2024	$0.3	$—	$0.1	$—	$—	$—	$—
2025	0.3	—	0.1	—	—	—	—
2026	0.3	—	0.1	—	—	—	—
2027	0.3	—	0.1	—	—	—	—
2028	0.3	—	0.1	—	—	—	—
Years 2029 to 2033, in Total	1.5	—	0.5	—	—	—	—

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

Pension Plans

2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$94.3	$8.2	$9.1	$11.9	$8.4	$5.5	$7.7
Interest Cost	219.2	18.3	26.4	24.9	19.8	10.7	13.9
Expected Return on Plan Assets	(339.2)	(28.1)	(44.6)	(44.2)	(34.0)	(18.3)	(19.4)
Amortization of Net Actuarial Loss	1.4	0.1	—	0.1	—	—	0.1
Net Periodic Benefit Cost (Credit)	(24.3)	(1.5)	(9.1)	(7.3)	(5.8)	(2.1)	2.3
Capitalized Portion	(43.6)	(4.7)	(4.2)	(3.6)	(4.7)	(2.5)	(3.0)
Net Periodic Benefit Credit Recognized in Expense	$(67.9)	$(6.2)	$(13.3)	$(10.9)	$(10.5)	$(4.6)	$(0.7)

2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$123.1	$11.1	$11.4	$16.2	$11.2	$7.4	$10.6
Interest Cost	148.2	12.1	17.5	17.0	13.3	7.0	9.1
Expected Return on Plan Assets	(253.4)	(21.0)	(32.3)	(32.4)	(24.8)	(13.4)	(14.6)
Amortization of Net Actuarial Loss	63.0	5.2	7.4	7.1	5.5	2.9	3.8
Net Periodic Benefit Cost	80.9	7.4	4.0	7.9	5.2	3.9	8.9
Capitalized Portion	(53.8)	(6.2)	(5.0)	(4.6)	(6.1)	(3.2)	(4.0)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$27.1	$1.2	$(1.0)	$3.3	$(0.9)	$0.7	$4.9

2021	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$129.2	$11.8	$11.9	$17.5	$11.4	$8.0	$11.2
Interest Cost	137.2	11.2	16.4	16.2	12.5	6.7	8.5
Expected Return on Plan Assets	(229.7)	(19.5)	(29.1)	(28.9)	(22.3)	(12.3)	(13.5)
Amortization of Net Actuarial Loss	101.5	8.3	12.0	11.7	9.1	4.9	6.2
Net Periodic Benefit Cost	138.2	11.8	11.2	16.5	10.7	7.3	12.4
Capitalized Portion	(55.7)	(6.6)	(5.2)	(4.9)	(6.2)	(3.4)	(4.1)
Net Periodic Benefit Cost Recognized in Expense	$82.5	$5.2	$6.0	$11.6	$4.5	$3.9	$8.3

OPEB

2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$4.6	$0.3	$0.5	$0.6	$0.4	$0.3	$0.4
Interest Cost	46.2	3.6	7.4	5.4	4.7	2.4	2.9
Expected Return on Plan Assets	(109.6)	(9.0)	(16.1)	(13.5)	(11.8)	(5.9)	(7.2)
Amortization of Prior Service Credit	(63.1)	(5.3)	(9.2)	(8.7)	(6.3)	(4.0)	(4.9)
Amortization of Net Actuarial Loss	14.8	1.2	2.3	1.9	1.6	0.8	1.0
Net Periodic Benefit Credit	(107.1)	(9.2)	(15.1)	(14.3)	(11.4)	(6.4)	(7.8)
Capitalized Portion	(2.1)	(0.2)	(0.2)	(0.2)	(0.2)	(0.1)	(0.2)
Net Periodic Benefit Credit Recognized in Expense	$(109.2)	$(9.4)	$(15.3)	$(14.5)	$(11.6)	$(6.5)	$(8.0)

2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$7.4	$0.5	$0.8	$0.9	$0.6	$0.4	$0.6
Interest Cost	29.2	2.2	4.7	3.4	3.0	1.5	1.8
Expected Return on Plan Assets	(110.0)	(9.1)	(16.3)	(13.7)	(12.0)	(6.1)	(7.3)
Amortization of Prior Service Credit	(71.4)	(6.1)	(10.4)	(9.7)	(7.1)	(4.4)	(5.3)
Net Periodic Benefit Credit	(144.8)	(12.5)	(21.2)	(19.1)	(15.5)	(8.6)	(10.2)
Capitalized Portion	(3.2)	(0.3)	(0.4)	(0.3)	(0.3)	(0.2)	(0.2)
Net Periodic Benefit Credit Recognized in Expense	$(148.0)	$(12.8)	$(21.6)	$(19.4)	$(15.8)	$(8.8)	$(10.4)

2021	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$9.5	$0.7	$1.0	$1.3	$0.8	$0.6	$0.8
Interest Cost	30.5	2.4	4.9	3.5	3.0	1.6	1.9
Expected Return on Plan Assets	(91.1)	(7.5)	(13.5)	(11.1)	(9.7)	(5.0)	(6.1)
Amortization of Prior Service Credit	(70.9)	(6.0)	(10.3)	(9.6)	(7.2)	(4.4)	(5.3)
Net Periodic Benefit Credit	(122.0)	(10.4)	(17.9)	(15.9)	(13.1)	(7.2)	(8.7)
Capitalized Portion	(4.1)	(0.4)	(0.4)	(0.4)	(0.4)	(0.3)	(0.3)
Net Periodic Benefit Credit Recognized in Expense	$(126.1)	$(10.8)	$(18.3)	$(16.3)	$(13.5)	$(7.5)	$(9.0)

American Electric Power System Retirement Savings Plan

AEPSC sponsors the American Electric Power System Retirement Savings Plan, a defined contribution retirement savings plan for substantially all AEP subsidiary employees who are not covered by a retirement savings plan of the UMWA.  This qualified plan offers participants an opportunity to contribute a portion of their pay, includes features under Section 401(k) of the Internal Revenue Code and provides for company matching contributions.  The matching contributions to the plan are 100% of the first 1% of eligible employee contributions and 70% of the next 5% of contributions.

The following table provides the cost for matching contributions to the retirement savings plans by Registrant:

Year Ended December 31,	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2023	$87.9	$7.1	$8.4	$11.0	$8.2	$5.3	$6.7
2022	81.9	6.5	7.8	11.1	7.7	4.7	6.4
2021	79.9	6.4	7.6	10.9	7.2	4.6	6.4

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

Multiemployer Pension Benefits (Applies to AEP)

UMWA pension benefits are provided through the United Mine Workers of America 1974 Pension Plan (Employer Identification Number: 52-1050282, Plan Number 002), a multiemployer plan. The UMWA pension benefits are administered by a board of trustees appointed in equal numbers by the UMWA and the Bituminous Coal Operators’ Association (BCOA), an industry bargaining association. AEP makes contributions to the United Mine Workers of America 1974 Pension Plan based on provisions in its labor agreement and the plan documents. The UMWA pension plan is different from single-employer plans as an employer’s contributions may be used to provide benefits to employees of other participating employers.  A withdrawing employer may be subject to a withdrawal liability, which is calculated based upon that employer’s share of the plan’s unfunded benefit obligations.  If an employer fails to make required contributions or if its payments in connection with its withdrawal liability fall short of satisfying its share of the plan’s unfunded benefit obligations, the remaining employers may be allocated a greater share of the remaining unfunded plan obligations. Under the Pension Protection Act of 2006 (PPA), the UMWA pension plan is in Critical Status for the plan year beginning July 1, 2023 and was in Critical Status for the plan year beginning July 1, 2022.  As required under the PPA, the Plan adopted a Rehabilitation Plan in 2015. The Rehabilitation Plan has been updated annually, most recently in April 2023.

AEP affiliates contributed $396 thousand, $329 thousand and $339 thousand to the United Mine Workers of America 1974 Pension Plan for the years ended December 31, 2023, 2022 and 2021, respectively. The contributions did not include surcharges. An AEP affiliate, Cook Coal Terminal (CCT), was listed in the plan’s 2021 Form 5500 as providing more than 5 percent of the total contributions for the plan year ending June 30, 2022. The plan’s 2022 Form 5500 is expected to be filed in the second quarter of 2024.

Under the terms of the UMWA pension plan, contributions will be required to continue beyond the January 25, 2025 expiration of the current collective bargaining agreement between the CCT facility and the UMWA, whether or not the term of that agreement is extended or a subsequent agreement is entered, so long as both the UMWA pension plan remains in effect and an AEP affiliate continues to operate the facility covered by the current collective bargaining agreement. The contribution rate applicable would be determined in accordance with the terms of the UMWA pension plan by reference to the National Bituminous Coal Wage Agreement, subject to periodic revisions, between the UMWA and the BCOA. If the UMWA pension plan would terminate or an AEP affiliate would cease operation of the facility without arranging for a successor operator to assume its liability, the withdrawal liability obligation would be triggered.

AEP records a UMWA pension withdrawal liability on the balance sheet that is re-measured annually and is the estimated value of the company’s anticipated contributions toward its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2023 and 2022, the liability balance was $13 million and $12 million, respectively. AEP recovers the estimated value of its UMWA pension withdrawal liability through fuel clauses in certain regulated jurisdictions. AEP records a regulatory asset on the balance sheets when the UMWA pension withdrawal liability exceeds the cumulative billings collected and a regulatory liability on the balance sheets when the cumulative billings collected exceed the withdrawal liability. If any portion of the UMWA pension withdrawal liability is not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

AEP’s Chief Operating Decision Maker makes operating decisions, allocates resources to and assesses performance based on these operating segments. AEP measures segment profit or loss based on net income (loss). Net income (loss) includes intercompany revenues and expenses that are eliminated on the Consolidated Financial Statements. In addition, direct interest expense and income taxes are included in net income (loss).

The tables below present AEP’s reportable segment income statement information for the years ended December 31, 2023, 2022 and 2021 and reportable segment balance sheet information as of December 31, 2023 and 2022.

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
2023
Revenues from:
External Customers	$11,303.7	$5,677.2	$397.4	$1,543.3	$60.7		$—		$18,982.3
Other Operating Segments	145.8	36.1	1,331.1	88.9	107.3		(1,709.2)	(b)	—
Total Revenues	$11,449.5	$5,713.3	$1,728.5	$1,632.2	$168.0		$(1,709.2)		$18,982.3

Asset Impairments and Other Related Charges	$85.6	$—	$—	$—	$—		$—		$85.6
Loss on the Sale of the Competitive Contracted Renewables Portfolio	—	—	—	92.7	—		—		92.7
Depreciation and Amortization	1,876.4	784.7	402.6	42.7	(16.0)		—		3,090.4
Interest Expense	764.5	363.6	202.6	76.0	594.7		(194.5)		1,806.9
Income Tax Expense (Benefit)	(45.2)	140.2	166.0	(122.9)	(83.5)		—		54.6
Equity Earnings (Loss) of Unconsolidated Subsidiaries	1.4	—	82.9	(16.5)	(9.3)		—		58.5
Net Income (Loss)	$1,093.9	$698.7	$706.7	$(29.1)	$(257.6)		$—		$2,212.6

Gross Property Additions	$3,486.8	$2,467.4	$1,528.7	$12.6	$36.6		$1.4		$7,533.5

Total Assets	$51,802.1	$24,838.4	$16,575.6	$2,598.5	$5,194.0	(c)	$(4,324.6)	(d)	$96,684.0

Investments in Equity Method Investees	$10.0	$3.0	$905.8	$100.6	$54.2		$—		$1,073.6

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
2022
Revenues from:
External Customers	$11,292.8	$5,489.6	$357.5	$2,448.9	$50.7		$—		$19,639.5
Other Operating Segments	184.7	22.4	1,319.5	18.0	59.2		(1,603.8)	(b)	—
Total Revenues	$11,477.5	$5,512.0	$1,677.0	$2,466.9	$109.9		$(1,603.8)		$19,639.5

Loss on the Expected Sale of the Kentucky Operations	$—	$—	$—	$—	$363.3		$—		$363.3
Asset Impairments and Other Related Charges	24.9	—	—	—	23.9		—		48.8
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	(37.0)	—	—	—	—		—		(37.0)
Gain on Sale of Mineral Rights	—	—	—	(116.3)	—		—		(116.3)
Depreciation and Amortization	2,007.2	746.7	355.0	93.0	0.9		—		3,202.8
Interest Expense	650.9	328.0	169.3	51.8	308.9		(112.8)		1,396.1
Income Tax Expense (Benefit)	(93.8)	116.9	193.6	(83.1)	(128.2)		—		5.4
Equity Earnings (Loss) of Unconsolidated Subsidiaries	1.4	0.6	83.4	(192.4)	(2.4)		—		(109.4)
Net Income (Loss)	$1,296.2	$595.7	$676.8	$274.5	$(537.6)		$—		$2,305.6

Gross Property Additions	$4,164.6	$2,177.3	$1,470.8	$69.2	$25.9		$(28.8)		$7,879.0

Total Assets	$49,761.8	$22,920.2	$15,215.8	$4,520.1	$6,768.4	(c)	$(5,783.0)	(d)	$93,403.3

Investments in Equity Method Investees	$10.1	$3.0	$858.3	$337.6	$67.7		$—		$1,276.7

	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
2021
Revenues from:
External Customers	$9,852.2	$4,464.1	$351.1	$2,108.3	$16.3	$—		$16,792.0
Other Operating Segments	146.3	28.8	1,175.1	55.4	55.9	(1,461.5)	(b)	—
Total Revenues	$9,998.5	$4,492.9	$1,526.2	$2,163.7	$72.2	$(1,461.5)		$16,792.0

Asset Impairments and Other Related Charges	$11.6	$—	$—	$—	$—	$—		$11.6
Depreciation and Amortization	1,747.6	690.3	306.0	80.9	0.9	—		2,825.7
Interest Expense	574.2	300.9	146.3	15.6	180.8	(18.7)		1,199.1
Income Tax Expense (Benefit)	(11.2)	77.5	159.6	(48.8)	(61.6)	—		115.5
Equity Earnings (Loss) of Unconsolidated Subsidiaries	3.4	—	75.0	(10.6)	23.9	—		91.7
Net Income (Loss)	$1,116.7	$543.4	$682.0	$210.2	$(64.2)	$—		$2,488.1

Gross Property Additions	$2,963.1	$1,766.0	$1,468.6	$232.8	$25.5	$(29.2)		$6,426.8

Investments in Equity Method Investees	$33.5	$2.5	$830.4	$487.8	$93.3	$—		$1,447.5

(a)Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries. This segment also includes Parent’s guarantee revenue received from affiliates, investment income, interest income, interest expense and other nonallocated costs.
(b)Represents inter-segment revenues.
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

The tables below present AEPTCo’s reportable segment income statement information for the years ended December 31, 2023, 2022 and 2021 and reportable segment balance sheet information as of December 31, 2023 and 2022.

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2023	(in millions)
Revenues from:
External Customers	$354.2	$—		$—		$354.2
Sales to AEP Affiliates	1,317.8	—		—		1,317.8
Total Revenues	$1,672.0	$—		$—		$1,672.0

Depreciation and Amortization	$393.8	$—		$—		$393.8
Interest Income	3.8	218.0		(214.8)	(a)	7.0
Allowance for Equity Funds Used During Construction	83.2	—		—		83.2
Interest Expense	194.2	215.1		(214.8)	(a)	194.5
Income Tax Expense	145.7	1.4		—		147.1
Net Income	$612.9	$1.3	(b)	$—		$614.2

Gross Property Additions	$1,503.1	$—		$—		$1,503.1

Total Assets	$15,120.6	$5,486.6	(c)	$(5,534.7)	(d)	$15,072.5

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2022	(in millions)
Revenues from:
External Customers	$340.9	$—		$—		$340.9
Sales to AEP Affiliates	1,283.8	—		—		1,283.8
Other Revenues	(0.2)	—		—		(0.2)
Total Revenues	$1,624.5	$—		$—		$1,624.5

Depreciation and Amortization	$346.2	$—		$—		$346.2
Interest Income	0.7	177.8		(176.9)	(a)	1.6
Allowance for Equity Funds Used During Construction	70.7	—		—		70.7
Interest Expense	162.5	177.1		(176.9)	(a)	162.7
Income Tax Expense	169.1	—		—		169.1
Net Income	$594.2	$—	(b)	$—		$594.2

Gross Property Additions	$1,468.3	$—		$—		$1,468.3

Total Assets	$13,875.6	$4,817.4	(c)	$(4,878.8)	(d)	$13,814.2

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2021	(in millions)
Revenues from:
External Customers	$315.1	$—		$—		$315.1
Sales to AEP Affiliates	1,153.9	—		—		1,153.9
Other Revenues	0.3	—		—		0.3
Total Revenues	$1,469.3	$—		$—		$1,469.3

Depreciation and Amortization	$297.3	$—		$—		$297.3
Interest Income	0.1	158.1		(157.7)	(a)	0.5
Allowance for Equity Funds Used During Construction	67.2	—		—		67.2
Interest Expense	141.2	157.7		(157.7)	(a)	141.2
Income Tax Expense	144.1	—		—		144.1
Net Income	$591.5	$0.2	(b)	$—		$591.7

Gross Property Additions	$1,442.7	$—		$—		$1,442.7

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

The following table represents the gross notional volume of the Registrants’ outstanding derivative contracts:

	Notional Volume of Derivative Instruments
	December 31, 2023							December 31, 2022
Primary Risk Exposure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Commodity:
Power (MWhs)	246.8	—	16.8	5.9	2.2	4.1	2.9	226.8	—	17.9	4.2	2.5	2.9	2.2
Natural Gas (MMBtus)	151.6	—	37.3	—	—	34.9	17.9	77.1	—	1.9	—	—	1.9	2.1
Heating Oil and Gasoline (Gallons)	6.5	1.8	1.0	0.6	1.2	0.7	0.9	6.9	1.9	1.0	0.7	1.4	0.9	1.0
Interest Rate (USD)	$80.1	$—	$—	$—	$—	$—	$—	$99.9	$—	$—	$—	$—	$—	$—
Interest Rate on Long-term Debt (USD)	$1,300.0	$150.0	$—	$—	$—	$—	$—	$1,650.0	$—	$—	$—	$—	$200.0	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral.  For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles.  AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $46 million and $481 million as of December 31, 2023 and 2022, respectively. There was no cash collateral received from third-parties netted against short-term and long-term risk management assets for the Registrant Subsidiaries as of December 31, 2023 and 2022. The amount of cash collateral paid to third-parties netted against short-term and long-term risk management liabilities was not material for the Registrants as of December 31, 2023 and 2022.

Location and Fair Value of Derivative Assets and Liabilities Recognized In the Balance Sheet

The following tables represent the gross fair value of the Registrants’ derivative activity on the balance sheets. The derivative instruments are disclosed as gross. They are subject to master netting agreements and are presented on the balance sheets on a net basis in accordance with the accounting guidance for “Derivatives and Hedging.” Unless shown as a separate line on the balance sheets due to materiality, Current Risk Management Assets are included in Prepayments and Other Current Assets, Long-term Risk Management Assets are included in Deferred Charges and Other Noncurrent Assets, Current Risk Management Liabilities are included in Other Current Liabilities and Long-term Risk Management Liabilities are included in Deferred Credits and Other Noncurrent Liabilities on the balance sheets.

	December 31, 2023
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:		(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$555.1	$—	$24.6	$30.1	$—	$19.7	$12.0
Hedging Contracts - Commodity	56.7	—	—	—	—	—	—
Hedging Contracts - Interest Rate	—	—	—	—	—	—	—
Total Current Risk Management Assets	611.8	—	24.6	30.1	—	19.7	12.0

Long-term Risk Management Assets
Risk Management Contracts - Commodity	468.8	—	0.3	12.0	—	—	0.5
Hedging Contracts - Commodity	86.8	—	—	—	—	—	—
Hedging Contracts - Interest Rate	—	—	—	—	—	—	—
Total Long-term Risk Management Assets	555.6	—	0.3	12.0	—	—	0.5

Total Assets	$1,167.4	$—	$24.9	$42.1	$—	$19.7	$12.5

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$588.0	$0.2	$18.5	$5.4	$6.9	$29.7	$14.9
Hedging Contracts - Commodity	8.2	—	—	—	—	—	—
Hedging Contracts - Interest Rate	50.5	2.7	—	—	—	—	—
Total Current Risk Management Liabilities	646.7	2.9	18.5	5.4	6.9	29.7	14.9

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	377.6	—	6.9	0.2	43.9	1.0	1.7
Hedging Contracts - Commodity	2.2	—	—	—	—	—	—
Hedging Contracts - Interest Rate	56.9	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	436.7	—	6.9	0.2	43.9	1.0	1.7

Total Liabilities	$1,083.4	$2.9	$25.4	$5.6	$50.8	$30.7	$16.6

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$84.0	$(2.9)	$(0.5)	$36.5	$(50.8)	$(11.0)	$(4.1)

	December 31, 2022
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:		(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$965.4	$—	$69.3	$16.0	$—	$24.1	$16.8
Hedging Contracts - Commodity	212.2	—	—	—	—	—	—
Hedging Contracts - Interest Rate	1.8	—	—	—	—	1.6	—
Total Current Risk Management Assets	1,179.4	—	69.3	16.0	—	25.7	16.8

Long-term Risk Management Assets
Risk Management Contracts - Commodity	565.6	—	0.7	0.5	—	—	—
Hedging Contracts - Commodity	148.9	—	—	—	—	—	—
Hedging Contracts - Interest Rate	14.3	—	—	—	—	—	—
Total Long-term Risk Management Assets	728.8	—	0.7	0.5	—	—	—

Total Assets	$1,908.2	$—	$70.0	$16.5	$—	$25.7	$16.8

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$663.8	$—	$4.1	$0.9	$2.1	$2.1	$2.0
Hedging Contracts - Commodity	60.4	—	—	—	—	—	—
Hedging Contracts - Interest Rate	41.4	—	—	—	—	—	—
Total Current Risk Management Liabilities	765.6	—	4.1	0.9	2.1	2.1	2.0

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	412.0	—	0.7	0.3	37.9	—	—
Hedging Contracts - Commodity	17.4	—	—	—	—	—	—
Hedging Contracts - Interest Rate	91.1	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	520.5	—	0.7	0.3	37.9	—	—

Total Liabilities	$1,286.1	$—	$4.8	$1.2	$40.0	$2.1	$2.0

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$622.1	$—	$65.2	$15.3	$(40.0)	$23.6	$14.8

Offsetting Assets and Liabilities

The following tables show the net amounts of assets and liabilities presented on the balance sheets. The gross amounts offset include counterparty netting of risk management and hedging contracts and associated cash collateral in accordance with accounting guidance for “Derivatives and Hedging.” All derivative contracts subject to a master netting arrangement or similar agreement are offset on the balance sheets.

	December 31, 2023
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:		(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$611.8	$—	$24.6	$30.1	$—	$19.7	$12.0
Gross Amounts Offset	(394.3)	—	(2.2)	(2.3)	—	(0.7)	(0.4)
Net Amounts Presented	217.5	—	22.4	27.8	—	19.0	11.6

Long-term Risk Management Assets
Gross Amounts Recognized	555.6	—	0.3	12.0	—	—	0.5
Gross Amounts Offset	(234.4)	—	(0.3)	(0.2)	—	—	(0.5)
Net Amounts Presented	321.2	—	—	11.8	—	—	—

Total Assets	$538.7	$—	$22.4	$39.6	$—	$19.0	$11.6

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$646.7	$2.9	$18.5	$5.4	$6.9	$29.7	$14.9
Gross Amounts Offset	(417.1)	(0.2)	(2.6)	(3.4)	(0.1)	(0.8)	(0.5)
Net Amounts Presented	229.6	2.7	15.9	2.0	6.8	28.9	14.4

Long-term Risk Management Liabilities
Gross Amounts Recognized	436.7	—	6.9	0.2	43.9	1.0	1.7
Gross Amounts Offset	(194.9)	—	(0.3)	(0.2)	—	—	(0.5)
Net Amounts Presented	241.8	—	6.6	—	43.9	1.0	1.2

Total Liabilities	$471.4	$2.7	$22.5	$2.0	$50.7	$29.9	$15.6

Total MTM Derivative Contract Net Assets (Liabilities)	$67.3	$(2.7)	$(0.1)	$37.6	$(50.7)	$(10.9)	$(4.0)

	December 31, 2022
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:		(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$1,179.4	$—	$69.3	$16.0	$—	$25.7	$16.8
Gross Amounts Offset	(830.6)	—	(0.2)	(0.8)	—	(0.4)	(0.4)
Net Amounts Presented	348.8	—	69.1	15.2	—	25.3	16.4

Long-term Risk Management Assets
Gross Amounts Recognized	728.8	—	0.7	0.5	—	—	—
Gross Amounts Offset	(444.7)	—	(0.7)	(0.3)	—	—	—
Net Amounts Presented	284.1	—	—	0.2	—	—	—

Total Assets	$632.9	$—	$69.1	$15.4	$—	$25.3	$16.4

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$765.6	$—	$4.1	$0.9	$2.1	$2.1	$2.0
Gross Amounts Offset	(620.4)	—	(0.5)	(0.9)	(0.3)	(0.5)	(0.6)
Net Amounts Presented	145.2	—	3.6	—	1.8	1.6	1.4

Long-term Risk Management Liabilities
Gross Amounts Recognized	520.5	—	0.7	0.3	37.9	—	—
Gross Amounts Offset	(175.3)	—	(0.6)	(0.3)	—	—	—
Net Amounts Presented	345.2	—	0.1	—	37.9	—	—

Total Liabilities	$490.4	$—	$3.7	$—	$39.7	$1.6	$1.4

Total MTM Derivative Contract Net Assets (Liabilities)	$142.5	$—	$65.4	$15.4	$(39.7)	$23.7	$15.0

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on Risk Management Contracts

	Year Ended December 31, 2023
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$24.6	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(423.8)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	24.5	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	2.5	—	2.3	0.1	—	—	—
Other Operation	(0.2)	(0.1)	—	—	—	—	—
Maintenance	(0.8)	(0.3)	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)
Regulatory Assets (a)	(94.8)	(0.2)	(21.9)	(3.1)	(14.0)	(29.8)	(15.5)
Regulatory Liabilities (a)	169.7	—	1.0	7.8	—	88.7	70.7
Total Gain (Loss) on Risk Management Contracts	$(322.8)	$(0.6)	$(18.6)	$29.2	$(14.1)	$58.8	$55.0

	Year Ended December 31, 2022
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$11.1	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	313.8	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.5	10.6	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	5.0	—	4.5	0.1	—	0.2	—
Other Operation	4.8	1.5	0.4	0.5	0.8	0.6	0.8
Maintenance	6.7	1.8	0.9	0.6	1.2	0.8	1.1
Regulatory Assets (a)	52.6	0.1	(0.1)	(0.8)	52.1	3.6	(2.1)
Regulatory Liabilities (a)	299.7	(0.6)	82.4	8.6	3.7	98.5	77.9
Total Gain on Risk Management Contracts	$693.7	$2.8	$88.6	$19.6	$57.8	$103.7	$77.7

	Year Ended December 31, 2021
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(0.6)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	169.1	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	(0.5)	(0.1)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	2.0	—	1.8	—	—	—	—
Other Operation	2.8	0.8	0.3	0.3	0.5	0.3	0.4
Maintenance	3.4	1.0	0.5	0.3	0.6	0.4	0.5
Regulatory Assets (a)	(9.1)	—	(2.7)	(14.8)	10.0	(3.6)	3.6
Regulatory Liabilities (a)	156.4	0.2	55.9	(3.9)	—	48.9	37.0
Total Gain (Loss) on Risk Management Contracts	$324.0	$2.0	$55.3	$(18.2)	$11.1	$46.0	$41.5

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(in millions)
Long-term Debt (a) (b)	$(878.2)	$(855.5)	$68.4	$89.7

(a)Amounts included within Noncurrent Liabilities line item Long-term Debt on the Balance Sheet.
(b)Amounts include $(30) million and $(38) million as of December 31, 2023 and 2022, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$29.0	$(90.4)	$(35.5)
Fair Value Portion of Long-term Debt (a)	(29.0)	90.4	35.5

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity, Fuel and Other Consumables Used for Electric Generation on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged.  During the years ended 2023, 2022 and 2021, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur.  During the year ended 2023, AEP, AEP Texas, I&M, PSO and SWEPCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not. During the year ended 2022, AEP and PSO applied cash flow hedging to outstanding interest rate derivatives. During the year ended 2021, AEP and APCo applied cash flow hedging to outstanding interest rate derivatives.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

	Impact of Cash Flow Hedges on the Registrants’ Balance Sheets

	December 31, 2023				December 31, 2022
			Portion Expected to				Portion Expected to
	AOCI		be Reclassed to		AOCI		be Reclassed to
	Gain (Loss)		Net Income During		Gain (Loss)		Net Income During
	Net of Tax		the Next Twelve Months		Net of Tax		the Next Twelve Months
	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AEP	$104.9	$(8.1)	$38.3	$3.2	$223.5	$0.3	$119.9	$0.3
AEP Texas	—	0.5	—	0.2	—	(0.3)	—	(0.2)
APCo	—	5.9	—	0.8	—	6.7	—	0.8
I&M	—	(5.5)	—	(0.4)	—	(5.1)	—	(0.6)
PSO	—	(0.2)	—	—	—	1.3	—	0.1
SWEPCo	—	1.3	—	0.3	—	1.1	—	0.2

As of December 31, 2023 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 87 months.

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

Credit-Risk-Related Contingent Features

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts. The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral. AEP had derivative contracts with collateral triggering events in a net liability position with a total exposure of $0 and $2 million as of December 31, 2023 and 2022, respectively. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of December 31, 2023 and 2022.

Cross-Acceleration Triggers

Certain interest rate derivative contracts contain cross-acceleration provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-acceleration provisions could be triggered if there was a non-performance event by the Registrants under any of their outstanding debt of at least $50 million and the lender on that debt has accelerated the entire repayment obligation. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-acceleration provisions in contracts. AEP had derivative contracts with cross-acceleration provisions in a net liability position of $107 million and $127 million and no cash collateral posted as of December 31, 2023 and 2022, respectively. If a cross-acceleration provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries’ derivative contracts with cross-acceleration provisions outstanding as of December 31, 2023 and 2022 were not material.

Cross-Default Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third-party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. AEP had derivative contracts with cross-default provisions in a net liability position of $242 million and $217 million and no cash collateral posted as of December 31, 2023 and 2022, respectively, after considering contractual netting arrangements. If a cross-default provision would have been triggered, settlement at fair value would have been required. APCo, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $22 million, $29 million and $15 million, respectively, and no cash collateral posted as of December 31, 2023. The other Registrant Subsidiaries had no derivative contracts with cross-default provisions outstanding as of December 31, 2023. The Registrant Subsidiaries’ derivative contracts with cross-default provisions outstanding as of December 31, 2022 were not material.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	December 31,
	2023		2022
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP (a)	$40,143.2	$37,325.7	$36,801.0	$35,915.9
AEP Texas	5,889.8	5,400.7	5,657.8	5,045.8
AEPTCo	5,414.4	4,796.9	4,782.8	3,940.5
APCo	5,588.3	5,390.1	5,410.5	5,079.2
I&M	3,499.4	3,291.6	3,260.8	2,929.0
OPCo	3,366.8	2,992.1	2,970.3	2,516.6
PSO	2,384.6	2,154.3	1,912.8	1,635.8
SWEPCo	3,646.9	3,209.7	3,391.6	2,870.9

(a)The fair value amounts include debt related to AEP’s Equity Units and had a fair value of $0 million and $877 million as of December 31, 2023 and 2022, respectively. See “Equity Units” section of Note 14 for additional information.

Fair Value Measurements of Other Temporary Investments (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.  See “Other Temporary Investments” section of Note 1 for additional information.

The following is a summary of Other Temporary Investments and Restricted Cash:

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$48.9	$—	$—	$48.9
Other Cash Deposits	13.9	—	—	13.9
Fixed Income Securities – Mutual Funds (b)	165.9	—	(6.2)	159.7
Equity Securities – Mutual Funds	14.8	25.9	—	40.7
Total Other Temporary Investments and Restricted Cash	$243.5	$25.9	$(6.2)	$263.2

	December 31, 2022
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$47.1	$—	$—	$47.1
Other Cash Deposits	9.0	—	—	9.0
Fixed Income Securities – Mutual Funds (b)	152.4	—	(8.3)	144.1
Equity Securities – Mutual Funds	15.1	19.4	—	34.5
Total Other Temporary Investments and Restricted Cash	$223.6	$19.4	$(8.3)	$234.7

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Proceeds from Investment Sales	$7.6	$30.2	$15.0
Purchases of Investments	18.5	18.8	26.9
Gross Realized Gains on Investment Sales	1.1	6.1	3.6
Gross Realized Losses on Investment Sales	0.3	1.3	—

Fair Value Measurements of Trust Assets for Decommissioning and SNF Disposal (Applies to AEP and I&M)

Securities held in trust funds for decommissioning nuclear facilities and for the disposal of SNF are recorded at fair value.  See “Nuclear Trust Funds” section of Note 1 for additional information.

The following is a summary of nuclear trust fund investments:

	December 31,
	2023				2022
		Gross	Gross	Other-Than-		Gross	Gross	Other-Than-
	Fair	Unrealized	Unrealized	Temporary	Fair	Unrealized	Unrealized	Temporary
	Value	Gains	Losses	Impairments	Value	Gains	Losses	Impairments
	(in millions)
Cash and Cash Equivalents	$16.8	$—	$—	$—	$21.2	$—	$—	$—
Fixed Income Securities:
United States Government	1,273.0	28.6	(3.9)	(33.2)	1,123.8	11.8	(14.9)	(18.8)
Corporate Debt	132.1	4.8	(5.2)	(8.6)	61.6	0.7	(7.7)	(9.6)
State and Local Government	1.7	—	—	—	3.3	0.1	—	(0.1)
Subtotal Fixed Income Securities	1,406.8	33.4	(9.1)	(41.8)	1,188.7	12.6	(22.6)	(28.5)
Equity Securities - Domestic	2,436.6	1,869.5	(0.9)	—	2,131.3	1,483.7	(6.4)	—
Spent Nuclear Fuel and Decommissioning Trusts	$3,860.2	$1,902.9	$(10.0)	$(41.8)	$3,341.2	$1,496.3	$(29.0)	$(28.5)

The following table provides the securities activity within the decommissioning and SNF trusts:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Proceeds from Investment Sales	$2,787.5	$2,713.6	$1,886.4
Purchases of Investments	2,845.1	2,765.4	1,928.2
Gross Realized Gains on Investment Sales	99.0	52.4	103.2
Gross Realized Losses on Investment Sales	26.6	42.6	16.5

The base cost of fixed income securities was $1.4 billion and $1.2 billion as of December 31, 2023 and 2022, respectively.  The base cost of equity securities was $568 million and $654 million as of December 31, 2023 and 2022, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of December 31, 2023 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$359.6
After 1 year through 5 years	597.6
After 5 years through 10 years	180.7
After 10 years	268.9
Total	$1,406.8

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

AEP

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$48.9	$—	$—	$—	$48.9
Other Cash Deposits (a)	—	—	—	13.9	13.9
Fixed Income Securities – Mutual Funds	159.7	—	—	—	159.7
Equity Securities – Mutual Funds (b)	40.7	—	—	—	40.7
Total Other Temporary Investments and Restricted Cash	249.3	—	—	13.9	263.2

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	9.7	736.9	274.3	(617.0)	403.9
Cash Flow Hedges:
Commodity Hedges (c)	—	123.5	19.8	(8.5)	134.8
Total Risk Management Assets	9.7	860.4	294.1	(625.5)	538.7

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	7.8	—	—	9.0	16.8
Fixed Income Securities:
United States Government	—	1,273.0	—	—	1,273.0
Corporate Debt	—	132.1	—	—	132.1
State and Local Government	—	1.7	—	—	1.7
Subtotal Fixed Income Securities	—	1,406.8	—	—	1,406.8
Equity Securities – Domestic (b)	2,436.6	—	—	—	2,436.6
Total Spent Nuclear Fuel and Decommissioning Trusts	2,444.4	1,406.8	—	9.0	3,860.2

Total Assets	$2,703.4	$2,267.2	$294.1	$(602.6)	$4,662.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$24.7	$783.8	$154.1	$(600.3)	$362.3
Cash Flow Hedges:
Commodity Hedges (c)	—	9.6	0.6	(8.5)	1.7
Interest Rate Hedges	—	9.0	—	—	9.0
Fair Value Hedges	—	98.4	—	—	98.4
Total Risk Management Liabilities	$24.7	$900.8	$154.7	$(608.8)	$471.4

AEP

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$47.1	$—	$—	$—	$47.1
Other Cash Deposits (a)	—	—	—	9.0	9.0
Fixed Income Securities – Mutual Funds	144.1	—	—	—	144.1
Equity Securities – Mutual Funds (b)	34.5	—	—	—	34.5
Total Other Temporary Investments and Restricted Cash	225.7	—	—	9.0	234.7

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	15.0	1,197.5	314.4	(1,211.5)	315.4
Cash Flow Hedges:
Commodity Hedges (c)	—	332.6	26.7	(52.8)	306.5
Interest Rate Hedges	—	11.0	—	—	11.0
Total Risk Management Assets	15.0	1,541.1	341.1	(1,264.3)	632.9

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	11.3	—	—	9.9	21.2
Fixed Income Securities:
United States Government	—	1,123.8	—	—	1,123.8
Corporate Debt	—	61.6	—	—	61.6
State and Local Government	—	3.3	—	—	3.3
Subtotal Fixed Income Securities	—	1,188.7	—	—	1,188.7
Equity Securities – Domestic (b)	2,131.3	—	—	—	2,131.3
Total Spent Nuclear Fuel and Decommissioning Trusts	2,142.6	1,188.7	—	9.9	3,341.2

Total Assets	$2,383.3	$2,729.8	$341.1	$(1,245.4)	$4,208.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$21.8	$870.9	$179.0	$(731.9)	$339.8
Cash Flow Hedges:
Commodity Hedges (c)	—	74.3	1.7	(52.8)	23.2
Fair Value Hedges	—	127.4	—	—	127.4
Total Risk Management Liabilities	$21.8	$1,072.6	$180.7	$(784.7)	$490.4

AEP Texas

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$34.0	$—	$—	$—	$34.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.2	$—	$(0.2)	$—
Cash Flow Hedges:
Interest Rate Hedges	—	2.7	—	—	2.7
Total Risk Management Liabilities	$—	$2.9	$—	$(0.2)	$2.7

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$32.7	$—	$—	$—	$32.7

APCo

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$14.9	$—	$—	$—	$14.9

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1.1	23.5	(2.2)	22.4

Total Assets	$14.9	$1.1	$23.5	$(2.2)	$37.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$24.0	$1.1	$(2.6)	$22.5

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$14.4	$—	$—	$—	$14.4

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.7	69.4	(1.0)	69.1

Total Assets	$14.4	$0.7	$69.4	$(1.0)	$83.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$4.6	$0.3	$(1.4)	$3.5

I&M

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$37.4	$4.5	$(2.3)	$39.6

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	7.8	—	—	9.0	16.8
Fixed Income Securities:
United States Government	—	1,273.0	—	—	1,273.0
Corporate Debt	—	132.1	—	—	132.1
State and Local Government	—	1.7	—	—	1.7
Subtotal Fixed Income Securities	—	1,406.8	—	—	1,406.8
Equity Securities - Domestic (b)	2,436.6	—	—	—	2,436.6
Total Spent Nuclear Fuel and Decommissioning Trusts	2,444.4	1,406.8	—	9.0	3,860.2

Total Assets	$2,444.4	$1,444.2	$4.5	$6.7	$3,899.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$3.7	$1.7	$(3.4)	$2.0

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$11.3	$5.3	$(1.2)	$15.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	11.3	—	—	9.9	21.2
Fixed Income Securities:
United States Government	—	1,123.8	—	—	1,123.8
Corporate Debt	—	61.6	—	—	61.6
State and Local Government	—	3.3	—	—	3.3
Subtotal Fixed Income Securities	—	1,188.7	—	—	1,188.7
Equity Securities - Domestic (b)	2,131.3	—	—	—	2,131.3
Total Spent Nuclear Fuel and Decommissioning Trusts	2,142.6	1,188.7	—	9.9	3,341.2

Total Assets	$2,142.6	$1,200.0	$5.3	$8.7	$3,356.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.6	$0.7	$(1.3)	$—

OPCo

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.2	$50.6	$(0.1)	$50.7

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$—	$40.0	$(0.3)	$39.7

PSO

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$—	$19.7	$(0.7)	$19.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$29.6	$1.1	$(0.8)	$29.9

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$—	$24.0	$1.3	$25.3
Cash Flow Hedges:
Interest Rate Hedges	—	1.6	—	(1.6)	—
Total Assets	$—	$1.6	$24.0	$(0.3)	$25.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$1.7	$0.3	$(0.4)	$1.6

SWEPCo

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$0.5	$12.0	$(0.9)	$11.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$15.7	$0.9	$(1.0)	$15.6

	December 31, 2022
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$2.2	$14.6	$(0.4)	$16.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$1.6	$0.4	$(0.6)	$1.4

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
(d)The December 31, 2023 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $(11) million in 2024 and $(4) million in 2025-2027; Level 2 matures $(99) million in 2024, $(44) million in periods 2025-2027, $7 million in periods 2028-2029 and $2 million in periods 2030-2033; Level 3 matures $74 million in 2024, $43 million in periods 2025-2027, $18 million in periods 2028-2029 and $(16) million in periods 2030-2033. Risk management commodity contracts are substantially comprised of power contracts.
(e)Amounts in “Other” column primarily represent accrued interest receivables from financial institutions.  Level 1 amounts primarily represent investments in money market funds.
(f)The December 31, 2022 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows:  Level 1 matures $(7) million in 2023; Level 2 matures $182 million in 2023, $134 million in periods 2024-2026; $10 million in periods 2027-2028 and $1 million in periods 2029-2033; Level 3 matures $128 million in 2023, $6 million in periods 2024-2026, $6 million in periods 2027-2028 and $(5) million in periods 2029-2033.  Risk management commodity contracts are substantially comprised of power contracts.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Year Ended December 31, 2023	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2022	$160.4	$69.1	$4.6	$(40.0)	$23.7	$14.2
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	52.1	(11.7)	4.2	(3.6)	29.8	20.0
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	71.1	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	(17.4)	—	—	—	—	—
Settlements	(172.2)	(57.3)	(8.8)	5.6	(53.4)	(34.2)
Transfers into Level 3 (d) (e)	(6.1)	—	—	—	—	—
Transfers out of Level 3 (e)	3.8	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	47.7	22.3	2.8	(12.6)	18.5	11.1
Balance as of December 31, 2023	$139.4	$22.4	$2.8	$(50.6)	$18.6	$11.1

Year Ended December 31, 2022	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2021	$103.1	$41.7	$(0.7)	$(92.5)	$12.1	$10.9
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	69.5	3.0	3.7	6.5	24.2	35.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(34.9)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	9.6	—	—	—	—	—
Settlements	(154.6)	(44.7)	(3.0)	0.3	(36.3)	(45.0)
Transfers into Level 3 (d) (e)	1.7	—	—	—	—	—
Transfers out of Level 3 (e)	0.1	—	—	—	—	6.9
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	165.9	69.1	4.6	45.7	23.7	5.6
Balance as of December 31, 2022	$160.4	$69.1	$4.6	$(40.0)	$23.7	$14.2

Year Ended December 31, 2021	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2020	$113.3	$19.3	$2.1	$(110.3)	$10.3	$1.6
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	48.6	8.3	(0.1)	2.4	16.1	9.5
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(45.2)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	24.2	—	—	—	—	—
Settlements	(89.0)	(28.0)	(2.2)	6.3	(26.4)	(15.5)
Transfers into Level 3 (d) (e)	(3.8)	—	—	—	—	—
Transfers out of Level 3 (e)	(34.4)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	89.4	42.1	(0.5)	9.1	12.1	15.3
Balance as of December 31, 2021	$103.1	$41.7	$(0.7)	$(92.5)	$12.1	$10.9

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

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

Significant Unobservable Inputs
December 31, 2023

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input	Low	High	Average (c)
		(in millions)
AEP	Energy Contracts	$225.5	$144.9	Discounted Cash Flow	Forward Market Price (a)	$5.21	$153.77	$45.05
AEP	Natural Gas Contracts	—	0.5	Discounted Cash Flow	Forward Market Price (b)	3.11	3.11	3.11
AEP	FTRs	68.6	9.3	Discounted Cash Flow	Forward Market Price (a)	(25.45)	17.07	—
APCo	FTRs	23.5	1.1	Discounted Cash Flow	Forward Market Price (a)	(1.04)	6.45	1.36
I&M	FTRs	4.5	1.7	Discounted Cash Flow	Forward Market Price (a)	(1.48)	8.40	0.85
OPCo	Energy Contracts	—	50.6	Discounted Cash Flow	Forward Market Price (a)	22.92	67.53	42.85
PSO	FTRs	19.7	1.1	Discounted Cash Flow	Forward Market Price (a)	(25.45)	4.80	(4.33)
SWEPCo	Natural Gas Contracts	—	0.5	Discounted Cash Flow	Forward Market Price (b)	3.11	3.11	3.11
SWEPCo	FTRs	12.0	0.4	Discounted Cash Flow	Forward Market Price (a)	(25.45)	4.80	(4.33)

December 31, 2022

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
		(in millions)
AEP	Energy Contracts	$204.0	$167.4	Discounted Cash Flow	Forward Market Price	$2.91	$187.34	$49.14
AEP	FTRs	137.1	13.3	Discounted Cash Flow	Forward Market Price	(36.45)	20.72	1.18
APCo	FTRs	69.4	0.3	Discounted Cash Flow	Forward Market Price	(2.82)	18.88	3.89
I&M	FTRs	5.3	0.7	Discounted Cash Flow	Forward Market Price	0.16	18.79	1.23
OPCo	Energy Contracts	—	40.0	Discounted Cash Flow	Forward Market Price	2.91	187.34	48.76
PSO	FTRs	24.0	0.3	Discounted Cash Flow	Forward Market Price	(36.45)	3.40	(7.55)
SWEPCo	FTRs	14.6	0.4	Discounted Cash Flow	Forward Market Price	(36.45)	3.40	(7.55)

(a)Represents market prices in dollars per MWh.
(b)Represents market prices in dollars per MMBtu.
(c)The weighted-average is the product of the forward market price of the underlying commodity and volume weighted by term.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts, Natural Gas Contracts, FTRs and Other Investments for the Registrants as of December 31, 2023 and 2022:

Uncertainty of Fair Value Measurements

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

12. INCOME TAXES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Income Tax Expense (Benefit)

The details of the Registrants’ Income Tax Expense (Benefit) as reported are as follows:

Year Ended December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Federal:
Current	$(116.7)	$19.8	$93.9	$62.2	$93.2	$46.6	$(60.8)	$(88.1)
Deferred	115.9	63.5	52.3	(60.5)	(56.9)	2.8	2.9	59.9
Total Federal	(0.8)	83.3	146.2	1.7	36.3	49.4	(57.9)	(28.2)

State and Local:
Current	69.0	2.7	9.1	6.3	21.1	(0.3)	0.3	1.0
Deferred	(13.6)	(0.1)	(8.2)	6.2	1.2	5.2	4.0	(6.1)
Total State and Local	55.4	2.6	0.9	12.5	22.3	4.9	4.3	(5.1)

Income Tax Expense (Benefit)	$54.6	$85.9	$147.1	$14.2	$58.6	$54.3	$(53.6)	$(33.3)

Year Ended December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Federal:
Current	$113.1	$29.0	$98.0	$(61.0)	$43.4	$(27.0)	$(3.3)	$(32.3)
Deferred	(88.8)	41.4	46.0	86.6	(51.3)	73.3	(50.5)	13.4
Total Federal	24.3	70.4	144.0	25.6	(7.9)	46.3	(53.8)	(18.9)

State and Local:
Current	26.6	2.2	8.8	(0.4)	10.9	(0.3)	—	(1.8)
Deferred	(45.5)	—	16.3	(7.0)	1.2	(1.8)	4.6	(4.5)
Total State and Local	(18.9)	2.2	25.1	(7.4)	12.1	(2.1)	4.6	(6.3)

Income Tax Expense (Benefit)	$5.4	$72.6	$169.1	$18.2	$4.2	$44.2	$(49.2)	$(25.2)

Year Ended December 31, 2021	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Federal:
Current	$(27.8)	$(1.2)	$69.8	$5.0	$26.9	$6.8	$(109.6)	$(16.7)
Deferred	182.6	40.5	54.1	14.9	(35.5)	25.2	105.6	26.2
Total Federal	154.8	39.3	123.9	19.9	(8.6)	32.0	(4.0)	9.5

State and Local:
Current	6.0	3.0	5.8	2.2	(0.6)	(3.1)	—	0.4
Deferred	(45.3)	0.8	14.4	—	(1.4)	5.5	8.1	(10.5)
Total State and Local	(39.3)	3.8	20.2	2.2	(2.0)	2.4	8.1	(10.1)

Income Tax Expense (Benefit)	$115.5	$43.1	$144.1	$22.1	$(10.6)	$34.4	$4.1	$(0.6)

The following are reconciliations for the Registrants between the federal income taxes computed by multiplying pretax income by the federal statutory tax rate and the income taxes reported:

Year Ended December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Net Income	$2,212.6	$370.4	$614.2	$294.4	$335.9	$328.2	$208.8	$223.8
Less: Equity Earnings	(1.4)	—	—	—	—	—	—	(1.4)
Income Tax Expense (Benefit)	54.6	85.9	147.1	14.2	58.6	54.3	(53.6)	(33.3)
Pretax Income	$2,265.8	$456.3	$761.3	$308.6	$394.5	$382.5	$155.2	$189.1

Income Taxes on Pretax Income at Statutory Rate (21%)	$475.8	$95.8	$159.9	$64.8	$82.8	$80.3	$32.6	$39.7
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	26.0	0.6	2.4	9.9	6.4	2.6	0.4	2.1
Investment Tax Credit Amortization	(50.3)	(0.7)	—	—	(1.6)	—	(1.4)	(0.2)
Production Tax Credits	(175.2)	—	—	(0.1)	—	—	(64.3)	(67.1)
State and Local Income Taxes, Net	43.7	2.1	0.7	9.9	17.5	3.9	3.5	(4.0)
Removal Costs	(22.0)	—	—	(5.1)	(11.8)	—	—	—
AFUDC	(39.8)	(6.0)	(17.5)	(5.5)	(2.3)	(3.6)	(1.8)	(2.4)
Tax Reform Excess ADIT Reversal	(151.1)	(6.0)	1.7	(17.3)	(30.0)	(28.9)	(23.3)	(12.6)
Remeasurement of Excess ADIT	(46.0)	—	—	(46.0)	—	—	—	—
Federal Return to Provision	—	(0.1)	—	3.4	(2.5)	(0.4)	0.6	1.0
Disallowance Cost	—	—	—	—	—	—	—	12.0
Other	(6.5)	0.2	(0.1)	0.2	0.1	0.4	0.1	(1.8)
Income Tax Expense (Benefit)	$54.6	$85.9	$147.1	$14.2	$58.6	$54.3	$(53.6)	$(33.3)

Effective Income Tax Rate	2.4%	18.8%	19.3%	4.6%	14.9%	14.2%	(34.5)%	(17.6)%

Year Ended December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Net Income	$2,305.6	$307.9	$594.2	$394.2	$324.7	$287.8	$167.6	$294.3
Less: Equity Earnings	(1.4)	—	—	—	—	(0.6)	—	(1.4)
Income Tax Expense (Benefit)	5.4	72.6	169.1	18.2	4.2	44.2	(49.2)	(25.2)
Pretax Income	$2,309.6	$380.5	$763.3	$412.4	$328.9	$331.4	$118.4	$267.7

Income Taxes on Pretax Income at Statutory Rate (21%)	$485.0	$79.9	$160.3	$86.6	$69.1	$69.6	$24.9	$56.2
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	17.1	—	—	4.7	2.9	3.0	—	2.3
Investment Tax Credit Amortization	(14.3)	—	—	—	(3.1)	—	(1.6)	—
Production Tax Credits	(197.1)	—	—	—	—	—	(47.7)	(57.1)
State and Local Income Taxes, Net	(14.0)	1.7	19.8	(5.9)	9.6	(1.6)	4.3	(4.9)
Removal Costs	(26.5)	—	—	(9.8)	(12.4)	—	—	—
AFUDC	(29.3)	(4.1)	(14.8)	(3.7)	(2.1)	(2.9)	—	—
Tax Reform Excess ADIT Reversal	(214.5)	(5.5)	—	(50.9)	(54.0)	(27.5)	(25.4)	(14.8)
Federal Return to Provision	(17.4)	—	—	(2.8)	(6.2)	3.5	(3.7)	—
Other	16.4	0.6	3.8	—	0.4	0.1	—	(6.9)
Income Tax Expense (Benefit)	$5.4	$72.6	$169.1	$18.2	$4.2	$44.2	$(49.2)	$(25.2)

Effective Income Tax Rate	0.2%	19.1%	22.2%	4.4%	1.3%	13.3%	(41.6)%	(9.4)%

Year Ended December 31, 2021	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Net Income	$2,488.1	$289.8	$591.7	$348.9	$279.8	$253.6	$141.1	$242.1
Less: Equity Earnings	(3.4)	—	—	—	—	—	—	(3.4)
Income Tax Expense (Benefit)	115.5	43.1	144.1	22.1	(10.6)	34.4	4.1	(0.6)
Pretax Income	$2,600.2	$332.9	$735.8	$371.0	$269.2	$288.0	$145.2	$238.1

Income Taxes on Pretax Income at Statutory Rate (21%)	$546.0	$69.9	$154.5	$77.9	$56.5	$60.5	$30.5	$50.0
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	25.9	—	—	11.7	3.5	2.2	—	1.8
Investment Tax Credit Amortization	(22.0)	—	—	—	(6.4)	—	(1.8)	—
Production Tax Credits	(98.8)	—	—	—	—	—	(6.0)	(7.2)
State and Local Income Taxes, Net	39.4	2.4	19.8	2.1	(1.3)	—	6.4	(8.0)
Removal Costs	(20.0)	—	—	(7.3)	(9.7)	—	—	—
AFUDC	(30.6)	(4.5)	(14.1)	(4.6)	(2.7)	(2.3)	—	—
Parent Company Loss Benefit	—	(3.2)	(18.3)	—	(2.8)	—	—	—
Tax Adjustments (a)	(55.1)	—	—	4.5	—	8.9	—	—
Tax Reform Excess ADIT Reversal	(255.6)	(21.3)	—	(60.5)	(46.3)	(32.6)	(25.4)	(31.1)
Federal Return to Provision	(1.6)	—	—	(1.6)	(0.6)	(1.2)	0.7	—
Other	(12.1)	(0.2)	2.2	(0.1)	(0.8)	(1.1)	(0.3)	(6.1)
Income Tax Expense (Benefit)	$115.5	$43.1	$144.1	$22.1	$(10.6)	$34.4	$4.1	$(0.6)

Effective Income Tax Rate	4.4%	12.9%	19.6%	6.0%	(3.9)%	11.9%	2.8%	(0.3)

(a)2021 amount represents an out of period adjustment related to Deferred Income Taxes and Income Tax Expense (Benefit). Management concluded the misstatement and subsequent correction was not material to the 2021 or prior period financial statements.

Net Deferred Tax Liability

The following tables show elements of the net deferred tax liability and significant temporary differences for each Registrant:

Year Ended December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Deferred Tax Assets	$3,216.1	$173.6	$188.1	$473.0	$1,014.1	$271.4	$282.3	$441.5
Deferred Tax Liabilities	(12,631.8)	(1,401.4)	(1,335.8)	(2,484.9)	(2,184.0)	(1,424.1)	(1,113.5)	(1,620.8)
Net Deferred Tax Liabilities	$(9,415.7)	$(1,227.8)	$(1,147.7)	$(2,011.9)	$(1,169.9)	$(1,152.7)	$(831.2)	$(1,179.3)

Property Related Temporary Differences	$(7,779.7)	$(1,227.1)	$(1,134.6)	$(1,556.0)	$(298.1)	$(1,162.1)	$(817.2)	$(1,087.2)
Amounts Due to Customers for Future Income Taxes	900.1	109.3	119.0	143.4	103.2	104.5	88.6	142.5
Deferred State Income Taxes	(1,222.8)	(41.5)	(155.4)	(308.4)	(238.1)	(68.8)	(122.6)	(238.6)
Securitized Assets	(79.9)	(45.6)	—	(29.2)	—	(5.1)	—	—
Regulatory Assets	(768.9)	(57.6)	(7.6)	(257.4)	32.3	(83.5)	(83.8)	(143.4)
Accrued Nuclear Decommissioning	(776.5)	—	—	—	(776.5)	—	—	—
Net Operating Loss Carryforward	148.0	—	3.9	—	—	2.6	25.3	47.5
Tax Credit Carryforward	321.9	13.7	—	0.1	7.2	41.0	53.8	68.6
Operating Lease Liability	131.1	16.6	0.3	15.1	10.8	14.6	23.6	26.3
Investment in Partnership	(293.1)	—	—	(0.1)	—	(0.7)	—	(1.3)
All Other, Net	4.1	4.4	26.7	(19.4)	(10.7)	4.8	1.1	6.3
Net Deferred Tax Liabilities	$(9,415.7)	$(1,227.8)	$(1,147.7)	$(2,011.9)	$(1,169.9)	$(1,152.7)	$(831.2)	$(1,179.3)

Year Ended December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Deferred Tax Assets	$3,567.4	$177.0	$165.0	$510.3	$933.7	$218.8	$225.0	$374.9
Deferred Tax Liabilities	(12,464.3)	(1,321.2)	(1,221.5)	(2,502.5)	(2,090.7)	(1,319.9)	(1,013.6)	(1,464.6)
Net Deferred Tax Liabilities	$(8,896.9)	$(1,144.2)	$(1,056.5)	$(1,992.2)	$(1,157.0)	$(1,101.1)	$(788.6)	$(1,089.7)

Property Related Temporary Differences	$(7,788.1)	$(1,130.7)	$(1,081.5)	$(1,509.8)	$(398.0)	$(1,133.8)	$(763.3)	$(1,053.8)
Amounts Due to Customers for Future Income Taxes	962.7	111.0	118.5	163.0	114.3	112.6	96.0	146.2
Deferred State Income Taxes	(1,049.3)	(36.6)	(108.1)	(318.5)	(227.0)	(59.6)	(81.9)	(208.7)
Securitized Assets	(98.9)	(65.0)	—	(33.9)	—	—	—	—
Regulatory Assets	(865.2)	(48.9)	(1.1)	(301.2)	(29.5)	(57.6)	(140.2)	(114.1)
Accrued Nuclear Decommissioning	(632.7)	—	—	—	(632.7)	—	—	—
Net Operating Loss Carryforward	132.4	—	5.5	—	—	—	25.8	42.7
Tax Credit Carryforward	612.0	—	0.2	—	—	—	54.3	66.0
Operating Lease Liability	142.9	20.3	0.3	15.6	13.6	15.5	—	—
Investment in Partnership	(338.9)	—	—	—	—	—	—	—
Valuation Allowance	(28.2)	—	(0.1)	—	—	—	—	—
Deferred Revenues	7.1	—	—	—	—	—	—	—
Postretirement Benefits	2.5	—	—	—	—	—	—	—
All Other, Net	44.8	5.7	9.8	(7.4)	2.3	21.8	20.7	32.0
Net Deferred Tax Liabilities	$(8,896.9)	$(1,144.2)	$(1,056.5)	$(1,992.2)	$(1,157.0)	$(1,101.1)	$(788.6)	$(1,089.7)

Federal and State Income Tax Audit Status

The statute of limitations for the IRS to examine AEP and subsidiaries originally filed federal return has expired for tax years 2016 and earlier. AEP has agreed to extend the statute of limitations on the 2017-2019 tax returns to October 31, 2024, to allow time for our refund claim to be approved by the Congressional Joint Committee on Taxation. The statute of limitations for the 2020 return is set to naturally expire in October 2024 as well.

The current IRS audit and associated refund claim evolved from a net operating loss carryback to 2015 that originated in the 2017 return. AEP has received and agreed to immaterial IRS proposed adjustments on the 2017 tax return. The IRS exam is complete, and AEP is currently waiting on the IRS to submit the refund claim to the Congressional Joint Committee on Taxation for resolution and final approval.

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

Net Income Tax Operating Loss Carryforward

As of December 31, 2023, AEP, OPCo, PSO and SWEPCo have state net income tax operating loss carryforwards as indicated in the table below:

		State Net Income
		Tax Operating Loss	Years of
Company	State/Municipality	Carryforward	Expiration
		(in millions)
AEP	Arkansas	$259.3	2024	-	2033
AEP	Colorado	80.8	2041
AEP	Illinois	54.4	2039	-	2041
AEP	Kentucky	204.1	2030	-	2037
AEP	Louisiana	629.2	NA
AEP	Michigan	45.6	2030	-	2032
AEP	Ohio Municipal	1,954.8	2024	-	2028
AEP	Oklahoma	877.9	2037
AEP	Pennsylvania	47.8	2030	-	2043
AEP	Tennessee	47.7	2032	-	2038
OPCo	Ohio Municipal	152.3	2024	-	2028
PSO	Oklahoma	947.1	2037
SWEPCo	Arkansas	258.9	2024	-	2033
SWEPCo	Louisiana	619.1	NA
NA    Not applicable.

Tax Credit Carryforward

Federal and state net income tax operating losses sustained in 2017, 2019 and 2021 resulted in unused federal and state income tax credits.  As of December 31, 2023, the Registrants have federal tax credit carryforwards and AEP and PSO have state tax credit carryforwards as indicated in the table below.  If these credits are not utilized, federal general business tax credits will expire in the years 2036 through 2041 and state tax credits will remain available indefinitely.

	Total Federal	Total State
	Tax Credit	Tax Credit
Company	Carryforward	Carryforward
	(in millions)
AEP	$321.9	$40.0
AEP Texas	13.7	—
APCo	0.1	—
I&M	7.2	—
OPCo	41.0	—
PSO	53.8	40.0
SWEPCo	68.6	—

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

Valuation allowance activity for the years ended December 31, 2023, 2022 and 2021 were not material.

Uncertain Tax Positions

The amount and activity of unrecognized tax benefits was not material for the Registrants for the years ended December 31, 2023, 2022 and 2021. Management believes that there will be no significant net increase or decrease in unrecognized benefits within 12 months of the reporting date.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for AEP as of December 31, 2023, 2022 and 2021 were $13 million, $23 million, and $14 million, respectively.

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

In June 2023, the IRS issued temporary regulations related to the transfer of tax credits. In the third and fourth quarter of 2023, AEP, on behalf of PSO, SWEPCo and AEP Energy Supply, LLC, entered into transferability agreements with nonaffiliated parties to sell 2023 generated PTCs resulting in cash proceeds of approximately $102 million received in the fourth quarter of 2023 and an additional $76 million expected in early 2024. AEP expects to continue to explore the ability to efficiently monetize its tax credits through third party transferability agreements.

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

Year Ended December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$149.9	$34.0	$1.3	$18.5	$19.6	$17.3	$13.5	$17.5
Finance Lease Cost:
Amortization of Right-of-Use Assets	69.1	7.4	—	8.3	7.3	5.0	3.3	19.9
Interest on Lease Liabilities	11.9	1.4	—	1.8	2.5	0.9	0.7	1.4
Total Lease Rental Costs (a)	$230.9	$42.8	$1.3	$28.6	$29.4	$23.2	$17.5	$38.8

Year Ended December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$157.5	$18.4	$1.1	$17.9	$29.5	$16.9	$11.8	$15.3
Finance Lease Cost:
Amortization of Right-of-Use Assets	205.5	6.8	—	7.9	78.7	4.9	3.2	10.8
Interest on Lease Liabilities	13.4	1.3	—	2.0	3.1	0.8	0.6	2.1
Total Lease Rental Costs (a)	$376.4	$26.5	$1.1	$27.8	$111.3	$22.6	$15.6	$28.2

Year Ended December 31, 2021	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$275.3	$18.4	$1.7	$19.3	$90.2	$19.0	$8.7	$12.1
Finance Lease Cost:
Amortization of Right-of-Use Assets	74.7	6.7	—	7.7	12.9	4.9	3.2	11.0
Interest on Lease Liabilities	14.4	1.4	—	2.4	3.0	0.8	0.6	2.5
Total Lease Rental Costs (a)	$364.4	$26.5	$1.7	$29.4	$106.1	$24.7	$12.5	$25.6

(a)Excludes variable and short-term lease costs, which were immaterial.

Supplemental information related to leases are shown in the tables below:

December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
Weighted-Average Remaining Lease Term (years):
Operating Leases	12.58	3.99	2.76	6.01	4.53	5.36	23.85	22.50
Finance Leases	4.63	5.13	0.00	4.16	4.95	4.97	5.76	4.78
Weighted-Average Discount Rate:
Operating Leases	3.73%	4.23%	3.61%	3.50%	3.89%	3.93%	3.72%	3.53%
Finance Leases	6.19%	5.27%	—%	7.04%	8.62%	5.32%	5.14%	5.22%

December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
Weighted-Average Remaining Lease Term (years):
Operating Leases	12.69	4.33	2.05	5.29	5.79	5.98	23.90	23.55
Finance Leases	4.61	5.39	0.00	4.25	4.76	5.27	6.02	4.13
Weighted-Average Discount Rate:
Operating Leases	3.54%	4.15%	1.96%	3.61%	3.62%	3.73%	3.43%	3.41%
Finance Leases	5.76%	4.75%	—%	7.09%	8.99%	4.53%	4.63%	4.80%

Year Ended December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows Used for Operating Leases	$146.8	$33.6	$1.3	$18.3	$19.5	$17.0	$12.5	$16.5
Operating Cash Flows Used for Finance Leases	11.9	1.4	—	1.8	2.5	0.9	0.7	1.4
Financing Cash Flows Used for Finance Leases	68.3	7.4	—	8.3	7.4	5.0	3.3	19.1

Non-cash Acquisitions Under Operating Leases	$99.8	$12.4	$1.2	$15.7	$7.9	$10.2	$15.5	$14.3

Year Ended December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows Used for Operating Leases	$155.1	$18.3	$1.0	$17.9	$29.7	$17.5	$10.5	$13.7
Operating Cash Flows Used for Finance Leases	13.6	1.3	—	2.0	3.2	0.8	0.6	2.1
Financing Cash Flows Used for Finance Leases	309.5	6.8	—	7.9	130.7	4.9	3.2	10.8

Non-cash Acquisitions Under Operating Leases	$191.4	$36.7	$1.7	$23.1	$19.1	$8.4	$46.0	$53.6

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

December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Property, Plant and Equipment Under Finance Leases:
Generation	$120.1	$—	$—	$41.0	$28.2	$—	$0.6	$25.3
Other Property, Plant and Equipment	305.9	53.9	—	22.1	42.3	33.7	25.5	32.0
Total Property, Plant and Equipment	426.0	53.9	—	63.1	70.5	33.7	26.1	57.3
Accumulated Amortization	221.5	26.3	—	37.1	39.0	15.5	12.3	28.3
Net Property, Plant and Equipment Under Finance Leases	$204.5	$27.6	$—	$26.0	$31.5	$18.2	$13.8	$29.0

Obligations Under Finance Leases:
Noncurrent Liability	$139.9	$20.6	$—	$17.8	$20.8	$13.2	$10.7	$18.8
Liability Due Within One Year	65.7	7.0	—	8.2	10.7	5.0	3.1	11.3
Total Obligations Under Finance Leases	$205.6	$27.6	$—	$26.0	$31.5	$18.2	$13.8	$30.1

December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Property, Plant and Equipment Under Finance Leases:
Generation	$120.9	$—	$—	$41.1	$28.0	$—	$0.6	$25.9
Other Property, Plant and Equipment	321.4	53.7	—	20.1	40.6	32.7	25.2	58.3
Total Property, Plant and Equipment	442.3	53.7	—	61.2	68.6	32.7	25.8	84.2
Accumulated Amortization	229.6	23.6	—	31.9	34.8	13.8	10.8	54.6
Net Property, Plant and Equipment Under Finance Leases	$212.7	$30.1	$—	$29.3	$33.8	$18.9	$15.0	$29.6

Obligations Under Finance Leases:
Noncurrent Liability	$168.4	$23.1	$—	$21.6	$27.1	$14.2	$11.7	$31.3
Liability Due Within One Year	57.3	7.0	—	7.7	6.9	4.7	3.3	10.9
Total Obligations Under Finance Leases	$225.7	$30.1	$—	$29.3	$34.0	$18.9	$15.0	$42.2

December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Assets	$620.2	$77.6	$2.6	$73.7	$53.8	$69.9	$112.8	$126.3

Obligations Under Operating Leases:
Noncurrent Liability	$519.4	$50.9	$1.4	$59.8	$37.7	$56.7	$106.8	$122.5
Liability Due Within One Year	115.7	28.7	1.3	14.6	16.8	13.5	10.1	9.0
Total Obligations Under Operating Leases	$635.1	$79.6	$2.7	$74.4	$54.5	$70.2	$116.9	$131.5

December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Assets	$645.5	$94.7	$2.7	$73.6	$64.3	$73.8	$106.1	$123.4

Obligations Under Operating Leases:
Noncurrent Liability	$552.5	$67.8	$1.5	$59.1	$48.9	$60.3	$99.3	$120.2
Liability Due Within One Year	113.6	28.6	1.3	15.0	16.0	13.5	8.9	8.4
Total Obligations Under Operating Leases	$666.1	$96.4	$2.8	$74.1	$64.9	$73.8	$108.2	$128.6

Future minimum lease payments consisted of the following as of December 31, 2023:

Finance Leases	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2024	$76.8	$8.3	$—	$9.9	$12.8	$5.8	$3.7	$12.6
2025	48.6	6.6	—	8.5	7.2	4.3	2.9	4.6
2026	33.0	5.1	—	3.5	4.5	3.1	2.5	3.9
2027	26.2	4.0	—	2.3	4.0	2.5	2.0	3.5
2028	19.2	2.8	—	1.9	3.3	2.0	1.7	3.0
After 2028	35.4	5.1	—	3.4	7.3	3.2	3.3	7.2
Total Future Minimum Lease Payments	239.2	31.9	—	29.5	39.1	20.9	16.1	34.8
Less: Imputed Interest	33.6	4.3	—	3.5	7.6	2.7	2.3	4.7
Estimated Present Value of Future Minimum Lease Payments	$205.6	$27.6	$—	$26.0	$31.5	$18.2	$13.8	$30.1

Operating Leases	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2024	$141.6	$32.1	$1.4	$17.8	$18.9	$16.9	$12.2	$16.2
2025	103.3	15.7	0.7	14.8	10.6	15.3	11.1	15.0
2026	92.0	13.3	0.4	13.3	9.7	14.1	10.3	12.9
2027	82.6	10.7	0.2	12.1	8.9	12.8	9.3	11.5
2028	67.4	7.8	0.1	10.0	7.0	10.6	7.9	9.5
After 2028	327.6	8.1	—	16.8	4.8	9.1	129.1	135.6
Total Future Minimum Lease Payments	814.5	87.7	2.8	84.8	59.9	78.8	179.9	200.7
Less: Imputed Interest	179.4	8.1	0.1	10.4	5.4	8.6	63.0	69.2
Estimated Present Value of Future Minimum Lease Payments	$635.1	$79.6	$2.7	$74.4	$54.5	$70.2	$116.9	$131.5

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of December 31, 2023, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$45.3
AEP Texas	10.9
APCo	5.8
I&M	4.1
OPCo	7.2
PSO	4.7
SWEPCo	5.4

Lessor Activity

The Registrants’ lessor activity was immaterial as of and for the twelve months ended December 31, 2023 and December 31, 2022, respectively.

14.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

The following table is a reconciliation of common stock share activity:

Shares of AEP Common Stock	Issued	Held in Treasury
Balance, December 31, 2020	516,808,354	20,204,160
Issued	7,607,821	—
Balance, December 31, 2021	524,416,175	20,204,160
Issued	683,146	—
Treasury Stock Reissued	—	(8,970,920)	(a)
Balance, December 31, 2022	525,099,321	11,233,240
Issued	2,269,836	—
Treasury Stock Reissued	—	(10,048,668)	(a)
Balance, December 31, 2023	527,369,157	1,184,572

(a)Reissued Treasury Stock used to fulfill share commitments related to AEP’s Equity Units. See “Equity Units” section below for additional information.

ATM Program

In 2023, AEP filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which AEP may sell, from time to time, up to an aggregate of $1.7 billion of its common stock through an ATM offering program, including an equity forward sales component. The compensation paid to the selling agents by AEP may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the year ended December 31, 2023.

Long-term Debt

The following table details long-term debt outstanding:

		Weighted-Average	Interest Rate Ranges as of		Outstanding as of
		Interest Rate as of	December 31,		December 31,
Company	Maturity	December 31, 2023	2023	2022	2023	2022
AEP					(in millions)
Senior Unsecured Notes	2024-2053	4.23%	1.00%-8.13%	0.75%-8.13%	$33,779.4	$30,174.8
Pollution Control Bonds (a)	2024-2036 (b)	2.98%	0.63%-4.90%	0.63%-4.55%	1,771.6	1,770.2
Notes Payable – Nonaffiliated (c)	2024-2028	4.67%	0.93%-6.59%	0.93%-6.37%	193.3	269.7
Securitization Bonds	2024-2029 (d)	2.97%	2.06%-3.77%	2.01%-3.77%	368.9	487.8
Spent Nuclear Fuel Obligation (e)					300.4	285.6
Junior Subordinated Notes (f)	2024-2027	3.90%	2.03%-5.70%	1.30%-3.88%	2,388.1	2,381.3
Other Long-term Debt	2024-2059	6.58%	3.00%-13.72%	1.15%-13.72%	1,341.5	1,431.6
Total Long-term Debt Outstanding					$40,143.2	$36,801.0

AEP Texas
Senior Unsecured Notes	2025-2052	4.20%	2.10%-6.76%	2.10%-6.76%	$5,027.2	$4,702.7
Pollution Control Bonds	2029-2030 (b)	3.88%	2.60%-4.55%	0.90%-4.55%	440.3	440.2
Securitization Bonds	2024-2029 (d)	2.43%	2.06%-2.84%	2.06%-2.84%	221.8	314.4
Other Long-term Debt	2025-2059	6.70%	4.50%-6.71%	4.50%-5.67%	200.5	200.5
Total Long-term Debt Outstanding					$5,889.8	$5,657.8

AEPTCo
Senior Unsecured Notes	2024-2053	4.02%	2.75%-5.52%	2.75%-5.52%	$5,414.4	$4,782.8
Total Long-term Debt Outstanding					$5,414.4	$4,782.8

APCo
Senior Unsecured Notes	2025-2050	4.68%	2.70%-7.00%	2.70%-7.00%	$4,584.9	$4,581.4
Pollution Control Bonds (a)	2024-2036 (b)	2.89%	0.63%-4.90%	0.63%-3.80%	430.0	429.4
Securitization Bonds	2028 (d)	3.77%	3.77%	2.01%-3.77%	147.0	173.3
Other Long-term Debt	2024-2026	6.53%	6.46%-13.72%	4.84%-13.72%	426.4	226.4
Total Long-term Debt Outstanding					$5,588.3	$5,410.5

I&M
Senior Unsecured Notes	2028-2053	4.52%	3.25%-6.05%	3.20%-6.05%	$2,843.6	$2,597.3
Pollution Control Bonds (a)	2025 (b)	2.49%	0.75%-3.05%	0.75%-3.05%	189.4	189.0
Notes Payable – Nonaffiliated (c)	2024-2028	5.08%	0.93%-6.59%	0.93%-5.93%	163.3	183.8
Spent Nuclear Fuel Obligation (e)					300.4	285.6
Other Long-term Debt	2025	6.00%	6.00%	6.00%	2.7	5.1
Total Long-term Debt Outstanding					$3,499.4	$3,260.8

OPCo
Senior Unsecured Notes	2030-2051	4.00%	1.63%-6.60%	1.63%-6.60%	$3,366.8	$2,969.7
Other Long-term Debt		—%	—%	1.15%	—	0.6
Total Long-term Debt Outstanding					$3,366.8	$2,970.3

PSO
Senior Unsecured Notes	2025-2051	4.05%	2.20%-6.63%	2.20%-6.63%	$2,257.8	$1,785.6
Other Long-term Debt	2025-2027	6.65%	3.00%-6.71%	3.00%-5.75%	126.8	127.2
Total Long-term Debt Outstanding					$2,384.6	$1,912.8

SWEPCo
Senior Unsecured Notes	2026-2051	3.73%	1.65%-6.20%	1.65%-6.20%	$3,646.9	$3,297.6
Notes Payable – Nonaffiliated (c)		—%	—%	4.58%-6.37%	—	55.9
Other Long-term Debt		—%	—%	4.68%	—	38.1
Total Long-term Debt Outstanding					$3,646.9	$3,391.6

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
(f)See “Equity Units” section below for additional information.

As of December 31, 2023, outstanding long-term debt was payable as follows:

	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2024	$2,490.5	$96.0	$95.0	$538.8	$83.7	$—	$0.6	$—
2025	3,308.5	524.5	90.0	673.3	241.2	—	250.6	—
2026	1,780.5	75.0	425.0	30.9	26.3	—	50.6	900.0
2027	2,215.9	25.6	—	355.6	4.1	—	0.3	—
2028	2,326.6	526.2	60.0	31.8	350.8	—	—	575.0
After 2028	28,349.7	4,690.2	4,806.0	4,000.0	2,825.4	3,400.0	2,100.0	2,200.0
Principal Amount	40,471.7	5,937.5	5,476.0	5,630.4	3,531.5	3,400.0	2,402.1	3,675.0
Unamortized Discount, Net and Debt Issuance Costs	(328.5)	(47.7)	(61.6)	(42.1)	(32.1)	(33.2)	(17.5)	(28.1)
Total Long-term Debt Outstanding	$40,143.2	$5,889.8	$5,414.4	$5,588.3	$3,499.4	$3,366.8	$2,384.6	$3,646.9

Long-term Debt Subsequent Events

In January and February 2024, I&M retired $8 million and $8 million, respectively, of Notes Payable related to DCC Fuel.

In January and February 2024, Transource Energy issued $16 million and $2 million, respectively, of variable rate Other Long-term Debt due in 2025.

In February 2024, AEP Texas retired $12 million of Securitization Bonds.

In February 2024, APCo retired $13 million of Securitization Bonds.

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

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 1.3% of consolidated tangible net assets as of December 31, 2023. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreement.

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

The most restrictive dividend limitation for certain AEP subsidiaries is through the Federal Power Act restriction, while for other AEP subsidiaries the most restrictive dividend limitation is through the credit agreements. As of December 31, 2023, the maximum amount of restricted net assets of AEP’s subsidiaries that may not be distributed to the Parent in the form of a loan, advance or dividend was $16.6 billion.

The Federal Power Act restriction limits the ability of the AEP subsidiaries owning hydroelectric generation to pay dividends out of retained earnings. Additionally, the credit agreement covenant restrictions can limit the ability of the AEP subsidiaries to pay dividends out of retained earnings. As of December 31, 2023, the amount of any such restrictions were as follows:

	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Restricted Retained Earnings	$3,003.4	(a)	$737.1	$—	$721.5	$702.6	$—	$1.3	$337.3

(a)    Includes the restrictions of consolidated and non-consolidated subsidiaries.

Parent Restrictions (Applies to AEP)

The holders of AEP’s common stock are entitled to receive the dividends declared by the Board of Directors provided funds are legally available for such dividends.  Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries.

Pursuant to the leverage restrictions in credit agreements, AEP must maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in the credit agreements.  As of December 31, 2023, AEP had $7.6 billion of available retained earnings to pay dividends to common shareholders. AEP paid $1.8 billion, $1.6 billion and $1.5 billion of dividends to common shareholders for the years ended December 31, 2023, 2022 and 2021, respectively.

Lines of Credit and Short-term Debt (Applies to AEP)

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  As of December 31, 2023, AEP had $5 billion in revolving credit facilities to support its commercial paper program.  Securitized Debt for Receivables, for the year ended 2023, had a weighted-average interest rate of 5.33% and a maximum amount outstanding of $900 million. The commercial paper program, for the year ended 2023, had a weighted-average interest rate of 5.38% and a maximum amount outstanding of $3.2 billion. AEP’s outstanding short-term debt was as follows:

		December 31,
		2023		2022
Company	Type of Debt	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
		(in millions)		(in millions)
AEP	Securitized Debt for Receivables (b)	$888.0	5.65%	$750.0	4.67%
AEP	Commercial Paper	1,937.9	5.69%	2,862.2	4.80%
AEP	Term Loan	—	—%	125.0	5.17%
AEP	Term Loan	—	—%	150.0	5.17%
AEP	Term Loan	—	—%	100.0	5.23%
AEP	Term Loan	—	—%	125.0	4.87%
SWEPCo	Notes Payable	4.3	7.71%	—	—%
	Total Short-term Debt	$2,830.2		$4,112.2

(a)    Weighted-average rate as of December 31, 2023 and 2022, respectively.
(b)    Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.

Corporate Borrowing Program (Applies to Registrant Subsidiaries)

AEP subsidiaries use a corporate borrowing program to meet the short-term borrowing needs of AEP’s subsidiaries.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP.  The AEP Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of December 31, 2023 and 2022 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets.  The Utility Money Pool participants’ money pool activity and corresponding authorized borrowing limits are described in the following tables:

Year Ended December 31, 2023:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	December 31, 2023	Limit
	(in millions)
AEP Texas	$477.5	$42.0	$216.8	$12.9	$(103.7)	$600.0
AEPTCo	471.3	309.4	135.6	70.5	(62.8)	820.0	(a)
APCo	388.6	19.8	283.5	19.0	(320.7)	750.0
I&M	475.3	112.2	84.0	44.2	(63.3)	500.0
OPCo	485.7	64.7	183.0	40.2	(110.5)	500.0
PSO	375.0	121.5	92.5	49.6	(54.4)	750.0
SWEPCo	401.6	25.8	150.7	16.5	(88.7)	750.0

Year Ended December 31, 2022:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	December 31, 2022	Limit
	(in millions)
AEP Texas	$348.8	$652.3	$173.3	$247.8	$(96.5)	$500.0
AEPTCo	480.2	137.0	189.4	28.9	(195.5)	820.0	(a)
APCo	438.4	214.2	181.7	45.4	(162.4)	500.0
I&M	318.6	23.0	105.2	22.3	(226.9)	500.0
OPCo	262.5	246.1	101.3	86.9	(172.9)	500.0
PSO	364.2	432.5	224.5	402.8	(364.2)	400.0
SWEPCo	358.4	156.6	219.3	109.7	(310.7)	400.0

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above tables does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of December 31, 2023 and 2022 are included in Advances to Affiliates on each subsidiaries’ balance sheets. The Nonutility Money Pool participants’ money pool activity is described in the following tables:

Year Ended December 31, 2023:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	December 31, 2023
	(in millions)
AEP Texas	$7.1	$6.9	$7.1
SWEPCo	2.8	2.4	2.2

Year Ended December 31, 2022:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	December 31, 2022
	(in millions)
AEP Texas	$7.0	$6.8	$6.9
SWEPCo	2.1	2.1	2.1

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to and borrowings from AEP as of December 31, 2023 and 2022 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct financing activities with AEP and corresponding authorized borrowing limits are described in the following tables:

Year Ended December 31, 2023:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	December 31, 2023	December 31, 2023	Borrowing Limit
(in millions)
$44.4	$158.1	$3.9	$64.2	$44.4	$—	$50.0	(a)

Year Ended December 31, 2022:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	December 31, 2022	December 31, 2022	Borrowing Limit
(in millions)
$52.4	$141.8	$6.7	$57.5	$29.4	$—	$50.0	(a)

(a)    Amount represents the authorized short-term borrowing limit from FERC or state regulatory agencies not otherwise included in the utility money pool above.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Years Ended December 31,
	2023	2022	2021
Maximum Interest Rate	5.81%	5.28%	0.48%
Minimum Interest Rate	4.66%	0.10%	0.02%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized in the following table:

	Average Interest Rate for Funds Borrowed from the Utility Money Pool for the Years Ended December 31,			Average Interest Rate for Funds Loaned to the Utility Money Pool for the Years Ended December 31,
Company	2023	2022	2021	2023	2022	2021
AEP Texas	5.46%	1.08%	0.33%	5.71%	1.99%	0.26%
AEPTCo	5.41%	1.81%	0.32%	5.56%	2.47%	0.10%
APCo	5.54%	2.34%	0.41%	5.54%	2.39%	0.25%
I&M	5.14%	2.57%	0.33%	5.57%	2.20%	0.23%
OPCo	5.43%	3.51%	0.27%	5.60%	1.22%	0.14%
PSO	5.51%	2.65%	0.34%	5.35%	0.75%	0.07%
SWEPCo	5.34%	2.80%	0.26%	5.72%	0.55%	0.18%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

		Maximum Interest Rate	Minimum Interest Rate	Average Interest Rate
Year Ended		for Funds Loaned to	for Funds Loaned to	for Funds Loaned to
December 31,	Company	the Nonutility Money Pool	the Nonutility Money Pool	the Nonutility Money Pool
2023	AEP Texas	5.81%	4.66%	5.54%
2023	SWEPCo	5.81%	4.66%	5.56%

2022	AEP Texas	5.28%	0.46%	2.23%
2022	SWEPCo	5.28%	0.46%	2.23%

2021	AEP Texas	0.58%	0.21%	0.37%
2021	SWEPCo	0.58%	0.21%	0.37%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Year Ended	Borrowed from	Borrowed from	Loaned to	Loaned to	Borrowed from	Loaned to
December 31,	AEP	AEP	AEP	AEP	AEP	AEP
2023	5.81%	4.53%	5.81%	4.53%	5.56%	5.51%
2022	5.28%	0.46%	5.28%	0.46%	2.08%	2.07%
2021	0.86%	0.25%	0.86%	0.25%	0.38%	0.35%

Interest expense related to short-term borrowing activities with the Utility Money Pool, Nonutility Money Pool and direct borrowing financing relationship are included in Interest Expense on each of the Registrant Subsidiaries’ statements of income. The Registrant Subsidiaries incurred interest expense for all short-term borrowing activities as follows:

	Years Ended December 31,
Company	2023	2022	2021
	(in millions)
AEP Texas	$10.8	$0.9	$0.3
AEPTCo	7.6	3.5	0.6
APCo	16.8	5.6	0.1
I&M	3.2	2.9	0.2
OPCo	9.7	2.3	0.1
PSO	2.3	5.5	0.3
SWEPCo	7.9	4.9	0.3

Interest income related to short-term lending activities with the Utility Money Pool, Nonutility Money Pool and direct borrowing financing relationship are included in Interest Income, unless shown as Other Income due to materiality, on each of the Registrant Subsidiaries’ statements of income. The Registrant Subsidiaries earned interest income for all short-term lending activities as follows:

	Years Ended December 31,
Company	2023	2022	2021
	(in millions)
AEP Texas	$0.1	$2.6	$0.1
AEPTCo	7.0	1.6	0.4
APCo	1.1	2.8	0.3
I&M	2.4	0.5	0.2
OPCo	0.1	0.4	0.1
PSO	1.5	0.3	—
SWEPCo	0.2	0.2	0.1
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

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables. The agreement was amended in August 2023 to increase the commitment from $750 million and expires in September 2025. As of December 31, 2023, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Accounts receivable information for AEP Credit was as follows:

	Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	5.33%	1.84%	0.19%
Net Uncollectible Accounts Receivable Written Off	$30.7	$29.5	$26.5

	December 31,
	2023	2022
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,207.4	$1,167.7
Short-term – Securitized Debt of Receivables	888.0	750.0
Delinquent Securitized Accounts Receivable	52.2	44.2
Bad Debt Reserves Related to Securitization	42.0	39.7
Unbilled Receivables Related to Securitization	409.8	360.9

AEP Credit’s delinquent customer accounts receivable represent accounts greater than 30 days past due.

Securitized Accounts Receivables – AEP Credit (Applies to Registrant Subsidiaries, except AEP Texas and AEPTCo)

Under this sale of receivables arrangement, the Registrant Subsidiaries sell, without recourse, certain of their customer accounts receivable and accrued unbilled revenue balances to AEP Credit and are charged a fee based on AEP Credit’s financing costs, administrative costs and uncollectible accounts experience for each Registrant Subsidiary’s receivables. APCo does not have regulatory authority to sell its West Virginia accounts receivable.  KPCo ceased selling accounts receivable to AEP Credit in the first quarter of 2022, based on the expected sale to Liberty. As a result, in the first quarter of 2022, KPCo recorded an allowance for uncollectible accounts on its balance sheet for those receivables no longer sold to AEP Credit. In the third quarter of 2023, KPCo resumed selling accounts receivable to AEP Credit, due to the termination of the sale to Liberty, and the balance in KPCo’s allowance for uncollectible accounts was reversed. The costs of customer accounts receivable sold are reported in Other Operation expense on the Registrant Subsidiaries’ statements of income. The Registrant Subsidiaries manage and service their customer accounts receivable, which are sold to AEP Credit. AEP Credit securitizes the eligible receivables for the operating companies and retains the remainder.

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement were:

	December 31,
Company	2023	2022
	(in millions)
APCo	$184.6	$194.4
I&M	156.4	166.9
OPCo	541.7	478.6
PSO	134.6	155.5
SWEPCo	168.3	194.0

The fees paid to AEP Credit for customer accounts receivable sold were:

	Years Ended December 31,
Company	2023	2022	2021 (a)
	(in millions)
APCo	$16.9	$9.4	$4.9
I&M	16.3	9.7	7.0
OPCo	29.5	29.8	8.3
PSO	15.3	7.4	3.4
SWEPCo	18.5	9.4	5.4
(a)In 2021, due to the successful collection of accounts receivable balances during the COVID-19 pandemic, the allowance for doubtful accounts was reduced, resulting in the issuance of credits to offset the higher fees previously paid and to lower subsequent fees paid.

The proceeds on the sale of receivables to AEP Credit were:

	Years Ended December 31,
Company	2023	2022	2021
	(in millions)
APCo	$1,819.8	$1,552.9	$1,324.1
I&M	2,054.8	2,045.6	1,927.0
OPCo	3,339.3	3,101.3	2,458.5
PSO	1,944.5	1,809.5	1,406.4
SWEPCo	1,866.4	1,858.4	1,636.1

15.  STOCK-BASED COMPENSATION

The disclosures in this note apply to AEP only. The impact of AEP’s share-based compensation plans is insignificant to the financial statements of the Registrant Subsidiaries.

Awards under the American Electric Power System 2015 Long-Term Incentive Plan (2015 LTIP), which replaced prior long-term incentive plans effective April 2015, may be granted to employees and directors. The 2015 LTIP was subsequently amended in September 2016. The 2015 LTIP provides for a maximum of 10 million AEP common shares to be available for grant to eligible employees and directors. As of December 31, 2023, 3,698,144 shares remained available for issuance under the 2015 LTIP. No new awards may be granted under the Prior Plan. Awards granted under the 2015 LTIP awards may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. Shares issued pursuant to a stock option or a stock appreciation right reduce the shares remaining available for grants under the 2015 LTIP by 0.286 of a share. Each share issued for any other award that settles in AEP stock reduces the shares remaining available for grants under the 2015 LTIP by one share. Cash settled awards do not reduce the number of shares remaining available under the 2015 LTIP. The following sections provide further information regarding each type of stock-based compensation award granted under these plans.

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

Certain employees must satisfy a minimum stock ownership requirement. If those employees have not met their stock ownership requirement, a portion or all of their performance shares are mandatorily deferred upon vesting into AEP career shares to the extent needed to meet their stock ownership requirement.  AEP career shares are a form of non-qualified deferred compensation that has a value equivalent to a share of AEP common stock.  AEP career shares are settled in AEP common stock after the participant’s termination of employment.

AEP career shares are recorded in Paid-in Capital on the balance sheets. Amounts equivalent to cash dividends on both performance shares and AEP career shares accrue as additional shares.  Management records compensation cost for performance shares over an approximately three-year vesting period. Performance shares are recorded as mezzanine equity on the balance sheets until the vesting date and compensation cost is calculated at fair value based on the performance metrics for each grant. Performance shares granted in 2023, 2022 and 2021 have three performance metrics: (a) three-year cumulative operating earnings per-share with a 50% weight, (b) relative total shareholder return with a 40% weight and (c) renewable generation additions (2023 grants) or non-emitting generation capacity as a percentage of total owned and purchased capacity (2022 and 2021 grants) with a 10% weight. The three-year cumulative operating earnings per-share and renewable generation additions or non-emitting generating capacity metrics are adjusted quarterly for changes in performance relative to the metric approved by the HR Committee. The total shareholder return metric is measured relative to a peer group of similar companies and is based on a third-party Monte Carlo valuation. The value related to this metric does not change over the three-year vesting period.

The HR Committee awarded performance shares and reinvested dividends on outstanding performance shares and AEP career shares as follows:

	Years Ended December 31,
Performance Shares	2023	2022	2021
Awarded Shares (in thousands)	486.7	530.3	565.0
Weighted-Average Share Fair Value at Grant Date	$98.63	$97.61	$81.02
Vesting Period (in years)	3	3	3

Performance Shares and AEP Career Shares (Reinvested Dividends Portion)	Years Ended December 31,
	2023	2022	2021
Awarded Shares (in thousands)	81.3	63.3	74.5
Weighted-Average Fair Value at Grant Date	$82.02	$98.73	$84.48
Vesting Period (in years)	(a)	(a)	(a)

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

The certified performance scores and shares earned for the three-year periods were as follows:

	Years Ended December 31,
Performance Shares	2023	2022	2021
Certified Performance Score	106.1%	131.1%	102.9%
Performance Shares Earned	540,863	512,660	537,166
Performance Shares Mandatorily Deferred as AEP Career Shares	70,377	28,282	14,613
Performance Shares Voluntarily Deferred into the Incentive Compensation Deferral Program	22,716	23,609	22,915
Performance Shares to be Settled (a)	447,770	460,769	499,638

(a)Performance shares settled in AEP common stock in the quarter following the end of the year shown.

The settlements were as follows:

	Years Ended December 31,
Performance Shares and AEP Career Shares	2023	2022	2021
	(in millions)
AEP Common Stock Settlements for Performance Shares	$41.8	$43.2	$54.7
AEP Common Stock Settlements for Career Share Distributions	8.3	5.1	4.0

A summary of the status of AEP’s nonvested Performance Shares as of December 31, 2023 and changes during the year ended December 31, 2023 were as follows:

Nonvested Performance Shares	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of January 1, 2023	1,012.2	$90.27
Awarded	486.7	98.63
Dividends	59.8	82.02
Vested (a)	(514.6)	82.33
Forfeited	(154.2)	86.73
Nonvested as of December 31, 2023	889.9	99.49

(a)The vested Performance Shares will be converted to 448 thousand shares based on the closing share price on the day before settlement.

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

	Years Ended December 31,
Assumptions	2023	2022	2021
Valuation Period (in years) (a)	2.87	2.86	2.88
Expected Volatility Minimum	21.23%	25.92%	25.87%
Expected Volatility Maximum	39.00%	40.82%	39.90%
Expected Volatility Average	25.35%	31.09%	31.01%
Dividend Rate (b)	—%	—%	—%
Risk Free Rate	4.32%	1.64%	0.19%

(a)Period from award date to vesting date.
(b)Equivalent to reinvesting dividends.

Restricted Stock Units

The HR Committee grants restricted stock units (RSUs), which generally vest, subject to the participant’s continued AEP employment, over at least three years in approximately equal annual increments.  The RSUs accrue dividends as additional RSUs. The additional RSUs granted as dividends vest on the same date, subject to the participant’s continued AEP employment, as the underlying RSUs. RSUs are converted into shares of AEP common stock upon vesting. Executive officers are those officers who are subject to the disclosure requirements set forth in Section 16 of the Securities Exchange Act of 1934. The RSU compensation cost is measured at fair value on the grant date and recorded over the vesting period.  Fair value is determined by multiplying the number of RSUs granted by the grant date market closing price.  The maximum contractual term of outstanding RSUs is approximately 40 months from the grant date.

The HR Committee awarded RSUs, including additional units awarded as dividends, as follows:

	Years Ended December 31,
Restricted Stock Units	2023	2022	2021
Awarded Units (in thousands)	268.4	290.4	280.0
Weighted-Average Grant Date Fair Value	$88.52	$90.48	$80.39

The total fair value and total intrinsic value of restricted stock units vested were as follows:

	Years Ended December 31,
Restricted Stock Units	2023	2022	2021
	(in millions)
Fair Value of Restricted Stock Units Vested	$18.8	$17.8	$20.5
Intrinsic Value of Restricted Stock Units Vested (a)	19.0	20.3	22.0

(a)Intrinsic value is calculated as market price at the vesting date.

A summary of the status of AEP’s nonvested RSUs as of December 31, 2023 and changes during the year ended December 31, 2023 were as follows:

Nonvested Restricted Stock Units	Shares/Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of January 1, 2023	459.6	$88.05
Awarded	268.4	88.52
Vested	(212.4)	88.47
Forfeited	(84.5)	86.84
Nonvested as of December 31, 2023	431.1	88.57

The total aggregate intrinsic value of nonvested RSUs as of December 31, 2023 was $33 million and the weighted-average remaining contractual life was 1.5 years.

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

AEP common stock and cash settlements for stock unit distributions were immaterial for the years ended December 31, 2023, 2022 and 2021.

The Board of Directors awarded stock units, including units awarded for dividends, as follows:

	Years Ended December 31,
Stock Unit Accumulation Plan for Non-Employee Directors	2023	2022	2021
Awarded Units (in thousands)	19.8	14.5	12.6
Weighted-Average Grant Date Fair Value	$82.14	$95.16	$84.54

Share-based Compensation Plans

For share-based payment arrangements the compensation cost, the actual tax benefit from the tax deductions for compensation cost recognized in income and the total compensation cost capitalized were as follows:

	Years Ended December 31,
Share-based Compensation Plans	2023	2022	2021
	(in millions)
Compensation Cost for Share-based Payment Arrangements (a)	$50.9	$63.3	$61.1
Actual Tax Benefit	6.4	8.0	8.7
Total Compensation Cost Capitalized	15.3	16.0	16.9

(a)Compensation cost for share-based payment arrangements is included in Other Operation and Maintenance expenses on the statements of income.

As of December 31, 2023, there was $66 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2015 LTIP. Unrecognized compensation cost related to unvested share-based arrangements will change as the fair value of performance shares is adjusted each period and as forfeitures for all award types are realized.  AEP’s unrecognized compensation cost will be recognized over a weighted-average period of 1.4 years.

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

For other related party transactions, also see “Income Taxes and Investment and Production Tax Credits” section of Note 1 in addition to “Corporate Borrowing Program” and “Securitized Accounts Receivables – AEP Credit” sections of Note 14.

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

Joint License Agreement (Applies to all Registrant Subsidiaries except AEP Texas and SWEPCo)

AEPTCo entered into a 50-year joint license agreement with APCo, I&M, KPCo, OPCo and PSO, respectively, allowing either party to occupy the granting party’s facilities or real property. In addition, AEPTCo entered into a 5-year joint license agreement with APCo and WPCo. After the expiration of these agreements, the term shall automatically renew for successive one-year terms unless either party provides notice. The joint license billing provides compensation to the granting party for the cost of carrying assets, including depreciation expense, property taxes, interest expense, return on equity and income taxes. AEPTCo recorded the costs related to these agreements in Other Operation expense on the statements of income. APCo, I&M, KPCo, OPCo, PSO and WPCo recorded income related to these agreements in Sales to AEP Affiliates on the statements of income. The impact of the joint license agreement for the years ended December 31, 2023, 2022 and 2021 was not material.

Unit Power Agreements (Applies to I&M)

A UPA between AEGCo and I&M (the I&M Power Agreement) provides for the sale by AEGCo to I&M of all the power (and the energy associated therewith) available to AEGCo at the Rockport Plant unless it is sold to another utility. I&M is obligated, whether or not power is available from AEGCo, to pay as a demand charge for the right to receive such power (and as an energy charge for any associated energy taken by I&M) net of amounts received by AEGCo from any other sources, sufficient to enable AEGCo to pay all of its operating and other expenses, including a rate of return on the common equity of AEGCo as approved by the FERC. The UPA will continue in effect until the debt obligations of AEGCo secured by the Rockport Plant have been satisfied and discharged (currently expected to be December 2028). I&M’s direct purchases from AEGCo were $181 million, $242 million and $218 million for the years ended December 31, 2023, 2022 and 2021, respectively. These direct purchases are presented as Purchased Electricity from AEP Affiliates on I&M’s statements of income.

Ohio Auctions (Applies to OPCo)

In connection with OPCo’s June 2012 - May 2015 ESP, the PUCO ordered OPCo to conduct energy and capacity auctions for its entire SSO load for delivery beginning in June 2015. AEP Energy and AEPEP participate in the auction process and have been awarded tranches of OPCo’s SSO load. OPCo’s auction purchases were $87 million, $10 million and $52 million for the years ended December 31, 2023, 2022 and 2021, respectively. These direct purchases are presented as Purchased Electricity from AEP Affiliates on OPCo’s statements of income.

Sales and Purchases of Property

Certain AEP subsidiaries had affiliated sales and purchases of electric property individually amounting to $100 thousand or more, sales and purchases of meters and transformers, and sales and purchases of transmission property.  There were no gains or losses recorded on the transactions and the net book value of all sales and purchases for the years ended December 31, 2023, 2022 and 2021 were not material. These sales and purchases are recorded in Property, Plant and Equipment on the balance sheets.

Charitable Contributions to AEP Foundation

The American Electric Power Foundation is funded by American Electric Power and its utility operating units. The Foundation provides a permanent, ongoing resource for charitable initiatives and multi-year commitments in the communities served by AEP and initiatives outside of AEP’s 11-state service area. Charitable contributions to the AEP Foundation were not made in 2023 or 2021. Charitable contributions were recorded in Other Operation expenses on the statements of income as follows for the year ended December 31, 2022:

	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Contributions to AEP Foundation	$75.0	$9.9	$11.1	$12.5	$11.0	$8.1	$5.8	$8.8

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

	Years Ended December 31,
Company	2023	2022	2021
	(in millions)
AEGCo	$9.3	$11.3	$7.6
APCo	39.2	36.1	40.1
KPCo	—	2.0	3.1
WPCo	10.6	4.7	3.2

AEP Wind Holdings LLC PPAs (Applies to I&M, OPCo and SWEPCo)

Prior to acquisition, Fowler Ridge 2 had PPAs with I&M and OPCo and Flat Ridge 2 had a PPA with SWEPCo for a portion of their energy production. The following table shows the amounts of purchased electricity by I&M, PSO and SWEPCo:

	Years Ended December 31,
Company	2023	2022	2021
	(in millions)
I&M	$8.0	$11.8	$9.9
OPCo	16.1	23.6	19.6
SWEPCo	—	13.7	14.5

See Note 7 - Acquisitions, Dispositions and Impairments for additional information related to the disposal of the 50% interests in Fowler Ridge 2 which was included in the August 2023 sale of the Competitive Contracted Renewables Portfolio and Flat Ridge 2 which was sold in November 2022.

Transmission Service Charges

The AEP East Companies are parties to the TA, which defines how transmission costs through the PJM OATT are allocated among the AEP East Companies on a 12-month average coincident peak basis. Additional costs for transmission services provided by AEPTCo and other transmission affiliates are billed to AEP East Companies through the PJM OATT. PSO, SWEPCo and AEPSC are parties to the TCA in connection with the operation of the transmission assets of PSO and

SWEPCo.  Under the TCA, AEPSC is responsible for monitoring the reliability of their transmission systems and administering the OATT.  Additional costs for transmission services provided by AEPTCo and other transmission affiliates are billed to PSO and SWEPCo through the SPP OATT. Pursuant to an order from the PUCT, ETT bills AEP Texas for its ERCOT wholesale transmission services.

The charges discussed above are recorded in Other Operation expenses on the statements of income. AEPTCo recorded affiliated transmission revenues in Sales to AEP Affiliates on the statements of income. Refer to the Affiliated Revenues section below for amounts related to these transactions.

The following table shows the net transmission service charges recorded by the Registrant Subsidiaries:

	Years Ended December 31,
Company	2023	2022	2021
	(in millions)
AEP Texas	$28.7	$28.5	$28.0
APCo	365.1	345.1	302.0
I&M	226.2	220.8	186.7
OPCo	665.3	608.2	508.9
PSO	100.1	110.8	94.7
SWEPCo	49.2	62.1	56.2

Affiliated Revenues

The tables below represent revenues from affiliates, net of respective provisions for refund, by type of revenue for the Registrant Subsidiaries. Related party revenues are shown in Sales to AEP Affiliates, Provision for Refund - Affiliated and Other Revenues - Affiliated, respectively, on the Registrant Subsidiaries’ statements of income.

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2023
Direct Sales to East Affiliates	$—	$—	$158.7	$—	$—	$—	$—
Transmission Revenues	—	1,304.0	70.9	(11.1)	3.2	—	45.3
Barging, Urea Transloading and Other Transportation Services	—	—	—	59.0	—	—	—
Other Revenues	4.9	13.8	9.7	9.9	27.9	1.2	1.5
Total Affiliated Revenues	$4.9	$1,317.8	$239.3	$57.8	$31.1	$1.2	$46.8

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2022
Direct Sales to East Affiliates	$—	$—	$169.7	$—	$—	$—	$—
Direct Sales to West Affiliates	—	—	—	—	—	—	1.3
Transmission Revenues	—	1,276.4	77.5	7.7	(3.6)	—	51.5
Barging, Urea Transloading and Other Transportation Services	—	—	—	54.1	—	—	—
Other Revenues	3.5	7.4	8.9	7.8	22.4	2.9	1.1
Total Affiliated Revenues	$3.5	$1,283.8	$256.1	$69.6	$18.8	$2.9	$53.9

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2021
Direct Sales to East Affiliates	$—	$—	$128.6	$—	$—	$—	$—
Transmission Revenues	—	1,136.1	60.3	(2.5)	(1.1)	—	39.6
Barging, Urea Transloading and Other Transportation Services	—	—	—	54.0	—	—	—
Other Revenues	3.9	17.8	9.0	6.3	25.9	4.2	1.4
Total Affiliated Revenues	$3.9	$1,153.9	$197.9	$57.8	$24.8	$4.2	$41.0

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

Consolidated Variable Interests Entities

Sabine (Applies to AEP and SWEPCo)

Sabine is a mining operator providing mining services to SWEPCo.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the mining agreement, SWEPCo is required to pay, as a part of the cost of lignite delivered, an amount equal to mining costs plus a management fee.  In addition, SWEPCo determines how much coal will be mined each year.  Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  SWEPCo’s total billings from Sabine for the years ended December 31, 2023, 2022 and 2021 were $101 million, $168 million and $162 million, respectively. As of March 31, 2023, SWEPCo fuel deliveries, including billings of all fixed costs, from Sabine ceased, which resulted in a decrease in billings in 2023 as compared to 2022. See "Pirkey Plant and Related Fuel Operations" section of Note 5 for additional information. See the tables below for the classification of Sabine’s assets and liabilities on SWEPCo’s balance sheets.

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $155 million.  Since SWEPCo uses self-bonding, the guarantee commits SWEPCo to complete the reclamation, in the event, Sabine does not complete the work.  This guarantee ends upon completion of reclamation.  Pirkey Plant was retired in March 2023 and the mine end-of-life has been adjusted accordingly. Reclamation is expected to be complete by 2037 at an estimated cost of $144 million.  Actual reclamation costs could vary due to inflation and scope changes to the mine reclamation.  SWEPCo recovers these costs through its fuel clauses. As of December 31, 2023, SWEPCo has recorded $134 million of mine reclamation costs in ARO and $34 million in Accounts Payable - Affiliated Companies for collected reclamation costs that have been billed to SWEPCo. SWEPCo has collected $92 million through a rider for reclamation costs. The remaining ARO of $76 million is recorded in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheets.

DCC Fuel (Applies to AEP and I&M)

I&M has nuclear fuel lease agreements with DCC Fuel, which was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each DCC Fuel entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the years ended December 31, 2023, 2022 and 2021 were $97 million, $84 million and $91 million, respectively.  The leases were recorded as finance leases on I&M’s balance sheets as title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on I&M’s control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The finance leases are eliminated upon consolidation. See the tables below for the classification of DCC Fuel’s assets and liabilities on I&M’s balance sheets.

Transition Funding (Applies to AEP and AEP Texas)

Transition Funding was formed for the sole purpose of issuing and servicing securitization bonds related to restructuring legislation in Texas. Management has concluded that AEP Texas is the primary beneficiary of Transition Funding because AEP Texas has the power to direct the most significant activities of the VIE and AEP Texas’ equity interest could potentially be significant. Therefore, AEP Texas is required to consolidate Transition Funding. As of December 31, 2023 and 2022, $72 million and $70 million of the securitized bonds were included in Long-term Debt Due Within One Year - Nonaffiliated, respectively, on the balance sheets. The securitized bonds included in Long-term Debt - Nonaffiliated were immaterial and $71 million as of December 31, 2023 and 2022, respectively, on the balance sheets. Transition Funding has securitized transition assets of $64 million and $125 million as of December 31, 2023 and 2022, respectively, which are presented separately on the face of the balance sheets. The securitized transition assets represent the right to impose and collect Texas true-up costs from customers receiving electric transmission or distribution service from AEP Texas under-recovery mechanisms approved by the PUCT. The securitization bonds are payable only from and secured by the securitized transition assets. The bondholders have no recourse to AEP Texas or any other AEP entity. AEP Texas acts as the servicer for Transition Funding’s securitized transition assets and remits all related amounts collected from customers to Transition Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Transition Funding’s assets and liabilities on the balance sheets.

Restoration Funding (Applies to AEP and AEP Texas)

Restoration Funding was formed for the sole purpose of issuing and servicing securitization bonds related to storm restoration of AEP Texas’ distribution system primarily due to damage caused by Hurricane Harvey. Management has concluded that AEP Texas is the primary beneficiary of Restoration Funding because AEP Texas has the power to direct the most significant activities of the VIE and AEP Texas’ equity interest could potentially be significant. Therefore, AEP Texas is required to consolidate Restoration Funding. As of December 31, 2023 and 2022, $24 million and $24 million of the securitized bonds were included in Long-term Debt Due Within One Year - Nonaffiliated, respectively, and $126 million and $150 million were included in Long-term Debt - Nonaffiliated, respectively, on the balance sheets. Restoration Funding has securitized assets of $139 million and $161 million as of December 31, 2023 and 2022, respectively, which are presented separately on the face of the balance sheets. The securitized restoration assets represent the right to impose and collect Texas storm restoration costs from customers receiving electric transmission or distribution service from AEP Texas under-recovery mechanisms approved by the PUCT. The securitization bonds are payable only from and secured by the securitized assets. The bondholders have no recourse to AEP Texas or any other AEP entity. AEP Texas acts as the servicer for Restoration Funding’s securitized assets and remits all related amounts collected from customers to Restoration Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Restoration Funding’s assets and liabilities on the balance sheets.

Appalachian Consumer Rate Relief Funding (Applies to AEP and APCo)

Appalachian Consumer Rate Relief Funding was formed for the sole purpose of issuing and servicing securitization bonds related to APCo’s under-recovered ENEC deferral balance.  Management has concluded that APCo is the primary beneficiary of Appalachian Consumer Rate Relief Funding because APCo has the power to direct the most significant activities of the VIE and APCo’s equity interest could potentially be significant.  Therefore, APCo is required to consolidate Appalachian Consumer Rate Relief Funding.  As of December 31, 2023 and 2022, $27 million and $26 million of the securitized bonds were included in Long-term Debt Due Within One Year - Nonaffiliated, respectively, and $120 million and $147 million were included in Long-term Debt - Nonaffiliated, respectively, on the balance sheets.  Appalachian Consumer Rate Relief Funding has securitized assets of $133 million and $160 million as of December 31, 2023 and 2022, respectively, which are presented separately on the face of the balance sheets. The phase-in recovery property represents the right to impose and collect West Virginia deferred generation charges from customers receiving electric transmission, distribution and generation service from APCo under a recovery mechanism approved by the WVPSC.  In November 2013, securitization bonds were issued.  The securitization bonds are payable only from and secured by the securitized assets.  The bondholders have no recourse to APCo or any other AEP entity.  APCo acts as the servicer for Appalachian Consumer Rate Relief Funding’s securitized assets and remits all related amounts collected from customers to Appalachian Consumer Rate Relief Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Appalachian Consumer Rate Relief Funding’s assets and liabilities on APCo’s balance sheets.

AEP Credit (Applies to AEP)

AEP Credit is a wholly-owned subsidiary of Parent. AEP Credit purchases, without recourse, accounts receivable from certain utility subsidiaries of AEP to reduce working capital requirements. AEP provides a minimum of 5% equity and up to 35% of AEP Credit’s short-term borrowing needs in excess of third-party financings. Any third-party financing of AEP Credit only has recourse to the receivables securitized for such financing. Based on AEP’s control of AEP Credit, management concluded that

AEP is the primary beneficiary and is required to consolidate AEP Credit. See the tables below for the classification of AEP Credit’s assets and liabilities on the balance sheets. See “Securitized Accounts Receivables - AEP Credit” section of Note 14.

EIS (Applies to AEP)

AEP’s subsidiaries participate in one protected cell of EIS for seven lines of insurance. EIS has multiple protected cells. Neither AEP nor its subsidiaries have an equity investment in EIS. The AEP System is essentially this EIS cell’s only participant, but allows certain third-parties access to this insurance. AEP’s subsidiaries and any allowed third-parties share in the insurance coverage, premiums and risk of loss from claims. Based on AEP’s control and the structure of the protected cell of EIS, management concluded that AEP is the primary beneficiary of the protected cell and is required to consolidate the protected cell of EIS. The insurance premium expense to the protected cell for the years ended December 31, 2023, 2022 and 2021 was $34 million, $31 million and $30 million, respectively. See the tables below for the classification of the protected cell’s assets and liabilities on the balance sheets.  The amount reported as equity is the protected cell’s policy holders’ surplus.

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

Competitive Contracted Renewables (Applies to AEP)

As of December 31, 2023, Apple Blossom, Black Oak, Santa Rita East and Dry Lake are no longer consolidated VIEs due to the sale of the Competitive Contracted Renewables Portfolio. See the table below for the classification of assets and liabilities on the balance sheets. As of December 31, 2022, nonaffiliated interests in Apple Blossom and Black Oak, Santa Rita East and Dry Lake were $94 million, $58 million and $34 million, respectively, presented in Noncontrolling Interests on the balance sheets. The results of operations for these interests for the years ended December 31, 2023, 2022 and 2021 were not material to the AEP statements of income.

The balances below represent the assets and liabilities of the VIEs that are consolidated. These balances include intercompany transactions that are eliminated upon consolidation.

December 31, 2023

	Consolidated VIEs
	SWEPCo Sabine	I&M DCC Fuel	AEP Texas Transition Funding		AEP Texas Restoration Funding		APCo Appalachian Consumer Rate Relief Funding		AEP Credit	Protected Cell of EIS	Transource Energy
	(in millions)
ASSETS
Current Assets	$4.2	$81.9	$25.5		$27.5		$13.3		$1,208.8	$205.3	$36.9
Net Property, Plant and Equipment	—	153.8	—		—		—		—	—	533.4
Other Noncurrent Assets	150.7	81.7	71.4	(a)	145.6	(b)	138.2	(c)	9.6	—	5.1
Total Assets	$154.9	$317.4	$96.9		$173.1		$151.5		$1,218.4	$205.3	$575.4

LIABILITIES AND EQUITY
Current Liabilities	$19.9	$81.7	$75.5		$36.8		$29.9		$1,155.0	$49.2	$45.3
Noncurrent Liabilities	134.8	235.7	17.0		135.1		119.7		0.9	91.7	241.5
Equity	0.2	—	4.4		1.2		1.9		62.5	64.4	288.6
Total Liabilities and Equity	$154.9	$317.4	$96.9		$173.1		$151.5		$1,218.4	$205.3	$575.4

(a)Includes an intercompany item eliminated in consolidation of $8 million.
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

Non-Consolidated Significant Variable Interests

DHLC (Applies to AEP and SWEPCo)

DHLC is a mining operator which previously sold 50% of the lignite produced to SWEPCo and 50% to CLECO.  The operations of DHLC are governed by the lignite mining agreement among SWEPCo, CLECO and DHLC. SWEPCo and CLECO share the executive board seats and voting rights equally. In accordance with the lignite mining agreement, each entity is responsible for 50% of DHLC’s obligations, including debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee earned by DHLC.  In April 2020, SWEPCo and CLECO jointly filed a notification letter to the LPSC providing notice of the cessation of lignite mining. SWEPCo’s total billings from DHLC for the years ended December 31, 2023 and 2022 were not material, and for the year ended December 31, 2021 was $47 million.  DHLC paid dividends of $1 million, $25 million, and $0 to SWEPCo for the years ended December 31, 2023, 2022 and 2021, respectively. SWEPCo does not have the power to control decision making that significantly impacts the economic performance of DHLC because such power is shared with CLECO. As a result, SWEPCo is not required to consolidate DHLC as it is not the primary beneficiary, although it holds a significant variable interest in DHLC.  SWEPCo’s equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheets.

SWEPCo’s investment in DHLC was:

	December 31,
	2023		2022
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from SWEPCo	$7.6	$7.6	$7.6	$7.6
Retained Earnings	0.4	0.4	0.4	0.4
SWEPCo’s Share of Obligations	—	19.2	—	36.8
Total Investment in DHLC	$8.0	$27.2	$8.0	$44.8

OVEC (Applies to AEP and OPCo)

AEP and several nonaffiliated utility companies jointly own OVEC.  As of December 31, 2023, AEP’s ownership in OVEC was 43.47%. Parent owns 39.17% and OPCo owns 4.3%. APCo, I&M and OPCo are members to an intercompany power agreement.  The Registrants’ power participation ratios are 15.69% for APCo, 7.85% for I&M and 19.93% for OPCo. Participants of this agreement are entitled to receive and are obligated to pay for all OVEC generating capacity, approximately 2,400 MWs, in proportion to their respective power participation ratios. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs, including outstanding indebtedness, and provide a return on capital.  The intercompany power agreement ends in June 2040.

AEP and other nonaffiliated owners authorized environmental investments related to their ownership interests. OVEC financed capital expenditures in connection with the engineering and construction of FGD projects and the associated waste disposal landfills at its two generation plants.  These environmental projects were funded through debt issuances. As of December 31, 2023 and 2022, OVEC’s outstanding indebtedness was approximately $1.1 billion and $1.1 billion, respectively. Although they are not an obligor or guarantor, the Registrants’ are responsible for their respective ratio of OVEC’s outstanding debt through the intercompany power agreement. Principal and interest payments related to OVEC’s outstanding indebtedness are disclosed in accordance with the accounting guidance for “Commitments.” See the “Commitments” section of Note 6 for additional information.

AEP is not required to consolidate OVEC as it is not the primary beneficiary, although AEP and its subsidiary each hold a significant variable interest in OVEC. Power to control decision making that significantly impacts the economic performance of OVEC is shared amongst the owners through their representation on the Board of Directors of OVEC and the representation of the sponsoring companies on the Operating Committee under the intercompany power agreement.

AEP’s investment in OVEC was:

	December 31,
	2023		2022
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from AEP	$4.4	$4.4	$4.4	$4.4
AEP’s Share of OVEC Debt (a)	—	465.3	—	478.2
Total Investment in OVEC	$4.4	$469.7	$4.4	$482.6

(a)Based on the Registrants’ power participation ratios, APCo, I&M and OPCo’s share of OVEC debt was $168 million, $84 million and $213 million as of December 31, 2023, respectively and $173 million, $86 million and $219 million as of December 31, 2022, respectively.

Power purchased by the Registrant Subsidiaries from OVEC is included in Purchased Electricity, Fuel and Other Consumables Used for Electric Generation and Purchased Electricity for Resale on the statements of income and is shown in the table below:

	Years Ended December 31,
Company	2023	2022	2021
	(in millions)
APCo	$121.8	$119.3	$104.3
I&M	60.9	59.7	52.2
OPCo	154.7	151.8	133.0

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

Total AEPSC billings to the Registrant Subsidiaries were as follows:

	Years Ended December 31,
Company	2023	2022	2021
	(in millions)
AEP Texas	$228.5	$236.8	$206.9
AEPTCo	269.9	286.6	267.1
APCo	324.9	347.5	313.3
I&M	178.4	192.4	200.9
OPCo	269.5	272.5	234.9
PSO	138.6	142.3	123.7
SWEPCo	185.1	192.5	168.6

The carrying amount and classification of variable interest in AEPSC’s accounts payable were as follows:

	December 31,
	2023		2022
Company	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
AEP Texas	$15.1	$15.1	$27.8	$27.8
AEPTCo	17.9	17.9	31.6	31.6
APCo	21.1	21.1	41.5	41.5
I&M	14.3	14.3	27.7	27.7
OPCo	19.0	19.0	31.1	31.1
PSO	10.6	10.6	17.7	17.7
SWEPCo	12.7	12.7	23.8	23.8

AEGCo (Applies to I&M)

AEGCo, a wholly-owned subsidiary of Parent, is consolidated by AEP.  AEGCo owns a 50% ownership interest in Rockport Plant, Units 1 and 2. AEGCo sells its portion of the output from the Rockport Plant to I&M.  AEP has agreed to provide AEGCo with the funds necessary to satisfy all of the debt obligations of AEGCo.  I&M is considered to have a significant interest in AEGCo due to these transactions.  I&M is exposed to losses to the extent it cannot recover the costs of AEGCo through its normal business operations.  In the event AEGCo would require financing or other support outside the billings to I&M, this financing would be provided by AEP. Total billings to I&M from AEGCo for the years ended December 31, 2023, 2022 and 2021 were $181 million, $242 million and $218 million, respectively. The carrying amounts of I&M’s liabilities associated with AEGCo as of December 31, 2023 and 2022 were $15 million and $17 million, respectively. Management estimates the maximum exposure of loss to be equal to the amount of such liability.

Significant Equity Method Investment in Unconsolidated Entities (Applies to AEP)

For a discussion of the equity method of accounting, see the “Equity Method Investments in Unconsolidated Entities” section of Note 1.

AEP Wind Holdings, LLC

As of December 31, 2023, AEP no longer owns interests in four joint ventures due to the sale of the Competitive Contracted Renewables Portfolio. Previously held by AEP Wind Holdings, LLC, the interests were accounted for under the equity method. As of December 31, 2022, AEP’s carrying value of the investment in the joint ventures was $247 million and the difference between AEP’s carrying value and the amount of underlying equity in net assets was $62 million. The investment included amounts recognized in AOCI related to interest rate cash flow hedges. AEP’s equity losses associated with the joint venture wind farms were $278 thousand, $194 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively. The PTCs attributable to the joint ventures for the years ended December 31, 2023, 2022 and 2021 were not material, which were recorded in Income Tax Expense (Benefit) on the statements of income. See the “Disposition of the Competitive Contracted Renewables Portfolio” and “Impairments” sections of Note 7 for additional information.

ETT

ETT designs, acquires, constructs, owns and operates certain transmission facilities in ERCOT. BHE, a nonaffiliated entity, holds a 50% membership interest in ETT and AEP Transmission Holdco holds a 50% membership interest in ETT. As a result, AEP, through its wholly-owned subsidiary, holds a 50% membership interest in ETT. As of December 31, 2023 and 2022, AEP’s investment in ETT was $811 million and $762 million, respectively. AEP’s equity earnings associated with ETT were $74 million, $74 million and $66 million for the years ended December 31, 2023, 2022 and 2021, respectively.

18.  PROPERTY, PLANT AND EQUIPMENT

The disclosures in this note apply to all Registrants unless indicated otherwise.

Property, Plant and Equipment is shown functionally on the face of the balance sheets. The following tables include the total plant balances as of December 31, 2023 and 2022:

December 31, 2023	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Regulated Property, Plant and Equipment
Generation	$23,862.7	(a)	$—	$—	$7,041.3	$5,588.7	$—	$2,695.5	$4,790.7	(a)
Transmission	35,903.6		6,812.6	13,723.9	4,711.8	1,906.4	3,395.1	1,228.3	2,660.6
Distribution	28,989.9		5,798.8	—	5,176.6	3,254.0	6,839.4	3,450.8	2,824.1
Other	5,986.1		1,142.9	501.2	943.7	856.8	1,114.4	502.7	544.1
CWIP	5,480.6	(a)	904.6	1,563.7	709.2	294.1	654.0	313.7	555.8	(a)
Less: Accumulated Depreciation	24,093.8		1,886.7	1,291.4	5,684.0	4,353.7	2,712.7	2,083.6	2,840.8
Total Regulated Property, Plant and Equipment - Net	76,129.1		12,772.2	14,497.4	12,898.6	7,546.3	9,290.2	6,107.4	8,534.5
Nonregulated Property, Plant and Equipment - Net	564.3		1.8	0.3	32.9	82.7	9.7	4.9	23.9
Total Property, Plant and Equipment - Net	$76,693.4		$12,774.0	$14,497.7	$12,931.5	$7,629.0	$9,299.9	$6,112.3	$8,558.4

December 31, 2022	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Regulated Property, Plant and Equipment
Generation	$23,759.7	(a)	$—	$—	$6,776.8	$5,534.6	$—	$2,394.8	$5,476.2	(a)
Transmission	33,221.7		6,301.5	12,335.4	4,482.8	1,842.2	3,198.6	1,164.4	2,479.8
Distribution	27,138.8		5,312.8	—	4,933.0	3,024.7	6,450.3	3,216.4	2,659.6
Other	5,528.9		1,020.4	476.6	849.2	796.1	1,040.6	466.0	582.6
CWIP	4,776.4	(a)	805.2	1,554.7	705.3	253.0	474.3	219.3	369.5	(a)
Less: Accumulated Depreciation	23,118.0		1,759.5	1,027.1	5,397.3	4,117.8	2,564.3	1,839.4	3,314.8
Total Regulated Property, Plant and Equipment - Net	71,307.5		11,680.4	13,339.6	12,349.8	7,332.8	8,599.5	5,621.5	8,252.9
Nonregulated Property, Plant and Equipment - Net	2,031.6		1.2	0.3	29.4	78.7	9.8	5.0	9.3
Total Property, Plant and Equipment - Net	$73,339.1		$11,681.6	$13,339.9	$12,379.2	$7,411.5	$8,609.3	$5,626.5	$8,262.2

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

Depreciation, Depletion and Amortization

The Registrants provide for depreciation of Property, Plant and Equipment, excluding coal-mining properties, on a straight-line basis over the estimated useful lives of property, generally using composite rates by functional class.  The following tables provide total regulated annual composite depreciation rates and depreciable lives for the Registrants:

AEP
	2023						2022						2021
Functional Class of Property	Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges			Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges			Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges
				(in years)						(in years)						(in years)
Generation	2.7%	-	4.7%	20	-	162	2.7%	-	7.6%	20	-	132	2.7%	-	7.8%	20	-	132
Transmission	2.0%	-	2.7%	15	-	78	2.0%	-	2.7%	24	-	75	2.0%	-	2.6%	15	-	75
Distribution	2.9%	-	3.6%	7	-	85	2.7%	-	3.6%	7	-	78	2.8%	-	3.6%	7	-	80
Other	3.8%	-	9.1%	5	-	75	3.1%	-	14.4%	5	-	75	3.0%	-	12.5%	5	-	75

AEP Texas
	2023				2022				2021
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.2%	50	-	75	2.2%	50	-	75	2.2%	50	-	75
Distribution	2.9%	7	-	70	2.9%	7	-	70	2.9%	7	-	70
Other	6.0%	5	-	50	6.2%	5	-	50	5.8%	5	-	50

AEPTCo
	2023				2022				2021
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.6%	24	-	78	2.6%	24	-	75	2.5%	24	-	75
Other	7.0%	5	-	58	6.6%	5	-	56	6.7%	5	-	56

APCo
	2023				2022				2021
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	3.3%	35	-	162	3.6%	35	-	118	3.6%	35	-	118
Transmission	2.3%	15	-	78	2.2%	24	-	75	2.1%	15	-	75
Distribution	3.6%	12	-	60	3.6%	12	-	57	3.5%	12	-	57
Other	7.4%	5	-	55	7.3%	5	-	55	8.5%	5	-	55

I&M
	2023				2022				2021
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	4.7%	20	-	132	4.9%	20	-	132	4.7%	20	-	132
Transmission	2.5%	44	-	67	2.5%	44	-	67	2.4%	45	-	70
Distribution	2.9%	14	-	71	3.1%	14	-	71	3.4%	14	-	71
Other	9.1%	5	-	45	10.1%	5	-	45	9.0%	5	-	51

OPCo
	2023				2022				2021
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.3%	39	-	60	2.3%	39	-	60	2.3%	39	-	60
Distribution	3.1%	11	-	70	2.7%	11	-	70	2.9%	11	-	70
Other	6.4%	5	-	50	6.1%	5	-	50	6.1%	5	-	50

PSO
	2023				2022				2021
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	3.0%	25	-	75	3.1%	30	-	75	2.8%	30	-	75
Transmission	2.6%	41	-	75	2.5%	42	-	75	2.4%	42	-	75
Distribution	2.9%	15	-	85	2.9%	15	-	78	2.9%	15	-	78
Other	6.8%	5	-	58	6.8%	5	-	56	6.1%	5	-	56

SWEPCo
	2023				2022				2021
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	2.9%	30	-	65	2.7%	30	-	65	2.7%	30	-	65
Transmission	2.2%	46	-	70	2.3%	44	-	70	2.4%	49	-	74
Distribution	2.9%	7	-	75	2.9%	15	-	75	2.8%	15	-	80
Other	8.5%	5	-	58	9.0%	5	-	57	8.6%	5	-	58

The following table includes the nonregulated annual composite depreciation rate ranges and nonregulated depreciable life ranges for AEP. The Registrants' depreciation rate ranges and depreciable life ranges are not meaningful for nonregulated property for 2023, 2022 and 2021.

	2023							2022							2021
Functional Class of Property	Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges				Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges				Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges
				(in years)							(in years)							(in years)
Generation	4.8%	-	6.7%	10	-	61		3.8%	-	8.7%	3	-	61		3.8%	-	10.4%	10	-	59
Transmission	2.5%			62				2.8%			10	-	62		2.6%			30	-	40
Distribution	NA			NA				NA			NA				NA			NA
Other	10.6%			5	-	35	(a)	25.2%			5	-	35	(a)	16.5%			5	-	35	(a)

(a)In 2020, management announced plans to retire the Pirkey Plant in 2023 and the related depreciable lives have been adjusted accordingly. Pirkey Plant was retired in March 2023. See "Coal-Fired Generation Plants" of Note 5 for additional information.
NA Not applicable.

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

Asset Retirement Obligations (Applies to all Registrants except AEPTCo)

The Registrants recorded the following revisions to ARO estimates as of December 31, 2023 and 2022:

•As of December 31, 2023 and 2022, I&M’s ARO liability for nuclear decommissioning of the Cook Plant was $2.11 billion and $2 billion, respectively.  These liabilities are reflected in Asset Retirement Obligations on I&M’s balance sheets.  As of December 31, 2023 and 2022, the fair value of I&M’s assets that are legally restricted for purposes of settling decommissioning liabilities totaled $3.51 billion and $3.01 billion, respectively.  These assets are included in Spent Nuclear Fuel and Decommissioning Trusts on I&M’s balance sheets.
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
•In August 2023, AEP completed the sale of its competitive contracted renewables portfolio to a nonaffiliated party and settled ARO liabilities of $31 million. See “Disposition of the Competitive Contracted Renewables Portfolio” section of Note 7 for additional information.
•In December 2023, SWEPCo recorded a $32 million revision related to an increase in estimated reclamation costs at Sabine. Additionally in 2023, SWEPCo settled $50 million of costs related to closure/reclamation work performed due to the recent retirements of the Pirkey Plant and Dolet Hills Power Station. See “Coal-Fired Generation Plants” section of Note 5 for additional information.
•In 2023, APCo recorded revisions of $27 million primarily due to an increase in estimated asbestos costs at several plants.

The following is a reconciliation of the 2023 and 2022 aggregate carrying amounts of ARO by Registrant:

Company	ARO as of December 31, 2022	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates (a)	ARO as of December 31, 2023
	(in millions)
AEP(b)(c)(d)(e)(f)(g)	$2,943.6	$116.3	$38.9	$(130.6)	$63.0	$3,031.2
AEP Texas (b)(e)	4.5	0.2	—	(0.3)	0.1	4.5
APCo (b)(e)	427.7	16.8	16.1	(23.1)	26.5	464.0
I&M (b)(c)(e)	2,028.1	74.8	4.8	(3.7)	2.0	2,106.0
OPCo (e)	5.0	0.2	—	(3.1)	—	2.1
PSO (b)(e)(g)	75.7	4.7	5.8	(1.2)	(0.8)	84.2
SWEPCo (b)(d)(e)(g)	280.9	13.7	7.5	(55.0)	34.5	281.6

Company	ARO as of December 31, 2021	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates (a)	ARO as of December 31, 2022
	(in millions)
AEP (b)(c)(d)(e)(f)(g)	$2,741.7	$111.2	$37.4	$(47.0)	$100.3	$2,943.6
AEP Texas (b)(e)	4.4	0.3	—	(0.2)	—	4.5
APCo (b)(e)	404.6	15.8	3.0	(12.7)	17.0	427.7
I&M (b)(c)(e)	1,946.3	71.5	3.2	(0.6)	7.7	2,028.1
OPCo (e)	1.9	0.2	3.0	(0.1)	—	5.0
PSO (b)(e)(g)	57.6	4.1	12.8	(0.7)	1.9	75.7
SWEPCo (b)(d)(e)(g)	222.7	11.9	15.4	(25.8)	56.7	280.9

(a)Unless discussed above, primarily related to ash ponds, landfills and mine reclamation, generally due to changes in estimated closure area, volumes and/or unit costs.
(b)Includes ARO related to ash disposal facilities.
(c)Includes ARO related to nuclear decommissioning costs for the Cook Plant of $2.11 billion and $2 billion as of December 31, 2023 and 2022, respectively.
(d)Includes ARO related to Sabine and DHLC.
(e)Includes ARO related to asbestos removal.
(f)Includes ARO related to solar farms.
(g)Includes ARO related to wind farms.

Allowance for Funds Used During Construction and Interest Capitalization

The Registrants’ amounts of Allowance for Equity Funds Used During Construction are summarized in the following table:

	Years Ended December 31,
Company	2023	2022	2021
	(in millions)
AEP	$174.9	$133.7	$139.7
AEP Texas	28.4	19.7	21.5
AEPTCo	83.2	70.7	67.2
APCo	11.9	11.7	15.6
I&M	10.9	9.8	12.8
OPCo	17.1	13.9	10.8
PSO	8.4	1.5	2.4
SWEPCo	11.5	4.9	7.0

The Registrants’ amounts of allowance for borrowed funds used during construction, including capitalized interest, are summarized in the following table:

	Years Ended December 31,
Company	2023	2022	2021
	(in millions)
AEP	$117.3	$63.0	$53.8
AEP Texas	23.4	11.5	10.5
AEPTCo	31.4	22.4	21.0
APCo	14.1	6.5	7.5
I&M	7.7	5.7	5.1
OPCo	14.0	6.7	4.7
PSO	5.2	2.7	0.7
SWEPCo	9.8	4.3	3.0

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

			Registrant’s Share as of December 31, 2023
	Fuel Type	Percent of Ownership	Utility Plant in Service	Construction Work in Progress	Accumulated Depreciation
			(in millions)
AEP
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$402.8	$1.6	$167.5
Pirkey Plant, Unit 1 (a)(f)	Lignite	85.9%	—	—	—
Turk Generating Plant (a)(g)	Coal	73.3%	1,504.0	10.1	323.3
Total			$1,906.8	$11.7	$490.8

I&M
Rockport Generating Plant (b)(c)	Coal	50.0%	$1,341.4	$7.9	$1,018.9

PSO
North Central Wind Energy Facilities (d)(e)	Wind	45.5%	$906.3	$2.4	$54.1

SWEPCo
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$402.8	$1.6	$167.5
Pirkey Plant, Unit 1 (a)(f)	Lignite	85.9%	—	—	—
Turk Generating Plant (a)(g)	Coal	73.3%	1,504.0	10.1	323.3
North Central Wind Energy Facilities (d)(e)	Wind	54.5%	1,086.3	2.9	67.9
Total			$2,993.1	$14.6	$558.7

			Registrant’s Share as of December 31, 2022
	Fuel Type	Percent of Ownership	Utility Plant in Service	Construction Work in Progress	Accumulated Depreciation
			(in millions)
AEP
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$382.9	$16.4	$149.4
Pirkey Plant, Unit 1 (a)	Lignite	85.9%	632.0	—	632.0
Turk Generating Plant (a)	Coal	73.3%	1,611.1	5.1	314.7
Total			$2,626.0	$21.5	$1,096.1

I&M
Rockport Generating Plant (b)(c)	Coal	50.0%	$1,357.4	$9.2	$905.1

PSO
North Central Wind Energy Facilities (d)(e)	Wind	45.5%	$889.3	$9.1	$28.1

SWEPCo
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$382.9	$16.4	$149.4
Pirkey Plant, Unit 1 (a)	Lignite	85.9%	632.0	—	632.0
Turk Generating Plant (a)	Coal	73.3%	1,611.1	5.1	314.7
North Central Wind Energy Facilities (d)(e)	Wind	54.5%	1,066.8	10.1	35.2
Total			$3,692.8	$31.6	$1,131.3

(a)Operated by SWEPCo.
(b)Operated by I&M.
(c)AEGCo owns 50%.
(d)Operated by PSO.
(e)PSO and SWEPCo own undivided interests of 45.5% and 54.5% of the NCWF, respectively.
(f)Pirkey Plant was retired in March 2023. See "Coal-Fired Generation Plants" of Note 5 for additional information.
(g)Includes impact of regulatory disallowance of AFUDC. See “2012 Texas Base Rate Case” section of Note 4 for additional information.

19. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers
The table below represents AEP’s reportable segment revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Year Ended December 31, 2023
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$4,479.3	$2,609.1	$—	$—	$—	$—	$7,088.4
Commercial Revenues	2,678.8	1,497.2	—	—	—	—	4,176.0
Industrial Revenues (a)	2,748.2	642.1	—	—	—	(0.9)	3,389.4
Other Retail Revenues	242.7	50.7	—	—	—	—	293.4
Total Retail Revenues	10,149.0	4,799.1	—	—	—	(0.9)	14,947.2

Wholesale and Competitive Retail Revenues:
Generation Revenues	662.5	—	—	111.3	—	—	773.8
Transmission Revenues (b)	444.0	701.6	1,748.9	—	—	(1,418.3)	1,476.2
Renewable Generation Revenues (a)	—	—	—	80.6	—	(6.7)	73.9
Retail, Trading and Marketing Revenues (c)	—	—	—	1,836.2	0.6	(82.2)	1,754.6
Total Wholesale and Competitive Retail Revenues	1,106.5	701.6	1,748.9	2,028.1	0.6	(1,507.2)	4,078.5

Other Revenues from Contracts with Customers (d)	204.4	208.1	16.8	8.6	151.5	(160.3)	429.1

Total Revenues from Contracts with Customers	11,459.9	5,708.8	1,765.7	2,036.7	152.1	(1,668.4)	19,454.8

Other Revenues:
Alternative Revenue Programs (e)	(35.0)	(19.5)	(37.1)	—	—	(25.5)	(117.1)
Other Revenues (a) (f)	24.6	24.0	(0.1)	(404.5)	15.9	(15.3)	(355.4)
Total Other Revenues	(10.4)	4.5	(37.2)	(404.5)	15.9	(40.8)	(472.5)

Total Revenues	$11,449.5	$5,713.3	$1,728.5	$1,632.2	$168.0	$(1,709.2)	$18,982.3

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $1.5 billion and Vertically Integrated Utilities was $205 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $82 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Corporate and Other was $100 million. The remaining affiliated amounts were immaterial.
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

The table below represents revenues from contracts with customers, net of respective provisions for refund, by type of revenue for the Registrant Subsidiaries:

	Year Ended December 31, 2023
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$655.5	$—	$1,612.9	$841.9	$1,953.7	$831.2	$799.5
Commercial Revenues	415.2	—	699.6	575.2	1,082.0	538.8	609.4
Industrial Revenues (a)	145.0	—	778.4	614.2	497.1	423.1	415.9
Other Retail Revenues	35.5	—	106.3	5.0	15.1	112.8	10.1
Total Retail Revenues	1,251.2	—	3,197.2	2,036.3	3,547.9	1,905.9	1,834.9

Wholesale Revenues:
Generation Revenues (b)	—	—	288.2	327.1	—	11.7	176.9
Transmission Revenues (c)	619.0	1,703.9	181.0	38.6	82.6	37.5	150.8
Total Wholesale Revenues	619.0	1,703.9	469.2	365.7	82.6	49.2	327.7

Other Revenues from Contracts with Customers (d)	35.9	16.7	74.2	120.3	172.3	21.5	29.5

Total Revenues from Contracts with Customers	1,906.1	1,720.6	3,740.6	2,522.3	3,802.8	1,976.6	2,192.1

Other Revenues:
Alternative Revenue Programs (e)	(4.2)	(48.6)	(20.1)	(10.9)	(15.3)	0.5	(9.4)
Other Revenues (a)	—	—	0.2	24.5	23.9	(0.1)	0.1
Total Other Revenues	(4.2)	(48.6)	(19.9)	13.6	8.6	0.4	(9.3)

Total Revenues	$1,901.9	$1,672.0	$3,720.7	$2,535.9	$3,811.4	$1,977.0	$2,182.8

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $159 million primarily relating to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $1.4 billion, APCo was $93 million and SWEPCo was $73 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $68 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
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

Fixed Performance Obligations (Applies to AEP, APCo and I&M)

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of December 31, 2023. Fixed performance obligations primarily include electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrants elected to apply the exemption to not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. Due to the annual establishment of revenue requirements, transmission revenues are excluded from the table below. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2024	2025-2026	2027-2028	After 2028	Total
	(in millions)
AEP	$84.4	$167.2	$84.4	$27.3	$363.3
APCo	16.1	32.2	23.2	11.7	83.2
I&M	4.4	8.8	8.8	4.5	26.5

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have any material contract assets as of December 31, 2023 and 2022.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheet in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have any material contract liabilities as of December 31, 2023 and 2022.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrants’ balance sheets within the Accounts Receivable - Customers line item. The Registrants’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of December 31, 2023 and 2022. See “Securitized Accounts Receivable - AEP Credit” section of Note 14 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

Years Ended December 31,	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2023	$—	$123.2	$71.7	$44.0	$70.1	$12.4	$27.4
2022	0.1	113.8	64.5	75.3	49.9	18.8	19.1

Contract Costs

Contract costs to obtain or fulfill a contract for AEP subsidiaries within the Generation & Marketing segment are accounted for under the guidance for “Other Assets and Deferred Costs” and presented as a single asset and are neither bifurcated nor reclassified between current and noncurrent assets on the Registrants’ balance sheets. Contract costs to acquire a contract are amortized in a manner consistent with the transfer of goods or services to the customer in Other Operation on the Registrants’ income statements. The Registrants did not have material contract costs as of December 31, 2023 and 2022.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of the Independent Registered Public Accounting Firm in the 2024 Proxy Statement, which is incorporated by reference into this item.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During 2023, management, including the principal executive officer and principal financial officer of each of the Registrants evaluated each respective Registrant’s disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to each Registrant’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2023, the principal executive officer and financial officer of each of the Registrants concluded that the disclosure controls and procedures in place were effective at the reasonable assurance level.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

Changes in Internal Control over Financial Reporting

There have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2023 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting for each Registrant under Item 8. As discussed in that report, management assessed and reported on the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2023.  As a result of that assessment, management concluded that each Registrant’s internal control over financial reporting was effective as of December 31, 2023.

ITEM 9B.   OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

AEP

Directors, Director Nomination Process and Audit Committee

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to AEP’s definitive proxy information statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2024 Annual Meeting of Shareholders (the 2024 Annual Meeting) including under the captions “Election of Directors,” “AEP’s Board of Directors and Committees,” “Directors” and “Nominees for Directors.”

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

Delinquent Section 16(a) Reports

None.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 11.   EXECUTIVE COMPENSATION

AEP

The information called for by this Item 11 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2024 Annual Meeting including under the captions “Compensation Discussion and Analysis,” “Executive Compensation”, “Director Compensation” and “2023 Director Compensation Table”.  The information set forth under the subcaption “Human Resources Committee Report” and “Audit Committee Report” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent AEP specifically incorporates such report by reference therein.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AEP

The information relating to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2024 Annual Meeting under the caption “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Directors and Executive Officers.”

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,500,803	—	3,698,144
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,500,803	—	3,698,144

(a)The balance includes unvested performance shares and restricted stock units as well as vested performance shares deferred as AEP career shares and stock units payable to outside directors after their service to the Company ends, all of which will be settled and paid in shares of AEP common stock. For performance shares, the total includes the target number of shares that could be granted if performance meets target objectives. The number of securities that would be granted, with respect to performance shares, if performance meets the maximum payout level, is two times the amount included in this total.
(b)No consideration is required from participants for the exercise or vesting of any outstanding AEP equity compensation awards.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

AEP

The information called for by this Item 13 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2024 Annual Meeting under the captions “Transactions with Related Persons” and “Director Independence.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

AEP

The information called for by this Item 14 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2024 Annual Meeting under the captions “Audit and Non-Audit Fees,” “Audit Committee Report” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Each of the above is a wholly-owned subsidiary of AEP and does not have a separate audit committee. A description of the AEP Audit Committee pre-approval policies, which apply to these companies, is contained in the definitive proxy statement of AEP for the 2024 Annual Meeting of shareholders. The following table presents directly billed fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of these companies’ annual financial statements for the years ended December 31, 2023 and 2022, and fees directly billed for other services rendered by PricewaterhouseCoopers LLP during those periods. PricewaterhouseCoopers LLP also provides additional professional and other services to AEP subsidiaries, the cost of which may ultimately be allocated to these companies though not billed directly to them. For a description of these fees and services, see the description of principal accounting fees and services for AEP above.

	AEP Texas		AEPTCo		APCo
	2023	2022	2023	2022	2023	2022
Audit Fees	$1,465,285	$1,309,196	$1,633,905	$1,492,709	$1,702,568	$1,682,664
Audit-Related Fees	38,333	65,222	—	—	44,250	70,294
Total	$1,503,618	$1,374,418	$1,633,905	$1,492,709	$1,746,818	$1,752,958

	I&M		OPCo		PSO
	2023	2022	2023	2022	2023	2022
Audit Fees	$1,459,950	$1,453,010	$1,191,662	$1,053,853	$770,975	$861,937
Audit-Related Fees	15,833	11,009	15,833	11,009	44,250	160,294
Total	$1,475,783	$1,464,019	$1,207,495	$1,064,862	$815,225	$1,022,231

	SWEPCo
	2023	2022
Audit Fees	$1,123,641	$1,012,800
Audit-Related Fees	27,667	26,821
Total	$1,151,308	$1,039,621

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)(1) FINANCIAL STATEMENTS:

The following financial statements have been incorporated herein by reference pursuant to Item 8.

AEP and Subsidiary Companies:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021; Consolidated Balance Sheets as of December 31, 2023 and 2022; Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; Notes to Financial Statements of Registrants.

AEP Texas, APCo and I&M:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; Consolidated Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2023, 2022 and 2021; Consolidated Balance Sheets as of December 31, 2023 and 2022; Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; Notes to Financial Statements of Registrants.

AEPTCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2023, 2022 and 2021; Consolidated Balance Sheets as of December 31, 2023 and 2022; Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; Notes to Financial Statements of Registrants.

OPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; Consolidated Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2023, 2022 and 2021; Consolidated Balance Sheets as of December 31, 2023 and 2022; Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; Notes to Financial Statements of Registrants.

PSO:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Statements of Income for the years ended December 31, 2023, 2022 and 2021; Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2023, 2022 and 2021; Balance Sheets as of December 31, 2023 and 2022; Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; Notes to Financial Statements of Registrants.

SWEPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021; Consolidated Balance Sheets as of December 31, 2023 and 2022; Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; Notes to Financial Statements of Registrants.

(a)(2) FINANCIAL STATEMENT SCHEDULES:	Page Number
Schedule I
Condensed Financial Information of American Electric Power Company, Inc. (Parent)
Condensed Statements of Income and Comprehensive Income- Years Ended December 31, 2023, 2022 and 2021	S-2
Condensed Balance Sheets - December 31, 2023 and 2022	S-3
Condensed Statements of Cash Flows - Years Ended December 31, 2023, 2022 and 2021	S-5
Condensed Notes to Condensed Financial Information	S-6

Schedule II
AEP
Valuation and Qualifying Accounts and Reserves - Years Ended December 31, 2023, 2022 and 2021	S-9

Schedule I
Condensed Financial Information of AEP Transmission Company, LLC (AEPTCo Parent)
Condensed Statements of Income - Years Ended December 31, 2023, 2022 and 2021	S-11
Condensed Balance Sheets - December 31, 2023 and 2022	S-12
Condensed Statements of Cash Flows - Years Ended December 31, 2023, 2022 and 2021	S-14
Condensed Notes to Condensed Financial Information	S-15

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

American Electric Power Company, Inc.

By:	/s/ Charles E. Zebula
(Charles E. Zebula, Executive Vice President
and Chief Financial Officer)
Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Benjamin G.S. Fowke, III	Interim Chief Executive Officer and President	February 26, 2024
(Benjamin G.S. Fowke, III)

(ii)	Principal Financial Officer:

	/s/ Charles E. Zebula	Executive Vice President and Chief Financial Officer	February 26, 2024
(Charles E. Zebula)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Senior Vice President, Controller and Chief Accounting Officer	February 26, 2024
(Kate Sturgess)

(iv)	A Majority of the Directors:

*J. Barnie Beasley, Jr.
*Benjamin G.S. Fowke, III
*Art A. Garcia
*Hunter C. Gary
*Linda A. Goodspeed
*Donna A. James
*Sandra Beach Lin
*Henry P. Linginfelter
*Margaret M. McCarthy
*Daryl Roberts
*Daniel G. Stoddard
*Sara Martinez Tucker
*Lewis Von Thaer

*By:	/s/ Charles E. Zebula		February 26, 2024
(Charles E. Zebula, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

AEP Texas Inc.

By:	/s/ Charles E. Zebula
(Charles E. Zebula, Vice President and Chief Financial Officer)
Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Benjamin G.S. Fowke, III	Chair of the Board, Interim Chief Executive Officer and Director	February 26, 2024
(Benjamin G.S. Fowke, III)

(ii)	Principal Financial Officer:

	/s/ Charles E. Zebula	Vice President, Chief Financial Officer and Director	February 26, 2024
(Charles E. Zebula)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 26, 2024
(Kate Sturgess)

(iv)	A Majority of the Directors:

*Christian T. Beam
*David M. Feinberg
*Therace M. Risch
*Peggy I. Simmons
Benjamin G.S. Fowke, III
*Judith E. Talavera
*Phillip R. Ulrich
Charles E. Zebula

*By:	/s/ Charles E. Zebula		February 26, 2024
(Charles E. Zebula, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

AEP Transmission Company, LLC

By:	/s/ Charles E. Zebula
(Charles E. Zebula, Vice President
and Chief Financial Officer)
Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Benjamin G.S. Fowke, III	Chair of the Board, Interim Chief Executive Officer and Manager	February 26, 2024
(Benjamin G.S. Fowke, III)

(ii)	Principal Financial Officer:

	/s/ Charles E. Zebula	Vice President, Chief Financial Officer and Manager	February 26, 2024
(Charles E. Zebula)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 26, 2024
(Kate Sturgess)

(iv)	A Majority of the Managers:

*Christian T. Beam
*David M. Feinberg
Benjamin G.S. Fowke, III
Charles E. Zebula

*By:	/s/ Charles E. Zebula		February 26, 2024
(Charles E. Zebula, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Appalachian Power Company

By:	/s/ Charles E. Zebula
(Charles E. Zebula, Vice President and Chief Financial Officer)
Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Benjamin G.S. Fowke, III	Chair of the Board, Interim Chief Executive Officer and Director	February 26, 2024
(Benjamin G.S. Fowke, III)

(ii)	Principal Financial Officer:

	/s/ Charles E. Zebula	Vice President, Chief Financial Officer and Director	February 26, 2024
(Charles E. Zebula)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 26, 2024
(Kate Sturgess)

(iv)	A Majority of the Directors:

*Christian T. Beam
*David M. Feinberg
*Therace M. Risch
*Peggy I. Simmons
Benjamin G.S. Fowke, III
*Antonio P. Smyth
*Phillip R. Ulrich
*Aaron D. Walker
Charles E. Zebula

*By:	/s/ Charles E. Zebula		February 26, 2024
(Charles E. Zebula, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Indiana Michigan Power Company

By:	/s/ Charles E. Zebula
(Charles E. Zebula, Vice President,
and Chief Financial Officer)
Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Benjamin G.S. Fowke, III	Chair of the Board, Interim Chief Executive Officer and Director	February 26, 2024
(Benjamin G.S. Fowke, III)

(ii)	Principal Financial Officer:

	/s/ Charles E. Zebula	Vice President, Chief Financial Officer and Director	February 26, 2024
(Charles E. Zebula)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 26, 2024
(Kate Sturgess)

(iv)	A Majority of the Directors:

*Steven F. Baker
*Katherine K. Davis
*Nicholas M. Elkins
*David S. Isaacson
*Peggy I. Simmons
Benjamin G.S. Fowke, III
*Andrew J. Williamson
Charles E. Zebula

*By:	/s/ Charles E. Zebula		February 26, 2024
(Charles E. Zebula, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Ohio Power Company

By:	/s/ Charles E. Zebula
(Charles E. Zebula, Vice President and Chief Financial Officer)
Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Benjamin G.S. Fowke, III	Chair of the Board, Interim Chief Executive Officer and Director	February 26, 2024
(Benjamin G.S. Fowke, III)

(ii)	Principal Financial Officer:

	/s/ Charles E. Zebula	Vice President, Chief Financial Officer and Director	February 26, 2024
(Charles E. Zebula)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 26, 2024
(Kate Sturgess)

(iv)	A Majority of the Directors:

*Christian T. Beam
*David M. Feinberg
*Marc D. Reitter
*Therace M. Risch
*Peggy I. Simmons
Benjamin G.S. Fowke, III
*Antonio P. Smyth
*Phillip R. Ulrich
Charles E. Zebula

*By:	/s/ Charles E. Zebula		February 26, 2024
(Charles E. Zebula, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Public Service Company of Oklahoma

By:	/s/ Charles E. Zebula
(Charles E. Zebula, Vice President and Chief Financial Officer)
Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Benjamin G.S. Fowke, III	Chair of the Board, Interim Chief Executive Officer and Director	February 26, 2024
(Benjamin G.S. Fowke, III)

(ii)	Principal Financial Officer:

	/s/ Charles E. Zebula	Vice President, Chief Financial Officer and Director	February 26, 2024
(Charles E. Zebula)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 26, 2024
(Kate Sturgess)

(iv)	A Majority of the Directors:

*Christian T. Beam
*David M. Feinberg
*Therace M. Risch
*Peggy I. Simmons
Benjamin G.S. Fowke, III
*Antonio P. Smyth
*Leigh Anne Strahler
*Phillip R. Ulrich
Charles E. Zebula

*By:	/s/ Charles E. Zebula		February 26, 2024
(Charles E. Zebula, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Southwestern Electric Power Company

By:	/s/ Charles E. Zebula
(Charles E. Zebula, Vice President and Chief Financial Officer)
Date: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ Benjamin G.S. Fowke, III	Chair of the Board, Interim Chief Executive Officer and Director	February 26, 2024
(Benjamin G.S. Fowke, III)

(ii)	Principal Financial Officer:

	/s/ Charles E. Zebula	Vice President, Chief Financial Officer and Director	February 26, 2024
(Charles E. Zebula)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 26, 2024
(Kate Sturgess)

(iv)	A Majority of the Directors:

*Christian T. Beam
*David M. Feinberg
*D. Brett Mattison
*Therace M. Risch
*Peggy I. Simmons
Benjamin G.S. Fowke, III
*Antonio P. Smyth
*Phillip R. Ulrich
Charles E. Zebula

*By:	/s/ Charles E. Zebula		February 26, 2024
(Charles E. Zebula, Attorney-in-Fact)

INDEX OF FINANCIAL STATEMENT SCHEDULES

Page Number
The following financial statement schedules are included in this report on the pages indicated:

American Electric Power Company, Inc. (Parent):
Schedule I – Condensed Financial Information	S-2
Schedule I – Condensed Notes to Condensed Financial Information	S-6

American Electric Power Company, Inc. and Subsidiary Companies:
Schedule II – Valuation and Qualifying Accounts and Reserves	S-9

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2023, 2022 and 2021
(in millions, except per-share and share amounts)

	Years Ended December 31,
	2023	2022	2021
REVENUES
Revenues	$5.1	$5.1	$6.7
TOTAL REVENUES	5.1	5.1	6.7

EXPENSES
Other Operation	16.7	84.9	42.7
Loss on the Expected Sale of the Kentucky Operations	—	363.3	—
Depreciation and Amortization	0.5	0.4	0.4
Amortization of KPCo Basis Difference	(16.5)	—	—
TOTAL EXPENSES	0.7	448.6	43.1

OPERATING INCOME (LOSS)	4.4	(443.5)	(36.4)

Other Income (Expense):
Interest Income	181.0	80.3	18.9
Interest Expense	(526.3)	(275.5)	(169.3)

LOSS BEFORE INCOME TAX BENEFIT AND EQUITY EARNINGS	(340.9)	(638.7)	(186.8)

Income Tax Benefit	(80.8)	(136.3)	(73.5)
Equity Earnings of Unconsolidated Subsidiaries	2,468.2	2,809.6	2,601.4

NET INCOME	2,208.1	2,307.2	2,488.1

Other Comprehensive Income (Loss)	(139.2)	(101.1)	269.9

TOTAL COMPREHENSIVE INCOME	$2,068.9	$2,206.1	$2,758.0

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	518,903,682	511,841,946	500,522,177

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.26	$4.51	$4.97

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	520,206,258	513,484,609	501,784,032

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$4.24	$4.49	$4.96

See Condensed Notes to Condensed Financial Information beginning on page S-6.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT ASSETS
Cash and Cash Equivalents	$197.8	$254.2
Other Temporary Investments	2.6	2.5
Advances to Affiliates	2,004.5	4,012.1
Accounts Receivable:
Affiliated Companies	47.7	78.6
General	2.7	0.5
Total Accounts Receivable	50.4	79.1
Accrued Tax Benefits	77.7	39.3
Prepayments and Other Current Assets	11.6	17.7
TOTAL CURRENT ASSETS	2,344.6	4,404.9

PROPERTY, PLANT AND EQUIPMENT
General	3.1	2.7
Total Property, Plant and Equipment	3.1	2.7
Accumulated Depreciation, Depletion and Amortization	1.4	1.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	1.7	1.5

OTHER NONCURRENT ASSETS
Investments in Unconsolidated Subsidiaries	33,598.6	31,183.7
Affiliated Notes Receivable	295.0	85.0
Deferred Charges and Other Noncurrent Assets	137.0	196.5
TOTAL OTHER NONCURRENT ASSETS	34,030.6	31,465.2

TOTAL ASSETS	$36,376.9	$35,871.6

See Condensed Notes to Condensed Financial Information beginning on page S-6.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2023 and 2022
(dollars in millions)

			December 31,
			2023	2022
	CURRENT LIABILITIES
	Advances from Affiliates		$728.3	$919.9
	Accounts Payable:
	General		11.1	5.1
	Affiliated Companies		12.3	34.2
	Short-term Debt		1,937.9	3,362.2
	Long-term Debt Due Within One Year – Nonaffiliated		1,104.0	1,050.0
	Other Current Liabilities		137.7	126.3
	TOTAL CURRENT LIABILITIES		3,931.3	5,497.7

	NONCURRENT LIABILITIES
	Long-term Debt – Nonaffiliated		7,086.9	6,322.5
	Deferred Credits and Other Noncurrent Liabilities		69.5	112.1
	TOTAL NONCURRENT LIABILITIES		7,156.4	6,434.6

	TOTAL LIABILITIES		11,087.7	11,932.3

	MEZZANINE EQUITY
	Contingently Redeemable Performance Share Awards		42.5	45.9

	COMMON SHAREHOLDERS’ EQUITY
	Common Stock – Par Value – $6.50 Per Share:
	2023	2022
Shares Authorized	600,000,000	600,000,000
Shares Issued	527,369,157	525,099,321
	(1,184,572 and 11,233,240 Shares were Held in Treasury as of December 31, 2023 and 2022, Respectively)		3,427.9	3,413.1
	Paid-in Capital		9,073.9	8,051.0
	Retained Earnings		12,800.4	12,345.6
	Accumulated Other Comprehensive Income (Loss)		(55.5)	83.7
	TOTAL AEP COMMON SHAREHOLDERS’ EQUITY		25,246.7	23,893.4

	TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY		$36,376.9	$35,871.6

See Condensed Notes to Condensed Financial Information beginning on page S-6.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$2,208.1	$2,307.2	$2,488.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	0.5	0.4	0.4
Amortization of KPCo Basis Difference	(16.5)	—	—
Deferred Income Taxes	59.7	(63.3)	(63.9)
Loss on the Expected Sale of the Kentucky Operations	—	363.3	—
Equity Earnings of Unconsolidated Subsidiaries	(2,468.2)	(2,809.6)	(2,601.4)
Cash Dividends Received from Unconsolidated Subsidiaries	686.3	603.9	787.2
Change in Other Noncurrent Assets	(28.4)	(5.0)	(3.5)
Change in Other Noncurrent Liabilities	92.3	83.5	94.0
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	28.7	(61.0)	18.4
Accounts Payable	(15.9)	1.1	27.2
Other Current Assets	(3.6)	(6.0)	(0.5)
Other Current Liabilities	(14.5)	(76.6)	77.9
Net Cash Flows from Operating Activities	528.5	337.9	823.9

INVESTING ACTIVITIES
Construction Expenditures	(0.8)	(0.7)	(0.5)
Change in Advances to Affiliates, Net	2,007.6	(1,411.3)	562.9
Capital Contributions to Unconsolidated Subsidiaries	(789.9)	(568.3)	(1,185.0)
Return of Capital Contributions from Unconsolidated Subsidiaries	56.6	24.5	—
Issuance of Notes Receivable to Unconsolidated Subsidiaries	(210.0)	(20.0)	—
Repayment of Notes Receivable from Unconsolidated Subsidiaries	—	—	92.3
Other Investing Activities	—	(0.2)	—
Net Cash Flows from (Used for) Investing Activities	1,063.5	(1,976.0)	(530.3)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	999.6	826.5	600.5
Issuance of Long-term Debt	1,829.8	986.6	915.0
Issuance of Short-term Debt with Original Maturities Greater Than 90 Days	1,069.9	833.9	1,393.3
Change in Short-term Debt with Original Maturities Less Than 90 Day, Net	(1,365.4)	1,650.4	(610.3)
Retirement of Long-term Debt	(1,050.0)	(300.0)	(400.0)
Change in Advances from Affiliates, Net	(191.6)	336.9	135.8
Redemption of Short-term Debt with Original Maturities Greater Than 90 Days	(1,128.8)	(986.1)	(771.3)
Dividends Paid on Common Stock	(1,752.3)	(1,628.7)	(1,507.7)
Other Financing Activities	(59.6)	(74.5)	(101.3)
Net Cash Flows from (Used for) Financing Activities	(1,648.4)	1,645.0	(346.0)

Net Increase (Decrease) in Cash and Cash Equivalents	(56.4)	6.9	(52.4)
Cash and Cash Equivalents at Beginning of Period	254.2	247.3	299.7
Cash and Cash Equivalents at End of Period	$197.8	$254.2	$247.3

See Condensed Notes to Condensed Financial Information beginning on page S-6.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of Parent is required as a result of the restricted net assets of AEP consolidated subsidiaries exceeding 25% of AEP consolidated net assets as of December 31, 2023.  Parent is a public utility holding company that owns all of the outstanding common stock of its public utility subsidiaries and varying percentages of other subsidiaries, including joint ventures and equity investments.  The primary source of income for Parent is equity in its subsidiaries’ earnings.  Its major source of cash is dividends from the subsidiaries, which are evaluated for cash flow presentation based on the nature of the distribution.  Parent borrows the funds for the money pool that is used by the subsidiaries for their short-term cash needs. Parent financial statements should be read in conjunction with the AEP consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, AEP wholly-owned and majority-owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

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

Upon reverting to a held and used model, AEP Parent was required to present its investment in the Kentucky Operations at the lower of fair value or historical carrying value. As a result, AEP Parent’s December 31, 2022 balance sheets reflect a $363 million pretax reduction in the basis of its investment in KPCo’s assets which is recorded in Investments in Unconsolidated Subsidiaries. In 2023, the $363 million was reduced by $28 million to remove the impact of estimated costs to sell KPCo and KTCo which was included in the Loss on the Expected Sale of the Kentucky Operations in 2022. The reduced investment in KPCo’s assets is being amortized over the 30-year average useful life of the KPCo assets.

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Parent and its subsidiaries are parties to environmental and other legal matters. For further discussion, see Note 6 - Commitments, Guarantees and Contingencies included in the 2023 Annual Report.

3.  FINANCING ACTIVITIES

The following details long-term debt outstanding as of December 31, 2023 and 2022:

Long-term Debt

		Weighted-Average	Interest Rate Ranges as of		Outstanding as of
		Interest Rate as of	December 31,		December 31,
Type of Debt	Maturity	December 31, 2023	2023	2022	2023	2022
					(in millions)
Senior Unsecured Notes	2025-2050	4.29%	1.00%-5.95%	0.75%-5.95%	$5,265.0	$4,454.0
Pollution Control Bonds	2024-2029 (a)	2.26%	1.90%-2.60%	1.90%-2.60%	537.8	537.2
Junior Subordinated Notes	2024-2027	3.90%	2.03%-5.70%	1.30%-3.88%	2,388.1	2,381.3
Total Long-term Debt Outstanding					8,190.9	7,372.5
Long-term Debt Due Within One Year					1,104.0	1,050.0
Long-term Debt					$7,086.9	$6,322.5

(a)Certain Pollution Control Bonds are subject to redemption earlier than the maturity date.

Long-term debt outstanding as of December 31, 2023 is payable as follows:

	2024	2025	2026	2027	2028	After 2028	Total
	(in millions)
Principal Amount (a)	$1,104.0	$1,264.1	$—	$1,717.6	$775.0	$3,389.9	$8,250.6
Unamortized Discount, Net and Debt Issuance Costs							(59.7)
Total Long-term Debt Outstanding							$8,190.9

(a)Amounts reflect the impact of fair value hedge accounting. See “Accounting for Fair Value Hedging Strategies” section of Note 10 included in the 2023 Annual Report for additional information.

Short-term Debt

Parent’s outstanding short-term debt was as follows:

	December 31, 2023		December 31, 2022
Type of Debt	Outstanding Amount	Weighted-Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate
	(in millions)		(in millions)
Commercial Paper	$1,937.9	5.69%	$2,862.2	4.80%
Term Loan	—	—%	125.0	5.17%
Term Loan	—	—%	150.0	5.17%
Term Loan	—	—%	100.0	5.23%
Term Loan	—	—%	125.0	4.87%
Total Short-term Debt	$1,937.9		$3,362.2

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

Interest expense related to Parent’s short-term borrowing is included in Interest Expense on Parent’s statements of income.  Parent incurred interest expense for amounts borrowed from subsidiaries of $33 million, $30 million and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Interest income related to Parent’s short-term lending is included in Interest Income on Parent’s statements of income.  Parent earned interest income for amounts advanced to subsidiaries of $164 million, $71 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Affiliated Notes

Parent issued long-term debt, portions of which were loaned to its subsidiaries.  Parent pays interest on the affiliated notes, but the subsidiaries accrue interest for their share of the affiliated borrowing and remit the interest to Parent.  Interest income related to Parent’s loans to subsidiaries is included in Interest Income on Parent’s statements of income.  Parent earned interest income on loans to subsidiaries of $6 million, $3 million and $2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

AEP		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Accumulated Provision for Uncollectible Accounts:
Year Ended December 31, 2023	$57.1	$15.0	$—	$12.0	$60.1
Year Ended December 31, 2022	55.4	41.2	0.8	40.3	57.1
Year Ended December 31, 2021	71.1	20.3	0.6	36.6	55.4

(a)Recoveries offset by reclasses to other assets and liabilities.
(b)Uncollectible accounts written off.

Schedule II for the Registrant Subsidiaries is not presented because the amounts are not material.

INDEX OF AEP TRANSMISSION COMPANY, LLC (AEPTCO PARENT)
FINANCIAL STATEMENT SCHEDULES

Page Number
The following financial statement schedules are included in this report on the pages indicated:

AEP Transmission Company, LLC (AEPTCo Parent):
Schedule I – Condensed Financial Information	S-11
Schedule I – Condensed Notes to Condensed Financial Information	S-15

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
EXPENSES
Other Operation	$0.2	$0.7	$0.2
TOTAL EXPENSES	0.2	0.7	0.2

OPERATING LOSS	(0.2)	(0.7)	(0.2)

Other Income (Expense):
Interest Income - Affiliated	218.0	177.8	158.1
Interest Expense	(215.1)	(177.1)	(157.7)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS OF UNCONSOLIDATED SUBSIDIARIES	2.7	—	0.2

Income Tax Expense	1.4	—	—
Equity Earnings of Unconsolidated Subsidiaries	612.9	594.2	591.5

NET INCOME	$614.2	$594.2	$591.7

See Condensed Notes to Condensed Financial Information beginning on page S-15.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT ASSETS
Accounts Receivable:
General	$28.1	$—
Affiliated Companies	44.0	34.6
Total Accounts Receivable	72.1	34.6
Notes Receivable - Affiliated	95.0	60.0
TOTAL CURRENT ASSETS	167.1	94.6

OTHER NONCURRENT ASSETS
Notes Receivable - Affiliated	5,319.4	4,722.8
Investments in Unconsolidated Subsidiaries	6,476.2	6,021.2
TOTAL OTHER NONCURRENT ASSETS	11,795.6	10,744.0

TOTAL ASSETS	$11,962.7	$10,838.6

See Condensed Notes to Condensed Financial Information beginning on page S-15.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2023 and 2022
(in millions)

	December 31,
	2023	2022
CURRENT LIABILITIES
Advances from Affiliates	$42.7	$27.8
Accounts Payable:
General	35.4	78.1
Affiliated Companies	81.5	42.2
Long-term Debt Due Within One Year – Nonaffiliated	95.0	60.0
Accrued Interest	39.6	28.8
Other Current Liabilities	15.8	5.9
TOTAL CURRENT LIABILITIES	310.0	242.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	5,319.4	4,722.8
TOTAL NONCURRENT LIABILITIES	5,319.4	4,722.8

TOTAL LIABILITIES	5,629.4	4,965.6

MEMBER’S EQUITY
Paid-in Capital	3,043.4	3,022.3
Retained Earnings	3,289.9	2,850.7
TOTAL MEMBER’S EQUITY	6,333.3	5,873.0

TOTAL LIABILITIES AND MEMBER’S EQUITY	$11,962.7	$10,838.6

See Condensed Notes to Condensed Financial Information beginning on page S-15.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net Income	$614.2	$594.2	$591.7
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Equity Earnings of Unconsolidated Subsidiaries	(612.9)	(594.2)	(591.5)
Change in Other Noncurrent Assets	3.8	—	—
Change in Other Noncurrent Liabilities	11.5	9.1	6.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(37.5)	(2.2)	(5.9)
Accounts Payable	36.6	(0.6)	4.8
Accrued Interest	10.8	—	4.9
Other Current Liabilities	(30.5)	(0.8)	12.3
Net Cash Flows from (Used for) Operating Activities	(4.0)	5.5	22.5

INVESTING ACTIVITIES
Change in Advances to Affiliates, Net	—	12.7	96.3
Repayment of Notes Receivable from Affiliated Companies	60.0	104.0	50.0
Issuance of Notes Receivable to Affiliated Companies	(700.0)	(550.0)	(450.0)
Return of Capital Contributions from Unconsolidated Subsidiaries	183.7	130.0	—
Capital Contributions to Subsidiaries	(29.7)	(69.5)	(184.0)
Net Cash Flows Used for Investing Activities	(486.0)	(372.8)	(487.7)

FINANCING ACTIVITIES
Capital Contributions from Member	29.7	72.7	184.0
Return of Capital to Member	(8.6)	—	—
Issuance of Long-term Debt – Nonaffiliated	689.0	540.8	443.7
Retirement of Long-term Debt – Nonaffiliated	(60.0)	(104.0)	(50.0)
Change in Advances from Affiliates, Net	14.9	27.8	—
Dividends Paid to Member	(175.0)	(170.0)	(112.5)
Net Cash Flows from Financing Activities	490.0	367.3	465.2

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

See Condensed Notes to Condensed Financial Information beginning on page S-15.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of AEPTCo Parent is required as a result of the restricted net assets of AEPTCo consolidated subsidiaries exceeding 25% of AEPTCo consolidated net assets as of December 31, 2023.  AEPTCo Parent is the direct holding company for the seven State Transcos.  The primary source of income for AEPTCo Parent is equity in its subsidiaries’ earnings. AEPTCo Parent financial statements should be read in conjunction with the AEPTCo consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, AEPTCo wholly-owned and majority-owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

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

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

AEPTCo Parent and its subsidiaries are parties to legal matters.  For further discussion, see Note 6 - Commitments, Guarantees and Contingencies included in the 2023 Annual Report.

3.  FINANCING ACTIVITIES

For discussion of Financing Activities, see Note 14 - Financing Activities to AEPTCo’s audited consolidated financial statements included in the 2023 Annual Report.

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

Long-term Lending to Subsidiaries

AEPTCo Parent enters into debt arrangements with nonaffiliated entities. AEPTCo Parent has long-term debt of $5.4 billion and $4.8 billion as of December 31, 2023 and 2022, respectively. AEPTCo Parent uses the proceeds from these nonaffiliated debt arrangements to make affiliated loans to its State Transcos using the same interest rates and maturity dates as the nonaffiliated debt arrangements. AEPTCo Parent has recorded Notes Receivable – Affiliated of $5.4 billion and $4.8 billion as of December 31, 2023 and 2022, respectively. Related to these nonaffiliated and affiliated debt arrangements, AEPTCo Parent has recorded Accrued Interest of $40 million and $29 million as of December 31, 2023 and 2022, respectively. AEPTCo Parent has also recorded Accounts Receivable – Affiliated Companies of $44 million and $35 million as of December 31, 2023 and 2022, respectively. AEPTCo Parent has recorded Interest Income – Affiliated of $215 million, $177 million and $158 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to the Notes Receivable – Affiliated. AEPTCo Parent has recorded Interest Expense of $215 million, $177 million and $158 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to the nonaffiliated debt arrangements.

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

Interest expense related to AEPTCo Parent’s short-term borrowing is included in Interest Expense on AEPTCo Parent’s statements of income.  AEPTCo Parent incurred immaterial interest expense for amounts borrowed from AEP affiliates for the years ended December 31, 2023, 2022 and 2021.

Interest income related to AEPTCo Parent’s short-term lending is included in Interest Income – Affiliated on AEPTCo Parent’s statements of income.  AEPTCo Parent earned interest income for amounts advanced to AEP affiliates of $3 million, $915 thousand and $400 thousand for the year ended December 31, 2023, 2022 and 2021, respectively.

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

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

AEP‡ File No. 1-3525

3(a)	Composite of the Restated Certificate of Incorporation of AEP, dated April 26, 2022.	2023 Form 10-K, Ex 3(a)

3(b)	Composite By-Laws of AEP amended as of April 25, 2023.	Form 8-K, Ex 3(b) dated April 28, 2023

4(a)	Indenture (for unsecured debt securities), dated as of May 1, 2001, between AEP and The Bank of New York, as Trustee.
Registration Statement No. 333-86050, Ex 4(a)(b)(c)
Registration Statement No. 333-105532, Ex 4(d)(e)(f)
Registration Statement No. 333-200956, Ex 4(b)
Registration Statement No. 333-222068, Ex 4(b) Registration Statement No. 333-249918, Ex 4(b)(c)
Registration Statement No. 333-275345, Ex 4(b)(c)(d)

4(a)1	Company Order and Officer’s Certificate between AEP and The Bank of New York Mellon Trust Company, N.A. as Trustee dated December 8, 2023 establishing terms of the 5.20% Senior Notes, Series R due 2029.	Form 8-K, Ex. 4(a) dated December 8, 2023

4(b)	Junior Subordinated Indenture, dated March 1, 2008, between AEP and The Bank of New York Mellon Trust Company, N.A., as Trustee for the Junior Subordinated Debentures.	Registration Statement No. 333-156387, Ex 4(c) (d) Registration Statement No. 333-249918, Ex 4(f)(g)

4(c)	Purchase Contract and Pledge Agreement, dated as of March 19, 2019, between AEP and The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, collateral agent, custodial agent and securities intermediary.	Registration Statement No. 333-249918, Ex 4(h)

4(c)1	Purchase Contract and Pledge Agreement dated as of August 14, 2020, between AEP and The Bank of New York Mellon Trust Company, N.A., as purchase contract agent, collateral agent, custodial agent and securities intermediary.	Registration Statement No. 333-249918, Ex 4(i)

4(d)	$4,000,000,000 Credit Agreement dated March 31, 2021 among the Company, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4.2 dated March 31, 2021

4(d)1	April 7, 2022 Amendment and extension to $4,000,000,000 Credit Agreement dated March 31, 2021 among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4(a) dated March 31, 2022

4(e)	$1,000,000,000 Credit Agreement dated March 31, 2021 among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4.3 dated March 31, 2021

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(e)1	April 7, 2022 Amendment and extension to $1,000,000,000 Credit Agreement dated March 31, 2021 among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4(b) dated March 31, 2022

4(e)2	March 31, 2023 Amendment and extension to $1,000,000,000 Credit Agreement dated March 31, 2021 among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4(b) dated March 31, 2023

4(f)	Distribution Agreement, dated November 6, 2020, between AEP and Credit Suisse Securities (USA) LLC, Barclays Capital Inc., BofA Securities, Inc., BNY Mellon Capital Markets, LLC, Citigroup Global Markets Inc., Scotia Capital (USA) Inc., Credit Suisse Capital LLC, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A.	Form 8-K, Ex 1.1, November 6, 2020

4(g)	Description of Securities.	2020 Form 10-K, Ex 4(c)

10(a)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

†10(b)	AEP Retainer Deferral Plan for Non-Employee Directors, as Amended and Restated effective October 1, 2020.	Form 10-Q, Ex 10.2, September 30, 2020

†10(c)	AEP Stock Unit Accumulation Plan for Non-Employee Directors as amended October 1, 2020.	Form 10-Q, Ex 10.3, September 30, 2020

†10(c)1	AEP Stock Unit Accumulation Plan for Non-Employee Directors as amended June 1, 2022.	2021 Form 10-K, Ex 10(d)1

†10(d)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2020.	2019 Form 10-K, Ex 10(e)

†10(d)1	Guaranty by AEP of AEPSC Excess Benefits Plan.	1990 Form 10-K, Ex 10(h)(1)(B)

†10(e)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of October 6, 2021 (Non-Qualified).	2022 Form 10-K, Ex 10(e)

†10(f)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3)

†10(f)1A	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(l)(3)(A)

†10(f)2A	Second Amendment to AEPSC Umbrella Trust for Executives.	2018 Form 10-K, Ex 10(g)(2)(A)

†10(g)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of June 1, 2019.	Form 10-Q, Ex 10(1), September 30, 2019

†10(h)	AEP Change In Control Agreement, as Revised Effective January 1, 2017.	Form 10-Q, Ex 10(c), September 30, 2016

†10(i)	Amended and Restated AEP System Long-Term Incentive Plan as of September 21, 2016.	Form 10-Q, Ex 10(a), September 30, 2016

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

†10(i)1A	Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 30, 2018

†10(i)2A	Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan as Amended and Restated effective January 1, 2022.	2022 Form 10-K, Ex 10(i)2A

†10(j)	AEP System Stock Ownership Requirement Plan Amended and Restated effective October 1, 2020.	Form 10-Q, Ex 10.1, September 30, 2020

†10(k)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2020.	2019 Form 10-K, Ex 10(l)

†10(l)	AEP Executive Severance Plan Amended effective January 4, 2021.	2020 Form 10-K, Ex 10(n)

†10(l)(1)	AEP Executive Severance Plan Amended and Restated effective February 20, 2023.	2022 Form 10-K, Ex 10(l)(1)

†10(m)	Severance, Release of All Claims, and Non-competition Agreement between American Electric Power Company, Inc. and Ann P. Kelly.	Form 10-Q, Ex 10, dated September 30, 2023

*†10(n)	AEP Aircraft Timesharing Agreement dated January 1, 2023 between American Electric Power Service Corporation and Julia A. Sloat.

10(o)	Stock Purchase Agreement dated as of October 26, 2021 among AEP, AEPTCo and Liberty Utilities Co.	Form 10-Q, Ex 10, dated September 30, 2021

10(o)1A	First Amendment to Stock Purchase Agreement dated September 29, 2022 among AEP, AEPTCo and Liberty Utilities Co.	Form 10-Q, Ex 10, dated September 30, 2022

10(o)2A	Second Amendment to Stock Purchase Agreement dated January 16, 2023 among AEP, AEPTCo and Liberty Utilities Co.	2022 Form 10-K, Ex 10(o)2A

10(o)3	Mutual Termination Agreement dated and effective April 17, 2023 among AEP, AEPTCo and Liberty Utilities Co. terminating the Stock Purchase Agreement dated October 26, 2021 the First Amendment to the Stock Purchase Agreement, dated as of September 29, 2022, and the Second Amendment to the Stock Purchase Agreement, dated as of January 16, 2023.	Form 10-Q, Ex 10 dated June 30, 2023

*†10(p)	Director Appointment and Nomination Agreement.

*21	List of subsidiaries of AEP.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*97	AEP Policy on Recouping Incentive Compensation

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

AEP TEXAS‡ File No. 333-221643

3(a)	Composite of the Restated Certificate of Incorporation, as amended.	Registration Statement No. 333-221643, Ex 3(a)

3(b)	Bylaws.	Registration Statement No. 333-221643, Ex 3(b)

4(a)	Indenture, dated as of September 1, 2017, between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.
Registration Statement No. 333-221643, Ex 4(a)-1,4(a)-2
Registration Statement No. 333-228657, Ex 4(a)-4,4(a)-5
Registration Statement No. 333-230613, Ex 4(a)(b)
Registration Statement No. 333-253585, Ex 4(b)(c)(d)

4(b)	Company Order and Officer’s Certificate between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 6, 2021 establishing terms of the 3.45% Senior Notes, Series J, due 2051.	Form 8-K, Ex 4(a) dated May 6, 2021

4(c)	Company Order and Officer’s Certificate between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 18, 2022 establishing terms of the 4.70% Senior Notes, Series K, due 2032 and the 5.25% Senior Notes, Series L, due 2052.	Form 10-Q, Ex 4 dated June 30, 2022

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(d)	Company Order and Officer’s Certificate between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 24, 2023 establishing terms of the 5.40% Senior Notes, Series M, due 2033.	Form 8-K, Ex 4(a) dated May 24, 2023

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

AEPTCo‡ File No. 333-217143

3(a)	Limited Liability Company Agreement of AEP Transmission Company, LLC dated as of January 27, 2006.	Registration Statement No. 333-217143, Ex 3(a)

3(b)	First Amendment to Limited Liability Company Agreement of AEPTCo dated as of May 21, 2013.	Registration Statement No. 333-217143, Ex 3(b)

4(a)	Indenture, dated as of November 1, 2016, between AEPTCo and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Registration Statement No. 333-217143, Ex 4(a)-1, 4(a)-2 Registration Statement No. 333-225325, Ex 4(b)(c)(d) Registration Statement No. 333-255605, Ex 4(b)(c)(d)(e)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(b)
Company Order and Officer’s Certificate between AEPTCo and The Bank of New York Mellon Trust Company, N.A. as Trustee dated August 4, 2021 establishing terms of the 2.75% Senior Notes, Series N, due 2051.
Form 8-K, Ex 4(a) dated August 4, 2021

4(c)	Company Order and Officer’s Certificate between AEPTCo and The Bank of New York Mellon Trust Company, N.A. as Trustee dated June 9, 2022 establishing terms of the 4.50% Senior Notes, Series O, due 2052.	Form 10-Q, Ex 4 dated June 30, 2022

4(d)	Company Order and Officer’s Certificate between AEPTCo and The Bank of New York Mellon Trust Company, N.A. as Trustee dated March 13, 2023 establishing terms of the 5.40% Senior Notes, Series P, due 2053.	Form 8-K, Ex 4(a) dated March 13, 2023

4(e)	Note Purchase Agreement, dated as of October 18, 2012 between AEPTCo and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-1

4(f)1	Supplement to Note Purchase Agreement, dated as of November 7, 2013 between AEPTCo and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-2

4(f)2	Supplement to Note Purchase Agreement, dated as of November 14, 2014 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-3

10	Stock Purchase Agreement dated as of October 26, 2021 among AEP, AEPTCo and Liberty Utilities Co.	Form 10-Q, Ex 10, dated September 30, 2021

10(1)A	First Amendment to Stock Purchase Agreement dated September 29, 2022 among AEP, AEPTCo and Liberty Utilities Co.	Form 10-Q, Ex 10, dated September 30, 2022

10(2)A	Second Amendment to Stock Purchase Agreement dated January 16, 2023 among AEP, AEPTCo and Liberty Utilities Co.	2023 Form 10-K, Ex 10(2)A

10(3)	Mutual Termination Agreement dated and effective April 17, 2023 among AEP, AEPTCo and Liberty Utilities Co. terminating the Stock Purchase Agreement dated October 26, 2021 the First Amendment to the Stock Purchase Agreement, dated as of September 29, 2022, and the Second Amendment to the Stock Purchase Agreement, dated as of January 16, 2023.	Form 10-Q, Ex 10 dated June 30, 2023

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

APCo‡ File No. 1-3457

3(a)	Composite of the Restated Articles of Incorporation of APCo, amended as of March 7, 1997.	1996 Form 10-K, Ex 3(d)

3(b)	Composite By-Laws of APCo, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The Bank of New York, As Trustee.
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
Registration Statement No. 333-108975, Ex 4(b)(c)(d)
Registration Statement No. 333-136538, Ex 4(b)(c)
Registration Statement No. 333-156182, Ex 4(b)
Registration Statement No. 333-185087, Ex 4(b)
Registration Statement No. 333-207836, Ex 4(b)
Registration Statement No. 333-225103, Ex 4(b)(c)(d)
Registration Statement No. 333-268880 Ex. 4(b)(c)

4(a)	Company Order and Officer’s Certificate between I&M and The Bank of New York Mellon Trust Company, N.A. as Trustee dated March 23, 2023 establishing terms of the 5.625% Senior Notes, Series P, due 2053.	Form 8-K, Ex 4(a) dated March 23, 2023.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended.	Registration Statement No. 33-32752, Ex 28(b)(1)(A)(B)

10(c)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 dated October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

OPCo‡ File No. 1-6543

3(a)	Composite of the Amended Articles of Incorporation of OPCo, dated June 3, 2002.	Form 10-Q, Ex 3(e), June 30, 2002

3(b)	Amended Code of Regulations of OPCo.	Form 10-Q, Ex 3(b), June 30, 2008

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(a)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between OPCo and Bankers Trust Company (now The Bank of New York Mellon Trust Company, N.A. as assignee of Deutsche Bank Trust Company Americas), as Trustee.
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
Registration Statement No. 333-275801, Ex 4(b)

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
Registration Statement No. 333-100623, Ex 4(a)(b)
Registration Statement No. 333-114665, Ex 4(b)(c)
Registration Statement No. 333-133548, Ex 4(b)(c)
Registration Statement No. 333-156319, Ex 4(b)(c)
Registration Statement No. 333-251378, Ex 4(b)(c)

4(b)	Tenth Supplemental Indenture between PSO and The Bank of New York Mellon Trust Company, N.A. as Trustee dated August 1, 2021 establishing terms of the 2.20% Senior Notes, Series J, due 2031 and the 3.15% Senior Notes Series K, due 2051.	Form 8-K, Ex 4(a) dated August 12, 2021

4(c)	Eleventh Supplemental Indenture dated as of January 1, 2023 between PSO and The Bank of New York Mellon Trust Company, N.A.as Trustee establishing terms of 5.25% Senior Notes Series L due 2033.	Form 8-K, Ex 4(a) dated January 5, 2023

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(d)	Credit Agreement dated as of January 19, 2021 among PSO as Borrower, Initial Lenders and Sumitomo Mitsui Banking Corporation as Administrative Agent.	2020 Form 10-K, Ex 4(d)

4(d)A	April 19, 2022 Amendment and extension to $500,000,000 Credit Agreement dated January 19, 2021 among PSO, Initial Lenders and Sumitomo Mitsui Banking Corporation as Administrative Agent.	Form 10-Q Ex 4(c) dated March 31, 2022

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

SWEPCo‡ File No. 1-3146

3(a)	Composite of Amended Restated Certificate of Incorporation of SWEPCo.	2008 Form 10-K, Ex 3(a)

3(a)(A)	Amendment to Amended Restated Certificate of Incorporation.	Form 8-K Ex 3.1 dated September 1, 2020

3(b)	Composite By-Laws of SWEPCo amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(a)	Indenture (for unsecured debt securities), dated as of February 4, 2000, between SWEPCo and The Bank of New York, as Trustee.
Registration Statement No. 333-96213
Registration Statement No. 333-87834, Ex 4(a)(b)
Registration Statement No. 333-100632, Ex 4(b)
Registration Statement No. 333-108045, Ex 4(b)
Registration Statement No. 333-145669, Ex 4(c)(d)
Registration Statement No. 333-161539, Ex 4(b)(c)
Registration Statement No. 333-194991, Ex 4(b)(c)
Registration Statement No. 333-208535, Ex 4(b)(c)
Registration Statement No. 333-226856, Ex 4(b)(c)
Registration Statement No. 333-238159, Ex 4(b) Registration Statement No. 333-258961, Ex 4(a)(b)

4(b)	Fifteenth Supplemental Indenture dated November 1, 2021 between SWEPCo and The Bank of New York Mellon Trust Company, N.A. as Trustee establishing terms of 3.25% Senior Notes Series O due 2051.	Form 8-K, Ex 4(a) dated November 3, 2021

4(c)	Sixteenth Supplemental Indenture dated March 1, 2023 between SWEPCo and The Bank of New York Mellon Trust Company, N.A. as Trustee establishing terms of 5.30% Senior Notes Series P due 2033.	Form 8-K, Ex 4(a) dated March 28, 2023

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.
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