Form 10-Q
period 2024-06-30
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2024-07-30
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2024
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

Number of shares of common stock outstanding of the Registrants as of
July 30, 2024

American Electric Power Company, Inc.	532,119,995
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	3,680
($18 par value)

(a)100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.
NA    Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
June 30, 2024

Page
Number
Glossary of Terms	i

Forward-Looking Information	v

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	41

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	47
Condensed Consolidated Financial Statements	50

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	56
Condensed Consolidated Financial Statements	58

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	63
Condensed Consolidated Financial Statements	66

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	72
Condensed Consolidated Financial Statements	75

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	81
Condensed Consolidated Financial Statements	85

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	90
Condensed Financial Statements	93

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	99
Condensed Consolidated Financial Statements	102

Index of Condensed Notes to Condensed Financial Statements of Registrants	108

Controls and Procedures	188

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
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

APSC	Arkansas Public Service Commission.
ARO	Asset Retirement Obligations.
ASU	Accounting Standards Update.
ATM	At-the-Market.
CAA	Clean Air Act.
CAMT	Corporate Alternative Minimum Tax.
CCR	Coal Combustion Residual.
CO2	Carbon dioxide and other greenhouse gases.
CODM	Chief Operating Decision Maker.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,296 MW nuclear plant owned by I&M.
CSAPR	Cross-State Air Pollution Rule.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel XV, DCC Fuel XVI, DCC Fuel XVII, DCC Fuel XVIII, DCC Fuel XIX and DCC Fuel XX consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo. DHLC is a non-consolidated VIE of SWEPCo.
DIR	Distribution Investment Rider.
i

Term	Meaning

EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated VIE of AEP.
ELG	Effluent Limitation Guidelines.
ENEC	Expanded Net Energy Cost.
Energy Supply	AEP Energy Supply LLC, a nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
Equity Units	AEP’s Equity Units issued in August 2020.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.
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

GAAP	Accounting Principles Generally Accepted in the United States of America.
GHG	Greenhouse gas.
I&M	Indiana Michigan Power Company, an AEP electric utility subsidiary.
IRA	On August 16, 2022, President Biden signed into law legislation commonly referred to as the “Inflation Reduction Act” (IRA).
IRP	Integrated Resource Plan.
IRS	Internal Revenue Service.
ITC	Investment Tax Credit.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary.
KPSC	Kentucky Public Service Commission.
KWh	Kilowatt-hour.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
MISO	Midcontinent Independent System Operator.
Mitchell Plant	A two unit, 1,560 MW coal-fired power plant located in Moundsville, West Virginia. The plant is jointly owned by KPCo and WPCo.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.

Term	Meaning

NCWF	North Central Wind Energy Facilities, a joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,484 MWs of wind generation.
NMRD	New Mexico Renewable Development, LLC.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NOLC	Net Operating Loss Carryforward.
NOx	Nitrogen oxide.
OCC	Corporation Commission of the State of Oklahoma.
OPCo	Ohio Power Company, an AEP electric utility subsidiary.
OPEB	Other Postretirement Benefits.
OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PLR	Private Letter Ruling.
PM	Particulate Matter.
PPA	Purchase Power and Sale Agreement.
PSA	Purchase and Sale Agreement.
PSO	Public Service Company of Oklahoma, an AEP electric utility subsidiary.
PTC	Production Tax Credit.
PUCO	Public Utilities Commission of Ohio.
PUCT	Public Utility Commission of Texas.
Registrant Subsidiaries	AEP subsidiaries which are SEC registrants: AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
Registrants	SEC registrants: AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo.
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

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report, but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Changes in economic conditions, electric market demand and demographic patterns in AEP service territories.
•	The economic impact of increased global conflicts and trade tensions, and the adoption or expansion of economic sanctions, tariffs or trade restrictions.
•	Inflationary or deflationary interest rate trends.
•	Volatility and disruptions in financial markets precipitated by any cause, including turmoil related to federal budget or debt ceiling matters or instability in the banking industry; particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (a) if expected sources of capital such as proceeds from the sale of assets, subsidiaries and tax credits and anticipated securitizations do not materialize or do not materialize at the level anticipated, and (b) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Decreased demand for electricity.
•	The impact of extreme weather conditions, natural disasters and catastrophic events such as storms, drought conditions and wildfires that pose significant risks including potential litigation and the inability to recover significant damages and restoration costs incurred.
•	Limitations or restrictions on the amounts and types of insurance available to cover losses that might arise in connection with natural disasters or operations.
•	The cost of fuel and its transportation, the creditworthiness and performance of parties who supply and transport fuel and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to transition from generation nearing the end of its economic life and the ability to build or acquire generation (including from renewable sources), transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms, including favorable tax treatment, cost caps imposed by regulators and other operational commitments to regulatory commissions and customers for renewable generation projects, and to recover all related costs.
•
The impact of pandemics and any associated disruption of AEP’s business operations due to impacts on economic or market conditions, costs of compliance with potential government regulations, electricity usage, supply chain issues, customers, service providers, vendors and suppliers.

•	New legislation, litigation or government regulation, including changes to tax laws and regulations, oversight of nuclear generation, energy commodity trading and new or heightened requirements for reduced emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	The impact of federal tax legislation on results of operations, financial condition, cash flows or credit ratings.
•	The risks before, during and after generation of electricity associated with the fuels used or the by-products and wastes of such fuels, including coal ash and SNF.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation or regulatory proceedings or investigations.
•	The ability to efficiently manage operation and maintenance costs.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
v

•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.
•	The impact of changing expectations and demands of customers, regulators, investors and stakeholders, including evolving expectations related to environmental, social and governance concerns.
•	Changes in utility regulation and the allocation of costs within RTOs including ERCOT, PJM and SPP.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB, captive insurance entity and nuclear decommissioning trust and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars and military conflicts, the effects of terrorism (including increased security costs), embargoes, cybersecurity threats, global information technology disruptions and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

AEP Consolidated Earnings Attributable to Common Shareholders

Second Quarter of 2024 Compared to Second Quarter of 2023

Earnings Attributable to AEP Common Shareholders decreased from $521 million in 2023 to $340 million in 2024 primarily due to:

•A revenue refund provision related to SWEPCo’s 2012 Texas Base Rate Case and the Turk Plant.
•An increase in operating expenses due to the Federal EPA’s revised CCR rule finalized in May 2024.
•A severance accrual resulting from the voluntary severance program announced in April 2024.

These decreases were partially offset by:

•Favorable rate proceedings in AEP’s various jurisdictions.
•An increase in sales volumes driven by favorable weather and increased load in the commercial customer class.
•Investment in transmission assets, which resulted in higher revenues and income.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Earnings Attributable to AEP Common Shareholders increased from $918 million in 2023 to $1,343 million in 2024 primarily due to:

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

These increases were partially offset by:

•A revenue refund provision related to SWEPCo’s 2012 Texas Base Rate Case and the Turk Plant.
•An increase in operating expenses due to the Federal EPA’s revised CCR rule finalized in May 2024.
•A severance accrual resulting from the voluntary severance program announced in April 2024.

See “Results of Operations” section for additional information by operating segment.

Customer Demand

AEP’s weather-normalized retail sales volumes for the second quarter of 2024 increased by 4.0% from the second quarter of 2023. Weather-normalized residential sales decreased by 0.9% in the second quarter of 2024 from the second quarter of 2023. Weather-normalized commercial sales increased by 12.4% in the second quarter of 2024 compared to the second quarter of 2023. The increase in commercial sales was primarily due to new data processor loads and economic development. AEP’s second quarter 2024 industrial sales volumes increased by 1.1% from the second quarter of 2023.

AEP’s weather-normalized retail sales volumes for the six months ended June 30, 2024 increased by 3.4% compared to the six months ended June 30, 2023. Weather-normalized residential sales decreased by 0.8% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Weather-normalized commercial sales increased by 11.5% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in commercial sales was primarily due to new data processor loads and economic development. AEP’s industrial sales volumes increased by 0.7% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Supply Chain Disruption and Inflation

The Registrants have experienced certain supply chain disruptions driven by several factors including international tensions and the ramifications of regional conflict, inflation, labor shortages in certain trades and shortages in the availability of certain raw materials. These supply chain disruptions have not had a material impact on the Registrants’ net income, cash flows and financial condition, but have extended lead times for certain goods and services and have contributed to higher prices for fuel, materials, labor, equipment and other needed commodities. Management has implemented risk mitigation strategies in an attempt to mitigate the impacts of these supply chain disruptions.

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

2024 SIGNIFICANT DEVELOPMENTS AND TRANSACTIONS

CCR Rule Revisions

In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land. In the second quarter of 2024, AEP evaluated the applicability of the rule to current and former plant sites and recorded a $674 million increase in ARO. See “CCR Rule” section in Environmental Issues below for additional information.

Voluntary Severance Program

In April 2024, management announced a voluntary severance program designed to achieve a reduction in the size of AEP’s workforce and help offset increasing operating expenses due to inflation and high interest costs in order to keep electricity costs affordable for customers. Approximately 7,400 of AEP’s 16,800 employees were eligible to participate in the program. Approximately 1,000 employees have chosen to take the voluntary severance package and substantially all will terminate employment in July 2024. The severance program provides two weeks of base pay for every year of service with a minimum of four weeks and a maximum of 52 weeks of base pay. AEP recorded a $122 million pretax expense in the second quarter of 2024 related to this voluntary severance program. See Note 13 - Voluntary Severance Program for additional information.

NOLCs in Retail Jurisdictions - IRS PLRs

The registrants have made rate filings with state commissions to transition to stand-alone treatment of NOLCs in retail rate making. The registrants completed the transition in Tennessee, West Virginia and Virginia prior to 2024 and in Michigan in July 2024. In the most recent KPCo, I&M (Indiana jurisdiction), PSO and SWEPCo base rate cases, the companies filed to transition to stand-alone rate making which was contingent upon a supportive PLR from the IRS.

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

Company	Increase in Pretax Income from the Recognition of Regulatory Assets	Reduction in Income Tax Expense (a)	Increase in Net Income
	(in millions)
I&M	$20.2	$49.5	$69.7
PSO	12.1	44.7	56.8
SWEPCo	35.4	101.1	136.5
AEP Total	$67.7	$195.3	$263.0

(a)Primarily relates to a $224 million remeasurement of Excess ADIT Regulatory Liabilities partially offset by $29 million of tax expense on favorable pretax income from the recognition of regulatory assets.

In the second quarter of 2024, requests seeking to establish a recovery mechanism for these regulatory assets were filed in Indiana, Oklahoma and Texas.

Planned Sale of AEP Energy and AEP OnSite Partners

AEP management has continued a strategic evaluation of AEP’s portfolio of businesses with a focus on core regulated utility operations, risk mitigation and simplification. As a result of these efforts, the following decisions have recently been made with respect to AEP Energy and AEP OnSite Partners.

AEP Energy

In October 2022, AEP initiated a strategic evaluation for its ownership in AEP Energy, a wholly-owned retail energy supplier that offers electricity and natural gas on a price risk managed basis to residential, commercial and industrial customers. AEP Energy provides various energy solutions in Illinois, Pennsylvania, Delaware, Maryland, New Jersey, Ohio and Washington, D.C. AEP Energy had approximately 1,004,000 customer accounts as of June 30, 2024. In April 2023, AEP management completed the strategic evaluation of AEP Energy and initiated a sale process. In May 2024, management announced AEP will retain AEP Energy.

AEP OnSite Partners

In April 2023, AEP initiated a sales process for its ownership in AEP OnSite Partners. AEP OnSite Partners targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions. As of June 30, 2024, AEP OnSite Partners owned projects located in 21 states, including approximately 103 MWs of installed solar capacity and two solar projects under construction totaling approximately 8 MWs. As of June 30, 2024, the net book value of the assets and liabilities of AEP OnSite Partners was $341 million.

In May 2024, AEP signed an agreement to sell AEP OnSite Partners to a nonaffiliated third party. AEP has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The sale remains subject to FERC approval under Section 203 of the Federal Power Act and is expected to close in the third quarter of 2024. AEP expects to receive cash proceeds of approximately $315 million, net of taxes and transaction costs. See the “Planned Disposition of AEP OnSite Partners” section of Note 6 for additional information.

Federal Tax Legislation

In August 2022, President Biden signed H.R. 5376 into law, commonly known as the Inflation Reduction Act of 2022, or IRA. Most notably this budget reconciliation legislation created a 15% minimum tax on adjusted financial statement income (CAMT), extended and increased the value of PTCs and ITCs, added a nuclear and clean hydrogen PTC, an energy storage ITC and allowed the sale or transfer of tax credits to third-parties for cash. As further significant guidance from Treasury and the IRS is expected on the tax provisions in the IRA, AEP will continue to monitor any issued guidance and evaluate the impact on future net income, cash flows and financial condition.

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

In April 2024, the IRS issued final regulations related to the transfer of tax credits. In 2023, AEP, on behalf of PSO, SWEPCo and AEP Energy Supply, LLC, entered into transferability agreements with nonaffiliated parties to sell 2023 generated PTCs resulting in cash proceeds of approximately $174 million with $102 million received in 2023, $62 million received in the first quarter of 2024 and the remaining $10 million was received in the second quarter of 2024. In July 2024, AEP, on behalf of PSO and SWEPCo, entered into another transferability agreement with a nonaffiliated party to sell 2024 generated PTCs which will result in approximately $100 million of cash proceeds, of which approximately $90 million is expected by the end of 2024 and the remainder in 2025. AEP expects to continue to explore the ability to efficiently monetize its tax credits through third-party transferability agreements.

I&M’s Cook Plant qualifies for the transferable Nuclear PTC, which is available for tax years beginning in 2024 through 2032. The Nuclear PTC is calculated based on electricity generated and sold to third-parties and is subject to a “reduction amount” as the facility’s gross receipts increase above a certain threshold. Due to lack of guidance and uncertainty surrounding the computation of gross receipts, AEP and I&M are unable to estimate the amount of the Nuclear PTCs earned as of June 30, 2024 and have not included any Nuclear PTCs in the annualized effective tax rate for the second quarter of 2024. See Note 11 - Income Taxes for additional information.

New Generation to Support Reliability

The growth of AEP’s regulated generation portfolio reflects the company’s commitment to meet customer’s energy and capacity needs while balancing cost and reliability.

Significant Approved Generation Filings

AEP has received regulatory approvals from various state regulatory commissions to acquire approximately 2,811 MWs of owned renewable generation facilities, totaling approximately $6.6 billion. The estimated cost of these facilities are included in the Budgeted Capital Expenditures disclosure included in the Financial Condition section below. In addition, AEP has also received regulatory approvals for 612 MWs of renewable purchase power agreements. The following table summarizes regulatory approvals received for renewable projects as of June 30, 2024:

Company	Generation Type	Expected Commercial Operation	Owned/PPA	Generating Capacity
				(in MWs)
APCo	Solar	2024-2026	PPA	439
APCo	Wind	2025-2026	Owned	347
I&M	Solar	2026	PPA	100
I&M	Solar	2027	Owned	469
PSO (a)	Solar	2025-2026	Owned	443
PSO (a)	Wind	2025-2026	Owned	553
SWEPCo (b)	Solar	2025-2027	Owned/PPA	273
SWEPCo (b)(c)	Wind	2024-2025	Owned	799
Total Approved Renewable Projects				3,423

(a)PSO issued notices to proceed for the construction of three wind facilities and one solar facility for a combined total capacity of 477 MWs. These facilities reflect the first of the approved projects contemplated within PSO’s 996 MWs of total new renewable generation.
(b)Includes approvals by the APSC and LPSC for 999 MWs of owned projects. Additionally, the LPSC approved the flex-up option, allowing SWEPCo to provide additional service to Louisiana customers and recover the portion of the projects denied by the PUCT.
(c)SWEPCo issued notice to proceed for the construction of all 799 MWs of wind capacity.

In June 2024, PSO entered into a PSA to acquire a 795 MW combined-cycle power generation facility located in Oklahoma. The acquisition is subject to OCC pre-approval including the approval of a rider to allow asset recovery prior to the inclusion in base rates in a future rate case. The acquisition also requires FERC approval and clearance under the Hart-Scott-Rodino Act. Subject to these approvals, PSO expects to close on the transaction by June 30, 2025.

In addition to the generation projects discussed above, AEP enters into Capacity Purchase Agreements (CPA) to satisfy operating companies capacity reserve margins to serve customers. The following table includes CPA amounts currently under contract, by year:

	I&M		KPCo		PSO		SWEPCo		WPCo
	Coal	Natural Gas	Coal	Natural Gas	Natural Gas	Wind	Natural Gas	Wind	Coal
Delivery Start Year	(in MWs)
2024	230	314	74	80	1,114	29	425	57	72
2025	—	440	—	85	1,150	29	350	135	—
2026	—	—	—	—	980	86	200	78	—
2027	—	210	—	—	260	86	—	78	—
2028	—	210	—	—	260	—	—	—	—
After 2028	—	1,050	—	—	780	—	—	—	—

Significant Generation Requests for Proposal (RFP)

The table below includes RFPs recently issued for both owned and purchased power generation. Unless otherwise noted, RFPs issued are all-source solicitations for accredited capacity. Projects selected will be subject to regulatory approval.

Company	Issuance Date	Projected In-Service Dates	Generating Capacity
			(in MWs)
KPCo (a)	September 2023	2026/2027	1,300
PSO	November 2023	2027/2028	1,500
SWEPCo	January 2024	2028	2,100
APCo (b)	May 2024	2028	1,100
Total Significant RFPs			6,000

(a)RFP is seeking proposals for PPAs only.
(b)RFP is seeking wind, solar, stand-alone battery energy storage systems and Renewable Energy Certificates.

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

Completed Base Rate Case Proceedings

		Annual
		Base Revenue		Approved	New Rates
Company	Jurisdiction	Increase		ROE	Effective
		(in millions)
PSO	Oklahoma	$131.0	(a)	9.3%	January 2024
APCo	Virginia	127.0	(b)	9.5%	January 2024
KPCo	Kentucky	60.0	(c)	9.75%	January 2024
I&M	Indiana	62.0	(d)	9.85%	May 2024
I&M	Michigan	17.0		9.86%	July 2024

(a)See “2022 Oklahoma Base Rate Case” section of Note 4 in the 2023 Annual Report for additional information.
(b)See “2020-2022 Virginia Triennial Review” section of Note 4 in the 2023 Annual Report for additional information.
(c)See “2023 Kentucky Base Rate and Securitization Case” section of Note 4 in the 2023 Annual Report for additional information.
(d)A phased-in increase in Indiana rates with a $28 million annual increase effective May 2024 with the remaining $34 million annual increase effective in January 2025 subject to I&M’s level of electric plant in service as of December 31, 2024 in comparison to I&M’s 2024 forecasted test year.

Pending Base Rate Case Proceedings

			Annual
		Filing	Base Revenue	Requested
Company	Jurisdiction	Date	Increase Request	ROE
			(in millions)
PSO	Oklahoma	January 2024	$218.0	10.8%
AEP Texas	Texas	February 2024	164.0	10.6%
APCo	Virginia	March 2024	78.0 (a)	10.8%
(a)In June 2024, APCo submitted an amendment to its Virginia base case reducing the originally requested annual base rate increase from $95 million to $78 million.

Other Significant Regulatory Matters

Ohio ESP Filings

In January 2023, OPCo filed an application with the PUCO to approve an ESP that included proposed rate adjustments, proposed new riders and the continuation and modification of certain existing riders, including the DIR, effective June 2024 through May 2030. The proposal includes a return on common equity of 10.65% on capital costs for certain riders. In June 2023, intervenors filed testimony opposing OPCo’s plan for various new riders and modifications to existing riders, including the DIR. In September 2023, OPCo and certain intervenors filed a settlement agreement with the PUCO addressing the ESP application. The settlement included a four year term from June 2024 through May 2028, an ROE of 9.7% and continuation of a number of riders including the DIR subject to revenue caps. In April 2024, the PUCO issued an order approving the settlement agreement. In May 2024, intervenors filed an application for rehearing with the PUCO on the approved settlement agreement and in response OPCo filed an opposition to rehearing. In June 2024, the PUCO denied the intervenors’ application for rehearing.

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

The PUCT’s December 2023 approval of the preliminary order determined that it will address, in the ongoing PUCT remand proceeding, any potential revenue refunds to customers that may be required by future PUCT orders. In January 2024, the PUCT established a procedural schedule for the remand proceeding. On March 1, 2024, SWEPCo filed supplemental direct testimony with the PUCT in response to the December 2023 preliminary order. On March 8, 2024, intervenors and the PUCT staff filed a motion with the PUCT to strike portions of SWEPCo’s October 2023 direct testimony and March 2024 supplemental direct testimony. On March 19, 2024, the ALJ granted portions of the motion which included removal of testimony supporting SWEPCo’s position that refunds are not appropriate. On March 28, 2024, SWEPCo filed an appeal of the ALJ decision with the PUCT. In April 2024, intervenors and PUCT staff submitted testimony recommending customer refunds through December 2023 ranging from $149 million to $197 million, including carrying charges, with refund periods ranging from 18 months to 48 months. In May 2024, the PUCT denied SWEPCo’s appeal of the ALJ’s March 2024 decision. In the second quarter of 2024, based on the PUCT’s decision, SWEPCo recorded a one-time, probable revenue refund provision of $160 million, including interest, associated with revenue collected from February 2013 through December 2023. The $160 million revenue refund provision represents management’s best estimate based on the range of probable refunds between $104 million and $197 million, including interest. In June 2024, SWEPCo and parties to the remand proceeding reached an agreement in principle that would resolve all issues in the case. The settlement is expected to be filed and considered by the PUCT in the third quarter of 2024.

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

In January 2024, the FERC issued two orders granting formal challenges by certain unaffiliated customers related to stand-alone treatment of NOLCs in the 2021 Transmission Formula Rates of the AEP transmission owning subsidiaries within PJM and SPP. The FERC directed the AEP transmission owning subsidiaries within PJM and SPP to provide refunds with interest on all amounts collected for the 2021 rate year, and for such refunds to be reflected in the annual update for the next rate year. In February 2024, AEPSC on behalf of the AEP transmission owning subsidiaries within PJM and SPP filed requests for rehearing. In March 2024, the FERC denied AEPSC’s requests for rehearing of the January 2024 orders by operation of law and stated it may address the requests for rehearing in future orders. In March 2024, AEPSC submitted refund compliance reports to the FERC, which preserve the non-finality of the FERC’s January 2024 orders pending further proceedings on rehearing and appeal. In April 2024, AEPSC made filings with the FERC which request that the FERC: (a) reopen the record so that the FERC may take the IRS PLRs received in April 2024 regarding the treatment of stand-alone

NOLCs in ratemaking into evidence and consider them in substantive orders on rehearing and (b) stay its January 2024 orders and related compliance filings and refunds to provide time for consideration of the April 2024 IRS PLRs. In May 2024, AEPSC filed a petition for review with the United States Court of Appeals for the District of Columbia Circuit seeking review of the FERC’s January 2024 and March 2024 decisions. In July 2024, the FERC issued orders approving AEPSC’s request to reopen the record for the limited purpose of accepting into the record the IRS PLRs and establish additional briefing procedures. AEPSC is required to file briefs with the FERC in the third quarter of 2024.

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

Merchant Portion of Turk Plant

SWEPCo constructed the Turk Plant, a base load 600 MW (650 MW net maximum capacity) pulverized coal ultra-supercritical generating unit in Arkansas, which was placed in-service in December 2012 and is included in the Vertically Integrated Utilities segment. SWEPCo owns 73% (440 MWs/477 MWs) of the Turk Plant and operates the facility. As of June 30, 2024, the net book value of the Turk Plant was $1.3 billion, before cost of removal including CWIP and inventory.

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

Kentucky Securitization Case

In January 2024, the KPSC issued a financing order approving KPCo’s request to securitize certain regulatory assets balances as of the time securitization bonds are issued and concluding that costs requested for recovery through securitization were prudently incurred. The KPSC’s financing order includes certain additional requirements related to securitization bond structuring, marketing, placement and issuance that were not reflected in KPCo’s proposal. In accordance with Kentucky statutory requirements and the financing order, the issuance of the securitized bonds is subject to final review by the KPSC after bond pricing. KPCo expects to proceed with the securitized bond issuance process and to complete the securitization process in the second half of 2024, subject to market conditions. As of June 30, 2024, regulatory asset balances expected to be recovered through securitization total $481 million and include: (a) $293 million of plant retirement costs, (b) $79 million of deferred storm costs related to 2020, 2021, 2022 and 2023 major storms, (c) $48 million of deferred purchased power expenses, (d) $60 million of under-recovered purchased power rider costs and (e) $1 million of deferred issuance-related expenses including KPSC advisor expenses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Investigation of the Service, Rates and Facilities of KPCo

In June 2023, the KPSC issued an order directing KPCo to show cause why it should not be subject to Kentucky statutory remedies, including fines and penalties, for failure to provide adequate service in its service territory. The KPSC’s show cause order did not make any determination regarding the adequacy of KPCo’s service. In July 2023, KPCo filed a response to the show cause order demonstrating that it has provided adequate service. In December 2023 and February 2024, KPCo and certain intervenors filed testimony with the KPSC. In February 2024, KPCo filed a motion to strike and exclude intervenor testimony. In March 2024, the KPSC denied KPCo’s February 2024 motion. The June 2024 hearing with the

KPSC was postponed and has not yet been rescheduled. If any fines or penalties are levied against KPCo relating to the show cause order, it could reduce net income and cash flows and impact financial condition.

KPCo Fuel Adjustment Clause (FAC) Review

In December 2023, KPCo received intervenor testimony in its FAC review for the two-year period ending October 31, 2022, recommending a disallowance ranging from $44 million to $60 million of its total $432 million purchased power cost recoveries as a result of proposed modifications to the ratemaking methodology that limits purchased power costs recoverable through the FAC. A hearing was held in February 2024 and an order is expected in the second half of 2024. If any fuel costs are not recoverable or refunds are ordered, it could reduce future net income and cash flows and impact financial condition.

Virginia Fuel Adjustment Clause (FAC) Review

In 2023, APCo submitted their annual fuel cost filing with the Virginia SCC. Interim Virginia FAC rates were implemented in November 2023. In APCo's 2022 Virginia fuel update filing, the Virginia staff ordered the Virginia Staff to commence an audit of APCo’s fuel costs for the years ended December 31, 2019, 2020, 2021 and 2022. The Virginia staff analyzed APCo’s 2019 through 2022 fuel procurement activities and concluded the procurement practices were reasonable and prudent and recommended no disallowances. In May 2024, the Virginia SCC issued an order approving the audit of APCo’s 2019 and 2020 fuel costs but concluded that the review of APCo fuel costs for 2021 and 2022 remains open for further evaluation. As of June 30, 2024, APCo had a Virginia jurisdictional under-recovered fuel balance of $190 million. If any fuel costs are not recoverable or refunds are ordered, it could reduce future net income and cash flows and impact financial condition

Ohio House Bill 6 (HB 6)

In July 2019, HB 6, which offered incentives for power-generating facilities with zero or reduced carbon emissions, was signed into law by the Ohio Governor. HB 6 terminated energy efficiency programs as of December 31, 2020, including OPCo’s shared savings revenues of $26 million annually and phased out renewable mandates after 2026. HB 6 also provided for continued recovery of existing renewable energy contracts on a bypassable basis through 2032 and included a provision for continued recovery of OVEC costs through 2030 which is allocated to all electric distribution utility customers in Ohio on a non-bypassable basis. OPCo’s Inter-Company Power Agreement for OVEC terminates in June 2040. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of the Speaker of the Ohio House of Representatives, Larry Householder, four other individuals, and Generation Now, an entity registered as a 501(c)(4) social welfare organization, in connection with an alleged racketeering conspiracy involving the adoption of HB 6. Certain defendants in that case had previously plead guilty and, in March 2023, a federal jury convicted Larry Householder and another individual of participating in the racketeering conspiracy. In February 2024, an Ohio grand jury indictment charged certain former FirstEnergy executives and the former PUCO Chairman and related entities with various crimes, including bribery. In 2021, four AEP shareholders filed derivative actions purporting to assert claims on behalf of AEP against certain AEP officers and directors. In April 2024, AEP reached an agreement with the four shareholders to fully and finally resolve the derivative actions. See “Litigation Related to Ohio House Bill 6” section of Litigation below for additional information.

In March 2021, the Governor of Ohio signed legislation that, among other things, repealed the payments to the nonaffiliated owner of Ohio’s nuclear power plants that were previously authorized under HB 6. The new legislation, House Bill 128, went into effect in May 2021 and leaves unchanged other provisions of HB 6 regarding energy efficiency programs, recovery of renewable energy costs and recovery of OVEC costs. To the extent that the law changes or OPCo: (a) is unable to recover the costs of renewable energy contracts on a bypassable basis by the end of 2032, (b) is unable to recover costs of OVEC after 2030 or (c) incurs significant costs associated with the derivative actions, it could reduce future net income and cash flows and impact financial condition.

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

In January 2021, an AEP shareholder filed a derivative action in the U.S. District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints (collectively, the “Derivative Actions”) together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court entered a scheduling order in the New York state court derivative action staying the case other than with respect to briefing the motion to dismiss. AEP filed substantive and forum-based motions to dismiss in April 2022. In June 2022, the Ohio state court entered an order continuing the stays of that case until the final resolution of the consolidated derivative actions pending in Ohio federal district court. In September 2022, the New York state court granted the forum-based motion to dismiss with prejudice and the plaintiff subsequently filed a notice of appeal with the New York appellate court. In January 2023, the New York plaintiff filed a motion to intervene in the pending Ohio federal court action and withdrew his appeal in New York. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP filed a motion to dismiss the amended complaint and subsequently filed a brief in opposition to the New York plaintiffs’ motion to intervene in the consolidated action in Ohio. In March 2023, the federal district court issued an order granting the motion to dismiss with prejudice and denying the New York plaintiffs’ motion to intervene. In April 2023, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit of the Ohio federal district court order dismissing the consolidated action and denying the intervention.

In March 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter was directed to the Board of Directors of AEP (AEP Board) and contained factual allegations involving HB 6 that were generally consistent with those in the derivative litigation filed in state and federal court. The shareholder that sent the letter has since withdrawn the litigation demand, which is now terminated and of no further effect. In April 2023, AEP received a litigation demand letter from counsel representing the purported AEP shareholder who had filed the dismissed derivative action in New York state court and unsuccessfully tried to intervene in the consolidated derivative actions in Ohio federal court the (“Litigation Demand”). The Litigation Demand is directed to the AEP Board and contains factual allegations involving HB 6 that are generally consistent with those in the Derivative Actions. The Litigation Demand requested, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by certain current and former directors and officers, and that AEP commence a civil action asserting claims similar to the claims asserted in the Derivative Actions. The AEP Board considered the Litigation Demand and formed a committee of the Board (the “Demand Review Committee”) to investigate, review, monitor and analyze the Litigation Demand and make a recommendation to the AEP Board regarding a reasonable and appropriate response to the same.

In April 2024, AEP reached an agreement with the four shareholders to fully and finally resolve the Derivative Actions and the Litigation Demand, and all claims asserted or that could have been asserted by any AEP shareholder based on the facts alleged, in the manner and upon the terms and conditions set forth in the settlement documents (the “Settlement”). In July 2024, the Court preliminarily approved the Settlement. Subject to final approval by the Court, the Settlement includes a payment of $450 thousand for attorneys’ fees and the implementation of certain corporate governance changes outlined in the Settlement, many of which have already been put in place. The Settlement does not include any admission of liability. In the event the Settlement is not approved by the Court or the Derivative Actions and the Litigation Demand are not otherwise settled or dismissed, the defendants will continue to defend against the Derivative Actions and the AEP Board will continue to act in response to the Litigation Demand as appropriate. Management does not believe the range of potential losses that is reasonably possible of occurring as a result of either the Derivative Actions or the Litigation Demand will have a material impact on results of operations, cash flows or financial condition.

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

Claims for Indemnification Made by Owners of the Gavin Power Station

In November 2022, the Federal EPA issued a final decision denying Gavin Power LLC’s requested extension to allow a CCR surface impoundment at the Gavin Power Station to continue to receive CCR and non-CCR waste streams after April 11, 2021 until May 4, 2023 (the Gavin Denial). As part of the Gavin Denial, the Federal EPA made several assertions related to the CCR Rule (see “CCR Rule” section below for additional information), including an assertion that the closure of the 300 acre unlined fly ash reservoir (FAR) is noncompliant with the CCR Rule in multiple respects. The Gavin Power Station was formerly owned and operated by AEP and was sold to Gavin Power LLC and Lightstone Generation LLC in 2017. Pursuant to the PSA, AEP maintained responsibility to complete closure of the FAR in accordance with the closure plan approved by the Ohio EPA which was completed in July 2021. The PSA contains indemnification provisions, pursuant to which the owners of the Gavin Power Station have notified AEP they believe they are entitled to indemnification for any damages that may result from these claims, including any future enforcement or litigation resulting from any determinations of noncompliance by the Federal EPA with various aspects of the CCR Rule consistent with the Gavin Denial. The owners of the Gavin Power Station have also sought indemnification for landowner claims for property damage allegedly caused by modifications to the FAR. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the PSA. In addition, Gavin Power LLC, several AEP subsidiaries, and other parties have filed Petitions for Review of the Gavin Denial with the U.S. Court of Appeals for the District of Columbia Circuit, which in June 2024, were dismissed for lack of jurisdiction. In January 2024, Gavin Power LLC also filed a complaint with the United States District Court for the Southern District of Ohio, alleging various violations of the Administrative Procedure Act and asserting that the Federal EPA, through its prior inaction, has waived and is estopped from raising certain objections raised in the Gavin Denial. Management cannot predict the outcome of that litigation. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

Litigation Regarding Justice Thermal Coal Contract

In December 2023, APCo filed a suit in the Franklin County Ohio Court of Common Pleas seeking a declaratory judgment confirming APCo’s right to terminate a long-term coal contract with Justice Thermal LLC (Justice Thermal) based on Justice Thermal’s failure to perform under the contract. APCo terminated that contract in January 2024, and in April 2024, APCo filed an amended complaint seeking a declaration that the termination was proper and also seeking damages for Justice Thermal’s breach of contract. Justice Thermal filed an answer and counterclaim in April 2024, contesting the validity of the contract termination and asserting counterclaims. Justice Thermal’s counterclaims allege that APCo breached the contract, assert a claim for fraud relating to APCo’s alleged fabrication of coal sample analyses, and seek damages. APCo will continue to pursue its claims and defend against the counterclaims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

Impact of Environmental Compliance on the Generating Fleet

The rules and environmental control requirements discussed below will have a material impact on AEP’s operations.  As of June 30, 2024, AEP owned generating capacity of approximately 23,200 MWs, of which approximately 10,700 MWs were coal-fired.  In April 2024, the Federal EPA announced four major new rules directed at fossil-fuel electric generation facilities. Management continues to evaluate the impacts of these rules on the plans for the future of AEP’s generating fleet, in particular, the economic feasibility of making the requisite environmental investments on AEP’s fossil generation fleet. AEP continues to refine the cost estimates of complying with these rules to identify the best alternative for ensuring compliance with all of the rules while meeting AEP’s obligations to provide reliable and affordable electricity.

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

Clean Air Act Requirements

The CAA establishes a comprehensive program to protect and improve the nation’s air quality and control sources of air emissions. The states implement and administer many of these programs and could impose additional or more stringent requirements. The primary regulatory programs that continue to drive investments in AEP’s existing generating units include: (a) periodic revisions to NAAQS and the development of SIPs to achieve more stringent standards, (b) implementation of the regional haze program by the states and the Federal EPA, (c) regulation of hazardous air pollutant emissions under MATS, (d) implementation and review of CSAPR and (e) the Federal EPA’s regulation of GHG emissions from fossil generation under Section 111 of the CAA. Notable developments in significant CAA regulatory requirements affecting AEP’s operations are discussed in the following sections.

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

The Federal EPA disapproved portions of the Texas regional haze SIP and finalized a FIP that allows participation in the CSAPR ozone season program to satisfy the NOX regional haze obligations for electric generating units in Texas. Additionally, the Federal EPA finalized an intrastate SO2 emissions trading program based on CSAPR allowance allocations. Environmental groups filed challenges to these various rulemakings in district courts in the Fifth Circuit and the District of Columbia Circuit. Management cannot predict the outcome of that litigation, although management supports the intrastate trading program as a compliance alternative to source-specific controls and intervened in the Fifth Circuit litigation in support of the Federal EPA. In July 2024, the U.S. District Court for the District of Columbia Circuit entered a consent decree setting deadlines for the Federal EPA to rule on Regional Haze SIPs for 33 states, including Texas. The deadlines for the Federal EPA to make proposed and final action on the Texas SIP revision are September 30, 2024 and May 30, 2025.

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

In addition, in February 2023, the Federal EPA Administrator finalized the disapproval of interstate transport SIPs submitted by 19 states, including Texas, addressing the 2015 Ozone NAAQS. The Federal EPA disapproved interstate transport SIPs submitted by additional states soon thereafter. Disapproval of the SIPs provided the Federal EPA with authority to impose a FIP for those states, replacing the SIPs that were disapproved. In August 2023, a FIP went into effect that further revised the ozone season NOX budgets under the existing CSAPR program in states to which the FIP applies. As a result of several separate legal challenges brought by states and industry parties in various federal courts, implementation of the FIP has been stayed in all of the states in which AEP operates. Management will continue to monitor the outcome of this litigation and the development of SIPs for any potential impact to operations.

Climate Change, CO2 Regulation and Energy Policy

In April 2024, the Administrator of the Federal EPA signed new GHG standards and guidelines for new and existing fossil-fuel fired sources. The rule relies on carbon capture and sequestration and natural gas co-firing as means to reduce CO2 emissions from coal fired plants and carbon capture and sequestration or limited utilization to reduce CO2 emissions from new gas turbines. The rule also offers early retirement of coal plants in lieu of carbon capture and storage as an alternative means of compliance. The Federal EPA deferred the finalization of standards for existing gas turbines until later in 2024. AEP is in the early stages of evaluating and identifying the best strategy for complying with this and other new rules, discussed below, while ensuring the adequacy of resources to meet customer needs. The rule has been challenged by 27 states, numerous companies, trade associations and others. AEP has joined with several other utilities to challenge the rule and has asked the court to stay the rule during the litigation, and the appeals have been consolidated. In July 2024, the D.C. Circuit Court of appeals denied those motions to stay and several parties, including AEP and other utilities, have filed applications with the United States Supreme Court seeking an emergency stay. Management will continue to monitor the outcome of this litigation.

AEP routinely submits IRPs in various regulatory jurisdictions to address future generation and capacity needs. These IRPs take into account economics, customer demand, grid reliability and resilience, regulations and RTO capacity requirements. The objective of the IRPs is to recommend future generation and capacity resources that provide the most cost-efficient and reliable power to customers. Based on the output of these IRPs, AEP has set the intermediate and long-term GHG emission reduction goals. The intermediate goal is an 80% reduction in Scope 1 GHG emissions by 2030 (from a 2005 baseline); the long-term goal is net-zero Scope 1 and Scope 2 GHG emissions by 2045. AEP’s total Scope 1 GHG estimated emissions in 2023 were approximately 43.4 million metric tons, a 68% reduction according to the GHG Protocol, which excludes emission reductions that result from assets that have been sold, or a 71% reduction from AEP’s 2005 Scope 1 GHG emissions (inclusive of emission reductions that result from plants that have been sold).

AEP has made significant progress in reducing CO2 emissions from its power generation fleet and expects its emissions to continue to decline over the long-term due to the retirement of some coal-fired generation units and increased energy efficiency, where there is regulatory support for such activities. AEP also expects Scope 1 GHG emissions to vary annually depending on the mix of its own generation and purchased power used to serve customers as well as load growth on the system. AEP’s ability to achieve these goals is dependent upon a number of factors including continuing to provide the most cost-efficient and reliable power to customers, having regulatory support to execute on renewable resource plans, evolving RTO requirements, the advancement of carbon-free generation technologies, customer demand for carbon-free energy, potential tariffs, carbon policy and regulation, operational performance of renewable generation, load growth and supply chain costs and constraints.

Excessive costs to comply with environmental regulations have led to the announcement of early plant closures across the country. The Federal EPA’s new GHG rules, and suite of other new rules issued simultaneously which are discussed below, are directed at the fossil-fuel fired electric utility industry and could force AEP to close additional coal-fired generation facilities earlier than their estimated useful life. If AEP is unable to recover the costs of its investments, it would reduce future net income and cash flows and impact financial condition.

MATS Rule

In April 2024, the Federal EPA issued a revised MATS rule for power plants. The rule includes a more stringent standard for emissions of filterable PM for coal-fired electric generating units, as well as a new mercury standard for lignite-fired electric generating units. The rule also requires the installation and operation of continuous emissions monitors for PM. Several states and other parties have challenged the rule, but it is too soon to predict the outcome of the litigation. Management is evaluating the impacts of the rule, but does not anticipate any significant challenges complying with the rule.

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

The first option provided an extension to cease receipt of CCR no later than October 15, 2023 for most units, and October 15, 2024 for a narrow subset of units; however, the Federal EPA’s grant of such an extension requires a satisfactory demonstration of the need for additional time to develop alternative ash disposal capacity and will be limited to the soonest timeframe technically feasible to cease receipt of CCR. Additionally, each request must undergo formal review, including public comments, and be approved by the Federal EPA. AEP had filed several applications for additional time to develop alternative disposal capacity at the various plants. AEP has since ceased receiving ash in the ponds subject to the extension requests, completed construction of new, CCR Rule compliant facilities and has withdrawn those applications as moot.

In January 2022, the Federal EPA proposed to deny several extension requests filed by the other utilities based on allegations that those utilities are not in compliance with the CCR Rule (the January Actions). In November 2022, the Federal EPA finalized one of these denials (the Gavin Denial, discussed above). The Federal EPA’s allegations of noncompliance rely on what AEP and others believe are new interpretations of the CCR Rule requirements. The new interpretations in the January Actions of the Federal EPA and the Gavin Denial were challenged in the U.S. Court of Appeals for the District of Columbia Circuit as unlawful rulemaking that revises the existing CCR Rule requirements without proper notice and without opportunity for comment. In June 2024, the United States Court of Appeals for the District of Columbia Circuit held that the Federal EPA’s

January actions and statements made in the Gavin Denial did not constitute new agency rules subject to review by the court. The court dismissed the appeals for lack of jurisdiction.

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

In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. The rule establishes compliance deadlines for legacy surface impoundments to meet regulatory requirements, including a requirement to initiate closure within five years after the effective date of the final rule. The rule requires evaluations to be completed at both active facilities and inactive facilities with one or more legacy surface impoundments. Closure may be accomplished by applying an impermeable cover system over the CCR material (“closure in place”) or the CCR material may be excavated and placed in a compliant landfill (“closure by removal”). Groundwater monitoring and other analysis over the next three years will provide additional information on the planned closure method. AEP evaluated the applicability of the rule to current and former plant sites and recorded incremental ARO in the second quarter of 2024, as shown in the table below, based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the CCR Rule.

Registrant	Increase in ARO	Increase in Generation Property (a)	Increase in Regulatory Assets (b)	Charged to Operating Expenses (c)
	(in millions)
APCo	$312.2	$75.6	$236.6	$—
I&M	85.7	—	72.3	13.4
OPCo	52.9	—	—	52.9
PSO	33.7	33.7	—	—
SWEPCo	23.8	23.8	—	—
Non-Registrants	166.1	43.8	46.1	76.2
Total	$674.4	$176.9	$355.0	$142.5

(a)ARO is related to a legacy CCR surface impoundment or CCR management unit at an operating generation facility.
(b)ARO is related to a legacy CCR surface impoundment or CCR management unit at a retired generation facility and recognition of a regulatory asset in accordance with the accounting guidance for “Regulated Operations” is supported.
(c)ARO is related to a legacy CCR surface impoundment or CCR management unit and recognition of a regulatory asset in accordance with the accounting guidance for “Regulated Operations” is not yet supported.

As further groundwater monitoring and other analysis is performed, management expects to refine the assumptions and underlying cost estimates used in recording the ARO. These refinements may include, but are not limited to, changes in the expected method of closure, changes in estimated quantities of CCR at each site, the identification of new CCR management units, among other items. These future changes could have a material impact on the ARO and materially reduce future net income and cash flows and further impact financial condition.

AEP will seek cost recovery through regulated rates, including proposal of new regulatory mechanisms for cost recovery where existing mechanisms are not applicable. The rule could have an additional, material adverse impact on net income, cash flows and financial condition if AEP cannot ultimately recover these additional costs of compliance. In June 2024, a third-party filed a petition for review of the rule with the U.S. Court of Appeals for the D.C. Circuit. Management is also evaluating potential legal challenges to the revised rule.

Clean Water Act Regulations

The Federal EPA’s ELG rule for generating facilities establishes limits for FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater, which are to be implemented through each facility’s wastewater discharge permit. A revision to the ELG rule, published in October 2020, established additional options for reusing and discharging small volumes of bottom ash transport water, provided an exception for retiring units and extended the compliance deadline to a date as soon as possible beginning one year after the rule was published but no later than December 2025. Management has assessed technology additions and retrofits to comply with the rule and the impacts of the Federal EPA’s actions on facilities’ wastewater discharge permitting for FGD wastewater and bottom ash transport water. For affected facilities required to install additional technologies to meet the ELG rule limits, permit modifications were filed in January 2021 that reflect the outcome of that assessment. AEP continues to work with state agencies to finalize permit terms and conditions. Other facilities opted to file Notices of Planned Participation (NOPP), pursuant to which the facilities are not required to install additional controls to meet ELG limits provided they make commitments to cease coal combustion by a date certain. In April 2024, the Federal EPA finalized further revisions to the ELG rule that establish a zero liquid discharge standard for FGD wastewater, bottom ash transport water, and managed combustion residual leachate, as well as more stringent discharge limits for unmanaged combustion residual leachate. The revised rule provides a new compliance alternative that would avoid the need to install zero liquid discharge systems for facilities that comply with the 2020 rule’s control technology requirements and commit by December 31, 2025 to retire by 2034. Management is evaluating the compliance alternatives in the rule, taking into consideration the requirements of the other new rules and their combined impacts to operations. Several appeals have been filed with various federal courts challenging the 2024 ELG rule. SWEPCo has also challenged the rule, by filing a joint appeal with a utility trade association in which AEP participates. The various appeals have been consolidated before the United States Court of Appeals for the Eighth Circuit. SWEPCo and the utility trade association have also moved the court to stay the rule during the litigation. Management cannot predict the outcome of the litigation.

The definition of “waters of the United States” has been subject to rule-making and litigation which has led to inconsistent scope among the states. Management will continue to monitor developments in rule-making and litigation for any potential impact to operations.

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

The table below summarizes the net book value, as of June 30, 2024, of generating facilities retired or planned for early retirement in advance of the retirement date currently authorized for ratemaking purposes:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset		Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)						(in millions)
PSO	Northeastern Plant, Unit 3	$122.8	$173.6		2026		(c)	$15.1
SWEPCo	Pirkey Plant	—	117.9	(d)	2023		(e)	—
SWEPCo	Welsh Plant, Units 1 and 3	344.9	145.4		2028	(f)	(g)	39.9

(a)Net book value, including CWIP excluding cost of removal and materials and supplies.
(b)These amounts represent the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)Represents Arkansas and Texas jurisdictional share.
(e)As part of the 2021 Arkansas Base Rate Case, the APSC granted SWEPCo regulatory asset treatment. SWEPCo will request recovery including a weighted average cost of capital carrying charge through a future proceeding. The Texas share of the Pirkey Plant will be addressed in SWEPCo’s next base rate case. See the “Regulated Generating Units” section of Note 4 for additional information.
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

The following discussion of AEP’s results of operations by operating segment provides a comparison of Earnings Attributable to AEP Common Shareholders for the three months ended and six months ended June 30, 2024 as compared to the three months ended and six months ended June 30, 2023. For AEP’s Vertically Integrated Utilities and Transmission and Distribution Utilities segments and subsidiary registrants within these segments, the results include revenues from rate rider mechanisms designed to recover fuel, purchased power and other recoverable expenses such that the revenues and expenses associated with these items generally offset and do not affect Earnings Attributable to AEP Common Shareholders. For additional information regarding the financial results for the three and six months ended June 30, 2024 and 2023, see the discussions of Results of Operations by Subsidiary Registrant.

The following tables present Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions)
Vertically Integrated Utilities	$65.7	$278.1	$626.5	$539.1
Transmission and Distribution Utilities	146.8	176.7	297.1	302.4
AEP Transmission Holdco	200.7	196.4	409.4	377.9
Generation & Marketing	(4.8)	(32.3)	132.8	(190.0)
Corporate and Other	(68.1)	(97.7)	(122.4)	(111.2)
Earnings Attributable to AEP Common Shareholders	$340.3	$521.2	$1,343.4	$918.2

Three Months Ended June 30, 2024
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing
	(in millions)
Revenues	$2,619.0	$1,435.9	$489.9	$467.5
Fuel, Purchased Electricity and Other	870.8	210.5	—	364.8
Other Operation and Maintenance	953.2	520.7	45.7	42.4
Asset Impairments and Other Related Charges	13.4	52.9	—	76.2
Depreciation and Amortization	486.2	226.9	108.9	5.1
Taxes Other Than Income Taxes	132.9	178.0	77.2	0.5
Operating Income (Loss)	162.5	246.9	258.1	(21.5)
Other Income	6.2	3.0	4.5	9.4
Allowance for Equity Funds Used During Construction	12.8	19.8	22.6	—
Non-Service Cost Components of Net Periodic Benefit Cost	21.4	9.0	0.1	5.9
Interest Expense	(190.2)	(95.8)	(53.3)	(4.9)
Income (Loss) Before Income Tax Expense (Benefit) and Equity Earnings (Loss)	12.7	182.9	232.0	(11.1)
Income Tax Expense (Benefit)	(53.7)	35.4	57.0	(6.3)
Equity Earnings (Loss) of Unconsolidated Subsidiary	0.3	(0.7)	26.9	—
Net Income (Loss)	66.7	146.8	201.9	(4.8)
Net Income (Loss) Attributable to Noncontrolling Interests	1.0	—	1.2	—
Earnings (Loss) Attributable to AEP Common Shareholders	$65.7	$146.8	$200.7	$(4.8)

Three Months Ended June 30, 2023
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing
	(in millions)
Revenues	$2,674.5	$1,340.2	$458.6	$331.4
Fuel, Purchased Electricity and Other	875.3	279.0	—	327.1
Other Operation and Maintenance	819.1	439.7	33.9	56.2
Depreciation and Amortization	457.1	183.1	98.5	8.2
Taxes Other Than Income Taxes	126.5	159.0	69.7	1.7
Operating Income (Loss)	396.5	279.4	256.5	(61.8)
Other Income	7.1	0.8	3.0	11.7
Allowance for Equity Funds Used During Construction	9.7	8.2	23.1	—
Non-Service Cost Components of Net Periodic Benefit Cost	31.5	14.0	1.5	6.5
Interest Expense	(195.1)	(88.1)	(52.9)	(26.2)
Income (Loss) Before Income Tax Expense (Benefit) and Equity Earnings (Loss)	249.7	214.3	231.2	(69.8)
Income Tax Expense (Benefit)	(28.3)	37.6	55.3	(33.0)
Equity Earnings (Loss) of Unconsolidated Subsidiary	0.4	—	21.4	(1.8)
Net Income (Loss)	278.4	176.7	197.3	(38.6)
Net Income (Loss) Attributable to Noncontrolling Interests	0.3	—	0.9	(6.3)
Earnings (Loss) Attributable to AEP Common Shareholders	$278.1	$176.7	$196.4	$(32.3)

Six Months Ended June 30, 2024
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing
	(in millions)
Revenues	$5,566.9	$2,926.1	$987.2	$1,031.0
Fuel, Purchased Electricity and Other	1,869.9	515.8	—	737.4
Other Operation and Maintenance	1,838.5	1,039.9	82.8	73.9
Asset Impairments and Other Related Charges	13.4	52.9	—	76.2
Depreciation and Amortization	939.8	449.4	217.0	13.3
Taxes Other Than Income Taxes	272.6	368.8	152.2	0.7
Operating Income	632.7	499.3	535.2	129.5
Other Income	11.3	3.5	6.9	20.4
Allowance for Equity Funds Used During Construction	24.5	33.9	40.4	—
Non-Service Cost Components of Net Periodic Benefit Cost	47.3	20.1	1.1	11.7
Interest Expense	(347.4)	(192.0)	(110.2)	(10.9)
Income Before Income Tax Expense (Benefit) and Equity Earnings (Loss)	368.4	364.8	473.4	150.7
Income Tax Expense (Benefit)	(259.9)	66.9	111.3	18.8
Equity Earnings (Loss) of Unconsolidated Subsidiary	0.7	(0.8)	49.6	0.9
Net Income	629.0	297.1	411.7	132.8
Net Income Attributable to Noncontrolling Interests	2.5	—	2.3	—
Earnings Attributable to AEP Common Shareholders	$626.5	$297.1	$409.4	$132.8

Six Months Ended June 30, 2023
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing
	(in millions)
Revenues	$5,532.3	$2,804.4	$914.1	$658.4
Fuel, Purchased Electricity and Other	1,851.5	671.7	—	709.4
Other Operation and Maintenance	1,651.3	931.6	70.6	99.2
Loss on the Sale of the Competitive Contracted Renewable Portfolio	—	—	—	112.0
Depreciation and Amortization	930.6	369.3	196.0	26.4
Taxes Other Than Income Taxes	258.9	337.8	146.5	4.5
Operating Income (Loss)	840.0	494.0	501.0	(293.1)
Other Income	14.3	1.3	4.9	20.7
Allowance for Equity Funds Used During Construction	15.5	17.3	39.5	—
Non-Service Cost Components of Net Periodic Benefit Cost	63.3	28.0	3.1	13.1
Interest Expense	(368.0)	(176.2)	(100.1)	(50.5)
Income (Loss) Before Income Tax Expense (Benefit) and Equity Earnings	565.1	364.4	448.4	(309.8)
Income Tax Expense (Benefit)	25.2	62.0	107.6	(111.1)
Equity Earnings of Unconsolidated Subsidiary	0.7	—	38.9	3.7
Net Income (Loss)	540.6	302.4	379.7	(195.0)
Net Income (Loss) Attributable to Noncontrolling Interests	1.5	—	1.8	(5.0)
Earnings (Loss) Attributable to AEP Common Shareholders	$539.1	$302.4	$377.9	$(190.0)

VERTICALLY INTEGRATED UTILITIES

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of KWhs)
Retail:
Residential	6,672	6,332	15,232	14,431
Commercial	6,084	5,723	11,853	11,095
Industrial	8,749	8,660	17,001	16,955
Miscellaneous	568	545	1,106	1,066
Total Retail	22,073	21,260	45,192	43,547

Wholesale (a)	3,176	3,484	6,939	6,744

Total KWhs	25,249	24,744	52,131	50,291

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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in degree days)
Eastern Region
Actual – Heating (a)	81	122	1,302	1,253
Normal – Heating (b)	138	139	1,743	1,747

Actual – Cooling (c)	473	214	474	219
Normal – Cooling (b)	339	340	343	344

Western Region
Actual – Heating (a)	5	20	743	657
Normal – Heating (b)	33	35	909	916

Actual – Cooling (c)	921	744	976	802
Normal – Cooling (b)	709	704	739	732

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Vertically Integrated Utilities
Reconciliation of 2023 to 2024 Earnings Attributable to AEP Common Shareholders
(in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
2023 Earnings Attributable to AEP Common Shareholders	$278.1	$539.1

Changes in Revenues:
Retail Revenues	(62.2)	(5.9)
Off-system Sales	(0.1)	3.6
Transmission Revenues	4.4	14.6
Other Revenues	2.4	22.3
Total Change in Revenues	(55.5)	34.6

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	4.5	(18.4)
Other Operation and Maintenance	(134.1)	(187.2)
Asset Impairments and Other Related Charges	(13.4)	(13.4)
Depreciation and Amortization	(29.1)	(9.2)
Taxes Other Than Income Taxes	(6.4)	(13.7)
Other Income	(0.9)	(3.0)
Allowance for Equity Funds Used During Construction	3.1	9.0
Non-Service Cost Components of Net Periodic Pension Cost	(10.1)	(16.0)
Interest Expense	4.9	20.6
Total Change in Expenses and Other	(181.5)	(231.3)

Income Tax Expense	25.4	285.1
Equity Earnings of Unconsolidated Subsidiary	(0.1)	—
Net Income Attributable to Noncontrolling Interests	(0.7)	(1.0)

2024 Earnings Attributable to AEP Common Shareholders	$65.7	$626.5

Second Quarter of 2024 Compared to Second Quarter of 2023

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $62 million primarily due to the following:
•A $148 million decrease at SWEPCo primarily due to a $160 million probable revenue refund associated with the Turk Plant and SWEPCo’s 2012 Texas Base Rate Case.
•A $27 million decrease in weather-normalized revenues primarily in the residential class.
These decreases were partially offset by:
•A $64 million increase in weather-related usage primarily in the residential class driven by a 46% increase in cooling degree days.
•A $50 million increase in rider revenues at APCo.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Other Operation and Maintenance expenses increased $134 million primarily due to:
•A $76 million increase in employee-related expenses due to the voluntary severance program.
•A $22 million increase in recoverable PJM expenses.
•A $9 million increase in recoverable SPP expenses.

•Asset Impairments and Other Related Charges increased $13 million due to the Federal EPA’s revised CCR rules.
•Depreciation and Amortization increased $29 million primarily due to a higher depreciable base at APCo, I&M and SWEPCo and an increase in amortization of regulatory assets at SWEPCo.
•Taxes Other Than Income Taxes increased $6 million primarily due to increased property taxes at PSO and I&M, partially offset by a decrease in property taxes at SWEPCo.
•Non-Service Cost Components of Net Periodic Pension Cost increased $10 million primarily due to the expiration of prior service credit amortization from previous plan changes and settlements in excess of the plan’s settlement threshold, partially offset by lower loss amortization resulting from favorable asset returns during 2023 and lower interest costs due to lower discount rates.
•Income Tax Benefit increased $25 million primarily due to the following:
•A $50 million increase due to a decrease in pretax book income.
This increase was partially offset by:
•A $15 million decrease due to a decrease in amortization of Excess ADIT.
•A $10 million decrease due to a decrease in flow-through depreciation expense.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The major components of the increase in Revenues were as follows:

•Retail Revenues decreased $6 million primarily due to the following:
•A $149 million decrease at SWEPCo primarily due to a $160 million probable revenue refund associated with the Turk Plant and SWEPCo’s 2012 Texas Base Rate Case.
•A $63 million decrease in fuel revenues primarily due to lower authorized fuel rates at PSO.
•A $25 million decrease in weather-normalized revenues primarily in the residential and industrial classes partially offset by an increase in the commercial class.
These decreases were partially offset by:
•A $96 million increase in rider revenues at APCo.
•An $88 million increase in weather-related usage primarily in the residential class driven by a 42% increase in cooling degree days.
•A $34 million increase in base rate and rider revenues at PSO.
•A $30 million increase in rider revenues at KPCo.
•Transmission Revenues increased $15 million primarily due to the following:
•A $17 million increase due to continued investment in transmission assets.
•An $8 million increase primarily due to lower PJM rates in 2023 for certain point-to-point transmission service resulting from a December 2022 FERC approved settlement agreement.
These increases were partially offset by:
•A $9 million decrease due to transmission formula rate true-up activity.
•Other Revenues increased $22 million primarily due to the following:
•A $13 million increase at PSO primarily due to associated business development revenues driven by costs associated with a third-party construction project.
•A $10 million increase at APCo primarily due to pole attachment revenue.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $18 million primarily due to increases at APCo and I&M, partially offset by decreases at PSO and SWEPCo.
•Other Operation and Maintenance expenses increased $187 million primarily due to the following:
•A $76 million increase in employee-related expenses due to the voluntary severance program.
•A $62 million increase in recoverable PJM expenses.
•A $10 million increase in recoverable SPP expenses.
•Asset Impairments and Other Related Charges increased $13 million due to the Federal EPA’s revised CCR rules.
•Depreciation and Amortization expenses increased $9 million primarily due to the following:
•A $14 million increase at APCo primarily due to a higher depreciable base.
•A $14 million increase at SWEPCo primarily due to an increase in amortization of regulatory assets and a higher depreciable base, partially offset by the recognition of a regulatory asset related to NOLCs.
These increases were partially offset by:
•A $17 million decrease at I&M primarily due to the deferral of Excess ADIT as a result of the PLR received regarding the treatment of stand-alone NOLCs and the timing of refunds to customers under rate rider mechanisms.

•Taxes Other Than Income Taxes increased $14 million primarily due to increased property taxes at PSO and I&M and an increase in Virginia state minimum taxes at APCo, partially offset by a decrease in property taxes at SWEPCo.
•Allowance for Equity Funds Used During Construction increased $9 million primarily due to higher CWIP and AFUDC equity rates.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $16 million primarily due to the expiration of prior service credit amortization from previous plan changes and settlements in excess of the plan’s settlement threshold, partially offset by lower loss amortization resulting from favorable asset returns during 2023 and lower interest costs due to lower discount rates.
•Interest Expense decreased $21 million primarily due to the following:
•A $54 million decrease due to the recognition of debt carrying charges as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
This decrease was partially offset by:
•A $27 million increase due to higher long-term debt balances and interest rates.
•Income Tax Expense decreased $285 million primarily due to the following:
•A $212 million decrease due to a reduction in Excess ADIT regulatory liabilities at I&M, PSO, and SWEPCo as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs.
•A $36 million decrease due to a decrease in pretax book income.
•A $32 million decrease due to a reduction in Excess ADIT regulatory liabilities as a result of the APSC’s denial of SWEPCo’s request to allow the merchant portion of the Turk Plant to serve Arkansas customers.

TRANSMISSION AND DISTRIBUTION UTILITIES

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of KWhs)
Retail:
Residential	6,593	5,910	12,873	12,176
Commercial	9,209	7,393	17,200	14,137
Industrial	6,826	6,673	13,638	13,199
Miscellaneous	180	177	360	345
Total Retail (a)	22,808	20,153	44,071	39,857

Wholesale (b)	253	428	843	881

Total KWhs	23,061	20,581	44,914	40,738

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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in degree days)
Eastern Region
Actual – Heating (a)	110	177	1,573	1,521
Normal – Heating (b)	181	185	2,052	2,076

Actual – Cooling (c)	422	184	422	184
Normal – Cooling (b)	306	305	309	308

Western Region
Actual – Heating (a)	1	2	162	143
Normal – Heating (b)	3	3	198	197

Actual – Cooling (d)	1,198	955	1,344	1,226
Normal – Cooling (b)	949	940	1,086	1,067

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)Western Region cooling degree days are calculated on a 70 degree temperature base.

Transmission and Distribution Utilities
Reconciliation of 2023 to 2024 Earnings Attributable to AEP Common Shareholders
(in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
2023 Earnings Attributable to AEP Common Shareholders	$176.7	$302.4

Changes in Revenues:
Retail Revenues	78.9	82.2
Off-system Sales	(5.9)	(9.6)
Transmission Revenues	18.0	31.0
Other Revenues	4.7	18.1
Total Change in Revenues	95.7	121.7

Changes in Expenses and Other:
Purchased Electricity for Resale	82.6	216.5
Purchased Electricity from AEP Affiliates	(14.1)	(60.6)
Other Operation and Maintenance	(81.0)	(108.3)
Asset Impairments and Other Related Charges	(52.9)	(52.9)
Depreciation and Amortization	(43.8)	(80.1)
Taxes Other Than Income Taxes	(19.0)	(31.0)
Other Income	2.2	2.2
Allowance for Equity Funds Used During Construction	11.6	16.6
Non-Service Cost Components of Net Periodic Benefit Cost	(5.0)	(7.9)
Interest Expense	(7.7)	(15.8)
Total Change in Expenses and Other	(127.1)	(121.3)

Income Tax Expense	2.2	(4.9)
Equity Earnings of Unconsolidated Subsidiary	(0.7)	(0.8)

2024 Earnings Attributable to AEP Common Shareholders	$146.8	$297.1

Second Quarter of 2024 Compared to Second Quarter of 2023

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $79 million primarily due to the following:
•A $118 million increase in revenue from rate riders.
•A $24 million increase in weather-related usage driven by a 129% and 25% increase in cooling degree days in Ohio and Texas, respectively, partially offset by a 38% decrease in heating degree days in Ohio.
•A $15 million increase in weather-normalized revenues in all classes in Texas and in the residential class in Ohio, partially offset by a decrease in the industrial class.
These increases were partially offset by:
•A $76 million decrease due to lower customer participation in OPCo’s SSO, partially offset by higher prices.
•Off-system Sales decreased $6 million primarily due to:
•A $4 million decrease in sales at OVEC driven by lower volume.
•A $2 million decrease due to 2023 PJM settlements related to winter storm Elliott.
•Transmission Revenues increased $18 million primarily due to the following:
•A $12 million increase due to increased load in Texas.
•A $10 million increase in interim rates driven by increased transmission investment in Texas.

•Other Revenues increased $5 million primarily due to the following:
•A $13 million increase due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs.
•A $3 million increase primarily due to increased load in Texas.
•A $3 million increase due to an increase in pole attachment revenue in Texas.
These increases were partially offset by:
•A $17 million decrease in recoverable sales of renewable energy credits.

Expenses and Other changed between years as follows:

•Purchased Electricity for Resale expenses decreased $83 million primarily due to the following:
•A $90 million decrease in recoverable auction purchases primarily due to lower volumes driven by lower customer participation in OPCo’s SSO.
•A $19 million decrease in recoverable alternative energy rider expenses in Ohio.
These decreases were partially offset by:
•A $27 million increase in recoverable OVEC costs.
•Purchased Electricity from AEP Affiliates expenses increased $14 million primarily due to increased recoverable purchases in OPCo’s SSO auction.
•Other Operation and Maintenance expenses increased $81 million primarily due to the following:
•A $35 million increase in employee-related expenses due to the voluntary severance program.
•A $29 million increase due to a prior year decrease in expenses driven by legislation passed in Texas in May 2023 allowing employee financially based incentives to be recovered.
•A $17 million increase in transmission expenses primarily due to:
•An $11 million increase in recoverable PJM expenses.
•A $7 million increase in vegetation management expenses in Ohio
•A $10 million increase in distribution expenses primarily related to recoverable storm restoration costs and recoverable vegetation management expenses in Ohio.
•Asset Impairments and Other Related Charges increased $53 million due to the Federal EPA's Revised CCR Rules.
•Depreciation and Amortization expenses increased $44 million primarily due to a higher depreciable base and an increase in recoverable rider depreciable assets in Ohio.
•Taxes Other Than Income Taxes increased $19 million primarily due to higher property taxes driven by additional investments in transmission and distribution assets and higher tax rates in Ohio.
•Allowance for Equity Funds Used During Construction increased $12 million primarily due to capitalization of AFUDC on prepaid pension and OPEB in Texas.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $5 million primarily due to the expiration of prior service credit amortization from previous plan changes and settlements in excess of the plan’s settlement threshold, partially offset by lower loss amortization resulting from favorable asset returns during 2023 and lower interest costs due to lower discount rates.
•Interest Expense increased $8 million primarily due to the following:
•A $13 million increase due to higher debt balances and interest rates.
This increase was partially offset by:
•A $5 million decrease due to an increase of capitalization of AFUDC on prepaid pension and OPEB in Texas.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $82 million primarily due to the following:
•A $223 million increase in revenue from rate riders.
•A $30 million increase in weather-related usage driven by a 129% increase in cooling degree days in Ohio.
•A $29 million increase in weather-normalized revenues primarily in the residential and commercial classes in Texas.
These increases were partially offset by:
•A $202 million decrease due to lower customer participation in OPCo’s SSO, partially offset by higher prices in Ohio.
•Off-system Sales decreased $10 million primarily due to 2023 PJM settlements related to winter storm Elliott.
•Transmission Revenues increased $31 million primarily due to the following:
•A $20 million increase in interim rates driven by increased transmission investment in Texas.
•An $11 million increase due to increased load in Texas.

•Other Revenues increased $18 million primarily due to the following:
•A $23 million increase due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs.
This increase was partially offset by:
•An $11 million decrease in recoverable sales of renewable energy credits in Ohio.

Expenses and Other changed between years as follows:

•Purchased Electricity for Resale expenses decreased $217 million primarily due to the following:
•A $262 million decrease in recoverable auction purchases primarily due to lower volumes driven by lower customer participation in OPCo’s SSO, partially offset by higher prices.
•A $16 million decrease in recoverable alternative energy rider expenses in Ohio.
These decreases were partially offset by:
•A $62 million increase in recoverable OVEC costs.
•Purchased Electricity from AEP Affiliates expenses increased $61 million primarily due to increased recoverable purchases in OPCo’s SSO auction.
•Other Operation and Maintenance expenses increased $108 million primarily due to the following:
•A $44 million increase in transmission expenses primarily due to:
•A $37 million increase in recoverable PJM expenses.
•A $10 million increase in vegetation management expenses in Ohio.
•A $35 million increase in employee-related expenses due to the voluntary severance program.
•A $28 million increase due to a prior year decrease in expenses driven by legislation passed in Texas in May 2023 allowing employee financially based incentives to be recovered.
•A $26 million increase in distribution expenses primarily related to recoverable storm restoration costs and recoverable vegetation management expenses in Ohio.
These increases were partially offset by:
•A $7 million decrease in distribution-related expenses in Texas.
•Asset Impairments and Other Related Charges increased $53 million due to the Federal EPA's Revised CCR Rules.
•Depreciation and Amortization expenses increased $80 million primarily due to a higher depreciable base and an increase in recoverable rider depreciable assets in Ohio.
•Taxes Other Than Income Taxes increased $31 million primarily due to the following:
•A $39 million increase due to higher property taxes driven by additional investments in transmission and distribution assets and higher tax rates in Ohio.
This increase was partially offset by:
•An $8 million decrease due to reduced property taxes as a result of a decrease in tax rates in Texas.
•Allowance for Equity Funds Used During Construction increased $17 million primarily due to the following:
•An $8 million increase primarily due to capitalization of AFUDC on prepaid pension and OPEB in Texas.
•A $5 million increase due to a higher AFUDC base in Texas.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $8 million primarily due to the expiration of prior service credit amortization from previous plan changes and settlements in excess of the plan’s settlement threshold, partially offset by lower loss amortization resulting from favorable asset returns during 2023 and lower interest costs due to lower discount rates.
•Interest Expense increased $16 million primarily due to:
•A $22 million increase due to higher debt balances and interest rates.
This increase was partially offset by:
•A $5 million decrease due to an increase of capitalization of AFUDC on prepaid pension and OPEB.

AEP TRANSMISSION HOLDCO
Summary of Investment in Transmission Assets for AEP Transmission Holdco

	June 30,
	2024	2023
	(in millions)
Plant in Service	$15,013.1	$13,674.6
Construction Work in Progress	2,115.8	2,049.0
Accumulated Depreciation and Amortization	1,481.4	1,189.3
Total Transmission Property, Net	$15,647.5	$14,534.3

AEP Transmission Holdco
Reconciliation of 2023 to 2024 Earnings Attributable to AEP Common Shareholders
(in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
2023 Earnings Attributable to AEP Common Shareholders	$196.4	$377.9

Changes in Transmission Revenues:
Transmission Revenues	31.3	73.1
Total Change in Transmission Revenues	31.3	73.1

Changes in Expenses and Other:
Other Operation and Maintenance	(11.8)	(12.2)
Depreciation and Amortization	(10.4)	(21.0)
Taxes Other Than Income Taxes	(7.5)	(5.7)
Interest and Investment Income	1.5	2.0
Allowance for Equity Funds Used During Construction	(0.5)	0.9
Non-Service Cost Components of Net Periodic Pension Cost	(1.4)	(2.0)
Interest Expense	(0.4)	(10.1)
Total Change in Expenses and Other	(30.5)	(48.1)

Income Tax Expense	(1.7)	(3.7)
Equity Earnings of Unconsolidated Subsidiary	5.5	10.7
Net Income Attributable to Noncontrolling Interests	(0.3)	(0.5)

2024 Earnings Attributable to AEP Common Shareholders	$200.7	$409.4

Second Quarter of 2024 Compared to Second Quarter of 2023

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $31 million primarily due to continued investment in transmission assets.

Expenses and Other and Equity Earnings of Unconsolidated Subsidiary changed between years as follows:

•Other Operation and Maintenance expenses increased $12 million primarily due to an $11 million increase in employee-related expenses due to the voluntary severance program.
•Depreciation and Amortization expenses increased $10 million primarily due to a higher depreciable base.

•Taxes Other Than Income Taxes increased $8 million primarily due to higher property taxes driven by increased transmission investment.
•Equity Earnings of Unconsolidated Subsidiary increased $6 million primarily due to higher pretax equity earnings for ETT.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $73 million primarily due to continued investment in transmission assets.
Expenses and Other and Equity Earnings of Unconsolidated Subsidiary changed between years as follows:
•Other Operation and Maintenance expenses increased $12 million primarily due to an $11 million increase in employee-related expenses due to the voluntary severance program.
•Depreciation and Amortization expenses increased $21 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $6 million primarily due to higher property taxes driven by increased transmission investment.
•Interest Expense increased $10 million primarily due to higher long-term debt balances and interest rates.
•Equity Earnings of Unconsolidated Subsidiary increased $11 million primarily due to higher pretax equity earnings for ETT.

GENERATION & MARKETING

Reconciliation of 2023 to 2024 Earnings Attributable to AEP Common Shareholders
(in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
2023 Earnings Attributable to AEP Common Shareholders	$(32.3)	$(190.0)

Changes in Revenues:
Merchant Generation	(2.0)	(7.1)
Renewable Generation	(27.9)	(48.7)
Retail, Trading and Marketing	166.0	428.4
Total Change in Revenues	136.1	372.6

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(37.7)	(28.0)
Other Operation and Maintenance	13.8	25.3
Asset Impairments and Other Related Charges	(76.2)	(76.2)
Loss on the Sale of the Competitive Contracted Renewables Portfolio	—	112.0
Depreciation and Amortization	3.1	13.1
Taxes Other Than Income Taxes	1.2	3.8
Other Income	(2.3)	(0.3)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.6)	(1.4)
Interest Expense	21.3	39.6
Total Change in Expenses and Other	(77.4)	87.9

Income Tax Expense	(26.7)	(129.9)
Equity Earnings of Unconsolidated Subsidiaries	1.8	(2.8)
Net Loss Attributable to Noncontrolling Interests	(6.3)	(5.0)

2024 Earnings Attributable to AEP Common Shareholders	$(4.8)	$132.8
Second Quarter of 2024 Compared to Second Quarter of 2023

The major components of the increase in Revenues were as follows:

•Renewable Generation decreased $28 million primarily due to the sale of the competitive contracted renewables portfolio in August 2023.
•Retail, Trading and Marketing increased $166 million primarily due to a $124 million unrealized loss on economic hedge activity in 2023 and $5 million unrealized hedging gains in 2024 driven by changes in commodity prices.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $38 million primarily due to an increase in energy costs in 2024.
•Other Operation and Maintenance expenses decreased $14 million primarily due to the sale of the competitive contracted renewables portfolio in August 2023.
•Asset Impairments and Other Related Charges increased $76 million due to the Federal EPA’s revised CCR rules.
•Interest Expense decreased $21 million primarily due to lower advances from affiliates.
•Income Tax Benefit decreased $27 million primarily due to:
•A $16 million decrease in PTC and ITC amortization.
•A $13 million decrease due to an increase in pretax book income.
•Net Loss Attributable to Noncontrolling Interests decreased $6 million primarily due to the sale of the competitive contracted renewables portfolio in August 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The major components of the increase in Revenues were as follows:

•Merchant Generation decreased $7 million primarily due to lower market prices in 2024.
•Renewable Generation decreased $49 million primarily due to the sale of the competitive contracted renewables portfolio in August 2023.
•Retail, Trading and Marketing increased $428 million primarily due to a $269 million unrealized loss on economic hedge activity in 2023 and $96 million unrealized hedging gains in 2024 driven by changes in commodity prices.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $28 million primarily due to an increase in energy costs in 2024.
•Other Operation and Maintenance expenses decreased $25 million primarily due to the sale of the competitive contracted renewables portfolio in August 2023.
•Asset Impairments and Other Related Charges increased $76 million due to the Federal EPA’s revised CCR rules.
•Loss on the Sale of the Competitive Contracted Renewables Portfolio increased $112 million due to the pretax loss on the sale in 2023.
•Depreciation and Amortization expenses decreased $13 million primarily due to the sale of the competitive contracted renewables portfolio in August 2023.
•Interest Expense decreased $40 million due to lower advances from affiliates.
•Income Tax Expense increased $130 million primarily due to:
•A $96 million increase due to an increase in pretax book income.
•A $35 million increase due to a decrease in PTC and ITC amortization.
•Net Loss Attributable to Noncontrolling Interests decreased $5 million primarily due to the sale of the competitive contracted renewables portfolio in August 2023.

CORPORATE AND OTHER

Second Quarter of 2024 Compared to Second Quarter of 2023

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $98 million in 2023 to a loss of $68 million in 2024 primarily due to:

•A $27 million decrease in corporate expenses.
•A $23 million decrease in Income Tax Expense primarily due to:
•A $17 million decrease due to amortization of Excess ADIT.
•A $6 million decrease due to an increase in PTC and ITC amortization.
•A $7 million increase at EIS primarily due to higher returns on investments.
These increases in earnings were partially offset by:
•A $25 million decrease in interest income primarily due to lower advances to affiliates.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $111 million in 2023 to a loss of $122 million in 2024 primarily due to:

•A $49 million decrease in interest income primarily due to lower advances to affiliates.
•A $28 million decrease due to a prior-year adjustment driven by the termination of the sale of the Kentucky operations.
•A $14 million increase in interest expense due to higher interest rates.
These decreases in earnings were partially offset by:
•A $45 million decrease in corporate expenses.
•A $28 million decrease in Income Tax Expense primarily due to:
•A $17 million decrease due to an increase in PTC and ITC amortization.
•A $14 million decrease due to a decrease in pretax book income.
•A $13 million decrease due to amortization of Excess ADIT.
These decreases were partially offset by:
•A $12 million increase due to the impact of the termination of the sale of the Kentucky operations in 2023.
•A $5 million increase at EIS primarily due to higher returns on investments.

AEP CONSOLIDATED INCOME TAXES

Second Quarter of 2024 Compared to Second Quarter of 2023

Income Tax Expense decreased $22 million primarily due to:
•A $41 million decrease due to a decrease in pretax book income.
This decrease was partially offset by:
•A $15 million increase due to a decrease in PTC and ITC amortization.
•A $7 million increase due to a decrease in Excess ADIT amortization.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Income Tax Expense decreased $174 million primarily due to:
•A $212 million decrease due to a reduction in Excess ADIT regulatory liabilities at I&M, PSO, and SWEPCo as a result of the PLRs received regarding the treatment of stand-alone NOLCs in retail rate making.
•A $32 million decrease due to the reversal of a regulatory liability related to the merchant portion of Turk Plant Excess ADIT as a result of the APSC's March 2024 denial of SWEPCo's request to allow the merchant portion of the Turk Plant to serve Arkansas customers.
These decreases were partially offset by:
•A $54 million increase due to an increase in pretax book income.
•An $8 million increase due to a decrease in PTC and ITC amortization.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	June 30, 2024		December 31, 2023
	(dollars in millions)
Long-term Debt, including amounts due within one year	$42,062.3	60.2%	$40,143.2	58.8%
Short-term Debt	1,681.7	2.4	2,830.2	4.2
Total Debt	43,744.0	62.6	42,973.4	63.0
AEP Common Equity	26,135.2	37.4	25,246.7	37.0
Noncontrolling Interests	40.5	—	39.2	—
Total Debt and Equity Capitalization	$69,919.7	100.0%	$68,259.3	100.0%

AEP’s ratio of debt-to-total capital decreased slightly from 63.0% to 62.6% as of December 31, 2023 and June 30, 2024, respectively, primarily due to an increase in earnings and equity issued under the ATM program in 2024, partially offset by an increase in debt to support distribution, transmission and renewable investment growth in addition to working capital needs.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity.  As of June 30, 2024, AEP had $6 billion of revolving credit facilities to support its commercial paper program.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, long-term asset securitizations, leasing agreements, hybrid securities or common stock. AEP and its utilities finance its operations with commercial paper and other variable rate instruments that are subject to fluctuations in interest rates. To the extent that there is an increase in interest rates, it could reduce future net income and cash flows and impact financial condition.

Market volatility and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness. AEP is also monitoring the current bank environment and any impacts thereof. AEP was not materially impacted by these conditions during the six months ended June 30, 2024.

AEP continues to address the cash flow implications of increased fuel and purchased power costs, see “Deferred Fuel Costs” section of Executive Overview for additional information.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of June 30, 2024, available liquidity was approximately $5.4 billion as illustrated in the table below:

		Amount	Maturity (a)
Commercial Paper Backup:		(in millions)
	Revolving Credit Facility	$5,000.0	March 2029
	Revolving Credit Facility	1,000.0	March 2027
Cash and Cash Equivalents		202.5
Total Liquidity Sources		6,202.5
Less:	AEP Commercial Paper Outstanding	776.0
Net Available Liquidity		$5,426.5

(a)In March 2024, AEP increased its $4 billion Revolving Credit Facility to $5 billion and extended the maturity date from March 2027 to March 2029. Also, in March 2024, AEP extended the maturity date of its $1 billion Revolving Credit Facility from March 2025 to March 2027.

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during the first six months of 2024 was $2.9 billion.  The weighted-average interest rate for AEP’s commercial paper during 2024 was 5.58%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $450 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of June 30, 2024 was $245 million with maturities ranging from July 2024 to July 2025.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2025. As of June 30, 2024, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of June 30, 2024, this contractually-defined percentage was 58.6%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $100 million, would cause an event of default under these credit agreements.  This condition also applies, at the more restrictive level of $50 million of debt outstanding, in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

ATM Program

AEP participates in an ATM offering program that allows AEP to issue, from time to time, up to an aggregate of $1.7 billion of its common stock, including shares of common stock that may be sold pursuant to an equity forward sales agreement. As of June 30, 2024, approximately $1.3 billion of equity is available for issuance under the ATM offering program. See Note 12 - Financing Activities for additional information.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.88 per share in July 2024. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 12 for additional information.

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

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$379.0	$556.5
Net Cash Flows from Operating Activities	2,904.2	1,881.6
Net Cash Flows Used for Investing Activities	(3,249.7)	(4,265.5)
Net Cash Flows from Financing Activities	214.4	2,178.1
Net Decrease in Cash and Cash Equivalents	(131.1)	(205.8)
Cash, Cash Equivalents and Restricted Cash at End of Period	$247.9	$350.7

Operating Activities

	Six Months Ended June 30,
	2024	2023
	(in millions)
Net Income	$1,348.2	$916.5
Non-Cash Adjustments to Net Income (a)	1,596.6	1,692.6
Mark-to-Market of Risk Management Contracts	(75.0)	(124.7)
Property Taxes	213.2	202.7
Deferred Fuel Over/Under-Recovery, Net	120.0	342.5
Change in Other Noncurrent Assets	(131.0)	(375.5)
Change in Other Noncurrent Liabilities	189.9	(55.4)
Change in Certain Components of Working Capital	(357.7)	(717.1)
Net Cash Flows from Operating Activities	$2,904.2	$1,881.6

(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Deferred Income Taxes, Loss on the Sale of the Competitive Contracted Renewables Portfolio, Asset Impairments and Other Related Charges and AFUDC.

Net Cash Flows from Operating Activities increased by $1 billion primarily due to the following:
•A $490 million increase in cash from Change in Other Noncurrent Assets and Change in Other Noncurrent Liabilities. This increase is primarily due to changes in regulatory assets and liabilities driven by timing differences between collections from and refunds to customers under rate rider mechanisms.
•A $359 million increase in cash from the Change in Certain Components of Working Capital. The increase is primarily due to a decrease in fuel, material and supplies driven by lower coal inventory on hand, employee-related benefits and proceeds received from the sale of transferable tax credits. These increases were partially offset by the timing of accounts receivable collections.
•A $336 million increase in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.
These increases in cash were partially offset by:
•A $223 million decrease in cash primarily due to the timing of fuel and purchase power revenues and expenses.

Investing Activities

	Six Months Ended June 30,
	2024	2023
	(in millions)
Construction Expenditures	$(3,318.3)	$(4,049.7)
Acquisitions of Nuclear Fuel	(69.8)	(73.9)
Acquisitions of Renewable Energy Facilities	—	(145.7)
Proceeds from Sale of Equity Method Investment	114.0	—
Other	24.4	3.8
Net Cash Flows Used for Investing Activities	$(3,249.7)	$(4,265.5)

Net Cash Flows Used for Investing Activities decreased by $1 billion primarily due to the following:
•A $731 million decrease in Construction Expenditures, primarily due to decreases in Transmission and Distribution Utilities of $261 million, Vertically Integrated Utilities of $234 million and AEP Transmission Holdco of $201 million.
•A $146 million decrease due to the 2023 acquisition of the Rock Falls Wind Facility. See “Rock Falls Wind Facility” section of Note 6 for additional information.
•A $114 million increase in Proceeds from Sale of Equity Method Investment. See “Disposition of NMRD” section of Note 6 for additional information.

Financing Activities

	Six Months Ended June 30,
	2024	2023
	(in millions)
Issuance of Common Stock	$475.8	$77.6
Issuance/Retirement of Debt, Net	745.7	3,072.5
Dividends Paid on Common Stock	(936.0)	(863.6)
Other	(71.1)	(108.4)
Net Cash Flows from Financing Activities	$214.4	$2,178.1

Net Cash Flows from Financing Activities decreased by $2 billion primarily due to the following:
•A $1.1 billion increase in retirements of long-term debt. See Note 12 - Financing Activities for additional information.
•A $904 million decrease due to changes in short-term debt. See Note 12 - Financing Activities for additional information.
•A $296 million decrease in issuances of long-term debt. See Note 12 - Financing Activities for additional information.
These decreases in cash were partially offset by:
•A $398 million increase in issuances of common stock primarily under AEP’s ATM offering program . See Note 12 - Financing Activities for additional information.

See the “Long-term Debt Subsequent Events” section of Note 12 for Long-term debt and other securities issued, retired and principal payments made after June 30, 2024 through July 30, 2024, the date that the second quarter 10-Q was filed.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $8.1 billion of capital expenditures in 2024 and $43 billion through 2028. The expenditures are generally for transmission, generation, distribution, regulated renewables and required environmental investment to comply with the Federal EPA rules.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews, inflation and the ability to access capital.  Management expects to fund these capital expenditures through cash flows from operations, proceeds from the strategic sale of assets and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged. For complete information of forecasted capital expenditures, see “Budgeted Capital Expenditures” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report.

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

AROs

AROs are recognized for legal obligations associated with the retirement of property, plant and equipment. When recording an ARO, the present value of the projected liability is recognized in the period in which the legal obligation is incurred or enacted, if a reasonable estimate of fair value can be made. The liability is accreted over time. For operating facilities, the present value of the liability is added to the cost of the associated asset and depreciated over the remaining life of the asset. For retired facilities, the present value of the liability is expensed, and where future recovery through rates is probable, the present value of the liability is subsequently deferred as a regulatory asset. The present value of the initial ARO and subsequent updates are based on discounted cash flows, which include estimates regarding timing of future cash flows, discount rates and cost escalation rates. These estimates are subject to change. Depreciation expense is adjusted prospectively for any changes to the carrying amount of the associated asset.

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

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2023:

MTM Derivative Contract Net Assets (Liabilities)

Six Months Ended June 30, 2024

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contracts - Commodity Net Assets (Liabilities) as of December 31, 2023	$16.9	$(51.0)	$92.4	$58.3
(Gain)/Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(12.3)	4.2	58.3	50.2
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	(45.8)	(45.8)
Changes in Fair Value Due to Market Fluctuations During the Period (b)	(21.5)	—	58.6	37.1
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	165.7	3.6	—	169.3
Total MTM Risk Management Contracts - Commodity Net Assets (Liabilities) as of June 30, 2024	$148.8	$(43.2)	$163.5	269.1
Commodity Cash Flow Hedge Contracts				131.6
Interest Rate Cash Flow Hedge Contracts				10.1
Fair Value Hedge Contracts				(96.5)
Collateral Deposits				(152.6)
Total MTM Derivative Contract Net Assets as of June 30, 2024				$161.7

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of June 30, 2024, credit exposure net of collateral to sub investment grade counterparties was approximately 10.6%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of June 30, 2024, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$559.0	$156.2	$402.8	3	$200.1
Split Rating	13.4	—	13.4	1	13.4
No External Ratings:
Internal Investment Grade	16.6	—	16.6	2	8.6
Internal Noninvestment Grade	116.6	65.0	51.6	2	42.4
Total as of June 30, 2024	$705.6	$221.2	$484.4

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

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of June 30, 2024, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Six Months Ended				Twelve Months Ended
June 30, 2024				December 31, 2023
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.5	$1.7	$0.3	$0.1	$0.2	$0.9	$0.2	$0.1

VaR Model
Non-Trading Portfolio

Six Months Ended				Twelve Months Ended
June 30, 2024				December 31, 2023
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$24.9	$98.6	$23.8	$8.3	$17.7	$32.7	$16.4	$6.1

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. Prior to 2022, interest rates remained at low levels and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. During 2022 and 2023, the Federal Reserve approved 11 rate increases for a cumulative total of 5.25% increase. AEP has outstanding short and long-term debt which is subject to variable rates. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the six months ended June 30, 2024 and 2023, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $25 million and $53 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Vertically Integrated Utilities	$2,572.0	$2,629.0	$5,473.2	$5,445.3
Transmission and Distribution Utilities	1,428.8	1,330.8	2,912.0	2,786.1
Generation & Marketing	442.5	318.2	958.4	645.1
Other Revenues	135.9	94.5	261.3	186.9
TOTAL REVENUES	4,579.2	4,372.5	9,604.9	9,063.4

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,368.5	1,424.6	2,944.3	3,131.0
Other Operation	817.3	631.2	1,579.6	1,311.2
Maintenance	351.5	340.0	669.0	657.3
Loss on the Sale of the Competitive Contracted Renewables Portfolio	—	—	—	112.0
Asset Impairments and Other Related Charges	142.5	—	142.5	—
Depreciation and Amortization	821.9	741.6	1,609.0	1,517.1
Taxes Other Than Income Taxes	393.6	360.4	804.0	755.3
TOTAL EXPENSES	3,895.3	3,497.8	7,748.4	7,483.9

OPERATING INCOME	683.9	874.7	1,856.5	1,579.5

Other Income (Expense):
Other Income	13.1	14.4	26.7	29.1
Allowance for Equity Funds Used During Construction	55.2	41.0	98.8	72.3
Non-Service Cost Components of Net Periodic Benefit Cost	37.4	55.2	82.5	110.7
Interest Expense	(465.6)	(460.0)	(901.2)	(875.7)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	324.0	525.3	1,163.3	915.9

Income Tax Expense (Benefit)	6.7	28.6	(135.2)	39.0
Equity Earnings of Unconsolidated Subsidiaries	25.2	19.4	49.7	39.6

NET INCOME	342.5	516.1	1,348.2	916.5

Net Income (Loss) Attributable to Noncontrolling Interests	2.2	(5.1)	4.8	(1.7)

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$340.3	$521.2	$1,343.4	$918.2

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	528,898,816	514,879,144	527,725,426	514,529,837

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$0.64	$1.01	$2.55	$1.78

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	530,140,990	516,242,919	528,868,693	515,922,446

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$0.64	$1.01	$2.54	$1.78

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$342.5	$516.1	$1,348.2	$916.5

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $5.9 and $9.3 for the Three Months Ended June 30, 2024 and 2023, Respectively, and $4.3 and $(31.2) for the Six Months Ended June 30, 2024 and 2023, Respectively	22.4	34.8	16.2	(117.6)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $(0.8) for the Three Months Ended June 30, 2024 and 2023, Respectively, and $(0.2) and $(5.1) for the Six Months Ended June 30, 2024 and 2023, Respectively	(0.1)	(3.1)	(0.7)	(19.2)
Reclassifications of KPCo Pension and OPEB Regulatory Assets, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2024 and 2023, Respectively, and $0 and $4.4 for the Six Months Ended June 30, 2024 and 2023, Respectively	—	—	—	16.7

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	22.3	31.7	15.5	(120.1)

TOTAL COMPREHENSIVE INCOME	364.8	547.8	1,363.7	796.4

Total Comprehensive Income (Loss) Attributable To Noncontrolling Interests	2.2	(5.1)	4.8	(1.7)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$362.6	$552.9	$1,358.9	$798.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2022	525.1	$3,413.1	$8,051.0	$12,345.6		$83.7	$229.0	$24,122.4

Issuance of Common Stock	0.8	5.1	36.0					41.1
Common Stock Dividends				(428.8)	(a)		(3.0)	(431.8)
Other Changes in Equity			(12.7)				0.2	(12.5)
Net Income				397.0			3.4	400.4
Other Comprehensive Loss						(151.8)		(151.8)
TOTAL EQUITY – MARCH 31, 2023	525.9	3,418.2	8,074.3	12,313.8		(68.1)	229.6	23,967.8

Issuance of Common Stock	0.5	3.3	33.2					36.5
Common Stock Dividends				(429.5)	(a)		(2.3)	(431.8)
Other Changes in Equity			3.3	—				3.3
Net Income (Loss)				521.2			(5.1)	516.1
Other Comprehensive Income						31.7		31.7
TOTAL EQUITY – JUNE 30, 2023	526.4	$3,421.5	$8,110.8	$12,405.5		$(36.4)	$222.2	$24,123.6

TOTAL EQUITY – DECEMBER 31, 2023	527.4	$3,427.9	$9,073.9	$12,800.4		$(55.5)	$39.2	$25,285.9

Issuance of Common Stock	0.8	5.4	35.2					40.6
Common Stock Dividends				(465.5)	(b)		(1.4)	(466.9)
Other Changes in Equity			(14.8)					(14.8)
Net Income				1,003.1			2.6	1,005.7
Other Comprehensive Loss						(6.8)		(6.8)
TOTAL EQUITY – MARCH 31, 2024	528.2	3,433.3	9,094.3	13,338.0		(62.3)	40.4	25,843.7

Issuance of Common Stock	4.9	32.1	403.1					435.2
Common Stock Dividends				(467.0)	(b)		(2.1)	(469.1)
Other Changes in Equity			1.1					1.1
Net Income				340.3			2.2	342.5
Other Comprehensive Income						22.3		22.3
TOTAL EQUITY – JUNE 30, 2024	533.1	$3,465.4	$9,498.5	$13,211.3		$(40.0)	$40.5	$26,175.7

(a)    Cash dividends declared per AEP common share were $0.83.
(b)    Cash dividends declared per AEP common share were $0.88.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(in millions)
(Unaudited)

	June 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$202.5	$330.1
Restricted Cash (June 30, 2024 and December 31, 2023 Amounts Include $45.4 and $48.9, Respectively, Related to Transition Funding, Restoration Funding and Appalachian Consumer Rate Relief Funding)	45.4	48.9
Other Temporary Investments (June 30, 2024 and December 31, 2023 Amounts Include $208.5 and $205, Respectively, Related to EIS and Transource Energy)	225.7	214.3
Accounts Receivable:
Customers	1,081.1	1,029.9
Accrued Unbilled Revenues	308.6	179.5
Pledged Accounts Receivable – AEP Credit	1,276.6	1,249.4
Miscellaneous	47.1	48.7
Allowance for Uncollectible Accounts	(61.6)	(60.1)
Total Accounts Receivable	2,651.8	2,447.4
Fuel	741.3	853.7
Materials and Supplies	1,021.7	1,025.8
Risk Management Assets	322.7	217.5
Accrued Tax Benefits	171.0	156.2
Regulatory Asset for Under-Recovered Fuel Costs	506.2	514.0
Assets Held for Sale	353.2	—
Prepayments and Other Current Assets	411.3	274.2
TOTAL CURRENT ASSETS	6,652.8	6,082.1

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	24,319.7	24,329.5
Transmission	36,919.7	35,934.1
Distribution	30,019.3	28,989.9
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	6,796.6	6,484.9
Construction Work in Progress	6,196.6	5,508.0
Total Property, Plant and Equipment	104,251.9	101,246.4
Accumulated Depreciation and Amortization	25,391.5	24,553.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	78,860.4	76,693.4

OTHER NONCURRENT ASSETS
Regulatory Assets	5,354.3	5,092.4
Securitized Assets	283.2	336.3
Spent Nuclear Fuel and Decommissioning Trusts	4,214.0	3,860.2
Goodwill	52.5	52.5
Long-term Risk Management Assets	255.4	321.2
Operating Lease Assets	581.1	620.2
Deferred Charges and Other Noncurrent Assets	3,368.9	3,625.7
TOTAL OTHER NONCURRENT ASSETS	14,109.4	13,908.5

TOTAL ASSETS	$99,622.6	$96,684.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2024 and December 31, 2023
(in millions, except per-share and share amounts)
(Unaudited)

			June 30,	December 31,
			2024	2023
CURRENT LIABILITIES
Accounts Payable			$2,331.5	$2,032.5
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			900.0	888.0
Other Short-term Debt			781.7	1,942.2
Total Short-term Debt			1,681.7	2,830.2
Long-term Debt Due Within One Year (June 30, 2024 and December 31, 2023 Amounts Include $194 and $207.2, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			2,071.9	2,490.5
Risk Management Liabilities			155.0	229.6
Customer Deposits			441.7	423.7
Accrued Taxes			1,513.2	1,800.1
Accrued Interest			458.0	410.2
Obligations Under Operating Leases			99.1	115.7
Liabilities Held for Sale			12.5	—
Other Current Liabilities			1,398.1	1,251.1
TOTAL CURRENT LIABILITIES			10,162.7	11,583.6

NONCURRENT LIABILITIES
Long-term Debt (June 30, 2024 and December 31, 2023 Amounts Include $575.9 and $556.3, Respectively, Related to Sabine, DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Transource Energy)			39,990.4	37,652.7
Long-term Risk Management Liabilities			261.4	241.8
Deferred Income Taxes			9,786.4	9,415.7
Regulatory Liabilities and Deferred Investment Tax Credits			8,185.9	8,182.4
Asset Retirement Obligations			3,633.7	2,972.5
Employee Benefits and Pension Obligations			226.5	241.7
Obligations Under Operating Leases			496.9	519.4
Deferred Credits and Other Noncurrent Liabilities			646.1	545.8
TOTAL NONCURRENT LIABILITIES			63,227.3	59,772.0

TOTAL LIABILITIES			73,390.0	71,355.6

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			56.9	42.5
TOTAL MEZZANINE EQUITY			56.9	42.5

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2024	2023
Shares Authorized	600,000,000	600,000,000
Shares Issued	533,144,747	527,369,157
(1,184,572 Shares were Held in Treasury as of June 30, 2024 and December 31, 2023, Respectively)			3,465.4	3,427.9
Paid-in Capital			9,498.5	9,073.9
Retained Earnings			13,211.3	12,800.4
Accumulated Other Comprehensive Income (Loss)			(40.0)	(55.5)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			26,135.2	25,246.7

Noncontrolling Interests			40.5	39.2

TOTAL EQUITY			26,175.7	25,285.9

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$99,622.6	$96,684.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net Income	$1,348.2	$916.5
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	1,609.0	1,517.1
Deferred Income Taxes	(56.1)	135.8
Loss on the Sale of the Competitive Contracted Renewables Portfolio	—	112.0
Asset Impairments and Other Related Charges	142.5	—
Allowance for Equity Funds Used During Construction	(98.8)	(72.3)
Mark-to-Market of Risk Management Contracts	(75.0)	(124.7)
Property Taxes	213.2	202.7
Deferred Fuel Over/Under-Recovery, Net	120.0	342.5
Change in Other Noncurrent Assets	(131.0)	(375.5)
Change in Other Noncurrent Liabilities	189.9	(55.4)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(209.3)	277.8
Fuel, Materials and Supplies	111.3	(315.1)
Accounts Payable	77.0	62.6
Accrued Taxes, Net	(301.3)	(433.7)
Other Current Assets	(144.0)	(76.6)
Other Current Liabilities	108.6	(232.1)
Net Cash Flows from Operating Activities	2,904.2	1,881.6

INVESTING ACTIVITIES
Construction Expenditures	(3,318.3)	(4,049.7)
Purchases of Investment Securities	(1,190.1)	(1,235.6)
Sales of Investment Securities	1,157.1	1,206.3
Acquisitions of Nuclear Fuel	(69.8)	(73.9)
Acquisitions of Renewable Energy Facilities	—	(145.7)
Proceeds from Sale of Equity Method Investment	114.0	—
Other Investing Activities	57.4	33.1
Net Cash Flows Used for Investing Activities	(3,249.7)	(4,265.5)

FINANCING ACTIVITIES
Issuance of Common Stock	475.8	77.6
Issuance of Long-term Debt	3,663.3	3,958.8
Issuance of Short-term Debt with Original Maturities greater than 90 Days	376.6	597.4
Change in Short-term Debt with Original Maturities less than 90 Days, Net	(860.0)	(688.2)
Retirement of Long-term Debt	(1,769.1)	(641.7)
Redemption of Short-term Debt with Original Maturities Greater than 90 Days	(665.1)	(153.8)
Principal Payments for Finance Lease Obligations	(35.8)	(40.6)
Dividends Paid on Common Stock	(936.0)	(863.6)
Other Financing Activities	(35.3)	(67.8)
Net Cash Flows from Financing Activities	214.4	2,178.1

Net Decrease in Cash and Cash Equivalents	(131.1)	(205.8)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	379.0	556.5
Cash, Cash Equivalents and Restricted Cash at End of Period	$247.9	$350.7

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$881.0	$773.5
Net Cash Paid for Income Taxes	60.8	9.9
Cash Paid (Received) for Transferable Tax Credits	(72.2)	—
Noncash Acquisitions Under Finance Leases	20.5	25.6
Construction Expenditures Included in Current Liabilities as of June 30,	1,049.9	966.6
Acquisition of Nuclear Fuel Included in Current Liabilities as of June 30,	8.2	(36.0)

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of KWhs)
Retail:
Residential	3,529	3,082	6,058	5,614
Commercial	4,143	3,443	7,450	6,187
Industrial	3,324	3,171	6,597	6,279
Miscellaneous	156	153	307	291
Total Retail	11,152	9,849	20,412	18,371

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in degree days)
Actual – Heating (a)	1	2	162	143
Normal – Heating (b)	3	3	198	197

Actual – Cooling (c)	1,198	955	1,344	1,226
Normal – Cooling (b)	949	940	1,086	1,067

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 70 degree temperature base.

AEP Texas Inc. and Subsidiaries
Reconciliation of 2023 to 2024 Net Income
(in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
2023 Net Income	$109.1	$156.7

Changes in Revenues:
Retail Revenues	50.9	79.7
Transmission Revenues	21.6	31.2
Other Revenues	5.9	4.4
Total Change in Revenues	78.4	115.3

Changes in Expenses and Other:
Other Operation and Maintenance	(49.3)	(40.9)
Depreciation and Amortization	(10.0)	(15.7)
Taxes Other Than Income Taxes	4.2	7.7
Interest Income	1.5	1.6
Allowance for Equity Funds Used During Construction	10.2	12.5
Non-Service Cost Components of Net Periodic Benefit Cost	(1.4)	(2.5)
Interest Expense	(3.0)	(7.6)
Total Change in Expenses and Other	(47.8)	(44.9)

Income Tax Expense	(11.3)	(19.0)

2024 Net Income	$128.4	$208.1

Second Quarter of 2024 Compared to Second Quarter of 2023

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $51 million primarily due to the following:
•A $33 million increase in revenue from rate riders.
•A $10 million increase in weather-related usage primarily due to a 25% increase in cooling degree days.
•A $9 million increase in weather-normalized revenues in all retail classes.
•Transmission Revenues increased $22 million due to the following:
•A $12 million increase due to increased load.
•A $10 million increase in interim rates driven by increased transmission investments.
•Other Revenues increased $6 million due to the following:
•A $3 million increase primarily due to increased load.
•A $3 million increase due to an increase in pole attachment revenue.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $49 million primarily due to the following:
•A $29 million increase due to a prior year decrease in expenses driven by legislation passed in Texas in May 2023 allowing employee financially based incentives to be recovered.
•A $20 million increase in employee-related expenses due to the voluntary severance program.
•Depreciation and Amortization expenses increased $10 million primarily due to a higher depreciable base.
•Allowance for Equity Funds Used During Construction increased $10 million primarily due to capitalization of AFUDC on prepaid pension and OPEB.

•Interest Expense increased $3 million primarily due to the following:
•An $8 million increase due to higher debt balances and interest rates.
This increase was partially offset by:
•A $5 million decrease due to an increase of capitalization of AFUDC on prepaid pension and OPEB.
•Income Tax Expense increased $11 million primarily due to the following:
•A $6 million increase due to an increase in pretax book income.
•A $6 million decrease in amortization of Excess ADIT.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The major components of the increase in revenues were as follows:

•Retail Revenues increased $80 million primarily due to the following:
•A $49 million increase in revenue from rate riders.
•A $29 million increase in weather-normalized revenues primarily in the residential and commercial classes.
•Transmission Revenues increased $31 million due to the following:
•A $20 million increase in interim rates driven by increased transmission investments.
•An $11 million increase due to increased load.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $41 million primarily due to the following:
•A $28 million increase due to a prior year decrease in expenses driven by legislation passed in Texas in May 2023 allowing employee financially based incentives to be recovered.
•A $20 million increase in employee-related expenses due to the voluntary severance program.
These increases were partially offset by:
•A $7 million decrease in distribution-related expenses.
•Depreciation and Amortization expenses increased $16 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes decreased $8 million primarily due to lower property taxes driven by decreased tax rates.
•Allowance for Equity Funds Used During Construction increased $13 million primarily due to the following:
•An $8 million increase primarily due to capitalization of AFUDC on prepaid pension and OPEB.
•A $5 increase due to a higher AFUDC base.
•Interest Expense increased $8 million primarily due to the following:
•A $14 million increase due to higher debt balances and interest rates.
This increase was partially offset by:
•A $5 million decrease due to an increase of capitalization of AFUDC on prepaid pension and OPEB.
•Income Tax Expense increased $19 million primarily due to the following:
•A $15 million increase due to an increase in pretax book income.
•A $6 million decrease in amortization of Excess ADIT.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Electric Transmission and Distribution	$537.7	$459.4	$1,000.7	$887.1
Sales to AEP Affiliates	1.4	1.3	2.7	2.5
Other Revenues	0.5	0.5	2.6	1.1
TOTAL REVENUES	539.6	461.2	1,006.0	890.7

EXPENSES
Other Operation	147.8	93.9	288.6	240.8
Maintenance	21.7	26.3	43.8	50.7
Depreciation and Amortization	124.9	114.9	241.6	225.9
Taxes Other Than Income Taxes	40.6	44.8	80.6	88.3
TOTAL EXPENSES	335.0	279.9	654.6	605.7

OPERATING INCOME	204.6	181.3	351.4	285.0

Other Income (Expense):
Interest Income	2.1	0.6	2.6	1.0
Allowance for Equity Funds Used During Construction	15.5	5.3	24.1	11.6
Non-Service Cost Components of Net Periodic Benefit Cost	3.4	4.8	7.1	9.6
Interest Expense	(59.3)	(56.3)	(120.8)	(113.2)

INCOME BEFORE INCOME TAX EXPENSE	166.3	135.7	264.4	194.0

Income Tax Expense	37.9	26.6	56.3	37.3

NET INCOME	$128.4	$109.1	$208.1	$156.7

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$128.4	$109.1	$208.1	$156.7

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.6 and $0.8 for the Three Months Ended June 30, 2024 and 2023, Respectively, and $1.6 and $0.8 for the Six Months Ended June 30, 2024 and 2023, Respectively	2.2	3.2	6.1	3.2
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2024 and 2023, Respectively, and $0 and $(0.1) for the Six Months Ended June 30, 2024 and 2023, Respectively	—	—	—	(0.6)

TOTAL OTHER COMPREHENSIVE INCOME	2.2	3.2	6.1	2.6

TOTAL COMPREHENSIVE INCOME	$130.6	$112.3	$214.2	$159.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	$1,558.2	$2,354.7	$(8.6)	$3,904.3

Capital Contribution from Parent	100.0			100.0
Net Income		47.6		47.6
Other Comprehensive Loss			(0.6)	(0.6)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2023	1,658.2	2,402.3	(9.2)	4,051.3

Capital Contribution from Parent	175.3			175.3
Return of Capital to Parent	(4.3)			(4.3)
Net Income		109.1		109.1
Other Comprehensive Income			3.2	3.2
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2023	$1,829.2	$2,511.4	$(6.0)	$4,334.6

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	$2,079.6	$2,725.1	$(8.6)	$4,796.1

Net Income		79.7		79.7
Other Comprehensive Income			3.9	3.9
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2024	2,079.6	2,804.8	(4.7)	4,879.7

Capital Contribution from Parent	1.6			1.6
Net Income		128.4		128.4
Other Comprehensive Income			2.2	2.2
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2024	$2,081.2	$2,933.2	$(2.5)	$5,011.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(in millions)
(Unaudited)

	June 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (June 30, 2024 and December 31, 2023 Amounts Include $29.4 and $34, Respectively, Related to Transition Funding and Restoration Funding)	29.4	34.0
Advances to Affiliates	258.2	7.1
Accounts Receivable:
Customers	223.4	176.5
Affiliated Companies	18.1	23.8
Accrued Unbilled Revenues	112.3	82.3
Miscellaneous	1.9	0.8
Allowance for Uncollectible Accounts	(4.1)	(4.9)
Total Accounts Receivable	351.6	278.5
Materials and Supplies	185.4	190.4
Prepayments and Other Current Assets	7.8	10.0
TOTAL CURRENT ASSETS	832.5	520.1

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	7,047.1	6,812.6
Distribution	6,033.3	5,798.8
Other Property, Plant and Equipment	1,157.3	1,145.9
Construction Work in Progress	1,112.0	904.6
Total Property, Plant and Equipment	15,349.7	14,661.9
Accumulated Depreciation and Amortization	1,974.9	1,887.9
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	13,374.8	12,774.0

OTHER NONCURRENT ASSETS
Regulatory Assets	350.6	315.3
Securitized Assets (June 30, 2024 and December 31, 2023 Amounts Include $163.3 and $202.9, Respectively, Related to Transition Funding and Restoration Funding)	163.3	202.9
Deferred Charges and Other Noncurrent Assets	227.2	178.4
TOTAL OTHER NONCURRENT ASSETS	741.1	696.6

TOTAL ASSETS	$14,948.4	$13,990.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2024 and December 31, 2023
(in millions)
(Unaudited)

	June 30,	December 31,
	2024	2023
CURRENT LIABILITIES
Advances from Affiliates	$—	$103.7
Accounts Payable:
General	290.5	192.3
Affiliated Companies	33.3	27.7
Long-term Debt Due Within One Year – Nonaffiliated (June 30, 2024 and December 31, 2023 Amounts Include $63.6 and $95.9, Respectively, Related to Transition Funding and Restoration Funding)	63.6	96.0
Accrued Taxes	140.6	99.1
Accrued Interest (June 30, 2024 and December 31, 2023 Amounts Include $1.9 and $2, Respectively, Related to Transition Funding and Restoration Funding)	54.1	49.2
Obligations Under Operating Leases	20.6	28.7
Other Current Liabilities	217.8	152.7
TOTAL CURRENT LIABILITIES	820.5	749.4

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (June 30, 2024 and December 31, 2023 Amounts Include $114.2 and $125.9, Respectively, Related to Transition Funding and Restoration Funding)	6,426.1	5,793.8
Deferred Income Taxes	1,274.9	1,227.8
Regulatory Liabilities and Deferred Investment Tax Credits	1,279.7	1,261.4
Obligations Under Operating Leases	48.2	50.9
Deferred Credits and Other Noncurrent Liabilities	87.1	111.3
TOTAL NONCURRENT LIABILITIES	9,116.0	8,445.2

TOTAL LIABILITIES	9,936.5	9,194.6

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	2,081.2	2,079.6
Retained Earnings	2,933.2	2,725.1
Accumulated Other Comprehensive Income (Loss)	(2.5)	(8.6)
TOTAL COMMON SHAREHOLDER’S EQUITY	5,011.9	4,796.1

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$14,948.4	$13,990.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net Income	$208.1	$156.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	241.6	225.9
Deferred Income Taxes	45.1	28.5
Allowance for Equity Funds Used During Construction	(24.1)	(11.6)
Mark-to-Market of Risk Management Contracts	—	0.4
Property Taxes	(53.5)	(60.0)
Change in Other Noncurrent Assets	(57.0)	(89.7)
Change in Other Noncurrent Liabilities	19.7	7.8
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(73.1)	(33.1)
Materials and Supplies	5.0	(18.5)
Accounts Payable	26.0	1.9
Accrued Taxes, Net	43.6	50.2
Other Current Assets	—	2.9
Other Current Liabilities	4.7	(34.4)
Net Cash Flows from Operating Activities	386.1	227.0

INVESTING ACTIVITIES
Construction Expenditures	(665.3)	(834.2)
Change in Advances to Affiliates, Net	(251.1)	—
Other Investing Activities	32.8	20.2
Net Cash Flows Used for Investing Activities	(883.6)	(814.0)

FINANCING ACTIVITIES
Capital Contribution from Parent	1.6	275.3
Return of Capital to Parent	—	(4.3)
Issuance of Long-term Debt – Nonaffiliated	841.9	445.9
Change in Advances from Affiliates, Net	(103.7)	39.4
Retirement of Long-term Debt – Nonaffiliated	(244.5)	(168.2)
Principal Payments for Finance Lease Obligations	(3.7)	(3.7)
Other Financing Activities	1.3	0.6
Net Cash Flows from Financing Activities	492.9	585.0

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(4.6)	(2.0)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	34.1	32.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$29.5	$30.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$111.0	$108.3
Net Cash Paid (Received) for Income Taxes	(5.4)	0.7
Noncash Acquisitions Under Finance Leases	2.1	2.6
Construction Expenditures Included in Current Liabilities as of June 30,	191.3	147.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of June 30,
	2024	2023
	(in millions)
Plant In Service	$14,608.3	$13,269.6
Construction Work in Progress	1,914.5	1,918.9
Accumulated Depreciation and Amortization	1,436.8	1,150.8
Total Transmission Property, Net	$15,086.0	$14,037.7

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of 2023 to 2024 Net Income
(in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
2023 Net Income	$175.7	$338.4

Changes in Transmission Revenues:
Transmission Revenues	30.3	71.5
Total Change in Transmission Revenues	30.3	71.5

Changes in Expenses and Other:
Other Operation and Maintenance	(14.3)	(15.6)
Depreciation and Amortization	(10.3)	(21.0)
Taxes Other Than Income Taxes	(7.5)	(6.1)
Interest Income	1.7	2.1
Allowance for Equity Funds Used During Construction	(0.6)	0.9
Interest Expense	(0.7)	(10.3)
Total Change in Expenses and Other	(31.7)	(50.0)

Income Tax Expense	1.4	(3.0)

2024 Net Income	$175.7	$356.9

Second Quarter of 2024 Compared to Second Quarter of 2023

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $30 million primarily due to continued investment in transmission assets.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $14 million primarily due to an $11 million increase in employee-related expenses due to the voluntary severance program.
•Depreciation and Amortization expenses increased $10 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $8 million primarily due to higher property taxes driven by increased transmission investment.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The major components of the increase in transmission revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $71 million primarily due to continued investment in transmission assets.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $16 million primarily due to the following:
•An $11 million increase in employee-related expenses due to the voluntary severance program.
•A $3 million increase in other employee-related expenses.
•Depreciation and Amortization expenses increased $21 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $6 million primarily due to higher property taxes driven by increased transmission investment.
•Interest Expense increased $10 million primarily due to higher long-term debt balances and interest rates.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Transmission Revenues	$97.3	$90.2	$195.7	$180.2
Sales to AEP Affiliates	394.4	365.8	783.8	723.2
Provision for Refund – Affiliated	(16.6)	(8.3)	(22.6)	(13.1)
Provision for Refund – Nonaffiliated	(0.3)	(2.8)	(1.7)	(3.8)
Other Revenues	0.4	—	2.8	—
TOTAL REVENUES	475.2	444.9	958.0	886.5

EXPENSES
Other Operation	40.0	26.4	69.9	55.4
Maintenance	5.0	4.3	10.3	9.2
Depreciation and Amortization	106.7	96.4	212.6	191.6
Taxes Other Than Income Taxes	75.5	68.0	148.9	142.8
TOTAL EXPENSES	227.2	195.1	441.7	399.0

OPERATING INCOME	248.0	249.8	516.3	487.5

Other Income (Expense):
Interest Income – Affiliated	4.3	2.6	6.2	4.1
Allowance for Equity Funds Used During Construction	22.5	23.1	40.4	39.5
Interest Expense	(51.4)	(50.7)	(106.2)	(95.9)

INCOME BEFORE INCOME TAX EXPENSE	223.4	224.8	456.7	435.2

Income Tax Expense	47.7	49.1	99.8	96.8

NET INCOME	$175.7	$175.7	$356.9	$338.4

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2022	$3,022.3	$2,850.7	$5,873.0

Capital Contribution from Member	25.0		25.0
Dividends Paid to Member		(55.0)	(55.0)
Net Income		162.7	162.7
TOTAL MEMBER'S EQUITY – MARCH 31, 2023	3,047.3	2,958.4	6,005.7

Return of Capital to Member	(8.6)		(8.6)
Dividends Paid to Member		(30.0)	(30.0)
Net Income		175.7	175.7
TOTAL MEMBER'S EQUITY – JUNE 30, 2023	$3,038.7	$3,104.1	$6,142.8

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2023	$3,043.4	$3,289.9	$6,333.3

Capital Contribution from Member	25.0		25.0
Dividends Paid to Member		(40.0)	(40.0)
Net Income		181.2	181.2
TOTAL MEMBER'S EQUITY – MARCH 31, 2024	3,068.4	3,431.1	6,499.5

Capital Contribution from Member	9.6		9.6
Dividends Paid to Member		(31.0)	(31.0)
Net Income		175.7	175.7
TOTAL MEMBER'S EQUITY – JUNE 30, 2024	$3,078.0	$3,575.8	$6,653.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(in millions)
(Unaudited)

	June 30,	December 31,
	2024	2023
CURRENT ASSETS
Advances to Affiliates	$275.2	$67.1
Accounts Receivable:
Customers	88.5	82.2
Affiliated Companies	143.0	125.5
Total Accounts Receivable	231.5	207.7
Prepayments and Other Current Assets	14.3	4.0
TOTAL CURRENT ASSETS	521.0	278.8

TRANSMISSION PROPERTY
Transmission Property	14,103.9	13,723.9
Other Property, Plant and Equipment	504.4	501.4
Construction Work in Progress	1,914.5	1,563.7
Total Transmission Property	16,522.8	15,789.0
Accumulated Depreciation and Amortization	1,436.8	1,291.3
TOTAL TRANSMISSION PROPERTY – NET	15,086.0	14,497.7

OTHER NONCURRENT ASSETS
Regulatory Assets	1.6	3.1
Deferred Property Taxes	170.2	286.4
Deferred Charges and Other Noncurrent Assets	7.4	6.5
TOTAL OTHER NONCURRENT ASSETS	179.2	296.0

TOTAL ASSETS	$15,786.2	$15,072.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)

	June 30,	December 31,
	2024	2023
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$46.5	$174.3
Accounts Payable:
General	326.2	274.7
Affiliated Companies	107.6	107.9
Long-term Debt Due Within One Year – Nonaffiliated	185.0	95.0
Accrued Taxes	504.0	568.6
Accrued Interest	46.5	39.6
Obligations Under Operating Leases	1.4	1.3
Other Current Liabilities	33.9	24.7
TOTAL CURRENT LIABILITIES	1,251.1	1,286.1

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	5,676.5	5,319.4
Deferred Income Taxes	1,204.8	1,147.7
Regulatory Liabilities	832.5	783.7
Obligations Under Operating Leases	1.2	1.4
Deferred Credits and Other Noncurrent Liabilities	166.3	200.9
TOTAL NONCURRENT LIABILITIES	7,881.3	7,453.1

TOTAL LIABILITIES	9,132.4	8,739.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	3,078.0	3,043.4
Retained Earnings	3,575.8	3,289.9
TOTAL MEMBER’S EQUITY	6,653.8	6,333.3

TOTAL LIABILITIES AND MEMBER’S EQUITY	$15,786.2	$15,072.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net Income	$356.9	$338.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	212.6	191.6
Deferred Income Taxes	49.4	42.7
Allowance for Equity Funds Used During Construction	(40.4)	(39.5)
Property Taxes	116.2	110.7
Change in Other Noncurrent Assets	—	3.4
Change in Other Noncurrent Liabilities	(28.9)	1.7
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(23.8)	(104.1)
Materials and Supplies	(0.2)	(4.8)
Accounts Payable	(6.5)	64.6
Accrued Taxes, Net	(65.3)	(133.3)
Other Current Assets	0.5	1.3
Other Current Liabilities	2.6	10.2
Net Cash Flows from Operating Activities	573.1	482.9

INVESTING ACTIVITIES
Construction Expenditures	(657.8)	(876.1)
Change in Advances to Affiliates, Net	(208.1)	(75.0)
Other Investing Activities	11.3	2.6
Net Cash Flows Used for Investing Activities	(854.6)	(948.5)

FINANCING ACTIVITIES
Capital Contribution from Member	34.6	25.0
Return of Capital to Member	—	(8.6)
Issuance of Long-term Debt – Nonaffiliated	445.7	689.1
Change in Advances from Affiliates, Net	(127.8)	(154.9)
Dividends Paid to Member	(71.0)	(85.0)
Net Cash Flows from Financing Activities	281.5	465.6

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$96.9	$82.8
Net Cash Paid (Received) for Income Taxes	(12.5)	32.0
Construction Expenditures Included in Current Liabilities as of June 30,	237.9	238.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of KWhs)
Retail:
Residential	2,085	1,987	5,350	5,046
Commercial	1,454	1,346	2,929	2,749
Industrial	2,203	2,135	4,305	4,244
Miscellaneous	203	190	414	390
Total Retail	5,945	5,658	12,998	12,429

Wholesale	564	514	1,218	1,003

Total KWhs	6,509	6,172	14,216	13,432

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in degree days)
Actual – Heating (a)	48	69	1,029	928
Normal – Heating (b)	85	87	1,395	1,408

Actual – Cooling (c)	535	225	537	233
Normal – Cooling (b)	378	379	384	385

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Appalachian Power Company and Subsidiaries
Reconciliation of 2023 to 2024 Net Income
(in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
2023 Net Income	$42.9	$155.4

Changes in Revenues:
Retail Revenues	88.0	178.4
Off-system Sales	0.3	(0.3)
Transmission Revenues	(5.2)	1.1
Other Revenues	0.6	9.8
Total Change in Revenues	83.7	189.0

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(26.9)	(84.0)
Other Operation and Maintenance	(25.3)	(53.0)
Depreciation and Amortization	(7.6)	(14.4)
Taxes Other Than Income Taxes	(1.0)	(5.2)
Interest Income	0.4	0.6
Allowance for Equity Funds Used During Construction	1.6	2.1
Non-Service Cost Components of Net Periodic Benefit Cost	(1.8)	(2.8)
Interest Expense	(1.2)	(4.0)
Total Change in Expenses and Other	(61.8)	(160.7)

Income Tax Expense	(6.5)	11.1

2024 Net Income	$58.3	$194.8

Second Quarter of 2024 Compared to Second Quarter of 2023

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $88 million primarily due to the following:
•A $50 million increase in rider revenues.
•A $24 million increase in fuel revenues.
•A $23 million increase in weather-related usage driven by a 138% increase in cooling degree days.
•Transmission Revenues decreased $5 million primarily due to transmission formula rate true-up activity.
Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $27 million primarily due to a decrease in under-recovered fuel deferrals in West Virginia driven by an increase in ENEC rates in September 2023.
•Other Operation and Maintenance expenses increased $25 million primarily due to the following:
•A $26 million increase in employee-related expenses due to the voluntary severance program.
•A $12 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
These increases were partially offset by:
•A $7 million decrease due to the January 2024 completion of regulatory asset amortization related to under-earnings during the 2017-2019 Triennial Review.
•Depreciation and Amortization expenses increased $8 million primarily due to a higher depreciable base.
•Income Tax Expense increased $7 million primarily due to an increase in pretax book income.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $178 million primarily due to the following:
•A $96 million increase in rider revenues.
•A $51 million increase in fuel revenues.
•A $40 million increase in weather-related usage driven by a 130% increase in cooling degree days and an 11% increase in heating degree days.
•Other Revenues increased $10 million primarily due to pole attachment revenue.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $84 million primarily due to a decrease in under-recovered fuel deferrals in West Virginia driven by an increase in ENEC rates in September 2023 and the amortization of Excess ADIT through the ENEC.
•Other Operation and Maintenance expenses increased $53 million primarily due to the following:
•A $35 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
•A $26 million increase in employee-related expenses due to the voluntary severance program.
These increases were partially offset by:
•A $12 million decrease due to the January 2024 completion of regulatory asset amortization related to under-earnings during the 2017-2019 Triennial Review.
•Depreciation and Amortization expenses increased $14 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $5 million due to an increase in Virginia state minimum taxes.
•Income Tax Expense decreased $11 million primarily due to the following:
•A $14 million decrease driven by an increase in amortization of Excess ADIT.
This decrease was partially offset by:
•A $6 million increase driven by an increase in pretax book income.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Electric Generation, Transmission and Distribution	$851.7	$762.5	$1,876.0	$1,677.0
Sales to AEP Affiliates	54.8	61.1	117.9	130.7
Other Revenues	3.7	2.9	9.3	6.5
TOTAL REVENUES	910.2	826.5	2,003.2	1,814.2

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	304.8	277.9	701.6	617.6
Other Operation	212.0	189.9	424.6	381.7
Maintenance	78.3	75.1	158.3	148.2
Depreciation and Amortization	145.7	138.1	295.5	281.1
Taxes Other Than Income Taxes	42.2	41.2	88.2	83.0
TOTAL EXPENSES	783.0	722.2	1,668.2	1,511.6

OPERATING INCOME	127.2	104.3	335.0	302.6

Other Income (Expense):
Interest Income	1.2	0.8	2.0	1.4
Allowance for Equity Funds Used During Construction	4.3	2.7	7.2	5.1
Non-Service Cost Components of Net Periodic Benefit Cost	6.4	8.2	13.5	16.3
Interest Expense	(68.1)	(66.9)	(136.2)	(132.2)

INCOME BEFORE INCOME TAX EXPENSE	71.0	49.1	221.5	193.2

Income Tax Expense	12.7	6.2	26.7	37.8

NET INCOME	$58.3	$42.9	$194.8	$155.4

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Net Income	$58.3	$42.9	$194.8	$155.4

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2024 and 2023, Respectively, and $(0.1) and $(0.1) for the Six Months Ended June 30, 2024 and 2023, Respectively	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $(0.2) for the Three Months Ended June 30, 2024 and 2023, Respectively, and $(0.1) and $(0.4) for the Six Months Ended June 30, 2024 and 2023, Respectively	(0.3)	(0.8)	(0.6)	(1.6)

TOTAL OTHER COMPREHENSIVE LOSS	(0.5)	(1.0)	(1.0)	(2.0)

TOTAL COMPREHENSIVE INCOME	$57.8	$41.9	$193.8	$153.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2022	$260.4	$1,828.7	$2,891.1	$(4.8)	$4,975.4

Net Income			112.5		112.5
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2023	260.4	1,828.7	3,003.6	(5.8)	5,086.9

Capital Contribution from Parent		4.3			4.3
Net Income			42.9		42.9
Other Comprehensive Loss				(1.0)	(1.0)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2023	$260.4	$1,833.0	$3,046.5	$(6.8)	$5,133.1

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2023	$260.4	$1,834.5	$3,185.5	$(3.7)	$5,276.7

Capital Contribution from Parent		100.0			100.0
Net Income			136.5		136.5
Other Comprehensive Loss				(0.5)	(0.5)
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2024	260.4	1,934.5	3,322.0	(4.2)	5,512.7

Capital Contribution from Parent		9.5			9.5
Net Income			58.3		58.3
Other Comprehensive Loss				(0.5)	(0.5)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2024	$260.4	$1,944.0	$3,380.3	$(4.7)	$5,580.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(in millions)
(Unaudited)

	June 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$4.0	$5.0
Restricted Cash for Securitized Funding	15.9	14.9
Advances to Affiliates	42.5	18.9
Accounts Receivable:
Customers	189.1	170.3
Affiliated Companies	113.6	98.8
Accrued Unbilled Revenues	71.2	70.8
Miscellaneous	0.3	0.6
Allowance for Uncollectible Accounts	(2.0)	(2.0)
Total Accounts Receivable	372.2	338.5
Fuel	282.4	315.0
Materials and Supplies	135.6	148.4
Risk Management Assets	67.7	22.4
Regulatory Asset for Under-Recovered Fuel Costs	150.3	155.4
Prepayments and Other Current Assets	47.4	40.5
TOTAL CURRENT ASSETS	1,118.0	1,059.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	7,192.8	7,041.3
Transmission	4,860.2	4,711.8
Distribution	5,324.3	5,176.6
Other Property, Plant and Equipment	1,044.8	981.3
Construction Work in Progress	703.5	709.2
Total Property, Plant and Equipment	19,125.6	18,620.2
Accumulated Depreciation and Amortization	5,872.0	5,688.7
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	13,253.6	12,931.5

OTHER NONCURRENT ASSETS
Regulatory Assets	1,324.9	1,155.1
Securitized Assets	119.8	133.4
Employee Benefits and Pension Assets	180.2	171.7
Operating Lease Assets	68.9	73.7
Deferred Charges and Other Noncurrent Assets	179.1	187.5
TOTAL OTHER NONCURRENT ASSETS	1,872.9	1,721.4

TOTAL ASSETS	$16,244.5	$15,711.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)

	June 30,	December 31,
	2024	2023
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$339.6
Accounts Payable:
General	374.5	280.4
Affiliated Companies	137.9	121.3
Long-term Debt Due Within One Year – Nonaffiliated	682.7	538.8
Risk Management Liabilities	9.0	15.9
Customer Deposits	83.1	80.0
Accrued Taxes	156.2	117.6
Accrued Interest	63.7	58.9
Obligations Under Operating Leases	13.5	14.6
Other Current Liabilities	153.4	118.8
TOTAL CURRENT LIABILITIES	1,674.0	1,685.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,989.3	5,049.5
Deferred Income Taxes	2,012.6	2,011.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,088.8	1,081.9
Asset Retirement Obligations	749.7	442.5
Employee Benefits and Pension Obligations	31.8	32.8
Obligations Under Operating Leases	56.0	59.8
Deferred Credits and Other Noncurrent Liabilities	62.3	70.9
TOTAL NONCURRENT LIABILITIES	8,990.5	8,749.3

TOTAL LIABILITIES	10,664.5	10,435.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,944.0	1,834.5
Retained Earnings	3,380.3	3,185.5
Accumulated Other Comprehensive Income (Loss)	(4.7)	(3.7)
TOTAL COMMON SHAREHOLDER’S EQUITY	5,580.0	5,276.7

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$16,244.5	$15,711.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net Income	$194.8	$155.4
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	295.5	281.1
Deferred Income Taxes	(27.4)	(2.8)
Allowance for Equity Funds Used During Construction	(7.2)	(5.1)
Mark-to-Market of Risk Management Contracts	(54.4)	27.4
Deferred Fuel Over/Under-Recovery, Net	81.2	54.2
Change in Other Noncurrent Assets	0.5	7.7
Change in Other Noncurrent Liabilities	5.9	(39.3)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(32.2)	60.4
Fuel, Materials and Supplies	45.4	(113.4)
Margin Deposits	(12.4)	(11.7)
Accounts Payable	66.4	(128.7)
Accrued Taxes, Net	41.6	13.4
Other Current Assets	2.3	5.1
Other Current Liabilities	10.8	(20.8)
Net Cash Flows from Operating Activities	610.8	282.9

INVESTING ACTIVITIES
Construction Expenditures	(443.5)	(558.2)
Change in Advances to Affiliates, Net	(23.6)	0.9
Other Investing Activities	9.1	2.7
Net Cash Flows Used for Investing Activities	(458.0)	(554.6)

FINANCING ACTIVITIES
Capital Contribution from Parent	109.5	4.3
Issuance of Long-term Debt – Nonaffiliated	480.8	200.0
Change in Advances from Affiliates, Net	(339.6)	83.9
Retirement of Long-term Debt – Nonaffiliated	(399.5)	(13.0)
Principal Payments for Finance Lease Obligations	(4.4)	(4.1)
Other Financing Activities	0.4	0.6
Net Cash Flows from (Used for) Financing Activities	(152.8)	271.7

Net Change in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	—	—
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	19.9	21.9
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$19.9	$21.9

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$126.6	$125.9
Net Cash Paid for Income Taxes	9.6	23.4
Cash Paid (Received) for Transferable Tax Credits	(0.1)	—
Noncash Acquisitions Under Finance Leases	0.7	1.7
Construction Expenditures Included in Current Liabilities as of June 30,	143.7	139.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of KWhs)
Retail:
Residential	1,162	1,114	2,600	2,577
Commercial	1,290	1,207	2,565	2,396
Industrial	1,853	1,821	3,661	3,625
Miscellaneous	11	11	25	27
Total Retail	4,316	4,153	8,851	8,625

Wholesale	1,117	1,547	2,737	2,964

Total KWhs	5,433	5,700	11,588	11,589

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in degree days)
Actual – Heating (a)	141	227	1,826	1,914
Normal – Heating (b)	241	241	2,422	2,423

Actual – Cooling (c)	357	206	357	206
Normal – Cooling (b)	268	268	269	269

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Indiana Michigan Power Company and Subsidiaries
Reconciliation of 2023 to 2024 Net Income
(in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
2023 Net Income	$74.8	$177.6

Changes in Revenues:
Retail Revenues	(9.0)	(10.8)
Off-system Sales	(0.4)	0.8
Transmission Revenues	3.1	7.5
Other Revenues	1.4	2.0
Total Change in Revenues	(4.9)	(0.5)

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	7.8	(15.6)
Purchased Electricity from AEP Affiliates	(7.4)	(23.8)
Other Operation and Maintenance	(26.3)	(28.6)
Asset Impairments and Other Related Charges	(13.4)	(13.4)
Depreciation and Amortization	(7.3)	9.6
Taxes Other Than Income Taxes	(4.0)	(7.8)
Other Income	0.2	2.8
Non-Service Cost Components of Net Periodic Benefit Cost	(1.2)	(2.5)
Interest Expense	(1.2)	5.8
Total Change in Expenses and Other	(52.8)	(73.5)

Income Tax Expense	18.1	76.6

2024 Net Income	$35.2	$180.2

Second Quarter of 2024 Compared to Second Quarter of 2023

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $9 million primarily due to the following:
•A $13 million decrease in fuel revenues primarily driven by lower fuel rates in Indiana.
•A $5 million decrease in rider revenues.
These decreases were partially offset by:
•An $11 million increase in weather-related usage primarily due to a 73% increase in cooling degree days.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $8 million primarily due to decreased recoverable fuel and purchased power costs driven by decreased fuel revenues, partially offset by an increase in merchant generation at Rockport Plant.
•Purchased Electricity from AEP Affiliates increased $7 million primarily due to an increase in purchased electricity from Rockport Plant.
•Other Operation and Maintenance expenses increased $26 million primarily due to the following:
•A $15 million increase in employee-related expenses due to the voluntary severance program.
•A $7 million increase in non-utility operation expenses due to an increase in River Transportation Division (RTD) expenses and merchant operation expenses.
•A $5 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
•Asset Impairments and Other Related Charges increased $13 million due to the Federal EPA’s revised CCR rules.

•Depreciation and Amortization expenses increased $7 million primarily due to a higher depreciable base in addition to a prior year change in the amortization period of certain assets.
•Income Tax Expense decreased $18 million primarily due to the following:
•A $12 million reduction in the Excess ADIT regulatory liability at I&M as a result of I&M's Michigan base case treatment of stand-alone NOLCs.
•A $12 million decrease due to a decrease in pretax book income.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $11 million primarily due to the following:
•A $13 million decrease due to a regulatory provision for refund.
•A $12 million decrease in weather-normalized margins primarily in the residential and industrial classes, partially offset by an increase in the commercial class.
These decreases were partially offset by:
•A $14 million increase in weather-related usage primarily due to a 73% increase in cooling degree days.
•Transmission Revenues increased $8 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $16 million primarily due to an increase in merchant generation at Rockport Plant and a Michigan PSCR disallowance, offset by decreased recoverable fuel and purchased power costs driven by a decrease in fuel revenues.
•Purchased Electricity from AEP Affiliates increased $24 million primarily due to an increase in purchased electricity from Rockport Plant.
•Other Operation and Maintenance expenses increased $29 million primarily due to the following:
•A $16 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
•A $15 million increase in employee-related expenses due to the voluntary severance program.
•A $7 million increase in demand side management expenses.
•A $7 million increase in non-utility operation expenses due to an increase in RTD expenses and merchant operation expenses at Rockport Plant.
These increases were partially offset by:
•A $4 million decrease in nuclear expenses at Cook Plant primarily due to lower refueling outage expenses.
•A $3 million decrease due to an increased Nuclear Electric Insurance Limited distribution in 2024.
•A $3 million decrease in vegetation management expenses.
•Asset Impairments and Other Related Charges increased $13 million due to the Federal EPA’s revised CCR rules.
•Depreciation and Amortization expenses decreased $10 million primarily due to the following:
•A $17 million decrease primarily due to the deferral of Excess ADIT as a result of the PLR received regarding the treatment of stand-alone NOLCs and the timing of refunds to customers under rate rider mechanisms.
This decrease was partially offset by:
•An $8 million increase due to a higher depreciable base in addition to a prior year change in the amortization period of certain assets.
•Taxes Other Than Income Taxes increased $8 million primarily due to an increase in property taxes resulting from additional capital expenditures.
•Interest Expense decreased $6 million primarily due to the recognition of debt carrying charges as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
•Income Tax Expense decreased $77 million primarily due to the following:
•A $67 million decrease due to a reduction in Excess ADIT as a result of the IRS PLR and I&M's Michigan base case treatment of stand-alone NOLCs.
•A $16 million decrease due to a decrease in pretax book income.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Electric Generation, Transmission and Distribution	$569.6	$580.4	$1,217.4	$1,223.2
Sales to AEP Affiliates	2.1	1.9	3.9	3.1
Other Revenues – Affiliated	20.5	14.5	35.5	30.4
Other Revenues – Nonaffiliated	2.1	2.4	4.9	5.5
TOTAL REVENUES	594.3	599.2	1,261.7	1,262.2

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	86.1	93.9	208.7	193.1
Purchased Electricity from AEP Affiliates	44.5	37.1	106.0	82.2
Other Operation	190.3	170.1	368.5	339.8
Maintenance	63.2	57.1	115.6	115.7
Asset Impairments and Other Related Charges	13.4	—	13.4	—
Depreciation and Amortization	118.3	111.0	226.6	236.2
Taxes Other Than Income Taxes	24.6	20.6	47.9	40.1
TOTAL EXPENSES	540.4	489.8	1,086.7	1,007.1

OPERATING INCOME	53.9	109.4	175.0	255.1

Other Income (Expense):
Other Income	3.2	3.0	6.4	3.6
Non-Service Cost Components of Net Periodic Benefit Cost	6.5	7.7	13.2	15.7
Interest Expense	(37.0)	(35.8)	(63.2)	(69.0)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	26.6	84.3	131.4	205.4

Income Tax Expense (Benefit)	(8.6)	9.5	(48.8)	27.8

NET INCOME	$35.2	$74.8	$180.2	$177.6

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$35.2	$74.8	$180.2	$177.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1 and $0 for the Three Months Ended June 30, 2024 and 2023, Respectively, and $0.1 and $(0.2) for the Six Months Ended June 30, 2024 and 2023, Respectively	0.1	0.1	0.2	(0.6)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $(0.1) for Three Months Ended June 30, 2024 and 2023, Respectively, and $0 and $(0.6) for the Six Months Ended June 30, 2024 and 2023, Respectively	(0.1)	(0.3)	(0.1)	(2.2)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	—	(0.2)	0.1	(2.8)

TOTAL COMPREHENSIVE INCOME	$35.2	$74.6	$180.3	$174.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2022	$56.6	$988.8	$1,963.2	$(0.3)	$3,008.3

Common Stock Dividends			(31.2)		(31.2)
Net Income			102.8		102.8
Other Comprehensive Loss				(2.6)	(2.6)
TOTAL COMMON SHAREHOLDER'S EQUITY -MARCH 31, 2023	56.6	988.8	2,034.8	(2.9)	3,077.3

Capital Contribution from Parent		0.1			0.1
Common Stock Dividends			(31.3)		(31.3)
Net Income			74.8		74.8
Other Comprehensive Loss				(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2023	$56.6	$988.9	$2,078.3	$(3.1)	$3,120.7

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2023	$56.6	$997.6	$2,086.6	$(0.6)	$3,140.2

Common Stock Dividends			(37.5)		(37.5)
Net Income			145.0		145.0
Other Comprehensive Income				0.1	0.1
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2024	56.6	997.6	2,194.1	(0.5)	3,247.8

Capital Contribution from Parent		5.0			5.0
Common Stock Dividends			(37.5)		(37.5)
Net Income			35.2		35.2
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2024	$56.6	$1,002.6	$2,191.8	$(0.5)	$3,250.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(in millions)
(Unaudited)

	June 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$2.4	$2.1
Accounts Receivable:
Customers	51.6	66.9
Affiliated Companies	78.8	65.0
Accrued Unbilled Revenues	6.5	0.2
Miscellaneous	4.5	8.2
Total Accounts Receivable	141.4	140.3
Fuel	79.4	88.1
Materials and Supplies	208.3	208.2
Risk Management Assets	28.1	27.8
Regulatory Asset for Under-Recovered Fuel Costs	5.7	14.8
Prepayments and Other Current Assets	61.9	46.7
TOTAL CURRENT ASSETS	527.2	528.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,669.7	5,646.8
Transmission	1,924.3	1,906.4
Distribution	3,402.9	3,254.0
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	918.0	898.5
Construction Work in Progress	339.2	301.7
Total Property, Plant and Equipment	12,254.1	12,007.4
Accumulated Depreciation, Depletion and Amortization	4,522.8	4,378.4
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,731.3	7,629.0

OTHER NONCURRENT ASSETS
Regulatory Assets	589.6	406.3
Spent Nuclear Fuel and Decommissioning Trusts	4,214.0	3,860.2
Operating Lease Assets	48.1	53.8
Deferred Charges and Other Noncurrent Assets	295.5	330.7
TOTAL OTHER NONCURRENT ASSETS	5,147.2	4,651.0

TOTAL ASSETS	$13,405.7	$12,808.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2024 and December 31, 2023
(dollars in millions)
(Unaudited)

	June 30,	December 31,
	2024	2023
CURRENT LIABILITIES
Advances from Affiliates	$52.6	$63.3
Accounts Payable:
General	235.9	225.8
Affiliated Companies	98.0	107.3
Long-term Debt Due Within One Year – Nonaffiliated (June 30, 2024 and December 31, 2023 Amounts Include $99.9 and $81.4, Respectively, Related to DCC Fuel)	291.3	83.7
Customer Deposits	51.9	72.2
Accrued Taxes	140.8	104.7
Accrued Interest	41.2	41.3
Obligations Under Operating Leases	13.1	16.8
Regulatory Liability for Over-Recovered Fuel Costs	4.6	23.2
Other Current Liabilities	106.9	91.9
TOTAL CURRENT LIABILITIES	1,036.3	830.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,249.0	3,415.7
Deferred Income Taxes	1,212.9	1,169.9
Regulatory Liabilities and Deferred Investment Tax Credits	2,336.5	2,052.3
Asset Retirement Obligations	2,223.1	2,104.3
Obligations Under Operating Leases	35.8	37.7
Deferred Credits and Other Noncurrent Liabilities	61.6	57.7
TOTAL NONCURRENT LIABILITIES	9,118.9	8,837.6

TOTAL LIABILITIES	10,155.2	9,667.8

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	1,002.6	997.6
Retained Earnings	2,191.8	2,086.6
Accumulated Other Comprehensive Income (Loss)	(0.5)	(0.6)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,250.5	3,140.2

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$13,405.7	$12,808.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net Income	$180.2	$177.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	226.6	236.2
Deferred Income Taxes	(69.8)	(1.9)
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	(20.5)	36.7
Asset Impairments and Other Related Charges	13.4	—
Allowance for Equity Funds Used During Construction	(6.7)	(2.8)
Mark-to-Market of Risk Management Contracts	9.5	(13.7)
Amortization of Nuclear Fuel	46.1	50.2
Deferred Fuel Over/Under-Recovery, Net	(9.5)	29.6
Change in Other Noncurrent Assets	10.2	(7.0)
Change in Other Noncurrent Liabilities	29.3	(4.6)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(0.1)	37.3
Fuel, Materials and Supplies	8.6	(52.7)
Accounts Payable	(7.5)	(25.2)
Accrued Taxes, Net	36.1	(3.0)
Other Current Assets	(8.8)	(3.6)
Other Current Liabilities	(10.8)	(23.4)
Net Cash Flows from Operating Activities	426.3	429.7

INVESTING ACTIVITIES
Construction Expenditures	(275.0)	(267.1)
Change in Advances to Affiliates, Net	—	(17.5)
Purchases of Investment Securities	(1,187.1)	(1,233.3)
Sales of Investment Securities	1,154.1	1,206.3
Acquisitions of Nuclear Fuel	(69.8)	(1.9)
Other Investing Activities	3.7	3.3
Net Cash Flows Used for Investing Activities	(374.1)	(310.2)

FINANCING ACTIVITIES
Capital Contribution from Parent	5.0	0.1
Issuance of Long-term Debt – Nonaffiliated	80.4	494.9
Change in Advances from Affiliates, Net	(10.7)	(249.9)
Retirement of Long-term Debt – Nonaffiliated	(48.6)	(299.2)
Principal Payments for Finance Lease Obligations	(3.6)	(3.8)
Dividends Paid on Common Stock	(75.0)	(62.5)
Other Financing Activities	0.6	0.5
Net Cash Flows Used for Financing Activities	(51.9)	(119.9)

Net Increase (Decrease) in Cash and Cash Equivalents	0.3	(0.4)
Cash and Cash Equivalents at Beginning of Period	2.1	4.2
Cash and Cash Equivalents at End of Period	$2.4	$3.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$72.8	$62.1
Net Cash Paid (Received) for Income Taxes	(14.5)	13.8
Noncash Acquisitions Under Finance Leases	1.0	3.2
Construction Expenditures Included in Current Liabilities as of June 30,	86.2	78.1
Acquisition of Nuclear Fuel Included in Current Liabilities as of June 30,	8.2	36.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

OHIO POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of KWhs)
Retail:
Residential	3,064	2,828	6,815	6,562
Commercial	5,066	3,950	9,750	7,950
Industrial	3,502	3,502	7,041	6,920
Miscellaneous	24	24	53	54
Total Retail (a)	11,656	10,304	23,659	21,486

Wholesale (b)	253	428	843	881

Total KWhs	11,909	10,732	24,502	22,367

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in degree days)
Actual – Heating (a)	110	177	1,573	1,521
Normal – Heating (b)	181	185	2,052	2,076

Actual – Cooling (c)	422	184	422	184
Normal – Cooling (b)	306	305	309	308

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Ohio Power Company and Subsidiaries
Reconciliation of 2023 to 2024 Net Income
(in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
2023 Net Income	$67.7	$145.7

Changes in Revenues:
Retail Revenues	28.0	2.5
Off-system Sales	(6.0)	(9.6)
Transmission Revenues	(3.5)	(0.2)
Other Revenues	(1.3)	13.7
Total Change in Revenues	17.2	6.4

Changes in Expenses and Other:
Purchased Electricity for Resale	82.6	216.5
Purchased Electricity from AEP Affiliates	(13.9)	(60.5)
Other Operation and Maintenance	(34.3)	(70.7)
Asset Impairments and Other Related Charges	(52.9)	(52.9)
Depreciation and Amortization	(33.8)	(64.4)
Taxes Other Than Income Taxes	(23.1)	(38.6)
Other Income	(0.1)	(0.2)
Allowance for Equity Funds Used During Construction	1.4	4.1
Non-Service Cost Components of Net Periodic Benefit Cost	(1.2)	(2.2)
Interest Expense	(4.7)	(8.2)
Total Change in Expenses and Other	(80.0)	(77.1)

Income Tax Expense (Benefit)	13.5	14.0

2024 Net Income	$18.4	$89.0

Second Quarter of 2024 Compared to Second Quarter of 2023

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $28 million primarily due to:
•An $85 million increase in rider revenues.
•A $14 million increase in weather-related usage driven by a 129% increase in cooling degree days offset by a 38% decrease in heating degree days.
•A $6 million increase in weather-normalized revenues in the residential class, partially offset by the industrial class.
These increases were partially offset by:
•A $76 million decrease due to lower customer participation in OPCo’s SSO, partially offset by higher prices.
•Off-system Sales decreased $6 million primarily due to:
•A $4 million decrease in sales at OVEC driven by lower volume.
•A $2 million decrease due to 2023 PJM settlements related to winter storm Elliott.
•Other Revenues decreased $1 million due to the following:
•A $17 million decrease in recoverable sales of renewable energy credits.
This decrease was partially offset by:
•A $13 million increase due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses decreased $83 million primarily due to the following:
•A $90 million decrease in recoverable auction purchases primarily due to lower volumes driven by lower customer participation in OPCo’s SSO.
•A $19 million decrease in recoverable alternative energy rider expenses.
These decreases were partially offset by:
•A $27 million increase in recoverable OVEC costs.
•Purchased Electricity from AEP Affiliates expenses increased $14 million primarily due to increased recoverable purchases in OPCo’s SSO auction.
•Other Operation and Maintenance expenses increased $34 million primarily due to the following:
•A $17 million increase in transmission expenses primarily due to:
•An $11 million increase in recoverable PJM expenses.
•A $7 million increase in vegetation management expenses.
•A $15 million increase in employee-related expenses due to the voluntary severance program.
•A $10 million increase in distribution expenses primarily related to recoverable storm restoration costs and recoverable vegetation management expenses.
•Asset Impairments and Other Related Charges increased $53 million primarily due to Federal EPA revised CCR rules.
•Depreciation and Amortization expenses increased $34 million primarily due to a higher depreciable base and an increase in recoverable rider depreciable assets.
•Taxes Other Than Income Taxes increased $23 million primarily due to higher property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Income Tax Expense decreased $14 million primarily due to a decrease in pretax book income.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $3 million primarily due to:
•A $174 million increase in rider revenues.
•A $30 million increase in weather-related usage driven by a 129% increase in cooling degree days.
These increases were partially offset by:
•A $202 million decrease due to lower customer participation in OPCo’s SSO, partially offset by higher prices.
•Off-system Sales decreased $10 million primarily due to 2023 PJM settlements related to winter storm Elliott.
•Other Revenues increased $14 million due to the following:
•A $23 million increase due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs.
This increase was partially offset by:
•An $11 million decrease in recoverable sales of renewable energy credits.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses decreased $217 million primarily due to the following:
•A $262 million decrease in recoverable auction purchases primarily due to lower volumes driven by lower customer participation in OPCo’s SSO, partially offset by higher prices.
•A $16 million decrease in recoverable alternative energy rider expenses.
These decreases were partially offset by:
•A $62 million increase in recoverable OVEC costs.
•Purchased Electricity from AEP Affiliates expenses increased $61 million primarily due to increased recoverable purchases in OPCo’s SSO auction.
•Other Operation and Maintenance expenses increased $71 million primarily due to the following:
•A $44 million increase in transmission expenses primarily due to:
•A $37 million increase in recoverable PJM expenses.
•A $10 million increase in vegetation management expenses.
•A $26 million increase in distribution expenses primarily due to recoverable storm restoration costs and recoverable vegetation management expenses.
•A $15 million increase in employee-related expenses due to the voluntary severance program.
•Asset Impairments and Other Related Charges increased $53 million primarily due to Federal EPA revised CCR rules.
•Depreciation and Amortization expenses increased $64 million primarily due to a higher depreciable base and an increase in recoverable rider depreciable assets.

•Taxes Other Than Income Taxes increased $39 million primarily due to higher property taxes driven by additional investments in transmission and distribution assets and higher tax rates.
•Interest Expense increased $8 million primarily due to higher debt balances and interest rates.
•Income Tax Expense decreased $14 million primarily due to a decrease in pretax book income.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Electricity, Transmission and Distribution	$887.8	$868.8	$1,903.2	$1,890.6
Sales to AEP Affiliates	5.7	8.2	11.4	15.8
Other Revenues	2.8	2.1	5.5	7.3
TOTAL REVENUES	896.3	879.1	1,920.1	1,913.7

EXPENSES
Purchased Electricity for Resale	185.0	267.6	443.7	660.2
Purchased Electricity from AEP Affiliates	25.5	11.6	72.1	11.6
Other Operation	283.8	265.4	577.0	539.2
Maintenance	67.1	51.2	128.4	95.5
Asset Impairments and Other Related Charges	52.9	—	52.9	—
Depreciation and Amortization	102.0	68.2	207.8	143.4
Taxes Other Than Income Taxes	137.3	114.2	288.1	249.5
TOTAL EXPENSES	853.6	778.2	1,770.0	1,699.4

OPERATING INCOME	42.7	100.9	150.1	214.3

Other Income (Expense):
Other Income	0.1	0.2	0.1	0.3
Allowance for Equity Funds Used During Construction	4.3	2.9	9.8	5.7
Non-Service Cost Components of Net Periodic Benefit Cost	5.3	6.5	10.8	13.0
Interest Expense	(36.6)	(31.9)	(71.2)	(63.0)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	15.8	78.6	99.6	170.3

Income Tax Expense (Benefit)	(2.6)	10.9	10.6	24.6

NET INCOME	$18.4	$67.7	$89.0	$145.7

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	$321.2	$837.8	$1,929.1	$3,088.1

Capital Contribution from Parent		50.0		50.0
Net Income			78.0	78.0
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2023	321.2	887.8	2,007.1	3,216.1

Capital Contribution from Parent		125.0		125.0
Net Income			67.7	67.7
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2023	$321.2	$1,012.8	$2,074.8	$3,408.8

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	$321.2	$1,012.8	$2,237.3	$3,571.3

Net Income			70.6	70.6
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2024	321.2	1,012.8	2,307.9	3,641.9

Net Income			18.4	18.4
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2024	$321.2	$1,012.8	$2,326.3	$3,660.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(in millions)
(Unaudited)

	June 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$6.3	$6.4
Advances to Affiliates	49.9	—
Accounts Receivable:
Customers	102.2	39.2
Affiliated Companies	141.4	129.2
Miscellaneous	10.0	2.3
Total Accounts Receivable	253.6	170.7
Materials and Supplies	174.2	183.9
Prepayments and Other Current Assets	20.2	16.8
TOTAL CURRENT ASSETS	504.2	377.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	3,496.5	3,395.1
Distribution	7,063.0	6,839.4
Other Property, Plant and Equipment	1,196.9	1,125.0
Construction Work in Progress	668.3	654.0
Total Property, Plant and Equipment	12,424.7	12,013.5
Accumulated Depreciation and Amortization	2,814.3	2,713.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,610.4	9,299.9

OTHER NONCURRENT ASSETS
Regulatory Assets	411.2	455.0
Operating Lease Assets	64.5	69.9
Deferred Charges and Other Noncurrent Assets	442.5	641.1
TOTAL OTHER NONCURRENT ASSETS	918.2	1,166.0

TOTAL ASSETS	$11,032.8	$10,843.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)

	June 30,	December 31,
	2024	2023
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$110.5
Accounts Payable:
General	288.4	320.7
Affiliated Companies	161.4	154.2
Risk Management Liabilities	6.0	6.8
Customer Deposits	101.0	62.0
Accrued Taxes	556.2	763.3
Obligations Under Operating Leases	12.7	13.5
Other Current Liabilities	195.8	183.3
TOTAL CURRENT LIABILITIES	1,321.5	1,614.3

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,714.3	3,366.8
Long-term Risk Management Liabilities	37.2	43.9
Deferred Income Taxes	1,158.9	1,152.7
Regulatory Liabilities and Deferred Investment Tax Credits	1,004.5	1,003.6
Obligations Under Operating Leases	52.1	56.7
Deferred Credits and Other Noncurrent Liabilities	84.0	34.4
TOTAL NONCURRENT LIABILITIES	6,051.0	5,658.1

TOTAL LIABILITIES	7,372.5	7,272.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock –No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	1,012.8	1,012.8
Retained Earnings	2,326.3	2,237.3
TOTAL COMMON SHAREHOLDER’S EQUITY	3,660.3	3,571.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$11,032.8	$10,843.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net Income	$89.0	$145.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	207.8	143.4
Deferred Income Taxes	(10.2)	7.1
Asset Impairments and Other Related Charges	52.9	—
Allowance for Equity Funds Used During Construction	(9.8)	(5.7)
Mark-to-Market of Risk Management Contracts	(7.5)	14.3
Property Taxes	190.8	193.9
Change in Other Noncurrent Assets	4.8	(88.0)
Change in Other Noncurrent Liabilities	18.4	(37.7)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(80.4)	8.2
Materials and Supplies	9.7	(2.5)
Accounts Payable	(47.2)	30.8
Customer Deposits	39.0	(37.0)
Accrued Taxes, Net	(207.1)	(289.9)
Other Current Assets	(4.9)	2.3
Other Current Liabilities	11.1	(15.3)
Net Cash Flows from Operating Activities	256.4	69.6

INVESTING ACTIVITIES
Construction Expenditures	(455.8)	(547.7)
Change in Advances to Affiliates, Net	(49.9)	—
Other Investing Activities	15.3	11.1
Net Cash Flows Used for Investing Activities	(490.4)	(536.6)

FINANCING ACTIVITIES
Capital Contribution from Parent	—	175.0
Issuance of Long-term Debt – Nonaffiliated	346.3	395.1
Change in Advances from Affiliates, Net	(110.5)	(100.6)
Retirement of Long-term Debt – Nonaffiliated	—	(0.6)
Principal Payments for Finance Lease Obligations	(2.7)	(2.4)
Other Financing Activities	0.8	0.6
Net Cash Flows from Financing Activities	233.9	467.1

Net Increase (Decrease) in Cash and Cash Equivalents	(0.1)	0.1
Cash and Cash Equivalents at Beginning of Period	6.4	9.6
Cash and Cash Equivalents at End of Period	$6.3	$9.7

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$64.6	$57.6
Net Cash Paid (Received) for Income Taxes	(13.0)	9.2
Noncash Acquisitions Under Finance Leases	0.8	2.1
Construction Expenditures Included in Current Liabilities as of June 30,	112.9	87.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of KWhs)
Retail:
Residential	1,463	1,358	2,914	2,746
Commercial	1,383	1,291	2,615	2,395
Industrial	1,501	1,507	2,912	2,946
Miscellaneous	327	317	610	592
Total Retail	4,674	4,473	9,051	8,679

Wholesale	64	46	111	73

Total KWhs	4,738	4,519	9,162	8,752

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in degree days)
Actual – Heating (a)	5	28	917	899
Normal – Heating (b)	42	45	1,088	1,100

Actual – Cooling (c)	808	638	830	648
Normal – Cooling (b)	665	660	682	677

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Public Service Company of Oklahoma
Reconciliation of 2023 to 2024 Net Income
(in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
2023 Net Income	$51.0	$48.7

Changes in Revenues:
Retail Revenues (a)	(22.3)	(57.9)
Transmission Revenues	0.3	0.1
Other Revenues	6.1	12.7
Total Change in Revenues	(15.9)	(45.1)

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	43.1	94.3
Other Operation and Maintenance	(28.2)	(32.0)
Depreciation and Amortization	0.8	(5.5)
Taxes Other Than Income Taxes	(9.4)	(9.1)
Interest Income	0.2	(0.6)
Allowance for Equity Funds Used During Construction	(0.5)	0.4
Non-Service Cost Components of Net Periodic Benefit Cost	(0.8)	(1.5)
Interest Expense	(0.1)	8.3
Total Change in Expenses and Other	5.1	54.3

Income Tax Benefit	(3.9)	50.4

2024 Net Income	$36.3	$108.3

(a)Includes firm wholesale sales to municipals and cooperatives.

Second Quarter of 2024 Compared to Second Quarter of 2023

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $22 million primarily due to the following:
•A $40 million decrease in fuel revenue primarily due to lower authorized fuel rates.
•A $9 million decrease in weather-normalized margins primarily in the residential class.
These decreases were partially offset by:
•A $14 million increase in base rate and rider revenues.
•A $10 million increase in weather-related usage primarily due to a 27% increase in cooling degree days.
•Other Revenues increased $6 million primarily due to associated business development revenues driven by costs associated with a third-party construction project.

Expenses and Other changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $43 million primarily due to the lower current year amortization of under-recovered fuel regulatory assets driven by lower authorized fuel rates.

•Other Operation and Maintenance expenses increased $28 million primarily due to the following:
•A $10 million increase in employee-related expenses due to the voluntary severance program.
•A $9 million increase in transmission expenses primarily due to an increase in filed transmission revenue requirements.
•A $9 million increase in associated business development expenses primarily due to partially reimbursable development costs associated with a third-party construction project.
•Taxes Other Than Income Taxes increased $9 million primarily due to an increase in property taxes.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $58 million primarily due to the following:
•A $97 million decrease in fuel revenue primarily due to lower authorized fuel rates.
This decrease was partially offset by:
•A $34 million increase in base rate and rider revenues.
•Other Revenues increased $13 million primarily due to associated business development revenues driven by costs associated with a third-party construction project.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $94 million primarily due to the lower current year amortization of under-recovered fuel regulatory assets driven by lower authorized fuel rates.
•Other Operation and Maintenance expenses increased $32 million primarily due to the following:
•A $13 million increase in associated business development expenses primarily due to partially reimbursable development costs associated with a third-party construction project.
•A $10 million increase in employee-related expenses due to the voluntary severance program.
•A $9 million increase in transmission expenses primarily due to an increase in filed transmission revenue requirements.
•Depreciation and Amortization expenses increased $6 million primarily due to an increase in the amortization of regulatory assets related to NCWF.
•Taxes Other Than Income Taxes increased $9 million primarily due to an increase in property taxes.
•Interest Expense decreased $8 million primarily due to the recognition of debt carrying charges as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
•Income Tax Benefit increased $50 million primarily due to the following:
•A $44 million increase due to a reduction in Excess ADIT regulatory liabilities as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
•An $8 million increase in PTCs.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Electric Generation, Transmission and Distribution	$448.1	$472.4	$826.2	$887.2
Sales to AEP Affiliates	1.1	0.1	4.6	0.8
Other Revenues	9.6	2.2	15.8	3.7
TOTAL REVENUES	458.8	474.7	846.6	891.7

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	180.0	223.1	328.9	423.2
Other Operation	119.3	87.5	215.9	179.6
Maintenance	24.9	28.5	53.0	57.3
Depreciation and Amortization	64.1	64.9	131.5	126.0
Taxes Other Than Income Taxes	24.4	15.0	41.4	32.3
TOTAL EXPENSES	412.7	419.0	770.7	818.4

OPERATING INCOME	46.1	55.7	75.9	73.3

Other Income (Expense):
Interest Income	0.3	0.1	0.5	1.1
Allowance for Equity Funds Used During Construction	0.9	1.4	3.3	2.9
Non-Service Cost Components of Net Periodic Benefit Cost	2.7	3.5	5.6	7.1
Interest Expense	(26.9)	(26.8)	(43.7)	(52.0)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	23.1	33.9	41.6	32.4

Income Tax Expense (Benefit)	(13.2)	(17.1)	(66.7)	(16.3)

NET INCOME	$36.3	$51.0	$108.3	$48.7

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income	$36.3	$51.0	$108.3	$48.7

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2024 and 2023, Respectively, and $0 and $(0.4) for the Six Months Ended June 30, 2024 and 2023, Respectively	—	—	—	(1.5)

TOTAL COMPREHENSIVE INCOME	$36.3	$51.0	$108.3	$47.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2022	$157.2	$1,042.6	$1,218.0	$1.3	$2,419.1

Common Stock Dividends			(17.5)		(17.5)
Net Loss			(2.3)		(2.3)
Other Comprehensive Loss				(1.5)	(1.5)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2023	157.2	1,042.6	1,198.2	(0.2)	2,397.8

Return of Capital to Parent		(2.5)			(2.5)
Net Income			51.0		51.0
TOTAL COMMON SHAREHOLDER'S EQUITY – JUNE 30, 2023	$157.2	$1,040.1	$1,249.2	$(0.2)	$2,446.3

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2023	$157.2	$1,039.3	$1,374.3	$(0.2)	$2,570.6

Common Stock Dividends			(35.0)		(35.0)
Net Income			72.0		72.0
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2024	157.2	1,039.3	1,411.3	(0.2)	2,607.6

Capital Contribution from Parent		0.2			0.2
Common Stock Dividends			(35.0)		(35.0)
Net Income			36.3		36.3
TOTAL COMMON SHAREHOLDER'S EQUITY – JUNE 30, 2024	$157.2	$1,039.5	$1,412.6	$(0.2)	$2,609.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(in millions)
(Unaudited)

	June 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$2.5	$2.5
Accounts Receivable:
Customers	79.5	107.6
Affiliated Companies	80.9	31.0
Miscellaneous	0.4	0.8
Total Accounts Receivable	160.8	139.4
Fuel	31.6	33.7
Materials and Supplies	112.7	106.9
Risk Management Assets	49.4	19.0
Accrued Tax Benefits	72.8	31.0
Regulatory Asset for Under-Recovered Fuel Costs	132.1	118.3
Prepayments and Other Current Assets	50.1	18.7
TOTAL CURRENT ASSETS	612.0	469.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	2,747.3	2,695.5
Transmission	1,260.2	1,228.3
Distribution	3,568.4	3,450.8
Other Property, Plant and Equipment	518.6	505.9
Construction Work in Progress	352.9	313.7
Total Property, Plant and Equipment	8,447.4	8,194.2
Accumulated Depreciation and Amortization	2,153.1	2,081.9
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,294.3	6,112.3

OTHER NONCURRENT ASSETS
Regulatory Assets	532.0	522.7
Employee Benefits and Pension Assets	70.7	68.4
Operating Lease Assets	109.2	112.8
Deferred Charges and Other Noncurrent Assets	75.0	49.2
TOTAL OTHER NONCURRENT ASSETS	786.9	753.1

TOTAL ASSETS	$7,693.2	$7,334.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)

	June 30,	December 31,
	2024	2023
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$261.8	$54.4
Accounts Payable:
General	211.1	159.3
Affiliated Companies	113.5	56.7
Long-term Debt Due Within One Year – Nonaffiliated	125.6	0.6
Risk Management Liabilities	19.1	28.9
Customer Deposits	62.3	81.4
Accrued Taxes	64.6	30.7
Accrued Interest	31.5	30.7
Obligations Under Operating Leases	10.2	10.1
Other Current Liabilities	67.3	106.2
TOTAL CURRENT LIABILITIES	967.0	559.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,259.6	2,384.0
Deferred Income Taxes	908.7	831.2
Regulatory Liabilities and Deferred Investment Tax Credits	695.7	765.6
Asset Retirement Obligations	118.7	83.9
Obligations Under Operating Leases	104.1	106.8
Deferred Credits and Other Noncurrent Liabilities	30.3	33.8
TOTAL NONCURRENT LIABILITIES	4,117.1	4,205.3

TOTAL LIABILITIES	5,084.1	4,764.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	1,039.5	1,039.3
Retained Earnings	1,412.6	1,374.3
Accumulated Other Comprehensive Income (Loss)	(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,609.1	2,570.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$7,693.2	$7,334.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net Income	$108.3	$48.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	131.5	126.0
Deferred Income Taxes	8.2	13.1
Allowance for Equity Funds Used During Construction	(3.3)	(2.9)
Mark-to-Market of Risk Management Contracts	(37.5)	(19.3)
Property Taxes	(29.7)	(27.9)
Deferred Fuel Over/Under-Recovery, Net	(13.8)	146.3
Change in Other Regulatory Assets	(4.2)	(57.3)
Change in Other Noncurrent Assets	(13.7)	(22.7)
Change in Other Noncurrent Liabilities	(6.2)	(0.6)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(21.4)	(25.0)
Fuel, Materials and Supplies	(3.7)	(2.6)
Accounts Payable	109.8	75.2
Accrued Taxes, Net	(7.9)	8.9
Other Current Assets	(27.4)	5.3
Other Current Liabilities	(52.2)	(8.4)
Net Cash Flows from Operating Activities	136.8	256.8

INVESTING ACTIVITIES
Construction Expenditures	(270.8)	(263.6)
Acquisitions of Renewable Energy Facilities	—	(145.7)
Other Investing Activities	(2.2)	1.1
Net Cash Flows Used for Investing Activities	(273.0)	(408.2)

FINANCING ACTIVITIES
Capital Contribution from Parent	0.2	—
Return of Capital to Parent	—	(2.5)
Issuance of Long-term Debt – Nonaffiliated	—	469.8
Change in Advances from Affiliates, Net	207.4	(296.1)
Retirement of Long-term Debt – Nonaffiliated	(0.3)	(0.3)
Principal Payments for Finance Lease Obligations	(1.7)	(1.7)
Dividends Paid on Common Stock	(70.0)	(17.5)
Other Financing Activities	0.6	0.3
Net Cash Flows from Financing Activities	136.2	152.0

Net Increase in Cash and Cash Equivalents	—	0.6
Cash and Cash Equivalents at Beginning of Period	2.5	4.0
Cash and Cash Equivalents at End of Period	$2.5	$4.6

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$51.6	$37.6
Net Cash Paid (Received) for Income Taxes	(3.0)	(6.1)
Cash Paid (Received) for Transferable Tax Credits	(29.6)	—
Noncash Acquisitions Under Finance Leases	0.8	1.2
Construction Expenditures Included in Current Liabilities as of June 30,	61.8	83.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in millions of KWhs)
Retail:
Residential	1,391	1,371	2,900	2,722
Commercial	1,430	1,412	2,670	2,580
Industrial	1,414	1,360	2,641	2,563
Miscellaneous	18	19	35	36
Total Retail	4,253	4,162	8,246	7,901

Wholesale	1,340	1,288	2,714	2,558

Total KWhs	5,593	5,450	10,960	10,459

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in degree days)
Actual – Heating (a)	5	12	560	413
Normal – Heating (b)	24	25	721	730

Actual – Cooling (c)	1,042	851	1,130	958
Normal – Cooling (b)	754	748	798	788

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Southwestern Electric Power Company
Reconciliation of 2023 to 2024
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
2023 Earnings Attributable to Common Shareholder	$81.0	$121.6

Changes in Revenues:
Retail Revenues (a)	(148.0)	(148.6)
Off-system Sales	(0.6)	1.9
Transmission Revenues	5.8	2.9
Other Revenues	0.8	2.1
Total Change in Revenues	(142.0)	(141.7)

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(3.5)	21.2
Other Operation and Maintenance	(39.5)	(52.7)
Depreciation and Amortization	(15.4)	(13.7)
Taxes Other Than Income Taxes	6.6	8.5
Interest Income	(1.0)	(2.4)
Allowance for Equity Funds Used During Construction	0.9	3.8
Non-Service Cost Components of Net Periodic Benefit Cost	(1.0)	(1.8)
Interest Expense	10.4	21.9
Total Change in Expenses and Other	(42.5)	(15.2)

Income Tax Benefit	34.2	174.3
Equity of Unconsolidated Subsidiary	(0.1)	—
Net Income Attributable to Noncontrolling Interest	(0.7)	(1.0)

2024 Earnings (Loss) Attributable to Common Shareholder	$(70.1)	$138.0

(a)Includes firm wholesale sales to municipals and cooperatives.
Second Quarter of 2024 Compared to Second Quarter of 2023

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $148 million primarily due to a $160 million probable revenue refund associated with the Turk Plant and SWEPCo’s 2012 Texas Base Rate Case.
•Transmission Revenues increased $6 million primarily due to an increase in transmission investment.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Other Operation and Maintenance expenses increased $40 million primarily due to the following:
•A $17 million increase in employee-related expenses due to the voluntary severance program.
•A $10 million increase in distribution-related expenses primarily driven by storm costs in Arkansas.
•A $6 million increase due to the prior year capitalization of previously expensed renewable generation pre-construction charges.
•A $6 million increase due to a prior year decrease in expenses driven by legislation passed in Texas in May 2023 allowing employee financially based incentives to be recovered.

•Depreciation and Amortization expenses increased $15 million primarily due to an increase in amortization of regulatory assets and a higher depreciable base.
•Taxes Other Than Income Taxes decreased $7 million primarily due to a decrease in property taxes.
•Interest Expense decreased $10 million primarily due to the following:
•An $8 million decrease in carrying charges on storm-related regulatory assets due to a prior year settlement agreement in Louisiana.
•A $3 million decrease due to the recognition of debt carrying charges as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
•Income Tax Benefit increased $34 million primarily due to a decrease in pretax book income.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $149 million primarily due to a $160 million probable revenue refund associated with the Turk Plant and SWEPCo’s 2012 Texas Base Rate Case.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $21 million primarily due to a current year decrease in amortization of under-recovered fuel regulatory assets.
•Other Operation and Maintenance expenses increased $53 million primarily due to the following:
•A $17 million increase in employee-related expenses primarily due to the voluntary severance program.
•A $14 million increase due to a disallowance recorded on the remaining net book value of the Dolet Hills Power Station as a result of an LPSC approved settlement agreement in April 2024.
•A $9 million increase in distribution-related expenses primarily driven by storm costs in Arkansas.
•A $5 million increase due to the prior year capitalization of previously expensed renewable generation pre-construction charges.
•A $5 million increase due to a prior year decrease in expenses driven by legislation passed in Texas in May 2023 allowing employee financially based incentives to be recovered.
•Depreciation and Amortization expenses increased $14 million primarily due to an increase in amortization of regulatory assets and a higher depreciable base, partially offset by the recognition of a regulatory asset related to NOLCs.
•Taxes Other Than Income Taxes decreased $9 million primarily due to a decrease in property taxes.
•Interest Expense decreased $22 million primarily due to the following:
•A $31 million decrease due to the recognition of debt carrying charges as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
This decrease was partially offset by:
•A $7 million increase in carrying charges on storm-related regulatory assets due to a prior year settlement agreement in Louisiana.
•Income Tax Benefit increased $174 million primarily due to the following:
•A $109 million increase due to a reduction in Excess ADIT regulatory liabilities as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
•A $33 million increase due to a decrease in pretax book income.
•A $32 million increase due to the reversal of a regulatory liability related to the merchant portion of Turk Plant Excess ADIT as a result of the APSC's March 2024 denial of SWEPCo's request to allow the merchant portion of the Turk Plant to serve Arkansas customers.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUES
Electric Generation, Transmission and Distribution	$546.1	$525.8	$1,055.4	$1,025.2
Sales to AEP Affiliates	16.5	19.7	30.4	31.3
Provision for Refund	(169.2)	(8.5)	(180.1)	(4.1)
Other Revenues	2.4	0.8	6.3	1.3
TOTAL REVENUES	395.8	537.8	912.0	1,053.7

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	193.4	189.9	378.0	399.2
Other Operation	116.3	85.2	229.2	184.4
Maintenance	53.4	45.0	90.6	82.7
Depreciation and Amortization	101.2	85.8	179.9	166.2
Taxes Other Than Income Taxes	25.5	32.1	59.7	68.2
TOTAL EXPENSES	489.8	438.0	937.4	900.7

OPERATING INCOME (LOSS)	(94.0)	99.8	(25.4)	153.0

Other Income (Expense):
Interest Income	4.3	5.3	8.3	10.7
Allowance for Equity Funds Used During Construction	3.4	2.5	6.8	3.0
Non-Service Cost Components of Net Periodic Benefit Cost	2.4	3.4	5.0	6.8
Interest Expense	(29.7)	(40.1)	(43.2)	(65.1)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	(113.6)	70.9	(48.5)	108.4

Income Tax Expense (Benefit)	(44.2)	(10.0)	(188.3)	(14.0)
Equity Earnings of Unconsolidated Subsidiary	0.3	0.4	0.7	0.7

NET INCOME (LOSS)	(69.1)	81.3	140.5	123.1

Net Income Attributable to Noncontrolling Interest	1.0	0.3	2.5	1.5

EARNINGS (LOSS) ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$(70.1)	$81.0	$138.0	$121.6

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income (Loss)	$(69.1)	$81.3	$140.5	$123.1

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended June 30, 2024 and 2023, Respectively, and $0 and $0.1 for the Six Months Ended June 30, 2024 and 2023, Respectively	—	(0.1)	(0.1)	0.3
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $(0.1) for the Three Months Ended June 30, 2024 and 2023, Respectively, and $0 and $(0.2) for the Six Months Ended June 30, 2024 and 2023, Respectively	—	(0.3)	(0.1)	(0.6)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	—	(0.4)	(0.2)	(0.3)

TOTAL COMPREHENSIVE INCOME (LOSS)	(69.1)	80.9	140.3	122.8

Total Comprehensive Income Attributable to Noncontrolling Interest	1.0	0.3	2.5	1.5

TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$(70.1)	$80.6	$137.8	$121.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2022	$0.1	$1,442.2	$2,236.0	$(4.2)	$0.7	$3,674.8

Capital Contribution from Parent		50.0				50.0
Common Stock Dividends – Nonaffiliated					(1.5)	(1.5)
Net Income			40.6		1.2	41.8
Other Comprehensive Income				0.1		0.1
TOTAL EQUITY – MARCH 31, 2023	0.1	1,492.2	2,276.6	(4.1)	0.4	3,765.2

Common Stock Dividends			(50.0)			(50.0)
Common Stock Dividends – Nonaffiliated					(0.6)	(0.6)
Net Income			81.0		0.3	81.3
Other Comprehensive Loss				(0.4)		(0.4)
TOTAL EQUITY – JUNE 30, 2023	$0.1	$1,492.2	$2,307.6	$(4.5)	$0.1	$3,795.5

TOTAL EQUITY – DECEMBER 31, 2023	$0.1	$1,492.2	$2,281.3	$(3.4)	$0.2	$3,770.4

Common Stock Dividends			(50.0)			(50.0)
Common Stock Dividends – Nonaffiliated					(1.4)	(1.4)
Net Income			208.1		1.5	209.6
Other Comprehensive Loss				(0.2)		(0.2)
TOTAL EQUITY – MARCH 31, 2024	0.1	1,492.2	2,439.4	(3.6)	0.3	3,928.4

Common Stock Dividends			(100.0)			(100.0)
Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income (Loss)			(70.1)		1.0	(69.1)
TOTAL EQUITY – JUNE 30, 2024	$0.1	$1,492.2	$2,269.3	$(3.6)	$0.3	$3,758.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
June 30, 2024 and December 31, 2023
(in millions)
(Unaudited)

	June 30,	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$2.4	$2.4
Advances to Affiliates	2.8	2.2
Accounts Receivable:
Customers	42.7	39.0
Affiliated Companies	85.4	47.2
Miscellaneous	9.4	8.3
Total Accounts Receivable	137.5	94.5
Fuel	87.7	113.8
Materials and Supplies (June 30, 2024 and December 31, 2023 Amounts Include $2.9 and $3.9, Respectively, Related to Sabine)	87.5	88.4
Risk Management Assets	38.2	11.6
Accrued Tax Benefits	65.2	28.4
Regulatory Asset for Under-Recovered Fuel Costs	132.9	170.8
Prepayments and Other Current Assets	51.4	29.2
TOTAL CURRENT ASSETS	605.6	541.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,818.9	4,790.7
Transmission	2,739.3	2,660.6
Distribution	2,938.6	2,824.1
Other Property, Plant and Equipment (June 30, 2024 and December 31, 2023 Amounts Include $179.8 and $182.7, Respectively, Related to Sabine)	935.9	814.4
Construction Work in Progress	559.6	555.8
Total Property, Plant and Equipment	11,992.3	11,645.6
Accumulated Depreciation and Amortization (June 30, 2024 and December 31, 2023 Amounts Include $179.8 and $182.7, Respectively, Related to Sabine)	3,194.4	3,087.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,797.9	8,558.4

OTHER NONCURRENT ASSETS
Regulatory Assets	1,124.5	1,131.8
Deferred Charges and Other Noncurrent Assets	364.0	326.1
TOTAL OTHER NONCURRENT ASSETS	1,488.5	1,457.9

TOTAL ASSETS	$10,892.0	$10,557.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
June 30, 2024 and December 31, 2023
(Unaudited)

	June 30,	December 31,
	2024	2023
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$285.4	$88.7
Accounts Payable:
General	234.4	198.9
Affiliated Companies	94.8	45.9
Short-term Debt – Nonaffiliated	5.7	4.3
Customer Deposits	75.1	72.5
Accrued Taxes	115.2	58.7
Accrued Interest	39.3	39.9
Obligations Under Operating Leases	8.8	9.0
Other Current Liabilities	192.0	169.0
TOTAL CURRENT LIABILITIES	1,050.7	686.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,648.3	3,646.9
Deferred Income Taxes	1,235.2	1,179.3
Regulatory Liabilities and Deferred Investment Tax Credits	576.5	756.1
Asset Retirement Obligations	249.0	258.6
Employee Benefits and Pension Obligations	44.3	43.1
Obligations Under Operating Leases	120.6	122.5
Deferred Credits and Other Noncurrent Liabilities	209.1	93.8
TOTAL NONCURRENT LIABILITIES	6,083.0	6,100.3

TOTAL LIABILITIES	7,133.7	6,787.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	1,492.2	1,492.2
Retained Earnings	2,269.3	2,281.3
Accumulated Other Comprehensive Income (Loss)	(3.6)	(3.4)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,758.0	3,770.2

Noncontrolling Interest	0.3	0.2

TOTAL EQUITY	3,758.3	3,770.4

TOTAL LIABILITIES AND EQUITY	$10,892.0	$10,557.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2024 and 2023
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net Income	$140.5	$123.1
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	179.9	166.2
Deferred Income Taxes	(136.2)	28.0
Allowance for Equity Funds Used During Construction	(6.8)	(3.0)
Mark-to-Market of Risk Management Contracts	(31.1)	(11.1)
Property Taxes	(47.4)	(49.3)
Deferred Fuel Over/Under-Recovery, Net	82.7	103.6
Provision for Refund – Turk Plant	133.3	—
Change in Other Noncurrent Assets	(12.8)	(38.8)
Change in Other Noncurrent Liabilities	(40.1)	(22.4)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(43.0)	(4.3)
Fuel, Materials and Supplies	22.1	(12.2)
Accounts Payable	60.2	81.2
Accrued Taxes, Net	19.7	39.7
Provision for Refund – Turk Plant	26.7	—
Other Current Assets	(26.0)	20.5
Other Current Liabilities	(10.8)	(36.5)
Net Cash Flows from Operating Activities	310.9	384.7

INVESTING ACTIVITIES
Construction Expenditures	(347.7)	(429.6)
Change in Advances to Affiliates, Net	(0.6)	(0.1)
Other Investing Activities	0.9	0.8
Net Cash Flows Used for Investing Activities	(347.4)	(428.9)

FINANCING ACTIVITIES
Capital Contribution from Parent	—	50.0
Issuance of Long-term Debt – Nonaffiliated	—	346.8
Change in Short-term Debt – Nonaffiliated	1.4	3.9
Change in Advances from Affiliates, Net	196.7	(278.1)
Retirement of Long-term Debt – Nonaffiliated	—	(94.1)
Principal Payments for Finance Lease Obligations	(9.8)	(16.2)
Dividends Paid on Common Stock	(150.0)	(50.0)
Dividends Paid on Common Stock – Nonaffiliated	(2.4)	(2.1)
Other Financing Activities	0.6	0.2
Net Cash Flows from (Used for) Financing Activities	36.5	(39.6)

Net Decrease in Cash and Cash Equivalents	—	(83.8)
Cash and Cash Equivalents at Beginning of Period	2.4	88.4
Cash and Cash Equivalents at End of Period	$2.4	$4.6

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$71.6	$48.7
Net Cash Paid (Received) for Income Taxes	14.9	(17.1)
Cash Paid (Received) for Transferable Tax Credits	(25.4)	—
Noncash Acquisitions Under Finance Leases	1.3	2.6
Construction Expenditures Included in Current Liabilities as of June 30,	93.1	85.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair statement of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three and six months ended June 30, 2024 is not necessarily indicative of results that may be expected for the year ending December 31, 2024.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2023 financial statements and notes thereto, which are included in the Registrants’ Annual Reports on Form 10-K as filed with the SEC on February 26, 2024.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted-average outstanding common shares, assuming conversion of all potentially dilutive stock awards.

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended June 30,
	2024		2023
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$340.3		$521.2

Weighted-Average Number of Basic AEP Common Shares Outstanding	528.9	$0.64	514.9	$1.01
Weighted-Average Dilutive Effect of Stock-Based Awards	1.2	—	1.3	—
Weighted-Average Number of Diluted AEP Common Shares Outstanding	530.1	$0.64	516.2	$1.01

	Six Months Ended June 30,
	2024		2023
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$1,343.4		$918.2

Weighted-Average Number of Basic AEP Common Shares Outstanding	527.7	$2.55	514.5	$1.78
Weighted-Average Dilutive Effect of Stock-Based Awards	1.2	(0.01)	1.4	—
Weighted-Average Number of Diluted AEP Common Shares Outstanding	528.9	$2.54	515.9	$1.78

There were no antidilutive shares outstanding as of June 30, 2024 and 2023, respectively.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	June 30, 2024
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$202.5	$0.1	$4.0
Restricted Cash	45.4	29.4	15.9
Total Cash, Cash Equivalents and Restricted Cash	$247.9	$29.5	$19.9

	December 31, 2023
	AEP	AEP Texas	APCo
	(in millions)
Cash and Cash Equivalents	$330.1	$0.1	$5.0
Restricted Cash	48.9	34.0	14.9
Total Cash, Cash Equivalents and Restricted Cash	$379.0	$34.1	$19.9

Revision of Previously Presented Cash Flow Amounts (Applies to I&M)

In the second quarter of 2024, management identified and corrected an error in I&M’s previously issued second quarter 2023 10-Q Condensed Consolidated Statements of Cash Flows. Specifically, management did not appropriately eliminate the acquisition of nuclear fuel which remained in accounts payable as of June 30, 2023. The error resulted in an overstatement of cash flows from Operating Activities and an offsetting overstatement of cash flows used for the Acquisitions of Nuclear Fuel in the Investing Activities section of the Statements of Cash Flows. The error also resulted in an understatement of the supplemental disclosure Acquisition of Nuclear Fuel Included in Current Liabilities. Management concluded the error was not material to I&M’s previously issued second quarter 2023 financial statements. However, management determined the previously issued financial statements should be revised. The impact of the error is reflected in the table below:

	Six Months Ended June 30, 2023
	As Reported	Adjustments	As Revised
	(in millions)
OPERATING ACTIVITIES
Accounts Payable	$46.8	$(72.0)	$(25.2)
Net Cash Flows from Operating Activities	$501.7	$(72.0)	$429.7

INVESTING ACTIVITIES
Acquisitions of Nuclear Fuel	$(73.9)	$72.0	$(1.9)
Net Cash Flows Used for Investing Activities	$(382.2)	$72.0	$(310.2)

SUPPLEMENTARY INFORMATION
Acquisition of Nuclear Fuel Included in Current Liabilities	$(36.0)	$72.0	$36.0

2. NEW ACCOUNTING STANDARDS

The disclosures in this note apply to all Registrants unless indicated otherwise.

Management reviews the FASB’s standard-setting process and the SEC’s rulemaking activity to determine the relevance, if any, to the Registrants’ business. The following standards/rules will impact the Registrants’ financial statements.

SEC Climate Disclosure Rule

On March 6, 2024, the SEC adopted final rules that require Registrants to disclose certain climate-related information in registration statements and annual reports. The final rules require Registrants to disclose, among other things, material climate-related risks, activities to mitigate such risks and information about Registrant’s board of directors oversight and management’s role in managing material climate-related risks. The final rules also require the Registrants to provide information related to any climate-related targets or goals that are material to Registrant’s business, results of operations, or financial condition. A majority of the reporting requirements are applicable to the fiscal year beginning in 2025, with the addition of assurance reporting for GHG emissions starting in 2029 for large accelerated filers. Litigation challenging the new rules was filed by multiple parties in multiple jurisdictions, which have been consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final climate disclosure rules pending the completion of judicial review at the Court of Appeals. The Registrants are currently evaluating the impact of the final rules on their respective consolidated financial statements and related disclosures.

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

	Cash Flow Hedges		Pension
Three Months Ended June 30, 2024	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2024	$87.2	$3.4	$(152.9)	$(62.3)
Change in Fair Value Recognized in AOCI, Net of Tax	7.0	6.9	—	13.9
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	11.8	—	—	11.8
Interest Expense (a)	—	(1.1)	—	(1.1)
Amortization of Prior Service Cost (Credit)	—	—	(1.3)	(1.3)
Amortization of Actuarial (Gains) Losses	—	—	1.2	1.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	11.8	(1.1)	(0.1)	10.6
Income Tax (Expense) Benefit	2.3	(0.1)	—	2.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	9.5	(1.0)	(0.1)	8.4
Net Current Period Other Comprehensive Income (Loss)	16.5	5.9	(0.1)	22.3
Balance in AOCI as of June 30, 2024	$103.7	$9.3	$(153.0)	$(40.0)

	Cash Flow Hedges		Pension
Three Months Ended June 30, 2023	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of March 31, 2023	$65.3	$6.1	$(139.5)	$(68.1)
Change in Fair Value Recognized in AOCI, Net of Tax	5.9	7.0	—	12.9
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	28.3	—	—	28.3
Interest Expense (a)	—	(0.5)	—	(0.5)
Amortization of Prior Service Cost (Credit)	—	—	(5.3)	(5.3)
Amortization of Actuarial (Gains) Losses	—	—	1.4	1.4
Reclassifications from AOCI, before Income Tax (Expense) Benefit	28.3	(0.5)	(3.9)	23.9
Income Tax (Expense) Benefit	6.0	(0.1)	(0.8)	5.1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	22.3	(0.4)	(3.1)	18.8
Net Current Period Other Comprehensive Income (Loss)	28.2	6.6	(3.1)	31.7
Balance in AOCI as of June 30, 2023	$93.5	$12.7	$(142.6)	$(36.4)

	Cash Flow Hedges		Pension
Six Months Ended June 30, 2024	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2023	$104.9	$(8.1)	$(152.3)	$(55.5)
Change in Fair Value Recognized in AOCI, Net of Tax	12.5	19.3	—	31.8
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(17.5)	—	—	(17.5)
Interest Expense (a)	—	(2.3)	—	(2.3)
Amortization of Prior Service Cost (Credit)	—	—	(2.6)	(2.6)
Amortization of Actuarial (Gains) Losses	—	—	1.7	1.7
Reclassifications from AOCI, before Income Tax Expense	(17.5)	(2.3)	(0.9)	(20.7)
Income Tax Expense	(3.8)	(0.4)	(0.2)	(4.4)
Reclassifications from AOCI, Net of Income Tax Expense	(13.7)	(1.9)	(0.7)	(16.3)
Net Current Period Other Comprehensive Income (Loss)	(1.2)	17.4	(0.7)	15.5
Balance in AOCI as of June 30, 2024	$103.7	$9.3	$(153.0)	$(40.0)

	Cash Flow Hedges		Pension
Six Months Ended June 30, 2023	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2022	$223.5	$0.3	$(140.1)	$83.7
Change in Fair Value Recognized in AOCI, Net of Tax	(189.4)	12.2	(12.9)	(190.1)
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	75.3	—	—	75.3
Interest Expense (a)	—	0.2	—	0.2
Amortization of Prior Service Cost (Credit)	—	—	(10.6)	(10.6)
Amortization of Actuarial (Gains) Losses	—	—	2.6	2.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	75.3	0.2	(8.0)	67.5
Income Tax (Expense) Benefit	15.9	—	(1.7)	14.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	59.4	0.2	(6.3)	53.3
Reclassifications of KPCo Pension and OPEB Regulatory Assets from AOCI, before Income Tax Benefit	—	—	21.1	21.1
Income Tax Benefit	—	—	4.4	4.4
Reclassifications of KPCo Pension and OPEB Regulatory Assets from AOCI, Net of Income Tax Benefit	—	—	16.7	16.7
Net Current Period Other Comprehensive Income (Loss)	(130.0)	12.4	(2.5)	(120.1)
Balance in AOCI as of June 30, 2023	$93.5	$12.7	$(142.6)	$(36.4)

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

In March 2023, the Pirkey Plant was retired. As part of the 2020 Louisiana Base Rate Case, the LPSC authorized the recovery of SWEPCo’s Louisiana jurisdictional share of the Pirkey Plant, through a separate rider, through 2032. As part of the 2021 Arkansas Base Rate Case, the APSC granted SWEPCo regulatory asset treatment. In the 2024 SWEPCo Arkansas formula rate filing, the Arkansas staff recommended that the APSC provide a return of, but not a return on, the Arkansas jurisdictional share of the Pirkey Plant. SWEPCo will request recovery including a weighted average cost of capital carrying charge through a future proceeding. In July 2023, Texas ALJs issued a proposal for decision that concluded the decision to retire the Pirkey Plant was prudent. In September 2023, the PUCT rejected the ALJs’ proposal for decision concluding the retirement of the Pirkey Plant was prudent. In the open meeting, the commissioners expressed their concerns that the analysis in support of SWEPCo’s decision to retire the Pirkey Plant was not robust enough and that SWEPCo should have re-evaluated the decision following Winter Storm Uri. The treatment of the cost of recovery of the Pirkey Plant is expected to be addressed in a future rate case. As of June 30, 2024, the Texas jurisdictional share of the net book value of the Pirkey Plant was $68 million. To the extent any portion of the Texas jurisdictional share of the net book value of the Pirkey Plant is not recoverable, it could reduce future net income and cash flows and impact financial condition.

Regulated Generating Units to be Retired

PSO

In 2014, PSO received final approval from the Federal EPA to close Northeastern Plant, Unit 3, in 2026. The plant was originally scheduled to close in 2040. As a result of the early retirement date, PSO revised the useful life of Northeastern Plant, Unit 3, to the projected retirement date of 2026 and the incremental depreciation is being deferred as a regulatory asset. As ordered by the OCC, as part of the 2022 Oklahoma Base Rate Case, PSO will continue to recover Northeastern Plant, Unit 3 through 2040.

SWEPCo

In November 2020, management announced that it will cease using coal at the Welsh Plant in 2028. As a result of the announcement, SWEPCo began recording a regulatory asset for accelerated depreciation.

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of June 30, 2024, of generating facilities planned for early retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$122.8	$173.6	$20.9	(b)	2026		(c)	$15.1
Welsh Plant, Units 1 and 3	344.9	145.4	57.7	(d)	2028	(e)	(f)	39.9

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

Dolet Hills Power Station and Related Fuel Operations (Applies to AEP and SWEPCo)

In December 2021, the Dolet Hills Power Station was retired. While in operation, DHLC provided 100% of the fuel supply to Dolet Hills Power Station. The remaining book value of Dolet Hills Power Station non-fuel related assets are recoverable by SWEPCo through rate riders. As of June 30, 2024, SWEPCo’s share of the net investment in the Dolet Hills Power Station was $80 million, including materials and supplies, net of cost of removal collected in rates. Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses and are subject to prudency determinations by the various commissions. After closure of the DHLC mining operations and the Dolet Hills Power Station, additional reclamation and other land-related costs incurred by DHLC and Oxbow will continue to be billed to SWEPCo and included in existing fuel clauses. As of June 30, 2024, SWEPCo had a net under-recovered fuel balance of $39 million, inclusive of costs related to the Dolet Hills Power Station billed by DHLC, but excluding impacts of the February 2021 severe winter weather event.

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

Pirkey Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In March 2023, the Pirkey Plant was retired. SWEPCo is recovering, or will seek recovery of, the remaining net book value of Pirkey Plant non-fuel costs. As of June 30, 2024, SWEPCo’s share of the net investment in the Pirkey Plant was $184 million, including materials and supplies, net of cost of removal. See the “Regulated Generating Units that have been Retired” section above for additional information. Fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions. As of March 31, 2023, SWEPCo fuel deliveries, including billings of all fixed costs, from Sabine ceased. Additionally, as of June 30, 2024, SWEPCo had a net under-recovered fuel balance of $39 million, inclusive of costs related to the Pirkey Plant billed by Sabine, but excluding impacts of the February 2021 severe winter weather event. Remaining operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses.

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

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except AEPTCo)

	AEP
	June 30,	December 31,
	2024	2023
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$145.4	$125.6
Pirkey Plant Accelerated Depreciation	117.9	114.4
Unrecovered Winter Storm Fuel Costs (a)	83.8	97.2
Other Regulatory Assets Pending Final Regulatory Approval	15.1	49.8
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	395.0	408.9
Plant Retirement Costs – Asset Retirement Obligation Costs (b)	334.7	25.9
NOLC Costs	75.3	—
Other Regulatory Assets Pending Final Regulatory Approval	76.2	52.6
Total Regulatory Assets Pending Final Regulatory Approval	$1,243.4	$874.4
(a)Includes $37 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of June 30, 2024 and December 31, 2023, respectively. See the “February 2021 Severe Winter Weather Impacts in SPP” section below for additional information.
(b)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.

	AEP Texas
	June 30,	December 31,
	2024	2023
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$40.0	$37.7
Line Inspection Costs	9.6	5.7
Vegetation Management Program	5.2	5.2
Texas Retail Electric Provider Bad Debt Expense	4.1	4.0
Other Regulatory Assets Pending Final Regulatory Approval	13.9	11.7
Total Regulatory Assets Pending Final Regulatory Approval	$72.8	$64.3

	APCo
	June 30,	December 31,
	2024	2023
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.8	$0.6
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs (a)	262.4	25.9
Storm-Related Costs - West Virginia	118.1	91.5
Other Regulatory Assets Pending Final Regulatory Approval	17.5	7.5
Total Regulatory Assets Pending Final Regulatory Approval	$398.8	$125.5
(a)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.

	I&M
	June 30,	December 31,
	2024	2023
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$1.3	$0.2
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs (a)	72.3	—
NOLC Costs - Indiana	22.5	—
Storm-Related Costs - Indiana	8.0	29.7
Other Regulatory Assets Pending Final Regulatory Approval	1.9	3.3
Total Regulatory Assets Pending Final Regulatory Approval	$106.0	$33.2

(a)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.

	OPCo
	June 30,	December 31,
	2024	2023
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$23.6	$23.6
Total Regulatory Assets Pending Final Regulatory Approval	$23.6	$23.6

	PSO
	June 30,	December 31,
	2024	2023
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$93.1	$88.5
NOLC Costs	13.1	—
Other Regulatory Assets Pending Final Regulatory Approval	3.0	0.2
Total Regulatory Assets Pending Final Regulatory Approval	$109.2	$88.7

	SWEPCo
	June 30,	December 31,
	2024	2023
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$145.4	$125.6
Pirkey Plant Accelerated Depreciation	117.9	114.4
Unrecovered Winter Storm Fuel Costs (a)	83.8	97.2
Dolet Hills Power Station Accelerated Depreciation (b)	11.8	12.0
Other Regulatory Assets Pending Final Regulatory Approval	1.2	26.0
Regulatory Assets Currently Not Earning a Return
NOLC Costs	39.7	—
Storm-Related Costs - Louisiana, Texas	30.5	56.0
Other Regulatory Assets Pending Final Regulatory Approval	18.2	13.7
Total Regulatory Assets Pending Final Regulatory Approval	$448.5	$444.9

(a)Includes $37 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of June 30, 2024 and December 31, 2023, respectively. See the “February 2021 Severe Winter Weather Impacts in SPP” section below for additional information.
(b)Amounts include the FERC jurisdiction.

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through June 30, 2024, AEP Texas’s cumulative revenues from interim base rate increases that are subject to a prudency review is approximately $1.2 billion. The 2024 AEP Texas base rate case described below could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition.

2024 AEP Texas Base Rate Case

In February 2024, AEP Texas filed a request with the PUCT for a $164 million annual base rate increase over its adjusted test year revenues which include interim transmission and distribution rate updates. AEP Texas’s request is based upon a proposed 10.6% ROE with a capital structure of 55% debt and 45% common equity. The rate case seeks a prudence determination on all capital additions placed in service during the period January 1, 2019 through September 30, 2023. In July 2024, AEP Texas filed an unopposed settlement agreement with the PUCT. The settlement agreement includes a proposed annual revenue increase of $70 million based upon a 9.76% ROE with a capital structure of 57.5% debt and 42.5% common equity. In addition, the settlement agreement approves the prudency of capital investments placed in service for the period January 1, 2019 through September 30, 2023 and the associated $1.2 billion of interim revenues collected on those capital investments. An order is expected in the second half of 2024. If any costs in the settlement agreement are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

APCo and WPCo Rate Matters (Applies to AEP and APCo)

ENEC (Expanded Net Energy Cost) Filings

In January 2024, the WVPSC issued an order resolving APCo’s and WPCo’s (the Companies) 2021-2023 ENEC cases. In the order, the WVPSC: (a) disallowed $232 million in ENEC under-recovered costs as of February 28, 2023 ($136 million related to APCo) and (b) approved the recovery of $321 million of ENEC under-recovered costs as of February 28, 2023 ($174 million related to APCo) plus a 4% carrying charge rate over a ten-year recovery period starting September 1, 2024. In February 2024, the Companies filed briefs with the West Virginia Supreme Court to initiate an appeal of this order. The West Virginia Supreme Court will hear oral arguments in September 2024 and will issue a future decision on the appeal.

In April 2024, the Companies submitted their annual ENEC update filing with the WVPSC proposing a $58 million annual increase in ENEC rates when compared to existing ENEC rates. The Companies proposed that this ENEC rate change would become effective September 1, 2024 and would include the recovery of $321 million of ENEC under-recovered costs as of February 28, 2023 over a ten-year period. In July 2024, intervenors and staff filed testimony with the WVPSC, which did not recommend any disallowances. If any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

2023 Virginia Base Rate Case

In March 2024, APCo filed a request with the Virginia SCC for a $95 million annual increase in base rates based upon a proposed 10.8% ROE and a proposed capital structure of 51% debt and 49% common equity. The requested increase in base rates is primarily due to incremental rate base, proposed capital structure changes including an increase in ROE and proposed increases in distribution and generation operation and maintenance expenses. In June 2024, APCo submitted an amendment to its Virginia base case filing with an updated request to increase annual base rates by $78 million. In July 2024, intervenors submitted testimony recommending a $14 million decrease in base rates based upon a 9.5% ROE. Staff testimony is due in August 2024 and a hearing is scheduled for September 2024. An order will be issued in the fourth quarter of 2024. If any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through June 30, 2024, AEP’s share of ETT’s cumulative revenues that are subject to a prudency review is approximately $1.8 billion. A base rate review could produce a refund to customers if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. ETT is required to file for a comprehensive rate review no later than February 1, 2025, during which the $1.8 billion of cumulative revenues above will be subject to review.

I&M Rate Matters (Applies to AEP and I&M)

Michigan Power Supply Cost Recovery (PSCR)

2020 PSCR Reconciliation

In February 2023, the MPSC issued an order in I&M’s 2020 PSCR Reconciliation determining that the Michigan Code of Conduct pricing provisions apply to both the OVEC Inter-Company Power Agreement (ICPA) and I&M’s Rockport Plant UPA with AEGCo. The MPSC’s decision included a $1 million disallowance of 2020 purchase power costs associated with the OVEC ICPA with no disallowance related to I&M's Rockport UPA with AEGCo. I&M appealed the MPSC’s decision as it relates to the OVEC ICPA disallowance to the Michigan Supreme Court. In July 2024, the Michigan Supreme Court declined to hear I&M’s appeal.

2021 PSCR Reconciliation

In April 2023, I&M received intervenor testimony in I&M’s 2021 PSCR Reconciliation for the 12-month period ending December 31, 2021 recommending disallowances of purchased power costs of $18 million associated with the OVEC ICPA and the Rockport Plant UPA with AEGCo that were alleged to be above market in applying the MPSC’s Code of Conduct rules. Michigan staff submitted testimony in I&M’s 2021 PSCR Reconciliation with no recommended disallowances for PSCR costs incurred, including those associated with the OVEC ICPA and the Rockport Plant UPA with AEGCo. Michigan staff also recommended several options to address I&M’s shortfall in achieving Michigan’s annual one percent energy waste reduction savings level, resulting in potential future disallowed costs of up to approximately $14 million. In June 2023, Michigan staff submitted rebuttal testimony to update their calculation of the 2021 market proxy price resulting in a recommended disallowance of approximately $1 million related to the OVEC ICPA.

In April 2024, the MPSC issued an order on I&M’s 2021 PSCR Reconciliation that: (a) disallowed $1 million of purchased power costs associated with the OVEC ICPA that the MPSC concluded were above market, (b) disallowed $10 million of purchased power costs under the Rockport Plant UPA with AEGCo that the MPSC concluded were “energy only” and above market and (c) disallowed $497 thousand of PSCR costs due to I&M’s shortfall in achieving Michigan’s one percent energy waste reduction savings level in 2020. In May 2024, I&M filed a petition with the MPSC requesting a rehearing of the 2021 PSCR Reconciliation to: (a) address the method in which the disallowance of the purchased power costs under the Rockport Plant UPA with AEGCo was calculated, (b) explain why the disallowance was not appropriate and (c) explain how the MPSC-ordered disallowance was inconsistent with the previous MPSC orders approving Rockport Plant costs.

2022 PSCR Reconciliation

In January 2024, I&M received staff testimony in I&M’s 2022 PSCR Reconciliation for the 12-month period ending December 31, 2022 recommending disallowances of purchased power costs of $2 million associated with the OVEC ICPA that were alleged to be above market in applying the MPSC’s Code of Conduct rules. Similar to the 2021 PSCR Reconciliation, Michigan staff also recommended several options to address I&M’s shortfall in achieving Michigan’s annual one percent energy waste reduction savings level, resulting in potential future disallowed costs of up to approximately $6 million. In June 2024, an ALJ issued a Proposal for Decision (PFD) on I&M’s 2022 PSCR Reconciliation that recommended: (a) a $2 million disallowance of purchased power costs associated with the OVEC ICPA and (b) a disallowance of PSCR costs due to I&M’s shortfall in achieving Michigan’s one percent energy waste reduction savings level in 2022 consistent with the manner of the 2021 PSCR Reconciliation disallowance. An MPSC order on I&M’s 2022 PSCR Reconciliation is expected in the fourth quarter of 2024. If any PSCR costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2023 PSCR Reconciliation

In March 2024, I&M submitted its 2023 PSCR Reconciliation to the MPSC. The MPSC issued a procedural schedule with intervenor testimony due in October 2024. If any PSCR costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2023 Indiana Base Rate Case

In August 2023, I&M filed a request with the IURC for a $116 million annual increase in Indiana base rates based upon a 2024 forecasted test year, a proposed 10.5% ROE and a proposed capital structure of 48.8% debt and 51.2% common equity. I&M proposed that the annual increase in base rates be implemented in two steps, with the first increase effective in mid-2024, following an IURC order, and the second increase effective in January 2025. The proposed annual increase includes, but is not limited to, a $41 million increase related to depreciation expense, driven by increased depreciation rates and increased capital investments, and a $15 million increase related to storm expenses. I&M’s Indiana base case filing requested recovery of certain historical period regulatory asset balances and proposed deferral accounting for certain future investments and tax related issues, including CAMT expense and PTCs related to the Cook Plant.

In December 2023, I&M and intervenors reached a settlement agreement that was submitted to the IURC recommending a phased-in increase in Indiana rates with a $28 million annual increase effective upon an IURC order and the remaining $34 million annual increase effective in January 2025 subject to I&M’s level of electric plant in service as of December 31, 2024 in comparison to I&M’s 2024 forecasted test year. The recommended revenue increase includes: (a) a 9.85% ROE, (b) a two-step update of I&M’s Indiana capital structure with a capital structure of 50% for both debt and common equity effective upon an IURC order and a January 2025 update based on I&M’s actual capital structure as of December 31, 2024 with common equity not to exceed 51.2%, (c) a $25 million increase related to depreciation expense and (d) an $11 million increase related to storm expenses. In addition, I&M also agreed to withdraw its proposal to defer CAMT and Cook Plant PTCs.

In May 2024, the IURC issued an order approving the settlement agreement with minor modifications.

2023 Michigan Base Rate Case

In September 2023, I&M filed a request with the MPSC for a $34 million annual increase in Michigan base rates based upon a 2024 forecasted test year, a proposed 10.5% ROE and a capital structure of 49.4% debt and 50.6% common equity. The proposed annual increase includes an $11 million annual increase in depreciation expense driven by increased capital investment. I&M’s Michigan base case filing requests recovery of certain historical period regulatory asset balances and proposes deferral accounting for certain future investments and tax related issues, including CAMT expense and PTCs related to the Cook Plant.

In July 2024, the MPSC issued a final order approving an annual base rate increase of $17 million based on a 9.86% ROE and a capital structure of 52% debt and 48% common equity. The MPSC also ordered that Michigan jurisdictional Cook Plant PTCs will be reflected as a deferral in I&M’s PSCR reconciliation and rejected I&M’s request to defer Michigan jurisdictional CAMT.

KPCo Rate Matters (Applies to AEP)

Investigation of the Service, Rates and Facilities of KPCo

In June 2023, the KPSC issued an order directing KPCo to show cause why it should not be subject to Kentucky statutory remedies, including fines and penalties, for failure to provide adequate service in its service territory. The KPSC’s show cause order did not make any determination regarding the adequacy of KPCo’s service. In July 2023, KPCo filed a response to the show cause order demonstrating that it has provided adequate service. In December 2023 and February 2024, KPCo and certain intervenors filed testimony with the KPSC. In February 2024, KPCo filed a motion to strike and exclude intervenor testimony. In March 2024, the KPSC denied KPCo’s February 2024 motion. The June 2024 hearing with the KPSC was postponed and has not yet been rescheduled. If any fines or penalties are levied against KPCo relating to the show cause order, it could reduce net income and cash flows and impact financial condition.

2023 Kentucky Base Rate and Securitization Case

In June 2023, KPCo filed a request with the KPSC for a $94 million net annual increase in base rates based upon a proposed 9.9% ROE with the increase to be implemented no earlier than January 2024. In conjunction with its June 2023 filing, KPCo further requested to finance through the issuance of securitization bonds, approximately $471 million of regulatory assets. KPCo’s proposal did not address the disposition of its 50% interest in Mitchell Plant, which will be addressed in the future. As of June 30, 2024, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $565 million. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

In November 2023, KPCo filed an uncontested settlement agreement with the KPSC, that included an annual base rate increase of $75 million, based upon a 9.75% ROE. Settlement parties agreed that the KPSC should approve KPCo’s securitization request, and that the approximately $471 million regulatory assets requested for securitization are comprised of prudently incurred costs.

In January 2024, the KPSC issued an order modifying the November 2023 uncontested settlement agreement and approving an annual base rate increase of $60 million based upon a 9.75% ROE effective with billing cycles mid-January 2024. The order reduced KPCo’s base rate revenue requirement by $14 million to allow recovery of actual test year PJM transmission costs instead of KPCo’s requested annual level of costs based on PJM 2023 projected transmission revenue requirements. In February 2024, KPCo filed an appeal with the Commonwealth of Kentucky Franklin Circuit Court, challenging among other aspects of the order, the $14 million base rate revenue requirement reduction.

In January 2024, consistent with the November 2023 uncontested settlement agreement, the KPSC issued a financing order approving KPCo’s request to securitize certain regulatory assets balances as of the time securitization bonds are issued and concluding that costs requested for recovery through securitization were prudently incurred. The KPSC’s financing order includes certain additional requirements related to securitization bond structuring, marketing, placement and issuance that were not reflected in KPCo’s proposal. As a result, in January 2024, KPCo filed a request for rehearing with the KPSC to clarify certain aspects of these additional requirements. In February 2024, the KPSC denied KPCo’s rehearing requests. In accordance with Kentucky statutory requirements and the financing order, the issuance of the securitized bonds is subject to final review by the KPSC after bond pricing. KPCo expects to proceed with the securitized bond issuance process and to complete the securitization process in the second half of 2024, subject to market conditions. As of June 30, 2024, regulatory asset balances expected to be recovered through securitization total $481 million and include: (a) $293 million of plant retirement costs, (b) $79 million of deferred storm costs related to 2020, 2021, 2022 and 2023 major storms, (c) $48 million of deferred purchased power expenses, (d) $60 million of under-recovered purchased power rider costs and (e) $1 million of deferred issuance-related expenses including KPSC advisor expenses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Fuel Adjustment Clause (FAC) Review

In December 2023, KPCo received intervenor testimony in its FAC review for the two-year period ending October 31, 2022, recommending a disallowance ranging from $44 million to $60 million of its total $432 million purchased power cost recoveries as a result of proposed modifications to the ratemaking methodology that limits purchased power costs recoverable through the FAC. A hearing was held in February 2024 and an order is expected in the second half of 2024 If any fuel costs are not recoverable or refunds are ordered, it could reduce future net income and cash flows and impact financial condition.

Rockport Offset Recovery

In January 2024, KPCo filed an application with the KPSC seeking to recover an allowed cost (Rockport Offset) of $41 million in accordance with the terms of the settlement agreement in the 2017 Kentucky Base Rate Case permitting KPCo to use the level of non-fuel, non-environmental Rockport Plant UPA expense included in base rates to earn its authorized ROE in 2023 since the Rockport UPA ended in December 2022. An estimated Rockport Offset of $23 million was recovered through a rider, subject to true-up, during the 12-months ended December 2023. In February 2024, the KPSC issued an order allowing KPCo to collect the remaining $18 million through interim rates, subject to refund, over twelve months starting in March 2024. In April 2024, KPCo submitted to the KPSC a request for decision on the record. An order is expected in the second half of 2024. Through the second quarter of 2024, the Rockport Offset true-up is reflected in revenues to the extent amounts have been billed to customers, as KPCo has not met the requirements of alternative revenue recognition in accordance with the accounting guidance for “Regulated Operations”. If the Rockport Offset is not recoverable or refunds are ordered, it could reduce future net income and cash flows and impact financial condition.

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

Management disagrees with the intervenors’ claims and is unable to predict the impact of these disputes. If any costs are disallowed or refunds are ordered, it could reduce future net income and cash flows and impact financial condition.

Ohio ESP Filings

In January 2023, OPCo filed an application with the PUCO to approve an ESP that included proposed rate adjustments, proposed new riders and the continuation and modification of certain existing riders, including the DIR, effective June 2024 through May 2030. The proposal includes a return on common equity of 10.65% on capital costs for certain riders. In June 2023, intervenors filed testimony opposing OPCo’s plan for various new riders and modifications to existing riders, including the DIR. In September 2023, OPCo and certain intervenors filed a settlement agreement with the PUCO addressing the ESP application. The settlement included a four year term from June 2024 through May 2028, an ROE of 9.7% and continuation of a number of riders including the DIR subject to revenue caps. In April 2024, the PUCO issued an order approving the settlement agreement. In May 2024, intervenors filed an application for rehearing with the PUCO on the approved settlement agreement and in response OPCo filed an opposition to rehearing. In June 2024, the PUCO denied the intervenors’ application for rehearing.

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

In July 2024, OCC staff and various intervenors filed testimony. The OCC staff recommended a $115 million annual base rate increase based upon a 9.3% ROE while intervenors recommended an annual base rate increase ranging from $19 million to $113 million based on an ROE ranging from 9.0% to 9.6%. The OCC staff also recommended a $62 million disallowance of certain capital investments. In addition, a certain intervenor recommended the OCC reject PSO’s request to recover the Rock Falls Wind Facility through base rates, but allow PSO to retain PTCs and energy revenues up to the Rock Falls Wind Facility annual revenue requirement. A hearing is scheduled for September 2024 and an order is expected in the fourth quarter of 2024. If any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

The PUCT’s December 2023 approval of the preliminary order determined that it will address, in the ongoing PUCT remand proceeding, any potential revenue refunds to customers that may be required by future PUCT orders. In January 2024, the PUCT established a procedural schedule for the remand proceeding. On March 1, 2024, SWEPCo filed supplemental direct testimony with the PUCT in response to the December 2023 preliminary order. On March 8, 2024, intervenors and the PUCT staff filed a motion with the PUCT to strike portions of SWEPCo’s October 2023 direct testimony and March 2024 supplemental direct testimony. On March 19, 2024, The ALJ granted portions of the motion, which included removal of testimony supporting SWEPCo’s position that refunds were not appropriate. On March 28, 2024, SWEPCo filed an appeal of the ALJ decision with the PUCT. In April 2024, intervenors and PUCT staff submitted testimony recommending customer refunds through December 2023 ranging from $149 million to $197 million, including carrying charges, with refund periods ranging from 18 months to 48 months. In May 2024, the PUCT denied SWEPCo’s appeal of the ALJ’s March 2024 decision. In the second quarter of 2024, based on the PUCT’s decision, SWEPCo recorded a one-time, probable revenue refund provision of $160 million, including interest, associated with revenue collected from February 2013 through December 2023. The $160 million revenue refund provision represents management’s best estimate based on the range of probable refunds between $104 million and $197 million, including interest. In June 2024, SWEPCo and parties to the remand proceeding reached an agreement in principle that would resolve all issues in the case. The settlement is expected to be filed and considered by the PUCT in the third quarter of 2024.

2016 Texas Base Rate Case

In 2016, SWEPCo filed a request with the PUCT for a net increase in Texas annual revenues of $69 million based upon a 10% ROE. In January 2018, the PUCT issued a final order approving a net increase in Texas annual revenues of $50 million based upon a 9.6% ROE, effective May 2017. The final order also included: (a) approval to recover the Texas jurisdictional share of environmental investments placed in-service, as of June 30, 2016, at various plants, including Welsh Plant, Units 1 and 3, (b) approval of recovery of, but no return on, the Texas jurisdictional share of the net book value of Welsh Plant, Unit 2, (c) approval of $2 million in additional vegetation management expenses and (d) the rejection of SWEPCo’s proposed transmission cost recovery mechanism.

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

In January 2022, the PUCT issued a final order approving an annual revenue increase of $39 million based upon a 9.25% ROE. The order also includes: (a) rates implemented retroactively back to March 18, 2021, (b) $5 million of the proposed increase related to vegetation management, (c) $2 million annually to establish a storm catastrophe reserve and (d) the creation of a rider to recover the Dolet Hills Power Station as if it were in rate base until its retirement at the end of 2021 and starting in 2022 the remaining net book value to be recovered as a regulatory asset through 2046. As a result of the final order, SWEPCo recorded a disallowance of $12 million in 2021 associated with the lack of return on the Dolet Hills Power Station. In February 2022, SWEPCo filed a motion for rehearing with the PUCT challenging several errors in the order, which include challenges of the approved ROE, the denial of a reasonable return or carrying costs on the Dolet Hills Power Station and the calculation of the Texas jurisdictional share of the storm catastrophe reserve. In April 2022, the PUCT denied the motion for rehearing. In May 2022, SWEPCo filed a petition for review with the Texas District Court seeking judicial review of the several errors challenged in the PUCT’s final order.

2021 Louisiana Storm Cost Filing

In 2020, Hurricanes Laura and Delta caused power outages and extensive damage to the SWEPCo service territories, primarily impacting the Louisiana jurisdiction. Following both hurricanes, the LPSC issued orders allowing Louisiana utilities, including SWEPCo, to establish regulatory assets to track and defer expenses associated with these storms. In February 2021, severe winter weather impacted the Louisiana jurisdiction and in March 2021, the LPSC approved the deferral of incremental storm restoration expenses related to the winter storm. In March 2023, SWEPCo and the LPSC staff filed a joint stipulation and settlement agreement with the LPSC, which confirmed the prudency of $150 million of deferred incremental storm restoration expenses. The agreement also authorized an interim carrying charge at a rate of 3.125% through March 2024. In April 2023, the LPSC issued an order approving the stipulation and settlement agreement. In July 2023, SWEPCo submitted additional information in phase two of this proceeding to obtain a financing order and prudency review of capital investment. In April 2024, SWEPCo and the LPSC staff filed a joint uncontested stipulation and settlement agreement with the LPSC requesting securitization of storm costs, including a storm reserve. In July 2024, the LPSC issued an order approving the joint uncontested stipulation and settlement agreement, including approval to securitize $343 million, which includes $180 million for storm costs and a $150 million storm reserve.

February 2021 Severe Winter Weather Impacts in SPP

In February 2021, severe winter weather had a significant impact in SPP, resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021 to February 20, 2021, SWEPCo’s natural gas expenses and purchases of electricity still to be recovered from customers are shown in the table below:

Jurisdiction	June 30, 2024	December 31, 2023	Approved Recovery Period	Approved Carrying Charge
	(in millions)
Arkansas	$45.0	$54.2	6 years	(a)
Louisiana	83.8	97.2	(b)	(b)
Texas	87.9	101.9	5 years	1.65%
Total	$216.7	$253.3

(a)SWEPCo is permitted to record carrying costs on the unrecovered balance of fuel costs at a weighted-cost of capital approved by the APSC. The APSC will conclude an audit of these costs in 2024. A hearing was held in June 2024.
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

PSO and SWEPCo Rate Matters (Applies to AEP, PSO and SWEPCo)

North Central Wind Energy Facilities

The NCWF are subject to various regulatory performance requirements, including a Net Capacity Factor (NCF) guarantee. The NCF guarantee will be measured in MWhs across all facilities on a combined basis for each five year period for the first thirty full years of operation. The first NCF guarantee five year period began in April 2022. Certain wind turbines have experienced performance issues related to defects covered by the manufacturer’s warranty. These performance issues have prompted PSO and SWEPCo to file a lawsuit against the manufacturer in an attempt to find a resolution on the matter. If regulatory performance requirements, such as the NCF guarantee, are not met, PSO and SWEPCo may recognize a regulatory liability to refund retail customers. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

FERC Rate Matters

Independence Energy Connection Project (Applies to AEP)

In 2016, PJM approved the Independence Energy Connection Project (IEC) and included it in its Regional Transmission Expansion Plan to alleviate congestion. Transource Energy has an ownership interest in the IEC, which is located in Maryland and Pennsylvania. In June 2020, the Maryland Public Service Commission approved a Certificate of Public Convenience and Necessity to construct the portion of the IEC in Maryland. In May 2021, the Pennsylvania Public Utility Commission (PAPUC) denied the IEC certificate for siting and construction of the portion in Pennsylvania. Transource Energy appealed the PAPUC ruling in Pennsylvania state court and challenged the ruling before the United States District Court for the Middle District of Pennsylvania. In May 2022, the Pennsylvania state court issued an order affirming the PAPUC decision as to state law claims. In December 2023, the United States District Court for the Middle District of Pennsylvania granted summary judgment in favor of Transource Energy, finding that the PAPUC decision violated federal law and the United States Constitution. In January 2024, the PAPUC filed an appeal of the district court’s grant of summary judgment with the United States Court of Appeals for the Third Circuit. Additional regulatory proceedings before the PAPUC are expected to resume in the fourth quarter of 2024 or in 2025.

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. At that time, PJM stated that the IEC has not been cancelled and remains necessary to alleviate congestion. PJM continues to evaluate reliability and market efficiency in the area. As of June 30, 2024, AEP’s share of IEC capital expenditures was approximately $94 million, located in Total Property, Plant and Equipment - Net on AEP’s balance sheets. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is cancelled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In January 2024, the FERC issued two orders granting formal challenges by certain unaffiliated customers related to stand-alone treatment of NOLCs in the 2021 Transmission Formula Rates of the AEP transmission owning subsidiaries within PJM and SPP. The FERC directed the AEP transmission owning subsidiaries within PJM and SPP to provide refunds with interest on all amounts collected for the 2021 rate year, and for such refunds to be reflected in the annual update for the next rate year. In February 2024, AEPSC on behalf of the AEP transmission owning subsidiaries within PJM and SPP filed requests for rehearing. In March 2024, the FERC denied AEPSC’s requests for rehearing of the January 2024 orders by operation of law and stated it may address the requests for rehearing in future orders. In March 2024, AEPSC submitted refund compliance reports to the FERC, which preserve the non-finality of the FERC’s January 2024 orders pending further proceedings on rehearing and appeal. In April 2024, AEPSC made filings with the FERC which request that the FERC: (a) reopen the record so that the FERC may take the IRS PLRs received in April 2024 regarding the treatment of stand-alone NOLCs in ratemaking into evidence and consider them in substantive orders on rehearing and (b) stay its January 2024 orders and related compliance filings and refunds to provide time for consideration of the April 2024 IRS PLRs. In May 2024, AEPSC filed a petition for review with the United States Court of Appeals for the District of Columbia Circuit seeking review of the FERC’s January 2024 and March 2024 decisions. In July 2024, the FERC issued orders approving AEPSC’s request to reopen the record for the limited purpose of accepting into the record the IRS PLRs and establish additional briefing procedures. AEPSC is required to file briefs with the FERC in the third quarter of 2024.

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

Letters of Credit (Applies to AEP, AEP Texas and APCo)

Standby letters of credit are entered into with third-parties.  These letters of credit are issued in the ordinary course of business and cover items such as natural gas and electricity risk management contracts, construction contracts, insurance programs, security deposits and debt service reserves.

In March 2024, AEP increased its $4 billion revolving credit facility to $5 billion and extended the due date from March 2027 to March 2029. Also, in March 2024, AEP extended the due date of its $1 billion revolving credit facility from March 2025 to March 2027. AEP may issue up to $1.2 billion as letters of credit under these revolving credit facilities on behalf of subsidiaries. As of June 30, 2024, no letters of credit were issued under either revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $450 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of June 30, 2024 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$244.5	July 2024 to July 2025
AEP Texas	1.8	July 2025
APCo	6.3	July 2024

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of June 30, 2024, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase-and-sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase-and-sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of June 30, 2024, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$44.6
AEP Texas	10.6
APCo	5.9
I&M	4.2
OPCo	7.0
PSO	4.4
SWEPCo	5.1

ENVIRONMENTAL CONTINGENCIES (Applies to all Registrants except AEPTCo)

Federal EPA’s Revised CCR Rule

In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. The rule establishes compliance deadlines for legacy surface impoundments to meet regulatory requirements, including a requirement to initiate closure within five years after the effective date of the final rule. The rule requires evaluations to be completed at both active facilities and inactive facilities with one or more legacy surface impoundments. Closure may be accomplished by applying an impermeable cover system over the CCR material (“closure in place”) or the CCR material may be excavated and placed in a compliant landfill (“closure by removal”). Groundwater monitoring and other analysis over the next three years will provide additional information on the planned closure method. AEP evaluated the applicability of the rule to current and former plant sites and recorded incremental ARO in the second quarter of 2024, as shown in the table below, based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the CCR Rule.

Registrant	Increase in ARO	Increase in Generation Property (a)	Increase in Regulatory Assets (b)	Charged to Operating Expenses (c)
	(in millions)
APCo	$312.2	$75.6	$236.6	$—
I&M	85.7	—	72.3	13.4
OPCo	52.9	—	—	52.9
PSO	33.7	33.7	—	—
SWEPCo	23.8	23.8	—	—
Non-Registrants	166.1	43.8	46.1	76.2
Total	$674.4	$176.9	$355.0	$142.5

(a)ARO is related to a legacy CCR surface impoundment or CCR management unit at an operating generation facility.
(b)ARO is related to a legacy CCR surface impoundment or CCR management unit at a retired generation facility and recognition of a regulatory asset in accordance with the accounting guidance for “Regulated Operations” is supported.
(c)ARO is related to a legacy CCR surface impoundment or CCR management unit and recognition of a regulatory asset in accordance with the accounting guidance for “Regulated Operations” is not yet supported.

As further groundwater monitoring and other analysis is performed, management expects to refine the assumptions and underlying cost estimates used in recording the ARO. These refinements may include, but are not limited to, changes in the expected method of closure, changes in estimated quantities of CCR at each site, the identification of new CCR management units, among other items. These future changes could have a material impact on the ARO and materially reduce future net income and cash flows and further impact financial condition.

AEP will seek cost recovery through regulated rates, including proposal of new regulatory mechanisms for cost recovery where existing mechanisms are not applicable. The rule could have an additional, material adverse impact on net income, cash flows and financial condition if AEP cannot ultimately recover these additional costs of compliance. In June 2024, a third-party filed a petition for review of the rule with the U.S. Court of Appeals for the D.C. Circuit. Management is also evaluating potential legal challenges to the revised rule.

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

In July 2024, the Registrants renewed insurance programs including coverage for wildfire liability. Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including, but not limited to, liabilities relating to a cybersecurity incident, wildfire related liabilities or damage to the Cook Plant and costs of replacement power in the event of an incident at the Cook Plant.  Future losses or liabilities, if they occur, which are not completely insured, unless recovered from customers, could reduce future net income and cash flows and impact financial condition.

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

In January 2021, an AEP shareholder filed a derivative action in the U.S. District Court for the Southern District of Ohio purporting to assert claims on behalf of AEP against certain AEP officers and directors. In February 2021, a second AEP shareholder filed a similar derivative action in the Court of Common Pleas of Franklin County, Ohio. In April 2021, a third AEP shareholder filed a similar derivative action in the U.S. District Court for the Southern District of Ohio and a fourth AEP shareholder filed a similar derivative action in the Supreme Court for the State of New York, Nassau County. These derivative complaints allege the officers and directors made misrepresentations and omissions similar to those alleged in the putative securities class action lawsuit filed against AEP. The derivative complaints (collectively, the “Derivative Actions”) together assert claims for: (a) breach of fiduciary duty, (b) waste of corporate assets, (c) unjust enrichment, (d) breach of duty for insider trading and (e) contribution for violations of sections 10(b) and 21D of the Securities Exchange Act of 1934; and seek monetary damages and changes to AEP’s corporate governance and internal policies among other forms of relief. The court entered a scheduling order in the New York state court derivative action staying the case other than with respect to briefing the motion to dismiss. AEP filed substantive and forum-based motions to dismiss in April 2022. In June 2022, the Ohio state court entered an order continuing the stays of that case until the final resolution of the consolidated derivative actions pending in Ohio federal district court. In September 2022, the New York state court granted the forum-based motion to dismiss with prejudice and the plaintiff subsequently filed a notice of appeal with the New York appellate court. In January 2023, the New York plaintiff filed a motion to intervene in the pending Ohio federal court action and withdrew his appeal in New York. The two derivative actions pending in federal district court in Ohio have been consolidated and the plaintiffs in the consolidated action filed an amended complaint. AEP filed a motion to dismiss the amended complaint and subsequently filed a brief in opposition to the New York plaintiffs’ motion to intervene in the consolidated action in Ohio. In March 2023, the federal district court issued an order granting the motion to dismiss with prejudice and denying the New York plaintiffs’ motion to intervene. In April 2023, one of the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit of the Ohio federal district court order dismissing the consolidated action and denying the intervention.

In March 2021, AEP received a litigation demand letter from counsel representing a purported AEP shareholder. The litigation demand letter was directed to the Board of Directors of AEP (AEP Board) and contained factual allegations involving HB 6 that were generally consistent with those in the derivative litigation filed in state and federal court. The shareholder that sent the letter has since withdrawn the litigation demand, which is now terminated and of no further effect. In April 2023, AEP received a litigation demand letter from counsel representing the purported AEP shareholder who had filed the dismissed derivative action in New York state court and unsuccessfully tried to intervene in the consolidated derivative actions in Ohio federal court the (“Litigation Demand”). The Litigation Demand is directed to the AEP Board and contains factual allegations involving HB 6 that are generally consistent with those in the Derivative Actions. The Litigation Demand requested, among other things, that the AEP Board undertake an independent investigation into alleged legal violations by certain current and former directors and officers, and that AEP commence a civil action asserting claims similar to the claims asserted in the Derivative Actions. The AEP Board considered the Litigation Demand and formed a committee of the Board (the “Demand Review Committee”) to investigate, review, monitor and analyze the Litigation Demand and make a recommendation to the AEP Board regarding a reasonable and appropriate response to the same.

In April 2024, AEP reached an agreement with the four shareholders to fully and finally resolve the Derivative Actions and the Litigation Demand, and all claims asserted or that could have been asserted by any AEP shareholder based on the facts alleged, in the manner and upon the terms and conditions set forth in the settlement documents (the “Settlement”). In July 2024, the Court preliminarily approved the Settlement. Subject to final approval by the Court, the Settlement includes a payment of $450 thousand for attorneys’ fees and the implementation of certain corporate governance changes outlined in the Settlement, many of which have already been put in place. The Settlement does not include any admission of liability. In the event the Settlement is not approved by the Court or the Derivative Actions and the Litigation Demand are not otherwise settled or dismissed, the defendants will continue to defend against the Derivative Actions and the AEP Board will continue to act in response to the Litigation Demand as appropriate. Management does not believe the range of potential losses that is reasonably possible of occurring as a result of either the Derivative Actions or the Litigation Demand will have a material impact on results of operations, cash flows or financial condition.

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

Claims for Indemnification Made by Owners of the Gavin Power Station (Applies to AEP)

In November 2022, the Federal EPA issued a final decision denying Gavin Power LLC’s requested extension to allow a CCR surface impoundment at the Gavin Power Station to continue to receive CCR and non-CCR waste streams after April 11, 2021 until May 4, 2023 (the Gavin Denial). As part of the Gavin Denial, the Federal EPA made several assertions related to the CCR Rule (see “Environmental Issues - CCR Rule” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information), including an assertion that the closure of the 300 acre unlined fly ash reservoir (FAR) is noncompliant with the CCR Rule in multiple respects. The Gavin Power Station was formerly owned and operated by AEP and was sold to Gavin Power LLC and Lightstone Generation LLC in 2017. Pursuant to the PSA, AEP maintained responsibility to complete closure of the FAR in accordance with the closure plan approved by the Ohio EPA which was completed in July 2021. The PSA contains indemnification provisions, pursuant to which the owners of the Gavin Power Station have notified AEP they believe they are entitled to indemnification for any damages that may result from these claims, including any future enforcement or litigation resulting from any determinations of noncompliance by the Federal EPA with various aspects of the CCR Rule consistent with the Gavin Denial. The owners of the Gavin Power Station have also sought indemnification for landowner claims for property damage allegedly caused by modifications to the FAR. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the PSA. In addition, Gavin Power LLC, several AEP subsidiaries, and other parties have filed Petitions for Review of the Gavin Denial with the U.S. Court of Appeals for the District of Columbia Circuit, which in June 2024, were dismissed for lack of jurisdiction. In January 2024, Gavin Power LLC also filed a complaint with the United States District Court for the Southern District of Ohio, alleging various violations of the Administrative Procedure Act and asserting that the Federal EPA, through its prior inaction, has waived and is estopped from raising certain objections raised in the Gavin Denial. Management cannot predict the outcome of that litigation. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

Litigation Regarding Justice Thermal Coal Contract (Applies to AEP and APCo)

In December 2023, APCo filed a suit in the Franklin County Ohio Court of Common Pleas seeking a declaratory judgment confirming APCo’s right to terminate a long-term coal contract with Justice Thermal LLC (Justice Thermal) based on Justice Thermal’s failure to perform under the contract. APCo terminated that contract in January 2024, and in April 2024, APCo filed an amended complaint seeking a declaration that the termination was proper and also seeking damages for Justice Thermal’s breach of contract. Justice Thermal filed an answer and counterclaim in April 2024, contesting the validity of the contract termination and asserting counterclaims. Justice Thermal’s counterclaims allege that APCo breached the contract, assert a claim for fraud relating to APCo’s alleged fabrication of coal sample analyses, and seek damages. APCo will continue to pursue its claims and defend against the counterclaims. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

6. ACQUISITIONS, ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSITIONS

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

ASSETS AND LIABILITIES HELD FOR SALE

Planned Disposition of AEP OnSite Partners (Generation & Marketing Segment) (Applies to AEP)

In April 2023, AEP initiated a sales process for its ownership in AEP OnSite Partners. AEP OnSite Partners targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions. As of June 30, 2024, AEP OnSite Partners owned projects located in 21 states, including approximately 103 MWs of installed solar capacity and two solar projects under construction totaling approximately 8 MWs. As of June 30, 2024, the net book value of the assets and liabilities of AEP OnSite Partners was $341 million.

In May 2024, AEP signed an agreement to sell AEP OnSite Partners to a nonaffiliated third party. AEP has received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The sale remains subject to FERC approval under Section 203 of the Federal Power Act and is expected to close in the third quarter of 2024. AEP expects to receive cash proceeds of approximately $315 million, net of taxes and transaction costs.

Management concluded the assets in AEP OnSite Partners met the accounting requirements to be presented as Held for Sale in the second quarter of 2024 based on the signing the sale agreement. Any changes to the book value or carrying value of these assets, or the anticipated sale price, could further reduce future net income and impact financial condition.

In May 2024, AEP ceased recognition of depreciation on the AEP OnSite Partners assets due to their classification as Held for Sale on the balance sheets. The major classes of the assets and liabilities presented in Assets Held for Sale and Liabilities Held for Sale on the balance sheets of AEP are shown in the following table:

June 30, 2024
(in millions)
ASSETS
Property, Plant and Equipment, Net	$309.2
Other Classes of Assets that are not Major	54.4
Total Major Classes of Assets Held for Sale	363.6
Loss on the Expected Sale of AEP OnSite Partners (net of $2.8 million of Income Tax Benefit)	(10.4)
Assets Held for Sale	$353.2

LIABILITIES
Other Classes of Liabilities that are not Major	$12.5
Liabilities Held for Sale	$12.5

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

Components of Net Periodic Benefit Cost (Credit)

Pension Plans

Three Months Ended June 30, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$25.6	$2.2	$2.5	$3.3	$2.3	$1.6	$2.1
Interest Cost	51.9	4.4	6.2	5.9	4.7	2.5	3.1
Expected Return on Plan Assets	(80.2)	(6.6)	(10.7)	(10.6)	(8.1)	(4.4)	(4.4)
Amortization of Net Actuarial Loss	1.1	0.1	0.1	0.1	—	0.1	—
Net Periodic Benefit Cost (Credit) (a)	$(1.6)	$0.1	$(1.9)	$(1.3)	$(1.1)	$(0.2)	$0.8

Three Months Ended June 30, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$23.6	$2.1	$2.2	$3.0	$2.1	$1.4	$1.9
Interest Cost	54.8	4.6	6.6	6.2	5.0	2.7	3.5
Expected Return on Plan Assets	(84.8)	(7.0)	(11.1)	(11.1)	(8.5)	(4.6)	(4.9)
Amortization of Net Actuarial Loss	0.4	—	—	—	—	—	—
Net Periodic Benefit Cost (Credit)	$(6.0)	$(0.3)	$(2.3)	$(1.9)	$(1.4)	$(0.5)	$0.5

Six Months Ended June 30, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$51.2	$4.4	$4.9	$6.6	$4.7	$3.1	$4.0
Interest Cost	103.8	8.7	12.4	11.9	9.4	5.0	6.2
Expected Return on Plan Assets	(160.4)	(13.0)	(21.4)	(21.4)	(16.3)	(8.7)	(8.8)
Amortization of Net Actuarial Loss	2.2	0.2	0.2	0.2	0.1	0.1	0.1
Net Periodic Benefit Cost (Credit) (a)	$(3.2)	$0.3	$(3.9)	$(2.7)	$(2.1)	$(0.5)	$1.5

Six Months Ended June 30, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$47.2	$4.1	$4.5	$6.0	$4.2	$2.8	$3.8
Interest Cost	109.6	9.2	13.2	12.4	9.9	5.4	7.0
Expected Return on Plan Assets	(169.6)	(14.0)	(22.3)	(22.1)	(17.0)	(9.2)	(9.7)
Amortization of Net Actuarial Loss	0.7	—	—	—	—	—	—
Net Periodic Benefit Cost (Credit)	$(12.1)	$(0.7)	$(4.6)	$(3.7)	$(2.9)	$(1.0)	$1.1

(a)Excludes an immaterial one-time settlement cost to a non-qualified pension plan in the second quarter of 2024 for AEP.

OPEB

Three Months Ended June 30, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$1.1	$0.1	$0.1	$0.2	$0.1	$—	$0.1
Interest Cost	10.6	0.8	1.6	1.2	1.0	0.6	0.6
Expected Return on Plan Assets	(27.9)	(2.2)	(4.1)	(3.3)	(2.9)	(1.6)	(1.8)
Amortization of Prior Service Credit	(3.2)	(0.2)	(0.4)	(0.5)	(0.3)	(0.2)	(0.2)
Amortization of Net Actuarial Loss	0.7	—	0.1	0.1	0.1	0.1	—
Net Periodic Benefit Credit (a)	$(18.7)	$(1.5)	$(2.7)	$(2.3)	$(2.0)	$(1.1)	$(1.3)

Three Months Ended June 30, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$1.2	$0.1	$0.2	$0.2	$0.1	$—	$0.1
Interest Cost	11.5	0.9	1.9	1.4	1.1	0.6	0.7
Expected Return on Plan Assets	(27.4)	(2.2)	(4.0)	(3.4)	(3.0)	(1.4)	(1.8)
Amortization of Prior Service Credit	(15.7)	(1.4)	(2.3)	(2.1)	(1.5)	(1.0)	(1.2)
Amortization of Net Actuarial Loss	3.7	0.3	0.5	0.4	0.4	0.2	0.3
Net Periodic Benefit Credit	$(26.7)	$(2.3)	$(3.7)	$(3.5)	$(2.9)	$(1.6)	$(1.9)

Six Months Ended June 30, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$2.2	$0.2	$0.2	$0.3	$0.2	$0.1	$0.2
Interest Cost	21.1	1.6	3.3	2.4	2.1	1.1	1.3
Expected Return on Plan Assets	(55.7)	(4.5)	(8.1)	(6.7)	(5.9)	(3.0)	(3.7)
Amortization of Prior Service Credit	(6.4)	(0.5)	(0.9)	(0.9)	(0.6)	(0.4)	(0.5)
Amortization of Net Actuarial Loss	1.5	0.1	0.2	0.2	0.2	0.1	0.1
Net Periodic Benefit Credit (a)	$(37.3)	$(3.1)	$(5.3)	$(4.7)	$(4.0)	$(2.1)	$(2.6)

Six Months Ended June 30, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$2.3	$0.2	$0.3	$0.4	$0.2	$0.1	$0.2
Interest Cost	23.1	1.8	3.7	2.7	2.3	1.2	1.4
Expected Return on Plan Assets	(54.8)	(4.5)	(8.0)	(6.8)	(5.9)	(2.9)	(3.6)
Amortization of Prior Service Credit	(31.5)	(2.7)	(4.6)	(4.3)	(3.1)	(2.0)	(2.4)
Amortization of Net Actuarial Loss	7.4	0.6	1.1	0.9	0.8	0.4	0.5
Net Periodic Benefit Credit	$(53.5)	$(4.6)	$(7.5)	$(7.1)	$(5.7)	$(3.2)	$(3.9)

(a)Excludes an immaterial one-time cost related to special termination benefits resulting from the voluntary severance program announced in the second quarter of 2024. See Note 13 - Voluntary Severance Program for additional information.

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

The tables below represent AEP’s reportable segment income statement information for the three and six months ended June 30, 2024 and 2023 and reportable segment balance sheet information as of June 30, 2024 and December 31, 2023.

	Three Months Ended June 30, 2024
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$2,572.0	$1,428.8	$108.7	$442.5	$27.2	$—		$4,579.2
Other Operating Segments	47.0	7.1	381.2	25.0	30.5	(490.8)	(b)	—
Total Revenues	$2,619.0	$1,435.9	$489.9	$467.5	$57.7	$(490.8)		$4,579.2

Net Income (Loss)	$66.7	$146.8	$201.9	$(4.8)	$(68.1)	$—		$342.5

	Three Months Ended June 30, 2023
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$2,629.0	$1,330.8	$88.3	$318.2	$6.2	$—		$4,372.5
Other Operating Segments	45.5	9.4	370.3	13.2	25.8	(464.2)	(b)	—
Total Revenues	$2,674.5	$1,340.2	$458.6	$331.4	$32.0	$(464.2)		$4,372.5

Net Income (Loss)	$278.4	$176.7	$197.3	$(38.6)	$(97.7)	$—		$516.1

	Six Months Ended June 30, 2024
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$5,473.2	$2,912.0	$219.2	$958.4	$42.1	$—		$9,604.9
Other Operating Segments	93.7	14.1	768.0	72.6	68.4	(1,016.8)	(b)	—
Total Revenues	$5,566.9	$2,926.1	$987.2	$1,031.0	$110.5	$(1,016.8)		$9,604.9

Net Income (Loss)	$629.0	$297.1	$411.7	$132.8	$(122.4)	$—		$1,348.2

	Six Months Ended June 30, 2023
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$5,445.3	$2,786.1	$178.4	$645.1	$8.5	$—		$9,063.4
Other Operating Segments	87.0	18.3	735.7	13.3	53.6	(907.9)	(b)	—
Total Revenues	$5,532.3	$2,804.4	$914.1	$658.4	$62.1	$(907.9)		$9,063.4

Net Income (Loss)	$540.6	$302.4	$379.7	$(195.0)	$(111.2)	$—		$916.5

	June 30, 2024
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets (c)	$53,576.1	$25,969.4	$17,358.2	$2,263.7	$4,578.1	(d)	$(4,122.9)	(e)	$99,622.6

	December 31, 2023
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets	$51,802.1	$24,838.4	$16,575.6	$2,598.5	$5,194.0	(d)	$(4,324.6)	(e)	$96,684.0

(a)Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries. This segment also includes Parent’s guarantee revenue received from affiliates, investment income, interest income, interest expense and other nonallocated costs.
(b)Represents inter-segment revenues.
(c)Amount includes Assets Held for Sale on the balance sheet. See “Planned Disposition of AEP OnSite Partners” section of Note 6 for additional information.
(d)Includes elimination of Parent’s investments in wholly-owned subsidiary companies.
(e)Reconciling Adjustments for Total Assets primarily include elimination of intercompany advances to affiliates and intercompany accounts receivable.

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

The tables below present AEPTCo’s reportable segment income statement information for the three and six months ended June 30, 2024 and 2023 and reportable segment balance sheet information as of June 30, 2024 and December 31, 2023.

	Three Months Ended June 30, 2024
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$97.0	$—		$—	$97.0
Sales to AEP Affiliates	377.8	—		—	377.8
Other Revenues	0.4	—		—	0.4
Total Revenues	$475.2	$—		$—	$475.2

Net Income	$175.2	$0.5	(a)	$—	$175.7

	Three Months Ended June 30, 2023
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$87.4	$—		$—	$87.4
Sales to AEP Affiliates	357.5	—		—	357.5
Total Revenues	$444.9	$—		$—	$444.9

Net Income	$174.2	$1.5	(a)	$—	$175.7

	Six Months Ended June 30, 2024
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$194.0	$—		$—	$194.0
Sales to AEP Affiliates	761.2	—		—	761.2
Other Revenues	2.8	—		—	2.8
Total Revenues	$958.0	$—		$—	$958.0

Net Income	$356.9	$—	(a)	$—	$356.9

	Six Months Ended June 30, 2023
	State Transcos	AEPTCo Parent		Reconciling Adjustments	AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$176.4	$—		$—	$176.4
Sales to AEP Affiliates	710.1	—		—	710.1
Total Revenues	$886.5	$—		$—	$886.5

Net Income	$335.8	$2.6	(a)	$—	$338.4

	June 30, 2024
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets	$15,835.5	$5,942.2	(b)	$(5,991.5)	(c)	$15,786.2

	December 31, 2023
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets	$15,120.6	$5,486.6	(b)	$(5,534.7)	(c)	$15,072.5

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

The following tables represent the gross notional volume of the Registrants’ outstanding derivative contracts:

	Notional Volume of Derivative Instruments

	June 30, 2024							December 31, 2023
Primary Risk Exposure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Commodity:
Power (MWhs)	339.4	—	51.5	12.6	2.1	11.5	9.8	246.8	—	16.8	5.9	2.2	4.1	2.9
Natural Gas (MMBtus)	170.7	—	47.5	—	—	48.0	19.9	151.6	—	37.3	—	—	34.9	17.9
Heating Oil and Gasoline (Gallons)	6.0	1.5	0.8	1.0	1.0	0.6	0.7	6.5	1.8	1.0	0.6	1.2	0.7	0.9
Interest Rate (USD)	$69.6	$—	$—	$—	$—	$—	$—	$80.1	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt (USD)	$1,350.0	$—	$—	$—	$—	$—	$—	$1,300.0	$150.0	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles. AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $155 million and $46 million as of June 30, 2024 and December 31, 2023, respectively. There was no cash collateral received from third-parties netted against short-term and long-term risk management assets for the Registrant Subsidiaries as of June 30, 2024 and December 31, 2023. The amount of cash collateral paid to third-parties netted against short-term and long-term risk management liabilities was immaterial for the Registrants as of June 30, 2024 and December 31, 2023.

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

	June 30, 2024
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$590.6	$—	$72.8	$34.8	$—	$49.8	$38.6
Hedging Contracts - Commodity	48.6	—	—	—	—	—	—
Hedging Contracts - Interest Rate	10.3	—	—	—	—	—	—
Total Current Risk Management Assets	649.5	—	72.8	34.8	—	49.8	38.6

Long-term Risk Management Assets
Risk Management Contracts - Commodity	549.6	—	0.8	—	—	0.9	—
Hedging Contracts - Commodity	86.9	—	—	—	—	—	—
Hedging Contracts - Interest Rate	—	—	—	—	—	—	—
Total Long-term Risk Management Assets	636.5	—	0.8	—	—	0.9	—

Total Assets	$1,286.0	$—	$73.6	$34.8	$—	$50.7	$38.6

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$403.0	$—	$15.5	$6.7	$6.0	$19.5	$9.8
Hedging Contracts - Commodity	3.6	—	—	—	—	—	—
Hedging Contracts - Interest Rate	43.3	—	—	—	—	—	—
Total Current Risk Management Liabilities	449.9	—	15.5	6.7	6.0	19.5	9.8

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	468.1	—	5.1	—	37.2	4.6	1.7
Hedging Contracts - Commodity	0.3	—	—	—	—	—	—
Hedging Contracts - Interest Rate	53.4	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	521.8	—	5.1	—	37.2	4.6	1.7

Total Liabilities	$971.7	$—	$20.6	$6.7	$43.2	$24.1	$11.5

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$314.3	$—	$53.0	$28.1	$(43.2)	$26.6	$27.1

	December 31, 2023
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$555.1	$—	$24.6	$30.1	$—	$19.7	$12.0
Hedging Contracts - Commodity	56.7	—	—	—	—	—	—
Hedging Contracts - Interest Rate	—	—	—	—	—	—	—
Total Current Risk Management Assets	611.8	—	24.6	30.1	—	19.7	12.0

Long-term Risk Management Assets
Risk Management Contracts - Commodity	468.8	—	0.3	12.0	—	—	0.5
Hedging Contracts - Commodity	86.8	—	—	—	—	—	—
Hedging Contracts - Interest Rate	—	—	—	—	—	—	—
Total Long-term Risk Management Assets	555.6	—	0.3	12.0	—	—	0.5

Total Assets	$1,167.4	$—	$24.9	$42.1	$—	$19.7	$12.5

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$588.0	$0.2	$18.5	$5.4	$6.9	$29.7	$14.9
Hedging Contracts - Commodity	8.2	—	—	—	—	—	—
Hedging Contracts - Interest Rate	50.5	2.7	—	—	—	—	—
Total Current Risk Management Liabilities	646.7	2.9	18.5	5.4	6.9	29.7	14.9

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	377.6	—	6.9	0.2	43.9	1.0	1.7
Hedging Contracts - Commodity	2.2	—	—	—	—	—	—
Hedging Contracts - Interest Rate	56.9	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	436.7	—	6.9	0.2	43.9	1.0	1.7

Total Liabilities	$1,083.4	$2.9	$25.4	$5.6	$50.8	$30.7	$16.6

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$84.0	$(2.9)	$(0.5)	$36.5	$(50.8)	$(11.0)	$(4.1)

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

	June 30, 2024
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:		(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$649.5	$—	$72.8	$34.8	$—	$49.8	$38.6
Gross Amounts Offset	(326.8)	—	(5.1)	(6.7)	—	(0.4)	(0.4)
Net Amounts Presented	322.7	—	67.7	28.1	—	49.4	38.2

Long-term Risk Management Assets
Gross Amounts Recognized	636.5	—	0.8	—	—	0.9	—
Gross Amounts Offset	(381.1)	—	(0.8)	—	—	(0.9)	—
Net Amounts Presented	255.4	—	—	—	—	—	—

Total Assets	$578.1	$—	$67.7	$28.1	$—	$49.4	$38.2

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$449.9	$—	$15.5	$6.7	$6.0	$19.5	$9.8
Gross Amounts Offset	(294.9)	—	(6.5)	(6.7)	—	(0.4)	(0.4)
Net Amounts Presented	155.0	—	9.0	—	6.0	19.1	9.4

Long-term Risk Management Liabilities
Gross Amounts Recognized	521.8	—	5.1	—	37.2	4.6	1.7
Gross Amounts Offset	(260.4)	—	(0.8)	—	—	(0.9)	—
Net Amounts Presented	261.4	—	4.3	—	37.2	3.7	1.7

Total Liabilities	$416.4	$—	$13.3	$—	$43.2	$22.8	$11.1

Total MTM Derivative Contract Net Assets (Liabilities)	$161.7	$—	$54.4	$28.1	$(43.2)	$26.6	$27.1

	December 31, 2023
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:		(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$611.8	$—	$24.6	$30.1	$—	$19.7	$12.0
Gross Amounts Offset	(394.3)	—	(2.2)	(2.3)	—	(0.7)	(0.4)
Net Amounts Presented	217.5	—	22.4	27.8	—	19.0	11.6

Long-term Risk Management Assets
Gross Amounts Recognized	555.6	—	0.3	12.0	—	—	0.5
Gross Amounts Offset	(234.4)	—	(0.3)	(0.2)	—	—	(0.5)
Net Amounts Presented	321.2	—	—	11.8	—	—	—

Total Assets	$538.7	$—	$22.4	$39.6	$—	$19.0	$11.6

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$646.7	$2.9	$18.5	$5.4	$6.9	$29.7	$14.9
Gross Amounts Offset	(417.1)	(0.2)	(2.6)	(3.4)	(0.1)	(0.8)	(0.5)
Net Amounts Presented	229.6	2.7	15.9	2.0	6.8	28.9	14.4

Long-term Risk Management Liabilities
Gross Amounts Recognized	436.7	—	6.9	0.2	43.9	1.0	1.7
Gross Amounts Offset	(194.9)	—	(0.3)	(0.2)	—	—	(0.5)
Net Amounts Presented	241.8	—	6.6	—	43.9	1.0	1.2

Total Liabilities	$471.4	$2.7	$22.5	$2.0	$50.7	$29.9	$15.6

Total MTM Derivative Contract Net Assets (Liabilities)	$67.3	$(2.7)	$(0.1)	$37.6	$(50.7)	$(10.9)	$(4.0)

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on Risk Management Contracts

	Three Months Ended June 30, 2024
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$4.3	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(53.0)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	—	4.3	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	0.7	—	0.7	0.1	—	—	—
Other Operation	0.3	0.1	—	0.1	—	—	—
Maintenance	0.5	0.1	0.1	0.1	0.1	—	0.1
Regulatory Assets (a)	31.7	0.1	15.2	4.6	(3.1)	8.9	0.2
Regulatory Liabilities (a)	92.5	(0.2)	12.6	7.1	—	33.8	34.6
Total Gain (Loss) on Risk Management Contracts	$77.0	$0.1	$28.6	$16.3	$(3.0)	$42.7	$34.9

	Three Months Ended June 30, 2023
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$17.0	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(141.8)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	—	17.0	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1.3	—	1.3	0.1	—	—	—
Other Operation	(0.1)	—	—	—	—	—	—
Maintenance	(0.3)	(0.1)	—	—	—	—	—
Regulatory Assets (a)	(12.4)	(0.1)	5.9	(1.6)	(12.8)	(2.3)	(0.9)
Regulatory Liabilities (a)	102.0	—	17.4	3.6	—	42.4	33.6
Total Gain (Loss) on Risk Management Contracts	$(34.3)	$(0.2)	$24.6	$19.1	$(12.8)	$40.1	$32.7

	Six Months Ended June 30, 2024
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(21.4)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(97.7)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	(21.5)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1.7	—	1.6	0.1	—	—	—
Other Operation	0.3	0.1	—	0.1	—	—	—
Maintenance	0.6	0.1	0.1	0.1	0.1	—	0.1
Regulatory Assets (a)	45.2	0.3	15.1	3.0	5.5	7.7	5.1
Regulatory Liabilities (a)	145.2	—	25.7	9.3	—	52.1	49.6
Total Gain (Loss) on Risk Management Contracts	$73.9	$0.5	$42.6	$(8.9)	$5.6	$59.8	$54.8

	Six Months Ended June 30, 2023
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$11.7	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(289.2)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	—	11.7	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	2.0	—	1.9	0.1	—	—	—
Other Operation	(0.1)	—	—	—	—	—	—
Maintenance	(0.2)	(0.1)	—	—	—	—	—
Regulatory Assets (a)	(37.2)	(0.5)	(1.2)	(2.1)	(25.1)	(3.5)	(2.4)
Regulatory Liabilities (a)	100.5	—	(8.8)	4.8	—	60.4	45.5
Total Gain (Loss) on Risk Management Contracts	$(212.5)	$(0.6)	$(8.1)	$14.5	$(25.1)	$56.9	$43.1

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)
Long-term Debt (a) (b)	$(876.8)	$(878.2)	$70.4	$68.4

(a)Amounts included within Noncurrent Liabilities line item Long-term Debt on the Balance Sheet.
(b)Amounts include $(26) million and $(30) million as of June 30, 2024 and December 31, 2023, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$18.2	$(4.2)	$1.8	$2.7
Fair Value Portion of Long-term Debt (a)	(18.2)	4.2	(1.8)	(2.7)

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity, Fuel and Other Consumables Used for Electric Generation on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three and six months ended June 30, 2024 and 2023, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three months ended June 30, 2024 and 2023, AEP and AEP Texas applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not. During the six months ended June 30, 2024, AEP and AEP Texas applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not. During the six months ended June 30, 2023, AEP, AEP Texas, I&M, PSO and SWEPCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

	Impact of Cash Flow Hedges on the Registrants’ Balance Sheets

	June 30, 2024				December 31, 2023
			Portion Expected to				Portion Expected to
	AOCI		be Reclassed to		AOCI		be Reclassed to
	Gain (Loss)		Net Income During		Gain (Loss)		Net Income During
	Net of Tax		the Next Twelve Months		Net of Tax		the Next Twelve Months
	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate
		(in millions)
AEP	$103.7	$9.3	$35.5	$4.3	$104.9	$(8.1)	$38.3	$3.2
AEP Texas	—	6.6	—	0.7	—	0.5	—	0.2
APCo	—	5.5	—	0.8	—	5.9	—	0.8
I&M	—	(5.3)	—	(0.4)	—	(5.5)	—	(0.4)
PSO	—	(0.2)	—	—	—	(0.2)	—	—
SWEPCo	—	1.2	—	0.3	—	1.3	—	0.3

As of June 30, 2024 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is 81 months.

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

Credit-Risk-Related Contingent Features

Credit Downgrade Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  The total exposure of AEP’s derivative contracts with collateral triggering events in a net liability position was immaterial as of June 30, 2024 and December 31, 2023. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of June 30, 2024 and December 31, 2023.

Cross-Acceleration Triggers

Certain interest rate derivative contracts contain cross-acceleration provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-acceleration provisions could be triggered if there was a non-performance event by the Registrants under any of their outstanding debt of at least $50 million and the lender on that debt has accelerated the entire repayment obligation. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-acceleration provisions in contracts. AEP had derivative contracts with cross-acceleration provisions in a net liability position of $97 million and $107 million and no cash collateral posted as of June 30, 2024 and December 31, 2023, respectively. If a cross-acceleration provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries’ derivative contracts with cross-acceleration provisions outstanding as of June 30, 2024 and December 31, 2023 were not material.

Cross-Default Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third-party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. AEP had derivative contracts with cross-default provisions in a net liability position of $233 million and $242 million and no cash collateral posted as of June 30, 2024 and December 31, 2023, respectively, after considering contractual netting arrangements. If a cross-default provision would have been triggered, settlement at fair value would have been required. APCo, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $13 million, $23 million and $10 million, respectively, and no cash collateral posted as of June 30, 2024. APCo, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $22 million, $29 million and $15 million, respectively, and no cash collateral posted as of December 31, 2023. The other Registrant Subsidiaries had no derivative contracts with cross-default provisions outstanding as of June 30, 2024 and December 31, 2023.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	June 30, 2024		December 31, 2023
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP	$42,062.3	$37,897.1	$40,143.2	$37,325.7
AEP Texas	6,489.7	5,779.1	5,889.8	5,400.7
AEPTCo	5,861.5	4,867.6	5,414.4	4,796.9
APCo	5,672.0	5,267.7	5,588.3	5,390.1
I&M	3,540.3	3,159.4	3,499.4	3,291.6
OPCo	3,714.3	3,182.2	3,366.8	2,992.1
PSO	2,385.2	2,084.5	2,384.6	2,154.3
SWEPCo	3,648.3	3,114.4	3,646.9	3,209.7

Fair Value Measurements of Other Temporary Investments and Restricted Cash (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments and Restricted Cash:

	June 30, 2024
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$45.4	$—	$—	$45.4
Other Cash Deposits (b)	21.9	—	—	21.9
Fixed Income Securities – Mutual Funds (c)	166.2	—	(7.2)	159.0
Equity Securities – Mutual Funds	14.9	29.9	—	44.8
Total Other Temporary Investments and Restricted Cash	$248.4	$29.9	$(7.2)	$271.1

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$48.9	$—	$—	$48.9
Other Cash Deposits	13.9	—	—	13.9
Fixed Income Securities – Mutual Funds (c)	165.9	—	(6.2)	159.7
Equity Securities – Mutual Funds	14.8	25.9	—	40.7
Total Other Temporary Investments and Restricted Cash	$243.5	$25.9	$(6.2)	$263.2

(a)Primarily represents amounts held for the repayment of debt.
(b)Excludes Other Cash Deposits of $0.3 million classified as Assets Held for Sale on the balance sheets. See ”Planned Disposition of AEP OnSite Partners” section of Note 6 for additional information.
(c)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Proceeds from Investment Sales	$—	$—	$3.0	$—
Purchases of Investments	1.5	1.3	3.0	2.3
Gross Realized Gains on Investment Sales	—	—	0.3	—
Gross Realized Losses on Investment Sales	—	—	0.2	—

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

The following is a summary of nuclear trust fund investments:

	June 30, 2024				December 31, 2023
		Gross	Gross	Other-Than-		Gross	Gross	Other-Than-
	Fair	Unrealized	Unrealized	Temporary	Fair	Unrealized	Unrealized	Temporary
	Value	Gains	Losses	Impairments	Value	Gains	Losses	Impairments
	(in millions)
Cash and Cash Equivalents	$22.8	$—	$—	$—	$16.8	$—	$—	$—
Fixed Income Securities:
United States Government	1,267.8	13.8	(3.6)	(26.6)	1,273.0	28.6	(3.9)	(33.2)
Corporate Debt	123.0	1.3	(7.0)	(0.8)	132.1	4.8	(5.2)	(8.6)
State and Local Government	1.7	—	—	—	1.7	—	—	—
Subtotal Fixed Income Securities	1,392.5	15.1	(10.6)	(27.4)	1,406.8	33.4	(9.1)	(41.8)
Equity Securities - Domestic	2,798.7	2,214.0	(1.8)	—	2,436.6	1,869.5	(0.9)	—
Spent Nuclear Fuel and Decommissioning Trusts	$4,214.0	$2,229.1	$(12.4)	$(27.4)	$3,860.2	$1,902.9	$(10.0)	$(41.8)

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Proceeds from Investment Sales	$584.6	$688.7	$1,154.1	$1,206.3
Purchases of Investments	598.6	697.0	1,187.1	1,233.3
Gross Realized Gains on Investment Sales	4.9	6.4	10.3	54.8
Gross Realized Losses on Investment Sales	4.2	3.7	5.4	12.3

The base cost of fixed income securities was $1.4 billion and $1.4 billion as of June 30, 2024 and December 31, 2023, respectively.  The base cost of equity securities was $587 million and $568 million as of June 30, 2024 and December 31, 2023, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of June 30, 2024 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$340.2
After 1 year through 5 years	574.2
After 5 years through 10 years	213.2
After 10 years	264.9
Total	$1,392.5

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$45.4	$—	$—	$—	$45.4
Other Cash Deposits (a) (g)	—	—	—	21.9	21.9
Fixed Income Securities – Mutual Funds	159.0	—	—	—	159.0
Equity Securities – Mutual Funds (b)	44.8	—	—	—	44.8
Total Other Temporary Investments and Restricted Cash	249.2	—	—	21.9	271.1

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	—	115.8	327.0	(7.6)	435.2
Cash Flow Hedges:
Commodity Hedges (c)	—	115.2	20.3	(2.9)	132.6
Interest Rate Hedges	—	10.3	—	—	10.3
Total Risk Management Assets	—	241.3	347.3	(10.5)	578.1

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	10.2	—	—	12.6	22.8
Fixed Income Securities:
United States Government	—	1,267.8	—	—	1,267.8
Corporate Debt	—	123.0	—	—	123.0
State and Local Government	—	1.7	—	—	1.7
Subtotal Fixed Income Securities	—	1,392.5	—	—	1,392.5
Equity Securities – Domestic (b)	2,798.7	—	—	—	2,798.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,808.9	1,392.5	—	12.6	4,214.0

Total Assets	$3,058.1	$1,633.8	$347.3	$24.0	$5,063.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$7.2	$107.4	$59.1	$145.0	$318.7
Cash Flow Hedges:
Commodity Hedges (c)	—	3.9	—	(2.9)	1.0
Interest Rate Hedges	—	0.2	—	—	0.2
Fair Value Hedges	—	96.5	—	—	96.5
Total Risk Management Liabilities	$7.2	$208.0	$59.1	$142.1	$416.4

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2023

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$48.9	$—	$—	$—	$48.9
Other Cash Deposits (a)	—	—	—	13.9	13.9
Fixed Income Securities – Mutual Funds	159.7	—	—	—	159.7
Equity Securities – Mutual Funds (b)	40.7	—	—	—	40.7
Total Other Temporary Investments and Restricted Cash	249.3	—	—	13.9	263.2

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	9.7	736.9	274.3	(617.0)	403.9
Cash Flow Hedges:
Commodity Hedges (c)	—	123.5	19.8	(8.5)	134.8
Total Risk Management Assets	9.7	860.4	294.1	(625.5)	538.7

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	7.8	—	—	9.0	16.8
Fixed Income Securities:
United States Government	—	1,273.0	—	—	1,273.0
Corporate Debt	—	132.1	—	—	132.1
State and Local Government	—	1.7	—	—	1.7
Subtotal Fixed Income Securities	—	1,406.8	—	—	1,406.8
Equity Securities – Domestic (b)	2,436.6	—	—	—	2,436.6
Total Spent Nuclear Fuel and Decommissioning Trusts	2,444.4	1,406.8	—	9.0	3,860.2

Total Assets	$2,703.4	$2,267.2	$294.1	$(602.6)	$4,662.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$24.7	$783.8	$154.1	$(600.3)	$362.3
Cash Flow Hedges:
Commodity Hedges (c)	—	9.6	0.6	(8.5)	1.7
Interest Rate Hedges	—	9.0	—	—	9.0
Fair Value Hedges	—	98.4	—	—	98.4
Total Risk Management Liabilities	$24.7	$900.8	$154.7	$(608.8)	$471.4

AEP Texas
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$29.4	$—	$—	$—	$29.4

December 31, 2023

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$34.0	$—	$—	$—	$34.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.2	$—	$(0.2)	$—
Cash Flow Hedges:
Interest Rate Hedges	—	2.7	—	—	2.7
Total Risk Management Liabilities	$—	$2.9	$—	$(0.2)	$2.7

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$15.9	$—	$—	$—	$15.9

Risk Management Assets
Risk Management Commodity Contracts (c)	—	5.1	67.8	(5.2)	67.7

Total Assets	$15.9	$5.1	$67.8	$(5.2)	$83.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$19.9	$—	$(6.6)	$13.3

December 31, 2023

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$14.9	$—	$—	$—	$14.9

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1.1	23.5	(2.2)	22.4

Total Assets	$14.9	$1.1	$23.5	$(2.2)	$37.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$24.0	$1.1	$(2.6)	$22.5

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$17.7	$14.8	$(4.4)	$28.1

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	10.2	—	—	12.6	22.8
Fixed Income Securities:
United States Government	—	1,267.8	—	—	1,267.8
Corporate Debt	—	123.0	—	—	123.0
State and Local Government	—	1.7	—	—	1.7
Subtotal Fixed Income Securities	—	1,392.5	—	—	1,392.5
Equity Securities - Domestic (b)	2,798.7	—	—	—	2,798.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,808.9	1,392.5	—	12.6	4,214.0

Total Assets	$2,808.9	$1,410.2	$14.8	$8.2	$4,242.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$4.1	$0.3	$(4.4)	$—

December 31, 2023

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$37.4	$4.5	$(2.3)	$39.6

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	7.8	—	—	9.0	16.8
Fixed Income Securities:
United States Government	—	1,273.0	—	—	1,273.0
Corporate Debt	—	132.1	—	—	132.1
State and Local Government	—	1.7	—	—	1.7
Subtotal Fixed Income Securities	—	1,406.8	—	—	1,406.8
Equity Securities - Domestic (b)	2,436.6	—	—	—	2,436.6
Total Spent Nuclear Fuel and Decommissioning Trusts	2,444.4	1,406.8	—	9.0	3,860.2

Total Assets	$2,444.4	$1,444.2	$4.5	$6.7	$3,899.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$3.7	$1.7	$(3.4)	$2.0

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2024

	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$—	$43.2	$—	$43.2

December 31, 2023

	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.2	$50.6	$(0.1)	$50.7

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$0.8	$49.8	$(1.2)	$49.4

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$23.6	$0.4	$(1.2)	$22.8

December 31, 2023

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$—	$19.7	$(0.7)	$19.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$29.6	$1.1	$(0.8)	$29.9

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
June 30, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$—	$38.5	$(0.3)	$38.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$11.0	$0.4	$(0.3)	$11.1

December 31, 2023

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$0.5	$12.0	$(0.9)	$11.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$15.7	$0.9	$(1.0)	$15.6

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
(d)The June 30, 2024 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $(3) million in 2024 and $(4) million in periods 2025-2027; Level 2 matures $(22) million in 2024, $24 million in periods 2025-2027 and $6 million in periods 2028-2029; Level 3 matures $116 million in 2024, $142 million in periods 2025-2027, $22 million in periods 2028-2029 and $(12) million in periods 2030-2032.  Risk management commodity contracts are substantially comprised of power contracts.
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
(g)Excludes Other Cash Deposits of $0.3 million classified as Assets Held for Sale on the balance sheets. See ”Planned Disposition of AEP OnSite Partners” section of Note 6 for additional information.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended June 30, 2024	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of March 31, 2024	$119.1	$4.0	$1.0	$(41.0)	$7.7	$5.3
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	42.5	15.7	4.1	—	7.5	8.4
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	4.5	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	0.9	—	—	—	—	—
Settlements	(64.3)	(19.7)	(5.2)	2.3	(15.2)	(13.6)
Transfers into Level 3 (d) (e)	2.5	—	—	—	—	—
Transfers out of Level 3 (e)	(0.2)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	183.2	67.8	14.6	(4.5)	49.4	38.0
Balance as of June 30, 2024	$288.2	$67.8	$14.5	$(43.2)	$49.4	$38.1

Three Months Ended June 30, 2023	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of March 31, 2023	$45.1	$5.7	$1.1	$(46.9)	$9.3	$5.8
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(86.8)	(11.9)	(3.2)	(1.4)	(42.1)	(32.8)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(15.8)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	4.7	—	—	—	—	—
Settlements	62.3	6.2	2.0	1.3	32.8	27.0
Transfers out of Level 3 (e)	(3.1)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	119.7	39.4	6.9	(7.0)	43.1	26.0
Balance as of June 30, 2023	$126.1	$39.4	$6.8	$(54.0)	$43.1	$26.0

Six Months Ended June 30, 2024	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2023	$139.4	$22.4	$2.8	$(50.6)	$18.6	$11.1
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	90.8	24.1	7.3	(0.8)	26.2	23.6
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	13.9	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	1.7	—	—	—	—	—
Settlements	(158.3)	(46.5)	(10.0)	4.9	(44.8)	(36.0)
Transfers into Level 3 (d) (e)	7.1	—	—	—	—	—
Transfers out of Level 3 (e)	1.9	—	—	—	—	0.5
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	191.7	67.8	14.4	3.3	49.4	38.9
Balance as of June 30, 2024	$288.2	$67.8	$14.5	$(43.2)	$49.4	$38.1

Six Months Ended June 30, 2023	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2022	$160.4	$69.1	$4.6	$(40.0)	$23.7	$14.2
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	(97.5)	(47.9)	(2.3)	(1.7)	(25.5)	(20.3)
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(3.0)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	(15.0)	—	—	—	—	—
Settlements	(23.0)	(21.1)	(2.2)	2.4	1.8	6.1
Transfers into Level 3 (d) (e)	(6.1)	—	—	—	—	—
Transfers out of Level 3 (e)	(1.3)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	111.6	39.3	6.7	(14.7)	43.1	26.0
Balance as of June 30, 2023	$126.1	$39.4	$6.8	$(54.0)	$43.1	$26.0
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

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

Significant Unobservable Inputs
June 30, 2024

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input	Low	High	Average (a)
		(in millions)
AEP	Energy Contracts	$152.3	$55.6	Discounted Cash Flow	Forward Market Price (b)	$3.00	$165.10	$50.27
AEP	FTRs	195.0	3.5	Discounted Cash Flow	Forward Market Price (b)	(30.88)	23.79	0.12
APCo	FTRs	67.8	—	Discounted Cash Flow	Forward Market Price (b)	(0.15)	12.13	1.36
I&M	FTRs	14.8	0.3	Discounted Cash Flow	Forward Market Price (b)	(3.97)	12.13	1.29
OPCo	Energy Contracts	—	43.2	Discounted Cash Flow	Forward Market Price (b)	13.14	81.24	45.52
PSO	FTRs	49.8	0.4	Discounted Cash Flow	Forward Market Price (b)	(30.88)	5.93	(4.07)
SWEPCo	FTRs	38.5	0.4	Discounted Cash Flow	Forward Market Price (b)	(30.88)	5.93	(4.07)

December 31, 2023

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input	Low	High	Average (a)
		(in millions)
AEP	Energy Contracts	$225.5	$144.9	Discounted Cash Flow	Forward Market Price (b)	$5.21	$153.77	$45.05
AEP	Natural Gas Contracts	—	0.5	Discounted Cash Flow	Forward Market Price (c)	3.11	3.11	3.11
AEP	FTRs	68.6	9.3	Discounted Cash Flow	Forward Market Price (b)	(25.45)	17.07	—
APCo	FTRs	23.5	1.1	Discounted Cash Flow	Forward Market Price (b)	(1.04)	6.45	1.36
I&M	FTRs	4.5	1.7	Discounted Cash Flow	Forward Market Price (b)	(1.48)	8.40	(0.85)
OPCo	Energy Contracts	—	50.6	Discounted Cash Flow	Forward Market Price (b)	22.92	67.53	42.85
PSO	FTRs	19.7	1.1	Discounted Cash Flow	Forward Market Price (b)	(25.45)	4.80	(4.33)
SWEPCo	Natural Gas Contracts	—	0.5	Discounted Cash Flow	Forward Market Price (c)	3.11	3.11	3.11
SWEPCo	FTRs	12.0	0.4	Discounted Cash Flow	Forward Market Price (b)	(25.45)	4.80	(4.33)

(a)The weighted average is the product of the forward market price of the underlying commodity and volume weighted by term.
(b)Represents market prices in dollars per MWh.
(c)Represents market prices in dollars per MMBtu.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs for the Registrants as of June 30, 2024 and December 31, 2023:

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

11.  INCOME TAXES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Effective Tax Rates (ETR)

The Registrants’ interim ETR reflect the estimated annual ETR for 2024 and 2023, adjusted for tax expense associated with certain discrete items. In the first quarter of 2024, I&M, PSO, and SWEPCo recorded tax benefits of $61 million, $49 million, and $114 million, respectively, related to the reduction of a regulatory liability associated with the IRS PLRs received, driving a reduction to the interim ETR resulting in AEP’s year to date tax rate of (11.2)% as shown below.

The ETR for each of the Registrants are included in the following tables:

	Three Months Ended June 30, 2024
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	0.9%	0.5%	2.3%	3.0%	(3.7)%	(1.2)%	(2.9)%	(0.1)%
Tax Reform Excess ADIT Reversal	(6.0)%	(1.2)%	0.2%	(2.9)%	(15.2)%	(34.9)%	(3.4)%	2.0%
Remeasurement of Excess ADIT	(1.7)%	3.9%	—%	—%	(46.2)%	—%	—%	—%
Production and Investment Tax Credits	(11.0)%	(0.2)%	—%	(0.1)%	1.8%	—%	(70.6)%	15.9%
Reversal of Origination Flow-Through	1.1%	0.1%	0.3%	(1.0)%	12.0%	2.7%	0.3%	(0.4)%
Other	(2.4)%	(1.3)%	(2.4)%	(2.1)%	(2.0)%	(4.1)%	(1.5)%	0.5%
Effective Income Tax Rate	1.9%	22.8%	21.4%	17.9%	(32.3)%	(16.5)%	(57.1)%	38.9%

	Three Months Ended June 30, 2023
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	2.1%	0.6%	2.6%	3.2%	0.7%	0.8%	2.0%	(1.6)%
Tax Reform Excess ADIT Reversal	(6.2)%	(1.3)%	0.1%	(4.5)%	(6.1)%	(8.5)%	(17.2)%	(4.2)%
Production and Investment Tax Credits	(9.9)%	(0.2)%	—%	(0.1)%	0.1%	—%	(55.1)%	(29.2)%
Reversal of Origination Flow-Through	(1.0)%	0.1%	0.2%	(5.1)%	(4.4)%	1.2%	0.3%	(0.8)%
Other	(0.8)%	(0.6)%	(2.1)%	(1.9)%	—%	(0.6)%	(1.4)%	0.7%
Effective Income Tax Rate	5.2%	19.6%	21.8%	12.6%	11.3%	13.9%	(50.4)%	(14.1)%

	Six Months Ended June 30, 2024
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	1.8%	0.4%	2.5%	2.6%	2.3%	0.6%	—%	(2.4)%
Tax Reform Excess ADIT Reversal	(6.0)%	(1.2)%	0.2%	(10.0)%	(3.4)%	(10.6)%	(2.8)%	(1.5)%
Remeasurement of Excess ADIT	(19.0)%	2.4%	—%	—%	(55.8)%	—%	(116.8)%	303.0%
Production and Investment Tax Credits	(7.0)%	(0.2)%	—%	(0.1)%	(0.5)%	—%	(61.3)%	69.3%
Other	(2.0)%	(1.1)%	(1.8)%	(1.4)%	(0.7)%	(0.4)%	(0.4)%	(1.2)%
Effective Income Tax Rate	(11.2)%	21.3%	21.9%	12.1%	(37.1)%	10.6%	(160.3)%	388.2%

	Six Months Ended June 30, 2023
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	2.0%	0.5%	2.6%	2.6%	2.4%	0.9%	2.0%	(1.2)%
Tax Reform Excess ADIT Reversal	(6.2)%	(1.4)%	0.2%	(4.5)%	(7.2)%	(7.6)%	(17.1)%	(4.0)%
Production and Investment Tax Credits	(9.8)%	(0.2)%	—%	(0.1)%	(0.6)%	—%	(55.2)%	(28.2)%
Other	(2.9)%	(0.7)%	(1.6)%	0.6%	(2.1)%	0.1%	(1.0)%	(0.5)%
Effective Income Tax Rate	4.1%	19.2%	22.2%	19.6%	13.5%	14.4%	(50.3)%	(12.9)%

Federal and State Income Tax Audit Status

The statute of limitations (SOL) for the IRS to examine AEP and subsidiaries originally filed federal return has expired for tax years 2016 and earlier. In July 2024, AEP received notification that the Joint Committee on Taxation’s review of AEP’s refund claim and associated IRS audit was final, resulting in no change and a refund of approximately $50 million. The refund is expected to be received in the second half of 2024. Following the completion of this audit, IRS exam is closed through AEP's 2020 filed tax return. There are currently no other tax years under IRS audit.

AEP and subsidiaries file income tax returns in various state and local jurisdictions. These taxing authorities routinely examine the tax returns, and AEP and subsidiaries are currently under examination in several state and local jurisdictions. Generally, the SOL have expired for tax years prior to 2017. In addition, management is monitoring and continues to evaluate the potential impact of federal legislation and corresponding state conformity.

Federal Legislation

In August 2022, President Biden signed H.R. 5376 into law, commonly known as the Inflation Reduction Act of 2022, or IRA. Most notably this budget reconciliation legislation created a 15% minimum tax on adjusted financial statement income (CAMT), extended and increased the value of PTCs and ITCs, added a nuclear and clean hydrogen PTC, an energy storage ITC and allowed the sale or transfer of tax credits to third-parties for cash. As further significant guidance from Treasury and the IRS is expected on the tax provisions in the IRA, AEP will continue to monitor any issued guidance and evaluate the impact on future net income, cash flows and financial condition.

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

In April 2024, the IRS issued final regulations related to the transfer of tax credits. In 2023, AEP, on behalf of PSO, SWEPCo and AEP Energy Supply, LLC, entered into transferability agreements with nonaffiliated parties to sell 2023 generated PTCs resulting in cash proceeds of approximately $174 million with $102 million received in 2023, $62 million received in the first quarter of 2024 and the remaining $10 million was received in the second quarter of 2024. In July 2024, AEP, on behalf of PSO and SWEPCo, entered into another transferability agreement with a nonaffiliated party to sell 2024 generated PTCs which will result in approximately $100 million of cash proceeds, of which approximately $90 million is expected by the end of 2024 and the remainder in 2025. AEP expects to continue to explore the ability to efficiently monetize its tax credits through third-party transferability agreements.

I&M’s Cook Plant qualifies for the transferable Nuclear PTC, which is available for tax years beginning in 2024 through 2032. The Nuclear PTC is calculated based on electricity generated and sold to third-parties and is subject to a “reduction amount” as the facility’s gross receipts increase above a certain threshold. Due to lack of guidance and uncertainty surrounding the computation of gross receipts, AEP and I&M are unable to estimate the amount of the Nuclear PTCs earned as of June 30, 2024 and have not included any Nuclear PTCs in the annualized effective tax rate for the second quarter of 2024.

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

At-the-Market (ATM) Program

In 2023, AEP filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which AEP may sell, from time to time, up to an aggregate of $1.7 billion of its common stock through an ATM offering program, including an equity forward sales component. The compensation paid to the selling agents by AEP may be up to 2% of the gross offering proceeds of the shares. For the six months ended June 30, 2024, AEP issued 4,437,136 shares of common stock and received net cash proceeds of $397 million under the ATM program.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding, net of issuance costs and premiums or discounts:

Type of Debt	June 30, 2024	December 31, 2023
	(in millions)
Senior Unsecured Notes	$35,817.6	$33,779.4
Pollution Control Bonds	1,771.8	1,771.6
Notes Payable	671.3	193.3
Securitization Bonds	311.5	368.9
Spent Nuclear Fuel Obligation (a)	308.5	300.4
Junior Subordinated Notes	2,576.7	2,388.1
Other Long-term Debt	604.9	1,341.5
Total Long-term Debt Outstanding	42,062.3	40,143.2
Long-term Debt Due Within One Year	2,071.9	2,490.5
Long-term Debt	$39,990.4	$37,652.7

(a)Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for SNF disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. Trust fund assets related to this obligation were $361 million and $348 million as of June 30, 2024 and December 31, 2023, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first six months of 2024 are shown in the following tables:

		Principal	Interest
Company	Type of Debt	Amount (a)	Rate	Due Date
Issuances:		(in millions)	(%)
AEP	Junior Subordinated Notes	$600.0	6.95	2054
AEP	Junior Subordinated Notes	400.0	7.05	2054
AEPTCo	Senior Unsecured Notes	450.0	5.15	2034
AEP Texas	Senior Unsecured Notes	500.0	5.45	2029
AEP Texas	Senior Unsecured Notes	350.0	5.70	2034
APCo	Pollution Control Bonds	86.0	3.38	2028
APCo	Senior Unsecured Notes	400.0	5.65	2034
I&M	Notes Payable	80.4	6.41	2028
OPCo	Senior Unsecured Notes	350.0	5.65	2034

Non-Registrant:
Transource Energy	Other Long-term Debt	32.0	Variable	2025
WPCo	Notes Payable	450.0	6.89	2034
Total Issuances		$3,698.4

(a)Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

		Principal	Interest
Company	Type of Debt	Amount Paid	Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP	Junior Subordinated Notes	$805.0	2.03	2024
AEP Texas	Other Long-Term Debt	200.0	Variable	2025
AEP Texas	Securitization Bonds	32.6	2.85	2024
AEP Texas	Securitization Bonds	11.9	2.06	2025
APCo	Other Long-Term Debt	300.0	Variable	2024
APCo	Other Long-Term Debt	0.1	13.72	2026
APCo	Pollution Control Bonds	86.0	2.55	2024
APCo	Securitization Bonds	13.4	3.77	2028
I&M	Notes Payable	1.7	Variable	2024
I&M	Notes Payable	6.1	0.93	2025
I&M	Notes Payable	1.9	Variable	2025
I&M	Notes Payable	10.1	3.44	2026
I&M	Notes Payable	10.6	5.93	2027
I&M	Notes Payable	13.8	6.01	2028
I&M	Notes Payable	3.1	6.41	2028
I&M	Other Long-Term Debt	1.3	6.00	2025
PSO	Other Long-Term Debt	0.3	3.00	2027

Non-Registrant:
AEGCo	Notes Payable	5.0	2.43	2028
Transource Energy	Senior Unsecured Notes	1.2	2.75	2050
WPCo	Notes Payable	265.0	Variable	2024
Total Retirements and Principal Payments		$1,769.1

Long-term Debt Subsequent Events

In July 2024, I&M retired $9 million of Notes Payable related to DCC Fuel.

In July 2024, Transource Energy issued $2 million of variable rate Other Long-term Debt due in 2025.

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 0.3% of consolidated tangible net assets as of June 30, 2024. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

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

Corporate Borrowing Program (Applies to all Registrant Subsidiaries)

AEP subsidiaries use a corporate borrowing program to meet their short-term borrowing needs. The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP. The AEP Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC. The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of June 30, 2024 and December 31, 2023 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets. The Utility Money Pool participants’ money pool activity and corresponding authorized borrowing limits for the six months ended June 30, 2024 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	June 30, 2024	Limit
	(in millions)
AEP Texas	$374.6	$274.3	$237.0	$258.3	$251.2	$600.0
AEPTCo	313.3	332.0	102.2	161.2	258.9	820.0	(a)
APCo	399.5	56.4	135.8	22.9	42.5	750.0
I&M	126.9	4.5	62.2	4.5	(52.6)	500.0
OPCo	310.0	159.9	181.9	105.3	49.9	600.0
PSO	302.2	—	186.5	—	(261.8)	750.0
SWEPCo	362.2	—	225.6	—	(285.4)	750.0

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of June 30, 2024 and December 31, 2023 are included in Advances to Affiliates on the subsidiaries’ balance sheets. The Nonutility Money Pool participants’ activity for the six months ended June 30, 2024 is described in the following table:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	June 30, 2024
	(in millions)
AEP Texas	$7.1	$7.0	$7.0
SWEPCo	2.8	2.4	2.8

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of borrowings from AEP as of June 30, 2024 and December 31, 2023 are included in Advances from Affiliates on AEPTCo’s balance sheets. AEPTCo’s direct financing activities with AEP and corresponding authorized borrowing limit for the six months ended June 30, 2024 are described in the following table:

Maximum	Maximum	Average	Average	Borrowings from	Loans to	Authorized
Borrowings	Loans	Borrowings	Loans	AEP as of	AEP as of	Short-term
from AEP	to AEP	from AEP	to AEP	June 30, 2024	June 30, 2024	Borrowing Limit
(in millions)
$51.2	$148.5	$5.0	$72.1	$30.2	$—	$50.0	(a)

(a)    Amount represents the authorized short-term borrowing limit from FERC or state regulatory agencies not otherwise included in the utility money pool above.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Six Months Ended June 30,
	2024	2023
Maximum Interest Rate	5.79%	5.69%
Minimum Interest Rate	5.14%	4.66%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized in the following table:

	Average Interest Rate for Funds		Average Interest Rate for Funds
	Borrowed from the Utility Money Pool		Loaned to the Utility Money Pool
	for Six Months Ended June 30,		for Six Months Ended June 30,
Company	2024	2023	2024	2023
AEP Texas	5.70%	5.35%	5.49%	—%
AEPTCo	5.71%	5.16%	5.62%	5.46%
APCo	5.73%	5.36%	5.64%	5.35%
I&M	5.67%	5.13%	5.68%	5.42%
OPCo	5.70%	5.30%	5.52%	5.60%
PSO	5.64%	5.47%	—%	5.11%
SWEPCo	5.64%	5.22%	—%	—%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	5.79%	5.56%	5.69%	5.69%	4.66%	5.35%
SWEPCo	5.79%	5.56%	5.68%	5.69%	4.66%	5.35%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Six Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
June 30,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2024	5.79%	5.55%	5.79%	5.55%	5.68%	5.68%
2023	5.69%	4.53%	5.69%	4.53%	5.27%	5.35%

Short-term Debt (Applies to AEP and SWEPCo)

Outstanding short-term debt was as follows:

		June 30, 2024		December 31, 2023
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(dollars in millions)
AEP	Securitized Debt for Receivables (b)	$900.0	5.51%	$888.0	5.65%
AEP	Commercial Paper	776.0	5.55%	1,937.9	5.69%
SWEPCo	Notes Payable	5.7	7.68%	4.3	7.71%
	Total Short-term Debt	$1,681.7		$2,830.2

(a)Weighted-average rate as of June 30, 2024 and December 31, 2023, respectively.
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

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2025. As of June 30, 2024, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Accounts receivable information for AEP Credit was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	5.51%	5.25%	5.56%	5.06%
Net Uncollectible Accounts Receivable Written-Off	$5.8	$7.3	$13.9	$14.1

	June 30, 2024	December 31, 2023
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,231.9	$1,207.4
Short-term – Securitized Debt of Receivables	900.0	888.0
Delinquent Securitized Accounts Receivable	56.5	52.2
Bad Debt Reserves Related to Securitization	44.7	42.0
Unbilled Receivables Related to Securitization	392.6	409.8

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	June 30, 2024	December 31, 2023
	(in millions)
APCo	$183.9	$184.6
I&M	183.2	156.4
OPCo	517.1	541.7
PSO	144.1	134.6
SWEPCo	182.6	168.3

The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2024	2023	2024	2023
	(in millions)
APCo	$3.9	$4.3	$8.1	$9.2
I&M	3.8	3.9	7.9	7.8
OPCo	7.4	7.6	14.8	14.9
PSO	3.4	3.5	6.8	6.7
SWEPCo	4.3	4.4	9.1	8.7

The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended June 30,		Six Months Ended June 30,
Company	2024	2023	2024	2023
	(in millions)
APCo	$447.3	$414.9	$983.3	$921.1
I&M	502.1	497.2	1,031.8	1,022.6
OPCo	771.5	783.9	1,617.2	1,668.3
PSO	425.0	460.2	786.6	876.5
SWEPCo	471.9	460.5	897.3	898.1

13.  VOLUNTARY SEVERANCE PROGRAM

In April 2024, management announced a voluntary severance program designed to achieve a reduction in the size of AEP’s workforce and help offset increasing operating expenses due to inflation and high interest costs in order to keep electricity costs affordable for customers. Approximately 7,400 of AEP’s 16,800 employees were eligible to participate in the program. Approximately 1,000 employees have chosen to take the voluntary severance package and substantially all will terminate employment in July 2024. The severance program provides two weeks of base pay for every year of service with a minimum of four weeks and a maximum of 52 weeks of base pay.

AEP recorded a charge to expense in the second quarter of 2024 related to this voluntary severance program:

	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Severance Expense Incurred	$122.0	$19.8	$10.7	$26.5	$14.8	$14.8	$10.1	$16.9

These expenses are primarily included in Other Operation and Maintenance on the statements of income and Other Current Liabilities on the balance sheets. Severance payments to participants through June 30, 2024 were immaterial. The Registrants expect to pay substantially all of the severance benefits in the third quarter of 2024. The voluntary severance program did not trigger any material curtailment or settlement accounting considerations under the accounting guidance for “Compensation - Retirement Benefits”.

14. VARIABLE INTEREST ENTITIES

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

June 30, 2024

	Consolidated VIEs
	SWEPCo Sabine	I&M DCC Fuel	AEP Texas Transition Funding		AEP Texas Restoration Funding		APCo Appalachian Consumer Rate Relief Funding		AEP Credit	Protected Cell of EIS	Transource Energy
	(in millions)
ASSETS
Current Assets	$4.1	$100.3	$25.2		$22.0		$13.9		$1,233.0	$207.5	$46.4
Net Property, Plant and Equipment	—	188.4	—		—		—		—	—	561.4
Other Noncurrent Assets	130.2	96.3	39.1	(a)	133.8	(b)	124.0	(c)	10.3	—	7.7
Total Assets	$134.3	$385.0	$64.3		$155.8		$137.9		$1,243.3	$207.5	$615.5

LIABILITIES AND EQUITY
Current Liabilities	$21.6	$100.1	$43.1		$30.5		$30.2		$1,178.8	$43.3	$44.6
Noncurrent Liabilities	112.4	284.9	16.6		124.0		105.8		1.0	91.9	273.1
Equity	0.3	—	4.6		1.3		1.9		63.5	72.3	297.8
Total Liabilities and Equity	$134.3	$385.0	$64.3		$155.8		$137.9		$1,243.3	$207.5	$615.5

(a)Includes an intercompany item eliminated in consolidation of $4 million.
(b)Includes an intercompany item eliminated in consolidation of $6 million.
(c)Includes an intercompany item eliminated in consolidation of $1 million.

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

15. PROPERTY, PLANT AND EQUIPMENT

The disclosures in this note apply to all Registrants except AEPTCo.

Asset Retirement Obligations

The Registrants record ARO in accordance with the accounting guidance for “Asset Retirement and Environmental Obligations” for legal obligations for asbestos removal and for the retirement of certain ash disposal facilities, wind farms, solar farms and certain coal mining facilities. The table below summarizes significant changes to the Registrants ARO recorded in 2024 and should be read in conjunction with the Property, Plant and Equipment note within the 2023 Annual Report.

In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land. In the second quarter of 2024, AEP evaluated the applicability of the rule to current and former plant sites and incurred ARO liabilities of $602 million and revised cash flow estimates by an additional $72 million based on initial cost estimates. See the “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.

The following is a reconciliation of the aggregate carrying amounts of ARO by registrant:

Company	ARO as of December 31, 2023	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates (a)	ARO as of June 30, 2024
	(in millions)
AEP(b)(c)(d)(e)(f)(g)	$3,031.2	$59.8	$606.0	$(56.2)	$72.5	$3,713.3
AEP Texas (b)(e)	4.5	0.1	—	(0.8)	—	3.8
APCo (b)(e)	464.0	9.4	247.1	(11.5)	69.8	778.8
I&M (b)(c)(e)	2,106.0	38.7	85.7	(1.6)	—	2,228.8
OPCo (b)(e)	2.1	0.1	52.9	(0.1)	—	55.0
PSO (b)(e)(g)	84.2	2.5	33.7	(0.7)	—	119.7
SWEPCo (b)(d)(e)(g)	281.6	7.0	23.8	(37.0)	(3.1)	272.3

(a)Unless discussed above, primarily related to ash ponds, landfills and mine reclamation, generally due to changes in estimated closure area, volumes and/or unit costs.
(b)Includes ARO related to ash disposal facilities.
(c)Includes ARO related to nuclear decommissioning costs for the Cook Plant of $2.1 billion and $2.1 billion as of June 30, 2024 and December 31, 2023, respectively.
(d)Includes ARO related to Sabine and DHLC.
(e)Includes ARO related to asbestos removal.
(f)Includes ARO related to solar farms.
(g)Includes ARO related to wind farms.

16. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers

The tables below represent AEP’s reportable segment and Registrant Subsidiary revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended June 30, 2024
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$949.0	$650.2	$—	$—	$—	$—	$1,599.2
Commercial Revenues	649.8	391.1	—	—	—	—	1,040.9
Industrial Revenues (a)	652.8	123.0	—	—	—	(0.1)	775.7
Other Retail Revenues	55.8	13.7	—	—	—	—	69.5
Total Retail Revenues	2,307.4	1,178.0	—	—	—	(0.1)	3,485.3

Wholesale and Competitive Retail Revenues:
Generation Revenues	149.0	—	—	23.7	—	(0.1)	172.6
Transmission Revenues (b)	123.0	208.3	496.6	—	—	(397.0)	430.9
Renewable Generation Revenues (a)	—	—	—	8.2	—	(1.4)	6.8
Retail, Trading and Marketing Revenues (c)	—	—	—	485.5	0.3	(23.7)	462.1
Total Wholesale and Competitive Retail Revenues	272.0	208.3	496.6	517.4	0.3	(422.2)	1,072.4

Other Revenues from Contracts with Customers (d)	47.4	38.9	6.2	1.0	55.2	(48.8)	99.9

Total Revenues from Contracts with Customers	2,626.8	1,425.2	502.8	518.4	55.5	(471.1)	4,657.6

Other Revenues:
Alternative Revenue Programs (a) (e)	(12.1)	6.7	(12.9)	—	—	(17.3)	(35.6)
Other Revenues (a) (f)	4.3	4.0	—	(50.9)	2.2	(2.4)	(42.8)
Total Other Revenues	(7.8)	10.7	(12.9)	(50.9)	2.2	(19.7)	(78.4)

Total Revenues	$2,619.0	$1,435.9	$489.9	$467.5	$57.7	$(490.8)	$4,579.2

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $393 million. The affiliated revenue for Vertically Integrated Utilities was $41 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $24 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Corporate and Other was $30 million. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(f)Generation & Marketing includes economic hedge activity.

	Three Months Ended June 30, 2023
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$962.0	$574.1	$—	$—	$—	$—	$1,536.1
Commercial Revenues	642.7	358.3	—	—	—	—	1,001.0
Industrial Revenues	698.9	152.1	—	—	—	(0.1)	850.9
Other Retail Revenues	58.9	12.3	—	—	—	—	71.2
Total Retail Revenues	2,362.5	1,096.8	—	—	—	(0.1)	3,459.2

Wholesale and Competitive Retail Revenues:
Generation Revenues	141.4	—	—	19.6	—	0.1	161.1
Transmission Revenues (a)	113.5	184.1	455.8	—	—	(402.8)	350.6
Renewable Generation Revenues (b)	—	—	—	33.1	—	(3.1)	30.0
Retail, Trading and Marketing Revenues (b)	—	—	—	407.7	1.2	(10.1)	398.8
Total Wholesale and Competitive Retail Revenues	254.9	184.1	455.8	460.4	1.2	(415.9)	940.5

Other Revenues from Contracts with Customers (c)	61.9	56.1	4.3	6.2	28.6	(39.9)	117.2

Total Revenues from Contracts with Customers	2,679.3	1,337.0	460.1	466.6	29.8	(455.9)	4,516.9

Other Revenues:
Alternative Revenue Programs (b) (d)	(4.9)	(2.9)	(1.5)	—	—	(6.3)	(15.6)
Other Revenues (b) (e)	0.1	6.1	—	(135.2)	2.2	(2.0)	(128.8)
Total Other Revenues	(4.8)	3.2	(1.5)	(135.2)	2.2	(8.3)	(144.4)

Total Revenues	$2,674.5	$1,340.2	$458.6	$331.4	$32.0	$(464.2)	$4,372.5

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $360 million. The remaining affiliated amounts were immaterial.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Corporate and Other was $26 million. The remaining affiliated amounts were immaterial.
(d)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(e)Generation & Marketing includes economic hedge activity.

	Three Months Ended June 30, 2024
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$184.9	$—	$364.8	$190.5	$465.3	$187.8	$120.7
Commercial Revenues	115.0	—	187.1	150.8	276.1	130.1	100.7
Industrial Revenues (a)	34.0	—	205.9	153.1	89.0	91.1	72.3
Other Retail Revenues	9.3	—	28.1	1.3	4.5	25.9	1.7
Total Retail Revenues	343.2	—	785.9	495.7	834.9	434.9	295.4

Wholesale Revenues:
Generation Revenues (b)	—	—	72.1	54.8	—	2.7	50.1
Transmission Revenues (c)	184.8	483.2	45.6	10.0	23.6	10.2	46.7
Total Wholesale Revenues	184.8	483.2	117.7	64.8	23.6	12.9	96.8

Other Revenues from Contracts with Customers (d)	10.4	6.2	13.1	29.4	28.5	12.4	7.6

Total Revenues from Contracts with Customers	538.4	489.4	916.7	589.9	887.0	460.2	399.8

Other Revenues:
Alternative Revenue Programs (a) (e)	1.2	(14.2)	(6.5)	—	5.3	(1.4)	(4.0)
Other Revenues (a)	—	—	—	4.4	4.0	—	—
Total Other Revenues	1.2	(14.2)	(6.5)	4.4	9.3	(1.4)	(4.0)

Total Revenues	$539.6	$475.2	$910.2	$594.3	$896.3	$458.8	$395.8

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $36 million primarily related to the PPA with KGPCo.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $389 million, APCo was $22 million and SWEPCo was $15 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $23 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.

	Three Months Ended June 30, 2023
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$144.9	$—	$324.8	$185.2	$429.3	$186.5	$185.1
Commercial Revenues	100.6	—	163.6	141.4	257.8	131.7	153.8
Industrial Revenues	35.2	—	192.5	155.9	116.8	107.8	110.6
Other Retail Revenues	8.7	—	25.2	1.2	3.6	28.3	2.6
Total Retail Revenues	289.4	—	706.1	483.7	807.5	454.3	452.1

Wholesale Revenues:
Generation Revenues (a)	—	—	64.2	63.5	—	4.3	43.9
Transmission Revenues (b)	163.1	444.7	43.9	9.6	21.0	9.9	38.3
Total Wholesale Revenues	163.1	444.7	108.1	73.1	21.0	14.2	82.2

Other Revenues from Contracts with Customers (c)	10.7	4.1	11.8	45.0	45.5	7.2	7.0

Total Revenues from Contracts with Customers	463.2	448.8	826.0	601.8	874.0	475.7	541.3

Other Revenues:
Alternative Revenue Programs (d) (e)	(2.0)	(3.9)	0.5	(2.6)	(0.9)	(1.0)	(3.5)
Other Revenues (e)	—	—	—	—	6.0	—	—
Total Other Revenues	(2.0)	(3.9)	0.5	(2.6)	5.1	(1.0)	(3.5)

Total Revenues	$461.2	$444.9	$826.5	$599.2	$879.1	$474.7	$537.8

(a)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $38 million primarily related to the PPA with KGPCo.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $357 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $17 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(d)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(e)Amounts include affiliated and nonaffiliated revenues.

	Six Months Ended June 30, 2024
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$2,161.3	$1,354.0	$—	$—	$—	$—	$3,515.3
Commercial Revenues	1,294.9	788.1	—	—	—	—	2,083.0
Industrial Revenues (a)	1,299.9	259.1	—	—	—	(0.3)	1,558.7
Other Retail Revenues	111.1	27.6	—	—	—	—	138.7
Total Retail Revenues	4,867.2	2,428.8	—	—	—	(0.3)	7,295.7

Wholesale and Competitive Retail Revenues:
Generation Revenues	384.9	—	—	51.1	—	—	436.0
Transmission Revenues (b)	241.9	388.1	985.3	—	—	(815.6)	799.7
Renewable Generation Revenues (a)	—	—	—	14.5	—	(2.8)	11.7
Retail, Trading and Marketing Revenues (c)	—	—	—	1,056.9	0.8	(69.9)	987.8
Total Wholesale and Competitive Retail Revenues	626.8	388.1	985.3	1,122.5	0.8	(888.3)	2,235.2

Other Revenues from Contracts with Customers (d)	107.1	89.9	14.3	2.3	115.6	(117.5)	211.7

Total Revenues from Contracts with Customers	5,601.1	2,906.8	999.6	1,124.8	116.4	(1,006.1)	9,742.6

Other Revenues:
Alternative Revenue Programs (a) (e)	(12.8)	7.4	(12.4)	—	—	(16.3)	(34.1)
Other Revenues (a) (f)	(21.4)	11.9	—	(93.8)	(5.9)	5.6	(103.6)
Total Other Revenues	(34.2)	19.3	(12.4)	(93.8)	(5.9)	(10.7)	(137.7)

Total Revenues	$5,566.9	$2,926.1	$987.2	$1,031.0	$110.5	$(1,016.8)	$9,604.9

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $780 million. The affiliated revenue for Vertically Integrated Utilities was $83 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $70 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Corporate and Other was $79 million. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(f)Generation & Marketing includes economic hedge activity.

	Six Months Ended June 30, 2023
	Vertically Integrated Utilities	Transmission and Distribution Utilities	AEP Transmission Holdco	Generation & Marketing	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$2,132.4	$1,230.9	$—	$—	$—	$—	$3,363.3
Commercial Revenues	1,276.1	734.2	—	—	—	—	2,010.3
Industrial Revenues (a)	1,369.2	365.0	—	—	—	(0.3)	1,733.9
Other Retail Revenues	115.7	24.4	—	—	—	—	140.1
Total Retail Revenues	4,893.4	2,354.5	—	—	—	(0.3)	7,247.6

Wholesale and Competitive Retail Revenues:
Generation Revenues	324.2	—	—	52.0	—	0.1	376.3
Transmission Revenues (b)	228.2	348.3	905.9	—	—	(804.6)	677.8
Renewable Generation Revenues (a)	—	—	—	54.4	—	(3.2)	51.2
Retail, Trading and Marketing Revenues (c)	—	—	—	821.4	0.9	(10.0)	812.3
Total Wholesale and Competitive Retail Revenues	552.4	348.3	905.9	927.8	0.9	(817.7)	1,917.6

Other Revenues from Contracts with Customers (d)	94.5	98.9	7.9	6.8	58.0	(83.6)	182.5

Total Revenues from Contracts with Customers	5,540.3	2,801.7	913.8	934.6	58.9	(901.6)	9,347.7

Other Revenues:
Alternative Revenue Programs (a) (e)	(8.0)	(14.5)	0.3	—	—	(3.4)	(25.6)
Other Revenues (a) (f)	—	17.2	—	(276.2)	3.2	(2.9)	(258.7)
Total Other Revenues	(8.0)	2.7	0.3	(276.2)	3.2	(6.3)	(284.3)

Total Revenues	$5,532.3	$2,804.4	$914.1	$658.4	$62.1	$(907.9)	$9,063.4

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $712 million. The affiliated revenue for Vertically Integrated Utilities was $80 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $10 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Corporate and Other was $55 million. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(f)Generation & Marketing includes economic hedge activity.

	Six Months Ended June 30, 2024
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$332.2	$—	$891.1	$415.3	$1,021.8	$346.0	$303.1
Commercial Revenues	225.9	—	375.4	295.6	562.2	233.1	240.7
Industrial Revenues (a)	69.6	—	402.3	301.0	189.5	171.4	167.3
Other Retail Revenues	19.0	—	56.2	2.6	8.7	47.4	4.3
Total Retail Revenues	646.7	—	1,725.0	1,014.5	1,782.2	797.9	715.4

Wholesale Revenues:
Generation Revenues (b)	—	—	157.2	192.1	—	4.9	97.2
Transmission Revenues (c)	340.7	958.6	92.7	20.1	47.4	21.0	86.3
Total Wholesale Revenues	340.7	958.6	249.9	212.2	47.4	25.9	183.5

Other Revenues from Contracts with Customers (d)	19.2	14.3	34.8	57.0	70.7	24.4	17.2

Total Revenues from Contracts with Customers	1,006.6	972.9	2,009.7	1,283.7	1,900.3	848.2	916.1

Other Revenues:
Alternative Revenue Program (a) (e)	(0.6)	(14.9)	(6.6)	(0.5)	7.9	(1.6)	(4.1)
Other Revenues (a)	—	—	0.1	(21.5)	11.9	—	—
Total Other Revenues	(0.6)	(14.9)	(6.5)	(22.0)	19.8	(1.6)	(4.1)

Total Revenues	$1,006.0	$958.0	$2,003.2	$1,261.7	$1,920.1	$846.6	$912.0

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $77 million primarily related to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $773 million, APCo was $43 million and SWEPCo was $28 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $41 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.

	Six Months Ended June 30, 2023
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$275.6	$—	$795.3	$424.8	$955.3	$357.4	$361.0
Commercial Revenues	197.9	—	334.9	280.3	536.3	240.8	297.3
Industrial Revenues (a)	74.5	—	378.3	308.5	290.4	206.1	214.8
Other Retail Revenues	17.0	—	51.4	2.5	7.4	52.5	5.2
Total Retail Revenues	565.0	—	1,559.9	1,016.1	1,789.4	856.8	878.3

Wholesale Revenues:
Generation Revenues (b)	—	—	144.4	167.5	—	5.2	83.5
Transmission Revenues (c)	309.4	883.4	85.3	17.7	38.9	21.2	81.2
Total Wholesale Revenues	309.4	883.4	229.7	185.2	38.9	26.4	164.7

Other Revenues from Contracts with Customers (d)	20.4	7.8	24.8	66.4	78.7	9.5	14.9

Total Revenues from Contracts with Customers	894.8	891.2	1,814.4	1,267.7	1,907.0	892.7	1,057.9

Other Revenues:
Alternative Revenue Program (a) (e)	(4.1)	(4.7)	(0.2)	(5.5)	(10.4)	(1.0)	(4.2)
Other Revenues (a)	—	—	—	—	17.1	—	—
Total Other Revenues	(4.1)	(4.7)	(0.2)	(5.5)	6.7	(1.0)	(4.2)

Total Revenues	$890.7	$886.5	$1,814.2	$1,262.2	$1,913.7	$891.7	$1,053.7

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $85 million primarily related to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $706 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $35 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.

Fixed Performance Obligations (Applies to AEP, APCo and I&M)

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of June 30, 2024. Fixed performance obligations primarily include electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrants elected to apply the exemption to not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. Due to the annual establishment of revenue requirements, transmission revenues are excluded from the table below. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2024	2025-2026	2027-2028	After 2028	Total
	(in millions)
AEP	$46.2	$168.3	$84.8	$24.7	$324.0
APCo	8.0	32.1	25.4	11.6	77.1
I&M	2.2	8.8	8.8	4.5	24.3

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have material contract assets as of June 30, 2024 and December 31, 2023.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheets in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have material contract liabilities as of June 30, 2024 and December 31, 2023.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrant Subsidiaries’ balance sheets within the Accounts Receivable - Customers line item. The Registrant Subsidiaries’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of June 30, 2024 and December 31, 2023. See “Securitized Accounts Receivable - AEP Credit” section of Note 12 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
June 30, 2024	$0.2	$131.9	$74.2	$46.3	$65.2	$29.0	$44.0
December 31, 2023	—	123.2	71.7	44.0	70.1	12.4	27.4

CONTROLS AND PROCEDURES

During the second quarter of 2024, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2024, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2024 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of risk factors. As of June 30, 2024, the risk factors appearing in AEP’s 2023 Annual Report are supplemented and updated as follows:

The occurrence of one or more wildfires could cause tremendous loss, impact the market value and credit ratings of our securities and have a material adverse effect on our financial condition. (Applies to all Registrants)

More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. AEP’s infrastructure is aging and poses risks to safety and system reliability and wildfire mitigation initiatives may not be successful or effective in preventing or reducing wildfire-related events. Wildfires can occur even when effective mitigation procedures are followed. Despite AEP’s wildfire mitigation initiatives, a wildfire could be ignited, spread and cause damages, which would subject AEP to significant liability. Other potential risks associated with wildfires include the inability to secure sufficient insurance coverage, uninsured losses or losses in excess of current insurance coverage, increased costs of insurance, regulatory recovery risk, litigation risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.  Exhibits

The documents designated with an (*) below have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof.

Exhibit	Description	Previously Filed as Exhibit to:

AEP‡ File No. 1-3525

4(a)	Supplemental Indenture No. 6 between AEP and The Bank of New York Mellon Trust Company, N.A. as Trustee establishing terms of the $400,000,000 of 7.050% Fixed-to-Fixed Reset Rate Junior Subordinated Debentures, Series A, due 2054 and $600,000,000 of 6.950% Fixed-to-Fixed Reset Rate Junior Subordinated Debentures, Series B, due 2054.	Form 8-K dated June 20, 2024, Exhibit 4(a)
AEP TEXAS‡ File No. 333-221643

4(b)	Company Order and Officers’ Certificate between AEP Texas Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 22, 2024 establishing terms of the 5.45% Senior Notes, Series N, due 2029 and the 5.70% Senior Notes, Series O, due 2034.	Form 8-K dated May 22, 2024, Exhibit 4(a)
OPCo‡ File No. 1-6543

4(c)	Company Order and Officers’ Certificate between OPCo and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 6, 2024 establishing terms of the 5.65% Senior Notes, Series T, due 2034.	Form 8-K dated May 6, 2024, Exhibit 4(a)
The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
10(a)	AEP Executive Severance Plan A/R effective July 15, 2024	X
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

AMERICAN ELECTRIC POWER COMPANY, INC.

By: /s/ Kate Sturgess
Kate Sturgess
Controller and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)

AEP TEXAS INC.
AEP TRANSMISSION COMPANY, LLC
APPALACHIAN POWER COMPANY
INDIANA MICHIGAN POWER COMPANY
OHIO POWER COMPANY
PUBLIC SERVICE COMPANY OF OKLAHOMA
SOUTHWESTERN ELECTRIC POWER COMPANY

By: /s/ Kate Sturgess
Kate Sturgess
Controller and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)

Date:  July 30, 2024