Form 10-K
period 2024-12-31
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2025-02-13
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to_________

Commission	Registrants;						I.R.S. Employer
File Number	Address and Telephone Number					States of Incorporation	Identification Nos.

1-3525	AMERICAN ELECTRIC POWER CO INC.					New York	13-4922640
333-221643	AEP TEXAS INC.					Delaware	51-0007707
333-217143	AEP TRANSMISSION COMPANY, LLC					Delaware	46-1125168
1-3457	APPALACHIAN POWER COMPANY					Virginia	54-0124790
1-3570	INDIANA MICHIGAN POWER COMPANY					Indiana	35-0410455
1-6543	OHIO POWER COMPANY					Ohio	31-4271000
0-343	PUBLIC SERVICE COMPANY OF OKLAHOMA					Oklahoma	73-0410895
1-3146	SOUTHWESTERN ELECTRIC POWER COMPANY					Delaware	72-0323455
	1 Riverside Plaza,		Columbus,	Ohio	43215-2373
	Telephone	(614)	716-1000

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
American Electric Power Company Inc.	Common Stock, $6.50 par value	AEP	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the AEP Texas Inc., AEP Transmission Company, LLC and Public Service Company of Oklahoma, are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if American Electric Power Company, Inc., Appalachian Power Company, Indiana Michigan Power Company, Ohio Power Company and Southwestern Electric Power Company are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	☐	No	☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

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

	Aggregate Market Value of Voting and Non-Voting Common Equity Held by Nonaffiliates of the Registrants as of June 30, 2024 the Last Trading Date of the Registrants' Most Recently Completed Second Fiscal Quarter	Number of Shares of Common Stock Outstanding of the Registrants as of December 31, 2024
American Electric Power Company, Inc.	46,757,322,914	532,907,715
		($6.50 par value)
AEP Texas Inc.	None	100
		($0.01 par value)
AEP Transmission Company, LLC (a)	None	NA

Appalachian Power Company	None	13,499,500
		(no par value)
Indiana Michigan Power Company	None	1,400,000
		(no par value)
Ohio Power Company	None	27,952,473
		(no par value)
Public Service Company of Oklahoma	None	9,013,000
		($15 par value)
Southwestern Electric Power Company	None	3,680
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

Documents Incorporated By Reference

Description	Part of Form 10-K into which Document is Incorporated

Portions of Proxy Statement of American Electric Power Company, Inc. for 2025 Annual Meeting of Shareholders.	Part III

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

AEP Credit	AEP Credit, Inc., a consolidated VIE of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP Development Services, LLC	AEP Development Services, LLC, a consolidated VIE of AEP formed for the purpose of developing, constructing, and installing energy projects for the regulated operating companies of AEP.
AEP East Companies	APCo, I&M, KGPCo, KPCo, OPCo and WPCo.
AEP Energy	AEP Energy, Inc., a wholly-owned retail electric supplier for customers in Ohio, Illinois and other deregulated electricity markets throughout the United States.
AEP Energy Supply, LLC	A nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
AEP OnSite Partners	A division of AEP Energy Supply, LLC that builds, owns, operates and maintains customer solutions utilizing existing and emerging distributed technologies.
AEP Renewables	A division of AEP Energy Supply, LLC that develops and/or acquires large scale renewable projects that are backed with long-term contracts with creditworthy counter parties.
AEP System	American Electric Power System, an electric system, owned and operated by AEP subsidiaries.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary. AEP Texas engages in the transmission and distribution of electric power to retail customers in west, central and southern Texas.
AEP Transmission Holdco	AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of AEP.
AEP Wind Holdings, LLC	Acquired in April 2019 as Sempra Renewables LLC, develops, owns and operates, or holds interests in, wind generation facilities in the United States.
AEPEP	AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, hedging activities, asset management and commercial and industrial sales in deregulated markets.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a wholly-owned subsidiary of AEP Transmission Holdco, is an intermediate holding company that owns the State Transcos.
AEPTCo Parent	AEP Transmission Company, LLC, the holding company of the State Transcos within the AEPTCo consolidation.
AEPTHCo	AEP Transmission Holding Company, LLC, a subsidiary of AEP, an intermediate holding company that owns transmission operations joint ventures and AEPTCo.
AFUDC	Allowance for Equity Funds Used During Construction.
AGR	AEP Generation Resources Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
ALJ	Administrative Law Judge.
AOCI	Accumulated Other Comprehensive Income.
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

APTCo	AEP Appalachian Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
APSC	Arkansas Public Service Commission.
i

Term	Meaning

ARO	Asset Retirement Obligations.
ASU	Accounting Standards Update.
ATM	At-the-Market.
BHE	Berkshire Hathaway Energy.
CAA	Clean Air Act.
CAMT	Corporate Alternative Minimum Tax.
CCR	Coal Combustion Residual.
CEO	Chief Executive Officer.
CLECO	Central Louisiana Electric Company, a nonaffiliated utility company.
CO2	Carbon dioxide and other greenhouse gases.
CODM	Chief Operating Decision Maker.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,296 MW nuclear plant owned by I&M.
CRES Provider	Competitive Retail Electric Service providers under Ohio law that target retail customers by offering alternative generation service.
CSAPR	Cross-State Air Pollution Rule.
CSPCo	Columbus Southern Power Company, a former AEP electric utility subsidiary that was merged into OPCo effective December 31, 2011.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel XIV, DCC Fuel XV, DCC Fuel XVI, DCC Fuel XVII, DCC Fuel XVIII, DCC Fuel XIX and DCC Fuel XX consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo.
DIR	Distribution Investment Rider.
Diversion	Diversion, acquired in December 2024, consists of 201 MWs of wind generation in Texas.
DOE	U. S. Department of Energy.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated VIE of AEP.
ELG	Effluent Limitation Guidelines.
ENEC	Expanded Net Energy Cost.
Equity Units	AEP’s Equity Units issued in August 2020 and March 2019.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.
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

GAAP	Generally Accepted Accounting Principles in the United States of America.
GHG	Greenhouse gas.
G&M	Generation & Marketing.

Term	Meaning

I&M
Indiana Michigan Power Company, an AEP electric utility subsidiary. I&M engages in the generation, transmission and distribution of electric power to retail customers in northern and eastern Indiana and southwestern Michigan.

IMTCo	AEP Indiana Michigan Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
IRA	On August 16, 2022 President Biden signed into law legislation commonly referred to as the “Inflation Reduction Act” (IRA).
IRC	Internal Revenue Code.
IRP	Integrated Resource Plan.
IRS	Internal Revenue Service.
ITC	Investment Tax Credit.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary. KGPCo provides electric service to retail customers in Kingsport, Tennessee and eight neighboring communities in northeastern Tennessee.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary. KPCo engages in the generation, transmission and distribution of electric power to retail customers in eastern Kentucky.
KPSC	Kentucky Public Service Commission.
KTCo	AEP Kentucky Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
kV	Kilovolt.
KWh	Kilowatt-hour.
Liberty	Liberty Utilities Co., a subsidiary of Algonquin Power & Utilities Corporation.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
Maverick	Maverick, part of the North Central Wind Energy Facilities, consists of 287 MWs of wind generation in Oklahoma.
MISO	Midcontinent Independent System Operator.
Mitchell Plant	A two unit, 1,560 MW coal-fired power plant located in Moundsville, West Virginia. The plant is jointly owned by KPCo and WPCo.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
NCWF	North Central Wind Energy Facilities, a joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,484 MWs of wind generation.
NERC	North American Electric Reliability Corporation.
Net Zero	Represents net-zero Scope 1 and Scope 2 GHG emissions by 2045.
NMRD	New Mexico Renewable Development, LLC.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NOL	Net operating losses.
NOLC	Net operating loss carryforward.
NOx	Nitrogen Oxide.
NRC	Nuclear Regulatory Commission.
OATT	Open Access Transmission Tariff.
OCC	Corporation Commission of the State of Oklahoma.
OHTCo	AEP Ohio Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.

Term	Meaning

OKTCo	AEP Oklahoma Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
OPCo	Ohio Power Company, an AEP electric utility subsidiary. OPCo engages in the transmission and distribution of electric power to retail customers in Ohio.
OPEB	Other Postretirement Benefits.
Operating Agreement
Agreement, dated January 1, 1997, as amended, by and among PSO and SWEPCo governing generating capacity allocation, energy pricing, and revenues and costs of third-party sales.  AEPSC acts as the agent.

OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PCA	Power Coordination Agreement among APCo, I&M, KPCo and WPCo.
PFD	Proposal for Decision.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PLR	Private Letter Ruling.
PM	Particulate Matter.
PPA	Power Purchase Agreement.
PSA	Purchase and Sale Agreement.
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
Storm Recovery Funding
SWEPCo Storm Recovery Funding LLC, a wholly-owned subsidiary of SWEPCo and consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to storm restoration in Louisiana.

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

TCA	Transmission Coordination Agreement dated January 1, 1997, by and among, PSO, SWEPCo and AEPSC, in connection with the operation of the transmission assets of the two public utility subsidiaries.
T&D	Transmission and Distribution Utilities.
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

Traverse	Traverse, part of the North Central Wind Energy Facilities, consists of 998 MWs of wind generation in Oklahoma.
Turk Plant	John W. Turk, Jr. Plant, a 650 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
UMWA	United Mine Workers of America.
UPA	Unit Power Agreement.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
VIU	Vertically Integrated Utilities.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary. WPCo provides electric service to retail customers in northern West Virginia.
WVPSC	Public Service Commission of West Virginia.
WVTCo	AEP West Virginia Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
.
v

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Changes in economic conditions, electric market demand and demographic patterns in AEP service territories.
•	The economic impact of increased global conflicts and trade tensions, and the adoption or expansion of economic sanctions, tariffs or trade restrictions.
•	Inflationary or deflationary interest rate trends.
•	New legislation adopted in the states in which we operate that alters the regulatory framework or that prevents the timely recovery of costs and investments.
•	Volatility and disruptions in financial markets precipitated by any cause, including fiscal and monetary policy, turmoil related to federal budget or debt ceiling matters or instability in the banking industry; particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (a) if expected sources of capital such as proceeds from the sale of assets, subsidiaries and tax credits and anticipated securitizations do not materialize or do not materialize at the level anticipated, and (b) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Shifting demand for electricity.
•	The impact of extreme weather conditions, natural disasters and catastrophic events such as storms, drought conditions and wildfires that pose significant risks including potential litigation and the inability to recover significant damages and restoration costs incurred.
•	Limitations or restrictions on the amounts and types of insurance available to cover losses that might arise in connection with natural disasters or operations.
•	The cost of fuel and its transportation, the creditworthiness and performance of parties who supply and transport fuel and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to build or acquire generation (including from renewable sources), transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) to meet the demand for electricity at acceptable prices and terms, including favorable tax treatment, cost caps imposed by regulators and other operational commitments to regulatory commissions and customers for generation projects, and to recover all related costs.
•
The disruption of AEP’s business operations due to impacts on economic or market conditions, costs of compliance with potential government regulations, electricity usage, supply chain issues, customers, service providers, vendors and suppliers caused by pandemics, natural disasters or other events.

•	New legislation, litigation or government regulation, including changes to tax laws and regulations, oversight of nuclear generation, energy commodity trading and new or modified requirements related to emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	The impact of federal tax legislation, including potential changes to existing tax incentives, on results of operations, financial condition, cash flows or credit ratings.
•	The risks before, during and after generation of electricity associated with the fuels used or the by-products and wastes of such fuels, including coal ash and SNF.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation or regulatory proceedings or investigations.
•	The ability to efficiently manage and recover operation, maintenance and development project costs.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.

•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.
•	The impact of changing expectations and demands of customers, regulators, investors and stakeholders, including development, adoption, and use of artificial intelligence by us, our customers and our third party vendors and evolving expectations related to environmental, social and governance concerns.
•	Changes in utility regulation and the allocation of costs within RTOs including ERCOT, PJM and SPP.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB, captive insurance entity and nuclear decommissioning trust and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars and military conflicts, the effects of terrorism (including increased security costs), embargoes, cybersecurity threats, labor strikes impacting material supply chains, global information technology disruptions and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel.
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

As of December 31, 2024, the subsidiaries of AEP had a total of 16,330 employees. Because it is a holding company rather than an operating company, AEP has no employees.

Summary information related to AEP subsidiary operating companies as of December 31, 2024 is shown in the table below:

	AEP Texas	AEPTCo	APCo	I&M	KGPCo (a)	KPCo	OPCo (b)	PSO	SWEPCo	WPCo
State of Incorporation	Delaware, 1925	Delaware, 2006	Virginia, 1926	Indiana, 1907	Virginia, 1917	Kentucky, 1919	Ohio, 1907	Oklahoma, 1913	Delaware, 1912	West Virginia, 1883
AEP Reportable Segment	Transmission and Distribution Utilities	AEP Transmission Holdco	Vertically Integrated Utilities	Vertically Integrated Utilities	Vertically Integrated Utilities	Vertically Integrated Utilities	Transmission and Distribution Utilities	Vertically Integrated Utilities	Vertically Integrated Utilities	Vertically Integrated Utilities
RTO Affiliation	ERCOT	(c)	PJM	PJM	PJM	PJM	PJM	SPP	SPP	PJM
Approximate Number of Retail Customers	1,122,000	(c)	969,000	617,000	50,000	163,000	1,539,000	584,000	555,000	41,000
Number of Employees	1,598	(c)	1,613	2,069	47	279	1,594	1,044	1,314	229
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

Service Company Subsidiary

AEPSC is a service company subsidiary that provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to AEP subsidiaries. The executive officers of AEP and certain of the executive officers of its public utility subsidiaries are employees of AEPSC. As of December 31, 2024, AEPSC had 6,237 employees.

Principal Industries Served

The following table illustrates the principal industries and wholesale electric markets served by AEP’s public utility subsidiaries.

	AEP Texas	APCo	I&M	KGPCo	KPCo	OPCo	PSO	SWEPCo	WPCo
Principal Industries Served:
Petroleum and Coal Products Manufacturing	X				X	X	X	X
Chemical Manufacturing	X	X	X	X	X	X		X	X
Oil and Gas Extraction	X				X		X	X
Pipeline Transportation	X	X			X	X	X		X
Primary Metal Manufacturing	X	X	X			X			X
Data Processing (a)	X		X			X
Coal-Mining		X			X				X
Paper Manufacturing		X		X			X	X
Transportation Equipment			X						X
Plastics and Rubber Products			X	X		X	X
Fabricated Metals Product Manufacturing			X
Food Manufacturing								X
Supply and Market Electric Power at Wholesale to:
Other Electric Utility Companies		X	X		X		X	X	X
Rural Electric Cooperatives		X	X					X
Municipalities		X	X		X		X	X
Other Market Participants		X	X		X		X	X	X

(a)Primarily includes data centers and cryptocurrency operations.

Public Utility Subsidiaries by Jurisdiction
The following table illustrates certain regulatory information with respect to the jurisdictions in which the public utility subsidiaries of AEP operate:

Principal Jurisdiction	AEP Utility Subsidiaries Operating in that Jurisdiction	Authorized Return on Equity (a)
Arkansas	SWEPCo	9.50%

FERC	AEPTCo - PJM	10.35%	(b)
	AEPTCo - SPP	10.50%

Indiana	I&M	9.85%

Kentucky	KPCo	9.75%

Louisiana	SWEPCo	9.50%

Michigan	I&M	9.86%

Ohio	OPCo	9.70%

Oklahoma	PSO	9.50%

Tennessee	KGPCo	9.50%

Texas	AEP Texas	9.76%
	SWEPCo	9.25%	(c)

Virginia	APCo	9.75%

West Virginia	APCo	9.75%
	WPCo	9.75%

(a)Identifies the predominant current authorized ROE, and may not include other, less significant, permitted recovery.  Actual ROE varies from authorized ROE.
(b)In December 2022, the FERC issued an order removing the 50 basis point RTO incentive from OHTCo transmission formula rates effective February 2022, reducing OHTCo’s authorized ROE to 9.85%.
(c)In February 2022, as part of the 2020 Texas Base Rate Case, SWEPCo filed a motion for rehearing with the PUCT alleging several errors in the final order, which included a challenge of the approved ROE. In April 2022, the PUCT denied the motion for rehearing. In May 2022, SWEPCo filed a petition for review with the Texas District Court seeking a judicial review of the several errors challenged in the PUCT’s final order. See “2020 Texas Base Rate Case” section of Note 4 for additional information.

CLASSES OF SERVICE

AEP and subsidiaries recognize revenues from customers for retail and wholesale electricity sales and electricity transmission and distribution delivery services. AEP’s subsidiaries within the Vertically Integrated Utilities, Transmission and Distribution Utilities, AEP Transmission Holdco and Generation & Marketing segments derive revenue from the following sources: Retail Revenues, Wholesale and Competitive Retail Revenues, Other Revenues from Contracts with Customers and Alternative Revenues. For further information relating to the sources of revenue for the Registrants, see Note 20 - Revenues from Contracts with Customers for additional information.

FINANCING

General

AEP subsidiaries generally use short-term debt to finance working capital needs.  Short-term debt may also be used to finance acquisitions, construction and redemption or repurchase of outstanding securities until such needs can be financed with long-term funding.  In recent history, short-term funding needs have been provided for by cash from operations, AEP’s commercial paper program and term loan issuances.  Funds are made available to subsidiaries under the AEP corporate borrowing program.  Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity.  Sources of long-term funding include issuance of long-term debt, long-term asset securitizations, leasing agreements, hybrid securities or common stock. See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

AEP’s revolving credit agreements (which backstop the commercial paper program) include covenants and events of default typical for these types of facilities, including a maximum debt-to-total capitalization test.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of its major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $100 million, would cause an event of default under the credit agreements. As of December 31, 2024, AEP was in compliance with its debt covenants.  With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the applicable agreement.  A voluntary bankruptcy or insolvency of AEP or one of its significant subsidiaries would be considered an immediate termination event.  See “Financial Condition” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

AEP’s subsidiaries have also utilized, and expect to continue to utilize, additional financing arrangements, such as securitization financings and leasing arrangements.

ENVIRONMENTAL AND OTHER MATTERS

General

AEP subsidiaries are currently subject to regulation by federal, state and local authorities with regard to air and water-quality control, solid and hazardous waste disposal and other environmental matters, and are subject to zoning and other regulation by local authorities.  The current and proposed environmental laws and regulations discussed below will have an impact on AEP’s operations. Management continues to monitor developments in these regulations and evaluate the economic feasibility and refine cost estimates for compliance. AEP is unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from the change in Presidential administrations. For additional information on the laws and regulations discussed below, see “Environmental Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Clean Water Act Requirements

The Federal EPA’s ELG rule for generating facilities establishes limits for FGD wastewater, fly ash and bottom ash transport water and flue gas mercury control wastewater, which are to be implemented through each facility’s wastewater discharge permit. In April 2024, the Federal EPA finalized further revisions to the ELG rule that establish a zero liquid discharge standard for FGD wastewater, bottom ash transport water, and managed combustion residual leachate, as well as more stringent discharge limits for unmanaged combustion residual leachate. The revised rule provides a new compliance alternative that would eliminate the need to install zero liquid discharge systems for facilities that comply with the 2020 rule’s control technology requirements and commit by December 31, 2025 to retire by 2034. Management is evaluating the compliance alternatives in the rule, taking into consideration the requirements of the other new rules and their combined impacts to operations. Several appeals have been filed with various federal courts challenging the 2024 ELG rule. SWEPCo has also challenged the rule, by filing a joint appeal with a utility trade association in which AEP participates. The various appeals have been consolidated before the United States Court of Appeals for the Eighth Circuit. SWEPCo and the utility trade association filed a motion to stay the rule during the litigation. In October 2024, the court denied the motion. Management cannot predict the outcome of the litigation.

Coal Ash Regulation

The Federal EPA’s CCR Rule regulates the disposal and beneficial re-use of CCR, including fly ash and bottom ash created from coal-fired generating units and FGD gypsum generated at some coal-fired plants.  As originally promulgated, the rule applied to active and inactive CCR landfills and surface impoundments at facilities of active electric utility or independent power producers.

In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. The rule establishes compliance deadlines for legacy surface impoundments to meet regulatory requirements, including a requirement to initiate closure within five years after the effective date of the final rule. The rule requires evaluations to be completed at both active facilities and inactive facilities with one or more legacy surface impoundments. Closure may be accomplished by applying an impermeable cover system over the CCR material (“closure in place”) or the CCR material may be excavated and placed in a compliant landfill (“closure by removal”). Groundwater monitoring and other analysis over the next three years will provide additional information on the planned closure method. AEP evaluated the applicability of the rule to current and former plant sites and recorded incremental ARO of $674 million in the second quarter of 2024 based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the revised CCR Rule.

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

Climate Change, CO2 Regulation and Energy Policy

In April 2024, the Administrator of the Federal EPA signed new GHG standards and guidelines for new and existing fossil-fuel fired sources. The rule relies on carbon capture and sequestration and natural gas co-firing as means to reduce CO2 emissions from coal fired plants and carbon capture and sequestration or limited utilization to reduce CO2 emissions from new gas turbines. The rule also offers early retirement of coal plants in lieu of carbon capture and storage as an alternative means of compliance. A number of parties filed petitions for review of the rule in the U.S. Court of Appeals for the D.C. Circuit. AEP is in the early stages of evaluating and identifying the best strategy for complying with this rule while ensuring the adequacy of resources to meet customer needs. The Federal EPA’s new GHG rule is directed at the fossil-fuel fired electric utility industry and could force AEP to close additional coal-fired generation facilities earlier than their estimated useful life. If AEP is unable to recover the costs of its investments, it would reduce future net income and cash flows and impact financial condition.

Other Environmental Issues and Matters

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes costs for environmental remediation upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites. See “The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation” section of Note 6 for additional information.

Electric Industry Transformation

The electric utility industry is in the midst of an historic transformation, driven by large load growth in the commercial customer class from data processing loads, changing customer needs, evolving public policies, stakeholder demands, demographics, competitive offerings, technologies and commodity prices.

AEP is committed to providing reliable affordable power to its customers. To achieve this, AEP and its subsidiaries routinely meet with state regulators and key stakeholders to understand their needs for both dispatchable and renewable generation resources. This process evaluates, amongst other things, future supply and demand fundamentals, the economic aspects of investments, grid reliability and resilience, regulations and evolving RTO requirements, the advancement of generation technologies, and market impacts and constraints. As part of the regulatory process, AEP routinely submits IRPs in various regulatory jurisdictions to address future generation needs. The objective of the IRPs is to recommend future generation and capacity resources that provide the most cost-efficient and reliable power to customers.

As of December 31, 2024, AEP’s generating capacity included owned and PPA capacity of approximately 23,200 MWs and 5,300 MWs, respectively. The graph below summarizes AEP’s generating capacity by resource type for the years 1999, 2005 and 2024:

80%
60%
40%
20%
0%
Capacity
66%
70%
42%
22%
19%
26%
7%
6%
8%
4%
4%
21%
1%
1%
3%
Coal
Natural Gas
Nuclear
Hydro, Wind, Solar & Storage
Energy Efficiency/ Demand Response (a)
1999
2005
2024

(a)    Energy Efficiency/Demand Response represents avoided capacity rather than physical assets.

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

The following table shows AEP’s number of employees by subsidiary as of December 31, 2024:

Subsidiary	Number of Employees
AEPSC	6,237
AEP Texas	1,598
APCo	1,613
I&M	2,069
KGPCo	47
KPCo	279
OPCo	1,594
PSO	1,044
SWEPCo	1,314
WPCo	229
Other (a)	306
Total AEP	16,330

(a) Primarily relates to AEP Energy employees.

Of AEP’s 16,330 employees, less than 1% are Traditionalists (born before 1946), approximately 12% are Baby Boomers (born 1946-1964), approximately 37% are Generation X (born 1965-1980), approximately 42% are Millennials (born 1981-1996) and less than 9% are Generation Z (born after 1996). As of December 31, 2024, women comprised approximately 20% of AEP’s total workforce, approximately 21% of AEP’s total workforce was represented by racially or ethnically diverse employees and approximately 25% of AEP’s total workforce was represented by labor unions.

Safety

Safety is integral to our culture and is one of AEP’s core values. AEP is dedicated to ensuring the safety of our employees, contractors, customers and the communities we serve. AEP has policies, procedures, programs, training and initiatives in place to help ensure a safety conscious work environment. We are committed to fundamentally embed layers of protection in the work we do. This includes focusing our efforts to prevent serious injuries and fatalities, strengthening pre-job briefing effectiveness, learning from safety incidents, providing appropriate training and education and improving proactive safety initiatives and data analysis to identify and address potential performance gaps.

Safety Metric	2024	2023
DART	0.556	0.384
TRIR	0.913	0.690

AEP’s employee Days Away, Restricted and Transferred (DART) rate and Total Recordable Incident Rate (TRIR) increased in 2024. A DART event is an event that results in one or more lost days, one or more restricted days, or results in an employee transferring to a different job within the company. The DART rate is a mathematical calculation (number of DART events multiplied by 200,000 and divided by total YTD hours worked) that describes the number of injuries per 100 full-time employees annually. A recordable event is a work-related event that results in death, days away from work, restricted work or transfer to another job, medical treatment beyond first aid, loss of consciousness or a significant injury or illness diagnosed by a physician or other licensed health care professional. TRIR is a mathematical calculation (number of recordable events multiplied by 200,000 and divided by total year to date hours worked) that describes the number of incidents per 100 full-time employees annually. In response to these challenges, AEP is recommitting to fundamental principles of excellence by integrating human performance fundamentals into our operational practices to ensure a safer work environment for all.

Culture and Inclusion

At AEP, we believe in doing the right thing every time for our customers and each other and that culture serves as the foundation for our success. We recognize that an engaged, collaborative and inclusive workforce helps us better serve our employees, customers, suppliers and other key stakeholders. AEP views a culture as a core business value that is centered on performance, accountability and developing our employees. As a strategic priority, our commitment to culture and inclusion is guided by three principles:
•Ensuring leaders are held accountable for fostering an inclusive environment and culture.
•Promoting an inclusive culture where all employees can thrive.
•Supporting the communities we serve so they will prosper.

AEP’s culture and inclusion progress is measured through our annual Employee Voice Survey. The Employee Voice Survey is an opportunity for employees to provide feedback about their experience at AEP. It also serves as a means for the company to understand how we can foster a workplace focused on performance, accountability, efficiency, and customer orientation. 2024 marks our eleventh consecutive year of formally surveying employees about their experience at AEP.

Training and Professional Development

Attracting, developing, and retaining high-performing employees with the skills and experience needed to serve our customers efficiently and effectively is crucial to AEP’s growth and long-term strategy. At AEP, we are preparing our workforce for the future by providing opportunities to learn new skills and engaging higher education institutions to better prepare the next generation of workers. AEP offers co-op and internship programs in partnership with high schools, technical/vocational schools and colleges across our 11-state service territory. AEP also provides a broad range of training and assistance that supports lifelong learning and development. This includes operational skills training, professional training, leadership development, educational assistance, ongoing performance coaching, and other forms of training that offer developmental pathways for employees.

Compensation and Benefits

AEP is committed to the well-being of our employees, and we offer programs to foster employee financial security, physical and emotional health, and social connectedness. We provide market-competitive compensation and benefits, including medical and dental coverage, life insurance, and well-being programs that support our employees and their families. Nearly all AEP employees participate in an annual incentive program that rewards individual performance and achievement of business goals, fostering a high-performance culture. AEP also offers paid time off in the form of vacation, holidays, sick time, and parental leave.

BUSINESS SEGMENTS

AEP’s Reportable Segments

AEP’s primary business is the generation, transmission and distribution of electricity.  Within its Vertically Integrated Utilities segment, AEP centrally dispatches generation assets and manages its overall utility operations on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight applicable to each public utility subsidiary.  Intersegment sales and transfers are generally based on underlying contractual arrangements and agreements. AEP’s reportable segments are as follows:

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

ELECTRIC GENERATION

Facilities

As of December 31, 2024, AEP’s vertically integrated public utility subsidiaries owned approximately 23,200 MWs of generation.  See Item 2 – Properties for more information regarding the generation capacity of vertically integrated public utility subsidiaries.

Fuel Supply

The following table shows the owned and leased generation sources by type (including wind purchase agreements), on an actual net generation (MWhs) basis, used by the Vertically Integrated Utilities:

	2024	2023	2022
Coal and Lignite	40%	37%	43%
Nuclear	22%	22%	21%
Natural Gas	22%	22%	19%
Renewables	16%	19%	17%

An increase/decrease in one or more generation types relative to previous years reflects changes in resource mix and price changes in one or more fuel commodity sources relative to the pricing of other fuel commodity sources. AEP’s overall 2024 fossil fuel costs for the Vertically Integrated Utilities increased 3.2% on a dollar per MMBtu basis from 2023.

Coal and Lignite

AEP’s Vertically Integrated Utilities procure coal under a combination of purchasing arrangements, including long-term contracts, and spot agreements with various producers and marketers.  Coal consumption increased 12.7% in 2024 from 2023.

Management projects that the Vertically Integrated Utilities will be able to secure and transport coal of adequate quality and quantities to operate their coal fired units. As of December 31, 2024, through subsidiaries, AEP owns, leases or controls 2,934 railcars, 296 barges, 4 towboats and a coal handling terminal with approximately 18 million tons of annual capacity to move and store coal for use in AEP generating facilities. AEP will procure additional railcar and barge/towboat capacity as needed based on demand.

Although coal prices remained stable for all of 2024 the market price for coal is greater than historical prices (excluding 2021 and 2022), due to the higher cost incurred by the suppliers to mine coal over the last few years. Coal prices may see a fluctuation in the next few years as utilities begin to reenter the market as high inventories decline and as forecasted demand for electricity increases. AEP’s strategy for purchasing coal includes maintaining a target inventory level by layering in supplies over time to help with reducing price volatility. The price paid for coal delivered in 2024 decreased approximately 3.5% from 2023 mainly due to the completion of higher priced coal supply agreements that were agreed to in 2021 and 2022 when coal market pricing was stronger. The decrease in the delivered cost of coal should continue into 2025 as some higher priced agreements ended in 2024. With AEP’s strategy of layering tons into the coal portfolio the prices over the next few years will continue to fluctuate with the coal market.

The following table shows the amount of coal and lignite delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of coal and lignite purchased by the Vertically Integrated Utilities:

	2024	2023	2022
Total coal and lignite delivered to the plants (in millions of tons)	16.5	20.9	20.4
Average cost per ton of coal and lignite delivered	$62.05	$64.31	$56.16

The coal supplies at the Vertically Integrated Utilities plants vary from time to time depending on various factors, including, but not limited to, consumption rates driven by the demand for electric power, unit outages, transportation limitations or delays, space limitations, labor issues, supplier outages and issues and weather conditions, all of which may impact production, consumption or deliveries. As of December 31, 2024 and 2023, the Vertically Integrated Utilities’ coal inventory was approximately 71 days and 82 days of full load burn, respectively. Inventory levels remained high in 2024 due to mild weather conditions and continued low natural gas prices. Management expects inventory levels to remain elevated in 2025 due to many of these same factors. While inventory targets vary by plant and are changed as necessary, the current coal inventory target for the Vertically Integrated Utilities is approximately 35 days of full load burn.

Natural Gas

The Vertically Integrated Utilities consumed approximately 155 billion cubic feet of natural gas during 2024 for generating power. This represents an increase of 6.7% from 2023. Several of AEP’s natural gas-fired units are connected to at least two pipelines, which allows greater access to competitive supplies and improves delivery reliability. From a natural gas supply perspective, the Vertically Integrated Utilities secure forward month, fixed price baseload supply, prompt month baseload supply, and pursue daily spot market purchases or sales (to balance daily positions). From a natural gas transportation perspective, the Vertically Integrated Utilities utilize firm and interruptible transportation capacity. Furthermore, SWEPCo and PSO utilize firm natural gas storage, which supports price stability and provides additional surety of natural gas supply. AEP’s natural gas supply, transportation and storage transactions are competitively bid and are based on applicable market prices.

The following table shows the amount of natural gas delivered to the Vertically Integrated Utilities’ plants during the past three years and the average delivered price of natural gas purchased by the Vertically Integrated Utilities:

	2024	2023	2022
Total natural gas delivered to the plants (in billions cubic feet)	155.0	146.0	126.0
Average delivered price per MMBtu of purchased natural gas	$3.05	$2.69	$6.94

Nuclear

I&M has made commitments to meet the current nuclear fuel requirements of the Cook Plant.  I&M has made and will make purchases of uranium in various forms in the spot, short-term, mid-term and long-term markets.

For purposes of the storage of high-level radioactive waste in the form of SNF, I&M completed modifications to its SNF storage pool in the early 1990’s.  I&M entered into an agreement to provide for onsite dry cask storage of SNF to permit normal operations to continue.  I&M is scheduled to conduct further dry cask loading and storage projects on an ongoing periodic basis.  The year of expiration of each NRC Operating License is 2034 for Unit 1 and 2037 for Unit 2. Management has started the application process for license extensions for both units that would extend Unit 1 and Unit 2 to 2054 and 2057, respectively.

Nuclear Waste and Decommissioning

As the owner of the Cook Plant, I&M has a significant future financial commitment to dispose of SNF and decommission and decontaminate the plant safely.  The cost to decommission a nuclear plant is affected by NRC regulations and the SNF disposal program.  The most recent decommissioning cost study was completed in 2024.  According to that study, stated in 2024 undiscounted dollars, the estimated cost of decommissioning and disposal of low-level radioactive waste was $2.4 billion, with additional ongoing costs of $7 million per year for post decommissioning storage of SNF and an eventual cost of $45 million for the subsequent decommissioning of the SNF storage facility. As of December 31, 2024 and 2023, the total decommissioning trust fund balance for the Cook Plant was approximately $4 billion and $3.5 billion, respectively. The balance of funds available to eventually decommission Cook Plant will differ based on contributions and investment returns.  The ultimate cost of retiring the Cook Plant may be materially different from estimates and funding targets as a result of the:

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

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly different than current projections.  AEP will seek recovery from customers through regulated rates if actual decommissioning costs exceed projections.  See the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies for additional information with respect to nuclear waste and decommissioning.

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

Counterparty Risk Management

The Vertically Integrated Utilities segment also sells power and enters into related energy transactions with wholesale customers and other market participants. As a result, counterparties and exchanges may require cash or cash related instruments to be deposited on transactions as margin against open positions.  As of December 31, 2024, counterparties posted approximately $16 million in cash, cash equivalents or letters of credit with AEPSC for the benefit of AEP’s public utility subsidiaries (while, as of that date, AEP’s public utility subsidiaries posted approximately $201 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Certain Power Agreements

I&M

A UPA between AEGCo and I&M (the I&M Power Agreement) provides for the sale by AEGCo to I&M of all the energy and capacity available to AEGCo at the Rockport Plant unless it is sold to another utility. I&M is obligated, whether or not power is available from AEGCo, to pay as a demand charge for the right to receive such power (and as an energy charge for any associated energy taken by I&M) net of amounts received by AEGCo from any other sources, sufficient to enable AEGCo to pay all of its operating and other expenses, including a rate of return on the common equity of AEGCo as approved by the FERC. The UPA will continue in effect until the debt obligations of AEGCo secured by the Rockport Plant have been satisfied and discharged (currently expected to be December 2028).

In April 2021, AEGCo and I&M executed an agreement to purchase 100% of the interests in Rockport Plant, Unit 2 effective at the end of the lease term on December 7, 2022. Prior to the termination of the lease, I&M assigned 30% of the power to KPCo.  Beginning December 8, 2022, AEGCo billed 100% of its share of the Rockport Plant to I&M and ceased billing to KPCo. KPCo reached an agreement with I&M, from the end of the lease through May 2023, to buy capacity from Rockport Plant, Unit 2 through the PCA at a rate equal to PJM’s RPM clearing price. See the “Unit Power Agreements” section of Note 17 - Related Party Transactions for additional information.

OVEC

AEP and several nonaffiliated utility companies jointly own OVEC.  The aggregate equity participation of AEP in OVEC is 43.47%.  Parent owns 39.17% and OPCo owns 4.3%.  Under the Inter-Company Power Agreement (ICPA), which defines the rights of the owners and sets the power participation ratio of each, the sponsoring companies are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios.  The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%.  The ICPA terminates in June 2040.  The proceeds from charges by OVEC to sponsoring companies under the ICPA based on their power participation ratios are designed to be sufficient for OVEC to meet its operating expenses and fixed costs.  OVEC’s Board of Directors, as elected by AEP and nonaffiliated owners, has authorized environmental investments related to their ownership interests, with resulting expenses (including for related debt and interest thereon) included in charges under the ICPA. OVEC financed capital expenditures in excess of $1 billion in connection with flue gas desulfurization projects and the associated scrubber waste disposal landfills at its two generation plants through debt issuances, including tax-advantaged debt issuances.  Both OVEC generation plants are operating with the environmental controls in-service.  See Note 18 - Variable Interest Entities and Equity Method Investments for additional information.

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

Transmission Coordination Agreement and Open Access Transmission Tariff

PSO, SWEPCo and AEPSC are parties to the TCA.  Under the TCA, a coordinating committee is charged with the responsibility of: (a) overseeing the coordinated planning of the transmission facilities of the parties to the agreement, including the performance of transmission planning studies, (b) the interaction of such subsidiaries with independent system operators and other regional bodies interested in transmission planning and (c) compliance with the terms of the AEP and SPP OATTs filed with the FERC and the rules of the FERC relating to such tariffs.  Pursuant to the TCA, PSO, SWEPCo and AEPSC each have responsibility for monitoring and reporting situations or problems that materially affect the reliability of PSO’s and SWEPCo’s transmission systems.  The TCA also provides for the allocation among the parties of revenues collected for transmission and ancillary services as determined by the FERC-approved OATT for the SPP.

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

The following state-by-state analysis summarizes the regulatory environment of certain major jurisdictions in which AEP’s vertically integrated public utility subsidiaries operate.  Several public utility subsidiaries operate in more than one jurisdiction.  See Note 4 - Rate Matters for more information regarding pending rate matters.

Arkansas

SWEPCo provides retail electric service in Arkansas at bundled rates approved by the APSC, with rates set on a historical cost-of-service basis and formula rates. Arkansas provides for timely fuel and purchased power cost recovery through respective annual fuel and purchased power recovery mechanisms.

Indiana

I&M provides retail electric service in Indiana at fully bundled rates approved by the IURC, with rates set on a forecasted cost-of-service basis.  Indiana generally allows for timely recovery of fuel expenses through a fuel recovery surcharge mechanism. I&M is subject to a semi-annual Indiana jurisdictional earnings test.

Kentucky

KPCo provides retail electric service in Kentucky at bundled rates approved by the KPSC, with rates currently set on a historical cost-of-service basis. Kentucky generally allows for timely recovery of fuel expenses through a fuel recovery surcharge mechanism.

Louisiana

SWEPCo provides retail electric service in Louisiana at bundled rates approved by the LPSC with rates set on a historical cost-of-service basis and formula rates. Louisiana provides for timely fuel and purchased power cost recovery through respective fuel and purchased power recovery mechanisms updated monthly.

Michigan

I&M provides retail electric service in Michigan at both unbundled standard service and open access distribution service rates approved by the MPSC, with rates set on a forecasted cost-of-service basis. Open access distribution service is limited to 10% of I&M’s retail load. Michigan generally allows for timely recovery of fuel expenses, transmission expenses and purchased power expenses through a single surcharge mechanism.

Oklahoma

PSO provides retail electric service in Oklahoma at bundled rates approved by the OCC.  PSO’s rates are set on a historical cost-of-service basis.  Fuel and purchased energy costs are recovered through a fuel adjustment clause.

Tennessee

KGPCo currently provides retail electric service in Tennessee at bundled rates approved by the TPUC. Tennessee generally allows for timely recovery of fuel expenses and purchased power expenses through a surcharge mechanism.

Texas

SWEPCo provides retail electric service in Texas at bundled rates approved by the PUCT with rates set on a historical cost-of-service basis. Texas generally provides for timely fuel and purchased power cost recovery through respective fuel and purchased power recovery mechanisms.

Virginia

APCo currently provides retail electric service in Virginia at unbundled generation and distribution rates approved by the Virginia SCC.  Virginia generally allows for timely recovery of fuel expenses through a fuel cost recovery surcharge mechanism.  In addition to base rates and fuel cost recovery, APCo is permitted to recover transmission expenses provided at OATT rates based on rates established by the FERC. APCo is subject to a biennial Virginia retail generation and distribution earnings test.

West Virginia

APCo and WPCo provide retail electric service at bundled rates approved by the WVPSC with rates set on a combined APCo and WPCo cost-of-service basis. West Virginia generally allows for timely recovery of fuel expenses, purchased power expenses and transmission expenses through a single surcharge mechanism.

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

The State Transcos own, operate, maintain and invest in transmission infrastructure in order to maintain and enhance system integrity and grid reliability, grid security, safety, reduce transmission constraints and facilitate interconnections of new generating resources and new wholesale customers, as well as enhance competitive wholesale electricity markets. A key part of AEP’s business is replacing and upgrading transmission facilities, assets and components of the existing AEP System as needed to maintain reliability. As of December 31, 2024, the State Transcos had $15.4 billion of transmission and other assets in-service, excluding CWIP, with plans to construct approximately $4.7 billion of additional transmission assets through 2027.

In January 2025, AEP announced a partnership between nonaffiliated entities to acquire a 19.9% noncontrolling interest in OHTCo and IMTCo for $2.82 billion. The transaction is subject to FERC approval and clearance from the Committee on Foreign Investment in the United States. See “Noncontrolling Interest in OHTCo and IMTCo” section of Note 21 for additional information.

AEPTHCO JOINT VENTURE INITIATIVES

AEP has established joint ventures with nonaffiliated electric utility companies for the purpose of developing, building and owning transmission assets that seek to improve reliability and market efficiency and provide transmission access to remote generation sources in North America (Transmission Joint Ventures). The Transmission Joint Ventures currently include:

Joint Venture Name	Location	Projected or Actual Completion Date	Owners (Ownership %)	Total Estimated/Actual Project Costs at Completion		Approved Return on Equity
				(in millions)
ETT	Texas	(a)	BHE (50%)	$5,000.0	(a)	9.6%
	(ERCOT)		AEP (50%)

Prairie Wind	Kansas	2014	Evergy, Inc. (50%)	158.0		12.8%
			BHE (25%)
			AEP (25%)

Pioneer	Indiana	2018	John Lainge (50%)	191.0		10.48%	(b)
			AEP (50%)

Transource	Missouri	2016	Evergy, Inc. (13.5%) (d)	310.1		11.1%	(c)
Missouri			AEP (86.5%) (d)

Transource	West	2019	Evergy, Inc. (13.5%) (d)	84.3		10.5%
West Virginia	Virginia		AEP (86.5%) (d)

Transource	Maryland	(e)	Evergy, Inc. (13.5%) (d)	27.6	(e)	10.4%
Maryland			AEP (86.5%) (d)

Transource	Pennsylvania	(e)	Evergy, Inc. (13.5%) (d)	243.6	(e)	10.4%
Pennsylvania			AEP (86.5%) (d)

Transource	Oklahoma	2025	Evergy, Inc. (13.5%) (d)	131.2	(f)	10.3%
Oklahoma			AEP (86.5%) (d)

Transource	Pennsylvania	2027	Evergy, Inc. (13.5%) (d)	148.1	(g)	10.4%
Pennsylvania			AEP (86.5%) (d)

(a)ETT is undertaking multiple projects and the completion dates will vary for those projects. ETT’s investment in completed and active projects in ERCOT is expected to be $5.0 billion by 2030.  Future projects will be evaluated on a case-by-case basis.
(b)In May 2020, Pioneer received FERC approval authorizing an ROE of 10.02% (10.52% inclusive of the RTO incentive adder of 0.5%). In October 2024, the FERC issued an order reducing the base ROE for MISO Transmission Owners to 9.98% (10.48% inclusive of the RTO incentive adder of 0.5%).
(c)The ROE represents the weighted-average approved ROE based on the costs of two projects developed by Transource Missouri; the $64 million Iatan-Nashua project (10.3%) and the $246 million Sibley-Nebraska City project (11.3%).
(d)AEP owns 86.5% of Transource Missouri, Transource West Virginia, Transource Maryland, Transource Pennsylvania and Transource Oklahoma through its ownership interest in Transource Energy, LLC (Transource).  Transource is a joint venture between AEPTHCo and Evergy, Inc. formed to pursue competitive transmission projects.  AEPTHCo and Evergy, Inc. own 86.5% and 13.5% of Transource, respectively.
(e)See “Independence Energy Connection Project” section of Note 4 for additional information.
(f)In 2016, Transource Kansas received approval from the FERC authorizing an ROE of 9.8% (10.3% inclusive of the RTO incentive adder of 0.5%) for future competitive transmission projects in SPP. In October 2020, Transource was awarded the Sooner-Wekiwa project by SPP and the project was assigned to Transource Kansas. In November 2020, Transource Kansas was renamed Transource Oklahoma. The project is expected to go in-service in November 2025.
(g)In October 2022, Transource Energy’s North Delta A proposal was awarded by the New Jersey Board of Public Utilities. In December 2023, the North Delta project was expanded with additional scope and approved by the PJM Board of Managers. The project was renamed Bramah Station and is expected to go in-service in 2027. The project was originally expected to go in-service in 2029.

Transource Energy, and its subsidiaries Transource Missouri, Transource West Virginia, Transource Maryland, Transource Pennsylvania and Transource Oklahoma are consolidated joint ventures by AEP.  All other joint ventures in the table above are not consolidated by AEP. AEP’s joint ventures do not have employees.  Business services for the joint ventures are provided by AEPSC and other AEP subsidiaries and the joint venture partners. In 2024, approximately 502 AEPSC employees and 302 operating company employees provided service to one or more joint ventures.

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

In the annual formula rate filings described above, the State Transcos in aggregate filed formula rate base totals of $11.4 billion, $10.7 billion and $9.9 billion for 2024, 2023 and 2022, respectively.  The total filed transmission revenue requirements, including prior year over/under-recovery of revenue and associated carrying charges were $1.9 billion, $1.8 billion and $1.7 billion for 2024, 2023 and 2022, respectively.

The rates of ETT, which is located in ERCOT, are determined by the PUCT.  ETT sets its rates through a combination of base rate cases and interim Transmission Cost of Services (TCOS) filings.  ETT may file interim TCOS filings semi-annually to update its rates to reflect changes in its net invested capital.

GENERATION & MARKETING

GENERAL

The AEP Generation & Marketing segment consists of a retail supply business, a wholesale energy trading and marketing business and the rights to Cardinal Plant Unit 1’s power and capacity through 2028. AEP Generation & Marketing previously included AEP OnSite Partners prior to its sale in September 2024 and AEP Renewables prior to its sale in August 2023.

The retail energy supply business provides electricity and/or natural gas to residential, commercial and industrial customers in Illinois, Pennsylvania, Delaware, Maryland, New Jersey, Ohio and Washington, D.C.  AEP Energy had approximately 987,000 customer accounts as of December 31, 2024.

The wholesale trading and marketing business transacts within RTOs to provide supply to customers, manage pricing risk or otherwise provide service to fulfill contractual obligations. Additionally in certain instances this business procures physical electricity from identified sources, including renewable generation, when providing service to customers. When adapting to meet the demands of customers’ changing needs or in response to changing circumstances of electricity markets and generation sources, this business executes transactions and modifies contracts as applicable to maximize value and mitigate pricing and delivery risk when fulfilling contractual obligations to its customers.

This segment also includes rights to Cardinal Plant Unit 1’s power and capacity through 2028 through a PPA with a nonaffiliated electric cooperative.

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

AEP Generation & Marketing’s retail energy supply business operates in jurisdictions that each establish laws and regulations governing its competitive market, and public utility commission communications and utility default service pricing can affect customer participation in retail competition. Severe load and market volatility, sustained low market volatility and maturing competitive environments can adversely affect this business.

Counterparty Risk Management

Counterparties and exchanges may require cash or cash related instruments to be deposited on these transactions as margin against open positions.  As of December 31, 2024, counterparties posted approximately $156 million in cash, cash equivalents or letters of credit with AEP for the benefit of AEP’s Generation & Marketing segment subsidiaries (while, as of that date, AEP’s Generation & Marketing segment subsidiaries posted approximately $153 million with counterparties and exchanges).  Since open trading contracts are valued based on market prices of various commodities, exposures change daily.  See the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following persons are executive officers of AEP.  Their ages are given as of February 13, 2025.  The officers are appointed annually for a one-year term by the board of directors of AEP.

William J. Fehrman
President, Chief Executive Officer and Director
Age 64
President, Chief Executive Officer and Director since August 2024. President and Chief Executive Office of Centuri Holdings, Inc. from January 2024 to July 2024. President, Chief Executive Officer and Director of Berkshire Hathaway Energy Company from 2018 to 2023.

David M. Feinberg
Executive Vice President, General Counsel and Secretary
Age 55
Executive Vice President since January 2013. General Counsel and Secretary since January 2012.

Kelly J. Ferneau
Executive Vice President and Chief Nuclear Officer
Age 56
Executive Vice President and Chief Nuclear Officer since November 2024. I&M Site Vice President-Donald C. Cook Plant from July 2022 to October 2024. I&M Plant Manager from 2018 to June 2022.

Q. Shane Lies
Executive Vice President - Projects and Services
Age 54
Executive Vice President - Projects and Services since November 2024. Executive Vice President and Chief Nuclear Officer from September 2024 to November 2024. Senior Vice President and Chief Nuclear Officer from July 2022 to September 2024. I&M Site Vice President-Donald C. Cook Plant from January 2016 to July 2022.

Trevor I. Mihalik
Executive Vice President and Chief Financial Officer
Age 58
Executive Vice President and Chief Financial Officer since January 2025. Executive Vice President and Group President of Sempra from January 2024 to January 2025. Executive Vice President and Chief Financial Officer of Sempra from 2018 to 2023. Senior Vice President-Controller and Chief Accounting Officer of Sempra from 2012 to 2018.

Therace M. Risch
Executive Vice President and Chief Information & Technology Officer
Age 51
Executive Vice President since July 2021. Chief Information & Technology Officer since April 2020. Senior Vice President from April 2020 to July 2021. Executive Vice President, Chief Information Officer of JCPenney from December 2015 to April 2020.

Antonio P. Smyth
Executive Vice President - Grid Solutions
Age 48
Executive Vice President - Grid Solutions since December 2024. Executive Vice President - Grid Solutions & Government Affairs from April 2023 to December 2024. Senior Vice President - Grid Solutions from January 2021 to April 2023. Senior Vice President - Transmission Ventures, Strategy & Policy from October 2018 to December 2020.

Phillip R. Ulrich
Executive Vice President and Chief Human Resources Officer
Age 54
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

ITEM 1A.   RISK FACTORS

GENERAL RISKS OF REGULATED OPERATIONS

AEP may not be able to recover the costs of substantial planned investment in capital improvements and additions. (Applies to all Registrants)

AEP’s business plan calls for extensive investment in capital improvements and additions, including the construction or acquisition of additional transmission and generation facilities, modernizing existing infrastructure, installation of environmental upgrades and retrofits as well as other initiatives.  AEP’s public utility subsidiaries currently provide service at rates approved by one or more regulatory commissions.  If these regulatory commissions do not approve adjustments to the rates charged, affected AEP subsidiaries would not be able to recover the costs associated with their investments.  This would cause financial results to be diminished.

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

If regulated utility earnings exceed the returns established by the relevant commissions, retail electric rates may be subject to review and possible reduction by the commissions, which may decrease future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, it could reduce future net income and cash flows and negatively impact financial condition. Similarly, if recovery or other rate relief authorized in the past is overturned or reversed on appeal, future earnings could be negatively impacted. Any legislation, regulatory action or litigation outcome that triggers a reversal of a regulatory asset or deferred cost generally results in an impairment to the balance sheet and a charge to the income statement of the company involved. New legislation could be adopted in any of the states in which we operate that could alter the regulatory framework and prevent us from getting timely recovery of our costs and investments.

In addition, regulators have initiated and may initiate additional proceedings to investigate the prudence of costs in the AEP regulated utility businesses and in base rates and examine, among other things, the reasonableness or prudence of operation and maintenance practices, level of expenditures (including storm costs and costs associated with capital projects), allowed rates of return and rate base, proposed resource acquisitions and previously incurred capital expenditures that the regulated utility businesses seek to place in rates. The regulators may disallow costs subject to their jurisdiction found not to have been prudently incurred or found not to have been incurred in compliance with applicable tariffs, creating some risk to the ultimate recovery of those costs. Regulatory proceedings relating to rates and other matters typically involve multiple parties seeking to limit or reduce rates. Traditional base rate proceedings, as opposed to formula rate plans, generally have long timelines, are primarily based on historical costs and may or may not be limited in scope or duration by statute. The length of these base rate proceedings can cause the regulated utility businesses to experience regulatory lag in recovering costs through rates, such that they may not fully recover all costs during the rate effective period and may, therefore, earn less than their allowed returns. Decisions are typically subject to appeal, further exacerbating the regulatory lag and leading to additional uncertainty associated with rate case proceedings.

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

The regulated utility businesses, and the energy industry as a whole, have experienced a period of rising costs and investments and an upward trend in spending, especially with respect to infrastructure investments, which is likely to continue in the foreseeable future and could result in more frequent rate cases and requests for, and the continuation of, cost recovery mechanisms, all of which could face resistance from customers and other stakeholders especially in a rising cost environment, whether due to inflation, tariffs, high fuel prices or otherwise, and/or in periods of economic decline or hardship. Significant increases in costs could increase financing needs and otherwise adversely affect AEP’s business, financial position, results of operation or cash flows. See Note 4 – Rate Matters for additional information.

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

AEP is exposed to nuclear generation risk. (Applies to AEP and I&M)

I&M owns the Cook Plant, which consists of two nuclear generating units for a rated capacity of 2,296 MWs, or about a tenth of the regulated generating capacity in the AEP System as of December 31, 2024.  AEP and I&M are, therefore, subject to the risks of nuclear generation, which include the following:

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

A substantial portion of the receivables of AEP Texas is concentrated in a small number of REPs, and any delay or default in payment could adversely affect its cash flows, financial condition and results of operations. (Applies to AEP and AEP Texas)

AEP Texas collects receivables from the distribution of electricity from REPs that supply the electricity it distributes to its customers. As of December 31, 2024, AEP Texas did business with approximately 135 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for these services or could cause them to delay such payments. AEP Texas depends on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to another REP or a provider of last resort if a REP cannot make timely payments. Applicable PUCT regulations significantly limit the extent to which AEP Texas can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in its service territory, and AEP Texas thus remains at risk for payments related to services provided prior to the shift to another REP or the provider of last resort. In 2024, AEP Texas’ two largest REPs accounted for 40% of its operating revenue. Any delay or default in payment by REPs could adversely affect cash flows, financial condition and results of operations. If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations, and claims might be made by creditors involving payments AEP Texas had received from such REP.

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
•Information technology failure, including failure of artificial intelligence technology, that impairs AEP’s information technology infrastructure or disrupts normal business operations.
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

AEP and its third-party vendors have been subject, and will likely continue to be subject, to attempts to gain unauthorized access to their technology systems and confidential data or to attempts to disrupt utility and related business operations. While there have been immaterial incidents of phishing, unauthorized access to technology systems, financial fraud and disruption of remote access across the AEP subsidiaries, there has been no material impact on business or operations from these attacks to date. Similarly, some of AEP’s third-party vendors have experienced cybersecurity incidents, though such incidents have not, to AEP’s knowledge, resulted in a material impact to AEP to date. However, AEP cannot guarantee that security efforts will detect or prevent future breaches, operational incidents, or other breakdowns of technology systems and network infrastructure and cannot provide any assurance that such incidents will not have a material adverse effect in the future. While AEP maintains insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damages experienced. Also, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events is evolving as the industry matures.

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

The failure of AEP or third-party vendor information technology systems, or the failure to enhance existing information technology systems and implement new technology, could adversely affect AEP. (Applies to all Registrants)

AEP’s operations are dependent upon the proper functioning of its internal systems, including the information technology systems that support our underlying business processes. Any significant failure or malfunction of such information technology systems may result in disruptions of our operations. In the ordinary course of business, we rely on information technology systems, including the internet and third-party hosted services, to support a variety of business processes and activities and to store sensitive data, including (i) intellectual property, (ii) proprietary business information, (iii) personally identifiable information of our customers, employees, retirees and shareholders and (iv) data with respect to invoicing and the collection of payments, accounting, procurement and supply chain activities. Our information technology systems are dependent upon global communications and cloud service providers, as well as their respective vendors, many of whom have at some point experienced significant system failures and outages in the past and may experience such failures and outages in the future. These providers’ systems are susceptible to cybersecurity and data breaches, outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Failure to prevent or mitigate data loss from system failures or outages could materially affect AEP’s results of operations, financial position and cash flows.

The amount of taxes imposed on AEP could change. (Applies to all Registrants)

AEP is subject to income taxation at the federal level and by certain states and municipalities. In determining AEP’s income tax liability for these jurisdictions, management monitors changes to the applicable tax laws and related regulations, including tax incentives and credits designed to support the sale of energy from utility scale renewable energy facilities. While management believes AEP complies with current prevailing laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on the company. At the Federal level, management is monitoring the potential for changes in current tax policy, including tax rates, tax credits and incentives. Any adverse developments in tax laws, incentives, credits or regulations, including legislative changes, judicial holdings or administrative interpretations, could have a material and adverse effect on financial condition and results of operations.

If AEP is unable to access capital markets or insurance markets on reasonable terms, it could reduce future net income and cash flows and negatively impact financial condition. (Applies to all Registrants)

AEP relies on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows or proceeds from the strategic sale of assets and investments, including subsidiaries or portions thereof, such as the announced transaction involving a noncontrolling interest in IMTCo and OHTCo. AEP also relies on access to insurance markets to assist in managing its risk and liability profile. Volatility, increased interest rates and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness. In addition, AEP has exposure to international banks, including those in Europe, Canada and Asia. Disruptions in these markets could reduce or restrict the AEP’s ability to secure sufficient liquidity or secure liquidity at reasonable terms. As of December 31, 2024, approximately 8%, 25% and 16% of the Registrants’ available credit facilities were with European, Canadian, and Asian banks, respectively.

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

Our financial position may be adversely impacted if announced dispositions do not occur as planned. (Applies to AEP)

Any planned sale of assets and investments, including the announced transaction involving a noncontrolling interest in IMTCo and OHTCo, may not occur for any number of reasons beyond our control, including regulatory approval. If the transaction is unable to be completed, it could reduce future expected cash flows and impact financial condition.

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

Further, deteriorating economic conditions triggered by any cause, including tariffs, generally result in reduced consumption by customers, particularly industrial customers who may curtail operations or cease production entirely, while an expanding economic environment generally results in increased revenues.  The current administration has implemented tariffs on certain imported goods and may impose additional tariffs. As a result, prevailing economic conditions may reduce future net income and cash flows and negatively impact financial condition.

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

Supply chain disruptions, tariffs and inflation could negatively impact our operations and corporate strategy. (Applies to all Registrants)

AEP’s operations and business plans depend on the global supply chain to procure the equipment, materials and other resources necessary to build and provide services in a safe and reliable manner. The delivery of components, materials, equipment and other resources that are critical to AEP’s business operations and corporate strategy has been restricted by domestic and global supply chain upheaval. This has resulted in the shortage of critical items. International tensions from any source, including the ramifications of regional conflict or increased tariffs, could further exacerbate the global supply chain upheaval. These disruptions and shortages could adversely impact business operations and corporate strategy. The current administration has implemented tariffs on certain imported goods and may impose additional tariffs. The constraints in the supply chain could restrict the availability and delay the construction, maintenance or repair of items that are needed to support normal operations or are required to execute on AEP’s corporate strategy for continued capital investment in utility equipment and impact AEP’s strategy to transition its generation fleet. These disruptions and constraints could reduce future net income and cash flows and possibly harm AEP’s financial condition.

The United States economy has been in an elevated inflationary environment and supply chain disruptions have contributed to higher prices of components, materials, equipment and other needed commodities. A prolonged continuation or a further increase in the severity of supply chain and inflationary disruptions, including increased tariffs, could result in additional increases in the cost of certain goods, services and cost of capital and further extend lead times. AEP typically recovers increases in capital expenses from customers through rates in regulated jurisdictions. Failure to recover increased capital costs could reduce future net income and cash flows and possibly harm AEP’s financial condition. Increases in inflation raises our costs for labor, materials and services, and failure to secure these on reasonable terms may adversely impact our financial condition.

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

Failure to attract and retain an appropriately qualified workforce could harm results of operations. (Applies to all Registrants)

Certain events, such as an aging workforce without appropriate replacements, mismatch of skillset or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include potential higher rates of existing employee departures, lack of resources, loss of knowledge and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate the business. If AEP is unable to successfully attract and retain an appropriately qualified workforce, operations may be negatively impacted and future net income and cash flows may be reduced.

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

The occurrence of one or more wildfires could cause tremendous loss, impact the market value and credit ratings of our securities and have a material adverse effect on our financial condition. (Applies to all Registrants)

More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. AEP’s infrastructure could pose risks to safety and system reliability and wildfire mitigation initiatives may not be successful or effective in preventing or reducing wildfire-related events. Wildfires can occur even when effective mitigation procedures are followed. Despite AEP’s early-stage wildfire mitigation initiatives, a wildfire could be ignited, spread and cause damages, which could subject AEP to significant liability. Other potential risks associated with wildfires include the inability to secure sufficient insurance coverage, increased costs for insurance and mitigation efforts, regulatory recovery risk, litigation risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.

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

Management cannot predict the outcome of the legal proceedings relating to AEP’s business activities. (Applies to all Registrants)

AEP is involved in legal proceedings, claims and litigation arising out of its business operations, the most significant of which are summarized in Note 6 - Commitments, Guarantees and Contingencies.  Adverse outcomes in these proceedings could require significant expenditures that could reduce future net income and cash flows and negatively impact financial condition.

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

The litigation has been consolidated into a multi-district litigation (MDL) proceeding in Texas state court. The judge overseeing the MDL issued an initial case management order and stayed discovery. Two appeals regarding motions to dismiss the plaintiffs’ claims filed in representative cases by AEP Texas and other similarly situated defendants are currently pending; resolution of either of these appeals in favor of AEP Texas would result in dismissal of the plaintiffs’ claims against AEP Texas in those cases. A separate appeal regarding a motion to dismiss filed on behalf of the three formerly AEP-owned wind farms and other similarly situated defendants is also pending; resolution of this appeal in favor of the three wind farms would result in dismissal of the plaintiffs’ claims against the wind farms in those cases. Management is unable to predict the course or outcome of these or any future litigation or investigations or their impact, if any, on future results of operations, financial condition and cash flows.

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

AEPTCo depends on AEP affiliates for a substantial portion of its revenues. (Applies to AEPTCo)

AEPTCo’s principal transmission service customers are AEP affiliates. Management expects that these affiliates will continue to be AEPTCo’s principal transmission service customers for the foreseeable future. For the year ended December 31, 2024, AEP affiliates were responsible for approximately 80% of the consolidated transmission revenues of AEPTCo.

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

AEP is committed to providing reliable affordable power to its customers. To achieve this, AEP and its subsidiaries routinely meet with state regulators and key stakeholders to understand their needs for both dispatchable and renewable generation resources. This process evaluates, amongst other things, future supply and demand fundamentals, the economic aspects of investments, grid reliability and resilience, regulations and evolving RTO requirements, the advancement of generation technologies, and market impacts and constraints. As part of the regulatory process, AEP routinely submits IRPs in various regulatory jurisdictions to address future generation needs. The objective of the IRPs is to recommend future generation and capacity resources that provide the most cost-efficient and reliable power to customers. AEP remains committed to making generation and capacity resource decisions that provide the most cost-efficient and reliable power to customers, irrespective of any specific carbon-reduction goal. Based on the assumptions used in the most recent analysis, AEP expects that its Scope 1 GHG emissions will be reduced by 80% by 2030 (from a 2005 baseline).

AEP’s GHG reduction efforts are predicated on the combined preferences of the eleven states that we operate in. AEP has made significant progress in reducing GHG emissions from its power generation fleet and while we aspire to be at net-zero Scope 1 and 2 emissions by 2045, our performance will ultimately be driven by the needs and desires of the states we serve. AEP is engaging with regulators and policymakers and our decisions around generation resources are reflected in the preferences of these states. AEP has embraced the advancement of low-carbon generation solutions where supported, which may include early-stage projects to bring small modular nuclear reactors to Virginia and Indiana as an example. Further advancement of affordable new generation technologies and a market for offsets, as well as continued alignment with our states, would be required to achieve net-zero emissions.

AEP’s results of operations could be materially adversely affected to the extent that new federal or state laws or regulations impose any new greenhouse gas emission limits. Any future limits on greenhouse gas emissions could create substantial additional costs in the form of taxes or emissions allowances, require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities and/or could cause AEP to retire generating capacity prior to the end of its estimated useful life. Although AEP typically recovers environmental expenditures, there can be no assurance in the future that AEP can recover such costs which could reduce future net income and cash flows and possibly harm financial condition. Further, real or alleged violations of environmental regulations, including those related to climate change, or an inability to meet AEP’s voluntary climate aspirations, could adversely impact AEP’s reputation, reduce future net income and cash flows and harm financial condition.

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

OVEC may require additional liquidity and other capital support.  (Applies to AEP, APCo, I&M and OPCo)

AEP and several nonaffiliated utility companies own OVEC. The Inter-Company Power Agreement (ICPA) defines the rights and obligations and sets the power participation ratio of the parties to it. Under the ICPA, parties are entitled to receive and are obligated to pay for all OVEC capacity (approximately 2,400 MWs) in proportion to their respective power participation ratios. The aggregate power participation ratio of APCo, I&M and OPCo is 43.47%. If a party fails to make payments owed by it under the ICPA, OVEC may not have sufficient funds to honor its payment obligations, including its ongoing operating expenses as well as its indebtedness. As of December 31, 2024, OVEC has outstanding indebtedness of approximately $997 million, of which APCo, I&M and OPCo are collectively responsible for $433 million through the ICPA. Although they are not an obligor or guarantor, APCo, I&M and OPCo are responsible for their respective ratio of OVEC’s outstanding debt through the ICPA and if OVEC’s indebtedness is accelerated for any reason, there is risk that APCo, I&M and/or OPCo may be required to pay some or all of such accelerated indebtedness in amounts equal to their aggregate power participation ratio of 43.47%.

New climate disclosure rules proposed by the U.S. Securities and Exchange Commission may increase our costs of compliance and adversely impact our business. (Applies to all Registrants)

On March 24, 2024, the SEC adopted new rules relating to the disclosure of a range of climate-related risks. The rules have been challenged in court and are currently stayed. At this time AEP cannot predict the costs of implementation or any potential adverse impacts resulting from the rule as adopted. To the extent these rules or any replacement rules are adopted, AEP could incur increased costs relating to the assessment and disclosure of climate-related risks. AEP may also face increased litigation risks related to disclosures made pursuant to any rules that are implemented. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon-intensive sectors.

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

The operations of AEP’s electric utility subsidiaries are subject to extensive and rigorous mandatory cyber and physical security requirements that are developed and enforced by NERC to protect grid security and reliability. Cook Plant is also subject to NRC regulation for cybersecurity. AEP’s enterprise-wide security program includes cyber and physical security and incorporates many of the guidelines set forth in the National Institute of Standards and Technology Cybersecurity Framework. AEP'’s Chief Security Officer (CSO) has accountability for cyber aspects of third-party risk and data loss prevention and is also its NERC Critical Infrastructure Protection Senior Manager, who is responsible for ensuring alignment of compliance with the enterprise-wide security program. AEP’s CSO possesses extensive experience across cybersecurity, risk and data controls and infrastructure engineering. AEP’s CSO was the Chief Security Officer at Bread Financial Holdings, Inc., a publicly registered financial services company, and an executive director of cyber security at JPMorgan Chase & Co. prior to joining AEP.

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

AEP has undertaken a variety of actions to monitor and address cyber-related risks. Cybersecurity and the effectiveness of AEP’s cybersecurity processes are reviewed annually with the Board of Directors and at several meetings throughout the year with the Technology Committee of the Board, the principal committee that exercises oversight with respect to these matters. AEP’s Chief Executive Officer and executive team participate in interactive threat briefings from AEP’s CSO and/or Chief Information & Technology Officer on a regular basis. AEP’s strategy and procedure for managing cyber-related risks is integrated within its enterprise risk management processes. These procedures are designed to ensure that any material information regarding potentially relevant cyber incidents is elevated in a timely manner both to the appropriate leadership and, where applicable, to our external financial reporting and disclosure team. AEP’s enterprise-wide security program continually adjusts staff and resources in response to the evolving threat landscape. The costs for such investments are material and have remained generally consistent over time, a pattern that is expected to continue. In addition, AEP maintains cyber liability insurance to cover certain damages caused by cyber incidents.

AEP’s CSO leads the cybersecurity and physical security teams which are responsible for the design, implementation and execution of AEP’s security risk management strategy, which includes cybersecurity. AEP’s cybersecurity team operates a 24/7 Cybersecurity Intelligence and Response Center responsible for monitoring the AEP System for cyber risks and threats. The cybersecurity team constantly scans the AEP System for cyber risks and threats. In addition, under the direction of the CSO, the cybersecurity team actively monitors best practices, performs penetration testing, leads response exercises and internal awareness campaigns and provides training and communication across the organization. AEP’s security awareness training is mandatory for all employees and includes regular phish email testing to train employees to identify malicious emails that could put AEP at risk.

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

ITEM 2.   PROPERTIES

GENERATION FACILITIES

The tables below summarize the net maximum capacity of AEP's owned generation plants as of December 31, 2024. AEP subsidiaries serve customer electricity needs from these facilities and from purchased power in the PJM and SPP markets based on demand and other economic conditions. AEP's regulated subsidiaries have approved recovery mechanisms in retail jurisdictions that recover the cost of prudently incurred fuel, purchased power and other expenses.

Vertically Integrated Utilities Segment

AEGCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Rockport (a)	2	IN	Steam - Coal	1,310	1984

(a)AEGCo owns a 50% interest in the Rockport Plant units. I&M owns the remaining 50%. Figures presented reflect only the portion owned by AEGCo.

APCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Ceredo	6	WV	Natural Gas	516	2001
Dresden	3	OH	Natural Gas	665	2012
Smith Mountain	5	VA	Pumped Storage	585	1965
Amos	3	WV	Steam - Coal	2,950	1971
Mountaineer	1	WV	Steam - Coal	1,320	1980
Clinch River	2	VA	Steam - Natural Gas	465	1958
Hydro (Various Plants)	Various	VA	Hydro	158	1906-1964
Hydro (Various Plants)	Various	WV	Hydro	53	1935-1938
Amherst	NA	VA	Solar	5	2023
Total MWs				6,717

I&M
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Rockport (a)	2	IN	Steam - Coal	1,310	1984
Cook	2	MI	Steam - Nuclear	2,296	1975
Hydro (Various Plants)	Various	IN	Hydro	7	1904-1913
Hydro (Various Plants)	Various	MI	Hydro	13	1908-1923
Solar (Various Plants)	NA	IN	Solar	31	2016-2021
Solar (Various Plants)	NA	MI	Solar	5	2016
Total MWs				3,662

(a)I&M owns a 50% interest in the Rockport Plant units. AEGCo owns the remaining 50%. Figures presented reflect only the portion owned by I&M.
NA    Not applicable.

KPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mitchell (a)	2	WV	Steam - Coal	780	1971
Big Sandy	1	KY	Steam - Natural Gas	295	1963
Total MWs				1,075

(a)KPCo owns a 50% interest in the Mitchell Plant units.  WPCo owns the remaining 50%. Figures presented reflect only the portion owned by KPCo.

PSO
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Comanche	3	OK	Natural Gas	238	1973
Northeastern, Unit 1	1	OK	Natural Gas	470	1961
Riverside, Units 3 and 4	2	OK	Natural Gas	160	2008
Southwestern, Units 4 and 5	2	OK	Natural Gas	166	2008
Weleetka	2	OK	Natural Gas	75	1975
Northeastern, Unit 3	1	OK	Steam - Coal	472	1979
Northeastern, Unit 2	1	OK	Steam - Natural Gas	435	1961
Riverside, Units 1 and 2	2	OK	Steam - Natural Gas	879	1974
Southwestern, Units 1, 2 and 3	3	OK	Steam - Natural Gas	446	1952
Tulsa	2	OK	Steam - Natural Gas	318	1956
North Central Wind Energy Facilities (a)	NA	OK	Wind	675	2021-2022
Rock Falls	NA	OK	Wind	155	2017
Total MWs				4,489

(a)PSO owns a 45.5% interest and SWEPCo owns the remaining 54.5% interest in Sundance, Maverick and Traverse.  Figures presented reflect only the portion owned by PSO.
NA    Not applicable.

SWEPCo
Plant Name	Units	State	Fuel Type	Net Maximum Capacity (MWs)	Year Plant or First Unit Commissioned
Mattison	4	AR	Natural Gas	314	2007
Stall	3	LA	Natural Gas	534	2010
Flint Creek (a)	1	AR	Steam - Coal	259	1978
Turk (a)	1	AR	Steam - Coal	477	2012
Welsh (b)	2	TX	Steam - Coal	1,056	1977
Arsenal Hill	1	LA	Steam - Natural Gas	111	1960
Knox Lee	1	TX	Steam - Natural Gas	344	1950
Lieberman	3	LA	Steam - Natural Gas	219	1947
Wilkes	3	TX	Steam - Natural Gas	889	1964
North Central Wind Energy Facilities (c)	NA	OK	Wind	809	2021-2022
Diversion Wind Farm	NA	TX	Wind	201	2024
Total MWs				5,213

(a)Jointly-owned with nonaffiliated entities.  Figures presented reflect only the portion owned by SWEPCo. The Arkansas jurisdictional portion of SWEPCo’s interest in Turk Plant is not in rate base.

(b)In November 2020, management announced it will cease using coal at the Welsh Plant in 2028. In December 2024, SWEPCo filed an application for a Certificate of Convenience and Necessity (CCN) with the APSC, LPSC and PUCT to convert Welsh Plant, Units 1 and 3 to natural gas in 2028 and 2027, respectively.
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

CONSTRUCTION PROGRAM

With input from its state utility commissions, AEP subsidiaries continuously assess the adequacy of their transmission, distribution, generation and other facilities to plan and provide for the reliable supply of electric power and energy to its customers.  In this assessment process, assumptions are continually being reviewed as new information becomes available and assessments and plans are modified, as appropriate.  AEP forecasts approximately $11.5 billion of construction expenditures for 2025. Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews, inflation and the ability to access capital.  See the “Budgeted Capital Expenditures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

POTENTIAL UNINSURED LOSSES

Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to AEP’s generation plants and costs of replacement power.  Unless allowed to be recovered through rates, future losses or liabilities which are not completely insured could reduce net income and impact the financial conditions of AEP and subsidiaries.  For risks related to owning a nuclear generating unit, see the “Nuclear Contingencies” section of Note 6 - Commitments, Guarantees and Contingencies for additional information.

ITEM 3.   LEGAL PROCEEDINGS

For a discussion of material legal proceedings, see Note 6 - Commitments, Guarantees and Contingencies for additional information.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AEP

In addition to the AEP Common Stock Information section below, the remaining information required by this item is incorporated herein by reference to (i) the material under the “Dividend Policy and Restrictions” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) Note 16 Stock-Based Compensation.

During the quarter ended December 31, 2024, neither AEP nor its publicly-traded subsidiaries purchased or issued equity securities that are registered by AEP or its publicly-traded subsidiaries pursuant to Section 12 of the Exchange Act other than in amounts that were not material as described in Note 16 referenced above.

AEP Texas, APCo, I&M, OPCo, PSO and SWEPCo

The common stock of these companies is held solely by AEP.  For more information see the “Dividend Restrictions” section of Note 15 - Financing Activities.

AEPTCo

AEP owns the entire interest in AEPTCo through its wholly-owned subsidiary AEP Transmission Holdco.

AEP COMMON STOCK INFORMATION

AEP common stock is principally traded using the trading symbol “AEP” on the NASDAQ Stock Market.  As of December 31, 2024, AEP had 44,820 registered shareholders. The performance graph below compares the cumulative total return among AEP, the S&P 500 Index and the S&P 500 Utilities (Sector) Index over a five year period. The performance graph assumes an initial investment of $100 on December 31, 2019 and that all dividends were reinvested.

Source: S&P Dow Jones Indices LLC. Data as of December 31, 2024. Past performance is no guarantee of future results. Chart provided for illustrative purposes.

ITEM 6.   RESERVED

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AEP

The information required by this item is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations. Year-to-year comparisons between 2023 and 2022 have been omitted from this Form 10-K but may be found in "Management's Discussion and Analysis of Financial Condition" in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2023, which specific discussion is incorporated herein by reference.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(a).  Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

The information required by this item is incorporated herein by reference to the material under the “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2024 Annual Reports

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
•Approximately 40,000 circuit miles of transmission lines, including approximately 2,100 circuit miles of 765 kV lines, the backbone of the electric interconnection grid in the eastern United States.
•Approximately 23,000 MWs of regulated owned generating capacity as of December 31, 2024, one of the largest complements of generation in the United States.

AEP is committed to executing its strategy to provide customers with reliable, affordable power. AEP’s vision is focused on six core principles:

•Delivering industry leading customer service.
•Providing a safe and secure workplace for our engaged, trained and developed employees.
•Environmental respect through creative sustainable energy solutions.
•Regulatory and legislative integrity that achieves balanced regulatory outcomes and provides trusted industry leadership.
•Operational excellence.
•Strong financial discipline that drives value for customers and investors.

AEP is at the forefront of the energy industry’s transformation. AEP’s core strategy is focused on three pillars: 1) reinvestment in core assets, 2) investment in growth opportunities and 3) acquisition of new assets. Highlights of AEP’s strategy include:

•The announcement of a five-year, $54 billion capital investment plan that continues to build the energy grid of the future.
•Adding more than 20,000 MWs of diverse generation resources through 2034 to support resource adequacy, resiliency, affordability and the increasing customer demand for power driven by data processors and economic development.
•Building a culture of accountability and operational excellence to effectively support regulated operations and enhance customer service.
•Maintaining a strong balance sheet and achieving our financial targets.

AEP CONSOLIDATED RESULTS OF OPERATIONS

2024 Compared to 2023

Earnings Attributable to AEP Common Shareholders increased from $2.2 billion in 2023 to $3.0 billion in 2024 primarily due to:

•A favorable impact from the receipt of PLRs in 2024 related to the treatment of NOLCs in retail rate making. See “NOLCs in Retail Jurisdictions - IRS PLRs” section below for additional information.
•Favorable rate proceedings in AEP’s various jurisdictions.
•Investment in transmission assets, which resulted in higher revenues and income.
•An increase in sales volumes driven by favorable weather.
•Unfavorable regulatory decisions in Texas, West Virginia and at FERC in 2023.
•A loss on the sale of the competitive contracted renewables portfolio in 2023.

These increases were partially offset by:

•A revenue refund provision related to SWEPCo’s 2012 Texas Base Rate Case and the Turk Plant.
•An increase in operating expenses due to the Federal EPA’s revised CCR rule finalized in May 2024.
•An increase in severance expenses and pension settlement expenses resulting from the voluntary severance program announced in April 2024.

See “Results of Operations” section for additional information by operating segment.

RECENT DEVELOPMENTS AND TRANSACTIONS

Noncontrolling Interest in OHTCo and IMTCo (Applies to AEP and AEPTCo)

In January 2025, AEP announced a partnership between nonaffiliated entities to acquire a 19.9% indirect noncontrolling interest in OHTCo and IMTCo for $2.82 billion. Net proceeds will be used to help finance AEP’s $54 billion capital plan for 2025-2029, announced in November 2024, driven by transmission and distribution infrastructure upgrades and new generation to support anticipated load growth. The transaction is subject to FERC approval and clearance from the Committee on Foreign Investment in the United States. AEP expects to close on the transaction in the second half of 2025. If the transaction does not close, it could reduce expected future cash flows and impact financial condition.

Acquisition of the Diversion Wind Farm

In December 2024, SWEPCo acquired 100% of the equity interests in Diversion Wind Energy, LLC, the owner of Diversion wind farm. The Diversion wind farm is a newly constructed 201 MW wind facility located in Baylor County, Texas and was placed in service in December 2024. Output from Diversion serves FERC wholesale load and retail customers in Arkansas and Louisiana. SWEPCo’s Louisiana jurisdictional share of the Diversion revenue requirement, net of PTC benefit, is recoverable through an authorized rider until the amounts are reflected in base rates. Recovery of the Arkansas portion of the Diversion revenue requirement is expected to begin in 2026 through base rates. See the “Diversion Wind Farm” section of Note 7 for additional information.

Disposition of AEP Onsite Partners

In May 2024, AEP signed an agreement to sell AEP OnSite Partners to a nonaffiliated third-party. AEP OnSite Partners targets opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions. In September 2024, AEP completed the sale to a nonaffiliated third-party and received cash proceeds of approximately $318 million, net of taxes and transaction costs. The proceeds were used to pay down short-term debt. See the “Disposition of AEP OnSite Partners” section of Note 7 for additional information.

Fuel Cell Agreement

In November 2024, AEP executed a purchase agreement to acquire 100 MWs of solid oxide fuel cells with an option to acquire up to one gigawatt in total by the end of 2025. AEP, through its utility subsidiaries, is offering data centers and other large customers this custom solution to support their growing energy needs while grid infrastructure enhancements are completed to accommodate demand. Through the date of this filing OPCo has signed multiple contracts for electricity service from fuel cells with customers and is filing those contracts with the PUCO for approval. See “AEP Development Services (Applies to OPCo)” section of Note 18 for additional information.

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

Beginning in the second quarter of 2024 and continuing until the NOLC revenue requirement is in rates, AEP is recognizing additional regulatory assets related to revenue requirement amounts to be collected from customers. Through December 31, 2024, AEP has recognized NOLC regulatory assets of $93 million.

In the second quarter of 2024, requests seeking to establish a recovery mechanism for these regulatory assets were filed in Indiana, Oklahoma and Texas. Certain intervenors in each jurisdiction have challenged the recovery or have proposed ratemaking treatment that would offset the recovery of the regulatory assets. In the fourth quarter of 2024, hearings on the merits were held in Indiana and Oklahoma. In January 2025, a second hearing on the merits in Oklahoma was held. A hearing is scheduled for the first quarter of 2025 in Texas.

Voluntary Severance Program

In April 2024, management announced a voluntary severance program designed to achieve a reduction in the size of AEP’s workforce. Approximately 7,400 of AEP’s 16,800 employees were eligible to participate in the program. Approximately 1,000 employees chose to take the voluntary severance package and substantially all terminated employment in July 2024. The severance program provides two weeks of base pay for every year of service with a minimum of four weeks and a maximum of 52 weeks of base pay. Certain positions impacted by the voluntary severance program have been and will continue to be refilled to maintain safe, effective and efficient operations. Net savings from the program will help offset increasing operating expenses and high interest costs in order to keep electricity costs affordable for customers. AEP recorded a $122 million pretax expense in the second quarter of 2024 related to this voluntary severance program. The Registrants paid $118 million of the severance benefits in the second half of 2024. In addition, AEP also recognized a settlement charge of $90 million in 2024 due to the remeasurement of pension obligations driven by the voluntary severance program. AEP will seek recovery for the portion of the expense related to regulated operations. See Note 14 - Voluntary Severance Program for additional information.

Customer Demand

AEP uses sales volumes by customer class as a way to measure drivers of customer demand. In 2024, AEP experienced an increase in customer demand for power driven by the growth in new data processing loads and economic development in the commercial customer class. AEP currently forecasts continued growth in customer demand in 2025. The percentage change and forecasted percentage change in sales volumes by customer class are shown in the table below.

(a)Percentage change for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
(b)Forecasted percentage change for the year ending December 31, 2025 compared to the year ended December 31, 2024.
(c)The commercial sales growth is primarily due to new data processor loads and economic development.

Large Load and Data Center Tariffs

In July 2024, I&M submitted an application to the IURC to modify its Industrial Power Tariff to incorporate terms and conditions of service that would apply to large load customers with a load, individually or in the aggregate, greater than 150 MW. Among other things, the proposal aimed to extend the duration of electric service agreements (ESAs), implement higher minimum demand charges compared to current tariff provisions and address changes in contract capacity commitments and termination of service.

In November 2024, I&M, the Indiana Office of Utility Consumer Counselor and all intervening parties submitted a unanimous joint settlement agreement resolving all issues. The settlement agreement included terms that lowered the threshold for individual customer loads to 70 MW, reduced the minimum contract term to 12 years plus the load ramp period not to exceed 5 years, revised how a customer’s minimum bill would be calculated and revised terms and conditions associated with contract capacity commitments and termination of service. A hearing was held and the parties submitted a joint proposed order in December 2024. I&M anticipates an IURC decision in 2025.

In May 2024, OPCo submitted an application to the PUCO to establish new tariffs for data centers and mobile data centers that enter new retail service contracts after the tariff's effective date. Among other things, the proposal aimed to extend the duration of ESAs and implement higher minimum demand charges compared to current tariffs. In October 2024, intervening parties representing data centers and certain other parties presented a stipulation endorsing the application with certain adjustments, including broadening the tariff's applicability to all large loads (not limited to data centers) that meet specified criteria, as well as reducing the proposed minimum demand charges.

Subsequently, in October 2024, OPCo, along with the PUCO Staff, the Ohio Consumers Counsel, and additional parties, filed a separate stipulation suggesting the approval of the application with modifications. This stipulation recommended retaining the application’s proposal to apply the tariff only to data center customers and it proposed setting minimum demand charges that were higher than those proposed in the October 2024 stipulation but lower than those in the original application. Hearings were held in December 2024 and January 2025. OPCo anticipates a PUCO decision in 2025.

New Generation to Support Reliability

The growth of AEP’s regulated generation portfolio reflects the company’s commitment to meet increasing customer demand for power while balancing cost and reliability.

Significant Approved Renewable Generation Filings

AEP has received regulatory approvals from various state regulatory commissions to acquire approximately 2,303 MWs of owned renewable generation facilities, totaling approximately $5.5 billion. The estimated cost of these facilities are included in the Budgeted Capital Expenditures disclosure included in the Financial Condition section below. In addition, AEP has received regulatory approvals for 637 MWs of renewable PPAs. The following table summarizes regulatory approvals received for active renewable projects as of December 31, 2024:

Company	Generation Type	Expected Commercial Operation	Owned/PPA	Generating Capacity
				(in MWs)
APCo	Solar	2025-2027	PPA	184
APCo (a)	Wind	2025-2026	Owned	344
I&M	Solar	2026-2027	PPA	280
I&M	Solar	2027	Owned	469
I&M	Wind	2026	PPA	100
PSO (b)	Solar	2025-2026	Owned	339
PSO (b)	Wind	2025-2026	Owned	553
SWEPCo	Solar	2025	PPA	73
SWEPCo	Wind	2025	Owned	598
Total Approved Renewable Projects				2,940

(a)APCo issued notice to proceed for the construction of all 344 MWs of wind capacity.
(b)PSO has issued notices to proceed for the construction of three wind facilities and one solar facility for a combined total capacity of 742 MWs. These facilities are part of the approved projects contemplated within PSO’s 893 MWs of total new renewable generation.

Natural Gas Generation

In June 2024, PSO entered into a PSA to acquire a 795 MW combined-cycle power generation facility located in Oklahoma. The acquisition is subject to OCC pre-approval including the approval of a rider to allow asset recovery prior to the inclusion in base rates in a future rate case. In January 2025, intervenors and the OCC staff filed testimony. While the OCC staff testified that PSO established the need for the acquisition and the Oklahoma Attorney General agreed PSO considered reasonable alternatives, other recommendations included requesting additional analysis on the requirement to consider reasonable alternatives and recommending future cost caps and performance guarantees. PSO filed rebuttal testimony in January 2025 and a hearing with the OCC is scheduled to occur in March 2025. Subject to obtaining the required approvals from FERC and the OCC, PSO expects to close on the transaction by June 2025.

In December 2024, SWEPCo filed an application for a Certificate of Convenience and Necessity (CCN) with the APSC, LPSC and PUCT for the construction of the Hallsville Natural Gas Plant (450 MWs) and the fuel conversion of Welsh Plant, Units 1 and 3 to natural gas. In the application for the CCN, SWEPCo seeks to site the Hallsville Natural Gas Plant at the location of the now-retired Pirkey Power Plant. If approved, the projects will help SWEPCo address increasing SPP capacity requirements. SWEPCo estimates the combined capital cost of these projects is approximately $723 million and the projects would be placed in service between November 2027 and May 2028.

Significant Generation Requests for Proposal (RFP)

The table below includes active RFPs issued for both owned and purchased power generation. Projects selected will be subject to regulatory approval.

Company	Issuance Date	Projected In-Service Dates	Generating Capacity
			(in MWs)
PSO (a)	November 2023	2027/2028	1,500
APCo (b)	May 2024	2028	1,100
I&M (c)	September 2024	2029	4,000
Total Significant RFPs			6,600

(a)RFP is seeking 1,500 MW of SPP accredited capacity and associated energy through an all-source solicitation.
(b)RFP is seeking wind, solar, stand-alone battery energy storage systems and Renewable Energy Certificates.
(c)RFP seeks up to 4,000 MW (cumulatively) from intermittent (wind, solar), non-intermittent (dispatchable), and emerging technology resources.

Capacity Purchase Agreements

In addition to the generation projects discussed above, AEP enters into Capacity Purchase Agreements (CPA) to satisfy operating companies capacity reserve margins to serve customers. The following table includes CPA amounts under contract as of December 31, 2024, by year, for the five year period 2025-2029:

	I&M		KPCo	PSO		SWEPCo
	Natural Gas		Natural Gas	Natural Gas	Wind	Natural Gas	Wind
Delivery Start Year	(in MWs)
2025	440		85	1,150	29	500	157
2026	1,081	(a)	—	980	86	350	100
2027	210		—	260	86	300	100
2028	1,050		—	260	—	300	—
2029	1,050		—	260	—	300	—

(a)In January 2025, I&M terminated a 481 MW and a 600 MW capacity purchase agreement.

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

Completed Base Rate Case Proceedings

		Annual
		Base Revenue	Approved	New Rates
Company	Jurisdiction	Increase	ROE	Effective
		(in millions)
I&M	Indiana	$42.6 (a)	9.85%	May 2024
I&M	Michigan	17.3	9.86%	July 2024
AEP Texas	Texas	70.0	9.76%	October 2024
APCo	Virginia	9.8	9.75%	January 2025
PSO	Oklahoma	119.5	9.5%	October 2024

(a)A two-step increase in Indiana rates with a $28 million annual increase effective May 2024 with the remaining $15 million annual increase effective in January 2025 subject to I&M’s level of electric plant in service as of December 31, 2024 in comparison to I&M’s 2024 forecasted test year.

Pending Base Rate Case Proceedings

			Annual
		Filing	Base Revenue	Requested
Company	Jurisdiction	Date	Increase Request	ROE
			(in millions)
APCo	West Virginia	November 2024	$250.5	10.8%
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

In December 2023, the PUCT approved a preliminary order stating the PUCT will not address SWEPCo’s request that would allow the PUCT to find cause to allow SWEPCo to exceed the Texas jurisdictional capital cost cap in the current remand proceeding. As a result of the PUCT’s approval of the preliminary order, SWEPCo recorded a pretax, non-cash probable disallowance of $86 million in the fourth quarter of 2023.

The PUCT’s December 2023 approval of the preliminary order determined that it will address, in the ongoing PUCT remand proceeding, any potential revenue refunds to customers that may be required by future PUCT orders. On March 1, 2024, SWEPCo filed supplemental direct testimony with the PUCT in response to the December 2023 preliminary order. On March 8, 2024, intervenors and the PUCT staff filed a motion with the PUCT to strike portions of SWEPCo’s October 2023 direct testimony and March 2024 supplemental direct testimony. On March 19, 2024, the ALJ granted portions of the motion, which included removal of testimony supporting SWEPCo’s position that refunds were not appropriate. On March 28, 2024, SWEPCo filed an appeal of the ALJ decision with the PUCT. In April 2024, intervenors and PUCT staff submitted testimony recommending customer refunds through December 2023 ranging from $149 million to $197 million, including carrying charges, with refund periods ranging from 18 months to 48 months. In May 2024, the PUCT denied SWEPCo’s appeal of the ALJ’s March 2024 decision. In the second quarter of 2024, based on the PUCT’s decision, SWEPCo recorded a one-time, probable revenue refund provision of $160 million, including interest, associated with revenue collected from February 2013 through December 2023. In June 2024, SWEPCo and parties to the remand proceeding reached an agreement in principle that would resolve all issues in the case. In October 2024, SWEPCo filed the settlement agreement with the PUCT. Under the settlement agreement, SWEPCo would refund, over a two-year period, $148 million, including interest, associated with revenue collected from February 2013 through December 2023 and remove AFUDC in excess of the Texas jurisdictional capital cost cap from rate base. In January 2025, the settlement agreement was approved by the PUCT.

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

Kentucky Securitization Case

In January 2024, the KPSC issued a financing order approving KPCo’s request to securitize certain regulatory assets balances as of the time securitization bonds are issued and concluding that costs requested for recovery through securitization were prudently incurred. The KPSC’s financing order includes certain additional requirements related to securitization bond structuring, marketing, placement and issuance that were not reflected in KPCo’s proposal. In accordance with Kentucky statutory requirements and the financing order, the issuance of the securitized bonds is subject to final review by the KPSC after bond pricing. KPCo expects to proceed with the securitized bond issuance process and to complete the securitization process in the first half of 2025, subject to market conditions. As of December 31, 2024, regulatory asset balances expected to be recovered through securitization total $491 million and include: (a) $303 million of plant retirement costs, (b) $79 million of deferred storm costs related to 2020, 2021, 2022 and 2023 major storms, (c) $50 million of deferred purchased power expenses, (d) $57 million of under-recovered purchased power rider costs and (e) $2 million of deferred issuance-related expenses, including KPSC advisor expenses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

KPCo Fuel Adjustment Clause (FAC) Review

In December 2023, KPCo received intervenor testimony in its FAC review for the two-year period ending October 31, 2022, recommending a disallowance ranging from $44 million to $60 million of its total $432 million purchased power cost recoveries as a result of proposed modifications to the ratemaking methodology that limits purchased power costs recoverable through the FAC. In November 2024, KPCo and intervening parties entered into a settlement agreement whereby KPCo agreed to provide customer rate credits, which will reduce FAC costs otherwise recoverable in 2025 and 2026, for a combined $17 million over the periods January 2025 through April 2025 and January 2026 through April 2026 based on actual customer usage. In December 2024, the KPSC issued an order approving the settlement agreement without modification.

Ohio House Bill 6 (HB 6)

In July 2019, HB 6, which offered incentives for power-generating facilities with zero or reduced carbon emissions, was signed into law by the Ohio Governor. HB 6 terminated energy efficiency programs as of December 31, 2020, including OPCo’s shared savings revenues of $26 million annually and phased out renewable mandates after 2026. HB 6 also provided for continued recovery of existing renewable energy contracts on a bypassable basis through 2032 and included a provision for continued recovery of OVEC costs through 2030 which is allocated to all electric distribution utility customers in Ohio on a non-bypassable basis. OPCo’s Inter-Company Power Agreement for OVEC terminates in June 2040. In July 2020, an investigation led by the U.S. Attorney’s Office resulted in a federal grand jury indictment of the Speaker of the Ohio House of Representatives, Larry Householder, four other individuals, and Generation Now, an entity registered as a 501(c)(4) social welfare organization, in connection with an alleged racketeering conspiracy involving the adoption of HB 6. Certain defendants in that case had previously plead guilty and, in March 2023, a federal jury convicted Larry Householder and another individual of participating in the racketeering conspiracy. In February 2024, an Ohio grand jury indictment charged certain former FirstEnergy executives and the former PUCO Chairman and related entities with various crimes, including bribery. In January 2025, a federal grand jury indictment charged certain former FirstEnergy executives with a racketeering conspiracy based on similar allegations. In 2021, four AEP shareholders filed derivative actions purporting to assert claims on behalf of AEP against certain AEP officers and directors. In April 2024, AEP reached an agreement with the four shareholders to fully and finally resolve the derivative actions, and the settlement of those actions was approved in October 2024. See “Litigation Related to Ohio House Bill 6” section of Litigation below for additional information.

In March 2021, the Governor of Ohio signed legislation that, among other things, repealed the payments to the nonaffiliated owner of Ohio’s nuclear power plants that were previously authorized under HB 6. The new legislation, House Bill 128, went into effect in May 2021 and leaves unchanged other provisions of HB 6 regarding energy efficiency programs, recovery of renewable energy costs and recovery of OVEC costs. To the extent that the law changes or OPCo: (a) is unable to recover the costs of renewable energy contracts on a bypassable basis by the end of 2032 or (b) is unable to recover costs of OVEC after 2030, it could reduce future net income and cash flows and impact financial condition.

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

In April 2024, AEP reached an agreement with the four shareholders to fully and finally resolve the Derivative Actions and the Litigation Demand, and all claims asserted or that could have been asserted by any AEP shareholder based on the facts alleged, in the manner and upon the terms and conditions set forth in the settlement documents (the Settlement). In July 2024, the U.S. District Court preliminarily approved the Settlement. The Settlement includes a payment of $450 thousand for attorneys’ fees and the implementation of certain governance changes outlined in the Settlement, many of which previously had been put in place. The Settlement does not include any admission of liability. In October 2024, the District Court issued an Order and Judgment approving the Settlement and granted an Order of Dismissal with Prejudice. Under the Settlement, all Derivative Actions have been dismissed, the Litigation Demand has been withdrawn, and those matters and claims have been resolved pursuant to the terms of the Settlement.

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the passage of HB 6 and documents relating to AEP’s policies and financial processes and controls. In August 2022, AEP received a second subpoena from the SEC seeking various additional documents relating to its ongoing investigation. In January 2025, AEP and the SEC reached a settlement concluding and resolving the SEC’s investigation concerning AEP’s relationship with and statements about Empowering Ohio’s Economy, a 501(c)(4) organization and AEP’s related internal accounting and disclosure controls. Under the terms of the administrative order, in which AEP neither admits nor denies the SEC’s findings, AEP agreed to pay a civil penalty of $19 million and to cease and desist from committing or causing any violations and any future violations of the specified provisions of the federal securities laws. AEP recorded an accrual for the full amount of the penalty in the third quarter of 2024. The $19 million penalty is included in Other Operation expenses on AEP’s statements of income and in Other Current Liabilities on AEP’s balance sheet.

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

ENVIRONMENTAL ISSUES

AEP has a substantial capital investment program and incurs additional operational costs to comply with environmental control requirements.  Additional investments and operational changes will be made in response to existing and potential future requirements to reduce emissions from fossil generation and in response to rules governing the beneficial use and disposal of coal combustion by-products, clean water and renewal permits for certain water discharges. AEP is unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from the change in Presidential administrations.

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

Impact of Environmental Compliance on the Generating Fleet

The rules and environmental control requirements discussed below will have a material impact on AEP’s operations.  As of December 31, 2024, AEP owned generating capacity of approximately 23,200 MWs, of which approximately 10,700 MWs were coal-fired.  In April 2024, the Federal EPA announced four major new rules directed at fossil-fuel electric generation facilities. Management continues to evaluate the impacts of these rules on the plans for the future of AEP’s generating fleet, in particular, the economic feasibility of making the requisite environmental investments in AEP’s fossil generation fleet. AEP continues to refine the cost estimates of complying with these rules to identify the best alternative for ensuring compliance with all of the rules while meeting AEP’s obligations to provide reliable and affordable electricity.

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

The Federal EPA disapproved portions of the Texas regional haze SIP and finalized a FIP that allows participation in the CSAPR ozone season program to satisfy the NOX regional haze obligations for electric generating units in Texas. Additionally, the Federal EPA finalized an intrastate SO2 emissions trading program based on CSAPR allowance allocations. Environmental groups filed challenges to these various rulemakings in district courts in the Fifth Circuit and the District of Columbia Circuit. Management cannot predict the outcome of that litigation, although management supports the intrastate trading program as a compliance alternative to source-specific controls and intervened in the Fifth Circuit litigation in support of the Federal EPA. In July 2024, the U.S. District Court for the District of Columbia Circuit entered a consent decree setting deadlines for the Federal EPA to rule on Regional Haze SIPs for 32 states, including Texas. In September 2024, the Federal EPA signed a proposed rule to partially approve and partially disapprove the Texas SIP revision. The proposed rule was published in the Federal Register in October 2024, initiating a public comment period ending November 14, 2024. The deadline for the Federal EPA to take final action on the Texas SIP is May 30, 2025.

Cross-State Air Pollution Rule

CSAPR is a regional trading program that the Federal EPA began implementing in 2015 to address interstate transport of emissions that contribute significantly to nonattainment and interfere with maintenance of the 1997 ozone NAAQS and the 1997 and 2006 PM2.5 NAAQS in downwind states.  CSAPR relies on SO2 and NOX allowances and individual state budgets to compel further emission reductions from electric utility generating units.  Interstate trading of allowances is allowed on a restricted basis. The Federal EPA has revised, or updated, the CSAPR trading programs several times since they were established.

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

In February 2023, the Federal EPA Administrator finalized the disapproval of interstate transport SIPs submitted by 19 states, including Texas, addressing the 2015 Ozone NAAQS. The Federal EPA disapproved interstate transport SIPs submitted by additional states soon thereafter. Disapproval of the SIPs provided the Federal EPA with authority to impose a FIP for those states, replacing the SIPs that were disapproved. In August 2023, a FIP (the Good Neighbor Plan) went into effect that further revised the ozone season NOX budgets under the existing CSAPR program in states to which the FIP applies. As a result of several separate legal challenges brought by states and industry parties in various federal courts, implementation of the FIP has been stayed in all of the states in which AEP operates. In October 2024, the Federal EPA issued a final rule to administratively stay the effectiveness of the Good Neighbor Plan’s requirements for all sources covered by that rule as promulgated where an administrative stay was not already in place. The administrative stay of the Good Neighbor Plan’s effectiveness for power plants and other industrial facilities in each of the 23 states will remain in place until the Supreme Court lifts its order staying enforcement of the Good Neighbor Plan, other courts lift any judicial orders staying the SIP disapproval action as to the state, and the Federal EPA takes subsequent rulemaking action consistent with any judicial rulings on the merits. Additionally, in February 2025, the Federal EPA filed a motion with the court seeking to hold the legal challenges related to the Good Neighbor Plan in abeyance for 60 days, to allow the new administration time to review the rule. Management will continue to monitor the outcome of this litigation and the development of SIPs for any potential impact to operations.

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

AEP is in the early stages of evaluating and identifying the best strategy for complying with this and other new rules, discussed below, while ensuring the adequacy of resources to meet customer needs. The rule has been challenged by 27 states, numerous companies, trade associations and others. AEP has joined with several other utilities to challenge the rule and has asked the court to stay the rule during the litigation, and the appeals have been consolidated. In July 2024, the U.S. Court of Appeals for the District of Columbia Circuit denied those motions to stay and several parties, including AEP and other utilities, filed applications with the United States Supreme Court seeking an emergency stay. The Supreme Court denied those applications in October 2024 and the challenges to the rule before the D.C. Circuit Court of Appeals were placed on an expedited schedule, with oral arguments held in December 2024. On February 5, 2025, Federal EPA filed an unopposed motion asking the court to withhold issuing an opinion and to hold the case in abeyance for 60 days to allow the new Agency leadership to review the underlying rule. Management cannot predict the outcome of that litigation. Excessive costs to comply with environmental regulations have led to the announcement of early plant closures across the country. The Federal EPA’s new GHG rules, and suite of other new rules issued simultaneously which are discussed below, are directed at the fossil-fuel fired electric utility industry and could force AEP to close additional coal-fired generation facilities earlier than their estimated useful life. If AEP is unable to recover the costs of its investments, it would reduce future net income and cash flows and impact financial condition.

AEP is committed to providing reliable affordable power to its customers. To achieve this, AEP and its subsidiaries routinely meet with state regulators and key stakeholders to understand their needs for both dispatchable and renewable generation resources. This process evaluates, amongst other things, future supply and demand fundamentals, the economic aspects of investments, grid reliability and resilience, regulations and evolving RTO requirements, the advancement of generation technologies, and market impacts and constraints. As part of the regulatory process, AEP routinely submits IRPs in various regulatory jurisdictions to address future generation needs. The objective of the IRPs is to recommend future generation and capacity resources that provide the most cost-efficient and reliable power to customers. AEP remains committed to making generation and capacity resource decisions that provide the most cost-efficient and reliable power to customers, irrespective of any specific carbon-reduction goal. Based on the assumptions used in the most recent analysis, AEP expects that its Scope 1 GHG emissions will be reduced by 80% by 2030 (from a 2005 baseline).

AEP’s GHG reduction efforts are predicated on the combined preferences of the eleven states that we operate in. AEP has made significant progress in reducing GHG emissions from its power generation fleet and while we aspire to be at net-zero Scope 1 and 2 emissions by 2045, our performance will ultimately be driven by the needs and desires of the states we serve. AEP is engaging with regulators and policymakers and our decisions around generation resources are reflected in the preferences of these states. AEP has embraced the advancement of low-carbon generation solutions where supported, which may include early-stage projects to bring small modular nuclear reactors to Virginia and Indiana as an example. Further advancement of affordable new generation technologies and a market for offsets, as well as continued alignment with our states, would be required to achieve net-zero emissions.

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

CCR Rule

The Federal EPA’s CCR Rule regulates the disposal and beneficial re-use of CCR, including fly ash and bottom ash created from coal-fired generating units and FGD gypsum generated at some coal-fired plants.  As originally promulgated, the rule applied to active and inactive CCR landfills and surface impoundments at facilities of active electric utility or independent power producers.

In 2020, the Federal EPA revised the original CCR Rule to include a requirement that unlined CCR storage ponds cease operations and initiate closure by April 11, 2021. The revised rule provided two options by which facilities could continue to operate unlined CCR storage ponds.

The first option provided an extension of the date by which unlined ponds had to cease receipt of CCR, and required a satisfactory demonstration of the need for additional time to develop alternative ash disposal capacity.

The second option allowed a generating facility to seek an extension of time to continue operating existing unlined CCR impoundments without developing alternative CCR disposal, provided the facility commits to cease combustion of coal by a date certain. Under this option, a generating facility had until October 17, 2023 to cease coal-fired operations and to close CCR storage ponds 40 acres or less in size, or through October 17, 2028 for facilities with CCR storage ponds greater than 40 acres in size. Pursuant to this option, AEP has applied for an extension of time to keep using unlined CCR impoundments at the Welsh Plant and has committed to cease coal combustion at that plant by October 17, 2028. To date, the Federal EPA has not taken any action on the pending extension request for the Welsh Plant.

In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. The rule establishes compliance deadlines for legacy surface impoundments to meet regulatory requirements, including a requirement to initiate closure within five years after the effective date of the final rule. The rule requires evaluations to be completed at both active facilities and inactive facilities with one or more legacy surface impoundments. Closure may be accomplished by applying an impermeable cover system over the CCR material (“closure in place”) or the CCR material may be excavated and placed in a compliant landfill (“closure by removal”). Groundwater monitoring and other analysis over the next three years will provide additional information on the planned closure method. AEP evaluated the applicability of the rule to current and former plant sites and recorded incremental ARO in the second quarter of 2024, as shown in the table below, based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the revised CCR Rule.

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

In April 2024, the Federal EPA finalized further revisions to the ELG rule that establish a zero liquid discharge standard for FGD wastewater, bottom ash transport water, and managed combustion residual leachate, as well as more stringent discharge limits for unmanaged combustion residual leachate. The revised rule provides a new compliance alternative that would eliminate the need to install zero liquid discharge systems for facilities that comply with the 2020 rule’s control technology requirements and commit by December 31, 2025 to retire by 2034. Management is evaluating the compliance alternatives in the rule, taking into consideration the requirements of the other new rules and their combined impacts to operations. Several appeals have been filed with various federal courts challenging the 2024 ELG rule. SWEPCo has also challenged the rule, by filing a joint appeal with a utility trade association in which AEP participates. The various appeals have been consolidated before the United States Court of Appeals for the Eighth Circuit. SWEPCo and the utility trade association filed a motion to stay the rule during the litigation. In October 2024, the court denied the motion. Management cannot predict the outcome of the litigation.

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

The table below summarizes the net book value, as of December 31, 2024, of generating facilities retired or planned for early retirement in advance of the retirement date currently authorized for ratemaking purposes:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset		Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)						(in millions)
PSO	Northeastern Plant, Unit 3	$101.7	$189.0		2026		(c)	$16.2
SWEPCo	Pirkey Plant	—	121.3	(d)	2023		(e)	—
SWEPCo	Welsh Plant, Units 1 and 3	324.3	168.6		2028	(f)	(g)	43.6

(a)Net book value including CWIP excluding cost of removal and materials and supplies.
(b)These amounts represent the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)Represents Arkansas and Texas jurisdictional share.
(e)As part of the 2021 Arkansas Base Rate Case, the APSC granted SWEPCo regulatory asset treatment. SWEPCo will request recovery including a weighted average cost of capital carrying charge through a future proceeding. The Texas share of the Pirkey Plant will be addressed in SWEPCo’s next base rate case. See the “Regulated Generating Units” section of Note 5 for additional information.
(f)In November 2020, management announced it will cease using coal at the Welsh Plant in 2028. In December 2024, SWEPCo filed an application for a Certificate of Convenience and Necessity (CCN) with the APSC, LPSC and PUCT to convert Welsh Plant, Units 1 and 3 to natural gas in 2028 and 2027, respectively.
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

RESULTS OF OPERATIONS

AEP’s Reportable Segments

AEP’s primary business is the generation, transmission and distribution of electricity.  Within its Vertically Integrated Utilities segment, AEP centrally dispatches generation assets and manages its overall utility operations on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight applicable to each public utility subsidiary.  Intersegment sales and transfers are generally based on underlying contractual arrangements and agreements. AEP’s reportable segments are as follows:

•Vertically Integrated Utilities
•Transmission and Distribution Utilities
•AEP Transmission Holdco
•Generation & Marketing

The remainder of AEP’s activities are presented as Corporate and Other, which is not considered a reportable segment.

The following discussion of AEP’s results of operations by operating segment provides a comparison of earnings (loss) attributable to AEP common shareholders for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For AEP’s Vertically Integrated Utilities and Transmission and Distribution Utilities segments and Registrant Subsidiaries within these segments, the results include revenues from rate rider mechanisms designed to recover fuel, purchased power and other recoverable expenses such that the revenues and expenses associated with these items generally offset and do not affect Earnings Attributable to AEP Common Shareholders. For additional information regarding the financial results for the years ended December 31, 2024 and 2023, see the discussions of Results of Operations by Registrant Subsidiary.

A detailed discussion of AEP’s 2023 results of operations by operating segment can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operation section included in the 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024.

The following table presents Earnings Attributable to AEP Common Shareholders by segment:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Vertically Integrated Utilities	$1,453.2	$1,090.4	$1,292.0
Transmission and Distribution Utilities	725.7	698.7	595.7
AEP Transmission Holdco	790.2	702.9	673.5
Generation & Marketing	289.2	(26.3)	283.6
Corporate and Other	(291.2)	(257.6)	(537.6)
Earnings Attributable to AEP Common Shareholders	$2,967.1	$2,208.1	$2,307.2

See Note 9 - Business Segments for additional information on Earnings (Loss) Attributable to AEP Common Shareholders by segment.

Non-GAAP Financial Measures

AEP reports its financial results in accordance with GAAP by using earnings (loss) attributable to AEP common shareholders as stated above. AEP supplements the reporting of financial information determined in accordance with GAAP with certain non-GAAP financial measures including operating earnings. Operating earnings, which could differ from GAAP earnings, exclude certain gains and losses and other specified items, including mark-to-market adjustments from commodity hedging activities and other items as set forth in the reconciliation below. Management believes these are not indicative of AEP's ongoing performance.

This information is intended to enhance an investor’s overall understanding of period over period financial results and provide an indication of AEP’s baseline operating performance by excluding items that are considered by management to be not directly related to the ongoing operations of the business. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. These non-GAAP financial measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations.

Reconciliation of Reported GAAP Earnings to Operating Earnings

The following table presents a reconciliation of operating earnings to the most directly comparable GAAP measure.

	Year Ended December 31, 2024
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Reported GAAP Earnings	$2,967.1	$420.1	$688.4	$421.7	$391.4	$305.6	$249.3	$321.2
Adjustments to Reported GAAP Earnings (a):
Mark-to-Market Impact of Commodity Hedging Activities (b)	(84.8)	—	—	—	18.9	—	—	—
Remeasurement of Excess ADIT Regulatory Liability (c)	(44.6)	—	—	—	(12.3)	—	—	(32.3)
Impact of NOLC on Retail Rate Making (d)	(259.6)	—	—	—	(69.1)	—	(56.5)	(134.0)
Disallowance - Dolet Hills Power Station (e)	11.1	—	—	—	—	—	—	11.1
Provision for Refund - Turk Plant (f)	116.5	—	—	—	—	—	—	116.5
Sale of AEP OnSite Partners (g)	10.4	—	—	—	—	—	—	—
Severance and Pension Settlement Charges (h)	121.4	15.6	8.4	20.3	17.0	19.5	7.7	22.6
Federal EPA Coal Combustion Residuals Rule (i)	110.7	—	—	—	10.6	41.3	—	—
SEC Matter Loss Contingency (j)	19.0	—	—	—	—	—	—	—
State Tax Law Changes (k)	10.7	—	—	—	—	—	—	10.7
Total Specified Items	10.8	15.6	8.4	20.3	(34.9)	60.8	(48.8)	(5.4)

Operating Earnings	$2,977.9	$435.7	$696.8	$442.0	$356.5	$366.4	$200.5	$315.8

(a) Excluding tax related adjustments, all items presented in the table are tax adjusted at the statutory rate unless otherwise noted.
(b) Represents the impact of mark-to-market economic hedging activities.
(c) Represents the impact of the remeasurement of excess ADIT in Arkansas and Michigan.
(d) Represents the impact of receiving IRS PLRs related to NOLCs in retail rate making on I&M, PSO and SWEPCo. Amount includes a reduction in excess ADIT and activity related to prior periods.
(e) Represents the impact of a disallowance recorded at SWEPCo on the remaining net book value of the Dolet Hills Power Station as a result of an LPSC approved settlement agreement in April 2024.
(f) Represents a provision for revenue refund associated with the Turk Plant as a result of a PUCT approved settlement agreement in January 2025.
(g) Represents the loss on the sale of AEP OnSite Partners.
(h) Represents employee severance charges and pension settlement expenses.
(i) Represents the impact of the Federal EPA’s revised CCR Rule.
(j) Represents an estimated loss contingency related to a previously disclosed SEC investigation which is non-deductible for tax purposes based on the IRC rules for fines and penalties.
(k) Represents the impact of the remeasurement of accumulated deferred income taxes as a result of enacted state tax legislation in Arkansas and Louisiana.

	Year Ended December 31, 2023
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Reported GAAP Earnings	$2,208.1	$370.4	$614.2	$294.4	$335.9	$328.2	$208.8	$220.3
Adjustments to Reported GAAP Earnings (a):
Mark-to-Market Impact of Commodity Hedging Activities (b)	228.3	—	—	—	(19.4)	—	—	—
Remeasurement of Excess ADIT Regulatory Liability (c)	(46.0)	—	—	(46.0)	—	—	—	—
ENEC Fuel Disallowance (d)	181.0	—	—	100.4	—	—	—	—
Turk Impairment (e)	79.7	—	—	—	—	—	—	79.7
Sale of Unregulated Renewables (f)	73.4	—	—	—	—	—	—	—
Kentucky Operations (g)	(33.7)	—	—	—	—	—	—	—
Change in Texas Legislation (h)	(24.4)	(20.2)	—	—	—	—	—	(4.3)
FERC NOLC Disallowance (i)	23.7	—	36.1	(3.8)	(1.9)	(9.0)	(3.2)	1.5
Severance Charges (j)	19.4	2.6	1.1	3.9	2.8	4.7	1.5	1.9
Impairment of Investment in NMRD (k)	15.0	—	—	—	—	—	—	—
Total Specified Items	516.4	(17.6)	37.2	54.5	(18.5)	(4.3)	(1.7)	78.8

Operating Earnings	$2,724.5	$352.8	$651.4	$348.9	$317.4	$323.9	$207.1	$299.1

(a)Excluding tax related adjustments, all items presented in the table are tax adjusted at the statutory rate unless otherwise noted.
(b)Represents the impact of mark-to-market economic hedging activities.
(c)Represents the impact of the remeasurement of accumulated deferred income taxes - net operating loss carryforward in Virginia and West Virginia.
(d)Represents the impact of the disallowance of the recovery of certain deferred fuel costs in West Virginia.
(e)Represents the impact of the disallowance of certain capitalized costs associated with the Turk Plant.
(f)Represents the loss on the sale of the Competitive Contracted Renewable Portfolio and other related third-party transaction costs.
(g)Represents an adjustment to the loss on the expected sale of the Kentucky Operations which was terminated in April 2023 and other related third-party transaction costs.
(h)Represents the impact of recent legislation in Texas regarding recovery of certain employee incentives.
(i)Represents the impact of the FERC decision denying stand-alone treatment of NOLCs for transmission formula rates.
(j)Represents the impact of AEP's workforce reduction in 2023.
(k)Represents the impairment of AEP's investment in the NMRD joint venture.

	Year Ended December 31, 2022
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Reported GAAP Earnings	$2,307.2	$307.9	$594.2	$394.2	$324.7	$287.8	$167.6	$290.1
Adjustments to Reported GAAP Earnings (a):
Mark-to-Market Impact of Commodity Hedging Activities (b)	(77.0)	—	—	—	(8.5)	—	—	—
Sale of Unregulated Renewables (c)	4.5	—	—	—	—	—	—	—
Kentucky Operations (d)	306.8	—	—	—	—	—	—	—
Impairments and Disposition of Investment in Flat Ridge 2 (e)	136.4	—	—	—	—	—	—	—
Gain on Sale of Mineral Rights (f)	(91.9)	—	—	—	—	—	—	—
Virginia Triennial Review (g)	24.4	—	—	24.4	—	—	—	—
Mark-to-Market Impact of Certain Investments (h)	(3.2)	—	—	—	—	—	—	—
Accumulated Deferred Income Tax Adjustments (i)	(2.0)	—	—	—	—	—	—	—
Total Specified Items	298.0	—	—	24.4	(8.5)	—	—	—

Operating Earnings	$2,605.2	$307.9	$594.2	$418.6	$316.2	$287.8	$167.6	$290.1

(a)Excluding tax related adjustments, all items presented in the table are tax adjusted at the statutory rate unless otherwise noted.
(b)Represents the impact of mark-to-market economic hedging activities.
(c)Represents third-party transaction costs due to the unregulated renewable sales process.
(d)Includes a $363.3 million loss on the expected sale of the Kentucky operations and other related third-party transaction costs.
(e)Represents the impact of the impairment and disposition of AEP's investment in the Flat Ridge 2 wind farm joint venture.
(f)Represents the gain on the sale of certain mineral rights.
(g)Represents the impact of the Virginia Supreme Court opinion on AEP's appeal of Appalachian Power’s 2017-2019 Triennial Review.
(h)Represents the impact of mark-to-market on certain investments.
(i)Represents the impact of out-of-period adjustments related to accumulated deferred income taxes.

VERTICALLY INTEGRATED UTILITIES

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Years Ended December 31,
	2024	2023	2022
	(in millions of KWhs)
Retail:
Residential	31,025	30,290	32,835
Commercial	24,647	23,481	23,770
Industrial	34,013	34,148	34,532
Miscellaneous	2,271	2,229	2,316
Total Retail	91,956	90,148	93,453

Wholesale (a)	14,523	13,401	16,099

Total KWhs	106,479	103,549	109,552

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

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Years Ended December 31,
	2024	2023	2022
	(in degree days)
Eastern Region
Actual – Heating (a)	2,092	1,992	2,709
Normal – Heating (b)	2,704	2,719	2,717

Actual – Cooling (c)	1,366	1,003	1,187
Normal – Cooling (b)	1,114	1,119	1,106

Western Region
Actual – Heating (a)	1,052	1,068	1,523
Normal – Heating (b)	1,450	1,464	1,455

Actual – Cooling (c)	2,738	2,590	2,695
Normal – Cooling (b)	2,289	2,277	2,247

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Reconciliation of Year Ended December 31, 2023 to Year Ended December 31, 2024
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

Year Ended December 31, 2023	$1,090.4

Changes in Revenues:
Retail Revenues	71.3
Off-system Sales	(8.0)
Transmission Revenues	57.8
Other Revenues	26.0
Total Change in Revenues	147.1

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	354.1
Other Operation and Maintenance	(316.9)
Asset Impairments and Other Related Charges	72.2
Depreciation and Amortization	(94.2)
Taxes Other Than Income Taxes	(22.8)
Other Income	(1.8)
Allowance for Equity Funds Used During Construction	6.1
Non-Service Cost Components of Net Periodic Pension Cost	(57.2)
Interest Expense	40.2
Total Change in Expenses and Other	(20.3)

Income Tax Benefit	237.0
Net Income Attributable to Noncontrolling Interests	(1.0)

Year Ended December 31, 2024	$1,453.2

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $71 million primarily due to the following:
•A $114 million increase in rates at APCo due to the 2020-2022 Virginia Triennial Review.
•A $99 million increase in weather-related usage primarily in the residential class driven by a 14% increase in cooling degree days.
•A $66 million increase in base rate and rider revenues at PSO.
•A $64 million increase in rider revenues at KPCo.
•A $63 million increase in rider revenues at APCo and WPCo.
These increases were partially offset by:
•A $192 million decrease in fuel revenues primarily due to lower authorized fuel rates at PSO.
•A $148 million decrease at SWEPCo due to a revenue refund associated with the Turk Plant and SWEPCo’s 2012 Texas Base Rate Case.
•Off-system Sales decreased $8 million primarily due to economic hedging activity and Rockport Plant, Unit 2 merchant sales at I&M.
•Transmission Revenues increased $58 million primarily due to continued investment in transmission assets.
•Other Revenues increased $26 million primarily due to pole attachment revenue primarily at APCo and revenues at PSO from a customer project to enhance transmission resiliency.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $354 million primarily due to decreases at APCo, PSO and SWEPCo.
•Other Operation and Maintenance expenses increased $317 million primarily due to the following:
•A $154 million increase in PJM and SPP transmission services.
•A $100 million increase in employee-related expenses including a $76 million increase associated with the voluntary severance program that occurred in the second quarter of 2024.

•Asset Impairments and Other Related Charges decreased $72 million primarily due to the following:
•An $86 million decrease at SWEPCo due to the probable disallowance of Turk Plant capitalized AFUDC in excess of the Texas jurisdictional capital cost cap as a result of the PUCT’s December 2023 preliminary order in the 2012 Texas Base Rate Case.
This decrease was partially offset by:
•A $13 million increase due to the Federal EPA’s revised CCR rules.
•Depreciation and Amortization expenses increased $94 million primarily due to the following:
•A $47 million increase at SWEPCo primarily due to an increase in amortization of regulatory assets and a higher depreciable base, partially offset by the recognition of a regulatory asset related to NOLCs.
•A $31 million increase at APCo primarily due to a higher depreciable base.
•A $17 million increase at PSO primarily due to a higher depreciable base, implementation of new rates and the amortization of regulatory assets related to NCWF.
•Taxes Other Than Income Taxes increased $23 million primarily due to increased property taxes at PSO and I&M and an increase in Virginia state minimum taxes at APCo, partially offset by a decrease in property taxes at SWEPCo.
•Allowance for Equity Funds Used During Construction increased $6 million primarily due to higher CWIP and AFUDC equity rates.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $57 million primarily due to an increase in loss amortization for the plans and a plan remeasurement triggered by settlements related to the voluntary severance program, partially offset by lower interest costs due to lower discount rates.
•Interest Expense decreased $40 million primarily due to the recognition of debt carrying charges as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
•Income Tax Benefit increased $237 million primarily due to the following:
•A $212 million increase due to a reduction in Excess ADIT regulatory liabilities at I&M, PSO, and SWEPCo as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
•A $69 million increase due to estimated Nuclear PTCs at I&M.
•A $32 million increase due to a reduction in Excess ADIT regulatory liabilities as a result of the APSC’s denial of SWEPCo’s request to allow the merchant portion of the Turk Plant to serve Arkansas customers.
These increases were partially offset by:
•An $82 million decrease due to a decrease in amortization of Excess ADIT.

TRANSMISSION AND DISTRIBUTION UTILITIES

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Years Ended December 31,
	2024	2023	2022
	(in millions of KWhs)
Retail:
Residential	26,782	26,099	27,479
Commercial	36,147	30,419	27,448
Industrial	27,368	26,571	25,435
Miscellaneous	742	745	753
Total Retail (a)	91,039	83,834	81,115

Wholesale (b)	2,014	1,922	2,198

Total KWhs	93,053	85,756	83,313

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

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Years Ended December 31,
	2024	2023	2022
	(in degree days)
Eastern Region
Actual – Heating (a)	2,446	2,380	3,116
Normal – Heating (b)	3,140	3,185	3,185

Actual – Cooling (c)	1,300	842	1,121
Normal – Cooling (b)	1,031	1,026	1,011

Western Region
Actual – Heating (a)	196	197	450
Normal – Heating (b)	316	318	312

Actual – Cooling (d)	3,249	3,208	2,984
Normal – Cooling (b)	2,770	2,737	2,714

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Eastern Region cooling degree days are calculated on a 65 degree temperature base.
(d)Western Region cooling degree days are calculated on a 70 degree temperature base.

 Reconciliation of Year Ended December 31, 2023 to Year Ended December 31, 2024
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

Year Ended December 31, 2023	$698.7

Changes in Revenues:
Retail Revenues	115.0
Off-system Sales	(7.9)
Transmission Revenues	55.1
Other Revenues	32.2
Total Change in Revenues	194.4

Changes in Expenses and Other:
Purchased Electricity for Resale	316.7
Purchased Electricity from AEP Affiliates	(11.0)
Other Operation and Maintenance	(218.3)
Asset Impairments and Other Related Charges	(52.9)
Depreciation and Amortization	(94.8)
Taxes Other Than Income Taxes	(56.2)
Other Income	7.2
Allowance for Equity Funds Used During Construction	23.7
Non-Service Cost Components of Net Periodic Benefit Cost	(24.5)
Interest Expense	(41.9)
Total Change in Expenses and Other	(152.0)

Income Tax Expense	(14.3)
Equity Earnings of Unconsolidated Subsidiaries	(1.1)

Year Ended December 31, 2024	$725.7

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $115 million primarily due to the following:
•A $428 million increase in rider revenues.
•A $41 million increase in weather-related usage driven by a 54% increase in cooling degree days and a 3% increase in heating degree days in Ohio.
•A $16 million increase in weather-normalized revenues due to increased load across all classes in Texas.
•An $11 million increase in revenue from the base rate case in Texas.
These increases were partially offset by:
•A $387 million decrease due to lower prices and lower customer participation in OPCo’s SSO.
•Off-system Sales decreased $8 million primarily due to 2023 PJM settlements related to winter storm Elliott.
•Transmission Revenues increased $55 million primarily due to the following:
•A $42 million increase in interim rates driven by increased transmission investments in Texas.
•A $12 million increase due to increased load in Texas.
•Other Revenues increased $32 million primarily due to the following:
•A $47 million increase due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs.
This increase was partially offset by:
•A $20 million decrease in recoverable sales of renewable energy credits in Ohio.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses decreased $317 million primarily due to the following:
•A $398 million decrease in recoverable auction purchases primarily due to lower prices and lower volumes driven by lower customer participation in OPCo’s SSO.
•A $28 million decrease in recoverable alternative energy rider expenses in Ohio.
These decreases were partially offset by:
•A $110 million increase in recoverable OVEC costs.

•Purchased Electricity from AEP Affiliates expenses increased $11 million primarily due to increased recoverable purchases in OPCo’s SSO auction.
•Other Operation and Maintenance expenses increased $218 million primarily due to the following:
•A $95 million increase in recoverable transmission expenses.
•A $35 million increase in employee-related expenses due to the voluntary severance program that occurred in the second quarter of 2024.
•A $33 million increase in distribution expenses in Ohio primarily due to recoverable storm restoration costs and recoverable vegetation management expenses.
•A $28 million increase due to a prior year decrease in expenses driven by legislation passed in Texas in May 2023 allowing employee financially based incentives to be recovered.
•A $14 million increase related to recoverable energy assistance program expenses for qualified Ohio customers.
•Asset Impairments and Other Related Charges increased $53 million due to the Federal EPA's Revised CCR rules.
•Depreciation and Amortization expenses increased $95 million primarily due to a higher depreciable base in Ohio and Texas and an increase in recoverable rider depreciable assets in Ohio.
•Taxes Other Than Income Taxes increased $56 million primarily due to the following:
•A $42 million increase due to higher property taxes driven by additional investments in transmission and distribution assets and tax rate changes in Ohio.
•An $11 million increase in state excise taxes due to increased billed KWhs in 2024 resulting in a higher tax burden in Ohio.
•Other Income increased $7 million primarily due to an increase in interest income due to higher advances to affiliates.
•Allowance for Equity Funds Used During Construction increased $24 million due to a higher AFUDC base in Ohio and Texas and AFUDC equity rates in Ohio.
•Non-Service Cost Components of Net Period Benefit Cost increased $25 million primarily due to an increase in loss amortization for the plans and a plan remeasurement triggered by settlements related to the voluntary severance program, partially offset by lower interest costs due to lower discount rates.
•Interest Expense increased $42 million primarily due to higher debt balances and interest rates.
•Income Tax Expense increased $14 million primarily due to an increase in pretax book income in Texas.

AEP TRANSMISSION HOLDCO

Summary of Investment in Transmission Assets for AEP Transmission Holdco

	December 31,
	2024	2023
	(in millions)
Plant in Service	$15,834.7	$14,630.2
Construction Work in Progress	2,205.8	1,733.8
Accumulated Depreciation and Amortization	1,625.7	1,332.8
Total Transmission Property, Net	$16,414.8	$15,031.2

Reconciliation of Year Ended December 31, 2023 to Year Ended December 31, 2024
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

Year Ended December 31, 2023	$702.9

Changes in Transmission Revenues:
Transmission Revenues	222.3
Total Change in Transmission Revenues	222.3

Changes in Expenses and Other:
Other Operation and Maintenance	(21.2)
Depreciation and Amortization	(37.1)
Taxes Other Than Income Taxes	(24.8)
Interest and Investment Income	3.0
Allowance for Equity Funds Used During Construction	6.3
Non-Service Cost Components of Net Periodic Pension Cost	(8.4)
Interest Expense	(19.7)
Total Change in Expenses and Other	(101.9)

Income Tax Expense	(48.7)
Equity Earnings of Unconsolidated Subsidiaries	16.0
Net Income Attributable to Noncontrolling Interests	(0.4)

Year Ended December 31, 2024	$790.2

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $222 million primarily due to continued investment in transmission assets.

Expenses and Other, Income Tax Expense and Equity Earnings of Unconsolidated Subsidiaries changed between years as follows:

•Other Operation and Maintenance expenses increased $21 million primarily due to an $18 million increase in employee-related expenses driven by an $11 million increase associated with the voluntary severance program that occurred in the second quarter of 2024.
•Depreciation and Amortization expenses increased $37 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $25 million primarily due to higher property taxes driven by increased transmission investment.
•Allowance for Equity Funds Used During Construction increased $6 million primarily due to a higher AFUDC base.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $8 million primarily due to an increase in loss amortization for the plans and a plan remeasurement triggered by settlements related to the voluntary severance program, partially offset by lower interest costs due to lower discount rates.
•Interest Expense increased $20 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense increased $49 million primarily due to the following:
•A $29 million increase due to an increase in pretax book income.
•A $22 million increase in state taxes primarily driven by favorable deferred state tax remeasurements in 2023.
•Equity Earnings of Unconsolidated Subsidiaries increased $16 million primarily due to higher pretax earnings at ETT.

GENERATION & MARKETING

Reconciliation of Year Ended December 31, 2023 to Year Ended December 31, 2024
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

Year Ended December 31, 2023	$(26.3)

Changes in Revenues:
Merchant Generation	(14.2)
Renewable Generation	(68.6)
Retail, Trading and Marketing	496.0
Total Change in Revenues	413.2

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(54.6)
Other Operation and Maintenance	3.0
Asset Impairments and Other Related Charges	(76.2)
Loss on the Sale of the Competitive Contracted Renewables Portfolio	92.7
Depreciation and Amortization	21.8
Taxes Other Than Income Taxes	4.6
Interest and Investment Income	(11.2)
Non-Service Cost Components of Net Periodic Benefit Cost	(3.0)
Interest Expense	59.4
Total Change in Expenses and Other	36.5

Income Tax Expense	(148.8)
Equity Earnings of Unconsolidated Subsidiaries	17.4
Net Loss Attributable to Noncontrolling Interests	(2.8)

Year Ended December 31, 2024	$289.2

The major components of the increase in Revenues were as follows:

•Merchant Generation decreased $14 million primarily due to lower realized prices in 2024.
•Renewable Generation decreased $69 million primarily due to the sale of the competitive contracted renewables portfolio in August 2023 and the sale of Onsite Partners in September 2024.
•Retail, Trading and Marketing increased $496 million primarily due to a $314 million unrealized loss on economic hedge activity in 2023 and a $128 million unrealized gain on economic hedge activity in 2024 driven by changes in commodity prices.

Expenses and Other, Income Tax Expense and Equity Earnings of Unconsolidated Subsidiaries changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $55 million primarily due to an increase in energy costs in 2024.
•Asset Impairments and Other Related Charges increased $76 million due to the Federal EPA’s revised CCR Rules.
•Loss on the Sale of the Competitive Contracted Renewables Portfolio decreased $93 million due to the pretax loss on the sale in August 2023.
•Depreciation and Amortization expenses decreased $22 million primarily due to the sale of the competitive contracted renewables portfolio in August 2023 and the sale of Onsite Partners in September 2024.
•Interest and Investment Income decreased $11 million primarily due to the sale of the competitive contracted renewables portfolio in August 2023 and the sale of Onsite Partners in September 2024.
•Interest Expense decreased $59 million primarily due to lower advances from affiliates.
•Income Tax Expense increased $149 million primarily due to the following:
•A $97 million increase due to an increase in pretax book income.
•A $46 million increase due to a decrease in PTCs.
•Equity Earnings of Unconsolidated Subsidiaries increased $17 million primarily due to a $19 million impairment of AEP’s investment in NMRD in 2023.

CORPORATE AND OTHER

2024 Compared to 2023

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $258 million in 2023 to a loss of $291 million in 2024 primarily due to:

•A $69 million decrease in interest income primarily due to lower advances to affiliates.
•A $28 million decrease due to a prior-year adjustment driven by the termination of the sale of the Kentucky Operations.
•A $19 million expense recorded in 2024 associated with the SEC investigation.
These decreases in earnings were partially offset by:
•A $68 million decrease in Income Tax Expense primarily due to a decrease in state taxes.
•A $23 million decrease in corporate expenses.

AEP CONSOLIDATED INCOME TAXES

2024 Compared to 2023

•Income Tax Benefit increased $94 million primarily due to the following:
•A $212 million increase due to a reduction in Excess ADIT regulatory liabilities at I&M, PSO and SWEPCo as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
•A $69 million increase due to estimated Nuclear PTCs.
•A $32 million increase due to the reversal of a regulatory liability related to the merchant portion of Turk Plant Excess ADIT as a result of the APSC's March 2024 denial of SWEPCo's request to allow the merchant portion of the Turk Plant to serve Arkansas customers.
These increases were partially offset by:
•A $140 million decrease due to an increase in pretax book income.
•A $50 million decrease due to a decrease in amortization of Excess ADIT.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

SIGNIFICANT CASH REQUIREMENTS

AEP’s contractual cash obligations include amounts reported on the balance sheets and other obligations disclosed in the footnotes. It is anticipated that these obligations will be satisfied through a combination of cash flows from operations, long-term debt issuances, short-term debt through AEP’s Commercial Paper Program or bank term loans, proceeds from the announced agreement related to the disposition of a 19.9% noncontrolling equity interest in IMTCo and OHTCo and the use of the ATM Program or other equity issuances.

Capital Expenditures

Continued capital investments reflect AEP’s commitment to enhance service and deliver safe, reliable power to customers. In November 2024, AEP announced a $54 billion capital plan for 2025-2029 driven by transmission and distribution infrastructure upgrades and new generation to support anticipated load growth. See “Budgeted Capital Expenditures” herein, for additional information.

Long-term Debt

Long-term debt maturities, including interest, represent a significant cash requirement for AEP and the Registrant Subsidiaries. See Note 15 - Financing Activities for additional information relating to the Registrant Subsidiaries’ long-term debt outstanding as of December 31, 2024, the weighted-average interest rate applicable to each debt category and a schedule of debt maturities over the next five years.

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

As of December 31, 2024, AEP expected to make contributions to the pension plans totaling $101 million in 2025. Estimated contributions of $100 million in 2026 and $103 million in 2027 may vary significantly based on market returns, changes in actuarial assumptions and other factors. Based upon the projected benefit obligation and fair value of assets available to pay pension benefits, the pension plans were 95% funded as of December 31, 2024. See “Estimated Future Benefit Payments and Contributions” section of Note 8 for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	December 31,
	2024		2023
	(dollars in millions)
Long-term Debt, including amounts due within one year	$42,642.8	59.1%	$40,143.2	58.8%
Short-term Debt	2,523.8	3.5	2,830.2	4.2
Total Debt	45,166.6	62.6	42,973.4	63.0
AEP Common Equity	26,943.8	37.3	25,246.7	37.0
Noncontrolling Interests	42.3	0.1	39.2	—
Total Debt and Equity Capitalization	$72,152.7	100.0%	$68,259.3	100.0%

AEP’s ratio of debt-to-total capital decreased from 63.0% to 62.6% as of December 31, 2023 and December 31, 2024, respectively, primarily due to an increase in earnings and equity issued under the ATM program in 2024, partially offset by an increase in long-term debt to support distribution and transmission growth in addition to working capital needs.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity for the next twelve months and foreseeable future. As of December 31, 2024, AEP had $6 billion in revolving credit facilities to support its commercial paper program. Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged. Sources of long-term funding include issuance of long-term debt, long-term asset securitizations, leasing agreements, hybrid securities or common stock. AEP and its utilities finance its operations with commercial paper and other variable rate instruments that are subject to fluctuations in interest rates. To the extent that there is an increase in interest rates, it could reduce future net income and cash flows and impact financial condition. In January 2025, KPCo entered into a term loan of $150 million, due in February 2026, to address short-term liquidity needs.

Market volatility and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness. AEP continues monitoring the current bank environment and any impacts thereof. AEP was not materially impacted by these conditions during the year ended December 31, 2024.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of December 31, 2024, available liquidity was approximately $4.6 billion as illustrated in the table below:

	Amount	Maturity (a)
	(in millions)
Commercial Paper Backup:
Revolving Credit Facility	$5,000.0	March 2029
Revolving Credit Facility	1,000.0	March 2027
Cash and Cash Equivalents	202.9
Total Liquidity Sources	6,202.9
Less: AEP Commercial Paper Outstanding	1,618.3
Net Available Liquidity	$4,584.6
(a)In March 2024, AEP increased its $4 billion Revolving Credit Facility to $5 billion and extended the maturity date from March 2027 to March 2029. Also, in March 2024, AEP extended the maturity date of its $1 billion Revolving Credit Facility from March 2025 to March 2027.

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during 2024 was $2.9 billion.  The average amount of commercial paper outstanding as of December 31, 2024 was $1.5 billion. The weighted-average yield for AEP’s commercial paper during 2024 was 5.39%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. As of December 31, 2024, AEP issued letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $450 million.  The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of December 31, 2024 was $238 million with maturities ranging from January 2025 to November 2025.

Financing Plan

As of December 31, 2024, AEP had $3.3 billion of long-term debt due within one year. This included $580 million of Pollution Control Bonds with mandatory tender dates and credit support for variable interest rates that requires the debt be classified as current and $155 million of securitization bonds and DCC Fuel notes.  Management plans to refinance the majority of the maturities due within one year on a long-term basis.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2026. As of December 31, 2024, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of December 31, 2024, this contractually-defined percentage was 59.3%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $100 million, would cause an event of default under these credit agreements.  This condition also applies, at the more restrictive level of $50 million of debt outstanding, in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

ATM Program

AEP participates in an ATM offering program that allows AEP to issue, from time to time, shares of its common stock, including shares of common stock that may be sold pursuant to an equity forward sales agreement. As of December 31, 2024, approximately $1.3 billion of equity is available for issuance under the ATM offering program. See Note 15 - Financing Activities for additional information.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.93 per share in January 2025.  Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 15 for additional information.

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

Supply Chain Disruption and Inflation

The Registrants have experienced certain supply chain disruptions driven by several factors including international tensions and the ramifications of regional conflict, inflation, labor shortages in certain trades and shortages in the availability of certain raw materials. These supply chain disruptions have not had a material impact on the Registrants’ net income, cash flows and financial condition, but have extended lead times for certain goods and services and have contributed to higher prices for fuel, materials, labor, equipment and other needed commodities. Management has implemented risk mitigation strategies seeking to limit the impacts of these supply chain disruptions. Forecasted load growth may further impact supply chains in the future by increasing demand pressures for certain materials and services, thereby requiring additional risk mitigation strategies to be deployed.

The United States economy has been in an elevated inflationary environment. A prolonged continuation or a further increase in the severity of supply chain and inflationary disruptions could result in additional increases in the cost of certain goods, services and cost of capital and further extend lead times which could reduce future net income and cash flows and impact financial condition.

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

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$379.0	$556.5	$451.4
Net Cash Flows from Operating Activities	6,804.3	5,012.2	5,288.0
Net Cash Flows Used for Investing Activities	(7,596.5)	(6,266.7)	(7,751.8)
Net Cash Flows from Financing Activities	659.2	1,077.0	2,568.9
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(133.0)	(177.5)	105.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$246.0	$379.0	$556.5

Operating Activities

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Net Income	$2,975.8	$2,212.6	$2,305.6
Non-Cash Adjustments to Net Income (a)	3,382.6	3,394.5	3,461.6
Mark-to-Market of Risk Management Contracts	(80.4)	8.8	15.5
Property Taxes	(45.4)	(41.1)	(41.2)
Deferred Fuel Over/Under Recovery, Net	277.0	892.8	(319.2)
Change in Other Noncurrent Assets (b)	(521.9)	(780.9)	(234.4)
Change in Other Noncurrent Liabilities	306.3	29.0	337.8
Change in Certain Components of Working Capital	510.3	(703.5)	(237.7)
Net Cash Flows from Operating Activities	$6,804.3	$5,012.2	$5,288.0

(a)Includes Depreciation and Amortization, Deferred Income Taxes, Loss on the Expected Sale of the Kentucky Operations, Loss on the Sale of the Competitive Contracted Renewables Portfolio, Asset Impairments and Other Related Charges, Impairment of Equity Method Investment, Allowance for Equity Funds Used During Construction, Amortization of Nuclear Fuel, Gain on the Sale of Mineral Rights and Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset.
(b)Includes Change in Regulatory Assets.

2024 Compared to 2023

Net Cash Flows from Operating Activities increased by $1.8 billion primarily due to the following:
•A $1.2 billion increase in cash from the Change in Certain Components of Working Capital. The increase is primarily due to a decrease in fuel, material and supplies driven by lower coal inventory on hand, employee-related benefits, proceeds received from the sale of transferable tax credits and the timing of accounts payable. These increases were partially offset by the timing of accounts receivable collections.
•A $751 million increase in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.
•A $277 million increase in cash from Changes in Other Noncurrent Liabilities. The increase is primarily due to changes in provisions for refunds and regulatory liabilities driven by timing differences in refunds to customers under rate rider mechanisms in addition to a decrease in ARO settlements in 2024. See Note 5 - Effects of Regulation and Note 19 - Property, Plant and Equipment for additional information.
•A $259 million increase in cash from Change in Other Noncurrent Assets primarily due to incremental other operation and maintenance storm restoration expenses incurred in several jurisdictions in addition to timing differences in collections from customers under rate rider mechanisms. See Note 4 - Rate Matters and Note 5 - Effects of Regulation for additional information.
These increases in cash were partially offset by:
•A $616 million decrease in cash primarily due to the timing of fuel and purchased power revenues and expenses.

Investing Activities

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Construction Expenditures	$(7,630.7)	$(7,378.3)	$(6,671.7)
Acquisitions of Nuclear Fuel	(139.9)	(128.2)	(100.7)
Acquisition of Renewable Energy Facilities	(399.5)	(155.2)	(1,207.3)
Proceeds from Sale of Equity Method Investment	114.0	—	—
Proceeds on Sale of Assets	362.2	1,341.4	218.0
Other	97.4	53.6	9.9
Net Cash Flows Used for Investing Activities	$(7,596.5)	$(6,266.7)	$(7,751.8)

2024 Compared to 2023

Net Cash Flows Used for Investing Activities increased by $1.3 billion primarily due to the following:
•A $979 million decrease in Proceeds from Sale of Assets, primarily due to the sale of the competitive contracted renewables portfolio in 2023, partially offset by the sale of AEP Onsite Partners in 2024.
•A $252 million increase in Construction Expenditures, primarily due to increases in Corporate and Other of $430 million driven by expenditures for fuel cell generation assets partially offset by decreases in Transmission and Distribution Utilities of $124 million and Vertically Integrated Utilities of $87 million.
•A $244 million increase in Acquisition of Renewable Energy Facilities.
These increases in cash used were partially offset by:
•A $114 million increase in Proceeds from the Sale of AEP’s Equity Investment in NMRD.

See Note 7 - Acquisitions, Dispositions and Impairments for additional information.

Financing Activities

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Issuance of Common Stock	$552.1	$999.6	$826.5
Issuance/Retirement of Debt, Net	2,125.6	1,984.7	3,802.5
Dividends Paid on Common Stock	(1,903.9)	(1,760.4)	(1,645.2)
Principal Payments for Finance Lease Obligations	(64.8)	(68.3)	(309.5)
Other	(49.8)	(78.6)	(105.4)
Net Cash Flows from Financing Activities	$659.2	$1,077.0	$2,568.9

2024 Compared to 2023

Net Cash Flows from Financing Activities decreased by $418 million primarily due to the following:
•A $489 million increase in retirements of long-term debt.
•A $448 million decrease in issuances of common stock primarily under AEP’s ATM program.
•A $346 million decrease in issuances of long-term debt.
•A $144 million decrease due to an increase in dividends paid on common stock.
These decreases in cash were partially offset by:
•A $976 million increase due to changes in short-term debt.

The following financing activities occurred during 2024:

AEP Common Stock:

•During 2024, AEP issued 6.7 million shares of common stock under the ATM offering program, incentive compensation, employee saving and dividend reinvestment plans. See “Common Stock” section of Note 15 for additional information. AEP received net proceeds of $552 million related to these issuances.

Debt:

•During 2024, AEP issued approximately $5.1 billion of long-term debt, including $2.8 billion of senior unsecured notes at interest rates ranging from 5.15% to 5.82%, $1 billion of junior subordinated notes at interest rates ranging from 6.95% to 7.05%, $530 million of notes payable at interest rates ranging from 6.41% to 6.89%, $385 million of pollution control bonds at interest rates ranging from 3.2% to 3.75%, $337 million of securitization bonds at an interest rate of 4.88% and $133 million of other debt at various interest rates.  The proceeds from these issuances were primarily used to fund long-term debt maturities, construction programs and for working capital needs.

•During 2024, AEP entered into interest rate derivatives with notional amounts totaling $600 million that were designated as cash flow hedges.  During 2024, settlements of AEP’s interest rate derivatives resulted in net cash paid of $49 million for derivatives designated as fair value hedges and net cash received of $4 million designated as cash flow hedges.  As of December 31, 2024, AEP had a total notional amount of $950 million of outstanding interest rate derivatives designated as fair value hedges.

See “Long-term Debt Subsequent Events” section of Note 15 for Long-term debt and other securities issued, retired and principal payments made after December 31, 2024 through February 13, 2025, the date that the 10-K was issued.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $11.5 billion of capital expenditures in 2025.  For the four year period, 2026 through 2029, management forecasts capital expenditures of $42.9 billion. Management’s forecasted capital expenditures reflect planned increases in investments for transmission infrastructure and new generation resources to support forecasted large load increases and continued improvements in distribution system reliability.

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

	2025 Budgeted Capital Expenditures							2026-2029
Segment	Environmental	Generation	Renewables	Transmission	Distribution	Other (a)	Total	Total
	(in millions)
VIU	$54	$1,310	$2,981	$937	$1,372	$436	$7,090	$23,882
T&D	—	—	—	1,277	1,266	234	2,777	11,385
AEPTHCo	—	—	—	1,485	—	24	1,509	7,080
G&M	—	1	—	—	—	21	22	90
Corporate and Other	—	—	—	—	—	105	105	449
Total	$54	$1,311	$2,981	$3,699	$2,638	$820	$11,503	$42,886

(a)Amount primarily consists of facilities, software and telecommunications.

The 2025 estimated capital expenditures by Registrant Subsidiary are as follows:

	2025 Budgeted Capital Expenditures
Company	Environmental	Generation	Renewables	Transmission	Distribution	Other (a)	Total
	(in millions)
AEP Texas	$—	$—	$—	$1,003	$704	$139	$1,846
AEPTCo	—	—	—	1,442	—	24	1,466
APCo	42	130	570	281	292	146	1,461
I&M	1	101	3	103	303	87	598
OPCo	—	—	—	274	562	95	931
PSO	4	869	1,119	138	351	65	2,546
SWEPCo	1	150	1,289	306	298	114	2,158

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

Accrued unbilled revenues for the Vertically Integrated Utilities segment were $351 million and $288 million as of December 31, 2024 and 2023, respectively. The changes in unbilled electric utility revenues for AEP’s Vertically Integrated Utilities segment were $63 million, $(66) million and $108 million for the years ended December 31, 2024, 2023 and 2022, respectively.  The changes in unbilled electric revenues are primarily due to changes in weather, rates and usage.

Accrued unbilled revenues for the Transmission and Distribution Utilities segment were $199 million and $191 million as of December 31, 2024 and 2023, respectively. The changes in unbilled electric utility revenues for AEP’s Transmission and Distribution Utilities segment were $8 million, $(30) million and $49 million for the years ended December 31, 2024, 2023 and 2022, respectively.  The changes in unbilled electric revenues are primarily due to changes in weather, rates and usage.

Accrued unbilled revenues for the Generation & Marketing segment were $121 million and $111 million as of December 31, 2024 and 2023, respectively. The changes in unbilled electric utility revenues for AEP’s Generation & Marketing segment were $10 million, $2 million and $(1) million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following table shows the net periodic cost (credit) of the Plans:

	Years Ended December 31,
Net Periodic Cost (Credit)	2024	2023	2022
	(in millions)
Pension Plans	$86.1	$(24.3)	$80.9
OPEB	(71.0)	(107.1)	(144.8)

The net periodic benefit cost is calculated based upon a number of actuarial assumptions, including expected long-term rates of return on the Plans’ assets.  In developing the expected long-term rate of return assumption for 2025, management evaluated input from actuaries and investment consultants, including their reviews of asset class return expectations as well as long-term inflation assumptions.  Management also considered historical returns of the investment markets and tax rates which affect a portion of the OPEB plans’ assets.  Management anticipates that the investment managers employed for the Plans will invest the assets to generate future returns averaging 7% for the Qualified Plan and 6.5% for the OPEB plans.

The expected long-term rate of return on the Plans’ assets is based on management’s targeted asset allocation and expected investment returns for each investment category.  Assumptions for the Plans are summarized in the following table:

	Pension Plans		OPEB
		Assumed/Expected		Assumed/Expected
	2025 Target	Long-Term	2025 Target	Long-Term
	Asset Allocation	Rate of Return	Asset Allocation	Rate of Return
Equity	35%	8.61%	67%	7.51%
Fixed Income	49%	5.48%	32%	4.43%
Other Investments	15%	9.12%	—	—
Cash and Cash Equivalents	1%	3.36%	1%	3.36%
Total	100%		100%

Management regularly reviews the actual asset allocation and periodically rebalances the investments to the targeted allocation.  Management believes that 7% for the Qualified Plan and 6.5% for the OPEB plans are reasonable estimates of the long-term rate of return on the Plans’ assets.  The Pension Plans’ assets had an actual gain of 2.59% and an actual gain of 9.50% for the years ended December 31, 2024 and 2023, respectively.  The OPEB plans’ assets had an actual gain of 8.98% and an actual gain of 15.48% for the years ended December 31, 2024 and 2023, respectively.  Management will continue to evaluate the actuarial assumptions, including the expected rate of return, at least annually, and will adjust the assumptions as necessary.

AEP bases the determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility.  This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur.  Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets.  Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.  As of December 31, 2024, AEP had cumulative gains of approximately $529 million for the Qualified Plan that remain to be recognized in the calculation of the market-related value of assets.  These unrecognized market-related net actuarial gains may result in decreases in the future pension costs depending on several factors, including whether such gains at each measurement date exceed the corridor in accordance with “Compensation – Retirement Benefits” accounting guidance.

The method used to determine the discount rate that AEP utilizes for determining future obligations is a duration-based method in which a hypothetical portfolio of high quality corporate bonds is constructed with cash flows matching the benefit plan liability.  The composite yield on the hypothetical bond portfolio is used as the discount rate for the plan.  The discount rate as of December 31, 2024 under this method was 5.65% for the Qualified Plan, 5.6% for the Nonqualified Plans and 5.6% for the OPEB plans.  Due to the effect of the unrecognized net actuarial losses and based on an expected rate of return, discount rates and various other assumptions, management estimates costs (credits) for the Pension Plans will approximate $43 million, $99 million and $139 million in 2025, 2026 and 2027, respectively.  Based on an expected rate of return discount rate and various other assumptions, management estimates OPEB plan credits will approximate $78 million, $74 million and $80 million in 2025, 2026 and 2027, respectively. Future actual costs will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the Plans.  The actuarial assumptions used may differ materially from actual results.  The effects of a 50 basis point change to selective actuarial assumptions are included in the “Effect if Different Assumptions Used” section below.

The value of AEP’s Pension Plans’ assets is $3.7 billion as of December 31, 2024 and $4.1 billion as of December 31, 2023.  During 2024, the Qualified Plan paid $219 million and the Nonqualified Plans paid $5 million in benefits to plan participants.  The value of AEP’s OPEB plans’ assets increased to $1.8 billion as of December 31, 2024 from $1.7 billion as of December 31, 2023 primarily due to positive investment returns. During 2024, the OPEB plans paid $106 million in benefits to plan participants.

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

	Pension Plans		OPEB
	+0.5%	-0.5%	+0.5%	-0.5%
	(in millions)
Effect on December 31, 2024 Benefit Obligations
Discount Rate	$(154.7)	$168.0	$(26.0)	$28.2
Compensation Increase Rate	21.7	(20.3)	NA	NA
Cash Balance Crediting Rate	53.5	(50.5)	NA	NA
Health Care Cost Trend Rate	NA	NA	3.3	(2.5)

Effect on 2024 Periodic Cost
Discount Rate	$(9.9)	$10.8	$(1.4)	$1.5
Compensation Increase Rate	5.5	(5.1)	NA	NA
Cash Balance Crediting Rate	11.4	(10.8)	NA	NA
Health Care Cost Trend Rate	NA	NA	0.5	(0.4)
Expected Return on Plan Assets	(22.1)	22.1	(8.3)	8.3

NA    Not applicable.

Asset Retirement Obligations – Impact of the 2024 CCR Rule

Nature of Estimates Required

In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land. Accounting for the incremental asset retirement obligation arising from the revised CCR Rule requires significant judgment by management due to the significant measurement uncertainty in estimating the incremental liability. As a result of the rule, AEP recorded an incremental ARO of $674 million in the second quarter of 2024.

Assumptions and Approach Used

AROs are computed as the present value of the estimated costs associated with the future retirement of an asset and are recorded in the period in which the liability is incurred. Projections of the timing and amounts of future cash outlays are based on estimation of the extent and quantity of coal ash present at sites, projections of the when and how the liabilities will be remediated as well as the rate at which costs will escalate over time and discount rate, which may change significantly over time.

Effect if Different Assumptions Used

As further groundwater monitoring and other analysis is performed, management expects to refine the assumptions and underlying cost estimates used in recording the incremental asset retirement obligation arising from the revised CCR Rule. The estimated liability can significantly change if there are changes in the impacted coal ash site acreage inputs or if refinements in the assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements vary from the initial estimates. These future changes could have a material impact on the ARO and materially reduce future net income, cash flows and financial condition if AEP cannot ultimately recover these additional costs of compliance. See Note 6 – Commitments, Guarantees and Contingencies and Note 19 – Property, Plant and Equipment for additional information related to AROs and the CCR Rule.

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

Management employs risk management contracts including physical forward and financial forward purchase-and-sale contracts.  Management engages in risk management of power, capacity, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  As a result, AEP is subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the Board of Directors.  AEPSC’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Regulated Risk Committee and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Chief Financial Officer, Executive Vice President and Chief Commercial Officer, Executive Vice President Grid Solutions, Senior Vice President and Treasurer, and Senior Vice President of Regulated Commercial Operations. The Competitive Risk Committee consists of AEPSC’s Chief Financial Officer, Executive Vice President and Chief Commercial Officer, Senior Vice President and Treasurer, and Senior Vice President of Competitive Commercial Operations.  When commercial activities exceed predetermined limits, positions are modified to reduce the risk to be within the limits unless specifically approved by the respective committee.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2023:

MTM Derivative Contract Net Assets (Liabilities)

Year Ended December 31, 2024
	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contracts - Commodity Net Assets (Liabilities) as of December 31, 2023	$16.9	$(51.0)	$92.4	$58.3
Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	9.1	7.1	43.6	59.8
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	(47.1)	(47.1)
Changes in Fair Value Due to Market Fluctuations During the Period (b)	(24.0)	—	72.9	48.9
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	89.8	(4.1)	—	85.7
Total MTM Risk Management Contracts - Commodity Net Assets (Liabilities) as of December 31, 2024	$91.8	$(48.0)	$161.8	$205.6
Commodity Cash Flow Hedge Contracts				124.7
Fair Value Hedge Contracts				(71.6)
Collateral Deposits				(83.6)
Total MTM Derivative Contract Net Assets as of December 31, 2024				$175.1

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties.  Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily.  As of December 31, 2024, credit exposure net of collateral to sub investment grade counterparties was approximately 18.2%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of December 31, 2024, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$639.2	$88.0	$551.2	3	$333.9
Split Rating	8.6	—	8.6	1	8.6
Noninvestment Grade	3.6	—	3.6	2	3.6
No External Ratings:
Internal Investment Grade	17.7	—	17.7	3	10.7
Internal Noninvestment Grade	195.0	69.8	125.2	2	112.8
Total as of December 31, 2024	$864.1	$157.8	$706.3

All exposure in the table above relates to AEPSC and AEPEP as AEPSC is agent for and transacts on behalf of certain AEP subsidiaries, including the Registrant Subsidiaries and AEPEP is agent for, and transacts on behalf of, other AEP subsidiaries.

In addition, AEP is exposed to credit risk related to participation in RTOs.  For each of the RTOs in which AEP participates, this risk is generally determined based on the proportionate share of member gross activity over a specified period of time.

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio.  The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period.  Based on this VaR analysis, as of December 31, 2024, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Twelve Months Ended				Twelve Months Ended
December 31, 2024				December 31, 2023
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.2	$1.7	$0.3	$0.1	$0.2	$0.9	$0.2	$0.1

VaR Model
Non-Trading Portfolio

Twelve Months Ended				Twelve Months Ended
December 31, 2024				December 31, 2023
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$37.9	$98.6	$19.3	$7.6	$17.7	$32.7	$16.4	$6.1

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. Prior to 2022, interest rates remained at low levels and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. During 2022 and 2023, the Federal Reserve approved 11 rate increases for a cumulative total of 5.25% increase. In light of the progress on inflation and the balance of risks, during 2024, the Federal Reserve authorized three rate decreases for a cumulative total of 1.0% rate decrease. AEP has outstanding short and long-term debt which is subject to variable rates. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes in interest rates. For the twelve months ended December 31, 2024, 2023 and 2022, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $33 million, $40 million and $47 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
American Electric Power Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Electric Power Company, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. Regulatory assets (deferred expenses to be recovered in the future) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. As of December 31, 2024, there were $5,575 million of deferred costs included in regulatory assets, $1,311 million of which were pending final regulatory approval, and $8,398 million of regulatory liabilities awaiting potential refund or future rate reduction, $322 million of which were pending final regulatory determination. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are (i) the significant judgment by management in assessing probability of the recovery of regulatory assets and refund of regulatory liabilities and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including controls over the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others (i) evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities; (ii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.

Valuation of Level 3 Energy Contracts

As described in Notes 1, 10 and 11 to the consolidated financial statements, the Company employs risk management commodity contracts including physical and financial forward purchase and sale contracts and, to a lesser extent, over-the-counter swaps and options to accomplish its risk management strategies. Certain over-the-counter and bilaterally executed derivative instruments are executed in less active markets with a lower availability of pricing information. As disclosed by management, the fair value of these risk management commodity contracts is estimated based on the best market information available, including valuation models that estimate future energy prices based on existing market and broker quotes, and other assumptions. Fair value estimates, based upon the best market information available, involve uncertainties and matters of significant judgment including forward market price assumptions. Risk management commodity contracts are substantially comprised of energy contracts. The main driver of contracts being classified as Level 3 is the inability to substantiate energy price curves in the market. Management utilized a forward market price assumption to value its level 3 energy contracts. The Company’s level 3 energy contracts assets and liabilities totaled $221 million and $145 million, respectively, as of December 31, 2024.

The principal considerations for our determination that performing procedures relating to the valuation of Level 3 energy contracts is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the level 3 energy contracts; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumption relating to the forward market price; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's valuation of the level 3 risk management commodity contracts, including energy contracts. These procedures also included, among others (i) testing the completeness and accuracy of the underlying data provided by management; (ii) testing management's process for developing the fair value of the level 3 energy contracts; (iii) evaluating the appropriateness of the valuation models used in developing the fair value estimate of the level 3 energy contracts; and (iv) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the forward market price assumption.

Incremental Asset Retirement Obligations arising from the Federal Environment Protection Agency’s (“Federal EPA”) Revised Coal Combustion Residuals (CCR) Rule

As described in Notes 1 and 6 to the consolidated financial statements, in April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. Management evaluated the applicability of the rule to current and former plant sites and recorded incremental asset retirement obligations (AROs) based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the revised CCR Rule. As disclosed by management, accounting for the incremental ARO arising from the revised CCR Rule requires significant judgment by management due to the significant measurement uncertainty in estimating the incremental liability. As further groundwater monitoring and other analysis is performed, management expects to refine the assumptions and underlying cost estimates used in recording the incremental ARO arising from the revised CCR Rule. The estimated liability can significantly change if there are changes in the impacted coal ash site acreage inputs or if refinements in the assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements vary from the initial estimates. As a result of the rule, the Company recorded an incremental ARO of $674 million in the second quarter of 2024.

The principal considerations for our determination that performing procedures relating to the incremental ARO arising from the revised CCR Rule is a critical audit matter are (i) the significant judgment by management when developing the estimate of the incremental ARO; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the impacted coal ash site acreage and management’s assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements (collectively “management’s assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the incremental ARO arising from the revised CCR Rule, including controls over the impacted coal ash site acreage and management’s assumptions used in the estimate of the incremental ARO. These procedures also included, among others, (i) testing the completeness and accuracy of data used, including the impacted coal ash site acreage, in the estimate of the incremental ARO; (ii) testing management’s process for determining estimate of the incremental ARO, and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) assessing the adequacy of the cost assessment of the incremental ARO in accordance with the remediation requirements outlined in the Federal EPA’s revised CCR rule, (b) evaluating the reasonableness of management’s process over measuring coal ash site acreage and (c) evaluating the reasonableness of management’s assumptions used in the estimate.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 13, 2025

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

Management assessed the effectiveness of AEP’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEP’s internal control over financial reporting was effective as of December 31, 2024.

PricewaterhouseCoopers LLP, AEP’s independent registered public accounting firm has issued an audit report on the effectiveness of AEP’s internal control over financial reporting as of December 31, 2024.  The Report of Independent Registered Public Accounting Firm appears on the previous page.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023 and 2022
 (in millions, except per-share and share amounts)

	Years Ended December 31,
	2024	2023	2022
REVENUES
Vertically Integrated Utilities	$11,414.0	$11,303.7	$11,292.8
Transmission and Distribution Utilities	5,879.6	5,677.2	5,489.6
Generation & Marketing	1,944.7	1,543.3	2,448.9
Other Revenues	483.0	458.1	408.2
TOTAL REVENUES	19,721.3	18,982.3	19,639.5
EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	5,936.3	6,578.3	7,097.9
Other Operation	3,127.6	2,810.5	2,878.1
Maintenance	1,325.1	1,276.3	1,249.4
Loss on the Expected Sale of the Kentucky Operations	—	—	363.3
Asset Impairments and Other Related Charges	142.5	85.6	48.8
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	—	—	(37.0)
Gain on the Sale of Mineral Rights	—	—	(116.3)
Loss on the Sale of the Competitive Contracted Renewables Portfolio	—	92.7	—
Depreciation and Amortization	3,289.9	3,090.4	3,202.8
Taxes Other Than Income Taxes	1,596.3	1,492.3	1,469.8
TOTAL EXPENSES	15,417.7	15,426.1	16,156.8

OPERATING INCOME	4,303.6	3,556.2	3,482.7

Other Income (Expense):
Other Income	65.1	63.4	11.6
Allowance for Equity Funds Used During Construction	211.0	174.9	133.7
Non-Service Cost Components of Net Periodic Benefit Cost	126.0	221.1	188.5
Interest Expense	(1,862.8)	(1,806.9)	(1,396.1)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS (LOSS)	2,842.9	2,208.7	2,420.4

Income Tax Expense (Benefit)	(39.2)	54.6	5.4
Equity Earnings (Loss) of Unconsolidated Subsidiaries	93.7	58.5	(109.4)

NET INCOME	2,975.8	2,212.6	2,305.6

Net Income (Loss) Attributable to Noncontrolling Interests	8.7	4.5	(1.6)

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$2,967.1	$2,208.1	$2,307.2

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	530,092,672	518,903,682	511,841,946

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$5.60	$4.26	$4.51

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	531,337,703	520,206,258	513,484,609

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$5.58	$4.24	$4.49

See Notes to Financial Statements of Registrants beginning on page 177.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net Income	$2,975.8	$2,212.6	$2,305.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $1.3, $(33.8) and $21.6 in 2024, 2023 and 2022, Respectively	5.0	(127.0)	81.4
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.7), $(3.4) and $(2.8) in 2024, 2023 and 2022, Respectively	(2.5)	(12.6)	(10.4)
Pension and OPEB Funded Status, Net of Tax of $10.9, $(4.3) and $(41.3) in 2024, 2023 and 2022, Respectively	41.0	(16.3)	(155.4)
Recognition of Pension Settlement Costs, Net of Tax of $2.4, $0, and $0 in 2024, 2023 and 2022, Respectively	8.9	—	—
Reclassifications of KPCo Pension and OPEB Regulatory Assets, Net of Tax of $0, $4.4 and $(4.4) in 2024, 2023 and 2022, Respectively	—	16.7	(16.7)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	52.4	(139.2)	(101.1)

TOTAL COMPREHENSIVE INCOME	3,028.2	2,073.4	2,204.5

Total Comprehensive Income (Loss) Attributable To Noncontrolling Interests	8.7	4.5	(1.6)

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$3,019.5	$2,068.9	$2,206.1

See Notes to Financial Statements of Registrants beginning on page 177.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2021	524.4	$3,408.7	$7,172.6	$11,667.1		$184.8	$247.0	$22,680.2

Issuance of Common Stock	0.7	4.4	822.1					826.5
Common Stock Dividends				(1,628.7)	(a)		(16.5)	(1,645.2)
Other Changes in Equity			56.3				0.1	56.4
Net Income (Loss)				2,307.2			(1.6)	2,305.6
Other Comprehensive Loss						(101.1)		(101.1)
TOTAL EQUITY – DECEMBER 31, 2022	525.1	3,413.1	8,051.0	12,345.6		83.7	229.0	24,122.4

Issuance of Common Stock	2.3	14.8	984.8					999.6
Common Stock Dividends				(1,752.3)	(a)		(8.1)	(1,760.4)
Other Changes in Equity			38.1	(1.0)			0.2	37.3
Disposition of Competitive Contracted Renewables Portfolio							(186.4)	(186.4)
Net Income				2,208.1			4.5	2,212.6
Other Comprehensive Loss						(139.2)		(139.2)
TOTAL EQUITY – DECEMBER 31, 2023	527.4	3,427.9	9,073.9	12,800.4		(55.5)	39.2	25,285.9

Issuance of Common Stock	6.7	43.7	508.4					552.1
Common Stock Dividends				(1,898.3)	(a)		(5.6)	(1,903.9)
Other Changes in Equity			23.8					23.8
Net Income				2,967.1			8.7	2,975.8
Other Comprehensive Income						52.4		52.4
TOTAL EQUITY – DECEMBER 31, 2024	534.1	$3,471.6	$9,606.1	$13,869.2		$(3.1)	$42.3	$26,986.1

(a)    Cash dividends declared per AEP common share were $3.57, $3.37 and $3.17 for the years ended December 31, 2024, 2023 and 2022, respectively.

See Notes to Financial Statements of Registrants beginning on page 177.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$202.9	$330.1
Restricted Cash (December 31, 2024 and 2023 Amounts Include $43.1 and $48.9, Respectively, Related to Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding and Storm Recovery Funding)	43.1	48.9
Other Temporary Investments (December 31, 2024 and 2023 Amounts Include $206.7 and $205, Respectively, Related to EIS and Transource Energy)	215.4	214.3
Accounts Receivable:
Customers	1,100.1	1,029.9
Accrued Unbilled Revenues	367.0	179.5
Pledged Accounts Receivable – AEP Credit	1,161.5	1,249.4
Miscellaneous	64.1	48.7
Allowance for Credit Losses	(60.8)	(60.1)
Total Accounts Receivable	2,631.9	2,447.4
Fuel	748.9	853.7
Materials and Supplies	966.2	1,025.8
Risk Management Assets	210.4	217.5
Accrued Tax Benefits	38.2	156.2
Regulatory Asset for Under-Recovered Fuel Costs	445.9	514.0
Prepayments and Other Current Assets	285.9	274.2
TOTAL CURRENT ASSETS	5,788.8	6,082.1

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	24,829.7	24,329.5
Transmission	38,871.9	35,934.1
Distribution	31,061.9	28,989.9
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	7,491.6	6,484.9
Construction Work in Progress	6,346.9	5,508.0
Total Property, Plant and Equipment	108,602.0	101,246.4
Accumulated Depreciation and Amortization	26,186.4	24,553.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	82,415.6	76,693.4

OTHER NONCURRENT ASSETS
Regulatory Assets	5,129.2	5,092.4
Securitized Assets	554.3	336.3
Spent Nuclear Fuel and Decommissioning Trusts	4,395.1	3,860.2
Goodwill	52.5	52.5
Long-term Risk Management Assets	289.1	321.2
Operating Lease Assets	580.1	620.2
Deferred Charges and Other Noncurrent Assets	3,873.3	3,625.7
TOTAL OTHER NONCURRENT ASSETS	14,873.6	13,908.5

TOTAL ASSETS	$103,078.0	$96,684.0

See Notes to Financial Statements of Registrants beginning on page 177.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2024 and 2023
(dollars in millions)

			December 31,
			2024	2023
CURRENT LIABILITIES
Accounts Payable			$2,637.6	$2,032.5
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			900.0	888.0
Other Short-term Debt			1,623.8	1,942.2
Total Short-term Debt			2,523.8	2,830.2
Long-term Debt Due Within One Year (December 31, 2024 and 2023 Amounts Include $216.5 and $207.2, Respectively, Related to DCC Fuel, Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding, Storm Recovery Funding and Transource Energy)			3,335.0	2,490.5
Risk Management Liabilities			100.0	229.6
Customer Deposits			454.7	423.7
Accrued Taxes			1,922.1	1,800.1
Accrued Interest			453.3	410.2
Obligations Under Operating Leases			91.9	115.7
Other Current Liabilities			1,490.9	1,251.1
TOTAL CURRENT LIABILITIES			13,009.3	11,583.6

NONCURRENT LIABILITIES
Long-term Debt (December 31, 2024 and 2023 Amounts Include $826.5 and $556.3, Respectively, Related to DCC Fuel, Restoration Funding, Appalachian Consumer Rate Relief Funding, Storm Recovery Funding and Transource Energy)			39,307.8	37,652.7
Long-term Risk Management Liabilities			224.4	241.8
Deferred Income Taxes			9,972.4	9,415.7
Regulatory Liabilities and Deferred Investment Tax Credits			8,344.0	8,182.4
Asset Retirement Obligations			3,530.6	2,972.5
Employee Benefits and Pension Obligations			360.7	241.7
Obligations Under Operating Leases			504.3	519.4
Deferred Credits and Other Noncurrent Liabilities			800.6	545.8
TOTAL NONCURRENT LIABILITIES			63,044.8	59,772.0

TOTAL LIABILITIES			76,054.1	71,355.6

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			37.8	42.5
TOTAL MEZZANINE EQUITY			37.8	42.5

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2024	2023
Shares Authorized	600,000,000	600,000,000
Shares Issued	534,094,530	527,369,157
(1,186,815 and 1,184,572 Shares were Held in Treasury as of December 31, 2024 and 2023, Respectively)			3,471.6	3,427.9
Paid-in Capital			9,606.1	9,073.9
Retained Earnings			13,869.2	12,800.4
Accumulated Other Comprehensive Income (Loss)			(3.1)	(55.5)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			26,943.8	25,246.7

Noncontrolling Interests			42.3	39.2

TOTAL EQUITY			26,986.1	25,285.9

TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY			$103,078.0	$96,684.0

See Notes to Financial Statements of Registrants beginning on page 177.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$2,975.8	$2,212.6	$2,305.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	3,289.9	3,090.4	3,202.8
Deferred Income Taxes	58.3	185.1	(137.2)
Loss on the Expected Sale of the Kentucky Operations	—	—	363.3
Loss on the Sale of the Competitive Contracted Renewables Portfolio	—	92.7	—
Asset Impairments and Other Related Charges	142.5	85.6	48.8
Impairment of Equity Method Investment	—	19.0	188.0
Allowance for Equity Funds Used During Construction	(211.0)	(174.9)	(133.7)
Mark-to-Market of Risk Management Contracts	(80.4)	8.8	15.5
Amortization of Nuclear Fuel	102.9	96.6	82.9
Property Taxes	(45.4)	(41.1)	(41.2)
Deferred Fuel Over/Under-Recovery, Net	277.0	892.8	(319.2)
Gain on the Sale of Mineral Rights	—	—	(116.3)
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	—	—	(37.0)
Change in Regulatory Assets	(174.3)	(315.8)	(46.7)
Change in Other Noncurrent Assets	(347.6)	(465.1)	(187.7)
Change in Other Noncurrent Liabilities	306.3	29.0	337.8
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(156.0)	236.5	(681.7)
Fuel, Materials and Supplies	171.6	(504.0)	(313.9)
Accounts Payable	85.1	(253.2)	489.2
Accrued Taxes, Net	240.2	22.5	105.4
Other Current Assets	(13.2)	(43.9)	109.0
Other Current Liabilities	182.6	(161.4)	54.3
Net Cash Flows from Operating Activities	6,804.3	5,012.2	5,288.0

INVESTING ACTIVITIES
Construction Expenditures	(7,630.7)	(7,378.3)	(6,671.7)
Purchases of Investment Securities	(2,922.5)	(2,863.6)	(2,784.2)
Sales of Investment Securities	2,878.0	2,795.1	2,743.8
Acquisitions of Nuclear Fuel	(139.9)	(128.2)	(100.7)
Acquisitions of Renewable Energy Facilities	(399.5)	(155.2)	(1,207.3)
Proceeds from Sales of Assets	362.2	1,341.4	218.0
Proceeds from Sale of Equity Method Investment	114.0	—	—
Other Investing Activities	141.9	122.1	50.3
Net Cash Flows Used for Investing Activities	(7,596.5)	(6,266.7)	(7,751.8)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	552.1	999.6	826.5
Issuance of Long-term Debt	5,117.0	5,462.8	4,649.7
Issuance of Short-term Debt with Original Maturities greater than 90 Days	723.8	1,069.9	833.9
Change in Short-term Debt with Original Maturities less than 90 Day, Net	(159.1)	(1,223.1)	1,650.4
Retirement of Long-term Debt	(2,685.0)	(2,196.1)	(2,345.4)
Redemption of Short-term Debt with Original Maturities greater than 90 Days	(871.1)	(1,128.8)	(986.1)
Principal Payments for Finance Lease Obligations	(64.8)	(68.3)	(309.5)
Dividends Paid on Common Stock	(1,903.9)	(1,760.4)	(1,645.2)
Other Financing Activities	(49.8)	(78.6)	(105.4)
Net Cash Flows from Financing Activities	659.2	1,077.0	2,568.9

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(133.0)	(177.5)	105.1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	379.0	556.5	451.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$246.0	$379.0	$556.5

See Notes to Financial Statements of Registrants beginning on page 177.

AEP TEXAS INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2024	2023	2022
	(in millions of KWhs)
Retail:
Residential	12,654	12,659	13,049
Commercial	15,852	13,549	11,435
Industrial	13,247	12,672	11,347
Miscellaneous	634	636	643
Total Retail	42,387	39,516	36,474

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2024	2023	2022
	(in degree days)
Actual – Heating (a)	196	197	450
Normal – Heating (b)	316	318	312

Actual – Cooling (c)	3,249	3,208	2,984
Normal – Cooling (b)	2,770	2,737	2,714

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 70 degree temperature base.

AEP Texas Inc. and Subsidiaries
Reconciliation of Year Ended December 31, 2023 to Year Ended December 31, 2024
Net Income
(in millions)

Year Ended December 31, 2023	$370.4

Changes in Revenues:
Retail Revenues	123.7
Transmission Revenues	54.1
Other Revenues	0.2
Total Change in Revenues	178.0

Changes in Expenses and Other:
Other Operation and Maintenance	(81.9)
Depreciation and Amortization	(25.0)
Taxes Other Than Income Taxes	(3.2)
Interest Income	4.3
Allowance for Equity Funds Used During Construction	17.5
Non-Service Cost Components of Net Periodic Benefit Cost	1.1
Interest Expense	(24.9)
Total Change in Expenses and Other	(112.1)

Income Tax Expense	(16.2)

Year Ended December 31, 2024	$420.1

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $124 million primarily due to the following:
•A $96 million increase from rider revenues.
•A $16 million increase in weather-normalized revenues due to increased load across all classes.
•An $11 million increase in revenue from the base rate case.
•Transmission Revenues increased $54 million due to the following:
•A $42 million increase in interim rates driven by increased transmission investments.
•A $12 million increase due to increased load.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $82 million primarily due to the following:
•A $32 million increase in employee-related expenses including a $20 million increase associated with the voluntary severance program that occurred in the second quarter of 2024.
•A $28 million increase due to a prior year decrease in expenses driven by legislation passed in Texas in May 2023 allowing employee financially based incentives to be recovered.
•An $11 million increase in recoverable transmission expenses.
•A $6 million increase in distribution operation expenses.
•Depreciation and Amortization expenses increased $25 million primarily due to a higher depreciable base.
•Allowance for Equity Funds Used During Construction increased $18 million primarily due to a higher AFUDC base.
•Interest Expense increased $25 million primarily due to the following:
•A $31 million increase due to higher debt balances and interest rates.
This increase was partially offset by:
•A $7 million decrease due to a higher AFUDC base.
•Income Tax Expense increased $16 million primarily due to an increase in pretax book income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
AEP Texas Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEP Texas Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. Regulatory assets (deferred expenses to be recovered in the future) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. As of December 31, 2024, there were $354 million of deferred costs included in regulatory assets, $77 million of which were pending final regulatory approval, and $1,285 million of regulatory liabilities awaiting potential refund or future rate reduction. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are (i) the significant judgment by management in assessing probability of the recovery of regulatory assets and refund of regulatory liabilities and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including controls over the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others (i) evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities; (ii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 13, 2025

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

Management assessed the effectiveness of AEP Texas’ internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEP Texas’ internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, AEP Texas’ registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit AEP Texas to provide only management’s report in this annual report.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
REVENUES
Electric Transmission and Distribution	$2,070.8	$1,892.0	$1,839.7
Sales to AEP Affiliates	5.4	4.9	3.5
Other Revenues	3.7	5.0	3.6
TOTAL REVENUES	2,079.9	1,901.9	1,846.8

EXPENSES
Other Operation	625.1	541.6	594.2
Maintenance	90.3	91.9	93.5
Depreciation and Amortization	493.5	468.5	452.4
Taxes Other Than Income Taxes	164.0	160.8	157.5
TOTAL EXPENSES	1,372.9	1,262.8	1,297.6

OPERATING INCOME	707.0	639.1	549.2

Other Income (Expense):
Interest Income	6.6	2.3	3.6
Allowance for Equity Funds Used During Construction	45.9	28.4	19.7
Non-Service Cost Components of Net Periodic Benefit Cost	20.3	19.2	16.7
Interest Expense	(257.6)	(232.7)	(208.7)

INCOME BEFORE INCOME TAX EXPENSE	522.2	456.3	380.5

Income Tax Expense	102.1	85.9	72.6

NET INCOME	$420.1	$370.4	$307.9

The common stock of AEP Texas is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 177.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
Net Income	$420.1	$370.4	$307.9

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $1.5, $0.2 and $0.3 in 2024, 2023 and 2022, Respectively	5.8	0.8	1.0
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0, $(0.2) and $0 in 2024, 2023 and 2022, Respectively	—	(0.7)	0.1
Pension and OPEB Funded Status, Net of Tax of $(0.1), $0 and $(0.9) in 2024, 2023 and 2022, Respectively	(0.2)	(0.1)	(3.2)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	5.6	—	(2.1)

TOTAL COMPREHENSIVE INCOME	$425.7	$370.4	$305.8

See Notes to Financial Statements of Registrants beginning on page 177.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$1,553.9	$2,046.8	$(6.5)	$3,594.2

Capital Contribution from Parent	4.3			4.3
Net Income		307.9		307.9
Other Comprehensive Loss			(2.1)	(2.1)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	1,558.2	2,354.7	(8.6)	3,904.3

Capital Contribution from Parent	527.0			527.0
Return of Capital to Parent	(5.6)			(5.6)
Net Income		370.4		370.4
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	2,079.6	2,725.1	(8.6)	4,796.1

Capital Contribution from Parent	13.5			13.5
Return of Capital to Parent	(0.7)			(0.7)
Common Stock Dividends		(350.0)		(350.0)
Net Income		420.1		420.1
Other Comprehensive Income			5.6	5.6
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$2,092.4	$2,795.2	$(3.0)	$4,884.6

See Notes to Financial Statements of Registrants beginning on page 177.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (December 31, 2024 and 2023 Amounts Include $23.5 and $34, Respectively, Related to Transition Funding and Restoration Funding)	23.5	34.0
Advances to Affiliates	7.2	7.1
Accounts Receivable:
Customers	182.8	176.5
Affiliated Companies	10.7	23.8
Accrued Unbilled Revenues	97.2	82.3
Miscellaneous	0.3	0.8
Allowance for Credit Losses	(4.3)	(4.9)
Total Accounts Receivable	286.7	278.5
Materials and Supplies	169.5	190.4
Prepayments and Other Current Assets	13.4	10.0
TOTAL CURRENT ASSETS	500.4	520.1

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	7,546.2	6,812.6
Distribution	6,250.5	5,798.8
Other Property, Plant and Equipment	1,175.7	1,145.9
Construction Work in Progress	1,118.0	904.6
Total Property, Plant and Equipment	16,090.4	14,661.9
Accumulated Depreciation and Amortization	2,046.9	1,887.9
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	14,043.5	12,774.0

OTHER NONCURRENT ASSETS
Regulatory Assets	353.6	315.3
Securitized Assets (December 31, 2024 and 2023 Amounts Include $116.7 and $202.9, Respectively, Related to Transition Funding and Restoration Funding)	116.7	202.9
Deferred Charges and Other Noncurrent Assets	185.4	178.4
TOTAL OTHER NONCURRENT ASSETS	655.7	696.6

TOTAL ASSETS	$15,199.6	$13,990.7

See Notes to Financial Statements of Registrants beginning on page 177.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT LIABILITIES
Advances from Affiliates	$284.9	$103.7
Accounts Payable:
General	366.2	192.3
Affiliated Companies	34.9	27.7
Long-term Debt Due Within One Year – Nonaffiliated (December 31, 2024 and 2023 Amounts Include $24.4 and $95.9, Respectively, Related to Transition Funding and Restoration Funding)	324.5	96.0
Accrued Taxes	127.1	99.1
Accrued Interest (December 31, 2024 and 2023 Amounts Include $1.9 and $2, Respectively, Related to Transition Funding and Restoration Funding)	55.0	49.2
Obligations Under Operating Leases	13.1	28.7
Other Current Liabilities	201.4	152.7
TOTAL CURRENT LIABILITIES	1,407.1	749.4

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (December 31, 2024 and 2023 Amounts Include $102.4 and $125.9, Respectively, Related to Transition Funding and Restoration Funding)	6,117.1	5,793.8
Deferred Income Taxes	1,322.7	1,227.8
Regulatory Liabilities and Deferred Investment Tax Credits	1,285.4	1,261.4
Obligations Under Operating Leases	43.4	50.9
Deferred Credits and Other Noncurrent Liabilities	139.3	111.3
TOTAL NONCURRENT LIABILITIES	8,907.9	8,445.2

TOTAL LIABILITIES	10,315.0	9,194.6

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	2,092.4	2,079.6
Retained Earnings	2,795.2	2,725.1
Accumulated Other Comprehensive Income (Loss)	(3.0)	(8.6)
TOTAL COMMON SHAREHOLDER’S EQUITY	4,884.6	4,796.1

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$15,199.6	$13,990.7

See Notes to Financial Statements of Registrants beginning on page 177.

AEP TEXAS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$420.1	$370.4	$307.9
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	493.5	468.5	452.4
Deferred Income Taxes	77.8	64.1	42.2
Allowance for Equity Funds Used During Construction	(45.9)	(28.4)	(19.7)
Mark-to-Market of Risk Management Contracts	—	0.4	(0.4)
Change in Other Noncurrent Assets	(90.8)	(96.5)	(36.2)
Change in Other Noncurrent Liabilities	39.2	24.3	57.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(8.2)	(28.3)	(45.0)
Materials and Supplies	20.9	(51.6)	(64.9)
Accounts Payable	24.8	(24.1)	25.0
Accrued Taxes, Net	30.1	11.8	14.8
Other Current Assets	(5.6)	3.0	2.2
Other Current Liabilities	8.2	(53.9)	(4.0)
Net Cash Flows from Operating Activities	964.1	659.7	731.9

INVESTING ACTIVITIES
Construction Expenditures	(1,413.6)	(1,477.1)	(1,305.0)
Change in Advances to Affiliates, Net	(0.1)	(0.2)	—
Other Investing Activities	54.3	69.3	35.1
Net Cash Flows Used for Investing Activities	(1,359.4)	(1,408.0)	(1,269.9)

FINANCING ACTIVITIES
Capital Contribution from Parent	13.5	527.0	4.3
Return of Capital to Parent	(0.7)	(5.6)	—
Issuance of Long-term Debt – Nonaffiliated	841.9	505.4	1,188.6
Change in Advances from Affiliates, Net	181.2	7.2	69.6
Retirement of Long-term Debt – Nonaffiliated	(296.0)	(278.5)	(716.0)
Principal Payments for Finance Lease Obligations	(7.5)	(7.4)	(6.8)
Dividends Paid on Common Stock	(350.0)	—	—
Other Financing Activities	2.4	1.5	0.6
Net Cash Flows from Financing Activities	384.8	749.6	540.3

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(10.5)	1.3	2.3
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	34.1	32.8	30.5
Cash, Cash Equivalents and Restricted Cash at End of Period	$23.6	$34.1	$32.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$240.7	$225.6	$198.9
Net Cash Paid for Income Taxes	10.9	11.5	11.0
Noncash Acquisitions Under Finance Leases	4.6	4.8	6.1
Construction Expenditures Included in Current Liabilities as of December 31,	266.0	112.2	235.4

See Notes to Financial Statements of Registrants beginning on page 177.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of December 31,
	2024	2023
	(in millions)
Plant In Service	$15,429.5	$14,225.3
CWIP	1,965.4	1,563.7
Accumulated Depreciation	1,578.4	1,291.3
Total Transmission Property, Net	$15,816.5	$14,497.7

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of Year Ended December 31, 2023 to Year Ended December 31, 2024
Net Income
(in millions)

Year Ended December 31, 2023	$614.2

Changes in Transmission Revenues:
Transmission Revenues	218.9
Total Change in Transmission Revenues	218.9

Changes in Expenses and Other:
Other Operation and Maintenance	(28.9)
Depreciation and Amortization	(37.1)
Taxes Other Than Income Taxes	(25.5)
Interest Income - Affiliated	3.5
Allowance for Equity Funds Used During Construction	6.2
Interest Expense	(19.7)
Total Change in Expenses and Other	(101.5)

Income Tax Expense	(43.2)

Year Ended December 31, 2024	$688.4

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $219 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $29 million primarily due to a $26 million increase in employee-related expenses driven by an $11 million increase associated with the voluntary severance program that occurred in the second quarter of 2024.
•Depreciation and Amortization expenses increased $37 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $26 million primarily due to higher property taxes driven by increased transmission investment.
•Allowance for Equity Funds Used During Construction increased $6 million primarily due to a higher AFUDC base.
•Interest Expense increased $20 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense increased $43 million primarily due to the following:
•A $25 million increase due to an increase in pretax book income.
•A $20 million increase in state taxes primarily driven by favorable deferred state tax remeasurements in 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
AEP Transmission Company, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AEP Transmission Company, LLC and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of changes in member's equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. Regulatory assets (deferred expenses to be recovered in the future) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. As of December 31, 2024, there were $878 million of regulatory liabilities awaiting potential refund or future rate reduction, $9 million of which were pending final regulatory determination. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are (i) the significant judgment by management in assessing probability of the recovery of regulatory assets and refund of regulatory liabilities and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including controls over the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others (i) evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities; (ii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 13, 2025

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

Management assessed the effectiveness of AEPTCo’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded AEPTCo’s internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, AEPTCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit AEPTCo to provide only management’s report in this annual report.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
REVENUES
Transmission Revenues	$400.9	$363.3	$354.9
Sales to AEP Affiliates	1,582.3	1,463.4	1,354.5
Provision for Refund – Affiliated	(70.0)	(145.6)	(70.7)
Provision for Refund – Nonaffiliated	(22.3)	(9.1)	(14.2)
TOTAL REVENUES	1,890.9	1,672.0	1,624.5

EXPENSES
Other Operation	137.4	109.0	136.3
Maintenance	20.9	20.4	17.2
Depreciation and Amortization	430.9	393.8	346.2
Taxes Other Than Income Taxes	308.7	283.2	271.1
TOTAL EXPENSES	897.9	806.4	770.8

OPERATING INCOME	993.0	865.6	853.7

Other Income (Expense):
Interest Income - Affiliated	10.5	7.0	1.6
Allowance for Equity Funds Used During Construction	89.4	83.2	70.7
Interest Expense	(214.2)	(194.5)	(162.7)

INCOME BEFORE INCOME TAX EXPENSE	878.7	761.3	763.3

Income Tax Expense	190.3	147.1	169.1

NET INCOME	$688.4	$614.2	$594.2

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Notes to Financial Statements of Registrants beginning on page 177.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Paid-in Capital	Retained Earnings	Total Member’s Equity
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2021	$2,949.6	$2,426.5	$5,376.1

Capital Contribution from Member	72.7		72.7
Dividends Paid to Member		(170.0)	(170.0)
Net Income		594.2	594.2
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2022	3,022.3	2,850.7	5,873.0

Capital Contribution from Member	29.7		29.7
Return of Capital to Member	(8.6)		(8.6)
Dividends Paid to Member		(175.0)	(175.0)
Net Income		614.2	614.2
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2023	3,043.4	3,289.9	6,333.3

Capital Contribution from Member	61.7		61.7
Return of Capital to Member	(4.5)		(4.5)
Dividends Paid to Member		(128.0)	(128.0)
Net Income		688.4	688.4
TOTAL MEMBER'S EQUITY - DECEMBER 31, 2024	$3,100.6	$3,850.3	$6,950.9

See Notes to Financial Statements of Registrants beginning on page 177.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT ASSETS
Advances to Affiliates	$30.4	$67.1
Accounts Receivable:
Customers	58.9	82.2
Affiliated Companies	134.1	125.5
Miscellaneous	1.3	—
Total Accounts Receivable	194.3	207.7
Prepayments and Other Current Assets	11.1	4.0
TOTAL CURRENT ASSETS	235.8	278.8

TRANSMISSION PROPERTY
Transmission Property	14,913.4	13,723.9
Other Property, Plant and Equipment	516.1	501.4
Construction Work in Progress	1,965.4	1,563.7
Total Transmission Property	17,394.9	15,789.0
Accumulated Depreciation and Amortization	1,578.4	1,291.3
TOTAL TRANSMISSION PROPERTY – NET	15,816.5	14,497.7

OTHER NONCURRENT ASSETS
Regulatory Assets	0.4	3.1
Deferred Property Taxes	308.9	286.4
Deferred Charges and Other Noncurrent Assets	8.7	6.5
TOTAL OTHER NONCURRENT ASSETS	318.0	296.0

TOTAL ASSETS	$16,370.3	$15,072.5

See Notes to Financial Statements of Registrants beginning on page 177.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
December 31, 2024 and 2023

	December 31,
	2024	2023
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$84.7	$174.3
Accounts Payable:
General	360.5	274.7
Affiliated Companies	117.0	107.9
Long-term Debt Due Within One Year – Nonaffiliated	90.0	95.0
Accrued Taxes	665.9	568.6
Accrued Interest	44.9	39.6
Obligations Under Operating Leases	1.3	1.3
Other Current Liabilities	44.5	24.7
TOTAL CURRENT LIABILITIES	1,408.8	1,286.1

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	5,678.1	5,319.4
Deferred Income Taxes	1,278.6	1,147.7
Regulatory Liabilities	878.4	783.7
Obligations Under Operating Leases	1.2	1.4
Deferred Credits and Other Noncurrent Liabilities	174.3	200.9
TOTAL NONCURRENT LIABILITIES	8,010.6	7,453.1

TOTAL LIABILITIES	9,419.4	8,739.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

MEMBER’S EQUITY
Paid-in Capital	3,100.6	3,043.4
Retained Earnings	3,850.3	3,289.9
TOTAL MEMBER’S EQUITY	6,950.9	6,333.3

TOTAL LIABILITIES AND MEMBER’S EQUITY	$16,370.3	$15,072.5

See Notes to Financial Statements of Registrants beginning on page 177.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$688.4	$614.2	$594.2
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	430.9	393.8	346.2
Deferred Income Taxes	109.6	44.1	62.3
Allowance for Equity Funds Used During Construction	(89.4)	(83.2)	(70.7)
Property Taxes	(22.5)	(19.8)	(20.9)
Change in Other Noncurrent Assets	(0.6)	8.6	(7.4)
Change in Other Noncurrent Liabilities	(17.0)	134.2	68.7
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	13.4	(41.3)	(46.3)
Materials and Supplies	—	10.7	(1.4)
Accounts Payable	9.5	22.8	18.5
Accrued Taxes, Net	97.3	42.9	50.2
Accrued Interest	5.3	10.8	—
Other Current Assets	(0.4)	(0.1)	(1.1)
Other Current Liabilities	13.3	(0.1)	3.0
Net Cash Flows from Operating Activities	1,237.8	1,137.6	995.3

INVESTING ACTIVITIES
Construction Expenditures	(1,477.3)	(1,496.2)	(1,458.5)
Change in Advances to Affiliates, Net	36.7	(62.7)	22.8
Acquisitions of Assets	(4.5)	(6.9)	(9.8)
Other Investing Activities	17.0	8.1	6.3
Net Cash Flows Used for Investing Activities	(1,428.1)	(1,557.7)	(1,439.2)

FINANCING ACTIVITIES
Capital Contribution from Member	61.7	29.7	72.7
Return of Capital to Member	(4.5)	(8.6)	—
Issuance of Long-term Debt – Nonaffiliated	445.7	689.0	540.8
Change in Advances from Affiliates, Net	(89.6)	(55.0)	104.4
Retirement of Long-term Debt – Nonaffiliated	(95.0)	(60.0)	(104.0)
Dividends Paid to Member	(128.0)	(175.0)	(170.0)
Net Cash Flows from Financing Activities	190.3	420.1	443.9

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$204.0	$179.9	$158.8
Net Cash Paid for Income Taxes	42.6	87.6	95.5
Construction Expenditures Included in Current Liabilities as of December 31,	262.7	177.6	320.7

See Notes to Financial Statements of Registrants beginning on page 177.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2024	2023	2022
	(in millions of KWhs)
Retail:
Residential	10,483	10,126	11,159
Commercial	5,948	5,728	6,066
Industrial	8,666	8,710	8,849
Miscellaneous	829	804	843
Total Retail	25,926	25,368	26,917

Wholesale (a)	2,243	2,191	1,585

Total KWhs	28,169	27,559	28,502
(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2024	2023	2022
	(in degree days)
Actual – Heating (a)	1,713	1,537	2,182
Normal – Heating (b)	2,181	2,208	2,209

Actual – Cooling (c)	1,544	1,145	1,314
Normal – Cooling (b)	1,250	1,251	1,238

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Appalachian Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2023 to Year Ended December 31, 2024
Net Income
(in millions)

Year Ended December 31, 2023	$294.4

Changes in Revenues:
Retail Revenues	282.1
Off-system Sales	(0.9)
Transmission Revenues	17.4
Other Revenues	13.3
Total Change in Revenues	311.9

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	29.0
Other Operation and Maintenance	(107.2)
Depreciation and Amortization	(30.5)
Taxes Other Than Income Taxes	(14.4)
Interest Income	2.3
Allowance for Equity Funds Used During Construction	4.2
Non-Service Cost Components of Net Periodic Benefit Cost	(5.3)
Interest Expense	(1.8)
Total Change in Expenses and Other	(123.7)

Income Tax Expense	(60.9)

Year Ended December 31, 2024	$421.7

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $282 million primarily due to the following:
•A $114 million increase in rates due to the 2020-2022 Virginia Triennial Review.
•A $62 million increase in fuel revenues primarily due to an increase in ENEC revenues in West Virginia.
•A $58 million increase in rider revenues.
•A $51 million increase in weather-related usage driven by a 35% increase in cooling degree days and an 11% increase in heating degree days.
•Transmission Revenues increased $17 million primarily due to continued investment in transmission assets.
•Other Revenues increased $13 million primarily due to the following:
•An $8 million increase in pole attachment revenue.
•A $6 million increase in sales of renewable energy credits.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $29 million primarily due to prior year disallowance of under-recovered ENEC regulatory assets in West Virginia partially offset by an increase in over-recovered fuel deferrals in West Virginia primarily driven by an increase in ENEC rates and the amortization of Excess ADIT through the ENEC.
•Other Operation and Maintenance expenses increased $107 million primarily due to the following:
•A $55 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
•A $43 million increase in distribution expenses primarily due to the following:
•An $18 million increase in vegetation management expenses approved by the Virginia SCC and recovered through base rates.
•A $14 million increase in other distribution and vegetation management expenses.
•An $11 million increase due to the amortization of 2020-2022 storm-related regulatory assets which began in 2024.
•A $26 million increase in employee-related expenses due to the voluntary severance program that occurred in the second quarter of 2024.
•A $13 million increase due to prior year proceeds received for insurance policy settlements.

These increases were partially offset by:
•A $25 million decrease due to the January 2024 completion of regulatory asset amortization related to under-earnings during the 2017-2019 Triennial Review.
•Depreciation and Amortization expenses increased $31 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $14 million due to an increase in Virginia state minimum taxes.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $5 million primarily due to the expiration of prior service credit amortization from previous plan changes partially offset by a lower loss amortization as the result of favorable asset returns during 2023.
•Income Tax Expense increased $61 million primarily due to the following:
•A $40 million increase due to an increase in pretax book income.
•A $34 million increase due to a decrease in amortization of Excess ADIT.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Appalachian Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Appalachian Power Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. Regulatory assets (deferred expenses to be recovered in the future) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. As of December 31, 2024, there were $1,514 million of deferred costs included in regulatory assets, $536 million of which were pending final regulatory approval, and $1,137 million of regulatory liabilities awaiting potential refund or future rate reduction, $19 million of which were pending final regulatory determination. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are (i) the significant judgment by management in assessing probability of the recovery of regulatory assets and refund of regulatory liabilities and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including controls over the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others (i) evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities; (ii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.

Incremental Asset Retirement Obligations arising from the Federal Environment Protection Agency’s (“Federal EPA”) Revised Coal Combustion Residuals (CCR) Rule

As described in Notes 1 and 6 to the consolidated financial statements, in April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. Management evaluated the applicability of the rule to current and former plant sites and recorded incremental asset retirement obligations (AROs) based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the revised CCR Rule. As disclosed by management, accounting for the incremental ARO arising from the revised CCR Rule requires significant judgment by management due to the significant measurement uncertainty in estimating the incremental liability. As further groundwater monitoring and other analysis is performed, management expects to refine the assumptions and underlying cost estimates used in recording the incremental ARO arising from the revised CCR Rule. The estimated liability can significantly change if there are changes in the impacted coal ash site acreage inputs or if refinements in the assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements vary from the initial estimates. As a result of the rule, the Company recorded an incremental ARO of $312 million in the second quarter of 2024.

The principal considerations for our determination that performing procedures relating to the incremental ARO arising from the revised CCR Rule is a critical audit matter are (i) the significant judgment by management when developing the estimate of the incremental ARO; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the impacted coal ash site acreage and management’s assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements (collectively “management’s assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the incremental ARO arising from the revised CCR Rule, including controls over the impacted coal ash site acreage and management’s assumptions used in the estimate of the incremental ARO. These procedures also included, among others, (i) testing the completeness and accuracy of data used, including the impacted coal ash site acreage, in the estimate of the incremental ARO; (ii) testing management’s process for determining estimate of the incremental ARO , and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) assessing the adequacy of the cost assessment of the incremental ARO in accordance with the remediation requirements outlined in the Federal EPA’s revised CCR rule, (b) evaluating the reasonableness of management’s process over measuring coal ash site acreage and (c) evaluating the reasonableness of management’s assumptions used in the estimate.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 13, 2025

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

Management assessed the effectiveness of APCo’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded APCo’s internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, APCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit APCo to provide only management’s report in this annual report.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
REVENUES
Electric Generation, Transmission and Distribution	$3,769.3	$3,464.1	$3,245.5
Sales to AEP Affiliates	247.4	239.3	256.1
Other Revenues	15.9	17.3	18.3
TOTAL REVENUES	4,032.6	3,720.7	3,519.9

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,405.6	1,434.6	1,173.9
Other Operation	804.7	748.4	724.1
Maintenance	322.6	271.7	297.8
Asset Impairments and Other Related Charges - Coal Fired Generation	—	—	24.9
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	—	—	(37.0)
Depreciation and Amortization	602.4	571.9	575.9
Taxes Other Than Income Taxes	177.5	163.1	158.2
TOTAL EXPENSES	3,312.8	3,189.7	2,917.8

OPERATING INCOME	719.8	531.0	602.1

Other Income (Expense):
Interest Income	5.1	2.8	3.5
Allowance for Equity Funds Used During Construction	16.1	11.9	11.7
Non-Service Cost Components of Net Periodic Benefit Cost	27.2	32.5	29.0
Interest Expense	(271.4)	(269.6)	(233.9)

INCOME BEFORE INCOME TAX EXPENSE	496.8	308.6	412.4

Income Tax Expense	75.1	14.2	18.2

NET INCOME	$421.7	$294.4	$394.2

The common stock of APCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 177.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2024, 2023 and 2022
 (in millions)

	Years Ended December 31,
	2024	2023	2022
Net Income	$421.7	$294.4	$394.2

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.2), $(0.2) and $(0.2) in 2024, 2023 and 2022, Respectively	(0.8)	(0.8)	(0.8)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.3), $(0.8) and $(1.1) in 2024, 2023 and 2022, Respectively	(1.1)	(3.0)	(4.3)
Pension and OPEB Funded Status, Net of Tax of $4.5, $1.3 and $(6.4) in 2024, 2023 and 2022, Respectively	16.9	4.9	(24.1)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	15.0	1.1	(29.2)

TOTAL COMPREHENSIVE INCOME	$436.7	$295.5	$365.0

See Notes to Financial Statements of Registrants beginning on page 177.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$260.4	$1,828.7	$2,534.4	$24.4	$4,647.9

Common Stock Dividends			(37.5)		(37.5)
Net Income			394.2		394.2
Other Comprehensive Loss				(29.2)	(29.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	260.4	1,828.7	2,891.1	(4.8)	4,975.4

Capital Contribution from Parent		6.5			6.5
Return of Capital to Parent		(0.7)			(0.7)
Net Income			294.4		294.4
Other Comprehensive Income				1.1	1.1
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	260.4	1,834.5	3,185.5	(3.7)	5,276.7

Capital Contribution from Parent		114.1			114.1
Return of Capital to Parent		(4.5)			(4.5)
Common Stock Dividends			(75.0)		(75.0)
Net Income			421.7		421.7
Other Comprehensive Income				15.0	15.0
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$260.4	$1,944.1	$3,532.2	$11.3	$5,748.0

See Notes to Financial Statements of Registrants beginning on page 177.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$3.9	$5.0
Restricted Cash for Securitized Funding	16.2	14.9
Advances to Affiliates	17.7	18.9
Accounts Receivable:
Customers	185.7	170.3
Affiliated Companies	110.5	98.8
Accrued Unbilled Revenues	93.1	70.8
Miscellaneous	0.3	0.6
Allowance for Credit Losses	(2.0)	(2.0)
Total Accounts Receivable	387.6	338.5
Fuel	308.0	315.0
Materials and Supplies	131.7	148.4
Risk Management Assets	35.7	22.4
Regulatory Asset for Under-Recovered Fuel Costs	148.1	155.4
Prepayments and Other Current Assets	46.0	40.5
TOTAL CURRENT ASSETS	1,094.9	1,059.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	7,272.6	7,041.3
Transmission	5,001.5	4,711.8
Distribution	5,568.5	5,176.6
Other Property, Plant and Equipment	1,062.9	981.3
Construction Work in Progress	742.6	709.2
Total Property, Plant and Equipment	19,648.1	18,620.2
Accumulated Depreciation and Amortization	6,035.6	5,688.7
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	13,612.5	12,931.5

OTHER NONCURRENT ASSETS
Regulatory Assets	1,366.0	1,155.1
Securitized Assets	106.2	133.4
Employee Benefits and Pension Assets	203.9	171.7
Operating Lease Assets	67.0	73.7
Deferred Charges and Other Noncurrent Assets	215.4	187.5
TOTAL OTHER NONCURRENT ASSETS	1,958.5	1,721.4

TOTAL ASSETS	$16,665.9	$15,711.9

See Notes to Financial Statements of Registrants beginning on page 177.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2024 and 2023

	December 31,
	2024	2023
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$95.0	$339.6
Accounts Payable:
General	427.2	280.4
Affiliated Companies	205.9	121.3
Long-term Debt Due Within One Year - Nonaffiliated	798.6	538.8
Customer Deposits	86.6	80.0
Accrued Taxes	168.8	117.6
Obligations Under Operating Leases	13.7	14.6
Other Current Liabilities	229.7	193.6
TOTAL CURRENT LIABILITIES	2,025.5	1,685.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,861.7	5,049.5
Deferred Income Taxes	2,033.5	2,011.9
Regulatory Liabilities and Deferred Investment Tax Credits	1,115.8	1,081.9
Asset Retirement Obligations	767.4	442.5
Employee Benefits and Pension Obligations	29.6	32.8
Obligations Under Operating Leases	54.0	59.8
Deferred Credits and Other Noncurrent Liabilities	30.4	70.9
TOTAL NONCURRENT LIABILITIES	8,892.4	8,749.3

TOTAL LIABILITIES	10,917.9	10,435.2

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,944.1	1,834.5
Retained Earnings	3,532.2	3,185.5
Accumulated Other Comprehensive Income (Loss)	11.3	(3.7)
TOTAL COMMON SHAREHOLDER’S EQUITY	5,748.0	5,276.7

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$16,665.9	$15,711.9

See Notes to Financial Statements of Registrants beginning on page 177.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$421.7	$294.4	$394.2
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	602.4	571.9	575.9
Deferred Income Taxes	(17.4)	(54.3)	79.6
Asset Impairments and Other Related Charges - Coal Fired Generation	—	—	24.9
Allowance for Equity Funds Used During Construction	(16.1)	(11.9)	(11.7)
Mark-to-Market of Risk Management Contracts	(35.0)	65.6	(24.4)
Deferred Fuel Over/Under-Recovery, Net	136.1	279.7	(501.8)
Change in Regulatory Assets	(114.9)	(19.9)	(34.4)
Establishment of 2017-2019 Virginia Triennial Review Regulatory Asset	—	—	(37.0)
Change in Other Noncurrent Assets	(46.8)	(95.4)	(40.8)
Change in Other Noncurrent Liabilities	11.9	(1.9)	31.4
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(45.9)	17.5	(8.5)
Fuel, Materials and Supplies	23.7	(173.9)	(113.5)
Margin Deposits	(1.4)	(16.1)	64.4
Accounts Payable	166.2	(125.9)	190.1
Accrued Taxes, Net	50.8	25.2	6.7
Other Current Assets	(3.3)	0.4	0.2
Other Current Liabilities	11.7	(32.3)	5.9
Net Cash Flows from Operating Activities	1,143.7	723.1	601.2

INVESTING ACTIVITIES
Construction Expenditures	(1,009.4)	(1,053.0)	(1,048.6)
Change in Advances to Affiliates, Net	1.2	0.9	1.0
Other Investing Activities	15.5	(2.8)	42.4
Net Cash Flows Used for Investing Activities	(992.7)	(1,054.9)	(1,005.2)

FINANCING ACTIVITIES
Capital Contribution from Parent	114.1	6.5	—
Return of Capital to Parent	(4.5)	(0.7)	—
Issuance of Long-term Debt – Nonaffiliated	480.8	200.0	698.0
Change in Advances from Affiliates, Net	(244.6)	157.4	(17.1)
Retirement of Long-term Debt – Nonaffiliated	(413.5)	(26.6)	(230.4)
Principal Payments for Finance Lease Obligations	(8.7)	(8.3)	(7.9)
Dividends Paid on Common Stock	(75.0)	—	(37.5)
Other Financing Activities	0.6	1.5	0.7
Net Cash Flows from (Used for) Financing Activities	(150.8)	329.8	405.8

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	0.2	(2.0)	1.8
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	19.9	21.9	20.1
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$20.1	$19.9	$21.9

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$256.9	$259.7	$215.1
Net Cash Paid (Received) for Income Taxes	47.8	47.4	(88.6)
Noncash Acquisitions Under Finance Leases	1.8	5.0	1.6
Construction Expenditures Included in Current Liabilities as of December 31,	159.2	100.7	164.6

See Notes to Financial Statements of Registrants beginning on page 177.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2024	2023	2022
	(in millions of KWhs)
Retail:
Residential	5,301	5,169	5,507
Commercial	5,273	4,971	4,740
Industrial	7,298	7,309	7,492
Miscellaneous	49	55	56
Total Retail	17,921	17,504	17,795

Wholesale (a)	6,278	5,215	6,772

Total KWhs	24,199	22,719	24,567
(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2024	2023	2022
	(in degree days)
Actual – Heating (a)	2,859	2,917	3,804
Normal – Heating (b)	3,721	3,734	3,725

Actual – Cooling (c)	987	751	935
Normal – Cooling (b)	867	871	857

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Indiana Michigan Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2023 to Year Ended December 31, 2024
Net Income
(in millions)

Year Ended December 31, 2023	$335.9

Changes in Revenues:
Retail Revenues	46.1
Off-system Sales	(11.2)
Transmission Revenues	5.4
Other Revenues	(4.2)
Total Change in Revenues	36.1

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(5.3)
Purchased Electricity from AEP Affiliates	(27.7)
Other Operation and Maintenance	(62.1)
Asset Impairments and Other Related Charges	(13.4)
Depreciation and Amortization	(11.1)
Taxes Other Than Income Taxes	(5.0)
Other Income	0.2
Non-Service Cost Components of Net Periodic Benefit Cost	(13.2)
Interest Expense	3.2
Total Change in Expenses and Other	(134.4)

Income Tax Expense	153.8

Year Ended December 31, 2024	$391.4

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $46 million primarily due to the following:
•A $30 million increase in rider revenues.
•A $22 million increase due to the implementation of new base rates in Indiana and Michigan.
•A $21 million increase in weather-related usage primarily due to a 31% increase in cooling degree days.
•A $21 million increase in weather-normalized margins primarily in the commercial class.
•An $11 million increase in fuel revenues.
These increases were partially offset by:
•A $52 million decrease due to regulatory provisions for refund.
•Off-system Sales decreased $11 million primarily due to economic hedging activity and Rockport Plant, Unit 2 merchant sales.
•Transmission Revenues increased $5 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $5 million primarily due to an increase in merchant generation at Rockport Plant and an increase in recoverable PJM expenses, partially offset by decreased recoverable fuel costs.
•Purchased Electricity from AEP Affiliates increased $28 million primarily due to an increase in purchased electricity from the Rockport Plant.

•Other Operation and Maintenance expenses increased $62 million primarily due to the following:
•A $28 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
•A $24 million increase in employee-related expenses including a $15 million increase associated with the voluntary severance program that occurred in the second quarter of 2024.
•A $9 million increase in non-utility operation expenses due to an increase in RTD expenses and merchant operation expenses at Rockport Plant.
•Asset Impairments and Other Related Charges increased $13 million due to the Federal EPA’s revised CCR rules.
•Depreciation and Amortization expenses increased $11 million primarily due to the following:
•A $15 million increase related to a regulatory provision for Nuclear PTCs. This increase is offset in Income Tax Expense below.
•A $14 million increase due to a higher depreciable base.
These increases were partially offset by:
•A $20 million decrease primarily due to the deferral of Excess ADIT as a result of the PLR received regarding the treatment of stand-alone NOLCs and the timing of refunds to customers under rate rider mechanisms.
•Taxes Other Than Income Taxes increased $5 million primarily due to an increase in property taxes resulting from adjustments for prior year activity.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $13 million primarily due to a plan remeasurement triggered by settlements related to the voluntary severance program.
•Income Tax Expense decreased $154 million primarily due to the following:
•A $69 million decrease due to estimated Nuclear PTCs.
•A $67 million decrease due to a reduction in Excess ADIT as a result of the IRS PLR and I&M Michigan jurisdictional treatment of stand-alone NOLCs.
•A $21 million decrease due to a decrease in pretax book income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Indiana Michigan Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Indiana Michigan Power Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income (loss), of changes in common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. Regulatory assets (deferred expenses to be recovered in the future) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. As of December 31, 2024, there were $559 million of deferred costs included in regulatory assets, $115 million of which were pending final regulatory approval, and $2,491 million of regulatory liabilities awaiting potential refund or future rate reduction, $43 million of which were pending final regulatory determination. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are (i) the significant judgment by management in assessing probability of the recovery of regulatory assets and refund of regulatory liabilities and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including controls over the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others (i) evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities; (ii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.

Incremental Asset Retirement Obligations arising from the Federal Environment Protection Agency’s (“Federal EPA”) Revised Coal Combustion Residuals (CCR) Rule

As described in Notes 1 and 6 to the consolidated financial statements, in April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. Management evaluated the applicability of the rule to current and former plant sites and recorded incremental asset retirement obligations (AROs) based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the revised CCR Rule. As disclosed by management, accounting for the incremental ARO arising from the revised CCR Rule requires significant judgment by management due to the significant measurement uncertainty in estimating the incremental liability. As further groundwater monitoring and other analysis is performed, management expects to refine the assumptions and underlying cost estimates used in recording the incremental ARO arising from the revised CCR Rule. The estimated liability can significantly change if there are changes in the impacted coal ash site acreage inputs or if refinements in the assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements vary from the initial estimates. As a result of the rule, the Company recorded an incremental ARO of $86 million in the second quarter of 2024.

The principal considerations for our determination that performing procedures relating to the incremental ARO arising from the revised CCR Rule is a critical audit matter are (i) the significant judgment by management when developing the estimate of the incremental ARO; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the impacted coal ash site acreage and management’s assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements (collectively “management’s assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the incremental ARO arising from the revised CCR Rule, including controls over the impacted coal ash site acreage and management’s assumptions used in the estimate of the incremental ARO. These procedures also included, among others, (i) testing the completeness and accuracy of data used, including the impacted coal ash site acreage, in the estimate of the incremental ARO; (ii) testing management’s process for determining estimate of the incremental ARO , and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) assessing the adequacy of the cost assessment of the incremental ARO in accordance with the remediation requirements outlined in the Federal EPA’s revised CCR rule, (b) evaluating the reasonableness of management’s process over measuring coal ash site acreage and (c) evaluating the reasonableness of management’s assumptions used in the estimate.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 13, 2025

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

Management assessed the effectiveness of I&M’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded I&M’s internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, I&M’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit I&M to provide only management’s report in this annual report.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
REVENUES
Electric Generation, Transmission and Distribution	$2,552.3	$2,469.0	$2,613.7
Sales to AEP Affiliates	15.4	9.3	17.8
Provision for Refund – Affiliated	(13.7)	(10.5)	(2.5)
Provision for Refund – Nonaffiliated	(56.8)	(3.2)	(25.4)
Other Revenues – Affiliated	64.5	59.0	54.3
Other Revenues – Nonaffiliated	10.3	12.3	11.7
TOTAL REVENUES	2,572.0	2,535.9	2,669.6

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	416.6	411.3	535.5
Purchased Electricity from AEP Affiliates	208.9	181.2	241.8
Other Operation	728.2	662.8	621.0
Maintenance	235.4	238.7	227.2
Asset Impairment and Other Related Charges	13.4	—	—
Depreciation and Amortization	481.1	470.0	527.2
Taxes Other Than Income Taxes	89.2	84.2	97.0
TOTAL EXPENSES	2,172.8	2,048.2	2,249.7

OPERATING INCOME	399.2	487.7	419.9

Other Income (Expense):
Other Income	12.7	12.5	9.3
Non-Service Cost Components of Net Periodic Benefit Cost	17.8	31.0	24.9
Interest Expense	(133.5)	(136.7)	(125.2)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	296.2	394.5	328.9

Income Tax Expense (Benefit)	(95.2)	58.6	4.2

NET INCOME	$391.4	$335.9	$324.7

The common stock of I&M is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 177.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2024, 2023 and 2022
 (in millions)

	Years Ended December 31,
	2024	2023	2022
Net Income	$391.4	$335.9	$324.7

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0.1, $(0.1) and $0.4 in 2024, 2023 and 2022, Respectively	0.4	(0.4)	1.6
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0, $(0.2) and $(0.1) in 2024, 2023 and 2022, Respectively	(0.2)	(0.9)	(0.3)
Pension and OPEB Funded Status, Net of Tax of $0.2, $0.3 and $(0.1) in 2024, 2023 and 2022, Respectively	0.6	1.0	(0.3)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	0.8	(0.3)	1.0

TOTAL COMPREHENSIVE INCOME	$392.2	$335.6	$325.7

See Notes to Financial Statements of Registrants beginning on page 177.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$56.6	$980.9	$1,748.5	$(1.3)	$2,784.7

Capital Contribution from Parent		7.9			7.9
Common Stock Dividends			(110.0)		(110.0)
Net Income			324.7		324.7
Other Comprehensive Income				1.0	1.0
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	56.6	988.8	1,963.2	(0.3)	3,008.3

Capital Contribution from Parent		8.8			8.8
Common Stock Dividends			(212.5)		(212.5)
Net Income			335.9		335.9
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	56.6	997.6	2,086.6	(0.6)	3,140.2

Capital Contribution from Parent		15.9			15.9
Return of Capital to Parent		(1.8)			(1.8)
Common Stock Dividends			(150.0)		(150.0)
Net Income			391.4		391.4
Other Comprehensive Income				0.8	0.8
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$56.6	$1,011.7	$2,328.0	$0.2	$3,396.5

See Notes to Financial Statements of Registrants beginning on page 177.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$1.5	$2.1
Accounts Receivable:
Customers	58.7	66.9
Affiliated Companies	79.1	65.0
Accrued Unbilled Revenues	21.4	0.2
Miscellaneous	6.3	8.2
Total Accounts Receivable	165.5	140.3
Fuel	83.4	88.1
Materials and Supplies	212.2	208.2
Risk Management Assets	18.4	27.8
Regulatory Asset for Under-Recovered Fuel Costs	10.6	14.8
Prepayments and Other Current Assets	52.0	46.7
TOTAL CURRENT ASSETS	543.6	528.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,503.0	5,646.8
Transmission	1,957.8	1,906.4
Distribution	3,535.0	3,254.0
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	992.4	898.5
Construction Work in Progress	334.9	301.7
Total Property, Plant and Equipment	12,323.1	12,007.4
Accumulated Depreciation, Depletion and Amortization	4,643.8	4,378.4
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,679.3	7,629.0

OTHER NONCURRENT ASSETS
Regulatory Assets	548.1	406.3
Spent Nuclear Fuel and Decommissioning Trusts	4,395.1	3,860.2
Operating Lease Assets	51.5	53.8
Deferred Charges and Other Noncurrent Assets	317.9	330.7
TOTAL OTHER NONCURRENT ASSETS	5,312.6	4,651.0

TOTAL ASSETS	$13,535.5	$12,808.0

See Notes to Financial Statements of Registrants beginning on page 177.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2024 and 2023
(dollars in millions)

	December 31,
	2024	2023
CURRENT LIABILITIES
Advances from Affiliates	$126.8	$63.3
Accounts Payable:
General	202.2	225.8
Affiliated Companies	98.5	107.3
Long-term Debt Due Within One Year – Nonaffiliated (December 31, 2024 and 2023 Amounts Include $79.0 and $81.4, Respectively, Related to DCC Fuel)	269.2	83.7
Customer Deposits	59.1	72.2
Accrued Taxes	102.2	104.7
Accrued Interest	41.3	41.3
Obligations Under Operating Leases	12.3	16.8
Regulatory Liability for Over-Recovered Fuel Costs	10.3	23.2
Other Current Liabilities	149.3	91.9
TOTAL CURRENT LIABILITIES	1,071.2	830.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,225.1	3,415.7
Deferred Income Taxes	1,175.8	1,169.9
Regulatory Liabilities and Deferred Investment Tax Credits	2,480.8	2,052.3
Asset Retirement Obligations	2,088.8	2,104.3
Obligations Under Operating Leases	40.1	37.7
Deferred Credits and Other Noncurrent Liabilities	57.2	57.7
TOTAL NONCURRENT LIABILITIES	9,067.8	8,837.6

TOTAL LIABILITIES	10,139.0	9,667.8

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	1,011.7	997.6
Retained Earnings	2,328.0	2,086.6
Accumulated Other Comprehensive Income (Loss)	0.2	(0.6)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,396.5	3,140.2

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$13,535.5	$12,808.0

See Notes to Financial Statements of Registrants beginning on page 177.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$391.4	$335.9	$324.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	481.1	470.0	527.2
Deferred Income Taxes	(117.0)	(54.1)	(45.1)
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	12.6	25.6	(49.2)
Asset Impairment and Other Related Charges	13.4	—	—
Allowance for Equity Funds Used During Construction	(13.3)	(10.9)	(9.8)
Mark-to-Market of Risk Management Contracts	19.8	(22.2)	(16.9)
Amortization of Nuclear Fuel	102.9	96.6	82.9
Deferred Fuel Over/Under-Recovery, Net	(8.7)	55.5	(42.2)
Change in Other Noncurrent Assets	(16.9)	(80.3)	(47.3)
Change in Other Noncurrent Liabilities	40.0	47.6	62.4
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(23.1)	71.4	(82.7)
Fuel, Materials and Supplies	0.7	(61.4)	(2.6)
Accounts Payable	(45.3)	22.5	37.3
Accrued Taxes, Net	(2.5)	1.5	9.4
Other Current Assets	1.5	(6.2)	19.5
Other Current Liabilities	32.3	(11.6)	(46.9)
Net Cash Flows from Operating Activities	868.9	879.9	720.7

INVESTING ACTIVITIES
Construction Expenditures	(583.0)	(550.3)	(557.8)
Change in Advances to Affiliates, Net	—	23.0	(1.5)
Purchases of Investment Securities	(2,902.4)	(2,845.1)	(2,765.4)
Sales of Investment Securities	2,851.2	2,787.5	2,713.6
Acquisitions of Nuclear Fuel	(139.9)	(128.2)	(100.7)
Other Investing Activities	6.4	6.1	10.3
Net Cash Flows Used for Investing Activities	(767.7)	(707.0)	(701.5)

FINANCING ACTIVITIES
Capital Contribution from Parent	15.9	8.8	7.9
Return of Capital to Parent	(1.8)	—	—
Issuance of Long-term Debt - Nonaffiliated	80.4	565.3	142.7
Change in Advances from Affiliates, Net	63.5	(186.6)	156.6
Retirement of Long-term Debt - Nonaffiliated	(103.4)	(343.3)	(83.4)
Principal Payments for Finance Lease Obligations	(7.1)	(7.4)	(130.7)
Dividends Paid on Common Stock	(150.0)	(212.5)	(110.0)
Other Financing Activities	0.7	0.7	0.6
Net Cash Flows Used for Financing Activities	(101.8)	(175.0)	(16.3)

Net Increase (Decrease) in Cash and Cash Equivalents	(0.6)	(2.1)	2.9
Cash and Cash Equivalents at Beginning of Period	2.1	4.2	1.3
Cash and Cash Equivalents at End of Period	$1.5	$2.1	$4.2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$144.1	$131.6	$120.9
Net Cash Paid for Income Taxes	24.0	109.0	10.1
Noncash Acquisitions Under Finance Leases	1.3	4.8	2.2
Construction Expenditures Included in Current Liabilities as of December 31,	77.2	67.8	71.9
Acquisition of Nuclear Fuel Included in Current Liabilities as of December 31,	23.5	24.2	—

See Notes to Financial Statements of Registrants beginning on page 177.

OHIO POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2024	2023	2022
	(in millions of KWhs)
Retail:
Residential	14,128	13,440	14,430
Commercial	20,295	16,870	16,013
Industrial	14,121	13,899	14,088
Miscellaneous	108	109	110
Total Retail (a)	48,652	44,318	44,641

Wholesale (b)	2,014	1,922	2,198

Total KWhs	50,666	46,240	46,839

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold into PJM.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2024	2023	2022
	(in degree days)
Actual – Heating (a)	2,446	2,380	3,116
Normal – Heating (b)	3,140	3,185	3,185

Actual – Cooling (c)	1,300	842	1,121
Normal – Cooling (b)	1,031	1,026	1,011

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Ohio Power Company and Subsidiaries
Reconciliation of Year Ended December 31, 2023 to Year Ended December 31, 2024
Net Income
(in millions)

Year Ended December 31, 2023	$328.2

Changes in Revenues:
Retail Revenues	(8.7)
Off-system Sales	(7.9)
Transmission Revenues	1.0
Other Revenues	32.0
Total Change in Revenues	16.4

Changes in Expenses and Other:
Purchased Electricity for Resale	316.7
Purchased Electricity from AEP Affiliates	(11.0)
Other Operation and Maintenance	(151.4)
Asset Impairments and Other Related Charges	(52.9)
Depreciation and Amortization	(69.8)
Taxes Other Than Income Taxes	(52.9)
Other Income	3.0
Allowance for Equity Funds Used During Construction	6.3
Non-Service Cost Components of Net Periodic Benefit Cost	(10.7)
Interest Expense	(17.1)
Total Change in Expenses and Other	(39.8)

Income Tax Expense	1.9
Equity Earnings of Unconsolidated Subsidiaries	(1.1)

Year Ended December 31, 2024	$305.6
The major components of the increase in Revenues were as follows:
•Retail Revenues decreased $9 million primarily due to the following:
•A $387 million decrease due to lower prices and lower customer participation in OPCo’s SSO.
This decrease was partially offset by:
•A $332 million increase in rider revenues.
•A $41 million increase in weather-related usage driven by a 54% increase in cooling degree days and a 3% increase in heating degree days.
•Off-system Sales decreased $8 million primarily due to 2023 PJM settlements related to winter storm Elliott.
•Other Revenues increased $32 million primarily due to the following:
•A $47 million increase due to third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs.
This increase was partially offset by:
•A $20 million decrease in recoverable sales of renewable energy credits.

Expenses and Other changed between years as follows:

•Purchased Electricity for Resale expenses decreased $317 million primarily due to the following:
•A $398 million decrease in recoverable auction purchases primarily due to lower prices and lower volumes driven by lower customer participation in OPCo’s SSO.
•A $28 million decrease in recoverable alternative energy rider expenses.
These decreases were partially offset by:
•A $110 million increase in recoverable OVEC costs.
•Purchased Electricity from AEP Affiliates expenses increased $11 million primarily due to increased recoverable purchases in OPCo’s SSO auction.
•Other Operation and Maintenance expenses increased $151 million primarily due to the following:
•An $84 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
•A $33 million increase in distribution expenses primarily due to recoverable storm restoration costs and recoverable vegetation management expenses.

•A $15 million increase in employee-related expenses due to the voluntary severance program that occurred in the second quarter of 2024.
•A $14 million increase related to recoverable energy assistance program expenses for qualified Ohio customers.
•Asset Impairments and Other Related Charges increased $53 million primarily due to the Federal EPA’s revised CCR rules.
•Depreciation and Amortization expenses increased $70 million primarily due to a higher depreciable base and an increase in recoverable rider depreciable assets.
•Taxes Other Than Income Taxes increased $53 million primarily due to the following:
•A $42 million increase due to higher property taxes driven by additional investments in transmission and distribution assets and tax rate changes.
•An $11 million increase in state excise taxes due to increased billed KWhs in 2024 resulting in a higher tax burden.
•Allowance for Equity Funds Used During Construction increased $6 million primarily due to an increase in AFUDC base and equity rates.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $11 million primarily due to a plan remeasurement triggered by settlements related to the voluntary severance program.
•Interest Expense increased $17 million primarily due to higher debt balances and interest rates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Ohio Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ohio Power Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of changes in common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. Regulatory assets (deferred expenses to be recovered in the future) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. As of December 31, 2024, there were $379 million of deferred costs included in regulatory assets, $1 million of which were pending final regulatory approval, and $988 million of regulatory liabilities awaiting potential refund or future rate reduction, $73 million of which were pending final regulatory determination. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are (i) the significant judgment by management in assessing probability of the recovery of regulatory assets and refund of regulatory liabilities and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including controls over the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others (i) evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities; (ii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.

Incremental Asset Retirement Obligations arising from the Federal Environment Protection Agency’s (“Federal EPA”) Revised Coal Combustion Residuals (CCR) Rule

As described in Notes 1 and 6 to the consolidated financial statements, in April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. Management evaluated the applicability of the rule to current and former plant sites and recorded incremental asset retirement obligations (AROs) based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the revised CCR Rule. As disclosed by management, accounting for the incremental ARO arising from the revised CCR Rule requires significant judgment by management due to the significant measurement uncertainty in estimating the incremental liability. As further groundwater monitoring and other analysis is performed, management expects to refine the assumptions and underlying cost estimates used in recording the incremental ARO arising from the revised CCR Rule. The estimated liability can significantly change if there are changes in the impacted coal ash site acreage inputs or if refinements in the assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements vary from the initial estimates. As a result of the rule, the Company recorded an incremental ARO of $53 million in the second quarter of 2024.

The principal considerations for our determination that performing procedures relating to the incremental ARO arising from the revised CCR Rule is a critical audit matter are (i) the significant judgment by management when developing the estimate of the incremental ARO; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the impacted coal ash site acreage and management’s assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements (collectively “management’s assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the incremental ARO arising from the revised CCR Rule, including controls over the impacted coal ash site acreage and management’s assumptions used in the estimate of the incremental ARO. These procedures also included, among others, (i) testing the completeness and accuracy of data used, including the impacted coal ash site acreage, in the estimate of the incremental ARO; (ii) testing management’s process for determining estimate of the incremental ARO, and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) assessing the adequacy of the cost assessment of the incremental ARO in accordance with the remediation requirements outlined in the Federal EPA’s revised CCR rule, (b) evaluating the reasonableness of management’s process over measuring coal ash site acreage and (c) evaluating the reasonableness of management’s assumptions used in the estimate.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 13, 2025

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

Management assessed the effectiveness of OPCo’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded OPCo’s internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, OPCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit OPCo to provide only management’s report in this annual report.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
REVENUES
Electricity, Transmission and Distribution	$3,793.0	$3,768.0	$3,635.3
Sales to AEP Affiliates	22.7	31.1	18.8
Other Revenues	12.1	12.3	11.0
TOTAL REVENUES	3,827.8	3,811.4	3,665.1

EXPENSES
Purchased Electricity for Resale	811.3	1,128.0	1,277.4
Purchased Electricity from AEP Affiliates	97.8	86.8	9.8
Other Operation	1,198.3	1,091.7	982.0
Maintenance	256.3	211.5	185.5
Asset Impairments and Other Related Charges	52.9	—	—
Depreciation and Amortization	386.0	316.2	294.3
Taxes Other Than Income Taxes	560.2	507.3	502.4
TOTAL EXPENSES	3,362.8	3,341.5	3,251.4

OPERATING INCOME	465.0	469.9	413.7

Other Income (Expense):
Other Income	3.4	0.4	1.3
Allowance for Equity Funds Used During Construction	23.4	17.1	13.9
Non-Service Cost Components of Net Periodic Benefit Cost	15.3	26.0	22.1
Interest Expense	(148.0)	(130.9)	(119.6)
INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS (LOSS)	359.1	382.5	331.4

Income Tax Expense	52.4	54.3	44.2
Equity Earnings (Loss) of Unconsolidated Subsidiaries	(1.1)	—	0.6

NET INCOME	$305.6	$328.2	$287.8

The common stock of OPCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 177.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$321.2	$838.8	$1,686.3	$2,846.3

Capital Contribution from Parent		1.0		1.0
Return of Capital to Parent		(2.0)		(2.0)
Common Stock Dividends			(45.0)	(45.0)
Net Income			287.8	287.8
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	321.2	837.8	1,929.1	3,088.1

Capital Contribution from Parent		175.0		175.0
Common Stock Dividends			(20.0)	(20.0)
Net Income			328.2	328.2
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	321.2	1,012.8	2,237.3	3,571.3

Capital Contribution from Parent		7.2		7.2
Net Income			305.6	305.6
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$321.2	$1,020.0	$2,542.9	$3,884.1

See Notes to Financial Statements of Registrants beginning on page 177.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$4.5	$6.4
Advances to Affiliates	114.9	—
Accounts Receivable:
Customers	189.2	39.2
Affiliated Companies	117.5	129.2
Accrued Unbilled Revenues	31.1	—
Miscellaneous	8.6	2.3
Total Accounts Receivable	346.4	170.7
Materials and Supplies	141.4	175.0
Renewable Energy Credits	—	8.9
Prepayments and Other Current Assets	19.9	16.8
TOTAL CURRENT ASSETS	627.1	377.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	3,663.9	3,395.1
Distribution	7,244.0	6,839.4
Other Property, Plant and Equipment	1,256.0	1,125.0
Construction Work in Progress	691.1	654.0
Total Property, Plant and Equipment	12,855.0	12,013.5
Accumulated Depreciation and Amortization	2,883.9	2,713.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,971.1	9,299.9

OTHER NONCURRENT ASSETS
Regulatory Assets	379.1	455.0
Operating Lease Assets	60.4	69.9
Deferred Charges and Other Noncurrent Assets	661.0	641.1
TOTAL OTHER NONCURRENT ASSETS	1,100.5	1,166.0

TOTAL ASSETS	$11,698.7	$10,843.7

See Notes to Financial Statements of Registrants beginning on page 177.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2024 and 2023
(dollars in millions)

	December 31,
	2024	2023
CURRENT LIABILITIES
Advances from Affiliates	$—	$110.5
Accounts Payable:
General	343.6	320.7
Affiliated Companies	204.9	154.2
Risk Management Liabilities	7.3	6.8
Customer Deposits	108.1	62.0
Accrued Taxes	836.1	763.3
Obligations Under Operating Leases	12.3	13.5
Other Current Liabilities	182.2	183.3
TOTAL CURRENT LIABILITIES	1,694.5	1,614.3

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,715.7	3,366.8
Long-term Risk Management Liabilities	40.2	43.9
Deferred Income Taxes	1,201.1	1,152.7
Regulatory Liabilities and Deferred Investment Tax Credits	987.7	1,003.6
Obligations Under Operating Leases	48.4	56.7
Deferred Credits and Other Noncurrent Liabilities	127.0	34.4
TOTAL NONCURRENT LIABILITIES	6,120.1	5,658.1

TOTAL LIABILITIES	7,814.6	7,272.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER'S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	1,020.0	1,012.8
Retained Earnings	2,542.9	2,237.3
TOTAL COMMON SHAREHOLDER’S EQUITY	3,884.1	3,571.3

TOTAL LIABILITIES AND COMMON SHAREHOLDER'S EQUITY	$11,698.7	$10,843.7

See Notes to Financial Statements of Registrants beginning on page 177.

OHIO POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$305.6	$328.2	$287.8
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	386.0	316.2	294.3
Deferred Income Taxes	7.8	7.9	71.5
Asset Impairments and Other Related Charges	52.9	—	—
Allowance for Equity Funds Used During Construction	(23.4)	(17.1)	(13.9)
Mark-to-Market of Risk Management Contracts	(3.2)	11.0	(52.8)
Property Taxes	(24.5)	(11.5)	(20.0)
Change in Regulatory Assets	45.4	(90.9)	30.4
Change in Other Noncurrent Assets	(37.8)	(137.5)	(87.1)
Change in Other Noncurrent Liabilities	57.9	(0.4)	91.1
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(169.8)	72.8	(83.7)
Materials and Supplies	54.8	(6.9)	(23.4)
Accounts Payable	6.7	23.6	112.7
Accrued Taxes, Net	75.9	27.5	27.8
Other Current Assets	(7.2)	0.4	11.2
Other Current Liabilities	43.1	(61.0)	40.2
Net Cash Flows from Operating Activities	770.2	462.3	686.1

INVESTING ACTIVITIES
Construction Expenditures	(930.1)	(990.4)	(872.4)
Change in Advances to Affiliates, Net	(114.9)	—	42.0
Other Investing Activities	34.0	41.0	27.9
Net Cash Flows Used for Investing Activities	(1,011.0)	(949.4)	(802.5)

FINANCING ACTIVITIES
Capital Contribution from Parent	7.2	175.0	1.0
Return of Capital to Parent	—	—	(2.0)
Issuance of Long-term Debt – Nonaffiliated	346.2	395.0	—
Change in Advances from Affiliates, Net	(110.5)	(62.4)	172.9
Retirement of Long-term Debt – Nonaffiliated	—	(0.6)	(0.1)
Principal Payments for Finance Lease Obligations	(5.3)	(5.0)	(4.9)
Dividends Paid on Common Stock	—	(20.0)	(45.0)
Other Financing Activities	1.3	1.9	1.1
Net Cash Flows from Financing Activities	238.9	483.9	123.0

Net Increase (Decrease) in Cash and Cash Equivalents	(1.9)	(3.2)	6.6
Cash and Cash Equivalents at Beginning of Period	6.4	9.6	3.0
Cash and Cash Equivalents at End of Period	$4.5	$6.4	$9.6

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$138.8	$124.1	$113.4
Net Cash Paid (Received) for Income Taxes	18.9	38.9	(19.7)
Noncash Acquisitions Under Finance Leases	1.5	4.1	3.0
Construction Expenditures Included in Current Liabilities as of December 31,	157.9	97.7	109.7

See Notes to Financial Statements of Registrants beginning on page 177.

PUBLIC SERVICE COMPANY OF OKLAHOMA

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2024	2023	2022
	(in millions of KWhs)
Retail:
Residential	6,293	6,138	6,618
Commercial	5,673	5,190	5,153
Industrial	5,882	5,932	6,073
Miscellaneous	1,279	1,255	1,297
Total Retail	19,127	18,515	19,141

Wholesale (a)	179	180	734

Total KWhs	19,306	18,695	19,875
(a)Includes municipalities and cooperatives, unit power and other wholesale customers.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2024	2023	2022
	(in degree days)
Actual – Heating (a)	1,311	1,405	1,893
Normal – Heating (b)	1,727	1,750	1,736

Actual – Cooling (c)	2,450	2,330	2,559
Normal – Cooling (b)	2,202	2,190	2,161

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Public Service Company of Oklahoma
Reconciliation of Year Ended December 31, 2023 to Year Ended December 31, 2024
Net Income
(in millions)

Year Ended December 31, 2023	$208.8

Changes in Revenues:
Retail Revenues (a)	(151.3)
Transmission Revenues	3.6
Other Revenues	17.1
Total Change in Revenues	(130.6)

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	212.8
Other Operation and Maintenance	(62.0)
Depreciation and Amortization	(16.7)
Taxes Other Than Income Taxes	(13.2)
Allowance for Funds Used During Construction	(1.0)
Non-Service Cost Components of Net Periodic Benefit Cost	(3.1)
Interest Expense	8.3
Total Change in Expenses and Other	125.1

Income Tax Benefit	46.0

Year Ended December 31, 2024	$249.3

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $151 million primarily due to the following:
•A $221 million decrease in fuel revenue primarily due to lower authorized fuel rates.
This decrease was partially offset by:
•A $66 million increase in base rate and rider revenues.
•A $7 million increase in weather-normalized revenues primarily in the commercial class.
•Other Revenues increased $17 million primarily due to revenues from a customer project to enhance transmission resiliency.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $213 million primarily due to the lower current year amortization of under-recovered fuel regulatory assets driven by lower authorized fuel rates.
•Other Operation and Maintenance expenses increased $62 million primarily due to the following:
•A $25 million increase in transmission expenses primarily due to the following:
•An $18 million increase in SPP expenses.
•A $9 million increase due to a FERC order which denied stand-alone treatment of NOLCs in transmission formula rates.
•A $13 million increase in expenses from a customer project to enhance transmission resiliency.
•A $10 million increase in employee-related expenses due to the voluntary severance program that occurred in the second quarter of 2024.
•Depreciation and Amortization expenses increased $17 million primarily due to a higher depreciable base, implementation of new rates and the amortization of regulatory assets related to NCWF.
•Taxes Other Than Income Taxes increased $13 million primarily due to an increase in property taxes.
•Interest Expense decreased $8 million primarily due to the recognition of debt carrying charges as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
•Income Tax Benefit increased $46 million primarily due to a reduction in Excess ADIT regulatory liabilities as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Public Service Company of Oklahoma

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Public Service Company of Oklahoma (the "Company") as of December 31, 2024 and 2023, and the related statements of income, of comprehensive income (loss), of changes in common shareholder's equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the financial statements, the Company's financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. Regulatory assets (deferred expenses to be recovered in the future) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. As of December 31, 2024, there were $593 million of deferred costs included in regulatory assets, $30 million of which were pending final regulatory approval, and $690 million of regulatory liabilities awaiting potential refund or future rate reduction, $2 million of which were pending final regulatory determination. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are (i) the significant judgment by management in assessing probability of the recovery of regulatory assets and refund of regulatory liabilities and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including controls over the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others (i) evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities; (ii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.

Incremental Asset Retirement Obligations arising from the Federal Environment Protection Agency’s (“Federal EPA”) Revised Coal Combustion Residuals (CCR) Rule

As described in Notes 1 and 6 to the financial statements, in April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. Management evaluated the applicability of the rule to current and former plant sites and recorded incremental asset retirement obligations (AROs) based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the revised CCR Rule. As disclosed by management, accounting for the incremental ARO arising from the revised CCR Rule requires significant judgment by management due to the significant measurement uncertainty in estimating the incremental liability. As further groundwater monitoring and other analysis is performed, management expects to refine the assumptions and underlying cost estimates used in recording the incremental ARO arising from the revised CCR Rule. The estimated liability can significantly change if there are changes in the impacted coal ash site acreage inputs or if refinements in the assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements vary from the initial estimates. As a result of the rule, the Company recorded an incremental ARO of $34 million in the second quarter of 2024.

The principal considerations for our determination that performing procedures relating to the incremental ARO arising from the revised CCR Rule is a critical audit matter are (i) the significant judgment by management when developing the estimate of the incremental ARO; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the impacted coal ash site acreage and management’s assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements (collectively “management’s assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the incremental ARO arising from the revised CCR Rule, including controls over the impacted coal ash site acreage and management’s assumptions used in the estimate of the incremental ARO. These procedures also included, among others, (i) testing the completeness and accuracy of data used, including the impacted coal ash site acreage, in the estimate of the incremental ARO; (ii) testing management’s process for determining estimate of the incremental ARO, and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) assessing the adequacy of the cost assessment of the incremental ARO in accordance with the remediation requirements outlined in the Federal EPA’s revised CCR rule, (b) evaluating the reasonableness of management’s process over measuring coal ash site acreage and (c) evaluating the reasonableness of management’s assumptions used in the estimate.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 13, 2025

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

Management assessed the effectiveness of PSO’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded PSO’s internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, PSO’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit PSO to provide only management’s report in this annual report.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
REVENUES
Electric Generation, Transmission and Distribution	$1,820.0	$1,968.4	$1,865.6
Sales to AEP Affiliates	6.9	1.2	2.9
Other Revenues	19.5	7.4	6.2
TOTAL REVENUES	1,846.4	1,977.0	1,874.7

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	742.5	955.3	891.5
Other Operation	416.8	355.8	400.4
Maintenance	113.0	112.0	114.4
Depreciation and Amortization	272.2	255.5	230.1
Taxes Other Than Income Taxes	77.3	64.1	57.5
TOTAL EXPENSES	1,621.8	1,742.7	1,693.9

OPERATING INCOME	224.6	234.3	180.8

Other Income (Expense):
Interest Income	1.8	1.8	7.4
Allowance for Equity Funds Used During Construction	7.4	8.4	1.5
Non-Service Cost Components of Net Periodic Benefit Cost	11.2	14.3	12.5
Interest Expense	(95.3)	(103.6)	(83.8)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	149.7	155.2	118.4

Income Tax Expense (Benefit)	(99.6)	(53.6)	(49.2)

NET INCOME	$249.3	$208.8	$167.6

The common stock of PSO is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 177.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2024, 2023 and 2022
 (in millions)

	Years Ended December 31,
	2024	2023	2022
Net Income	$249.3	$208.8	$167.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $1.0, $(0.4) and $0.3 in 2024, 2023 and 2022, Respectively	3.8	(1.5)	1.3

TOTAL COMPREHENSIVE INCOME	$253.1	$207.3	$168.9

See Notes to Financial Statements of Registrants beginning on page 177.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF CHANGES IN COMMON SHAREHOLDER’S EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2021	$157.2	$1,039.0	$1,095.4	$—	$2,291.6

Capital Contribution from Parent		3.6			3.6
Common Stock Dividends			(45.0)		(45.0)
Net Income			167.6		167.6
Other Comprehensive Income				1.3	1.3
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2022	157.2	1,042.6	1,218.0	1.3	2,419.1

Capital Contribution from Parent		0.6			0.6
Return of Capital to Parent		(3.9)			(3.9)
Common Stock Dividends			(52.5)		(52.5)
Net Income			208.8		208.8
Other Comprehensive Loss				(1.5)	(1.5)
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	157.2	1,039.3	1,374.3	(0.2)	2,570.6

Capital Contribution from Parent		1.9			1.9
Common Stock Dividends			(140.0)		(140.0)
Net Income			249.3		249.3
Other Comprehensive Income				3.8	3.8
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$157.2	$1,041.2	$1,483.6	$3.6	$2,685.6

See Notes to Financial Statements of Registrants beginning on page 177.

PUBLIC SERVICE COMPANY OF OKLAHOMA
BALANCE SHEETS
ASSETS
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$1.8	$2.5
Advances to Affiliates	232.0	—
Accounts Receivable:
Customers	74.8	107.6
Affiliated Companies	32.6	31.0
Miscellaneous	0.3	0.8
Total Accounts Receivable	107.7	139.4
Fuel	17.1	33.7
Materials and Supplies	108.8	106.9
Risk Management Assets	20.6	19.0
Accrued Tax Benefits	35.5	31.0
Regulatory Asset for Under-Recovered Fuel Costs	64.7	118.3
Prepayments and Other Current Assets	20.2	18.7
TOTAL CURRENT ASSETS	608.4	469.5

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	2,772.4	2,695.5
Transmission	1,345.3	1,228.3
Distribution	3,698.8	3,450.8
Other Property, Plant and Equipment	550.0	505.9
Construction Work in Progress	378.8	313.7
Total Property, Plant and Equipment	8,745.3	8,194.2
Accumulated Depreciation and Amortization	2,213.0	2,081.9
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,532.3	6,112.3

OTHER NONCURRENT ASSETS
Regulatory Assets	527.8	522.7
Employee Benefits and Pension Assets	73.6	68.4
Operating Lease Assets	106.2	112.8
Deferred Charges and Other Noncurrent Assets	62.0	49.2
TOTAL OTHER NONCURRENT ASSETS	769.6	753.1

TOTAL ASSETS	$7,910.3	$7,334.9

See Notes to Financial Statements of Registrants beginning on page 177.

PUBLIC SERVICE COMPANY OF OKLAHOMA
BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
December 31, 2024 and 2023

	December 31,
	2024	2023
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$54.4
Accounts Payable:
General	200.5	159.3
Affiliated Companies	59.1	56.7
Long-term Debt Due Within One Year – Nonaffiliated	125.6	0.6
Risk Management Liabilities	5.8	28.9
Customer Deposits	72.9	81.4
Accrued Taxes	33.4	30.7
Accrued Interest	33.1	30.7
Obligations Under Operating Leases	10.4	10.1
Other Current Liabilities	78.6	106.2
TOTAL CURRENT LIABILITIES	619.4	559.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,730.0	2,384.0
Deferred Income Taxes	930.6	831.2
Regulatory Liabilities and Deferred Investment Tax Credits	689.7	765.6
Asset Retirement Obligations	118.8	83.9
Obligations Under Operating Leases	101.9	106.8
Deferred Credits and Other Noncurrent Liabilities	34.3	33.8
TOTAL NONCURRENT LIABILITIES	4,605.3	4,205.3

TOTAL LIABILITIES	5,224.7	4,764.3

Rate Matters (Note 4)
Commitments and Contingencies (Note 6)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	1,041.2	1,039.3
Retained Earnings	1,483.6	1,374.3
Accumulated Other Comprehensive Income (Loss)	3.6	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY	2,685.6	2,570.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$7,910.3	$7,334.9

See Notes to Financial Statements of Registrants beginning on page 177.

PUBLIC SERVICE COMPANY OF OKLAHOMA
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$249.3	$208.8	$167.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	272.2	255.5	230.1
Deferred Income Taxes	20.6	7.9	(59.4)
Allowance for Equity Funds Used During Construction	(7.4)	(8.4)	(1.5)
Mark-to-Market of Risk Management Contracts	(27.1)	33.0	(13.7)
Deferred Fuel Over/Under-Recovery, Net	53.6	313.2	442.4
Change in Other Regulatory Assets	(0.3)	(108.3)	4.7
Change in Other Noncurrent Assets	(44.6)	(71.3)	(40.1)
Change in Other Noncurrent Liabilities	7.6	8.2	29.9
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	31.7	(16.3)	(46.0)
Fuel, Materials and Supplies	14.7	(16.8)	(51.1)
Accounts Payable	17.7	(58.2)	57.5
Accrued Taxes, Net	(1.8)	(12.9)	3.2
Other Current Assets	(4.3)	10.7	(6.3)
Other Current Liabilities	(33.3)	45.4	30.4
Net Cash Flows from Operating Activities	548.6	590.5	747.7

INVESTING ACTIVITIES
Construction Expenditures	(597.6)	(562.3)	(447.0)
Change in Advances to Affiliates, Net	(232.0)	—	—
Acquisitions of Renewable Energy Facilities	—	(145.7)	(549.3)
Other Investing Activities	5.3	15.2	4.3
Net Cash Flows Used for Investing Activities	(824.3)	(692.8)	(992.0)

FINANCING ACTIVITIES
Capital Contribution from Parent	1.9	0.6	3.6
Return of Capital to Parent	—	(3.9)	—
Issuance of Long-term Debt – Nonaffiliated	595.5	469.8	499.7
Change in Advances from Affiliates, Net	(54.4)	(309.8)	291.9
Retirement of Long-term Debt – Nonaffiliated	(125.6)	(0.5)	(500.5)
Principal Payments for Finance Lease Obligations	(3.3)	(3.3)	(3.2)
Dividends Paid on Common Stock	(140.0)	(52.5)	(45.0)
Other Financing Activities	0.9	0.4	0.5
Net Cash Flows from Financing Activities	275.0	100.8	247.0

Net Increase (Decrease) in Cash and Cash Equivalents	(0.7)	(1.5)	2.7
Cash and Cash Equivalents at Beginning of Period	2.5	4.0	1.3
Cash and Cash Equivalents at End of Period	$1.8	$2.5	$4.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$101.8	$87.3	$79.7
Net Cash Paid (Received) for Income Taxes	(15.1)	(10.6)	(12.5)
Cash Paid (Received) for Transferable Tax Credits	(96.0)	(34.6)	—
Noncash Acquisitions Under Finance Leases	1.5	2.1	2.8
Construction Expenditures Included in Current Liabilities as of December 31,	88.4	72.9	69.8

See Notes to Financial Statements of Registrants beginning on page 177.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Years Ended December 31,
	2024	2023	2022
	(in millions of KWhs)
Retail:
Residential	6,081	6,138	6,538
Commercial	5,588	5,538	5,732
Industrial	5,157	5,147	5,174
Miscellaneous	69	71	75
Total Retail	16,895	16,894	17,519

Wholesale (a)	5,467	5,429	6,714

Total KWhs	22,362	22,323	24,233
(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.

Summary of Heating and Cooling Degree Days

	Years Ended December 31,
	2024	2023	2022
	(in degree days)
Actual – Heating (a)	780	727	1,149
Normal – Heating (b)	1,158	1,174	1,170

Actual – Cooling (c)	3,041	2,853	2,833
Normal – Cooling (b)	2,382	2,365	2,333

(a)Heating degree days are calculated on a 55 degree temperature base.
(b)Normal Heating/Cooling represents the thirty-year average of degree days.
(c)Cooling degree days are calculated on a 65 degree temperature base.

Reconciliation of Year Ended December 31, 2023 to Year Ended December 31, 2024
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Year Ended December 31, 2023	$220.3

Changes in Revenues:
Retail Revenues (a)	(173.1)
Off-system Sales	2.9
Transmission Revenues	20.1
Other Revenues	3.6
Total Change in Revenues	(146.5)

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	73.8
Other Operation and Maintenance	(51.6)
Asset Impairments and Other Related Charges	85.6
Depreciation and Amortization	(46.5)
Taxes Other Than Income Taxes	10.2
Interest Income	(4.7)
Allowance for Equity Funds Used During Construction	2.0
Non-Service Cost Components of Net Periodic Benefit Cost	(12.8)
Interest Expense	41.7
Total Change in Expenses and Other	97.7

Income Tax Benefit	150.7
Net Income Attributable to Noncontrolling Interest	(1.0)

Year Ended December 31, 2024	$321.2

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $173 million primarily due to the following:
•A $148 million decrease due to a revenue refund associated with the Turk Plant and SWEPCo’s 2012 Texas Base Rate Case.
•An $82 million decrease in fuel revenues.
These decreases were partially offset by:
•A $25 million increase in rider revenues.
•A $15 million increase in weather-related usage primarily due to a 7% increase in heating degree days.
•Transmission Revenues increased $20 million primarily due to the following:
•A $13 million increase due to a FERC order which denied stand-alone treatment of NOLCs in transmission formula rates.
•A $12 million increase in transmission investment.
These increases were partially offset by:
•A $5 million decrease due to a reversal of a prior period provision for refund in 2023.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $74 million primarily due to a current year decrease in amortization of under-recovered fuel regulatory assets.
•Other Operation and Maintenance expenses increased $52 million primarily due to the following:
•An $18 million increase in transmission expenses primarily due to an increase in SPP expenses.
•A $17 million increase in employee-related expenses due to the voluntary severance program that occurred in the second quarter of 2024.
•A $14 million increase due to a disallowance recorded on the remaining net book value of the Dolet Hills Power Station as a result of an LPSC approved settlement agreement in April 2024.
•A $6 million increase due to the prior year capitalization of previously expensed renewable generation pre-construction charges.

•Asset Impairments and Other Related Charges decreased $86 million due to the probable disallowance of Turk Plant capitalized AFUDC in excess of the Texas jurisdictional capital cost cap as a result of the PUCT’s December 2023 preliminary order in the 2012 Texas Base Rate Case.
•Depreciation and Amortization expenses increased $47 million primarily due to an increase in amortization of regulatory assets and a higher depreciable base, partially offset by the recognition of a regulatory asset related to NOLCs.
•Taxes Other Than Income Taxes decreased $10 million primarily due to a decrease in property taxes.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $13 million primarily due to a plan remeasurement triggered by settlements related to the voluntary severance program.
•Interest Expense decreased $42 million primarily due to the recognition of debt carrying charges as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
•Income Tax Benefit increased $151 million primarily due to the following:
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Southwestern Electric Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwestern Electric Power Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income (loss), of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the Effects of Cost-Based Regulation

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated. Regulatory assets (deferred expenses to be recovered in the future) and regulatory liabilities (deferred future revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and matching income with its passage to customers in cost-based regulated rates. As of December 31, 2024, there were $1,028 million of deferred costs included in regulatory assets, $454 million of which were pending final regulatory approval, and $632 million of regulatory liabilities awaiting potential refund or future rate reduction, $7 million of which were pending final regulatory determination. Management reviews the probability of recovery of regulatory assets and refund of regulatory liabilities at each balance sheet date and whenever new events occur, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation.

The principal considerations for our determination that performing procedures relating to the accounting for the effects of cost-based regulation is a critical audit matter are (i) the significant judgment by management in assessing probability of the recovery of regulatory assets and refund of regulatory liabilities and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the probability of recovery of regulatory assets and refund of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of new events, such as changes in the regulatory environment, issuance of regulatory commission orders, or passage of new legislation, including controls over the probability of recovery of regulatory assets and refund of regulatory liabilities. These procedures also included, among others (i) evaluating the reasonableness of management's assessment of probability of future recovery for regulatory assets and refund of regulatory liabilities; (ii) testing, on a sample basis, the regulatory assets and liabilities, including those subject to pending rate cases and regulatory proceedings, by considering (a) the provisions and formulas outlined in rate orders; (b) other regulatory correspondence; and (c) application of relevant regulatory precedents.

Incremental Asset Retirement Obligations arising from the Federal Environment Protection Agency’s (“Federal EPA”) Revised Coal Combustion Residuals (CCR) Rule

As described in Notes 1 and 6 to the consolidated financial statements, in April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. Management evaluated the applicability of the rule to current and former plant sites and recorded incremental asset retirement obligations (AROs) based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the revised CCR Rule. As disclosed by management, accounting for the incremental ARO arising from the revised CCR Rule requires significant judgment by management due to the significant measurement uncertainty in estimating the incremental liability. As further groundwater monitoring and other analysis is performed, management expects to refine the assumptions and underlying cost estimates used in recording the incremental ARO arising from the revised CCR Rule. The estimated liability can significantly change if there are changes in the impacted coal ash site acreage inputs or if refinements in the assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements vary from the initial estimates. As a result of the rule, the Company recorded an incremental ARO of $24 million in the second quarter of 2024.

The principal considerations for our determination that performing procedures relating to the incremental ARO arising from the revised CCR Rule is a critical audit matter are (i) the significant judgment by management when developing the estimate of the incremental ARO; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the impacted coal ash site acreage and management’s assumptions over the remediation costs for legacy CCR surface impoundments and CCR management units, including assumptions over future groundwater monitoring requirements (collectively “management’s assumptions”); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the incremental ARO arising from the revised CCR Rule, including controls over the impacted coal ash site acreage and management’s assumptions used in the estimate of the incremental ARO. These procedures also included, among others, (i) testing the completeness and accuracy of data used, including the impacted coal ash site acreage, in the estimate of the incremental ARO; (ii) testing management’s process for determining estimate of the incremental ARO, and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) assessing the adequacy of the cost assessment of the incremental ARO in accordance with the remediation requirements outlined in the Federal EPA’s revised CCR rule, (b) evaluating the reasonableness of management’s process over measuring coal ash site acreage and (c) evaluating the reasonableness of management’s assumptions used in the estimate.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 13, 2025

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

Management assessed the effectiveness of SWEPCo’s internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on management’s assessment, management concluded SWEPCo’s internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an audit report from PricewaterhouseCoopers LLP, SWEPCo’s registered public accounting firm regarding internal control over financial reporting pursuant to the Securities and Exchange Commission rules that permit SWEPCo to provide only management’s report in this annual report.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
REVENUES
Electric Generation, Transmission and Distribution	$2,148.6	$2,154.7	$2,234.9
Sales to AEP Affiliates	71.4	81.6	59.5
Provision for Refund - Affiliated	(9.3)	(34.8)	(5.6)
Provision for Refund	(181.9)	(21.1)	(6.3)
Other Revenues	7.5	2.4	1.9
TOTAL REVENUES	2,036.3	2,182.8	2,284.4

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	733.3	807.1	889.5
Other Operation	422.4	360.5	424.7
Maintenance	149.1	159.4	148.6
Asset Impairments and Other Related Charges	—	85.6	—
Depreciation and Amortization	389.3	342.8	324.8
Taxes Other Than Income Taxes	124.9	135.1	126.8
TOTAL EXPENSES	1,819.0	1,890.5	1,914.4

OPERATING INCOME	217.3	292.3	370.0

Other Income (Expense):
Interest Income	14.2	18.9	17.7
Allowance for Equity Funds Used During Construction	13.5	11.5	4.9
Non-Service Cost Components of Net Periodic Benefit Cost	0.8	13.6	12.5
Interest Expense	(105.5)	(147.2)	(137.4)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	140.3	189.1	267.7

Income Tax Expense (Benefit)	(184.0)	(33.3)	(25.2)
Equity Earnings of Unconsolidated Subsidiary	1.4	1.4	1.4

NET INCOME	325.7	223.8	294.3

Net Income Attributable to Noncontrolling Interest	4.5	3.5	4.2

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$321.2	$220.3	$290.1

The common stock of SWEPCo is wholly-owned by Parent.

See Notes to Financial Statements of Registrants beginning on page 177.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2024, 2023 and 2022
 (in millions)

	Years Ended December 31,
	2024	2023	2022
Net Income	$325.7	$223.8	$294.3

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1), $0 and $0 in 2024, 2023 and 2022, Respectively	(0.3)	0.2	(0.1)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $(0.1), $(0.3) and $(0.4) in 2024, 2023 and 2022, Respectively	(0.3)	(1.3)	(1.6)
Pension and OPEB Funded Status, Net of Tax of $1.7, $0.5 and $(2.5) in 2024, 2023 and 2022, Respectively	6.3	1.9	(9.2)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	5.7	0.8	(10.9)

TOTAL COMPREHENSIVE INCOME	331.4	224.6	283.4

Total Comprehensive Income Attributable to Noncontrolling Interest	4.5	3.5	4.2

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$326.9	$221.1	$279.2

See Notes to Financial Statements of Registrants beginning on page 177.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2021	$0.1	$1,092.2	$2,050.9	$6.7	$(0.1)	$3,149.8

Capital Contribution from Parent		350.0				350.0
Common Stock Dividends			(105.0)			(105.0)
Common Stock Dividends – Nonaffiliated					(3.4)	(3.4)
Net Income			290.1		4.2	294.3
Other Comprehensive Loss				(10.9)		(10.9)
TOTAL EQUITY – DECEMBER 31, 2022	0.1	1,442.2	2,236.0	(4.2)	0.7	3,674.8

Capital Contribution from Parent		50.0				50.0
Common Stock Dividends			(175.0)			(175.0)
Common Stock Dividends – Nonaffiliated					(4.0)	(4.0)
Net Income			220.3		3.5	223.8
Other Comprehensive Income				0.8		0.8
TOTAL EQUITY – DECEMBER 31, 2023	0.1	1,492.2	2,281.3	(3.4)	0.2	3,770.4

Capital Contribution from Parent		58.6				58.6
Return of Capital to Parent		(1.1)				(1.1)
Common Stock Dividends			(250.0)			(250.0)
Common Stock Dividends – Nonaffiliated					(4.3)	(4.3)
Net Income			321.2		4.5	325.7
Other Comprehensive Income				5.7		5.7
TOTAL EQUITY – DECEMBER 31, 2024	$0.1	$1,549.7	$2,352.5	$2.3	$0.4	$3,905.0

See Notes to Financial Statements of Registrants beginning on page 177.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED BALANCE SHEETS
ASSETS
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$1.2	$2.4
Restricted Cash (December 31, 2024 and 2023 Amounts Include $3.4 and $0, Respectively, Related to Storm Recovery Funding)	3.4	—
Advances to Affiliates	2.3	2.2
Accounts Receivable:
Customers	34.5	39.0
Affiliated Companies	54.1	47.2
Miscellaneous	9.2	8.3
Total Accounts Receivable	97.8	94.5
Fuel	86.5	113.8
Materials and Supplies (December 31, 2024 and 2023 Amounts Include $1.5 and $3.9, Respectively, Related to Sabine)	81.4	88.4
Risk Management Assets	18.1	11.6
Accrued Tax Benefits	26.0	28.4
Regulatory Asset for Under-Recovered Fuel Costs	106.6	170.8
Prepayments and Other Current Assets	14.7	29.2
TOTAL CURRENT ASSETS	438.0	541.3

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,287.5	4,790.7
Transmission	2,863.8	2,660.6
Distribution	3,007.1	2,824.1
Other Property, Plant and Equipment (December 31, 2024 and 2023 Amounts Include $166.8 and $182.7, Respectively, Related to Sabine)	940.4	814.4
Construction Work in Progress	627.3	555.8
Total Property, Plant and Equipment	12,726.1	11,645.6
Accumulated Depreciation and Amortization (December 31, 2024 and 2023 Amounts Include $166.8 and $182.7, Respectively, Related to Sabine)	3,280.0	3,087.2
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,446.1	8,558.4

OTHER NONCURRENT ASSETS
Regulatory Assets	921.3	1,131.8
Securitized Assets (December 31, 2024 and 2023 Amounts Include $331.4 and $0, Respectively, Related to Storm Recovery Funding)	331.4	—
Deferred Charges and Other Noncurrent Assets	358.2	326.1
TOTAL OTHER NONCURRENT ASSETS	1,610.9	1,457.9

TOTAL ASSETS	$11,495.0	$10,557.6

See Notes to Financial Statements of Registrants beginning on page 177.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2024 and 2023

	December 31,
	2024	2023
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$275.0	$88.7
Accounts Payable:
General	265.5	198.9
Affiliated Companies	57.1	45.9
Short-term Debt – Nonaffiliated	5.5	4.3
Long-term Debt Due Within One Year – Nonaffiliated (December 31, 2024 and 2023 Amounts Include $22.7 and $0, Respectively, Related to Storm Recovery Funding)	22.7	—
Risk Management Liabilities	2.3	14.4
Customer Deposits	75.4	72.5
Accrued Taxes	48.6	58.7
Accrued Interest	40.6	39.9
Obligations Under Operating Leases	8.2	9.0
Provision for Refund	70.8	0.7
Other Current Liabilities	159.9	153.9
TOTAL CURRENT LIABILITIES	1,031.6	686.9

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (December 31, 2024 and 2023 Amounts Include $308.7 and $0, Respectively, Related to Storm Recovery Funding)	3,958.1	3,646.9
Deferred Income Taxes	1,271.3	1,179.3
Regulatory Liabilities and Deferred Investment Tax Credits	610.8	756.1
Asset Retirement Obligations	257.5	258.6
Employee Benefits and Pension Obligations	46.5	43.1
Obligations Under Operating Leases	137.5	122.5
Provision for Refund	107.8	24.9
Storm Reserve	106.2	—
Deferred Credits and Other Noncurrent Liabilities	62.7	68.9
TOTAL NONCURRENT LIABILITIES	6,558.4	6,100.3

TOTAL LIABILITIES	7,590.0	6,787.2

Rate Matters (Notes 4)
Commitments and Contingencies (Note 6)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	1,549.7	1,492.2
Retained Earnings	2,352.5	2,281.3
Accumulated Other Comprehensive Income (Loss)	2.3	(3.4)
TOTAL COMMON SHAREHOLDER’S EQUITY	3,904.6	3,770.2

Noncontrolling Interest	0.4	0.2

TOTAL EQUITY	3,905.0	3,770.4

TOTAL LIABILITIES AND EQUITY	$11,495.0	$10,557.6

See Notes to Financial Statements of Registrants beginning on page 177.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$325.7	$223.8	$294.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	389.3	342.8	324.8
Deferred Income Taxes	(74.3)	54.0	9.4
Asset Impairments and Other Related Charges	—	85.6	—
Allowance for Equity Funds Used During Construction	(13.5)	(11.5)	(4.9)
Mark-to-Market of Risk Management Contracts	(19.8)	19.1	(6.2)
Deferred Fuel Over/Under-Recovery, Net	156.1	184.3	(86.4)
Change in Regulatory Assets	(50.8)	(60.8)	7.6
Provision for Refund – Turk Plant	79.2	—	—
Change in Other Noncurrent Assets	(18.9)	(40.5)	42.9
Change in Other Noncurrent Liabilities	(41.4)	11.0	18.3
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(3.3)	20.1	(28.2)
Fuel, Materials and Supplies	29.4	(31.4)	(9.3)
Accounts Payable	2.5	(8.4)	34.1
Accrued Taxes, Net	(7.7)	(4.5)	9.8
Provision for Refund – Turk Plant	68.3	—	—
Other Current Assets	9.9	20.2	(9.8)
Other Current Liabilities	(13.9)	(0.8)	(9.8)
Net Cash Flows from Operating Activities	816.8	803.0	586.6

INVESTING ACTIVITIES
Construction Expenditures	(740.5)	(780.5)	(586.4)
Change in Advances to Affiliates, Net	(0.1)	(0.1)	153.8
Acquisition of Renewable Energy Facilities	(399.5)	—	(658.0)
Other Investing Activities	11.4	3.9	5.5
Net Cash Flows Used for Investing Activities	(1,128.7)	(776.7)	(1,085.1)

FINANCING ACTIVITIES
Capital Contribution from Parent	58.6	50.0	350.0
Return of Capital to Parent	(1.1)	—	—
Issuance of Long-term Debt – Nonaffiliated	336.3	346.8	—
Change in Short-term Debt – Nonaffiliated	1.2	4.3	—
Change in Advances from Affiliates, Net	186.3	(222.0)	310.7
Retirement of Long-term Debt – Nonaffiliated	—	(94.1)	(6.2)
Principal Payments for Finance Lease Obligations	(14.0)	(19.1)	(10.8)
Dividends Paid on Common Stock	(250.0)	(175.0)	(105.0)
Dividends Paid on Common Stock – Nonaffiliated	(4.3)	(4.0)	(3.4)
Other Financing Activities	1.1	0.8	0.4
Net Cash Flows from (Used for) Financing Activities	314.1	(112.3)	535.7

Net Increase (Decrease) in Cash and Cash Equivalents	2.2	(86.0)	37.2
Cash and Cash Equivalents at Beginning of Period	2.4	88.4	51.2
Cash and Cash Equivalents at End of Period	$4.6	$2.4	$88.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$139.0	$128.9	$131.2
Net Cash Paid (Received) for Income Taxes	(15.1)	(41.0)	(29.1)
Cash Paid (Received) for Transferable Tax Credits	(88.6)	(41.4)	—
Noncash Acquisitions Under Finance Leases	2.3	7.1	3.6
Construction Expenditures Included in Current Liabilities as of December 31,	137.3	63.7	105.6

See Notes to Financial Statements of Registrants beginning on page 177.

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

AEP also provides competitive electric and gas supply for residential, commercial and industrial customers in deregulated electricity markets. The Registrants also engage in wholesale electricity, natural gas and other commodity marketing and risk management activities in the United States and provide various energy-related services.  I&M provides barging services to both affiliated and nonaffiliated companies.

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

The state regulatory commissions regulate all of the retail distribution operations and rates of AEP’s retail public utility subsidiaries on a cost basis.  The state regulatory commissions also regulate the retail generation/power supply operations and rates except in Ohio.  For generation in Ohio, customers who have not switched to a CRES provider for generation pay market-based auction rates.  In addition, all OPCo distribution customers continue to pay for certain legacy deferred generation-related costs through PUCO approved riders.

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

In addition, the FERC regulates the Operating Agreement, TA and TCA, all of which allocate shared system costs and revenues among the utility subsidiaries that are parties to each agreement.  The FERC also regulates the PCA. See Note 17 - Related Party Transactions for additional information.

Principles of Consolidation

AEP and the Registrant Subsidiaries’ consolidated financial statements include wholly-owned subsidiaries and VIEs, of which AEP or a Registrant Subsidiary is the primary beneficiary. Intercompany items are eliminated in consolidation.

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

AEP, I&M, PSO and SWEPCo have undivided ownership interests in generating units that are jointly-owned.  The proportionate share of the operating costs associated with such facilities is included on the income statements and the assets and liabilities are reflected on the balance sheets.  See Note 18 - Variable Interest Entities and Equity Method Investments and Note 19 - Property, Plant and Equipment for additional information.

Accounting for the Effects of Cost-Based Regulation

The Registrants’ financial statements reflect the actions of regulators that result in the recognition of certain revenues and expenses in different time periods than enterprises that are not rate-regulated.  In accordance with accounting guidance for “Regulated Operations,” regulatory assets (deferred expenses to be recovered in the future) and regulatory liabilities (deferred revenue reductions or refunds) are recorded to reflect the economic effects of regulation in the same accounting period by matching expenses with their recovery through regulated revenues and by matching income with its passage to customers in cost-based regulated rates.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  These estimates include, but are not limited to, inventory valuation, allowance for credit losses, intangible and long-lived asset impairment, unbilled electricity revenue, valuation of long-term energy contracts, the effects of regulation, long-lived asset recovery, storm costs, AROs, the effects of contingencies and certain assumptions made in accounting for pension and postretirement benefits.  The estimates and assumptions used are based upon management’s evaluation of the relevant facts and circumstances as of the date of the financial statements.  Actual results could ultimately differ from those estimates.

Cash and Cash Equivalents

Cash and Cash Equivalents include temporary cash investments with original maturities of three months or less.

Restricted Cash (Applies to AEP, AEP Texas, APCo and SWEPCo)

Restricted Cash primarily includes funds held by trustees for the payment of securitization bonds.

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statement of cash flows:

	AEP		AEP Texas		APCo		SWEPCo
	Year Ended December 31,
	2024	2023	2024	2023	2024	2023	2024	2023
	(in millions)
Cash and Cash Equivalents	$202.9	$330.1	$0.1	$0.1	$3.9	$5.0	$1.2	$2.4
Restricted Cash	43.1	48.9	23.5	34.0	16.2	14.9	3.4	—
Total Cash, Cash Equivalents and Restricted Cash	$246.0	$379.0	$23.6	$34.1	$20.1	$19.9	$4.6	$2.4

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

Accounts Receivable and Allowance for Credit Losses

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

AEP Credit factors accounts receivable on a daily basis, excluding receivables from risk management activities, through purchase agreements with I&M, KGPCo, KPCo, OPCo, PSO, SWEPCo and a portion of APCo.  Since APCo does not have regulatory authority to sell accounts receivable in its West Virginia regulatory jurisdiction, only a portion of APCo’s accounts receivable are sold to AEP Credit.  AEP Credit has a receivables securitization agreement with bank conduits. Under the securitization agreement, AEP Credit receives financing from bank conduits for a portion of its interests in the billed and unbilled receivables acquired from the affiliated utility subsidiaries. See “Securitized Accounts Receivable – AEP Credit” section of Note 15 for additional information.

Generally, AEP Credit recognizes bad debt expense based upon a 12-month rolling average of bad debt write-offs in proportion to gross accounts receivable purchased from participating AEP subsidiaries. The assessment is performed separately for each participating AEP subsidiary, which inherently contemplates any differences in geographical risk characteristics for the allowance for credit losses. For receivables related to APCo’s West Virginia operations, the allowance for credit losses is calculated based on a rolling two-year average write-off in proportion to gross accounts receivable.

For customer accounts receivables relating to risk management activities, accounts receivable are reviewed for potential credit losses at a specific counterparty level basis. For AEP Texas, allowances for credit losses are calculated using the specific identification of receivable balances greater than 120 days delinquent, and for those balances less than 120 days where the collection is doubtful. For miscellaneous accounts receivable, bad debt expense is recognized based upon a 12-month rolling average of bad debt write-offs in proportion to gross accounts receivable, unless specifically identified.

In addition to these processes, management contemplates available current information, as well as any reasonable and supportable forecast information, to determine if allowances for credit losses should be further adjusted in accordance with the accounting guidance for “Credit Losses.” Management’s assessments contemplate expected losses over the life of the accounts receivable.

Concentrations of Credit Risk and Significant Customers (Applies to Registrant Subsidiaries)

APCo, I&M, OPCo, PSO and SWEPCo do not have any significant customers that comprise 10% or more of their operating revenues. AEP Texas had significant customers which account for the following percentages of Total Revenues for the years ended December 31 and Accounts Receivable – Customers as of December 31:

Significant Customers of AEP Texas:
NRG Energy and TXU Energy	2024	2023	2022
Percentage of Total Revenues	40%	41%	45%
Percentage of Accounts Receivable – Customers	37%	34%	42%

AEPTCo had significant transactions with AEP Subsidiaries which on a combined basis account for the following percentages of Total Revenues for the years ended December 31 and Total Accounts Receivable as of December 31:

Significant Customers of AEPTCo:
AEP Subsidiaries	2024	2023	2022
Percentage of Total Revenues	80%	79%	79%
Percentage of Total Accounts Receivable	69%	60%	72%

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

Renewable Energy Credits (Applies to all Registrants except AEP Texas and AEPTCo)

In regulated jurisdictions, the Registrants record renewable energy credits (RECs) at cost.  For RECs acquired in AEP’s nonregulated operations within the Generation & Marketing segment, management records those RECs at the lower of cost or net realizable value.  The Registrants follow the inventory model for these RECs.  RECs are reported in Materials and Supplies on the balance sheets.  The purchases and sales of RECs are reported in the Operating Activities section of the statements of cash flows. RECs that are consumed to meet applicable state renewable portfolio standards are recorded in Fuel and Other Consumables Used for Electric Generation at an average cost on the statements of income.  The net margin on sales of RECs affects the determination of deferred fuel and REC costs.

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

Asset Retirement Obligations (Applies to all Registrants except AEPTCo)

The Registrants record ARO in accordance with the accounting guidance for “Asset Retirement and Environmental Obligations” for legal obligations for asbestos removal and for the retirement of certain ash disposal facilities, wind farms, solar farms and certain coal-mining facilities. I&M records ARO for the decommissioning of the Cook Plant. Certain registrants also record AROs related to the Federal EPA’s revised CCR Rule. For operating facilities, the present value of the liability is added to the cost of the associated asset and depreciated over the remaining life of the asset. For retired facilities, the present value of the liability is expensed, and where future recovery through rates is probable, the present value of the liability is subsequently deferred as a regulatory asset.

AROs are computed as the present value of the estimated costs associated with the future retirement of an asset and are recorded in the period in which the liability is incurred. Estimates of the timing and amounts of future cash outlays are based on projections of when and how the assets will be decommissioned and the liabilities will be remediated as well as the inflation rate and discount rate, which may change significantly over time. The estimated costs are capitalized as part of the related long-lived asset and depreciated over the asset's useful life. The Registrants have identified, but not recognized, ARO liabilities related to electric transmission and distribution assets as a result of certain easements on property on which assets are owned. Generally, such easements are perpetual and require only the retirement and removal of assets upon the cessation of the property’s use. The retirement obligation is not estimable for such easements since the Registrants plan to use their facilities indefinitely. The retirement obligation would only be recognized if and when the Registrants abandon or cease the use of specific easements, which is not expected.

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

Assets in the benefits and nuclear trusts, cash and cash equivalents, other temporary investments and restricted cash for securitized funding are classified using the following methods.  Equities are classified as Level 1 holdings if they are actively traded on exchanges.  Items classified as Level 1 are investments in money market funds, fixed income and equity mutual funds and equity securities.  They are valued based on observable inputs, primarily unadjusted quoted prices in active markets for identical assets.  Items classified as Level 2 are primarily investments in individual fixed income securities.  Fixed income securities generally do not trade on exchanges and do not have an official closing price but their valuation inputs are based on observable market data.  Pricing vendors calculate bond valuations using financial models and matrices.  The models use observable inputs including yields on benchmark securities, quotes by securities brokers, rating agency actions, discounts or premiums on securities compared to par prices, changes in yields for U.S. Treasury securities, corporate actions by bond issuers, prepayment schedules and histories, economic events and, for certain securities, adjustments to yields to reflect changes in the rate of inflation.  Other securities with model-derived valuation inputs that are observable are also classified as Level 2 investments.  Investments with unobservable valuation inputs are classified as Level 3 investments.  Investments classified as Other are valued using Net Asset Value as a practical expedient. Items classified as Other are primarily cash equivalent funds, common collective trusts, commingled funds, structured products, private equity, real estate and infrastructure investments. These investments do not have a readily determinable fair value or they contain redemption restrictions which may include the right to suspend redemptions under certain circumstances. Redemption restrictions may also prevent certain investments from being redeemed at the reporting date for the underlying value.

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

Wholesale transmission revenue is based on FERC-approved formula rate filings made for each calendar year using estimated costs. Revenues initially recognized per the annual rate filing are compared to actual costs, resulting in the subsequent recognition of an over or under-recovered amount, with interest, that is refunded or recovered, respectively, in a future year’s rates. These annual true-ups meet the definition of alternative revenues in accordance with the accounting guidance for “Regulated Operations”. An estimated annual true-up is recorded by the Registrants in the fourth quarter of each calendar year and a final annual true-up is recognized by the Registrants in the second quarter of each calendar year following the filing of annual FERC reports. Any portion of the true-ups applicable to an affiliated company is recorded as Accounts Receivable - Affiliated Companies or Accounts Payable - Affiliated Companies on the balance sheets. Any portion of the true-ups applicable to third-parties is recorded as Regulatory Assets or Regulatory Liabilities on the balance sheets. See Note 20 - Revenue from Contracts with Customers for additional information.

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

AEP and subsidiaries apply the deferral methodology for the recognition of ITCs. Deferred ITCs are amortized to income tax expense over the life of the asset that generated the credit. Amortization of deferred ITCs begins when the asset is placed in-service, except where regulatory commissions reflect ITCs in the rate-making process, then amortization begins when the utility is able to utilize the ITC on a stand-alone basis. Alternatively, PTCs reduce income tax expense as they are earned. PTCs are earned when electricity is produced. Absent IRS guidance on the calculation of “gross receipts”, the Nuclear PTC recognized is based on electricity produced and an estimate of gross receipts. If, and when, IRS guidance is issued, the value of the Nuclear PTC will be updated to reflect such guidance, if necessary.

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

AEP and subsidiaries join in the filing of a consolidated federal income tax return. The benefit of current tax loss of the parent company (Parent Company Loss Benefit) to the AEP System subsidiaries is accounted for as an allocation through equity. The consolidated NOL of the AEP System is allocated to each company in the consolidated group with taxable loss. With the exception of the allocation of the consolidated AEP System NOL, Parent Company Loss Benefit and general business tax credits, the method of allocation reflects a separate return result for each company in the consolidated group.

Excise Taxes (Applies to all Registrants except AEPTCo)

As agents for some state and local governments, the Registrants collect from customers certain excise taxes levied by those state or local governments on customers.  The Registrants do not record these taxes as revenue or expense.

Debt

Gains and losses from the reacquisition of debt used to finance regulated electric utility assets are deferred and amortized over the remaining term of the reacquired debt in accordance with their rate-making treatment unless the debt is refinanced.  If the reacquired debt associated with the regulated business is refinanced, the reacquisition costs attributable to the portions of the business that are subject to cost-based regulatory accounting are generally deferred and amortized over the term of the replacement debt consistent with its recovery in rates.  Operations not subject to cost-based rate regulation report gains and losses on the reacquisition of debt in Interest Expense on the statements of income upon reacquisition.

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

The objective of the investment policy for the pension fund is to maintain the funded status of the plan while providing for growth in the plan assets to offset the growth in the plan liabilities.  The current target asset allocations are as follows:

Pension Plan Assets	Target
Equity	35%
Fixed Income	49%
Other Investments	15%
Cash and Cash Equivalents	1%

OPEB Plans Assets	Target
Equity	67%
Fixed Income	32%
Cash and Cash Equivalents	1%

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

•No security in excess of 5% of the outstanding class of equity of any one company.
•Cash equivalents must be less than 10% of an investment manager’s equity portfolio.
•No securities may be bought or sold on margin or other use of leverage.

For fixed income investments, each investment manager’s portfolio is compared to investment grade, diversified benchmark indices.

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

AEP participates in a securities lending program with BNY Mellon to provide incremental income on idle assets and to provide income to offset custody fees and other administrative expenses.  AEP lends securities to borrowers approved by BNY Mellon in exchange for collateral.  All loans are collateralized by at least 102% of the loaned asset’s market value and the collateral is invested.  The difference between the rebate owed to the borrower and the collateral rate of return determines the earnings on the loaned security.  The securities lending program’s objective is to provide modest incremental income with a limited increase in risk. As of December 31, 2024 and 2023, the fair value of securities on loan as part of the program was $60 million and $62 million, respectively. Cash and securities obtained as collateral exceeded the fair value of the securities loaned as of December 31, 2024 and 2023.

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

Stock-Based Compensation Plans

As of December 31, 2024, AEP had performance shares and restricted stock units outstanding under the American Electric Power System 2024 Long-Term Incentive Plan (2024 LTIP) and the American Electric Power System 2015 Long-Term Incentive Plan (2015 LTIP).  Upon vesting, all outstanding performance shares and restricted stock units settle in AEP common stock. The impact of AEP’s stock-based compensation plan is insignificant to the financial statements of the Registrant Subsidiaries.

AEP maintains a variety of tax qualified and non-qualified deferred compensation plans for employees and non-employee directors that include, among other options, an investment in or an investment return equivalent to that of AEP common stock.  This includes AEP career shares maintained under the American Electric Power System Stock Ownership Requirement Plan (SORP), which facilitates executives in meeting minimum stock ownership requirements assigned to them by the Human Resources Committee of the Board of Directors.  AEP career shares are derived from vested performance shares granted to employees under a long-term incentive plan. AEP career shares accrue additional dividend shares in an amount equal to dividends paid on AEP common shares at the closing market price on the dividend payments date. All AEP career shares are settled in shares of AEP common stock after the executive’s service with AEP ends.

Performance shares are classified as temporary equity in the Mezzanine Equity section of the balance sheets until the awards vest. Upon vesting, the performance shares are classified as permanent equity. These awards may be settled in cash upon an employee’s qualifying termination due to a change in control. Because such event is not solely within the control of the company, these awards are classified outside of permanent equity until the awards vest.

AEP compensates non-employee directors, in part, with stock units under the American Electric Power Company, Inc. Stock Unit Accumulation Plan for Non-Employee Directors.  Prior to June 2022, these stock units were payable in cash to directors after their service ended and are now payable in AEP common stock.

Management measures and recognizes compensation expense for all share-based payment awards to employees and directors based on estimated fair values. For awards that are paid in shares with service only vesting conditions, management recognizes compensation expense on a straight-line basis.  Stock-based compensation expense recognized on the statements of income for the years ended December 31, 2024, 2023 and 2022 is based on the number of outstanding awards at the end of each period without a reduction for estimated forfeitures. AEP accounts for forfeitures in the period in which they occur.

For the years ended December 31, 2024, 2023 and 2022, compensation costs are included in Net Income for performance shares, career shares, restricted stock units, non-employee director stock units and other qualified and non-qualified deferred compensation plans that provide an investment in or an investment return equivalent to that of AEP common stock. Compensation costs may also be capitalized. See Note 16 - Stock-based Compensation for additional information.

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

As of December 31, 2024, AEP’s significant equity method investments include ETT and DHLC. See Note 18 - Variable Interest Entities and Equity Method Investments for additional information.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted-average outstanding common shares, assuming conversion of all potentially dilutive stock awards.

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Years Ended December 31,
	2024		2023		2022
	(in millions, except per-share data)
		$/share		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$2,967.1		$2,208.1		$2,307.2

Weighted-Average Number of Basic AEP Common Shares Outstanding	530.1	$5.60	518.9	$4.26	511.8	$4.51
Weighted-Average Dilutive Effect of Stock-Based Awards	1.2	(0.02)	1.3	(0.02)	1.7	(0.02)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	531.3	$5.58	520.2	$4.24	513.5	$4.49

There were no antidilutive shares outstanding as of December 31, 2024, 2023 and 2022.

Supplementary Income Statement Information

The following tables provide the components of Depreciation and Amortization for the years ended December 31, 2024, 2023 and 2022:

2024

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$3,148.6	$405.9	$430.9	$600.4	$456.2	$386.0	$263.1	$375.4
Amortization of Certain Securitized Assets	91.3	91.3	—	—	—	—	—	—
Amortization of Regulatory Assets and Liabilities	50.0	(3.7)	—	2.0	24.9	—	9.1	13.9
Total Depreciation and Amortization	$3,289.9	$493.5	$430.9	$602.4	$481.1	$386.0	$272.2	$389.3

2023

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$2,927.5	$380.0	$393.8	$571.1	$439.8	$315.8	$240.3	$323.4
Amortization of Certain Securitized Assets	91.9	91.9	—	—	—	—	—	—
Amortization of Regulatory Assets and Liabilities	71.0	(3.4)	—	0.8	30.2	0.4	15.2	19.4
Total Depreciation and Amortization	$3,090.4	$468.5	$393.8	$571.9	$470.0	$316.2	$255.5	$342.8

2022

Depreciation and Amortization	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Depreciation and Amortization of Property, Plant and Equipment	$3,072.8	$363.5	$346.2	$576.1	$511.9	$293.1	$226.2	$319.3
Amortization of Certain Securitized Assets	93.3	93.3	—	—	—	—	—	—
Amortization of Regulatory Assets and Liabilities	36.7	(4.4)	—	(0.2)	15.3	1.2	3.9	5.5
Total Depreciation and Amortization	$3,202.8	$452.4	$346.2	$575.9	$527.2	$294.3	$230.1	$324.8

Supplementary Cash Flow Information (Applies to AEP)

	Years Ended December 31,
Cash Flow Information	2024	2023	2022
	(in millions)
Cash Paid (Received) for:
Interest, Net of Capitalized Amounts	$1,837.8	$1,673.5	$1,286.3
Income Taxes	133.4	78.4	116.8
Sale of Transferable Tax Credits	(202.0)	(102.0)	—
Noncash Investing and Financing Activities:
Acquisitions Under Finance Leases	29.5	48.7	31.8
Construction Expenditures Included in Current Liabilities as of December 31,	1,312.0	842.4	1,258.9
Acquisition of Nuclear Fuel Included in Current Liabilities as of December 31,	23.5	24.2	—
Noncash Increase in Noncurrent Assets from the Sale of the Competitive Contracted Renewables Portfolio	—	74.7	—

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

Management adopted ASU 2023-07 and its related implementation guidance effective January 1, 2024 for the annual reporting period and applied the amendments retrospectively to all prior periods presented in the consolidated financial statements. The amendments for interim periods will be adopted in our fiscal year beginning on January 1, 2025. The adoption of the new standard did not impact the results of operations, statements of financial position or cash flows. See Note 9 - Business Segments for additional information.

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

The amendments in the new standard may be applied on either a prospective or retrospective basis for public business entities for fiscal years beginning after December 15, 2024 with early adoption permitted. Management has concluded to adopt the amendments to this standard prospectively beginning on January 1, 2025.

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

Presentation of Comprehensive Income

The following tables provide AEP’s components of changes in AOCI and details of reclassifications from AOCI for the years ended December 31, 2024, 2023 and 2022.  The amortization of pension and OPEB AOCI components are included in the computation of net periodic pension and OPEB costs. See Note 8 - Benefit Plans for additional information.

	Cash Flow Hedges		Pension and OPEB
For the Year Ended December 31, 2024	Commodity	Interest Rate	Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2023	$104.9	$(8.1)	$92.6	$(244.9)	$(55.5)
Change in Fair Value Recognized in AOCI, Net of Tax	2.5	7.1	—	41.0	50.6
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(11.2)	—	—	—	(11.2)
Interest Expense (a)	—	5.3	—	—	5.3
Amortization of Prior Service Cost (Credit)	—	—	(5.4)	—	(5.4)
Amortization of Actuarial (Gains) Losses	—	—	2.2	—	2.2
Recognition of Pension Settlement Costs	—	—	11.3	—	11.3
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(11.2)	5.3	8.1	—	2.2
Income Tax (Expense) Benefit	(2.3)	1.0	1.7	—	0.4
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(8.9)	4.3	6.4	—	1.8
Net Current Period Other Comprehensive Income (Loss)	(6.4)	11.4	6.4	41.0	52.4
Balance in AOCI as of December 31, 2024	$98.5	$3.3	$99.0	$(203.9)	$(3.1)

	Cash Flow Hedges		Pension and OPEB
For the Year Ended December 31, 2023	Commodity	Interest Rate	Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2022	$223.5	$0.3	$105.2	$(245.3)	$83.7
Change in Fair Value Recognized in AOCI, Net of Tax	(175.8)	(6.4)	—	(16.3)	(198.5)
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	72.2	—	—	—	72.2
Interest Expense (a)	—	(2.4)	—	—	(2.4)
Amortization of Prior Service Cost (Credit)	—	—	(21.2)	—	(21.2)
Amortization of Actuarial (Gains) Losses	—	—	5.2	—	5.2
Reclassifications from AOCI, before Income Tax (Expense) Benefit	72.2	(2.4)	(16.0)	—	53.8
Income Tax (Expense) Benefit	15.0	(0.4)	(3.4)	—	11.2
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	57.2	(2.0)	(12.6)	—	42.6
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI, before Income Tax (Expense) Benefit	—	—	—	21.1	21.1
Income Tax (Expense) Benefit	—	—	—	4.4	4.4
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI, Net of Income Tax (Expense) Benefit	—	—	—	16.7	16.7
Net Current Period Other Comprehensive Income (Loss)	(118.6)	(8.4)	(12.6)	0.4	(139.2)
Balance in AOCI as of December 31, 2023	$104.9	$(8.1)	$92.6	$(244.9)	$(55.5)

	Cash Flow Hedges		Pension and OPEB
For the Year Ended December 31, 2022	Commodity	Interest Rate	Amortization of Deferred Costs	Changes in Funded Status	Total
	(in millions)
Balance in AOCI as of December 31, 2021	$163.7	$(21.3)	$115.6	$(73.2)	$184.8
Change in Fair Value Recognized in AOCI, Net of Tax	477.3	18.4	—	(155.4)	340.3
Amount of (Gain) Loss Reclassified from AOCI
Generation & Marketing Revenues (a)	0.1	—	—	—	0.1
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(528.6)	—	—	—	(528.6)
Interest Expense (a)	—	4.0	—	—	4.0
Amortization of Prior Service Cost (Credit)	—	—	(21.8)	—	(21.8)
Amortization of Actuarial (Gains) Losses	—	—	8.6	—	8.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(528.5)	4.0	(13.2)	—	(537.7)
Income Tax (Expense) Benefit	(111.0)	0.8	(2.8)	—	(113.0)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(417.5)	3.2	(10.4)	—	(424.7)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI, before Income Tax (Expense) Benefit	—	—	—	(21.1)	(21.1)
Income Tax (Expense) Benefit	—	—	—	(4.4)	(4.4)
Reclassifications of KPCo Pension and OPEB Regulatory Assets to AOCI, Net of Income Tax (Expense) Benefit	—	—	—	(16.7)	(16.7)
Net Current Period Other Comprehensive Income (Loss)	59.8	21.6	(10.4)	(172.1)	(101.1)
Balance in AOCI as of December 31, 2022	$223.5	$0.3	$105.2	$(245.3)	$83.7

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

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

2024 AEP Texas Base Rate Case

In February 2024, AEP Texas filed a request with the PUCT for a $164 million annual base rate increase over its adjusted test year revenues which include interim transmission and distribution rate updates. AEP Texas’s request is based upon a proposed 10.6% ROE with a capital structure of 55% debt and 45% common equity. The rate case sought a prudence determination on all capital additions placed in service during the period January 1, 2019 through September 30, 2023. In July 2024, AEP Texas filed an unopposed settlement agreement with the PUCT. The settlement agreement included a proposed annual revenue increase of $70 million based upon a 9.76% ROE with a capital structure of 57.5% debt and 42.5% common equity. In addition, the settlement agreement approved the prudency of capital investments placed in service for the period January 1, 2019 through September 30, 2023 and the associated interim revenues collected on those capital investments. In October 2024, the PUCT issued a final order approving the settlement agreement without modification.

APCo and WPCo Rate Matters (Applies to AEP and APCo)

ENEC (Expanded Net Energy Cost) Filings

In January 2024, the WVPSC issued an order resolving APCo’s and WPCo’s ( the Companies) 2021-2023 ENEC cases. In the order, the WVPSC: (a) disallowed $232 million in ENEC under-recovered costs as of February 28, 2023 ($136 million related to APCo) and (b) approved the recovery of $321 million of ENEC under-recovered costs as of February 28, 2023 ($174 million related to APCo) plus a 4% debt carrying charge rate over a ten-year recovery period starting September 1, 2024.

In February 2024, the Companies filed briefs with the West Virginia Supreme Court (WVSC) to initiate an appeal of the January 2024 order. Following arguments that were held in September 2024, the WVSC issued a November 2024 opinion affirming in part and reversing in part the WVPSC’s January 2024 ENEC order. The WVSC remanded the ENEC case to the WVPSC to afford the Companies an opportunity to examine, analyze, rebut and refute the effect of the evidence associated with the $232 million disallowance. Staff and intervenor testimony is due in August 2025 and a hearing is scheduled for October 2025.

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

Virginia Fuel Adjustment Clause (FAC) Review

In 2023, APCo submitted its annual fuel cost filing with the Virginia SCC. Interim Virginia FAC rates were implemented in November 2023. In APCo's 2022 Virginia fuel update filing, the Virginia staff ordered the Virginia Staff to commence an audit of APCo’s fuel costs for the years ended December 31, 2019, 2020, 2021 and 2022. The Virginia staff analyzed APCo’s 2019 through 2022 fuel procurement activities and concluded the procurement practices were reasonable and prudent and recommended no disallowances. In May 2024, the Virginia SCC issued an order approving the audit of APCo’s 2019 and 2020 fuel costs but concluded that the review of APCo fuel costs for 2021 and 2022 remains open for further evaluation as part of APCo’s 2024 fuel cost filing.

In September 2024, APCo submitted its annual Virginia fuel cost filing with the Virginia SCC proposing no change in annual APCo Virginia FAC rates charged to customers. In January 2025, an intervening party recommended a minimum fuel under-recovery disallowance of $20 million related to alleged imprudent operations of Amos and Mountaineer generating units during October 2021 and November 2021. There were no other recommended disallowances by intervenors or Virginia Staff regarding APCo’s historical period Virginia fuel under-recovery balance through October 31, 2024. Virginia Staff recommended that the Virginia SCC close APCo’s open review periods related to 2021 and 2022 Virginia fuel costs. A hearing is scheduled for February 2025.

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

In November 2024, the Virginia SCC issued a final order approving an annual base rate increase of $10 million, effective January 2025, based on a 9.75% ROE.

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

Staff and intervenor testimony is due in April 2025 and a hearing is scheduled for June 2025. If any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

Hurricane Helene

In late September 2024, the remnants of Hurricane Helene significantly impacted APCo’s Virginia and West Virginia service territories leading to approximately 260,000 customer outages and damages to APCo’s power grid. Storm restoration efforts continued into early October and APCo completed restoration efforts for all customers who lost power by October 6, 2024. As of December 31, 2024, APCo incurred and deferred an estimated $98 million ($72 million related to the Virginia jurisdiction and $26 million related to the West Virginia jurisdiction) of incremental other operation and maintenance expenses. APCo will seek recovery of the deferred West Virginia jurisdictional incremental other operation and maintenance expenses in a future filing while recovery of the deferred Virginia jurisdictional share will be requested as part of APCo’s 2024-2025 Virginia Biennial earnings review. If any costs related to Hurricane Helene are not recoverable, it could reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through December 31, 2024, AEP’s share of ETT’s cumulative revenues from interim base rate increases that are subject to a prudency review is approximately $1.8 billion. The 2025 ETT base rate case described below could result in a refund to customers if ETT incurs a disallowance of the transmission investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition.

2025 ETT Base Rate Case

In January 2025, ETT filed a request with the PUCT for a $57 million annual base rate increase over its adjusted test year revenues which includes interim transmission rate updates. ETT’s request is based upon a proposed 10.6% ROE with a capital structure of 55% debt and 45% common equity. The rate case seeks a prudence review determination on cumulative capital additions included in interim rates. A procedural schedule for the case is pending. If any of the costs in the case are not recoverable or refunds collected under interim transmission rates are ordered to be returned, it could reduce future net income and cash flows and impact financial condition.

I&M Rate Matters (Applies to AEP and I&M)

2023 Michigan Power Supply Cost Recovery (PSCR) Reconciliation

In March 2024, I&M submitted its 2023 PSCR Reconciliation to the MPSC. In October 2024, MPSC staff and intervenors submitted testimony recommending PSCR cost disallowances associated with the OVEC Inter-Company Power Agreement and the Rockport UPA with AEGCo ranging from $3 million to $15 million. A hearing was held in December 2024. If any PSCR costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2023 Indiana Base Rate Case

In August 2023, I&M filed a request with the IURC for a $116 million annual increase in Indiana base rates based upon a 2024 forecasted test year, a proposed 10.5% ROE and a proposed capital structure of 48.8% debt and 51.2% common equity. I&M proposed that the annual increase in base rates be implemented in two steps, with the first increase effective in mid-2024, following an IURC order, and the second increase effective in January 2025. The proposed annual increase includes, but is not limited to, a $41 million increase related to depreciation expense, driven by increased depreciation rates and increased capital investments, and a $15 million increase related to storm expenses. I&M’s Indiana base case filing requested recovery of certain historical period regulatory asset balances and proposed deferral accounting for certain future investments and tax-related issues, including CAMT expense and PTCs related to the Cook Plant.
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

In May 2024, the IURC issued an order approving the settlement agreement with minor modifications. In January 2025, in accordance with the IURC’s order on I&M’s 2023 Indiana base case filing, I&M submitted a filing with the IURC reflecting December 31, 2024 balances of electric plant in service in comparison to I&M’s 2024 forecasted test year, resulting in a $15 million annual increase in I&M Indiana base rates effective January 2025.

2023 Michigan Base Rate Case

In September 2023, I&M filed a request with the MPSC for a $34 million annual increase in Michigan base rates based upon a 2024 forecasted test year, a proposed 10.5% ROE and a capital structure of 49.4% debt and 50.6% common equity. The proposed annual increase includes an $11 million annual increase in depreciation expense driven by increased capital investment. I&M’s Michigan base case filing requests recovery of certain historical period regulatory asset balances and proposes deferral accounting for certain future investments and tax-related issues, including CAMT expense and PTCs related to the Cook Plant.

In July 2024, the MPSC issued a final order approving an annual base rate increase of $17 million based on a 9.86% ROE and a capital structure of 52% debt and 48% common equity. The MPSC also ordered that Michigan jurisdictional Cook Plant PTCs will be reflected as a deferral in I&M’s PSCR reconciliation and rejected I&M’s request to defer Michigan jurisdictional CAMT.

Indiana Earnings Test

I&M is required by Indiana law to submit an earnings test evaluation for the most recent one-year and five-year periods as part of I&M’s semi-annual Indiana FAC filings. These earnings test evaluations require I&M to include a credit in the FAC factor computation for periods in which I&M earned above its authorized return for both the one-year and five-year periods. The credit is determined as 50% of the lower of the one-year or five-year earnings above the authorized level. Management believes its financial statements adequately address the impact of Indiana earnings test requirements. If future IURC orders require that I&M provide credits in the FAC factor computation, it could reduce future net income and cash flows and impact financial condition.

In July 2024, I&M submitted its FAC filing and earnings test evaluation for the period ended May 2024. In September 2024, an intervenor submitted testimony suggesting that I&M failed to prorate calculations of I&M’s authorized net operating income used to establish the earnings test ceiling to reflect the last two Indiana base rate cases. In November 2024, the IURC issued an order on I&M’s July 2024 FAC filing concluding that I&M should have prorated the authorized net operating income for the May 2024 earnings test purposes. A resulting over-earnings credit to customers for the earnings test period ending May 2024 of $18 million was included in I&M’s updated FAC rates that became effective in December 2024.

In January 2025, I&M submitted its FAC filing and earnings test evaluation for the period ended November 2024. I&M proposed an over-earnings credit to customers for the earnings test period ending November 2024 of $21 million. I&M also proposed to the IURC that intervenor testimony be due in March 2025.

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

2023 Kentucky Base Rate and Securitization Case

In June 2023, KPCo filed a request with the KPSC for a $94 million net annual increase in base rates based upon a proposed 9.9% ROE with the increase to be implemented no earlier than January 2024. In conjunction with its June 2023 filing, KPCo further requested to finance through the issuance of securitization bonds, approximately $471 million of regulatory assets. KPCo’s proposal did not address the disposition of its 50% interest in Mitchell Plant, which will be addressed in the future. As of December 31, 2024, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $547 million. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

In November 2023, KPCo filed an uncontested settlement agreement with the KPSC, that included an annual base rate increase of $75 million, based upon a 9.75% ROE. Settlement parties agreed that the KPSC should approve KPCo’s securitization request, and that the approximately $471 million regulatory assets requested for securitization are comprised of prudently incurred costs.

In January 2024, the KPSC issued an order modifying the November 2023 uncontested settlement agreement and approving an annual base rate increase of $60 million based upon a 9.75% ROE effective with billing cycles mid-January 2024. The order reduced KPCo’s base rate revenue requirement by $14 million to allow recovery of actual test year PJM transmission costs instead of KPCo’s requested annual level of costs based on PJM 2023 projected transmission revenue requirements. In February 2024, KPCo filed an appeal with the Commonwealth of Kentucky Franklin Circuit Court, challenging among other aspects of the order, the $14 million base rate revenue requirement reduction. In January 2025, the Commonwealth of Kentucky Franklin Circuit Court issued an order agreeing with KPCo’s appeal and remanded this issue back to the KPSC with instructions to enter an order, within 30 days, which includes setting rates to allow KPCo to recover the $14 million of annual PJM transmission costs effective upon KPCo's January 2024 implementation of updated base rates.

In January 2024, consistent with the November 2023 uncontested settlement agreement, the KPSC issued a financing order approving KPCo’s request to securitize certain regulatory assets balances as of the time securitization bonds are issued and concluding that costs requested for recovery through securitization were prudently incurred. The KPSC’s financing order includes certain additional requirements related to securitization bond structuring, marketing, placement and issuance that were not reflected in KPCo’s proposal. In accordance with Kentucky statutory requirements and the financing order, the issuance of the securitized bonds is subject to final review by the KPSC after bond pricing. KPCo expects to proceed with the securitized bond issuance process and to complete the securitization process in the first half of 2025, subject to market conditions. As of December 31, 2024, regulatory asset balances expected to be recovered through securitization total $491 million and include: (a) $303 million of plant retirement costs, (b) $79 million of deferred storm costs related to 2020, 2021, 2022 and 2023 major storms, (c) $50 million of deferred purchased power expenses, (d) $57 million of under-recovered purchased power rider costs and (e) $2 million of deferred issuance-related expenses, including KPSC advisor expenses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Fuel Adjustment Clause (FAC) Review

In December 2023, KPCo received intervenor testimony in its FAC review for the two-year period ending October 31, 2022, recommending a disallowance ranging from $44 million to $60 million of its total $432 million purchased power cost recoveries as a result of proposed modifications to the ratemaking methodology that limits purchased power costs recoverable through the FAC. In November 2024, KPCo and intervening parties entered into a settlement agreement whereby KPCo agreed to provide customer rate credits, which will reduce FAC costs otherwise recoverable in 2025 and 2026, for a combined

$17 million over the periods January 2025 through April 2025 and January 2026 through April 2026 based on actual customer usage. In December 2024, the KPSC issued an order approving the settlement agreement without modification.

Rockport Offset Recovery

In January 2024, KPCo filed an application with the KPSC seeking to recover an allowed cost (Rockport Offset) of $41 million in accordance with the terms of the settlement agreement in the 2017 Kentucky Base Rate Case permitting KPCo to use the level of non-fuel, non-environmental Rockport Plant UPA expense included in base rates to earn its authorized ROE in 2023 since the Rockport UPA ended in December 2022. An estimated Rockport Offset of $23 million was recovered through a rider, subject to true-up, during the 12-months ended December 2023. In February 2024, the KPSC issued an order allowing KPCo to collect the remaining $18 million through interim rates, subject to refund, over twelve months starting in March 2024. In August 2024, KPCo filed an application with the KPSC to extend the recovery of the remaining balance through September 2025. In the fourth quarter of 2024, the KPSC issued orders approving KPCo’s application to extend recovery of the Rockport Offset and affirming collection of $18 million.

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

In August 2024, the PUCO issued orders pertaining to the OVEC cost recovery audits that: (a) denied intervenors’ application for rehearing on the 2016-2017 audit period, (b) determined costs incurred by OPCo during the 2018-2019 audit period were prudent, (c) determined costs incurred by OPCo during the 2020 audit period were prudent and (d) recommended no disallowances for any mentioned audit period in question. In September 2024, intervenors filed for rehearing on the 2018-2019 and 2020 OVEC cost recovery audit periods claiming the PUCO’s August 2024 orders to adopt the findings of the audit reports were unjust, unlawful and unreasonable for multiple reasons, including the position that OPCo recovered imprudently incurred costs. In October 2024, the PUCO denied the intervenors’ applications for rehearing of the 2018-2019 and 2020 audit periods. In December 2024, intervenors filed appeals with the Supreme Court of Ohio on the PUCO’s denial for rehearing.

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

In January 2025, the OCC issued a final order approving the joint stipulation and settlement agreement without modification.

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

In December 2023, the PUCT approved a preliminary order stating the PUCT will not address SWEPCo’s request that would allow the PUCT to find cause to allow SWEPCo to exceed the Texas jurisdictional capital cost cap in the current remand proceeding. As a result of the PUCT’s approval of the preliminary order, SWEPCo recorded a pretax, non-cash probable disallowance of $86 million in the fourth quarter of 2023.

The PUCT’s December 2023 approval of the preliminary order determined that it will address, in the ongoing PUCT remand proceeding, any potential revenue refunds to customers that may be required by future PUCT orders. On March 1, 2024, SWEPCo filed supplemental direct testimony with the PUCT in response to the December 2023 preliminary order. On March 8, 2024, intervenors and the PUCT staff filed a motion with the PUCT to strike portions of SWEPCo’s October 2023 direct testimony and March 2024 supplemental direct testimony. On March 19, 2024, the ALJ granted portions of the motion, which included removal of testimony supporting SWEPCo’s position that refunds were not appropriate. On March 28, 2024, SWEPCo filed an appeal of the ALJ decision with the PUCT. In April 2024, intervenors and PUCT staff submitted testimony recommending customer refunds through December 2023 ranging from $149 million to $197 million, including carrying charges, with refund periods ranging from 18 months to 48 months. In May 2024, the PUCT denied SWEPCo’s appeal of the ALJ’s March 2024 decision. In the second quarter of 2024, based on the PUCT’s decision, SWEPCo recorded a one-time, probable revenue refund provision of $160 million, including interest, associated with revenue collected from February 2013 through December 2023. In June 2024, SWEPCo and parties to the remand proceeding reached an agreement in principle that would resolve all issues in the case. In October 2024, SWEPCo filed the settlement agreement with the PUCT. Under the settlement agreement, SWEPCo would refund, over a two-year period, $148 million, including interest, associated with revenue collected from February 2013 through December 2023 and remove AFUDC in excess of the Texas jurisdictional capital cost cap from rate base. In January 2025, the settlement agreement was approved by the PUCT.

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

As a result of the final order, in 2017 SWEPCo: (a) recorded an impairment charge of $19 million, which included $7 million associated with the lack of return on Welsh Plant, Unit 2 and $12 million related to other disallowed plant investments, (b)

recognized $32 million of additional revenues, for the period of May 2017 through December 2017, that was surcharged to customers in 2018 and (c) recognized an additional $7 million of expenses consisting primarily of depreciation expense and vegetation management expense, offset by the deferral of rate case expense. SWEPCo implemented new rates in February 2018 billings. The $32 million of additional 2017 revenues was collected during 2018. In March 2018, the PUCT clarified and corrected portions of the final order, without changing the overall decision or amounts of the rate change. The order was appealed by various intervenors related to limiting SWEPCo’s recovery of AFUDC on Turk Plant and recovery of Welsh Plant, Unit 2. In December 2024, the appeal was dismissed. If certain parts of the PUCT order are overturned, it could reduce future net income and cash flows and impact financial condition.

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

2021 Louisiana Storm Cost Filing

In 2020, Hurricanes Laura and Delta caused power outages and extensive damage to the SWEPCo service territories, primarily impacting the Louisiana jurisdiction. Following both hurricanes, the LPSC issued orders allowing Louisiana utilities, including SWEPCo, to establish regulatory assets to track and defer expenses associated with these storms. In February 2021, severe winter weather impacted the Louisiana jurisdiction and in March 2021, the LPSC approved the deferral of incremental storm restoration expenses related to the winter storm. In March 2023, SWEPCo and the LPSC staff filed a joint stipulation and settlement agreement with the LPSC which confirmed the prudency of $150 million of deferred incremental storm restoration expenses. The agreement also authorized an interim carrying charge at a rate of 3.125% through March 2024. In April 2023, the LPSC issued an order approving the stipulation and settlement agreement. In July 2023, SWEPCo submitted additional information in phase two of this proceeding to obtain a financing order and prudency review of capital investment. In April 2024, SWEPCo and the LPSC staff filed a joint uncontested stipulation and settlement agreement with the LPSC requesting securitization of storm costs, including a storm reserve. In July 2024, the LPSC issued an order approving the joint uncontested stipulation and settlement agreement. In December 2024, SWEPCo issued $337 million of securitization bonds. The securitization bonds included $180 million for storm costs related to Hurricanes Laura and Delta and $150 million related to a storm reserve. In June 2023, SWEPCo incurred approximately $44 million in storm costs impacting the Louisiana jurisdiction. As authorized by the LPSC, the June 2023 storm costs were applied against the $150 million storm reserve. Any costs applied against the remaining storm reserve are subject to audit and prudency reviews. SWEPCo is required to accrue carrying charges on the remaining storm reserve liability. The securitization bonds also included $7 million related to estimated financing costs and carrying charges. See “Storm Recovery Funding” section of Note 18 for additional information.

February 2021 Severe Winter Weather Impacts in SPP

In February 2021, severe winter weather had a significant impact in SPP, resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021, to February 20, 2021, SWEPCo’s natural gas expenses and purchases of electricity still to be recovered from customers are shown in the table below:

	December 31,		Approved	Approved
Jurisdiction	2024	2023	Recovery Period	Carrying Charge
	(in millions)
Arkansas	$37.2	$54.2	6 years	(a)
Louisiana	70.6	97.2	(b)	(b)
Texas	72.7	101.9	5 years	1.65%
Total	$180.5	$253.3

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

Merchant Portion of Turk Plant

SWEPCo constructed the Turk Plant, a base load 600 MW (650 MW net maximum capacity) pulverized coal ultra-supercritical generating unit in Arkansas, which was placed in-service in December 2012 and is included in the Vertically Integrated Utilities segment. SWEPCo owns 73% (440 MWs/477 MWs) of the Turk Plant and operates the facility. As of December 31, 2024, the net book value of the Turk Plant was $1.3 billion, before cost of removal including CWIP and inventory.

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

2024 Texas Fuel Reconciliation

In June 2024, SWEPCo filed a fuel reconciliation with the PUCT for its retail operation in Texas for the period of January 2022 through December 2023. The fuel reconciliation included approximately $535 million in Texas jurisdictional eligible fuel costs. In January 2025, intervenors filed testimony recommending a disallowance of Texas jurisdictional fuel costs ranging from $2 million to $25 million related to the decision made by SWEPCo to retire the Pirkey Plant, management of fuel inventory and SWEPCo’s energy price offers in SPP. Also, in January 2025, the PUCT staff filed testimony agreeing with SWEPCo’s filed fuel reconciliation. In February 2025, SWEPCo filed rebuttal testimony explaining why there should be no disallowance.

PSO and SWEPCo Rate Matters (Applies to AEP, PSO and SWEPCo)

North Central Wind Energy Facilities (NCWF)

The NCWF are subject to various regulatory performance requirements, including a Net Capacity Factor (NCF) guarantee. The NCF guarantee will be measured in MWhs across all facilities on a combined basis for each five year period for the first thirty full years of operation. The first NCF guarantee five year period began in April 2022. Certain wind turbines have experienced performance issues related to defects covered by the manufacturer’s warranty. These performance issues have prompted PSO and SWEPCo to file a lawsuit against the manufacturer in an attempt to find a resolution on the matter. If regulatory performance requirements, such as the NCF guarantee, are not met, PSO and SWEPCo may recognize a regulatory liability associated with a refund to retail customers. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

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

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. At that time, PJM stated that the IEC has not been canceled and remains necessary to alleviate congestion. PJM continues to evaluate reliability and market efficiency in the area. As of December 31, 2024, AEP’s share of IEC capital expenditures was approximately $96 million, located in Total Property, Plant and Equipment - Net on AEP’s balance sheets. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is canceled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

Request to Update SWEPCo Generation Depreciation Rates (Applies to AEP and SWEPCo)

In October 2023, SWEPCo filed an application to revise its generation wholesale customer’s contracts to reflect an increase in the annual revenue requirement of approximately $5 million for updated depreciation rates and allow for the return on and of FERC customers jurisdictional share of regulatory assets associated with retired plants. In November 2023, certain intervenors filed a motion with the FERC protesting and recommending the rejection of SWEPCo’s filings. In December 2023, the FERC issued an order approving the proposed rates effective January 1, 2024, subject to further review and refund and established hearing and settlement proceedings. If SWEPCo is unable to recover the remaining regulatory assets associated with retired plants, or refunds of revenues collected under interim rates are ordered to be returned, it could reduce future net income and cash flows and impact financial condition.

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

In March 2023, the Pirkey Plant was retired. As part of the 2020 Louisiana Base Rate Case, the LPSC authorized the recovery of SWEPCo’s Louisiana jurisdictional share of the Pirkey Plant, through a separate rider, through 2032. As part of the 2021 Arkansas Base Rate Case, the APSC granted SWEPCo regulatory asset treatment. SWEPCo will request recovery including a weighted average cost of capital carrying charge through a future proceeding. In July 2023, Texas ALJs issued a PFD that concluded the decision to retire the Pirkey Plant was prudent. In September 2023, the PUCT rejected the ALJs’ July 2023 PFD. In the open meeting, the commissioners expressed their concerns that the analysis in support of SWEPCo’s decision to retire the Pirkey Plant was not robust enough and that SWEPCo should have re-evaluated the decision following Winter Storm Uri. The treatment of the cost of recovery of the Pirkey Plant is expected to be addressed in a future rate case. As of December 31, 2024, the Texas jurisdictional share of the net book value of the Pirkey Plant was $69 million. To the extent any portion of the Texas jurisdictional share of the net book value of the Pirkey Plant is not recoverable, it could reduce future net income and cash flows and impact financial condition.

Regulated Generating Units to be Retired

PSO

In 2014, PSO received final approval from the Federal EPA to close Northeastern Plant, Unit 3, in 2026. The plant was originally scheduled to close in 2040. As a result of the early retirement date, PSO revised the useful life of Northeastern Plant, Unit 3, to the projected retirement date of 2026 and the incremental depreciation is being deferred as a regulatory asset. Following the 2024 Oklahoma Base Rate Case, PSO continues to recover Northeastern Plant, Unit 3 through 2040.

SWEPCo

In November 2020, management announced that it will cease using coal at the Welsh Plant in 2028. As a result of the announcement, SWEPCo began recording a regulatory asset for accelerated depreciation. In December 2024, SWEPCo filed an application for a Certificate of Convenience and Necessity (CCN) with the APSC, LPSC and PUCT to convert Welsh Plant, Units 1 and 3 to natural gas in 2028 and 2027, respectively.

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of December 31, 2024, of generating facilities planned for early retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$101.7	$189.0	$21.0	(b)	2026		(c)	$16.2
Welsh Plant, Units 1 and 3	324.3	168.6	57.6	(d)	2028	(e)	(f)	43.6
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
(e)Represents projected retirement date of coal assets.
(f)Unit 1 is being recovered through 2027 in the Louisiana jurisdiction and through 2037 in the Arkansas and Texas jurisdictions. Unit 3 is being recovered through 2032 in the Louisiana jurisdiction and through 2042 in the Arkansas and Texas jurisdictions.

Dolet Hills Power Station and Related Fuel Operations (Applies to AEP and SWEPCo)

In December 2021, the Dolet Hills Power Station was retired. While in operation, DHLC provided 100% of the fuel supply to Dolet Hills Power Station. The remaining book value of Dolet Hills Power Station non-fuel related assets are recoverable by SWEPCo through rate riders. As of December 31, 2024, SWEPCo’s share of the net investment in the Dolet Hills Power Station was $74 million, including materials and supplies, net of cost of removal collected in rates. Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses and are subject to prudency determinations by the various commissions. After closure of the DHLC mining operations and the Dolet Hills Power Station, additional reclamation and other land-related costs incurred by DHLC and Oxbow will continue to be billed to SWEPCo and included in existing fuel clauses. As of December 31, 2024, SWEPCo had a net under-recovered fuel balance of $22 million, inclusive of costs related to the Dolet Hills Power Station billed by DHLC, but excluding impacts of the February 2021 severe winter weather event.

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

Pirkey Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In March 2023, the Pirkey Plant was retired. SWEPCo is recovering, or will seek recovery of, the remaining net book value of Pirkey Plant non-fuel costs. As of December 31, 2024, SWEPCo’s share of the net investment in the Pirkey Plant was $188 million, including materials and supplies, net of cost of removal. See the “Regulated Generating Units that have been Retired” section above for additional information. Fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions. As of March 31, 2023, SWEPCo fuel deliveries, including billings of all fixed costs, from Sabine ceased. Additionally, as of December 31, 2024, SWEPCo had a net under-recovered fuel balance of $22 million, inclusive of costs related to the Pirkey Plant billed by Sabine, but excluding impacts of the February 2021 severe winter weather event. Remaining operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses.

In July 2023, the LPSC ordered that a separate proceeding be established to review the prudence of the decision to retire the Pirkey Plant, including the costs included in fuel for years starting in 2019 and after. In November 2024, the LPSC staff submitted testimony recommending a $5 million fuel disallowance and a lower return on the remaining Pirkey Plant balance or recovery of the retired plant balance at a rate less than SWEPCo’s weighted average cost of capital. In December 2024, SWEPCo filed its rebuttal testimony explaining why there should be no disallowance. A hearing is scheduled for March 2025.

In September 2023, the PUCT approved an unopposed settlement agreement that provides recovery of $33 million of Sabine related fuel costs through 2035. In June 2024, SWEPCo filed a fuel reconciliation with the PUCT for its retail operation in Texas for the period of January 2022 through December 2023. In January 2025, intervenors filed testimony recommending a disallowance for fuel costs ranging from $2 million and $25 million related to SWEPCo’s decision to retire the Pirkey Plant, management of fuel inventory and SWEPCo’s energy price offers in SPP. Also, in January 2025, the PUCT staff filed testimony agreeing with SWEPCo’s filed fuel reconciliation. In February 2025, SWEPCo filed rebuttal testimony explaining why there should be no disallowance.

If any of these costs are not recoverable or customer refunds are required, it could reduce future net income and cash flows and impact financial condition.

Regulatory Assets and Liabilities

Regulatory assets and liabilities are comprised of the following items:

	AEP
	December 31,		Remaining Recovery Period
	2024	2023
Current Regulatory Assets	(in millions)
Under-recovered Fuel Costs - earns a return	$245.7	$357.4	1 year
Under-recovered Fuel Costs - does not earn a return	116.0	62.7	1 year
Unrecovered Winter Storm Fuel Costs - earns a return (a)	84.2	93.9	1 year
Total Current Regulatory Assets	$445.9	$514.0

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$168.6	$125.6
Pirkey Plant Accelerated Depreciation	121.3	114.4
Storm-Related Costs	51.0	—
Unrecovered Winter Storm Fuel Costs (a)	33.5	60.1
Other Regulatory Assets Pending Final Regulatory Approval	20.7	49.8
Total Regulatory Assets Currently Earning a Return	395.1	349.9
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs (b)	357.4	25.9
Storm-Related Costs	300.8	408.9
NOLC - Costs (c)	92.8	—
2024-2025 Virginia Under-Earnings	78.4	—
Other Regulatory Assets Pending Final Regulatory Approval	86.3	52.6
Total Regulatory Assets Currently Not Earning a Return	915.7	487.4

Total Regulatory Assets Pending Final Regulatory Approval	1,310.8	837.3

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant (d)	661.2	664.2	22 years
Long-term Under-recovered Fuel Costs - West Virginia	283.8	291.5	10 years
Plant Retirement Costs - Asset Retirement Obligation Costs	111.0	110.8	16 years
Storm-Related Costs	106.7	170.9	7 years
Fuel Mine Closure Costs - Texas	70.6	74.3	11 years
Pirkey Plant Accelerated Depreciation - Louisiana	66.4	65.8	8 years
Unrecovered Winter Storm Fuel Costs (a)	62.8	99.3	3 years
Kentucky Deferred Purchased Power Expenses	45.0	43.5	3 years
Rockport Plant Dry Sorbent Injection System and Selective Catalytic Reduction	37.3	46.9	4 years
Texas Mobile Temporary Emergency Electric Energy Facilities Rider	32.6	33.4	2 years
Environmental Control Projects	29.1	31.4	16 years
Ohio Basic Transmission Cost Rider	26.1	42.2	2 years
Plant Retirement Costs - Unrecovered Plant, Dolet Hills Power Station, Louisiana	19.0	40.8	8 years
Long-term Under-recovered Fuel Costs - Virginia	—	107.0
Other Regulatory Assets Approved for Recovery	159.9	124.9	various
Total Regulatory Assets Currently Earning a Return	1,711.5	1,946.9
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	974.2	1,054.1	12 years
Plant Retirement Costs - Asset Retirement Obligation Costs	360.1	330.2	18 years
Unamortized Loss on Reacquired Debt	90.9	97.2	24 years
Storm-Related Costs	66.5	38.5	7 years
Fuel and Purchased Power Adjustment Rider	57.4	68.3	2 years
Unrealized Loss on Forward Commitments	53.3	131.4	8 years
OVEC Purchased Power	52.0	50.1	2 years
Plant Retirement Costs - Unrecovered Plant, Texas	44.5	48.7	22 years
Cook Plant Nuclear Refueling Outage Levelization	43.0	55.7	3 years
Smart Grid Costs	33.8	26.3	2 years
Postemployment Benefits	27.9	30.6	3 years
Ohio Enhanced Service Reliability Plan	26.2	35.3	2 years
2020-2022 Virginia Triennial Under Earnings	26.0	37.4	3 years
Ohio Distribution Investment Rider	11.0	35.3	2 years
Other Regulatory Assets Approved for Recovery	240.1	269.1	various
Total Regulatory Assets Currently Not Earning a Return	2,106.9	2,308.2

Total Regulatory Assets Approved for Recovery	3,818.4	4,255.1

Total Noncurrent Regulatory Assets	$5,129.2	$5,092.4
(a)See “February 2021 Severe Winter Weather Impacts in SPP” section of Note 4 for additional information.
(b)See “Federal EPA’s Revised CCR Rule” section of Note 6 for additional information.

(c)In the second quarter of 2024, requests seeking to establish a recovery mechanism for these regulatory assets were filed in Indiana, Oklahoma and Texas. In Indiana and Oklahoma, certain intervenors have challenged the recovery, or have proposed ratemaking treatment that would offset the recovery, of the regulatory assets. In the third quarter of 2024, PUCT Staff and certain intervenors in Texas requested a hearing and direct testimony was filed by SWEPCo in October 2024. In the fourth quarter of 2024, hearings on the merits were held in Indiana and Oklahoma. In January 2025, a second hearing on the merits in Oklahoma was held. A hearing is scheduled for the first quarter of 2025 in Texas.
(d)Northeastern Plant, Unit 3 is approved for recovery through 2040, but expected to retire in 2026. PSO records a regulatory asset for accelerated depreciation. See “Regulated Generating Units to be Retired” section above for additional information.

	AEP
	December 31,		Remaining
	2024	2023	Refund Period
Current Regulatory Liabilities	(in millions)
Over-recovered Fuel Costs - pays a return	$21.6	$3.3	1 year
Over-recovered Fuel Costs - does not pay a return	31.9	23.2	1 year
Total Current Regulatory Liabilities	$53.5	$26.5

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$176.0	$103.1
Total Regulatory Liabilities Currently Paying a Return	176.0	103.1
Regulatory Liabilities Currently Not Paying a Return
FERC 2021 Transmission Formula Rate Challenge Refunds	131.3	103.1
Other Regulatory Liabilities Pending Final Regulatory Determination	14.7	1.7
Total Regulatory Liabilities Currently Not Paying a Return	146.0	104.8

Total Regulatory Liabilities Pending Final Regulatory Determination	322.0	207.9

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	3,828.0	3,563.5	(b)
Income Taxes, Net (a)	1,622.1	2,179.7	(c)
Rockport Plant, Unit 2 Accelerated Depreciation for Leasehold Improvements	35.9	44.9	4 years
Other Regulatory Liabilities Approved for Payment	40.4	35.0	various
Total Regulatory Liabilities Currently Paying a Return	5,526.4	5,823.1
Regulatory Liabilities Currently Not Paying a Return
Excess Nuclear Decommissioning Funding	2,137.3	1,721.9	(d)
Deferred Investment Tax Credits	65.1	154.5	29 years
Demand Side Management	52.6	31.3	2 years
Spent Nuclear Fuel	50.4	47.6	(d)
2017-2019 Virginia Triennial Revenue Provision	35.2	37.1	25 years
Peak Demand Reduction/Energy Efficiency	32.8	26.4	2 years
Over-recovered Fuel Costs - Ohio	32.1	26.1	8 years
Other Regulatory Liabilities Approved for Payment	90.1	106.5	various
Total Regulatory Liabilities Currently Not Paying a Return	2,495.6	2,151.4

Total Regulatory Liabilities Approved for Payment	8,022.0	7,974.5

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$8,344.0	$8,182.4

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $192 million and $228 million for the years ended December 31, 2024 and 2023, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2024 is to be refunded over 10 years.
(d)Relieved when plant is decommissioned.

	AEP Texas
	December 31,		Remaining Recovery Period
Regulatory Assets:	2024	2023
	(in millions)
Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Storm-Related Costs	$41.3	$—
Total Regulatory Assets Currently Earning a Return	41.3	—
Regulatory Assets Currently Not Earning a Return
Deferred Pension and OPEB Costs	15.6	—
Storm-Related Costs	13.1	37.7
Line Inspection Costs	5.8	5.7
Other Regulatory Assets Pending Final Regulatory Approval	1.3	20.9
Total Regulatory Assets Currently Not Earning a Return	35.8	64.3

Total Regulatory Assets Pending Final Regulatory Approval	77.1	64.3

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Texas Mobile Temporary Emergency Electric Energy Facilities Rider	32.6	33.4	2 years
Meter Replacement Costs	5.8	9.4	2 years
Other Regulatory Assets Approved for Recovery	22.4	0.7	various
Total Regulatory Assets Currently Earning a Return	60.8	43.5
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	177.5	183.2	12 years
Texas Transmission Cost Recovery Factor	14.2	—	2 years
Peak Demand Reduction/Energy Efficiency	9.2	9.2	2 years
Other Regulatory Assets Approved for Recovery	14.8	15.1	various
Total Regulatory Assets Currently Not Earning a Return	215.7	207.5

Total Regulatory Assets Approved for Recovery	276.5	251.0

Total Noncurrent Regulatory Assets	$353.6	$315.3

	AEP Texas
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2024	2023
	(in millions)
Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$—	$13.0
Total Regulatory Liabilities Currently Paying a Return	—	13.0
Regulatory Liabilities Currently Not Paying a Return
Other Regulatory Liabilities Pending Final Regulatory Determination	—	1.5
Total Regulatory Liabilities Currently Not Paying a Return	—	1.5

Total Regulatory Liabilities Pending Final Regulatory Determination	—	14.5

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	844.0	797.1	(b)
Income Taxes, Net (a)	409.4	412.0	(c)
Other Regulatory Liabilities Approved for Payment	4.8	3.8	various
Total Regulatory Liabilities Currently Paying a Return	1,258.2	1,212.9
Regulatory Liabilities Currently Not Paying a Return
Transition and Restoration Charges	21.6	26.6	5 years
Other Regulatory Liabilities Approved for Payment	5.6	7.4	various
Total Regulatory Liabilities Currently Not Paying a Return	27.2	34.0

Total Regulatory Liabilities Approved for Payment	1,285.4	1,246.9

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,285.4	$1,261.4

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements was $22 million for the year ended December 31, 2024. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2024 is to be refunded over 5 years.

	AEPTCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2024	2023
	(in millions)
Noncurrent Regulatory Assets
Regulatory assets approved for recovery:

Regulatory Assets Currently Not Earning a Return
PJM/SPP Annual Formula Rate True-up	$0.4	$3.1	2 years
Total Regulatory Assets Approved for Recovery	0.4	3.1

Total Noncurrent Regulatory Assets	$0.4	$3.1

	AEPTCo
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2024	2023
	(in millions)
Noncurrent Regulatory Liabilities
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$8.8	$8.7
Total Regulatory Liabilities Pending Final Regulatory Determination	8.8	8.7

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	582.3	466.3	(b)
Income Taxes, Net (a)	287.3	308.7	(c)
Total Regulatory Liabilities Approved for Payment	869.6	775.0

Total Noncurrent Regulatory Liabilities	$878.4	$783.7

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $9 million and $13 million for the years ended December 31, 2024 and 2023, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2024 is to be refunded over 4 years.

	APCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2024	2023
	(in millions)
Current Regulatory Assets
Under-recovered Fuel Costs, Virginia - earns a return	$148.1	$147.4	1 year
Under-recovered Fuel Costs, West Virginia - does not earn a return	—	8.0	1 year
Total Current Regulatory Assets	$148.1	$155.4

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$1.1	$0.6
Total Regulatory Assets Currently Earning a Return	1.1	0.6
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs (a)	282.1	25.9
Storm-Related Costs - West Virginia	144.2	91.5
2024-2025 Virginia Under-Earnings	78.4	—
Pension Settlement	17.8	—
Other Regulatory Assets Pending Final Regulatory Approval	11.9	7.5
Total Regulatory Assets Currently Not Earning a Return	534.4	124.9

Total Regulatory Assets Pending Final Regulatory Approval	535.5	125.5

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Long-term Under-recovered Fuel Costs - West Virginia	154.1	154.2	10 years
Plant Retirement Costs - Unrecovered Plant	68.0	72.0	19 years
Long-term Under-recovered Fuel Costs - Virginia	—	107.0
Other Regulatory Assets Approved for Recovery	5.2	7.1	various
Total Regulatory Assets Currently Earning a Return	227.3	340.3
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs	307.5	324.7	15 years
Pension and OPEB Funded Status	107.9	115.8	12 years
Unamortized Loss on Reacquired Debt	67.0	70.7	21 years
2020-2022 Virginia Triennial Under-Earnings	26.0	37.4	3 years
Peak Demand Reduction/Energy Efficiency	14.2	15.0	2 years
Postemployment Benefits	13.2	14.9	3 years
Vegetation Management Program - West Virginia	11.9	12.9	2 years
Virginia Generation Rate Adjustment Clause	11.6	10.9	2 years
Excess SO2 Allowance Inventory - Virginia	10.5	11.8	8 years
Virginia Transmission Rate Adjustment Clause	3.4	25.5	2 years
Unrealized Loss on Forward Commitments	—	21.9
Other Regulatory Assets Approved for Recovery	30.0	27.8	various
Total Regulatory Assets Currently Not Earning a Return	603.2	689.3

Total Regulatory Assets Approved for Recovery	830.5	1,029.6

Total Noncurrent Regulatory Assets	$1,366.0	$1,155.1

(a)See “Federal EPA’s Revised CCR Rule” section of Note 6 for additional information.

	APCo
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2024	2023
	(in millions)
Current Regulatory Liabilities
Over-recovered Fuel Costs, West Virginia - does not pay a return	$21.6	$—	1 year
Total Current Regulatory Liabilities	$21.6	$—

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a)	$(6.3)	$7.9
Total Regulatory Liabilities Currently Paying a Return	(6.3)	7.9
Regulatory Liabilities Currently Not Paying a Return
FERC 2021 Transmission Formula Rate Challenge Refunds	24.9	19.7
Total Regulatory Liabilities Currently Not Paying a Return	24.9	19.7

Total Regulatory Liabilities Pending Final Regulatory Determination	18.6	27.6

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	805.6	759.6	(b)
Income Taxes, Net (a)	219.3	240.1	(c)
Deferred Investment Tax Credits	—	0.3
Total Regulatory Liabilities Currently Paying a Return	1,024.9	1,000.0
Regulatory Liabilities Currently Not Paying a Return
2017-2019 Virginia Triennial Revenue Provision	35.2	37.1	25 years
Virginia Transmission Rate Adjustment Clause	10.2	1.5	2 years
Energy Efficiency Rate Adjustment Clause - Virginia	10.0	3.2	2 years
Other Regulatory Liabilities Approved for Payment	16.9	12.5	various
Total Regulatory Liabilities Currently Not Paying a Return	72.3	54.3

Total Regulatory Liabilities Approved for Payment	1,097.2	1,054.3

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$1,115.8	$1,081.9

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $12 million and $35 million for the years ended December 31, 2024 and 2023, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2024 is to be refunded over 4 years.

	I&M
	December 31,		Remaining Recovery Period
Regulatory Assets:	2024	2023
	(in millions)
Current Regulatory Assets
Under-recovered Fuel Costs, Michigan - earns a return	$10.6	$14.8	1 year
Total Current Regulatory Assets	$10.6	$14.8

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$6.4	$0.2
Total Regulatory Assets Currently Earning a Return	6.4	0.2
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs - Asset Retirement Obligation Costs (a)	74.0	—
NOLC Costs - Indiana (b)	26.7	—
Storm-Related Costs - Indiana	6.3	29.7
Other Regulatory Assets Pending Final Regulatory Approval	1.6	3.3
Total Regulatory Assets Currently Not Earning a Return	108.6	33.0

Total Regulatory Assets Pending Final Regulatory Approval	115.0	33.2

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant	98.0	122.5	4 years
Rockport Plant Dry Sorbent Injection System and Selective Catalytic Reduction	37.3	46.9	4 years
Cook Plant Uprate Project	20.5	22.9	9 years
Deferred Cook Plant Life Cycle Management Project Costs - Michigan, FERC	10.1	11.1	10 years
Cook Plant Turbine - Indiana	7.8	8.4	14 years
Other Regulatory Assets Approved for Recovery	21.1	17.5	various
Total Regulatory Assets Currently Earning a Return	194.8	229.3
Regulatory Assets Currently Not Earning a Return
Income Taxes, Net	108.8	—	(c)
Cook Plant Nuclear Refueling Outage Levelization	43.0	55.7	3 years
Storm-Related Costs - Indiana	20.2	3.4	4 years
Pension and OPEB Funded Status	14.6	25.4	12 years
Excess SO2 Allowance Inventory - Indiana	11.9	14.8	4 years
Unamortized Loss on Reacquired Debt	10.9	11.8	24 years
Postemployment Benefits	7.3	7.0	3 years
Environmental Cost Rider - Indiana	1.4	8.1	2 years
Other Regulatory Assets Approved for Recovery	20.2	17.6	various
Total Regulatory Assets Currently Not Earning a Return	238.3	143.8

Total Regulatory Assets Approved for Recovery	433.1	373.1

Total Noncurrent Regulatory Assets	$548.1	$406.3

(a)See “Federal EPA’s Revised CCR Rule” section of Note 6 for additional information.
(b)In the second quarter of 2024, a request seeking to establish a recovery mechanism for these regulatory assets were filed in Indiana. Certain intervenors have challenged the recovery, or have proposed ratemaking treatment that would offset the recovery, of the regulatory assets. In the fourth quarter of 2024, a hearing on the merits was held in Indiana.
(c)Recovered over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements was $12 million for the year ended December 31, 2024 and is to be refunded over 4 years.

	I&M
	December 31,		Remaining Refund Period
Regulatory Liabilities:	2024	2023
	(in millions)
Current Regulatory Liabilities
Over-recovered Fuel Costs, Indiana - does not pay a return	$10.3	$23.2	1 year
Total Current Regulatory Liabilities	$10.3	$23.2

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (a) (b)	$—	$(103.0)
Total Regulatory Liabilities Currently Paying a Return	—	(103.0)
Regulatory Liabilities Currently Not Paying a Return
FERC 2021 Transmission Formula Rate Challenge Refunds	28.9	22.8
Cook Plant PTC Deferral - Michigan	14.5	—
Total Regulatory Liabilities Currently Not Paying a Return	43.4	22.8

Total Regulatory Liabilities Pending Final Regulatory Determination	43.4	(80.2)

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	174.2	168.1	(c)
Renewable Energy Surcharge - Michigan	24.3	26.6	2 years
Income Taxes, Net (a)	—	116.8	(d)
Other Regulatory Liabilities Approved for Payment	0.1	0.1	various
Total Regulatory Liabilities Currently Paying a Return	198.6	311.6
Regulatory Liabilities Currently Not Paying a Return
Excess Nuclear Decommissioning Funding	2,137.3	1,721.9	(e)
Spent Nuclear Fuel	50.4	47.6	(e)
Demand Side Management - Indiana	33.0	16.7	2 years
Deferred Investment Tax Credits	13.8	15.8	26 years
PJM Costs and Off-system Sales Margin Sharing - Indiana	2.0	14.1	1 year
Other Regulatory Liabilities Approved for Payment	2.3	4.8	various
Total Regulatory Liabilities Currently Not Paying a Return	2,238.8	1,820.9

Total Regulatory Liabilities Approved for Payment	2,437.4	2,132.5

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$2,480.8	$2,052.3

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Represents an income tax related regulatory asset, which is presented within net regulatory liabilities on the balance sheet.
(c)Relieved as removal costs are incurred.
(d)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements was $25 million for the year ended December 31, 2023.
(e)Relieved when plant is decommissioned.

	OPCo
	December 31,		Remaining Recovery Period
Regulatory Assets:	2024	2023
	(in millions)
Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.4	$—
Total Regulatory Assets Currently Earning a Return	0.4	—
Regulatory Assets Currently Not Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	0.1	—
Total Regulatory Assets Pending Final Regulatory Approval	0.1	23.6

Total Regulatory Assets Pending Final Regulatory Approval	0.5	23.6

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Ohio Basic Transmission Cost Rider	26.1	42.2	2 years
Ohio Distribution Decoupling	—	1.8
Total Regulatory Assets Currently Earning a Return	26.1	44.0
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	134.0	147.1	12 years
OVEC Purchased Power	52.0	50.1	2 years
Unrealized Loss on Forward Commitments	47.6	50.8	8 years
Smart Grid Costs	33.8	26.3	2 years
Storm-Related Costs	28.6	30.9	2 years
Ohio Enhanced Service Reliability Plan	26.2	35.3	2 years
Bad Debt Rider	13.7	0.7	2 years
Ohio Distribution Investment Rider	11.0	35.3	2 years
Other Regulatory Assets Approved for Recovery	5.6	10.9	various
Total Regulatory Assets Currently Not Earning a Return	352.5	387.4

Total Regulatory Assets Approved for Recovery	378.6	431.4

Total Noncurrent Regulatory Assets	$379.1	$455.0

	OPCo
	December 31,		Remaining Refund Period
	2024	2023
Regulatory Liabilities:	(in millions)

Noncurrent Regulatory Liabilities
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Not Paying a Return
FERC 2021 Transmission Formula Rate Challenge Refunds	$72.7	$57.0
Other Regulatory Liabilities Pending Final Regulatory Determination	0.2	0.2
Total Regulatory Liabilities Pending Final Regulatory Determination	72.9	57.2

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	480.0	475.5	(a)
Income Taxes, Net (b)	367.6	408.2	(c)
Other Regulatory Liabilities Approved for Payment	4.0	—
Total Regulatory Liabilities Currently Paying a Return	851.6	883.7
Regulatory Liabilities Currently Not Paying a Return
Over-recovered Fuel Costs	32.1	26.1	8 years
Peak Demand Reduction/Energy Efficiency	22.8	23.2	2 years
Other Regulatory Liabilities Approved for Payment	8.3	13.4	various
Total Regulatory Liabilities Currently Not Paying a Return	63.2	62.7

Total Regulatory Liabilities Approved for Payment	914.8	946.4

Total Noncurrent Regulatory Liabilities	$987.7	$1,003.6

(a)Relieved as removal costs are incurred.
(b)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $100 million and $132 million for the years ended December 31, 2024 and 2023, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2024 is to be refunded over 4 years.

	PSO
	December 31,		Remaining Recovery Period
	2024	2023
Regulatory Assets:	(in millions)

Current Regulatory Assets
Under-recovered Fuel Costs - earns a return	$64.7	$118.3	1 year
Total Current Regulatory Assets	$64.7	$118.3

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Not Earning a Return
NOLC - Costs (a)	$16.4	$—
Storm-Related Costs	4.9	88.5
Other Regulatory Assets Pending Final Regulatory Approval	9.0	0.2
Total Regulatory Assets Pending Final Regulatory Approval	30.3	88.7

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Plant Retirement Costs - Unrecovered Plant (b)	274.0	254.1	22 years
Storm-Related Costs	106.7	26.2	7 years
Environmental Control Projects	21.2	22.5	16 years
Meter Replacement Costs	10.1	14.1	3 years
Other Regulatory Assets Approved for Recovery	13.4	8.4	various
Total Regulatory Assets Currently Earning a Return	425.4	325.3
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	57.6	62.6	12 years
Unrealized Loss on Forward Commitments	3.9	29.9	2 years
Other Regulatory Assets Approved for Recovery	10.6	16.2	various
Total Regulatory Assets Currently Not Earning a Return	72.1	108.7

Total Regulatory Assets Approved for Recovery	497.5	434.0

Total Noncurrent Regulatory Assets	$527.8	$522.7

(a)In the second quarter of 2024, a request seeking to establish a recovery mechanism for these regulatory assets was filed in Oklahoma. Certain intervenors have challenged the recovery, or have proposed ratemaking treatment that would offset the recovery, of the regulatory assets. In the fourth quarter of 2024 and in January 2025 hearings on the merits were held.
(b)Northeastern Plant, Unit 3 is approved for recovery through 2040, but expected to retire in 2026. PSO records a regulatory asset for accelerated depreciation. See “Regulated Generating Units to be Retired” section above for additional information.

	PSO
	December 31,		Remaining Refund Period
	2024	2023
Regulatory Liabilities:	(in millions)

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Not Paying a Return
FERC 2021 Transmission Formula Rate Challenge Refunds	$1.6	$1.2
Total Regulatory Liabilities Pending Final Regulatory Determination	1.6	1.2

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	323.6	317.5	(b)
Income Taxes, Net (a)	318.0	395.7	(c)
Total Regulatory Liabilities Currently Paying a Return	641.6	713.2
Regulatory Liabilities Currently Not Paying a Return
Deferred Investment Tax Credits	46.2	47.2	12 years
Other Regulatory Liabilities Approved for Payment	0.3	4.0	various
Total Regulatory Liabilities Currently Not Paying a Return	46.5	51.2

Total Regulatory Liabilities Approved for Payment	688.1	764.4

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$689.7	$765.6

(a)Predominately pays a return due to the inclusion of Excess ADIT in rate base.
(b)Relieved as removal costs are incurred.
(c)Refunded over the period for which the related deferred income tax reverse, which is generally based on the expected life for the underlying assets. Excess ADIT Associated with Certain Depreciable Property is refunded over the remaining depreciable life of the underlying assets. Excess ADIT that is Not Subject to Rate Normalization Requirements were $46 million and $51 million for the years ended December 31, 2024 and 2023, respectively. The remaining balance of Excess ADIT that is Not Subject to Rate Normalization Requirements as of December 31, 2024 is to be refunded over 10 year.

	SWEPCo
	December 31,		Remaining Recovery Period
	2024	2023
Regulatory Assets:	(in millions)

Current Regulatory Assets
Unrecovered Winter Storm Fuel Costs - earns a return (a)	$84.2	$93.9	1 year
Under-recovered Fuel Costs - earns a return (b)	22.4	76.9	1 year
Total Current Regulatory Assets	$106.6	$170.8

Noncurrent Regulatory Assets
Regulatory assets pending final regulatory approval:

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$168.6	$125.6
Pirkey Plant Accelerated Depreciation	121.3	114.4
Unrecovered Winter Storm Fuel Costs (a)	33.5	60.1
Dolet Hills Power Station Accelerated Depreciation (c)	11.8	12.0
Other Regulatory Assets Pending Final Regulatory Approval	10.8	26.0
Total Regulatory Assets Currently Earning a Return	346.0	338.1
Regulatory Assets Currently Not Earning a Return
NOLC - Costs (d)	49.6	—
Storm-Related Costs - Louisiana, Texas	39.9	56.0
Other Regulatory Assets Pending Final Regulatory Approval	18.7	13.7
Total Regulatory Assets Currently Not Earning a Return	108.2	69.7

Total Regulatory Assets Pending Final Regulatory Approval	454.2	407.8

Regulatory assets approved for recovery:

Regulatory Assets Currently Earning a Return
Fuel Mine Closure Costs - Texas	70.6	74.3	11 years
Pirkey Plant Accelerated Depreciation - Louisiana	66.4	65.8	8 years
Unrecovered Winter Storm Fuel Costs (b)	62.8	99.3	3 years
Plant Retirement Costs - Unrecovered Plant, Arkansas	40.2	44.4	18 years
Dolet Hills Power Station Fuel Costs - Louisiana	21.7	—	3 years
Plant Retirement Costs - Unrecovered Plant, Dolet Hills Power Station - Louisiana	19.0	40.8	8 years
Storm-Related Costs - Louisiana (e)	—	144.7
Other Regulatory Assets Approved for Recovery	12.6	13.8	various
Total Regulatory Assets Currently Earning a Return	293.3	483.1
Regulatory Assets Currently Not Earning a Return
Pension and OPEB Funded Status	93.2	109.2	12 years
Plant Retirement Costs - Unrecovered Plant, Texas	44.5	48.7	22 years
Plant Retirement Costs - Unrecovered Plant, Arkansas	12.8	17.3	3 years
Unrealized Loss on Forward Commitments	1.2	15.4	3 years
North Central Wind Rider	—	20.2
Other Regulatory Assets Approved for Recovery	22.1	30.1	various
Total Regulatory Assets Currently Not Earning a Return	173.8	240.9

Total Regulatory Assets Approved for Recovery	467.1	724.0

Total Noncurrent Regulatory Assets	$921.3	$1,131.8

(a)See “February 2021 Severe Winter Weather Impacts in SPP” section of Note 4 for additional information.
(b)2024 amount related to Arkansas, Louisiana and Texas jurisdictions. 2023 amount related to Arkansas and Texas jurisdictions.
(c)Amounts include the FERC jurisdiction.
(d)In the second quarter of 2024, a request seeking to establish a recovery mechanism for the Texas jurisdictional share of these regulatory assets was filed in Texas. In the third quarter of 2024, PUCT Staff and certain intervenors in Texas requested a hearing and direct testimony was filed by SWEPCo in October 2024. A hearing is scheduled for the first quarter of 2025 in Texas.
(e)In July 2024, the LPSC approved SWEPCo’s securitization of storm costs for Hurricanes Laura and Delta, as well as a storm reserve. See “2021 Louisiana Storm Cost Filing” section of Note 4 for additional information.

	SWEPCo
	December 31,		Remaining Refund Period
	2024	2023
Regulatory Liabilities:	(in millions)

Current Regulatory Liabilities
Over-recovered Fuel Costs - pays a return (a)	$21.6	$3.3	1 year
Total Current Regulatory Liabilities	$21.6	$3.3

Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits
Regulatory liabilities pending final regulatory determination:

Regulatory Liabilities Currently Paying a Return
Income Taxes, Net (b)	$7.0	$7.0
Total Regulatory Liabilities Pending Final Regulatory Determination	7.0	7.0

Regulatory liabilities approved for payment:

Regulatory Liabilities Currently Paying a Return
Asset Removal Costs	456.6	443.2	(c)
Income Taxes, Net (b)	127.5	292.4	(d)
Other Regulatory Liabilities Approved for Payment	7.3	4.4	various
Total Regulatory Liabilities Currently Paying a Return	591.4	740.0
Regulatory Liabilities Currently Not Paying a Return
Other Regulatory Liabilities Approved for Payment	12.4	9.1	various
Total Regulatory Liabilities Currently Not Paying a Return	12.4	9.1

Total Regulatory Liabilities Approved for Payment	603.8	749.1

Total Noncurrent Regulatory Liabilities and Deferred Investment Tax Credits	$610.8	$756.1

(a)2024 amount related to Texas jurisdiction. 2023 amount related to Louisiana jurisdiction.
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

In accordance with the accounting guidance for “Commitments”, the following tables summarize the Registrants’ actual contractual commitments as of December 31, 2024:

Contractual Commitments - AEP	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$1,002.0	$942.0	$475.7	$368.3	$2,788.0
Energy and Capacity Purchase Contracts	192.8	384.0	334.3	464.0	1,375.1
Total	$1,194.8	$1,326.0	$810.0	$832.3	$4,163.1

Contractual Commitments - APCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$506.7	$328.6	$167.0	$96.0	$1,098.3
Energy and Capacity Purchase Contracts	40.4	79.9	48.0	52.2	220.5
Total	$547.1	$408.5	$215.0	$148.2	$1,318.8

Contractual Commitments - I&M	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$151.5	$346.6	$220.7	$263.9	$982.7
Energy and Capacity Purchase Contracts	119.9	236.2	231.7	321.5	909.3
Total	$271.4	$582.8	$452.4	$585.4	$1,892.0

Contractual Commitments - OPCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Energy and Capacity Purchase Contracts	$33.2	$64.2	$66.3	$69.5	$233.2

Contractual Commitments - PSO	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$27.4	$17.0	$—	$—	$44.4
Energy and Capacity Purchase Contracts	62.9	123.6	62.4	19.7	268.6
Total	$90.3	$140.6	$62.4	$19.7	$313.0

Contractual Commitments - SWEPCo	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
	(in millions)
Fuel Purchase Contracts (a)	$89.4	$46.6	$—	$—	$136.0
Energy and Capacity Purchase Contracts	11.5	13.2	—	—	24.7
Total	$100.9	$59.8	$—	$—	$160.7

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

In March 2024, AEP increased its $4 billion revolving credit facility to $5 billion and extended the due date from March 2027 to March 2029. Also, in March 2024, AEP extended the due date of its $1 billion revolving credit facility from March 2025 to March 2027. AEP may issue up to $1.2 billion as letters of credit under these revolving credit facilities on behalf of subsidiaries. As of December 31, 2024, no letters of credit were issued under the revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $450 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of December 31, 2024 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$238.0	January 2025 to November 2025
AEP Texas	1.8	July 2025

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of December 31, 2024, there were no material liabilities recorded for any indemnifications.

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

ENVIRONMENTAL CONTINGENCIES (Applies to All Registrants except AEPTCo)

Federal EPA’s Revised CCR Rule

In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. The rule establishes compliance deadlines for legacy surface impoundments to meet regulatory requirements, including a requirement to initiate closure within five years after the effective date of the final rule. The rule requires evaluations to be completed at both active facilities and inactive facilities with one or more legacy surface impoundments. Closure may be accomplished by applying an impermeable cover system over the CCR material (“closure in place”) or the CCR material may be excavated and placed in a compliant landfill (“closure by removal”). Groundwater monitoring and other analysis over the next three years will provide additional information on the planned closure method. AEP evaluated the applicability of the rule to current and former plant sites and recorded incremental ARO in the second quarter of 2024, as shown in the table below, based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the revised CCR Rule.

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

Superfund addresses clean-up of hazardous substances that are released to the environment.  The Federal EPA administers the clean-up programs.  Several states enacted similar laws.  As of December 31, 2024, AGR, APCo, OPCo and SWEPCo are named as a Potentially Responsible Party (PRP) for one, one, two and one sites, respectively, by the Federal EPA for which alleged liability is unresolved.  There are 11 additional sites for which APCo, I&M, KPCo, OPCo and SWEPCo received information requests which could lead to PRP designation. In those instances where a PRP or defendant has been named, disposal or recycling activities were in accordance with the then-applicable laws and regulations. Superfund does not recognize compliance as a defense, but imposes strict liability on parties who fall within its broad statutory categories.  Liability has been resolved for a number of sites with no significant effect on net income.

Management evaluates the potential liability for each Superfund site separately, but several general statements can be made about potential future liability.  Allegations that materials were disposed at a particular site are often unsubstantiated and the quantity of materials deposited at a site can be small and often non-hazardous.  Although Superfund liability has been interpreted by the courts as joint and several, typically many parties are named as PRPs for each site and several of the parties are financially sound enterprises.  As of December 31, 2024, management’s estimates do not anticipate material clean-up costs for identified Superfund sites.

NUCLEAR CONTINGENCIES (APPLIES TO AEP AND I&M)

I&M owns and operates the two-unit 2,296 MW Cook Plant under licenses granted by the NRC.  I&M has a significant future financial commitment to dispose of SNF and to safely decommission and decontaminate the plant.  The licenses to operate the two nuclear units at the Cook Plant expire in 2034 and 2037. Management has started the application process for license extensions for both units that would extend Unit 1 and Unit 2 to 2054 and 2057, respectively.  The operation of a nuclear facility also involves special risks, potential liabilities and specific regulatory and safety requirements.  By agreement, I&M is partially liable, together with all other electric utility companies that own nuclear generation units, for a nuclear power plant incident at any nuclear plant in the U.S.  Should a nuclear incident occur at any nuclear power plant in the U.S., the resultant liability could be substantial.

Decommissioning and Low-Level Waste Accumulation Disposal

The costs to decommission a nuclear plant are affected by NRC regulations and the SNF disposal program.  Decommissioning costs are accrued over the service life of Cook Plant.  The most recent decommissioning cost study was performed in 2024.  According to that study, stated in 2024 undiscounted dollars, the estimated cost of decommissioning and disposal of low-level radioactive waste was $2.4 billion, with additional ongoing costs of $7 million per year for post decommissioning storage of SNF and an eventual cost of $45 million for the subsequent decommissioning of the SNF storage facility. I&M recovers estimated decommissioning costs for the Cook Plant in its rates.  The amounts recovered in rates were $1 million, $2 million and $2 million for the years ended December 31, 2024, 2023 and 2022, respectively.  Decommissioning costs recovered from customers are deposited in external trusts.

As of December 31, 2024 and 2023, the total decommissioning trust fund balances were $4 billion and $3.5 billion, respectively.  The increase in the trust fund balance was driven by favorable investment performance in 2024. Trust fund earnings increase the fund assets and may decrease the amount remaining to be recovered from customers. Trust fund losses decrease the fund assets and may increase the amount remaining to be recovered from customers.  The decommissioning costs (including unrealized gains and losses, interest and trust funds expenses) increase or decrease the recorded liability.

I&M continues to work with regulators and customers to establish rates designed to collect the estimated costs of decommissioning the Cook Plant.  However, future net income and cash flows would be reduced and financial condition could be impacted if the cost of SNF disposal and decommissioning increases and cannot be recovered.

Spent Nuclear Fuel Disposal

The federal government is responsible for permanent SNF disposal and assesses fees to nuclear plant owners for SNF disposal.  A fee of one-mill per KWh for fuel consumed after April 6, 1983 at the Cook Plant was collected from customers and remitted to the DOE through May 14, 2014. In May 2014, pursuant to court order from the U.S Court of Appeals for the District of Columbia Circuit, the DOE adjusted the fee to $0. As of December 31, 2024 and 2023, fees and related interest of $316 million and $300 million, respectively, for fuel consumed prior to April 7, 1983 were recorded as Long-term Debt and funds collected from customers along with related earnings totaling $367 million and $348 million, respectively, to pay the fee, were recorded as part of Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.  I&M has not paid the government the pre-April 1983 fees due to continued delays and uncertainties related to the federal disposal program.

In 2011, I&M signed a settlement agreement with the federal government which permits I&M to make annual filings to recover certain SNF storage costs incurred as a result of the government’s delay in accepting SNF for permanent storage.  Under the settlement agreement, I&M received $12 million, $21 million and $3 million in 2024, 2023 and 2022, respectively, to recover costs and will be eligible to receive additional payment of annual claims for allowed costs that are incurred through December 31, 2024.  The proceeds reduced costs for dry cask storage.  As of December 31, 2024 and 2023, I&M deferred $11 million and $12 million, respectively, in Prepayments and Other Current Assets and $15 million and $9 million, respectively, in Deferred Charges and Other Noncurrent Assets on the balance sheets for dry cask storage and related operation and maintenance costs for recovery under this agreement. See “Fair Value Measurements of Trust Assets for Decommissioning and SNF Disposal” section of Note 11 for additional information.

Nuclear Insurance

I&M carries nuclear property insurance of $2.7 billion to cover a nuclear incident at Cook Plant including coverage for decontamination and stabilization, as well as premature decommissioning caused by a nuclear incident.  Insurance coverage for a nonnuclear property incident at Cook Plant is $750 million.  Additional insurance provides coverage for a weekly indemnity payment resulting from an insured accidental outage.  I&M utilizes industry mutual insurers for the placement of this insurance coverage.  Coverage from these industry mutual insurance programs require a contingent financial obligation of up to $47 million for I&M, which is assessable if the insurer’s financial resources would be inadequate to pay for industry losses.

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

In July 2024, the Registrants renewed insurance programs including coverage for wildfire liability. Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including, but not limited to, liabilities relating to a cybersecurity incident, extreme weather or wildfire related liabilities or damage to the Cook Plant and costs of replacement power in the event of an incident at the Cook Plant.  Future losses or liabilities, if they occur, which are not completely insured, unless recovered through the rate-making process, could reduce future net income and cash flows and impact financial condition.

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

In April 2024, AEP reached an agreement with the four shareholders to fully and finally resolve the Derivative Actions and the Litigation Demand, and all claims asserted or that could have been asserted by any AEP shareholder based on the facts alleged, in the manner and upon the terms and conditions set forth in the settlement documents (the Settlement). In July 2024, the U.S. District Court preliminarily approved the Settlement. The Settlement includes a payment of $450 thousand for attorneys’ fees and the implementation of certain governance changes outlined in the Settlement, many of which previously had been put in place. The Settlement does not include any admission of liability. In October 2024, the District Court issued an Order and Judgment approving the Settlement and granted an Order of Dismissal with Prejudice. Under the Settlement, all Derivative Actions have been dismissed, the Litigation Demand has been withdrawn, and those matters and claims have been resolved pursuant to the terms of the Settlement.

In May 2021, AEP received a subpoena from the SEC’s Division of Enforcement seeking various documents, including documents relating to the passage of HB 6 and documents relating to AEP’s policies and financial processes and controls. In August 2022, AEP received a second subpoena from the SEC seeking various additional documents relating to its ongoing investigation. In January 2025, AEP and the SEC reached a settlement concluding and resolving the SEC’s investigation concerning AEP’s relationship with and statements about Empowering Ohio’s Economy, a 501(c)(4) organization and AEP’s related internal accounting and disclosure controls. Under the terms of the administrative order, in which AEP neither admits nor denies the SEC’s findings, AEP agreed to pay a civil penalty of $19 million and to cease and desist from committing or causing any violations and any future violations of the specified provisions of the federal securities laws. AEP recorded an accrual for the full amount of the penalty in the third quarter of 2024. The $19 million penalty is included in Other Operation expenses on AEP’s statements of income and in Other Current Liabilities on AEP’s balance sheet.

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

In March 2022, PSO and SWEPCo acquired respective undivided ownership interests in the entity that owned Traverse, the final NCWF project, during its development and construction for $1.2 billion. Traverse was placed in-service in March 2022. Immediately following the acquisition, PSO and SWEPCo liquidated the entity and simultaneously distributed the assets in proportion to their undivided ownership interests. PSO and SWEPCo apply the joint plant accounting model to account for their respective undivided interests in the assets, liabilities, revenues and expenses of the NCWF projects.

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

Diversion Wind Farm (Vertically Integrated Utilities Segment) (Applies to AEP and SWEPCo)

In December 2024, SWEPCo acquired 100% of the equity interests in Diversion Wind Energy, LLC, the owner of Diversion wind farm. The Diversion wind farm is a newly constructed 201 MW wind facility located in Baylor County, Texas and was placed in service in December 2024. Output from Diversion serves FERC wholesale load and retail customers in Arkansas and Louisiana. SWEPCo’s Louisiana jurisdictional share of the Diversion revenue requirement, net of PTC benefit, is recoverable through an authorized rider until the amounts are reflected in base rates. Recovery of the Arkansas portion of the Diversion revenue requirement is expected to begin in 2026 through base rates. Regulatory commission approval of the inclusion of the output from Diversion in retail rates resulted in various capital cost, performance and other guarantees for retail customers which could subject SWEPCo to future regulatory liabilities to retail customers.

In accordance with the guidance for “Business Combinations,” management determined that the acquisition of the Diversion project represents an asset acquisition. As of December 31, 2024, SWEPCo had approximately $423 million of gross Property, Plant and Equipment, inclusive of capital expenditures after the acquisition, on the balance sheets related to the Diversion project. The acquisition also resulted in the recognition of $20 million of operating leases that provide for easement and access rights to the land that Diversion was built upon and $6 million of AROs.

DISPOSITIONS

Disposition of AEP OnSite Partners (Generation & Marketing Segment) (Applies to AEP)

In April 2023, AEP initiated a sales process for its ownership in AEP OnSite Partners. AEP OnSite Partners targeted opportunities in distributed solar, combined heat and power, energy storage, waste heat recovery, energy efficiency, peaking generation and other energy solutions. In May 2024, AEP signed an agreement to sell AEP OnSite Partners to a nonaffiliated third-party. In September 2024, AEP completed the sale and received cash proceeds of approximately $318 million, net of taxes and transaction costs. The proceeds were used to pay down short-term debt.

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

NMRD (Generation & Marketing Segment) (Applies to AEP)

In December 2023, as a result of sale negotiations AEP determined a decline in the fair value of AEP’s investment in NMRD was other than temporary. In accordance with the accounting guidance for “Investment - Equity Method and Joint Ventures”, in the fourth quarter of 2023 AEP recorded a pretax other than temporary impairment charge of $19 million which is presented in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s statement of income. AEP’s determination of fair value utilized the accounting guidance for Fair Value Measurement market approach to valuation and was based on negotiations to sell the investment to a nonaffiliated third-party. The carrying value of the investment in NMRD was not material to AEP as of December 31, 2023.

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

Regarding AEP’s investment in Flat Ridge 2, in June 2022, as a result of Flat Ridge 2’s deteriorating financial performance, sale negotiations and AEP’s ongoing evaluation and ultimate decision to exit the investment in the near term, AEP determined a decline in the fair value of AEP’s investment in Flat Ridge 2 was other than temporary. In accordance with the accounting guidance for “Investments - Equity Method and Joint Ventures”, in the second quarter of 2022 AEP recorded a pretax other than temporary impairment charge of $186 million which is presented in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s statement of income. AEP’s determination of fair value utilized the accounting guidance for Fair Value Measurement market approach to valuation and was based on negotiations to sell the investment to a nonaffiliated third-party. In the third quarter of 2022, AEP recorded an additional $2 million pretax other than temporary impairment charge which is presented in Equity Earnings (Losses) of Unconsolidated Subsidiaries on AEP’s statement of income. In September 2022, AEP signed a Purchase and Sale Agreement with a nonaffiliate third-party for AEP’s interest in Flat Ridge 2. The transaction closed in the fourth quarter of 2022 and had an immaterial impact on the financial statements.

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

Actuarial Assumptions for Benefit Obligations

The weighted-average assumptions used in the measurement of the Registrants’ benefit obligations are shown in the following tables:

	Pension Plans		OPEB
	December 31,
Assumption	2024	2023	2024	2023
Discount Rate	5.65%	5.15%	5.60%	5.15%
Interest Crediting Rate	4.55%	4.00%	NA	NA
NA    Not applicable.

Assumption – Rate of Compensation Increase (a) - Pension Plans
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
December 31, 2024	5.55%	5.70%	5.55%	5.50%	6.00%	5.70%	5.55%
December 31, 2023	5.05%	5.20%	4.95%	5.05%	5.45%	5.20%	5.00%

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

For 2024, the rate of compensation increase assumed varies with the age of the employee, ranging from 3% per year to 11.5% per year, with the average increase shown in the table above.  The compensation increase rates reflect variations in each Registrants’ population participating in the pension plan.

Actuarial Assumptions for Net Periodic Benefit Costs

The weighted-average assumptions used in the measurement of each Registrants’ benefit costs are shown in the following tables:

	Pension Plans			OPEB
	Year Ended December 31,
Assumption	2024	2023	2022	2024	2023	2022
Discount Rate	5.20%	5.50%	2.90%	5.15%	5.50%	2.90%
Interest Crediting Rate	4.05%	4.25%	4.00%	NA	NA	NA
Expected Return on Plan Assets	7.30%	7.50%	5.25%	6.75%	7.25%	5.50%
NA    Not applicable.

Assumption – Rate of Compensation Increase (a) - Pension Plans
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
December 31, 2024	5.10%	5.25%	5.10%	5.10%	5.50%	5.20%	5.10%
December 31, 2023	5.05%	5.20%	4.95%	5.05%	5.45%	5.20%	5.00%
December 31, 2022	5.05%	5.15%	4.90%	5.00%	5.35%	5.15%	5.00%

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

The health care trend rate assumptions used for OPEB plans measurement purposes are shown below:

Health Care Trend Rates	December 31, 2024	December 31, 2023
Initial	6.50%	7.00%
Ultimate	4.50%	4.50%
Year Ultimate Reached	2029	2030

Significant Concentrations of Risk within Plan Assets

In addition to establishing the target asset allocation of plan assets, the investment policy also places restrictions on securities to limit significant concentrations within plan assets.  The investment policy establishes guidelines that govern maximum market exposure, security restrictions, prohibited asset classes, prohibited types of transactions, minimum credit quality, average portfolio credit quality, portfolio duration and concentration limits.  The guidelines were established to mitigate the risk of loss due to significant concentrations in any investment.  Management monitors the plans to control security diversification and ensure compliance with the investment policy.  As of December 31, 2024, the assets were invested in compliance with all investment limits.  See “Investments Held in Trust for Future Liabilities” section of Note 1 for limit details.

Benefit Plan Obligations, Plan Assets, Funded Status and Amounts Recognized on the Balance Sheets

For the year ended December 31, 2024, the pension plans had an actuarial gain primarily due to an increase in discount rates, and to a lesser extent the effect of demographic experience (updated census data on January 1, 2024). These gains were partially offset by increasing the cash balance account interest crediting rate, increasing the rate used to convert lump sums to annuities and updating the compensation increase rate to reflect the results of an experience study conducted in 2024. For the year ended December 31, 2024, the OPEB plans had an actuarial gain primarily due to updated per capita cost assumptions and updated discount rates. These gains were partially offset by the addition of a life insurance administrative load of 5%, the effect of special termination benefits and earlier retirements due to the voluntary severance program that occurred in the second quarter of 2024 and assumption changes as a result of an experience study conducted in 2024. For the year ended December 31, 2023, the pension plans had an actuarial loss primarily due to a decrease in the discount rate, and to a lesser extent the effect of demographic experience (updated census data on January 1, 2023). These losses were partially offset by decreasing the cash balance account interest crediting rate. For the year ended December 31, 2023, the OPEB plans had an actuarial loss primarily due to discount rates, as well as actual benefit payments above expected. These losses were partially offset by updated per capita cost assumptions. The following tables provide a reconciliation of the changes in the plans’ benefit obligations, fair value of plan assets, funded status and the presentation on the balance sheets. The benefit obligation for the defined benefit pension and OPEB plans are the projected benefit obligation and the accumulated benefit obligation, respectively.

Pension Plans

2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$4,161.6	$343.1	$504.1	$477.0	$378.4	$202.2	$261.2
Service Cost	100.6	8.9	9.5	13.0	9.2	5.9	7.8
Interest Cost	207.4	17.3	24.7	23.9	18.8	10.1	12.5
Actuarial (Gain) Loss	(44.6)	5.5	(12.9)	(8.4)	(8.3)	0.1	(11.2)
Settlements	(329.4)	(34.8)	(42.0)	(33.1)	(23.2)	(18.5)	(33.1)
Benefit Payments	(223.8)	(17.3)	(30.4)	(22.6)	(24.2)	(9.6)	(9.4)
Benefit Obligation as of December 31,	$3,871.8	$322.7	$453.0	$449.8	$350.7	$190.2	$227.8

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$4,118.2	$332.7	$549.8	$550.6	$419.5	$222.7	$227.5
Actual Gain on Plan Assets	87.2	7.1	10.4	11.6	8.6	5.0	3.6
Company Contributions (a)	14.0	0.4	—	—	—	0.1	0.2
Settlements	(329.4)	(34.8)	(42.0)	(33.1)	(23.2)	(18.5)	(33.1)
Benefit Payments	(223.8)	(17.3)	(30.4)	(22.6)	(24.2)	(9.6)	(9.4)
Fair Value of Plan Assets as of December 31,	$3,666.2	$288.1	$487.8	$506.5	$380.7	$199.7	$188.8

Funded (Underfunded) Status as of December 31,	$(205.6)	$(34.6)	$34.8	$56.7	$30.0	$9.5	$(39.0)

2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$4,072.7	$334.1	$485.7	$466.8	$363.6	$192.3	$250.7
Service Cost	94.3	8.2	9.1	11.9	8.4	5.5	7.7
Interest Cost	219.2	18.3	26.4	24.9	19.8	10.7	13.9
Actuarial Loss	144.0	20.1	23.2	8.5	17.5	13.6	16.8
Benefit Payments	(368.6)	(37.6)	(40.3)	(35.1)	(30.9)	(19.9)	(27.9)
Benefit Obligation as of December 31,	$4,161.6	$343.1	$504.1	$477.0	$378.4	$202.2	$261.2

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$4,124.7	$335.1	$531.7	$533.7	$406.4	$218.5	$231.3
Actual Gain on Plan Assets	353.8	34.8	58.4	51.5	44.0	24.0	23.9
Company Contributions (a)	8.3	0.4	—	0.5	—	0.1	0.2
Benefit Payments	(368.6)	(37.6)	(40.3)	(35.1)	(30.9)	(19.9)	(27.9)
Fair Value of Plan Assets as of December 31,	$4,118.2	$332.7	$549.8	$550.6	$419.5	$222.7	$227.5

Funded (Underfunded) Status as of December 31,	$(43.4)	$(10.4)	$45.7	$73.6	$41.1	$20.5	$(33.7)

(a)No contributions were made to the qualified pension plan for the years ended December 31, 2024 and 2023, respectively. Contributions to the non-qualified pension plans were $14 million and $8 million for the years ended December 31, 2024 and 2023, respectively.

OPEB

2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$849.5	$66.4	$134.6	$98.8	$85.9	$43.7	$53.7
Service Cost	4.5	0.3	0.5	0.6	0.4	0.3	0.4
Interest Cost	42.0	3.3	6.6	4.8	4.2	2.1	2.7
Actuarial (Gain) Loss	(192.3)	(15.4)	(30.4)	(24.7)	(20.7)	(10.4)	(11.5)
Special/Contractual Termination Benefits	3.5	0.4	0.6	0.4	0.3	0.1	0.3
Benefit Payments	(105.8)	(8.3)	(16.7)	(13.4)	(11.3)	(5.8)	(7.4)
Participant Contributions	44.9	3.5	6.8	6.0	4.6	2.6	3.3
Medicare Subsidy	0.3	—	0.1	—	—	—	—
Benefit Obligation as of December 31,	$646.6	$50.2	$102.1	$72.5	$63.4	$32.6	$41.5

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$1,673.3	$137.5	$243.0	$204.6	$177.8	$90.2	$111.1
Actual Gain on Plan Assets	159.2	14.0	22.5	14.7	14.1	8.3	14.2
Company Contributions	4.3	—	0.8	—	—	—	—
Participant Contributions	44.9	3.5	6.8	6.0	4.6	2.6	3.3
Benefit Payments	(105.8)	(8.3)	(16.7)	(13.4)	(11.3)	(5.8)	(7.4)
Fair Value of Plan Assets as of December 31,	$1,775.9	$146.7	$256.4	$211.9	$185.2	$95.3	$121.2

Funded Status as of December 31,	$1,129.3	$96.5	$154.3	$139.4	$121.8	$62.7	$79.7

2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Change in Benefit Obligation	(in millions)
Benefit Obligation as of January 1,	$872.6	$68.6	$140.7	$101.9	$88.9	$45.7	$55.1
Service Cost	4.6	0.3	0.5	0.6	0.4	0.3	0.4
Interest Cost	46.2	3.6	7.4	5.4	4.7	2.4	2.9
Actuarial Loss	19.8	1.2	0.9	3.2	2.2	0.4	1.2
Benefit Payments	(137.8)	(10.7)	(21.6)	(18.3)	(15.0)	(7.6)	(8.8)
Participant Contributions	43.6	3.4	6.6	6.0	4.7	2.5	2.9
Medicare Subsidy	0.5	—	0.1	—	—	—	—
Benefit Obligation as of December 31,	$849.5	$66.4	$134.6	$98.8	$85.9	$43.7	$53.7

Change in Fair Value of Plan Assets
Fair Value of Plan Assets as of January 1,	$1,549.3	$128.3	$228.6	$190.5	$166.2	$85.4	$103.0
Actual Gain on Plan Assets	213.2	16.5	28.1	26.4	21.9	9.9	14.0
Company Contributions	5.0	—	1.3	—	—	—	—
Participant Contributions	43.6	3.4	6.6	6.0	4.7	2.5	2.9
Benefit Payments	(137.8)	(10.7)	(21.6)	(18.3)	(15.0)	(7.6)	(8.8)
Fair Value of Plan Assets as of December 31,	$1,673.3	$137.5	$243.0	$204.6	$177.8	$90.2	$111.1

Funded Status as of December 31,	$823.8	$71.1	$108.4	$105.8	$91.9	$46.5	$57.4

Amounts Included on the Balance Sheets Related to Funded Status

Pension Plans

December 31, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Other Noncurrent Assets - Employee Benefits and Pension Assets	$—	$—	$35.2	$58.2	$30.3	$10.9	$—
Other Current Liabilities – Accrued Short-term Benefit Liability	(5.2)	(0.3)	—	—	—	(0.1)	(0.1)
Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(200.4)	(34.3)	(0.4)	(1.5)	(0.3)	(1.3)	(38.9)
Funded (Underfunded) Status	$(205.6)	$(34.6)	$34.8	$56.7	$30.0	$9.5	$(39.0)

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Other Noncurrent Assets - Employee Benefits and Pension Assets	$17.3	$0.1	$46.0	$74.8	$41.4	$21.8	$—
Other Current Liabilities – Accrued Short-term Benefit Liability	(6.7)	(0.3)	—	—	—	(0.1)	(0.1)
Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(54.0)	(10.2)	(0.3)	(1.2)	(0.3)	(1.2)	(33.6)
Funded (Underfunded) Status	$(43.4)	$(10.4)	$45.7	$73.6	$41.1	$20.5	$(33.7)
OPEB

December 31, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Other Noncurrent Assets - Employee Benefits and Pension Assets	$1,130.8	$96.5	$168.7	$139.4	$121.8	$62.7	$79.7
Other Current Liabilities – Accrued Short-term Benefit Liability	(2.2)	—	(1.4)	—	—	—	—
Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	0.7	—	(13.0)	—	—	—	—
Funded Status	$1,129.3	$96.5	$154.3	$139.4	$121.8	$62.7	$79.7

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Other Noncurrent Assets - Employee Benefits and Pension Assets	$838.0	$71.1	$125.6	$105.8	$91.9	$46.5	$57.4
Other Current Liabilities – Accrued Short-term Benefit Liability	(2.4)	—	(1.6)	—	—	—	—
Other Noncurrent Liabilities – Accrued Long-term Benefit Liability	(11.8)	—	(15.6)	—	—	—	—
Funded Status	$823.8	$71.1	$108.4	$105.8	$91.9	$46.5	$57.4

Amounts Included in Regulatory Assets, Deferred Income Taxes and AOCI

The following tables show the components of the plans included in Regulatory Assets, Deferred Income Taxes and AOCI and the items attributable to the change in these components:

Pension Plans

December 31, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Net Actuarial Loss	$1,153.5	$189.3	$112.1	$7.5	$140.9	$53.8	$82.9
Prior Service Cost	0.2	—	—	—	—	—	—

Recorded as
Regulatory Assets	$1,019.8	$176.7	$109.9	$17.5	$140.9	$53.8	$83.0
Deferred Income Taxes	28.2	2.8	0.4	(2.2)	—	—	—
Net of Tax AOCI	105.7	9.8	1.8	(7.8)	—	—	(0.1)

December 31, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Actuarial Loss During the Year	$188.0	$24.2	$19.4	$23.0	$15.8	$12.5	$2.7
Amortization of Actuarial Loss	(4.5)	(0.3)	(0.4)	(0.4)	(0.3)	(0.2)	(0.1)
Amounts Recognized Due to Settlement	(93.4)	(9.8)	(11.8)	(9.3)	(6.5)	(5.2)	(9.3)
Change for the Year Ended December 31,	$90.1	$14.1	$7.2	$13.3	$9.0	$7.1	$(6.7)

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Net Actuarial (Gain) Loss	$1,063.4	$175.2	$104.9	$(5.8)	$131.9	$46.7	$89.6
Prior Service Cost	0.2	—	—	—	—	—	—

Recorded as
Regulatory Assets	$938.6	$163.4	$102.6	$6.4	$131.9	$46.7	$89.7
Deferred Income Taxes	26.4	2.7	0.4	(2.6)	—	—	—
Net of Tax AOCI	98.6	9.1	1.9	(9.6)	—	—	(0.1)

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Actuarial Loss During the Year	$129.2	$13.4	$9.3	$1.2	$7.6	$7.9	$12.1
Amortization of Actuarial Loss	(1.4)	(0.1)	—	(0.1)	—	—	(0.1)
Change for the Year Ended December 31,	$127.8	$13.3	$9.3	$1.1	$7.6	$7.9	$12.0

OPEB

December 31, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Net Actuarial (Gain) Loss	$(41.6)	$1.6	$(9.9)	$2.3	$(5.3)	$4.7	$—
Prior Service Credit	(14.7)	(1.3)	(2.3)	(2.0)	(1.6)	(0.9)	(1.0)

Recorded as
Regulatory Assets	$(55.4)	$0.8	$(2.0)	$(2.9)	$(6.9)	$3.8	$0.5
Deferred Income Taxes	(0.1)	—	(2.2)	0.7	—	—	(0.3)
Net of Tax AOCI	(0.8)	(0.5)	(8.0)	2.5	—	—	(1.2)

December 31, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Actuarial Gain During the Year	$(240.1)	$(20.3)	$(36.6)	$(25.9)	$(23.0)	$(12.6)	$(18.1)
Amortization of Actuarial Loss	(3.0)	(0.2)	(0.4)	(0.5)	(0.4)	(0.2)	(0.3)
Amortization of Prior Service Credit	12.7	1.0	1.9	1.7	1.3	0.7	1.1
Change for the Year Ended December 31,	$(230.4)	$(19.5)	$(35.1)	$(24.7)	$(22.1)	$(12.1)	$(17.3)

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Net Actuarial Loss	$201.5	$22.1	$27.1	$28.7	$18.1	$17.5	$18.4
Prior Service Credit	(27.4)	(2.3)	(4.2)	(3.7)	(2.9)	(1.6)	(2.1)

Recorded as
Regulatory Assets	$106.1	$19.8	$13.2	$19.0	$15.2	$15.9	$10.2
Deferred Income Taxes	14.3	—	2.0	1.3	—	—	1.3
Net of Tax AOCI	53.7	—	7.7	4.7	—	—	4.8

December 31, 2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Components	(in millions)
Actuarial Gain During the Year	$(83.7)	$(6.4)	$(11.1)	$(9.6)	$(7.9)	$(3.7)	$(5.6)
Amortization of Actuarial Loss	(14.8)	(1.2)	(2.3)	(1.9)	(1.6)	(0.8)	(1.0)
Amortization of Prior Service Credit	63.1	5.3	9.2	8.7	6.3	4.0	4.9
Change for the Year Ended December 31,	$(35.4)	$(2.3)	$(4.2)	$(2.8)	$(3.2)	$(0.5)	$(1.7)

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

Pension and OPEB Assets

The fair value tables within Pension and OPEB Assets present the classification of assets for AEP within the fair value hierarchy. All Level 1, 2, 3 and Other amounts can be allocated to the Registrant Subsidiaries using the percentages in the table below:

	Pension Plan		OPEB
	December 31,
Company	2024	2023	2024	2023
AEP Texas	7.9%	8.1%	8.3%	8.2%
APCo	13.3%	13.4%	14.4%	14.5%
I&M	13.8%	13.4%	11.9%	12.2%
OPCo	10.4%	10.2%	10.4%	10.6%
PSO	5.5%	5.4%	5.4%	5.4%
SWEPCo	5.2%	5.5%	6.8%	6.6%

The following table presents the classification of pension plan assets for AEP within the fair value hierarchy as of December 31, 2024:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities (a):
Domestic	$327.0	$—	$—	$—	$327.0	8.9%
International	290.2	—	—	—	290.2	7.9%
Common Collective Trusts (b)	176.1	—	—	472.6	648.7	17.7%
Subtotal – Equities	793.3	—	—	472.6	1,265.9	34.5%

Fixed Income (a):
United States Government and Agency Securities	(2.3)	865.6	—	—	863.3	23.6%
Corporate Debt	—	719.2	—	—	719.2	19.6%
Foreign Debt	—	136.1	—	—	136.1	3.7%
State and Local Government	—	25.8	—	—	25.8	0.7%
Other – Asset Backed	—	0.9	—	—	0.9	—%
Subtotal – Fixed Income	(2.3)	1,747.6	—	—	1,745.3	47.6%

Infrastructure (b)	—	—	—	112.9	112.9	3.1%
Real Estate (b)	—	—	—	227.9	227.9	6.2%
Alternative Investments (b)	—	—	—	223.8	223.8	6.1%
Cash and Cash Equivalents (b)	—	41.3	—	27.2	68.5	1.9%
Other – Pending Transactions and Accrued Income (c)	—	—	—	21.9	21.9	0.6%

Total	$791.0	$1,788.9	$—	$1,086.3	$3,666.2	100.0%

(a)Includes investment securities loaned to borrowers under the securities lending program. See the “Investments Held in Trust for Future Liabilities” section of Note 1 for additional information.
(b)Amounts in “Other” column represent investments for which fair value is measured using net asset value per-share.
(c)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.

The following table presents the classification of OPEB plan assets for AEP within the fair value hierarchy as of December 31, 2024:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities:
Domestic	$616.8	$—	$—	$—	$616.8	34.7%
International	267.2	—	—	—	267.2	15.0%
Common Collective Trusts (a)	64.2	—	—	129.4	193.6	10.9%
Subtotal – Equities	948.2	—	—	129.4	1,077.6	60.6%

Fixed Income:
Common Collective Trust – Debt (a)	—	—	—	132.9	132.9	7.5%
United States Government and Agency Securities	(0.5)	157.6	—	—	157.1	8.9%
Corporate Debt	—	132.3	—	—	132.3	7.5%
Foreign Debt	—	27.1	—	—	27.1	1.5%
State and Local Government	57.8	5.0	—	—	62.8	3.5%
Other – Asset Backed	—	0.2	—	—	0.2	—%
Subtotal – Fixed Income	57.3	322.2	—	132.9	512.4	28.9%

Trust Owned Life Insurance:
International Equities	—	23.1	—	—	23.1	1.3%
United States Bonds	—	118.2	—	—	118.2	6.7%
Subtotal – Trust Owned Life Insurance	—	141.3	—	—	141.3	8.0%

Cash and Cash Equivalents (a)	27.6	—	—	3.1	30.7	1.7%
Other – Pending Transactions and Accrued Income (b)	—	—	—	13.9	13.9	0.8%

Total	$1,033.1	$463.5	$—	$279.3	$1,775.9	100.0%

(a)Amounts in “Other” column represent investments for which fair value is measured using net asset value per-share.
(b)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.

The following table presents the classification of pension plan assets for AEP within the fair value hierarchy as of December 31, 2023:

Asset Class	Level 1	Level 2	Level 3	Other	Total	Year End Allocation
	(in millions)
Equities (a):
Domestic	$411.3	$—	$—	$—	$411.3	10.0%
International	389.8	—	—	—	389.8	9.5%
Common Collective Trusts (b)	—	—	—	420.9	420.9	10.2%
Subtotal – Equities	801.1	—	—	420.9	1,222.0	29.7%

Fixed Income (a):
United States Government and Agency Securities	8.3	1,099.2	—	—	1,107.5	26.9%
Corporate Debt	—	894.8	—	—	894.8	21.7%
Foreign Debt	—	167.1	—	—	167.1	4.1%
State and Local Government	—	38.7	—	—	38.7	0.9%
Other – Asset Backed	—	1.3	—	—	1.3	—%
Subtotal – Fixed Income	8.3	2,201.1	—	—	2,209.4	53.6%

Infrastructure (b)	—	—	—	101.4	101.4	2.5%
Real Estate (b)	—	—	—	239.3	239.3	5.8%
Alternative Investments (b)	—	—	—	241.8	241.8	5.8%
Cash and Cash Equivalents (b)	—	51.0	—	33.8	84.8	2.1%
Other – Pending Transactions and Accrued Income (c)	—	—	0.1	19.4	19.5	0.5%

Total	$809.4	$2,252.1	$0.1	$1,056.6	$4,118.2	100.0%

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
(b)Amounts in “Other” column primarily represent accrued interest, dividend receivables and transactions pending settlement.

Accumulated Benefit Obligation

The accumulated benefit obligation for the pension plans is as follows:

Accumulated Benefit Obligation	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Qualified Pension Plan	$3,602.4	$300.6	$434.3	$422.3	$326.4	$174.6	$209.5
Nonqualified Pension Plans	46.9	2.1	0.2	0.9	0.1	1.1	1.0
Total as of December 31, 2024	$3,649.3	$302.7	$434.5	$423.2	$326.5	$175.7	$210.5

Accumulated Benefit Obligation	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Qualified Pension Plan	$3,878.7	$321.1	$485.6	$450.3	$354.0	$186.6	$241.9
Nonqualified Pension Plans	54.8	2.1	0.1	0.7	0.1	1.2	1.0
Total as of December 31, 2023	$3,933.5	$323.2	$485.7	$451.0	$354.1	$187.8	$242.9

Obligations in Excess of Fair Values

The tables below show the underfunded pension plans that had obligations in excess of plan assets.

Projected Benefit Obligation

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Projected Benefit Obligation	$3,871.8	$322.7	$0.5	$1.5	$0.4	$1.4	$227.8
Fair Value of Plan Assets	3,666.2	288.1	—	—	—	—	188.8
Underfunded Projected Benefit Obligation as of December 31, 2024	$(205.6)	$(34.6)	$(0.5)	$(1.5)	$(0.4)	$(1.4)	$(39.0)

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Projected Benefit Obligation	$60.7	$343.1	$0.4	$1.2	$0.3	$1.4	$261.2
Fair Value of Plan Assets	—	332.7	—	—	—	—	227.5
Underfunded Projected Benefit Obligation as of December 31, 2023	$(60.7)	$(10.4)	$(0.4)	$(1.2)	$(0.3)	$(1.4)	$(33.7)

Accumulated Benefit Obligation

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Accumulated Benefit Obligation	$46.9	$302.7	$0.2	$0.9	$0.1	$1.1	$210.5
Fair Value of Plan Assets	—	288.0	—	—	—	—	188.9
Underfunded Accumulated Benefit Obligation as of December 31, 2024	$(46.9)	$(14.7)	$(0.2)	$(0.9)	$(0.1)	$(1.1)	$(21.6)

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Accumulated Benefit Obligation	$54.8	$2.1	$0.1	$0.7	$0.1	$1.2	$242.9
Fair Value of Plan Assets	—	—	—	—	—	—	227.5
Underfunded Accumulated Benefit Obligation as of December 31, 2023	$(54.8)	$(2.1)	$(0.1)	$(0.7)	$(0.1)	$(1.2)	$(15.4)

Estimated Future Benefit Payments and Contributions

The estimated pension benefit payments and contributions to the trust are at least the minimum amount required by the Employee Retirement Income Security Act plus payment of unfunded non-qualified benefits.  For the qualified pension plan, additional discretionary contributions may also be made to maintain the funded status of the plan.   For OPEB plans, expected payments include the payment of unfunded benefits.  The following table provides the estimated contributions and payments by Registrant for 2025:

	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Pension Plans	$101.2	$11.8	$0.5	$2.6	$—	$2.0	$8.8
OPEB	2.7	—	1.4	—	—	—	—

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

Pension Plans	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2025	$341.5	$32.2	$42.3	$40.1	$31.6	$17.3	$20.7
2026	340.4	31.0	42.1	40.1	31.0	17.1	19.2
2027	334.8	28.8	40.0	39.0	30.8	17.1	20.4
2028	335.7	29.5	40.2	38.8	30.0	16.9	19.4
2029	322.7	27.8	38.6	37.1	29.5	15.1	19.0
Years 2030 to 2034, in Total	1,530.3	120.9	181.6	179.0	137.8	73.3	88.4

OPEB Benefit Payments	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2025	$117.6	$9.5	$18.8	$14.5	$12.0	$6.6	$8.6
2026	116.4	9.7	18.4	14.5	11.7	6.6	8.3
2027	114.6	9.7	18.1	14.2	11.5	6.3	8.0
2028	112.4	9.3	17.9	13.9	11.4	6.0	8.0
2029	109.7	8.9	17.4	13.6	11.0	5.9	7.8
Years 2030 to 2034, in Total	504.7	39.7	78.1	61.0	50.6	27.2	35.7

OPEB Medicare Subsidy Receipts	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2025	$0.2	$—	$0.1	$—	$—	$—	$—
2026	0.3	—	0.1	—	—	—	—
2027	0.3	—	0.1	—	—	—	—
2028	0.3	—	0.1	—	—	—	—
2029	0.3	—	0.1	—	—	—	—
Years 2030 to 2034, in Total	1.4	—	0.4	—	—	—	—

Components of Net Periodic Benefit Cost

The following tables provide the components of net periodic benefit cost (credit) by Registrant for the plans:

Pension Plans

2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$100.6	$8.9	$9.5	$13.0	$9.2	$5.9	$7.8
Interest Cost	207.4	17.3	24.7	23.9	18.8	10.1	12.5
Expected Return on Plan Assets	(319.8)	(25.7)	(42.6)	(42.9)	(32.6)	(17.3)	(17.4)
Amortization of Net Actuarial Loss	4.5	0.3	0.4	0.4	0.3	0.2	0.1
Settlements (a)	93.4	9.8	11.8	9.3	6.5	5.2	9.3
Net Periodic Benefit Cost	86.1	10.6	3.8	3.7	2.2	4.1	12.3
Capitalized Portion	(46.6)	(5.3)	(4.4)	(3.9)	(5.5)	(2.8)	(3.1)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$39.5	$5.3	$(0.6)	$(0.2)	$(3.3)	$1.3	$9.2

(a)AEP will seek recovery for the portion of pension settlement costs related to regulated operations. These costs were deferred as a regulatory asset for AEP, AEP Texas, APCo and PSO in the fourth quarter of 2024.

2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$94.3	$8.2	$9.1	$11.9	$8.4	$5.5	$7.7
Interest Cost	219.2	18.3	26.4	24.9	19.8	10.7	13.9
Expected Return on Plan Assets	(339.2)	(28.1)	(44.6)	(44.2)	(34.0)	(18.3)	(19.4)
Amortization of Net Actuarial Loss	1.4	0.1	—	0.1	—	—	0.1
Net Periodic Benefit Cost (Credit)	(24.3)	(1.5)	(9.1)	(7.3)	(5.8)	(2.1)	2.3
Capitalized Portion	(43.6)	(4.7)	(4.2)	(3.6)	(4.7)	(2.5)	(3.0)
Net Periodic Benefit Credit Recognized in Expense	$(67.9)	$(6.2)	$(13.3)	$(10.9)	$(10.5)	$(4.6)	$(0.7)

2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$123.1	$11.1	$11.4	$16.2	$11.2	$7.4	$10.6
Interest Cost	148.2	12.1	17.5	17.0	13.3	7.0	9.1
Expected Return on Plan Assets	(253.4)	(21.0)	(32.3)	(32.4)	(24.8)	(13.4)	(14.6)
Amortization of Net Actuarial Loss	63.0	5.2	7.4	7.1	5.5	2.9	3.8
Net Periodic Benefit Cost	80.9	7.4	4.0	7.9	5.2	3.9	8.9
Capitalized Portion	(53.8)	(6.2)	(5.0)	(4.6)	(6.1)	(3.2)	(4.0)
Net Periodic Benefit Cost (Credit) Recognized in Expense	$27.1	$1.2	$(1.0)	$3.3	$(0.9)	$0.7	$4.9

OPEB

2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$4.5	$0.3	$0.5	$0.6	$0.4	$0.3	$0.4
Interest Cost	42.0	3.3	6.6	4.8	4.2	2.1	2.7
Expected Return on Plan Assets	(111.3)	(9.1)	(16.3)	(13.5)	(11.8)	(6.0)	(7.5)
Amortization of Prior Service Credit	(12.7)	(1.0)	(1.9)	(1.7)	(1.3)	(0.7)	(1.1)
Amortization of Net Actuarial Loss	3.0	0.2	0.4	0.5	0.4	0.2	0.3
Special/Contractual Termination Benefits	3.5	0.3	0.6	0.3	0.2	0.2	0.3
Net Periodic Benefit Credit	(71.0)	(6.0)	(10.1)	(9.0)	(7.9)	(3.9)	(4.9)
Capitalized Portion	(2.1)	(0.2)	(0.2)	(0.2)	(0.2)	(0.1)	(0.2)
Net Periodic Benefit Credit Recognized in Expense	$(73.1)	$(6.2)	$(10.3)	$(9.2)	$(8.1)	$(4.0)	$(5.1)

2023	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$4.6	$0.3	$0.5	$0.6	$0.4	$0.3	$0.4
Interest Cost	46.2	3.6	7.4	5.4	4.7	2.4	2.9
Expected Return on Plan Assets	(109.6)	(9.0)	(16.1)	(13.5)	(11.8)	(5.9)	(7.2)
Amortization of Prior Service Credit	(63.1)	(5.3)	(9.2)	(8.7)	(6.3)	(4.0)	(4.9)
Amortization of Net Actuarial Loss	14.8	1.2	2.3	1.9	1.6	0.8	1.0
Net Periodic Benefit Credit	(107.1)	(9.2)	(15.1)	(14.3)	(11.4)	(6.4)	(7.8)
Capitalized Portion	(2.1)	(0.2)	(0.2)	(0.2)	(0.2)	(0.1)	(0.2)
Net Periodic Benefit Credit Recognized in Expense	$(109.2)	$(9.4)	$(15.3)	$(14.5)	$(11.6)	$(6.5)	$(8.0)

2022	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$7.4	$0.5	$0.8	$0.9	$0.6	$0.4	$0.6
Interest Cost	29.2	2.2	4.7	3.4	3.0	1.5	1.8
Expected Return on Plan Assets	(110.0)	(9.1)	(16.3)	(13.7)	(12.0)	(6.1)	(7.3)
Amortization of Prior Service Credit	(71.4)	(6.1)	(10.4)	(9.7)	(7.1)	(4.4)	(5.3)
Net Periodic Benefit Credit	(144.8)	(12.5)	(21.2)	(19.1)	(15.5)	(8.6)	(10.2)
Capitalized Portion	(3.2)	(0.3)	(0.4)	(0.3)	(0.3)	(0.2)	(0.2)
Net Periodic Benefit Credit Recognized in Expense	$(148.0)	$(12.8)	$(21.6)	$(19.4)	$(15.8)	$(8.8)	$(10.4)

American Electric Power System Retirement Savings Plan

AEPSC sponsors the American Electric Power System Retirement Savings Plan, a defined contribution retirement savings plan for substantially all AEP subsidiary employees who are not covered by a retirement savings plan of the UMWA.  This qualified plan offers participants an opportunity to contribute a portion of their pay, includes features under Section 401(k) of the IRC and provides for company matching contributions.  The matching contributions to the plan are 100% of the first 1% of eligible employee contributions and 70% of the next 5% of contributions.

The following table provides the cost for matching contributions to the retirement savings plans by Registrant:

Year Ended December 31,	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2024	$81.5	$6.8	$8.0	$10.7	$7.9	$5.3	$6.5
2023	87.9	7.1	8.4	11.0	8.2	5.3	6.7
2022	81.9	6.5	7.8	11.1	7.7	4.7	6.4

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

AEP affiliates contributed $379 thousand, $396 thousand and $329 thousand to the United Mine Workers of America 1974 Pension Plan for the years ended December 31, 2024, 2023 and 2022, respectively. The contributions did not include surcharges. An AEP affiliate, Cook Coal Terminal (CCT), was listed in the plan’s 2022 Form 5500 as providing more than 5 percent of the total contributions for the plan year ending June 30, 2023. The plan’s 2022 Form 5500 was filed in the second quarter of 2024.

Under the terms of the UMWA pension plan, contributions will be required to continue beyond the January 25, 2026 expiration of the current collective bargaining agreement between the CCT facility and the UMWA, whether or not the term of that agreement is extended or a subsequent agreement is entered, so long as both the UMWA pension plan remains in effect and an AEP affiliate continues to operate the facility covered by the current collective bargaining agreement. The contribution rate applicable would be determined in accordance with the terms of the UMWA pension plan by reference to the National Bituminous Coal Wage Agreement, subject to periodic revisions, between the UMWA and the BCOA. If the UMWA pension plan would terminate or an AEP affiliate would cease operation of the facility without arranging for a successor operator to assume its liability, the withdrawal liability obligation would be triggered.

AEP records a UMWA pension withdrawal liability on the balance sheet that is re-measured annually and is the estimated value of the company’s anticipated contributions toward its proportionate share of the plan’s unfunded vested liabilities. As of December 31, 2024 and 2023, the liability balance was $12 million and $13 million, respectively. AEP recovers the estimated value of its UMWA pension withdrawal liability through fuel clauses in certain regulated jurisdictions. AEP records a regulatory asset on the balance sheets when the UMWA pension withdrawal liability exceeds the cumulative billings collected and a regulatory liability on the balance sheets when the cumulative billings collected exceed the withdrawal liability. If any portion of the UMWA pension withdrawal liability is not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

The CODM of AEP is the President and CEO of AEP, who makes operating decisions, allocates resources to and assesses performance based on these reportable segments. The CODM uses earnings (loss) attributable to AEP common shareholders (presented on a GAAP basis) as a measure of segment profit or loss in making these decisions. Earnings (loss) attributable to AEP common shareholders includes intercompany revenues and expenses that are eliminated on the consolidated financial statements.

The tables below present AEP’s reportable segment income statement information for the years ended December 31, 2024, 2023 and 2022 and reportable segment balance sheet information as of December 31, 2024 and 2023.  The significant expenses disclosed below align with the segment-level information that is regularly provided to the CODM.

	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)		Reconciling Adjustments		Consolidated
2024	(in millions)
Revenues from:
External Customers	$11,414.0	$5,879.6	$425.0	$1,944.7	$19,663.3	$58.0		$—		$19,721.3
Other Operating Segments	182.6	28.1	1,525.8	100.7	1,837.2	125.1		(1,962.3)	(b)	—
Total Revenues	11,596.6	5,907.7	1,950.8	2,045.4	21,500.5	183.1		(1,962.3)		19,721.3

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	3,796.2	909.1	—	1,542.4	6,247.7	—		(311.4)		5,936.3
Other Operation and Maintenance	3,528.0	2,166.1	162.8	129.9	5,986.8	136.3		(1,670.4)		4,452.7
Asset Impairments and Other Related Charges	13.4	52.9	—	76.2	142.5	—		—		142.5
Depreciation and Amortization	1,970.6	879.5	439.7	20.9	3,310.7	(20.8)		—		3,289.9
Taxes Other Than Income Taxes	535.3	724.2	314.9	2.0	1,576.4	0.4		19.5		1,596.3
Allowance for Equity Funds Used During Construction	52.4	69.2	89.4	—	211.0	—		—		211.0
Interest Expense	724.3	405.5	222.3	16.6	1,368.7	612.5		(118.4)		1,862.8
Income Tax Expense (Benefit)	(282.2)	154.5	214.7	25.9	112.9	(152.1)		—		(39.2)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	1.4	(1.1)	98.9	0.9	100.1	(6.4)		—		93.7
Other Segment Items (c)	(88.4)	(41.7)	(5.5)	(56.8)	(192.4)	(108.4)		118.4		(182.4)
Earnings (Loss) Attributable to AEP Common Shareholders	$1,453.2	$725.7	$790.2	$289.2	$3,258.3	$(291.2)		$—		$2,967.1

Gross Property Additions	$3,643.5	$2,343.6	$1,572.5	$35.1	$7,594.7	$466.6		$(31.1)		$8,030.2

Total Assets	$54,996.5	$26,864.3	$18,011.9	$1,633.9	$101,506.6	$5,550.8	(d)	$(3,979.4)	(e)	$103,078.0

Investments in Equity Method Investees	$9.1	$2.0	$996.1	$—	$1,007.2	$48.7		$—		$1,055.9

	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)		Reconciling Adjustments		Consolidated
2023	(in millions)
Revenues from:
External Customers	$11,303.7	$5,677.2	$397.4	$1,543.3	$18,921.6	$60.7		$—		$18,982.3
Other Operating Segments	145.8	36.1	1,331.1	88.9	1,601.9	107.3		(1,709.2)	(b)	—
Total Revenues	11,449.5	5,713.3	1,728.5	1,632.2	20,523.5	168.0		(1,709.2)		18,982.3

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	4,150.3	1,214.8	—	1,487.8	6,852.9	—		(274.6)		6,578.3
Other Operation and Maintenance	3,211.1	1,947.8	141.6	132.9	5,433.4	103.1		(1,449.7)		4,086.8
Asset Impairments and Other Related Charges	85.6	—	—	—	85.6	—		—		85.6
Loss on the Sale of the Competitive Contracted Renewables Portfolio	—	—	—	92.7	92.7	—		—		92.7
Depreciation and Amortization	1,876.4	784.7	402.6	42.7	3,106.4	(16.0)		—		3,090.4
Taxes Other Than Income Taxes	512.5	668.0	290.1	6.6	1,477.2	0.2		14.9		1,492.3
Allowance for Equity Funds Used During Construction	46.3	45.5	83.1	—	174.9	—		—		174.9
Interest Expense	764.5	363.6	202.6	76.0	1,406.7	594.7		(194.5)		1,806.9
Income Tax Expense (Benefit)	(45.2)	140.2	166.0	(122.9)	138.1	(83.5)		—		54.6
Equity Earnings (Loss) of Unconsolidated Subsidiaries	1.4	—	82.9	(16.5)	67.8	(9.3)		—		58.5
Other Segment Items (c)	(148.4)	(59.0)	(11.3)	(73.8)	(292.5)	(182.2)		194.7		(280.0)
Earnings (Loss) Attributable to AEP Common Shareholders	$1,090.4	$698.7	$702.9	$(26.3)	$2,465.7	$(257.6)		$—		$2,208.1

Gross Property Additions	$3,486.8	$2,467.4	$1,528.7	$12.6	$7,495.5	$36.6		$1.4		$7,533.5

Total Assets	$51,802.1	$24,838.4	$16,575.6	$2,598.5	$95,814.6	$5,194.0	(d)	$(4,324.6)	(e)	$96,684.0

Investments in Equity Method Investees	$10.0	$3.0	$905.8	$100.6	$1,019.4	$54.2		$—		$1,073.6

	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
2022	(in millions)
Revenues from:
External Customers	$11,292.8	$5,489.6	$357.5	$2,448.9	$19,588.8	$50.7	$—		$19,639.5
Other Operating Segments	184.7	22.4	1,319.5	18.0	1,544.6	59.2	(1,603.8)	(b)	—
Total Revenues	11,477.5	5,512.0	1,677.0	2,466.9	21,133.4	109.9	(1,603.8)		19,639.5

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	4,007.9	1,287.3	—	1,984.3	7,279.5	—	(181.6)		7,097.9
Other Operation and Maintenance	3,287.2	1,864.2	165.7	118.7	5,435.8	130.0	(1,438.3)		4,127.5
Loss on the Expected Sale of the Kentucky Operations	—	—	—	—	—	363.3	—		363.3
Asset Impairments and Other Related Charges	24.9	—	—	—	24.9	23.9	—		48.8
Gain on Sale of Mineral Rights	—	—	—	(116.3)	(116.3)	—	—		(116.3)
Depreciation and Amortization	2,007.2	746.7	355.0	93.0	3,201.9	0.9	—		3,202.8
Taxes Other Than Income Taxes	504.9	659.9	277.6	11.1	1,453.5	0.2	16.1		1,469.8
Allowance for Equity Funds Used During Construction	29.5	33.6	70.6	—	133.7	—	—		133.7
Interest Expense	650.9	328.0	169.3	51.8	1,200.0	308.9	(112.8)		1,396.1
Income Tax Expense (Benefit)	(93.8)	116.9	193.6	(83.1)	133.6	(128.2)	—		5.4
Equity Earnings (Loss) of Unconsolidated Subsidiaries	1.4	0.6	83.4	(192.4)	(107.0)	(2.4)	—		(109.4)
Other Segment Items (c)	(172.8)	(52.5)	(3.7)	(68.6)	(297.6)	(53.9)	112.8		(238.7)
Earnings (Loss) Attributable to AEP Common Shareholders	$1,292.0	$595.7	$673.5	$283.6	$2,844.8	$(537.6)	$—		$2,307.2

Gross Property Additions	$4,164.6	$2,177.3	$1,470.8	$69.2	$7,881.9	$25.9	$(28.8)		$7,879.0

Investments in Equity Method Investees	$10.1	$3.0	$858.3	$337.6	$1,209.0	$67.7	$—		$1,276.7
(a)Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries. This segment also includes Parent’s guarantee revenue received from affiliates, investment income, interest income and interest expense, income tax expense and other nonallocated costs.
(b)Represents inter-segment revenues.
(c)Other segment items included in segment earnings (loss) attributable to AEP common shareholders primarily includes Non-Service Cost Components of Net Period Benefit Cost, Net Income (Loss) Attributable to Noncontrolling Interests and Establishment of the VA Triennial Review Regulatory Asset (2022).
(d)Includes elimination of AEP Parent’s investments in wholly-owned subsidiary companies.
(e)Reconciling Adjustments for Total Assets primarily include elimination of intercompany advances to affiliates and intercompany accounts receivable.

Registrant Subsidiaries’ Reportable Segments (Applies to all Registrant Subsidiaries except AEPTCo)

The Registrant Subsidiaries each have one reportable segment, an integrated electricity generation, transmission and distribution business for APCo, I&M, PSO and SWEPCo, and an integrated electricity transmission and distribution business for AEP Texas and OPCo.  Other activities are insignificant.  The Registrant Subsidiaries’ operations are managed on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight on the business process, cost structures and operating results. The CODM of each Registrant Subsidiary is the AEP President and CEO, who makes operating decisions, allocates resources to and assesses performance based on these reportable segments. The CODM uses net income (loss) that is reported on the Registrant Subsidiaries’ statements of income as a measure of segment profit or loss in making these decisions. Net income (loss) includes intercompany revenues and expenses that are eliminated on the consolidated financial statements. The expenses disclosed on the Registrant Subsidiaries’ statements of income align with the segment-level significant expenses that are regularly provided to the CODM. Total Assets is reported on the consolidated financial statements. Gross Property Additions for the Registrant Subsidiaries is represented by the sum of Construction Expenditures and Acquisition of Assets on the consolidated financial statements. See Registrant Subsidiaries statements of income, balance sheets and cash flows for details.

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

The CODM of AEPTCo is the AEP President and CEO, who makes operating decisions, allocates resources to and assesses performance based on these operating segments. The State Transcos operating segments all have similar economic characteristics and meet all of the criteria under the accounting guidance for “Segment Reporting” to be aggregated into one reportable segment. As a result, AEPTCo has one reportable segment. The remainder of AEPTCo’s activity is presented in AEPTCo Parent. While not considered a reportable segment, AEPTCo Parent represents the activity of the holding company which primarily relates to debt financing activity and general corporate activities.

The tables below present AEPTCo’s reportable segment income statement information for the years ended December 31, 2024, 2023 and 2022 and reportable segment balance sheet information as of December 31, 2024 and 2023. The significant expenses disclosed below align with the segment-level information that is regularly provided to the CODM.

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2024	(in millions)
Revenues from:
External Customers	$378.6	$—		$—		$378.6
Sales to AEP Affiliates	1,512.3	—		—		1,512.3
Total Revenues	1,890.9	—		—		1,890.9

Other Operation and Maintenance	156.6	1.7		—		158.3
Depreciation and Amortization	430.9	—		—		430.9
Taxes Other Than Income Taxes	308.7	—		—		308.7
Interest Income	7.9	241.1		(238.5)	(a)	10.5
Allowance for Equity Funds Used During Construction	89.4	—		—		89.4
Interest Expense	214.0	238.7		(238.5)	(a)	214.2
Income Tax Expense	190.2	0.1		—		190.3
Net Income	$687.8	$0.6	(b)	$—		$688.4

Gross Property Additions	$1,481.8	$—		$—		$1,481.8

Total Assets	$16,887.7	$8,670.4	(c)	$(9,187.8)	(d)	$16,370.3

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2023	(in millions)
Revenues from:
External Customers	$354.2	$—		$—		$354.2
Sales to AEP Affiliates	1,317.8	—		—		1,317.8
Total Revenues	1,672.0	—		—		1,672.0

Other Operation and Maintenance	129.2	0.2		—		129.4
Depreciation and Amortization	393.8	—		—		393.8
Taxes Other Than Income Taxes	283.2	—		—		283.2
Interest Income	3.8	218.0		(214.8)	(a)	7.0
Allowance for Equity Funds Used During Construction	83.2	—		—		83.2
Interest Expense	194.2	215.1		(214.8)	(a)	194.5
Income Tax Expense	145.7	1.4		—		147.1
Net Income	$612.9	$1.3	(b)	$—		$614.2

Gross Property Additions	$1,503.1	$—		$—		$1,503.1

Total Assets	$15,120.6	$5,486.6	(c)	$(5,534.7)	(d)	$15,072.5

	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
2022	(in millions)
Revenues from:
External Customers	$340.9	$—		$—		$340.9
Sales to AEP Affiliates	1,283.8	—		—		1,283.8
Other Revenues	(0.2)	—		—		(0.2)
Total Revenues	1,624.5	—		—		1,624.5

Other Operation and Maintenance	152.8	0.7		—		153.5
Depreciation and Amortization	346.2	—		—		346.2
Taxes Other Than Income Taxes	271.1	—		—		271.1
Interest Income	0.7	177.8		(176.9)	(a)	1.6
Allowance for Equity Funds Used During Construction	70.7	—		—		70.7
Interest Expense	162.5	177.1		(176.9)	(a)	162.7
Income Tax Expense	169.1	—		—		169.1
Net Income	$594.2	$—	(b)	$—		$594.2

Gross Property Additions	$1,468.3	$—		$—		$1,468.3

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

The following table represents the gross notional volume of the Registrants’ outstanding derivative contracts:

	Notional Volume of Derivative Instruments
	December 31, 2024							December 31, 2023
Primary Risk Exposure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Commodity:
Power (MWhs)	282.4	—	23.6	7.7	2.0	5.0	4.6	246.8	—	16.8	5.9	2.2	4.1	2.9
Natural Gas (MMBtus)	152.8	—	42.2	—	—	46.2	15.4	151.6	—	37.3	—	—	34.9	17.9
Heating Oil and Gasoline (Gallons)	7.9	2.0	0.9	2.0	1.1	0.7	0.9	6.5	1.8	1.0	0.6	1.2	0.7	0.9
Interest Rate (USD)	$59.3	$—	$—	$—	$—	$—	$—	$80.1	$—	$—	$—	$—	$—	$—
Interest Rate on Long-term Debt (USD)	$950.0	$—	$—	$—	$—	$—	$—	$1,300.0	$150.0	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral.  For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles.  AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $87 million and $46 million as of December 31, 2024 and 2023, respectively. There was no cash collateral received from third-parties netted against short-term and long-term risk management assets for the Registrant Subsidiaries as of December 31, 2024 and 2023. The amount of cash collateral paid to third-parties netted against short-term and long-term risk management liabilities was not material for the Registrants as of December 31, 2024 and 2023.

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

	December 31, 2024
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$425.0	$—	$40.2	$28.5	$—	$22.3	$19.1
Hedging Contracts - Commodity	54.1	—	—	—	—	—	—
Hedging Contracts - Interest Rate	—	—	—	—	—	—	—
Total Current Risk Management Assets	479.1	—	40.2	28.5	—	22.3	19.1

Long-term Risk Management Assets
Risk Management Contracts - Commodity	475.4	—	2.0	1.2	—	1.6	—
Hedging Contracts - Commodity	84.6	—	—	—	—	—	—
Hedging Contracts - Interest Rate	—	—	—	—	—	—	—
Total Long-term Risk Management Assets	560.0	—	2.0	1.2	—	1.6	—

Total Assets	$1,039.1	$—	$42.2	$29.7	$—	$23.9	$19.1

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$304.1	$0.3	$6.6	$10.5	$7.5	$7.6	$3.4
Hedging Contracts - Commodity	11.3	—	—	—	—	—	—
Hedging Contracts - Interest Rate	36.3	—	—	—	—	—	—
Total Current Risk Management Liabilities	351.7	0.3	6.6	10.5	7.5	7.6	3.4

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	390.7	—	0.8	2.1	40.2	0.2	—
Hedging Contracts - Commodity	2.7	—	—	—	—	—	—
Hedging Contracts - Interest Rate	35.3	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	428.7	—	0.8	2.1	40.2	0.2	—

Total Liabilities	$780.4	$0.3	$7.4	$12.6	$47.7	$7.8	$3.4

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$258.7	$(0.3)	$34.8	$17.1	$(47.7)	$16.1	$15.7

	December 31, 2023
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$555.1	$—	$24.6	$30.1	$—	$19.7	$12.0
Hedging Contracts - Commodity	56.7	—	—	—	—	—	—
Hedging Contracts - Interest Rate	—	—	—	—	—	—	—
Total Current Risk Management Assets	611.8	—	24.6	30.1	—	19.7	12.0

Long-term Risk Management Assets
Risk Management Contracts - Commodity	468.8	—	0.3	12.0	—	—	0.5
Hedging Contracts - Commodity	86.8	—	—	—	—	—	—
Hedging Contracts - Interest Rate	—	—	—	—	—	—	—
Total Long-term Risk Management Assets	555.6	—	0.3	12.0	—	—	0.5

Total Assets	$1,167.4	$—	$24.9	$42.1	$—	$19.7	$12.5

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$588.0	$0.2	$18.5	$5.4	$6.9	$29.7	$14.9
Hedging Contracts - Commodity	8.2	—	—	—	—	—	—
Hedging Contracts - Interest Rate	50.5	2.7	—	—	—	—	—
Total Current Risk Management Liabilities	646.7	2.9	18.5	5.4	6.9	29.7	14.9

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	377.6	—	6.9	0.2	43.9	1.0	1.7
Hedging Contracts - Commodity	2.2	—	—	—	—	—	—
Hedging Contracts - Interest Rate	56.9	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	436.7	—	6.9	0.2	43.9	1.0	1.7

Total Liabilities	$1,083.4	$2.9	$25.4	$5.6	$50.8	$30.7	$16.6

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$84.0	$(2.9)	$(0.5)	$36.5	$(50.8)	$(11.0)	$(4.1)

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

	December 31, 2024
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$479.1	$—	$40.2	$28.5	$—	$22.3	$19.1
Gross Amounts Offset	(268.7)	—	(4.5)	(10.1)	—	(1.7)	(1.0)
Net Amounts Presented	210.4	—	35.7	18.4	—	20.6	18.1

Long-term Risk Management Assets
Gross Amounts Recognized	560.0	—	2.0	1.2	—	1.6	—
Gross Amounts Offset	(270.9)	—	(0.6)	(1.2)	—	(0.2)	—
Net Amounts Presented	289.1	—	1.4	—	—	1.4	—

Total Assets	$499.5	$—	$37.1	$18.4	$—	$22.0	$18.1

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$351.7	$0.3	$6.6	$10.5	$7.5	$7.6	$3.4
Gross Amounts Offset	(251.7)	(0.3)	(4.6)	(10.2)	(0.2)	(1.8)	(1.1)
Net Amounts Presented	100.0	—	2.0	0.3	7.3	5.8	2.3

Long-term Risk Management Liabilities
Gross Amounts Recognized	428.7	—	0.8	2.1	40.2	0.2	—
Gross Amounts Offset	(204.3)	—	(0.6)	(1.7)	—	(0.2)	—
Net Amounts Presented	224.4	—	0.2	0.4	40.2	—	—

Total Liabilities	$324.4	$—	$2.2	$0.7	$47.5	$5.8	$2.3

Total MTM Derivative Contract Net Assets (Liabilities)	$175.1	$—	$34.9	$17.7	$(47.5)	$16.2	$15.8

	December 31, 2023
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$611.8	$—	$24.6	$30.1	$—	$19.7	$12.0
Gross Amounts Offset	(394.3)	—	(2.2)	(2.3)	—	(0.7)	(0.4)
Net Amounts Presented	217.5	—	22.4	27.8	—	19.0	11.6

Long-term Risk Management Assets
Gross Amounts Recognized	555.6	—	0.3	12.0	—	—	0.5
Gross Amounts Offset	(234.4)	—	(0.3)	(0.2)	—	—	(0.5)
Net Amounts Presented	321.2	—	—	11.8	—	—	—

Total Assets	$538.7	$—	$22.4	$39.6	$—	$19.0	$11.6

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$646.7	$2.9	$18.5	$5.4	$6.9	$29.7	$14.9
Gross Amounts Offset	(417.1)	(0.2)	(2.6)	(3.4)	(0.1)	(0.8)	(0.5)
Net Amounts Presented	229.6	2.7	15.9	2.0	6.8	28.9	14.4

Long-term Risk Management Liabilities
Gross Amounts Recognized	436.7	—	6.9	0.2	43.9	1.0	1.7
Gross Amounts Offset	(194.9)	—	(0.3)	(0.2)	—	—	(0.5)
Net Amounts Presented	241.8	—	6.6	—	43.9	1.0	1.2

Total Liabilities	$471.4	$2.7	$22.5	$2.0	$50.7	$29.9	$15.6

Total MTM Derivative Contract Net Assets (Liabilities)	$67.3	$(2.7)	$(0.1)	$37.6	$(50.7)	$(10.9)	$(4.0)

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on Risk Management Contracts

	Year Ended December 31, 2024
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(23.7)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(171.5)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.2	(23.9)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	3.0	—	2.7	0.2	—	—	—
Other Operation	(0.2)	—	—	—	—	—	(0.1)
Maintenance	(0.2)	(0.1)	—	—	—	—	—
Regulatory Assets (a)	73.0	(0.1)	21.7	2.8	(1.8)	26.0	14.2
Regulatory Liabilities (a)	270.7	—	53.4	13.4	—	93.6	95.0
Total Gain (Loss) on Risk Management Contracts	$151.1	$(0.2)	$78.0	$(7.5)	$(1.8)	$119.6	$109.1

	Year Ended December 31, 2023
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$24.6	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(423.8)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	24.5	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	2.5	—	2.3	0.1	—	—	—
Other Operation	(0.2)	(0.1)	—	—	—	—	—
Maintenance	(0.8)	(0.3)	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)
Regulatory Assets (a)	(94.8)	(0.2)	(21.9)	(3.1)	(14.0)	(29.8)	(15.5)
Regulatory Liabilities (a)	169.7	—	1.0	7.8	—	88.7	70.7
Total Gain (Loss) on Risk Management Contracts	$(322.8)	$(0.6)	$(18.6)	$29.2	$(14.1)	$58.8	$55.0

	Year Ended December 31, 2022
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$11.1	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	313.8	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.5	10.6	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	5.0	—	4.5	0.1	—	0.2	—
Other Operation	4.8	1.5	0.4	0.5	0.8	0.6	0.8
Maintenance	6.7	1.8	0.9	0.6	1.2	0.8	1.1
Regulatory Assets (a)	52.6	0.1	(0.1)	(0.8)	52.1	3.6	(2.1)
Regulatory Liabilities (a)	299.7	(0.6)	82.4	8.6	3.7	98.5	77.9
Total Gain on Risk Management Contracts	$693.7	$2.8	$88.6	$19.6	$57.8	$103.7	$77.7

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(in millions)
Long-term Debt (a) (b)	$(898.6)	$(878.2)	$49.3	$68.4

(a)Amounts included within Noncurrent Liabilities line item Long-term Debt and Current Liabilities line item Long-term Debt Due Within One Year on the balance sheet.
(b)Amounts include $(22) million and $(30) million as of December 31, 2024 and 2023, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$26.8	$29.0	$(90.4)
Fair Value Portion of Long-term Debt (a)	(26.8)	(29.0)	90.4

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity, Fuel and Other Consumables Used for Electric Generation on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged.  During the years ended 2024, 2023 and 2022, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur.  During the year ended 2024, AEP, AEP Texas and PSO applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not. During the year ended 2023, AEP, AEP Texas, I&M, PSO and SWEPCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not. During the year ended 2022, AEP and PSO applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

	Impact of Cash Flow Hedges on the Registrants’ Balance Sheets

	December 31, 2024				December 31, 2023
			Portion Expected to				Portion Expected to
	AOCI		be Reclassed to		AOCI		be Reclassed to
	Gain (Loss)		Net Income During		Gain (Loss)		Net Income During
	Net of Tax		the Next Twelve Months		Net of Tax		the Next Twelve Months
	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AEP	$98.5	$3.3	$33.9	$2.8	$104.9	$(8.1)	$38.3	$3.2
AEP Texas	—	6.3	—	0.7	—	0.5	—	0.2
APCo	—	5.1	—	0.8	—	5.9	—	0.8
I&M	—	(5.1)	—	(0.4)	—	(5.5)	—	(0.4)
PSO	—	3.6	—	0.2	—	(0.2)	—	—
SWEPCo	—	1.0	—	0.3	—	1.3	—	0.3

As of December 31, 2024 the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is approximately 10 years.

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

Credit-Risk-Related Contingent Features

Credit Downgrade Triggers (Applies to AEP)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts. The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral. The total exposure of AEP’s derivative contracts with collateral triggering events in a net liability position was immaterial as of December 31, 2024 and 2023. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of December 31, 2024 and 2023.

Cross-Acceleration Triggers (Applies to AEP)

Certain interest rate derivative contracts contain cross-acceleration provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-acceleration provisions could be triggered if there was a non-performance event by the Registrants under any of their outstanding debt of at least $50 million and the lender on that debt has accelerated the entire repayment obligation. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-acceleration provisions in contracts. AEP had derivative contracts with cross-acceleration provisions in a net liability position of $72 million and $107 million and no cash collateral posted as of December 31, 2024 and 2023, respectively. If a cross-acceleration provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries’ derivative contracts with cross-acceleration provisions outstanding as of December 31, 2024 and 2023 were immaterial.

Cross-Default Triggers (Applies to AEP, APCo, PSO and SWEPCo)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third-party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. AEP had derivative contracts with cross-default provisions in a net liability position of $164 million and $242 million and no cash collateral posted as of December 31, 2024 and 2023, respectively, after considering contractual netting arrangements. APCo, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $1 million, $4 million and $2 million, respectively, and no cash collateral posted as of December 31, 2024. APCo, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $22 million, $29 million and $15 million, respectively, and no cash collateral posted as of December 31, 2023. If a cross-default provision would have been triggered, settlement at fair value would have been required. The other Registrant Subsidiaries had no derivative contracts with cross-default provisions in a net liability position as of December 31, 2024 and 2023.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	December 31,
	2024		2023
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP	$42,642.8	$38,964.7	$40,143.2	$37,325.7
AEP Texas	6,441.6	5,831.4	5,889.8	5,400.7
AEPTCo	5,768.1	4,853.1	5,414.4	4,796.9
APCo	5,660.3	5,346.0	5,588.3	5,390.1
I&M	3,494.3	3,153.8	3,499.4	3,291.6
OPCo	3,715.7	3,203.4	3,366.8	2,992.1
PSO	2,855.6	2,562.1	2,384.6	2,154.3
SWEPCo	3,980.8	3,431.5	3,646.9	3,209.7

Fair Value Measurements of Other Temporary Investments (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.  See “Other Temporary Investments” section of Note 1 for additional information.

The following is a summary of Other Temporary Investments and Restricted Cash:

	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$43.1	$—	$—	$43.1
Other Cash Deposits	13.9	—	—	13.9
Fixed Income Securities – Mutual Funds (b)	167.2	—	(5.3)	161.9
Equity Securities – Mutual Funds	12.7	26.9	—	39.6
Total Other Temporary Investments and Restricted Cash	$236.9	$26.9	$(5.3)	$258.5

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$48.9	$—	$—	$48.9
Other Cash Deposits	13.9	—	—	13.9
Fixed Income Securities – Mutual Funds (b)	165.9	—	(6.2)	159.7
Equity Securities – Mutual Funds	14.8	25.9	—	40.7
Total Other Temporary Investments and Restricted Cash	$243.5	$25.9	$(6.2)	$263.2

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Proceeds from Investment Sales	$26.8	$7.6	$30.2
Purchases of Investments	20.1	18.5	18.8
Gross Realized Gains on Investment Sales	6.3	1.1	6.1
Gross Realized Losses on Investment Sales	0.8	0.3	1.3

Fair Value Measurements of Trust Assets for Decommissioning and SNF Disposal (Applies to AEP and I&M)

Securities held in trust funds for decommissioning nuclear facilities and for the disposal of SNF are recorded at fair value.  See “Nuclear Trust Funds” section of Note 1 for additional information.

The following is a summary of nuclear trust fund investments:

	December 31,
	2024				2023
		Gross	Gross	Other-Than-		Gross	Gross	Other-Than-
	Fair	Unrealized	Unrealized	Temporary	Fair	Unrealized	Unrealized	Temporary
	Value	Gains	Losses	Impairments	Value	Gains	Losses	Impairments
	(in millions)
Cash and Cash Equivalents	$23.3	$—	$—	$—	$16.8	$—	$—	$—
Fixed Income Securities:
United States Government	1,322.8	8.2	(5.3)	(20.2)	1,273.0	28.6	(3.9)	(33.2)
Corporate Debt	211.3	0.7	(9.8)	(5.8)	132.1	4.8	(5.2)	(8.6)
State and Local Government	—	—	—	—	1.7	—	—	—
Subtotal Fixed Income Securities	1,534.1	8.9	(15.1)	(26.0)	1,406.8	33.4	(9.1)	(41.8)
Equity Securities - Domestic	2,837.7	2,288.9	(0.4)	—	2,436.6	1,869.5	(0.9)	—
Spent Nuclear Fuel and Decommissioning Trusts	$4,395.1	$2,297.8	$(15.5)	$(26.0)	$3,860.2	$1,902.9	$(10.0)	$(41.8)

The following table provides the securities activity within the decommissioning and SNF trusts:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Proceeds from Investment Sales	$2,851.2	$2,787.5	$2,713.6
Purchases of Investments	2,902.4	2,845.1	2,765.4
Gross Realized Gains on Investment Sales	125.5	99.0	52.4
Gross Realized Losses on Investment Sales	11.5	26.6	42.6

The base cost of fixed income securities was $1.5 billion and $1.4 billion as of December 31, 2024 and 2023, respectively.  The base cost of equity securities was $549 million and $568 million as of December 31, 2024 and 2023, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of December 31, 2024 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$376.4
After 1 year through 5 years	598.8
After 5 years through 10 years	236.2
After 10 years	322.7
Total	$1,534.1

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

AEP

	December 31, 2024
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$43.1	$—	$—	$—	$43.1
Other Cash Deposits (a)	—	—	—	13.9	13.9
Fixed Income Securities – Mutual Funds	161.9	—	—	—	161.9
Equity Securities – Mutual Funds (b)	39.6	—	—	—	39.6
Total Other Temporary Investments and Restricted Cash	244.6	—	—	13.9	258.5

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	2.9	597.3	291.6	(517.2)	374.6
Cash Flow Hedges:
Commodity Hedges (c)	—	115.6	21.9	(12.6)	124.9
Total Risk Management Assets	2.9	712.9	313.5	(529.8)	499.5

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.6	—	—	13.7	23.3
Fixed Income Securities:
United States Government	—	1,322.8	—	—	1,322.8
Corporate Debt	—	211.3	—	—	211.3
State and Local Government	—	—	—	—	—
Subtotal Fixed Income Securities	—	1,534.1	—	—	1,534.1
Equity Securities – Domestic (b)	2,837.7	—	—	—	2,837.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,847.3	1,534.1	—	13.7	4,395.1

Total Assets	$3,094.8	$2,247.0	$313.5	$(502.2)	$5,153.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$4.4	$534.1	$147.7	$(433.6)	$252.6
Cash Flow Hedges:
Commodity Hedges (c)	—	12.6	0.2	(12.6)	0.2
Fair Value Hedges	—	71.6	—	—	71.6
Total Risk Management Liabilities	$4.4	$618.3	$147.9	$(446.2)	$324.4

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$48.9	$—	$—	$—	$48.9
Other Cash Deposits (a)	—	—	—	13.9	13.9
Fixed Income Securities – Mutual Funds	159.7	—	—	—	159.7
Equity Securities – Mutual Funds (b)	40.7	—	—	—	40.7
Total Other Temporary Investments and Restricted Cash	249.3	—	—	13.9	263.2

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	9.7	736.9	274.3	(617.0)	403.9
Cash Flow Hedges:
Commodity Hedges (c)	—	123.5	19.8	(8.5)	134.8
Total Risk Management Assets	9.7	860.4	294.1	(625.5)	538.7

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	7.8	—	—	9.0	16.8
Fixed Income Securities:
United States Government	—	1,273.0	—	—	1,273.0
Corporate Debt	—	132.1	—	—	132.1
State and Local Government	—	1.7	—	—	1.7
Subtotal Fixed Income Securities	—	1,406.8	—	—	1,406.8
Equity Securities – Domestic (b)	2,436.6	—	—	—	2,436.6
Total Spent Nuclear Fuel and Decommissioning Trusts	2,444.4	1,406.8	—	9.0	3,860.2

Total Assets	$2,703.4	$2,267.2	$294.1	$(602.6)	$4,662.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$24.7	$783.8	$154.1	$(600.3)	$362.3
Cash Flow Hedges:
Commodity Hedges (c)	—	9.6	0.6	(8.5)	1.7
Interest Rate Hedges	—	9.0	—	—	9.0
Fair Value Hedges	—	98.4	—	—	98.4
Total Risk Management Liabilities	$24.7	$900.8	$154.7	$(608.8)	$471.4

AEP Texas

	December 31, 2024
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$23.5	$—	$—	$—	$23.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.3	$—	$(0.3)	$—

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$34.0	$—	$—	$—	$34.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.2	$—	$(0.2)	$—
Cash Flow Hedges:
Interest Rate Hedges	—	2.7	—	—	2.7
Total Risk Management Liabilities	$—	$2.9	$—	$(0.2)	$2.7

APCo

	December 31, 2024
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$16.2	$—	$—	$—	$16.2

Risk Management Assets
Risk Management Commodity Contracts (c)	—	6.5	35.2	(4.6)	37.1

Total Assets	$16.2	$6.5	$35.2	$(4.6)	$53.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$6.9	$—	$(4.7)	$2.2

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$14.9	$—	$—	$—	$14.9

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1.1	23.5	(2.2)	22.4

Total Assets	$14.9	$1.1	$23.5	$(2.2)	$37.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$24.0	$1.1	$(2.6)	$22.5

I&M

	December 31, 2024
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$19.9	$6.9	$(8.4)	$18.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.6	—	—	13.7	23.3
Fixed Income Securities:
United States Government	—	1,322.8	—	—	1,322.8
Corporate Debt	—	211.3	—	—	211.3
State and Local Government	—	—	—	—	—
Subtotal Fixed Income Securities	—	1,534.1	—	—	1,534.1
Equity Securities - Domestic (b)	2,837.7	—	—	—	2,837.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,847.3	1,534.1	—	13.7	4,395.1

Total Assets	$2,847.3	$1,554.0	$6.9	$5.3	$4,413.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$9.2	$0.5	$(9.0)	$0.7

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$37.4	$4.5	$(2.3)	$39.6

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	7.8	—	—	9.0	16.8
Fixed Income Securities:
United States Government	—	1,273.0	—	—	1,273.0
Corporate Debt	—	132.1	—	—	132.1
State and Local Government	—	1.7	—	—	1.7
Subtotal Fixed Income Securities	—	1,406.8	—	—	1,406.8
Equity Securities - Domestic (b)	2,436.6	—	—	—	2,436.6
Total Spent Nuclear Fuel and Decommissioning Trusts	2,444.4	1,406.8	—	9.0	3,860.2

Total Assets	$2,444.4	$1,444.2	$4.5	$6.7	$3,899.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$3.7	$1.7	$(3.4)	$2.0

OPCo

	December 31, 2024
	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.2	$47.5	$(0.2)	$47.5

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.2	$50.6	$(0.1)	$50.7

PSO

	December 31, 2024
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$3.1	$20.8	$(1.9)	$22.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$7.0	$0.8	$(2.0)	$5.8

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$—	$19.7	$(0.7)	$19.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$29.6	$1.1	$(0.8)	$29.9

SWEPCo

	December 31, 2024
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$3.4	$—	$—	$—	$3.4

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1.0	18.1	(1.0)	18.1

Total Assets	$3.4	$1.0	$18.1	$(1.0)	$21.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$2.8	$0.6	$(1.1)	$2.3

	December 31, 2023
	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$0.5	$12.0	$(0.9)	$11.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$15.7	$0.9	$(1.0)	$15.6

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
(d)The December 31, 2024 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $(1) million in 2025; Level 2 matures $16 million in 2025, $43 million in periods 2026-2028, $4 million in periods 2029-2030; Level 3 matures $106 million in 2025, $45 million in periods 2026-2028, $9 million in periods 2029-2030 and $(16) million in periods 2031-2034. Risk management commodity contracts are substantially comprised of energy contracts.
(e)Amounts in “Other” column primarily represent accrued interest receivables from financial institutions.  Level 1 amounts primarily represent investments in money market funds.
(f)The December 31, 2023 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows:  Level 1 matures $(11) million in 2024 and $(4) million in 2025-2027; Level 2 matures $(99) million in 2024, $(44) million in periods 2025-2027; $7 million in periods 2028-2029 and $2 million in periods 2030-2033; Level 3 matures $74 million in 2024, $43 million in periods 2025-2027, $18 million in periods 2028-2029 and $(16) million in periods 2030-2033.  Risk management commodity contracts are substantially comprised of energy contracts.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Year Ended December 31, 2024	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2023	$139.4	$22.4	$2.8	$(50.6)	$18.6	$11.1
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	90.3	24.1	7.3	(1.1)	26.2	23.6
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	14.8	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	3.9	—	—	—	—	—
Settlements	(167.6)	(46.5)	(10.0)	7.9	(44.8)	(36.0)
Transfers into Level 3 (d) (e)	6.8	—	—	—	—	—
Transfers out of Level 3 (e)	(6.4)	—	—	—	—	0.5
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	84.4	35.2	6.3	(3.7)	20.0	18.3
Balance as of December 31, 2024	$165.6	$35.2	$6.4	$(47.5)	$20.0	$17.5

Year Ended December 31, 2023	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2022	$160.4	$69.1	$4.6	$(40.0)	$23.7	$14.2
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	52.1	(11.7)	4.2	(3.6)	29.8	20.0
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	71.1	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	(17.4)	—	—	—	—	—
Settlements	(172.2)	(57.3)	(8.8)	5.6	(53.4)	(34.2)
Transfers into Level 3 (d) (e)	(6.1)	—	—	—	—	—
Transfers out of Level 3 (e)	3.8	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	47.7	22.3	2.8	(12.6)	18.5	11.1
Balance as of December 31, 2023	$139.4	$22.4	$2.8	$(50.6)	$18.6	$11.1

Year Ended December 31, 2022	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2021	$103.1	$41.7	$(0.7)	$(92.5)	$12.1	$10.9
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	69.5	3.0	3.7	6.5	24.2	35.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(34.9)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	9.6	—	—	—	—	—
Settlements	(154.6)	(44.7)	(3.0)	0.3	(36.3)	(45.0)
Transfers into Level 3 (d) (e)	1.7	—	—	—	—	—
Transfers out of Level 3 (e)	0.1	—	—	—	—	6.9
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	165.9	69.1	4.6	45.7	23.7	5.6
Balance as of December 31, 2022	$160.4	$69.1	$4.6	$(40.0)	$23.7	$14.2

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

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

Significant Unobservable Inputs
December 31, 2024

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input (a)	Low	High	Average (c)
		(in millions)
AEP	Energy Contracts	$221.2	$144.6	Discounted Cash Flow	Forward Market Price	$2.75	$149.30	$49.34
AEP	FTRs	92.3	3.3	Discounted Cash Flow	Forward Market Price	(29.48)	19.70	0.24
APCo	FTRs	35.2	—	Discounted Cash Flow	Forward Market Price	(0.25)	9.32	1.56
I&M	FTRs	6.9	0.5	Discounted Cash Flow	Forward Market Price	(4.07)	9.32	1.34
OPCo	Energy Contracts	—	47.5	Discounted Cash Flow	Forward Market Price	14.53	72.40	42.44
PSO	FTRs	20.8	0.8	Discounted Cash Flow	Forward Market Price	(29.48)	10.54	(3.88)
SWEPCo	FTRs	18.1	0.6	Discounted Cash Flow	Forward Market Price	(29.48)	10.54	(3.88)

December 31, 2023

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input	Low	High	Average (c)
		(in millions)
AEP	Energy Contracts	$225.5	$144.9	Discounted Cash Flow	Forward Market Price (a)	$5.21	$153.77	$45.05
AEP	Natural Gas Contracts	—	0.5	Discounted Cash Flow	Forward Market Price (b)	3.11	3.11	3.11
AEP	FTRs	68.6	9.3	Discounted Cash Flow	Forward Market Price (a)	(25.45)	17.07	—
APCo	FTRs	23.5	1.1	Discounted Cash Flow	Forward Market Price (a)	(1.04)	6.45	1.36
I&M	FTRs	4.5	1.7	Discounted Cash Flow	Forward Market Price (a)	(1.48)	8.40	0.85
OPCo	Energy Contracts	—	50.6	Discounted Cash Flow	Forward Market Price (a)	22.92	67.53	42.85
PSO	FTRs	19.7	1.1	Discounted Cash Flow	Forward Market Price (a)	(25.45)	4.80	(4.33)
SWEPCo	Natural Gas Contracts	—	0.5	Discounted Cash Flow	Forward Market Price (b)	3.11	3.11	3.11
SWEPCo	FTRs	12.0	0.4	Discounted Cash Flow	Forward Market Price (a)	(25.45)	4.80	(4.33)

(a)Represents market prices in dollars per MWh.
(b)Represents market prices in dollars per MMBtu.
(c)The weighted-average is the product of the forward market price of the underlying commodity and volume weighted by term.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts, Natural Gas Contracts, FTRs and Other Investments for the Registrants as of December 31, 2024 and 2023:

Uncertainty of Fair Value Measurements

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

12. INCOME TAXES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Income Tax Expense (Benefit)

The details of the Registrants’ Income Tax Expense (Benefit) as reported are as follows:

Year Ended December 31, 2024	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Federal:
Current	$(2.8)	$22.1	$75.1	$79.9	$16.6	$41.5	$(119.0)	$(111.4)
Deferred	(57.9)	77.1	89.1	(17.8)	(118.8)	(2.7)	20.1	(86.1)
Total Federal	(60.7)	99.2	164.2	62.1	(102.2)	38.8	(98.9)	(197.5)

State and Local:
Current	(5.2)	2.9	5.6	12.6	7.0	3.1	(0.2)	1.8
Deferred	26.7	—	20.5	0.4	—	10.5	(0.5)	11.7
Total State and Local	21.5	2.9	26.1	13.0	7.0	13.6	(0.7)	13.5

Income Tax Expense (Benefit)	$(39.2)	$102.1	$190.3	$75.1	$(95.2)	$52.4	$(99.6)	$(184.0)

Year Ended December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Federal:
Current	$(116.7)	$19.8	$93.9	$62.2	$93.2	$46.6	$(60.8)	$(88.1)
Deferred	115.9	63.5	52.3	(60.5)	(56.9)	2.8	2.9	59.9
Total Federal	(0.8)	83.3	146.2	1.7	36.3	49.4	(57.9)	(28.2)

State and Local:
Current	69.0	2.7	9.1	6.3	21.1	(0.3)	0.3	1.0
Deferred	(13.6)	(0.1)	(8.2)	6.2	1.2	5.2	4.0	(6.1)
Total State and Local	55.4	2.6	0.9	12.5	22.3	4.9	4.3	(5.1)

Income Tax Expense (Benefit)	$54.6	$85.9	$147.1	$14.2	$58.6	$54.3	$(53.6)	$(33.3)

Year Ended December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Federal:
Current	$113.1	$29.0	$98.0	$(61.0)	$43.4	$(27.0)	$(3.3)	$(32.3)
Deferred	(88.8)	41.4	46.0	86.6	(51.3)	73.3	(50.5)	13.4
Total Federal	24.3	70.4	144.0	25.6	(7.9)	46.3	(53.8)	(18.9)

State and Local:
Current	26.6	2.2	8.8	(0.4)	10.9	(0.3)	—	(1.8)
Deferred	(45.5)	—	16.3	(7.0)	1.2	(1.8)	4.6	(4.5)
Total State and Local	(18.9)	2.2	25.1	(7.4)	12.1	(2.1)	4.6	(6.3)

Income Tax Expense (Benefit)	$5.4	$72.6	$169.1	$18.2	$4.2	$44.2	$(49.2)	$(25.2)

The following are reconciliations for the Registrants between the federal income taxes computed by multiplying pretax income by the federal statutory tax rate and the income taxes reported:

Year Ended December 31, 2024	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Net Income	$2,975.8	$420.1	$688.4	$421.7	$391.4	$305.6	$249.3	$325.7
Less: Equity Earnings	(1.4)	—	—	—	—	—	—	(1.4)
Income Tax Expense (Benefit)	(39.2)	102.1	190.3	75.1	(95.2)	52.4	(99.6)	(184.0)
Pretax Income	$2,935.2	$522.2	$878.7	$496.8	$296.2	$358.0	$149.7	$140.3

Income Taxes on Pretax Income at Statutory Rate (21%)	$616.5	$109.7	$184.5	$104.3	$62.2	$75.2	$31.4	$29.5
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	20.5	0.8	2.7	6.6	4.0	2.7	0.4	2.1
Investment Tax Credit Amortization	(58.4)	(0.9)	—	0.1	(2.0)	0.1	(1.4)	(0.1)
Production Tax Credits	(214.2)	—	—	(0.3)	(69.0)	—	(73.8)	(70.7)
State and Local Income Taxes, Net	16.7	2.3	20.5	10.3	5.5	10.7	(0.6)	10.6
Removal Costs	(14.6)	—	—	(11.2)	(3.7)	—	—	—
AFUDC Equity	(46.5)	(9.6)	(18.8)	(5.3)	(2.8)	(4.9)	(1.6)	(2.8)
Tax Reform Excess ADIT Reversal	(91.6)	(5.1)	1.6	(30.1)	(15.5)	(31.1)	(5.5)	(4.0)
Remeasurement of Excess ADIT	(262.2)	6.4	—	—	(73.3)	—	(48.6)	(146.8)
Other	(5.4)	(1.5)	(0.2)	0.7	(0.6)	(0.3)	0.1	(1.8)
Income Tax Expense (Benefit)	$(39.2)	$102.1	$190.3	$75.1	$(95.2)	$52.4	$(99.6)	$(184.0)

Effective Income Tax Rate	(1.3)%	19.6%	21.7%	15.1%	(32.1)%	14.6%	(66.5)%	(131.1)%

.

Year Ended December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Net Income	$2,212.6	$370.4	$614.2	$294.4	$335.9	$328.2	$208.8	$223.8
Less: Equity Earnings	(1.4)	—	—	—	—	—	—	(1.4)
Income Tax Expense (Benefit)	54.6	85.9	147.1	14.2	58.6	54.3	(53.6)	(33.3)
Pretax Income	$2,265.8	$456.3	$761.3	$308.6	$394.5	$382.5	$155.2	$189.1

Income Taxes on Pretax Income at Statutory Rate (21%)	$475.8	$95.8	$159.9	$64.8	$82.8	$80.3	$32.6	$39.7
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	26.0	0.6	2.4	9.9	6.4	2.6	0.4	2.1
Investment Tax Credit Amortization	(50.3)	(0.7)	—	—	(1.6)	—	(1.4)	(0.2)
Production Tax Credits	(175.2)	—	—	(0.1)	—	—	(64.3)	(67.1)
State and Local Income Taxes, Net	43.7	2.1	0.7	9.9	17.5	3.9	3.5	(4.0)
Removal Costs	(22.0)	—	—	(5.1)	(11.8)	—	—	—
AFUDC Equity	(39.8)	(6.0)	(17.5)	(5.5)	(2.3)	(3.6)	(1.8)	(2.4)
Tax Reform Excess ADIT Reversal	(151.1)	(6.0)	1.7	(17.3)	(30.0)	(28.9)	(23.3)	(12.6)
Remeasurement of Excess ADIT	(46.0)	—	—	(46.0)	—	—	—	—
Federal Return to Provision	—	(0.1)	—	3.4	(2.5)	(0.4)	0.6	1.0
Disallowance Cost	—	—	—	—	—	—	—	12.0
Other	(6.5)	0.2	(0.1)	0.2	0.1	0.4	0.1	(1.8)
Income Tax Expense (Benefit)	$54.6	$85.9	$147.1	$14.2	$58.6	$54.3	$(53.6)	$(33.3)

Effective Income Tax Rate	2.4%	18.8%	19.3%	4.6%	14.9%	14.2%	(34.5)%	(17.6)%

Year Ended December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Net Income	$2,305.6	$307.9	$594.2	$394.2	$324.7	$287.8	$167.6	$294.3
Less: Equity Earnings	(1.4)	—	—	—	—	(0.6)	—	(1.4)
Income Tax Expense (Benefit)	5.4	72.6	169.1	18.2	4.2	44.2	(49.2)	(25.2)
Pretax Income	$2,309.6	$380.5	$763.3	$412.4	$328.9	$331.4	$118.4	$267.7

Income Taxes on Pretax Income at Statutory Rate (21%)	$485.0	$79.9	$160.3	$86.6	$69.1	$69.6	$24.9	$56.2
Increase (Decrease) in Income Taxes Resulting from the Following Items:
Reversal of Origination Flow-Through	17.1	—	—	4.7	2.9	3.0	—	2.3
Investment Tax Credit Amortization	(14.3)	—	—	—	(3.1)	—	(1.6)	—
Production Tax Credits	(197.1)	—	—	—	—	—	(47.7)	(57.1)
State and Local Income Taxes, Net	(14.0)	1.7	19.8	(5.9)	9.6	(1.6)	4.3	(4.9)
Removal Costs	(26.5)	—	—	(9.8)	(12.4)	—	—	—
AFUDC Equity	(29.3)	(4.1)	(14.8)	(3.7)	(2.1)	(2.9)	—	—
Tax Reform Excess ADIT Reversal	(214.5)	(5.5)	—	(50.9)	(54.0)	(27.5)	(25.4)	(14.8)
Federal Return to Provision	(17.4)	—	—	(2.8)	(6.2)	3.5	(3.7)	—
Other	16.4	0.6	3.8	—	0.4	0.1	—	(6.9)
Income Tax Expense (Benefit)	$5.4	$72.6	$169.1	$18.2	$4.2	$44.2	$(49.2)	$(25.2)

Effective Income Tax Rate	0.2%	19.1%	22.2%	4.4%	1.3%	13.3%	(41.6)%	(9.4)

Net Deferred Tax Liability

The following tables show elements of the net deferred tax liability and significant temporary differences for each Registrant. Amounts presented for 2023 were recast to allocate “Deferred State Income Taxes”, and other miscellaneous temporary differences, amongst other categories to substantively reflect the elements of the net deferred tax liability.

Year Ended December 31, 2024	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Deferred Tax Assets	$2,651.9	$139.1	$172.6	$379.1	$1,072.2	$186.5	$266.9	$292.8
Deferred Tax Liabilities	(12,624.3)	(1,461.8)	(1,451.2)	(2,412.6)	(2,248.0)	(1,387.6)	(1,197.5)	(1,564.1)
Net Deferred Tax Liabilities	$(9,972.4)	$(1,322.7)	$(1,278.6)	$(2,033.5)	$(1,175.8)	$(1,201.1)	$(930.6)	$(1,271.3)

Property Related Temporary Differences	$(8,939.7)	$(1,364.0)	$(1,416.6)	$(1,784.8)	$(189.9)	$(1,290.9)	$(1,009.8)	$(1,353.1)
Amounts Due to Customers for Future Income Taxes	779.6	109.3	121.4	119.0	73.1	95.6	80.7	90.2
Securitized Assets	(133.4)	(26.5)	—	(25.7)	—	—	—	(81.1)
Regulatory Assets	(966.2)	(63.2)	(0.2)	(302.4)	(49.2)	(45.3)	(53.1)	(87.0)
Accrued Nuclear Decommissioning	(1,052.2)	—	—	—	(1,052.2)	—	—	—
Net Operating Loss Carryforward	110.3	—	2.5	0.4	—	2.9	27.8	36.5
Valuation Allowance	(35.0)	—	(0.1)	—	—	—	—	—
Tax Credit Carryforward	197.5	4.3	—	0.1	39.6	38.5	26.5	31.7
Operating Lease Liability	145.3	12.3	0.3	16.2	13.5	13.3	27.1	35.7
Investment in Partnership	(302.1)	—	—	(0.1)	—	(0.8)	—	(1.5)
All Other, Net	223.5	5.1	14.1	(56.2)	(10.7)	(14.4)	(29.8)	57.3
Net Deferred Tax Liabilities	$(9,972.4)	$(1,322.7)	$(1,278.6)	$(2,033.5)	$(1,175.8)	$(1,201.1)	$(930.6)	$(1,271.3)

Year Ended December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Deferred Tax Assets	$3,216.1	$173.6	$188.0	$472.9	$1,014.0	$271.5	$282.4	$441.5
Deferred Tax Liabilities	(12,631.8)	(1,401.4)	(1,335.7)	(2,484.8)	(2,183.9)	(1,424.2)	(1,113.6)	(1,620.8)
Net Deferred Tax Liabilities	$(9,415.7)	$(1,227.8)	$(1,147.7)	$(2,011.9)	$(1,169.9)	$(1,152.7)	$(831.2)	$(1,179.3)

Property Related Temporary Differences	$(8,809.0)	$(1,274.0)	$(1,304.2)	$(1,805.9)	$(315.6)	$(1,243.2)	$(941.9)	$(1,306.0)
Amounts Due to Customers for Future Income Taxes	898.1	109.3	120.8	128.0	103.2	104.6	99.0	142.5
Securitized Assets	(81.8)	(46.7)	—	(32.6)	—	(5.3)	—	2.8
Regulatory Assets	(825.9)	(56.2)	(0.7)	(284.3)	(27.7)	(50.1)	(67.2)	(146.9)
Accrued Nuclear Decommissioning	(923.5)	—	—	—	(923.5)	—	—	—
Net Operating Loss Carryforward	155.6	—	3.9	0.2	—	2.6	25.3	47.5
Valuation Allowance	(37.4)	—	(0.1)	—	—	—	—	(1.8)
Tax Credit Carryforward	321.4	13.7	—	0.1	7.2	41.0	53.8	68.6
Operating Lease Liability	154.7	17.3	0.4	18.0	14.1	15.4	28.2	33.3
Investment in Partnership	(296.3)	—	—	(0.1)	—	(0.7)	—	(1.5)
All Other, Net	28.4	8.8	32.2	(35.3)	(27.6)	(17.0)	(28.4)	(17.8)
Net Deferred Tax Liabilities	$(9,415.7)	$(1,227.8)	$(1,147.7)	$(2,011.9)	$(1,169.9)	$(1,152.7)	$(831.2)	$(1,179.3)

Federal and State Income Tax Audit Status

AEP is not currently under IRS audit and the statute of limitations (“SOL”) for the IRS to examine AEP and subsidiaries originally filed federal return has expired for tax years prior to 2017. AEP agreed to extend the SOL on the 2017-2020 tax returns to May 31, 2025, to allow the Congressional Joint Committee on Taxation (“JCT”) adequate time to complete its review of the now closed IRS audit. Following JCT’s approval, AEP received IRS confirmation that tax years 2017-2020 are now effectively closed as they only remain open for changes to other non-consolidated entities that AEP holds an interest in.

AEP and subsidiaries file income tax returns in various state and local jurisdictions. AEP and subsidiaries are not currently under any state and local income tax examinations. Generally, the SOL have expired for tax years prior to 2017. In addition, management is monitoring and continues to evaluate the potential impact of federal legislation and corresponding state conformity.

Net Income Tax Operating Loss Carryforward

As of December 31, 2024, AEP, OPCo, PSO, and SWEPCo have pretax state NOLC as indicated in the table below. Net of tax, the NOLCs for AEP and subsidiaries amount to $110.3 million of future tax benefit. Additionally, the amounts presented below for OPCo, PSO, and SWEPCo amount to $2.7 million, $27.8 million, and $36.1 million, respectively.:

		State Net Income
		Tax Operating Loss	Years of
Company	State/Municipality	Carryforward	Expiration
		(in millions)
AEP	Arkansas	$273.9	2031	-	2034
AEP	Colorado	70.5	2041
AEP	Illinois	53.9	2039	-	2041
AEP	Kentucky	186.7	2030	-	2037
AEP	Louisiana	644.8	NA
AEP	Michigan	30.9	2029	-	2032
AEP	Ohio Municipal	2,155.8	2025	-	2029
AEP	Oklahoma	889.8	2037
AEP	Pennsylvania	61.2	2030	-	2044
AEP	Tennessee	46.1	2032	-	2039
OPCo	Ohio Municipal	93.7	2025	-	2029
PSO	Oklahoma	1,010.0	2037
SWEPCo	Arkansas	273.5	2031	-	2034
SWEPCo	Louisiana	634.5	NA
NA    Not applicable.

Tax Credit Carryforward

Federal and state net income tax operating losses sustained in 2017, 2019 and 2021 resulted in unused federal and state income tax credits.  As of December 31, 2024, the Registrants have federal tax credit carryforwards and AEP and PSO have state tax credit carryforwards as indicated in the table below.  If these credits are not utilized, federal general business tax credits will expire in the years 2036 through 2041 and state tax credits will remain available indefinitely.

	Total Federal	Total State
	Tax Credit	Tax Credit
Company	Carryforward	Carryforward
	(in millions)
AEP	$197.9	40.2
I&M	37.5	—
PSO	26.5	40.2
SWEPCo	31.7	—

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

Valuation allowance activity for the years ended December 31, 2024, 2023 and 2022 were not material.

Uncertain Tax Positions

The amount and activity of unrecognized tax benefits was not material for the Registrants for the years ended December 31, 2024, 2023 and 2022. Management believes that there will be no significant net increase or decrease in unrecognized benefits within 12 months of the reporting date.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate for AEP as of December 31, 2024, 2023 and 2022 were $19 million, $13 million, and $23 million, respectively.

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

Operating lease rentals and finance lease amortization costs are generally charged to Other Operation and Maintenance expense in accordance with rate-making treatment for regulated operations. The amortization costs related to the Rockport finance lease, which ended in December 2022, were charged to Depreciation and Amortization. Interest on finance lease liabilities is generally charged to Interest Expense. Lease costs associated with capital projects are included in Property, Plant and Equipment on the balance sheets. For regulated operations with finance leases, a finance lease asset and offsetting liability are recorded at the present value of the remaining lease payments for each reporting period.  Finance leases for nonregulated property are accounted for as if the assets were owned and financed.  The components of rental costs were as follows:

Year Ended December 31, 2024	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$145.9	$32.3	$1.3	$18.4	$19.6	$16.8	$13.5	$17.8
Finance Lease Cost:
Amortization of Right-of-Use Assets	63.7	7.5	—	8.7	7.2	5.3	3.3	13.0
Interest on Lease Liabilities	11.9	1.4	—	1.5	2.2	0.9	0.7	1.6
Total Lease Rental Costs (a)	$221.5	$41.2	$1.3	$28.6	$29.0	$23.0	$17.5	$32.4

Year Ended December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$149.9	$34.0	$1.3	$18.5	$19.6	$17.3	$13.5	$17.5
Finance Lease Cost:
Amortization of Right-of-Use Assets	69.1	7.4	—	8.3	7.3	5.0	3.3	19.9
Interest on Lease Liabilities	11.9	1.4	—	1.8	2.5	0.9	0.7	1.4
Total Lease Rental Costs (a)	$230.9	$42.8	$1.3	$28.6	$29.4	$23.2	$17.5	$38.8

Year Ended December 31, 2022	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Cost	$157.5	$18.4	$1.1	$17.9	$29.5	$16.9	$11.8	$15.3
Finance Lease Cost:
Amortization of Right-of-Use Assets	205.5	6.8	—	7.9	78.7	4.9	3.2	10.8
Interest on Lease Liabilities	13.4	1.3	—	2.0	3.1	0.8	0.6	2.1
Total Lease Rental Costs (a)	$376.4	$26.5	$1.1	$27.8	$111.3	$22.6	$15.6	$28.2

(a)Excludes variable and short-term lease costs, which were immaterial.

Supplemental information related to leases are shown in the tables below:

December 31, 2024	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
Weighted-Average Remaining Lease Term (years):
Operating Leases	12.80	4.45	2.29	5.39	4.43	4.64	23.68	21.97
Finance Leases	4.81	5.04	0.00	4.09	4.83	4.58	5.44	6.14
Weighted-Average Discount Rate:
Operating Leases	3.89%	4.29%	4.55%	4.20%	4.11%	4.17%	3.76%	3.60%
Finance Leases	6.43%	5.73%	—%	6.69%	9.07%	5.59%	5.48%	5.73%

December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
Weighted-Average Remaining Lease Term (years):
Operating Leases	12.58	3.99	2.76	6.01	4.53	5.36	23.85	22.50
Finance Leases	4.63	5.13	0.00	4.16	4.95	4.97	5.76	4.78
Weighted-Average Discount Rate:
Operating Leases	3.73%	4.23%	3.61%	3.50%	3.89%	3.93%	3.72%	3.53%
Finance Leases	6.19%	5.27%	—%	7.04%	8.62%	5.32%	5.14%	5.22%

Year Ended December 31, 2024	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows Used for Operating Leases	$143.9	$32.2	$1.3	$18.4	$19.6	$16.8	$12.5	$16.8
Operating Cash Flows Used for Finance Leases	12.0	1.4	—	1.5	2.2	0.9	0.7	1.7
Financing Cash Flows Used for Finance Leases	64.8	7.5	—	8.7	7.1	5.3	3.3	14.0

Non-cash Acquisitions Under Operating Leases	$82.3	$6.0	$1.0	$9.3	$15.0	$4.6	$2.5	$26.9

Year Ended December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating Cash Flows Used for Operating Leases	$146.8	$33.6	$1.3	$18.3	$19.5	$17.0	$12.5	$16.5
Operating Cash Flows Used for Finance Leases	11.9	1.4	—	1.8	2.5	0.9	0.7	1.4
Financing Cash Flows Used for Finance Leases	68.3	7.4	—	8.3	7.4	5.0	3.3	19.1

Non-cash Acquisitions Under Operating Leases	$99.8	$12.4	$1.2	$15.7	$7.9	$10.2	$15.5	$14.3

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

December 31, 2024	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Property, Plant and Equipment Under Finance Leases:
Generation	$73.8	$—	$—	$41.6	$16.6	$—	$0.6	$2.0
Other Property, Plant and Equipment	283.7	52.4	—	19.4	38.8	30.4	23.0	29.8
Total Property, Plant and Equipment	357.5	52.4	—	61.0	55.4	30.4	23.6	31.8
Accumulated Amortization	193.9	27.7	—	42.0	33.4	16.1	11.3	13.3
Net Property, Plant and Equipment Under Finance Leases	$163.6	$24.7	$—	$19.0	$22.0	$14.3	$12.3	$18.5

Obligations Under Finance Leases:
Noncurrent Liability	$117.1	$18.2	$—	$11.2	$15.9	$10.2	$9.5	$14.8
Liability Due Within One Year	46.5	6.5	—	7.8	6.1	4.1	2.8	3.7
Total Obligations Under Finance Leases	$163.6	$24.7	$—	$19.0	$22.0	$14.3	$12.3	$18.5

December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Property, Plant and Equipment Under Finance Leases:
Generation	$120.1	$—	$—	$41.0	$28.2	$—	$0.6	$25.3
Other Property, Plant and Equipment	305.9	53.9	—	22.1	42.3	33.7	25.5	32.0
Total Property, Plant and Equipment	426.0	53.9	—	63.1	70.5	33.7	26.1	57.3
Accumulated Amortization	221.5	26.3	—	37.1	39.0	15.5	12.3	28.3
Net Property, Plant and Equipment Under Finance Leases	$204.5	$27.6	$—	$26.0	$31.5	$18.2	$13.8	$29.0

Obligations Under Finance Leases:
Noncurrent Liability	$139.9	$20.6	$—	$17.8	$20.8	$13.2	$10.7	$18.8
Liability Due Within One Year	65.7	7.0	—	8.2	10.7	5.0	3.1	11.3
Total Obligations Under Finance Leases	$205.6	$27.6	$—	$26.0	$31.5	$18.2	$13.8	$30.1

December 31, 2024	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Assets	$580.1	$54.4	$2.3	$67.0	$51.5	$60.4	$106.2	$141.0

Obligations Under Operating Leases:
Noncurrent Liability	$504.3	$43.4	$1.2	$54.0	$40.1	$48.4	$101.9	$137.5
Liability Due Within One Year	91.9	13.1	1.3	13.7	12.3	12.3	10.4	8.2
Total Obligations Under Operating Leases	$596.2	$56.5	$2.5	$67.7	$52.4	$60.7	$112.3	$145.7

December 31, 2023	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Operating Lease Assets	$620.2	$77.6	$2.6	$73.7	$53.8	$69.9	$112.8	$126.3

Obligations Under Operating Leases:
Noncurrent Liability	$519.4	$50.9	$1.4	$59.8	$37.7	$56.7	$106.8	$122.5
Liability Due Within One Year	115.7	28.7	1.3	14.6	16.8	13.5	10.1	9.0
Total Obligations Under Operating Leases	$635.1	$79.6	$2.7	$74.4	$54.5	$70.2	$116.9	$131.5

Future minimum lease payments consisted of the following as of December 31, 2024:

Finance Leases	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2025	$55.6	$7.8	$—	$8.9	$7.7	$4.8	$3.4	$4.7
2026	39.8	6.2	—	4.0	4.9	3.6	2.9	4.0
2027	30.5	4.5	—	2.5	4.1	2.6	2.3	3.3
2028	23.1	3.1	—	2.0	3.4	2.0	1.8	2.7
2029	15.5	2.4	—	1.6	2.8	1.4	1.3	2.4
After 2029	26.4	4.7	—	2.5	4.7	1.9	2.6	5.0
Total Future Minimum Lease Payments	190.9	28.7	—	21.5	27.6	16.3	14.3	22.1
Less: Imputed Interest	27.3	4.0	—	2.5	5.6	2.0	2.0	3.6
Estimated Present Value of Future Minimum Lease Payments	$163.6	$24.7	$—	$19.0	$22.0	$14.3	$12.3	$18.5

Operating Leases	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2025	$123.0	$16.7	$1.3	$17.3	$15.9	$16.3	$11.6	$17.6
2026	107.8	14.5	0.7	15.3	15.0	15.1	10.8	15.5
2027	94.0	11.9	0.3	13.6	11.0	13.5	9.8	14.1
2028	78.5	8.9	0.3	11.4	9.0	11.3	8.4	12.1
2029	52.3	4.9	—	8.2	4.4	6.6	6.5	9.0
After 2029	340.0	6.5	—	10.2	2.4	4.9	123.7	178.1
Total Future Minimum Lease Payments	795.6	63.4	2.6	76.0	57.7	67.7	170.8	246.4
Less: Imputed Interest	199.4	6.9	0.1	8.3	5.3	7.0	58.5	100.7
Estimated Present Value of Future Minimum Lease Payments	$596.2	$56.5	$2.5	$67.7	$52.4	$60.7	$112.3	$145.7

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of December 31, 2024, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$41.3
AEP Texas	9.4
APCo	5.4
I&M	3.9
OPCo	6.8
PSO	3.9
SWEPCo	4.7
Lessor Activity

The Registrants’ lessor activity was immaterial as of and for the years ended December 31, 2024 and December 31, 2023, respectively.

14. VOLUNTARY SEVERANCE PROGRAM

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

AEP recorded a charge to expense in the second quarter of 2024 related to this voluntary severance program.

	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Severance Expense Incurred	$122.0	$19.8	$10.7	$26.5	$14.8	$14.8	$10.1	$16.9
Settled	117.6	19.8	10.7	26.3	14.6	14.6	10.1	16.3
Remaining Balance as of December 31, 2024	$4.4	$—	$—	$0.2	$0.2	$0.2	$—	$0.6

These expenses were primarily included in Other Operation and Maintenance on the statements of income and Other Current Liabilities on the balance sheets. Settlement accounting was triggered for the qualified pension plan in November 2024 under the accounting guidance for “Compensation - Retirement Benefits”. A settlement charge of $90 million was recorded. AEP will seek recovery for the portion of the expense related to regulated operations. See Note 8 - Benefit Plans for additional information associated with the plan.

15.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

The following table is a reconciliation of common stock share activity:

Shares of AEP Common Stock	Issued	Held in Treasury
Balance, December 31, 2021	524,416,175	20,204,160
Issued	683,146	—
Treasury Stock Reissued	—	(8,970,920)	(a)
Balance, December 31, 2022	525,099,321	11,233,240
Issued	2,269,836	—
Treasury Stock Reissued	—	(10,048,668)	(a)
Balance, December 31, 2023	527,369,157	1,184,572
Issued	6,725,373	—
Treasury Stock Reacquired	—	2,243
Balance, December 31, 2024	534,094,530	1,186,815

(a)Reissued Treasury Stock used to fulfill share commitments related to AEP’s Equity Units.

ATM Program

In 2023, AEP filed a prospectus supplement and executed an Equity Distribution Agreement, pursuant to which AEP may sell, from time to time, up to an aggregate of $1.7 billion of its common stock through an ATM offering program, including an equity forward sales component. The compensation paid to the selling agents by AEP may be up to 2% of the gross offering proceeds of the shares. For the year ended 2024, AEP issued 4,437,136 shares of common stock and received net cash proceeds of $397 million under the ATM program. As of December 31, 2024, approximately $1.3 billion of equity is available for issuance under the ATM program.

Long-term Debt

The following table details long-term debt outstanding:

		Weighted-Average	Interest Rate Ranges as of		Outstanding as of
		Interest Rate as of	December 31,		December 31,
Company	Maturity	December 31, 2024	2024	2023	2024	2023
AEP					(in millions)
Senior Unsecured Notes	2025-2054	4.32%	1.00%-8.13%	1.00%-8.13%	$36,410.9	$33,779.4
Pollution Control Bonds (a)	2025-2036 (b)	3.26%	0.63%-4.70%	0.63%-4.90%	1,771.3	1,771.6
Notes Payable – Nonaffiliated (c)	2025-2034	6.49%	0.93%-6.89%	0.93%-6.59%	609.9	193.3
Securitization Bonds	2025-2039 (d)	4.08%	2.06%-4.88%	2.06%-3.77%	578.0	368.9
Spent Nuclear Fuel Obligation (e)					316.3	300.4
Junior Subordinated Notes	2025-2054	5.67%	3.88%-7.05%	2.03%-5.70%	2,579.1	2,388.1
Other Long-term Debt	2025-2059	5.60%	3.00%-13.72%	3.00%-13.72%	377.3	1,341.5
Total Long-term Debt Outstanding					$42,642.8	$40,143.2

AEP Texas
Senior Unsecured Notes	2025-2052	4.39%	2.10%-6.76%	2.10%-6.76%	$5,873.8	$5,027.2
Pollution Control Bonds (a)	2029-2030 (b)	3.88%	2.60%-4.55%	2.60%-4.55%	440.3	440.3
Securitization Bonds	2025-2029 (d)	2.27%	2.06%-2.29%	2.06%-2.84%	126.8	221.8
Other Long-term Debt	2059	4.50%	4.50%	4.50%-6.71%	0.7	200.5
Total Long-term Debt Outstanding					$6,441.6	$5,889.8

AEPTCo
Senior Unsecured Notes	2025-2053	4.12%	2.75%-5.52%	2.75%-5.52%	$5,768.1	$5,414.4
Total Long-term Debt Outstanding					$5,768.1	$5,414.4

APCo
Senior Unsecured Notes	2025-2050	4.75%	2.70%-7.00%	2.70%-7.00%	$4,984.1	$4,584.9
Pollution Control Bonds (a)	2025-2036 (b)	2.95%	0.63%-4.22%	0.63%-4.90%	429.9	430.0
Securitization Bonds	2028 (d)	3.77%	3.77%	3.77%	119.8	147.0
Other Long-term Debt	2025-2026	5.84%	5.75%-13.72%	6.46%-13.72%	126.5	426.4
Total Long-term Debt Outstanding					$5,660.3	$5,588.3

I&M
Senior Unsecured Notes	2028-2053	4.52%	3.25%-6.05%	3.25%-6.05%	$2,845.2	$2,843.6
Pollution Control Bonds (a)	2025 (b)	2.49%	0.75%-3.05%	0.75%-3.05%	189.9	189.4
Notes Payable – Nonaffiliated (c)	2025-2028	5.78%	0.93%-6.41%	0.93%-6.59%	142.7	163.3
Spent Nuclear Fuel Obligation (e)					316.3	300.4
Other Long-term Debt	2025	6.00%	6.00%	6.00%	0.2	2.7
Total Long-term Debt Outstanding					$3,494.3	$3,499.4

OPCo
Senior Unsecured Notes	2030-2051	4.16%	1.63%-6.60%	1.63%-6.60%	$3,715.7	$3,366.8
Total Long-term Debt Outstanding					$3,715.7	$3,366.8

PSO
Senior Unsecured Notes	2025-2051	4.29%	2.20%-6.63%	2.20%-6.63%	$2,854.2	$2,257.8
Other Long-term Debt	2027	3.00%	3.00%	3.00%-6.71%	1.4	126.8
Total Long-term Debt Outstanding					$2,855.6	$2,384.6

SWEPCo
Senior Unsecured Notes	2026-2051	3.73%	1.65%-6.20%	1.65%-6.20%	$3,649.4	$3,646.9
Securitization Bonds	2039 (d)	4.88%	4.88%	—%	331.4	—
Total Long-term Debt Outstanding					$3,980.8	$3,646.9

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

As of December 31, 2024, outstanding long-term debt was payable as follows:

	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2025	$3,335.0	$324.5	$90.0	$798.6	$269.2	$—	$125.6	$22.7
2026	1,864.4	75.0	425.0	30.9	43.6	—	50.6	916.6
2027	2,283.6	25.6	—	355.6	13.7	—	0.3	17.4
2028	2,592.0	526.2	60.0	117.8	356.5	—	—	593.3
2029	2,694.0	627.4	55.0	—	—	—	100.0	19.2
After 2029	30,212.8	4,912.8	5,201.0	4,400.0	2,841.3	3,750.0	2,600.0	2,442.4
Principal Amount	42,981.8	6,491.5	5,831.0	5,702.9	3,524.3	3,750.0	2,876.5	4,011.6
Unamortized Discount, Net and Debt Issuance Costs	(339.0)	(49.9)	(62.9)	(42.6)	(30.0)	(34.3)	(20.9)	(30.8)
Total Long-term Debt Outstanding	$42,642.8	$6,441.6	$5,768.1	$5,660.3	$3,494.3	$3,715.7	$2,855.6	$3,980.8

Long-term Debt Subsequent Events

In January and February 2025, I&M retired $9 million and $4 million, respectively, of Notes Payable related to DCC Fuel.

In January 2025, Transource Energy issued $2 million of variable rate Other Long-term Debt due in 2025.

In January 2025, KPCo entered into a $150 million term loan due in February 2026.

In February 2025, APCo retired $14 million of Securitization Bonds.

In February 2025, AEP Texas retired $12 million of Securitization Bonds.

Financing Plan (Applies to AEP and AEP Texas)

As of December 31, 2024, the balance sheet of AEP Texas reflects negative working capital primarily driven by Long-term Debt Due within One Year - Nonaffiliated, Advances from Affiliates and Accounts Payable. In the near term, AEP Texas plans to issue long- term debt to provide additional liquidity and also intends to refinance the Long-term Debt due in 2025 on a long-term basis. While AEP Texas has historically been able to access the capital markets and refinance debt as it comes due, there is no guarantee this will occur. Accordingly, Parent, having available liquidity, has committed to provide sufficient liquidity to AEP Texas, as necessary, to continue operations and meet obligations as they become due until AEP Texas is able to execute its upcoming financing plan. Therefore, management does not believe there is a substantial doubt about AEP Texas’ ability to continue as a going-concern and the AEP Texas financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 0.6% of consolidated tangible net assets as of December 31, 2024. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

Dividend Restrictions

Subsidiary Restrictions

Parent depends on its subsidiaries to pay dividends to shareholders. AEP’s subsidiaries pay dividends to Parent provided funds are legally available. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends.

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

Certain AEP subsidiaries have credit agreements that contain covenants that limit their debt-to-capitalization ratio to 67.5%. The method for calculating outstanding debt and capitalization is contractually-defined in the credit agreements.

The most restrictive dividend limitation for certain AEP subsidiaries is through the Federal Power Act restriction, while for other AEP subsidiaries the most restrictive dividend limitation is through the credit agreements. As of December 31, 2024, the maximum amount of restricted net assets of AEP’s subsidiaries that may not be distributed to the Parent in the form of a loan, advance or dividend was $17.4 billion.

The Federal Power Act restriction limits the ability of the AEP subsidiaries owning hydroelectric generation to pay dividends out of retained earnings. Additionally, the credit agreement covenant restrictions can limit the ability of the AEP subsidiaries to pay dividends out of retained earnings. As of December 31, 2024, the amount of any such restrictions were as follows:

	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Restricted Retained Earnings	$3,247.9	(a)	$1,109.2	$—	$539.2	$707.0	$—	$267.7	$366.5

(a)    Includes the restrictions of consolidated and non-consolidated subsidiaries.

Parent Restrictions (Applies to AEP)

The holders of AEP’s common stock are entitled to receive the dividends declared by the Board of Directors provided funds are legally available for such dividends.  Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries.

Pursuant to the leverage restrictions in credit agreements, AEP must maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in the credit agreements.  AEP may not declare or pay any cash dividend or distribution on its common stock during any period when AEP defers interest on its junior subordinated notes. As of December 31, 2024, AEP had $8.6 billion of available retained earnings to pay dividends to common shareholders. AEP paid $1.9 billion, $1.8 billion and $1.6 billion of dividends to common shareholders for the years ended December 31, 2024, 2023 and 2022, respectively.

Lines of Credit and Short-term Debt (Applies to AEP and SWEPCo)

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  As of December 31, 2024, AEP had $6 billion in revolving credit facilities to support its commercial paper program.

Securitized Debt for Receivables, for the year ended 2024, had a weighted-average interest rate of 5.39% and a maximum amount outstanding of $900 million. The commercial paper program, for the year ended 2024, had a weighted-average yield of 5.39% and a maximum amount outstanding of $2.9 billion. AEP’s outstanding short-term debt was as follows:

		December 31,
		2024		2023
Company	Type of Debt	Outstanding Amount	Interest Rate (a)	Outstanding Amount	Interest Rate (a)
		(in millions)		(in millions)
AEP	Securitized Debt for Receivables (b)	$900.0	4.73%	$888.0	5.65%
AEP	Commercial Paper	1,618.3	4.70%	1,937.9	5.69%
SWEPCo	Notes Payable	5.5	6.69%	4.3	7.71%
	Total Short-term Debt	$2,523.8		$2,830.2

(a)    Weighted-average rate of all borrowings outstanding as of December 31, 2024 and 2023, respectively.
(b)    Amount of securitized debt for receivables as accounted for under the “Transfers and Servicing” accounting guidance.

Corporate Borrowing Program (Applies to Registrant Subsidiaries)

AEP subsidiaries use a corporate borrowing program to meet their short-term borrowing needs.  The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP.  The AEP Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC.  The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of December 31, 2024 and 2023 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets.  The Utility Money Pool participants’ money pool activity and corresponding authorized borrowing limits are described in the following tables:

Year Ended December 31, 2024:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	December 31, 2024	Limit
	(in millions)
AEP Texas	$374.6	$274.3	$233.8	$165.1	$(284.9)	$600.0
AEPTCo	313.3	332.0	71.8	138.4	(72.9)	820.0	(a)
APCo	399.5	132.3	102.6	29.7	(77.3)	750.0
I&M	135.8	8.4	58.8	3.9	(126.8)	500.0
OPCo	310.0	183.4	180.5	94.2	114.9	600.0
PSO	308.9	314.5	171.4	287.7	232.0	750.0
SWEPCo	362.2	59.3	249.5	57.3	(275.0)	750.0

Year Ended December 31, 2023:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	December 31, 2023	Limit
	(in millions)
AEP Texas	$477.5	$42.0	$216.8	$12.9	$(103.7)	$600.0
AEPTCo	471.3	309.4	135.6	70.5	(62.8)	820.0	(a)
APCo	388.6	19.8	283.5	19.0	(320.7)	750.0
I&M	475.3	112.2	84.0	44.2	(63.3)	500.0
OPCo	485.7	64.7	183.0	40.2	(110.5)	500.0
PSO	375.0	121.5	92.5	49.6	(54.4)	750.0
SWEPCo	401.6	25.8	150.7	16.5	(88.7)	750.0

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above tables does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of December 31, 2024 and 2023 are included in Advances to Affiliates on each subsidiaries’ balance sheets. The Nonutility Money Pool participants’ money pool activity is described in the following tables:

Year Ended December 31, 2024:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	December 31, 2024
	(in millions)
AEP Texas	$7.2	$7.1	$7.2
SWEPCo	2.9	2.6	2.3

Year Ended December 31, 2023:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	December 31, 2023
	(in millions)
AEP Texas	$7.1	$6.9	$7.1
SWEPCo	2.8	2.4	2.2

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to and borrowings from AEP as of December 31, 2024 and 2023 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct financing activities with AEP and corresponding authorized borrowing limits are described in the following tables:

Year Ended December 31, 2024:

					Borrowings		Authorized
	Maximum	Maximum	Average	Average	from AEP	Loans to	Short-term
	Borrowings	Loans	Borrowings	Loans	as of	AEP as of	Borrowing
Company	from AEP	to AEP	from AEP	to AEP	December 31, 2024	December 31, 2024	Limit (a)
	(in millions)
AEPTCo Parent	$49.4	$148.5	$14.9	$57.0	$—	$20.4	$—
SWTCo	1.9	—	1.8	—	1.8	—	50.0

Year Ended December 31, 2023:

					Borrowings		Authorized
	Maximum	Maximum	Average	Average	from AEP	Loans to	Short-term
	Borrowings	Loans	Borrowings	Loans	as of	AEP as of	Borrowing
Company	from AEP	to AEP	from AEP	to AEP	December 31, 2023	December 31, 2023	Limit (a)
	(in millions)
AEPTCo Parent	$42.7	$158.1	$18.0	$64.2	$42.7	$—	$—
SWTCo	1.6	—	1.6	—	1.7	—	50.0

(a)    Amount represents the authorized short-term borrowing limit from FERC or state regulatory agencies not otherwise included in the utility money pool above. AEPTCo Parent has no short-term borrowing limit.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Years Ended December 31,
	2024	2023	2022
Maximum Interest Rate	5.79%	5.81%	5.28%
Minimum Interest Rate	4.74%	4.66%	0.10%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized in the following table:

	Average Interest Rate for Funds Borrowed from the Utility Money Pool for the Years Ended December 31,			Average Interest Rate for Funds Loaned to the Utility Money Pool for the Years Ended December 31,
Company	2024	2023	2022	2024	2023	2022
AEP Texas	5.48%	5.46%	1.08%	5.45%	5.71%	1.99%
AEPTCo	5.51%	5.41%	1.81%	5.50%	5.56%	2.47%
APCo	5.51%	5.54%	2.34%	5.41%	5.54%	2.39%
I&M	5.40%	5.14%	2.57%	5.44%	5.57%	2.20%
OPCo	5.70%	5.43%	3.51%	5.20%	5.60%	1.22%
PSO	5.50%	5.51%	2.65%	4.79%	5.35%	0.75%
SWEPCo	5.41%	5.34%	2.80%	4.78%	5.72%	0.55%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

		Maximum Interest Rate	Minimum Interest Rate	Average Interest Rate
Year Ended		for Funds Loaned to	for Funds Loaned to	for Funds Loaned to
December 31,	Company	the Nonutility Money Pool	the Nonutility Money Pool	the Nonutility Money Pool
2024	AEP Texas	5.79%	4.74%	5.46%
2024	SWEPCo	5.79%	4.74%	5.45%

2023	AEP Texas	5.81%	4.66%	5.54%
2023	SWEPCo	5.81%	4.66%	5.56%

2022	AEP Texas	5.28%	0.46%	2.23%
2022	SWEPCo	5.28%	0.46%	2.23%

AEPTCo Parent’s and SWTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Year Ended	Borrowed from	Borrowed from	Loaned to	Loaned to	Borrowed from	Loaned to
December 31,	AEP	AEP	AEP	AEP	AEP	AEP
2024	5.79%	4.66%	5.79%	4.66%	5.53%	5.56%
2023	5.81%	4.53%	5.81%	4.53%	5.56%	5.51%
2022	5.28%	0.46%	5.28%	0.46%	2.08%	2.07%

Interest expense related to short-term borrowing activities with the Utility Money Pool, Nonutility Money Pool and direct borrowing financing relationship are included in Interest Expense on each of the Registrant Subsidiaries’ statements of income. The Registrant Subsidiaries incurred interest expense for all short-term borrowing activities as follows:

	Years Ended December 31,
Company	2024	2023	2022
	(in millions)
AEP Texas	$6.7	$10.8	$0.9
AEPTCo	4.3	7.6	3.5
APCo	6.1	16.8	5.6
I&M	4.3	3.2	2.9
OPCo	3.7	9.7	2.3
PSO	8.9	2.3	5.5
SWEPCo	13.6	7.9	4.9

Interest income related to short-term lending activities with the Utility Money Pool, Nonutility Money Pool and direct borrowing financing relationship are included in Interest Income, unless shown as Other Income due to materiality, on each of the Registrant Subsidiaries’ statements of income. The Registrant Subsidiaries earned interest income for all short-term lending activities as follows:

	Years Ended December 31,
Company	2024	2023	2022
	(in millions)
AEP Texas	$4.4	$0.1	$2.6
AEPTCo	10.5	7.0	1.6
APCo	1.6	1.1	2.8
I&M	—	2.4	0.5
OPCo	3.2	0.1	0.4
PSO	1.0	1.5	0.3
SWEPCo	0.2	0.2	0.2

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

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2026. As of December 31, 2024, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Accounts receivable information for AEP Credit was as follows:

	Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	5.39%	5.33%	1.84%
Net Uncollectible Accounts Receivable Written Off	$29.4	$30.7	$29.5

	December 31,
	2024	2023
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,117.0	$1,207.4
Short-term – Securitized Debt of Receivables	900.0	888.0
Delinquent Securitized Accounts Receivable	56.2	52.2
Bad Debt Reserves Related to Securitization	44.5	42.0
Unbilled Receivables Related to Securitization	335.5	409.8

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreement were:

	December 31,
Company	2024	2023
	(in millions)
APCo	$192.7	$184.6
I&M	160.5	156.4
OPCo	470.7	541.7
PSO	111.4	134.6
SWEPCo	153.5	168.3

The fees paid to AEP Credit for customer accounts receivable sold were:

	Years Ended December 31,
Company	2024	2023	2022
	(in millions)
APCo	$15.5	$16.9	$9.4
I&M	15.4	16.3	9.7
OPCo	29.7	29.5	29.8
PSO	14.2	15.3	7.4
SWEPCo	17.6	18.5	9.4

The proceeds on the sale of receivables to AEP Credit were:

	Years Ended December 31,
Company	2024	2023	2022
	(in millions)
APCo	$1,953.7	$1,819.8	$1,552.9
I&M	2,105.3	2,054.8	2,045.6
OPCo	3,197.8	3,339.3	3,101.3
PSO	1,781.3	1,944.5	1,809.5
SWEPCo	1,838.1	1,866.4	1,858.4

16.  STOCK-BASED COMPENSATION

The disclosures in this note apply to AEP only. The impact of AEP’s share-based compensation plans is insignificant to the financial statements of the Registrant Subsidiaries.

AEP’s long-term incentive plan available for eligible employees and directors, the American Electric Power System 2015 Long-Term Incentive Plan (2015 LTIP), was replaced prospectively for new grants by the American Electric Power System 2024 Long-Term Incentive Plan (2024 LTIP) effective in April 2024. The 2024 LTIP provides for a maximum of 10 million AEP common shares to be available for grant to eligible employees and directors. As of December 31, 2024, 9,806,016 shares remained available for issuance under the 2024 LTIP. No new awards may be granted under the 2015 LTIP. To the extent the issuance of a share is subject to an outstanding award under the 2015 LTIP, the issuance of that share will take place under the 2015 LTIP. Awards granted under the 2024 LTIP may be made in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards and other stock-based awards. All types of shares issued under the 2024 LTIP including stock options, stock appreciation rights, restricted stock units and performance shares reduce the shares remaining available for grants at a rate of 1 to 1. Cash settled awards do not reduce the number of shares remaining available under the 2024 LTIP. The following sections provide further information regarding each type of stock-based compensation award granted under these plans.

Performance Shares

Performance shares are settled in AEP common stock and reduce the aggregate share authorization. The number of performance shares held at the end of the three-year performance period is multiplied by the performance score for such period to determine the actual number of performance shares that participants realize. The performance score can range from 0% to 200% and is determined at the end of the performance period based on performance measures, which include both performance and market conditions, established for each grant at the beginning of the performance period by the Human Resources Committee of AEP’s Board of Directors (HR Committee).

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

AEP career shares are recorded in Paid-in Capital on the balance sheets. Amounts equivalent to cash dividends on both performance shares and AEP career shares accrue as additional shares.  Management records compensation cost for performance shares over an approximately three-year vesting period. Performance shares are recorded as mezzanine equity on the balance sheets until the vesting date and compensation cost is calculated at fair value based on the performance metrics for each grant. Performance shares granted in 2024, 2023, and 2022 have three performance metrics: (a) three-year cumulative operating earnings per-share with a 50% weight, (b) relative total shareholder return with a 40% weight and (c) generation capacity additions, which focused on additions that maintain reliability for 2024 grants, renewable generation additions for 2023 grants, and non-emitting generation capacity as a percentage of total owned and purchased capacity for 2022 grants, each with a 10% weight. The three-year cumulative operating earnings per-share and renewable generation additions or non-emitting generating capacity metrics are adjusted quarterly for changes in performance relative to the metric approved by the HR Committee. The total shareholder return metric is measured relative to a peer group of similar companies and is based on a third-party Monte Carlo valuation. The value related to this metric does not change over the three-year vesting period.

The HR Committee awarded performance shares and reinvested dividends on outstanding performance shares and AEP career shares as follows:

	Years Ended December 31,
Performance Shares	2024	2023	2022
Awarded Shares (in thousands)	440.7	486.7	530.3
Weighted-Average Share Fair Value at Grant Date	$99.76	$98.63	$97.61
Vesting Period (in years)	3	3	3

Performance Shares and AEP Career Shares (Reinvested Dividends Portion)	Years Ended December 31,
	2024	2023	2022
Awarded Shares (in thousands)	66.0	81.3	63.3
Weighted-Average Fair Value at Grant Date	$91.75	$82.02	$98.73
Vesting Period (in years)	(a)	(a)	(a)

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

The performance scores and shares earned for the three-year periods were as follows:

	Years Ended December 31,
Performance Shares	2024 (b)	2023	2022
Performance Score	109.8%	106.1%	131.1%
Performance Shares Earned	477,487	540,863	512,660
Performance Shares Mandatorily Deferred as AEP Career Shares	39,172	70,377	28,282
Performance Shares Voluntarily Deferred into the Incentive Compensation Deferral Program	21,245	22,716	23,609
Performance Shares to be Settled (a)	417,070	447,770	460,769

(a)Performance shares settled in AEP common stock in the quarter following the end of the year shown.
(b)Performance shares earned, deferred and settled were calculated based on the estimated performance score.

The settlements were as follows:

	Years Ended December 31,
Performance Shares and AEP Career Shares	2024	2023	2022
	(in millions)
AEP Common Stock Settlements for Performance Shares	$38.1	$41.8	$43.2
AEP Common Stock Settlements for Career Share Distributions	8.4	8.3	5.1

A summary of the status of AEP’s nonvested Performance Shares as of December 31, 2024 and changes during the year ended December 31, 2024 were as follows:

Nonvested Performance Shares	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of January 1, 2024	889.9	$99.49
Awarded	440.7	99.76
Dividends	49.4	91.82
Vested (a)	(440.6)	100.52
Forfeited	(161.8)	87.94
Nonvested as of December 31, 2024	777.6	100.97

(a)The vested Performance Shares will be converted to an estimated 417 thousand shares based on the closing share price on the day before settlement.

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

	Years Ended December 31,
Assumptions	2024	2023	2022
Valuation Period (in years) (a)	2.85	2.87	2.86
Expected Volatility Minimum	18.79%	21.23%	25.92%
Expected Volatility Maximum	33.29%	39.00%	40.82%
Expected Volatility Average	22.34%	25.35%	31.09%
Dividend Rate (b)	—%	—%	—%
Risk Free Rate	4.43%	4.32%	1.64%

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

The HR Committee awarded RSUs, including additional units awarded as dividends, as follows:

	Years Ended December 31,
Restricted Stock Units	2024	2023	2022
Awarded Units (in thousands)	417.0	268.4	290.4
Weighted-Average Grant Date Fair Value	$87.85	$88.52	$90.48

The total fair value and total intrinsic value of restricted stock units vested were as follows:

	Years Ended December 31,
Restricted Stock Units	2024	2023	2022
	(in millions)
Fair Value of Restricted Stock Units Vested	$25.9	$18.8	$17.8
Intrinsic Value of Restricted Stock Units Vested (a)	27.3	19.0	20.3

(a)Intrinsic value is calculated as market price at the vesting date.

A summary of the status of AEP’s nonvested RSUs as of December 31, 2024 and changes during the year ended December 31, 2024 were as follows:

Nonvested Restricted Stock Units	Shares/Units	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested as of January 1, 2024	431.1	$88.57
Awarded	417.0	87.85
Vested	(296.8)	87.26
Forfeited	(74.0)	89.97
Nonvested as of December 31, 2024	477.3	88.37

The total aggregate intrinsic value of nonvested RSUs as of December 31, 2024 was $44 million and the weighted-average remaining contractual life was 1.5 years.

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

AEP common stock and cash settlements for stock unit distributions were immaterial for the years ended December 31, 2024, 2023 and 2022.

The Board of Directors awarded stock units, including units awarded for dividends, as follows:

	Years Ended December 31,
Stock Unit Accumulation Plan for Non-Employee Directors	2024	2023	2022
Awarded Units (in thousands)	18.9	19.8	14.5
Weighted-Average Grant Date Fair Value	$91.42	$82.14	$95.16

Share-based Compensation Plans

The compensation cost for share-based payment arrangements, the actual tax benefit from the tax deductions for compensation cost recognized in income and the total compensation cost capitalized were as follows:

	Years Ended December 31,
Share-based Compensation Plans	2024	2023	2022
	(in millions)
Compensation Cost for Share-based Payment Arrangements (a)	$52.9	$50.9	$63.3
Actual Tax Benefit	7.4	6.4	8.0
Total Compensation Cost Capitalized	13.9	15.3	16.0

(a)Compensation cost for share-based payment arrangements is included in Other Operation and Maintenance expenses on the statements of income.

As of December 31, 2024, there was $59 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2015 LTIP and the 2024 LTIP. Unrecognized compensation cost related to unvested share-based arrangements will change as the fair value of performance shares is adjusted each period and as forfeitures for all award types are realized.  AEP’s unrecognized compensation cost will be recognized over a weighted-average period of 1.5 years.

Under the 2015 LTIP and 2024 LTIP, AEP is permitted to use authorized but unissued shares, treasury shares, shares acquired in the open market specifically for distribution under these plans, or any combination thereof to fulfill share commitments. AEP’s current practice is to use authorized but unissued shares to fulfill share commitments. The number of shares used to fulfill share commitments is generally reduced to offset tax withholding obligations.

17.  RELATED PARTY TRANSACTIONS

The disclosures in this note apply to all Registrant Subsidiaries unless indicated otherwise.

For other related party transactions, also see “Income Taxes and Investment and Production Tax Credits” section of Note 1 in addition to “Corporate Borrowing Program” and “Securitized Accounts Receivables – AEP Credit” sections of Note 15.

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

Joint License Agreement (Applies to all Registrant Subsidiaries except AEP Texas and SWEPCo)

AEPTCo entered into a 50-year joint license agreement with APCo, I&M, KPCo, OPCo and PSO, respectively, allowing either party to occupy the granting party’s facilities or real property. In addition, AEPTCo entered into a 5-year joint license agreement with APCo and WPCo. After the expiration of these agreements, the term shall automatically renew for successive one-year terms unless either party provides notice. The joint license billing provides compensation to the granting party for the cost of carrying assets, including depreciation expense, property taxes, interest expense, return on equity and income taxes. AEPTCo recorded the costs related to these agreements in Other Operation expense on the statements of income. APCo, I&M, KPCo, OPCo, PSO and WPCo recorded income related to these agreements in Sales to AEP Affiliates on the statements of income. The impact of the joint license agreement for the years ended December 31, 2024, 2023 and 2022 was not material.

Unit Power Agreements (Applies to I&M)

A UPA between AEGCo and I&M (the I&M Power Agreement) provides for the sale by AEGCo to I&M of all the energy and capacity available to AEGCo at the Rockport Plant unless it is sold to another utility. I&M is obligated, whether or not power is available from AEGCo, to pay as a demand charge for the right to receive such power (and as an energy charge for any associated energy taken by I&M) net of amounts received by AEGCo from any other sources, sufficient to enable AEGCo to pay all of its operating and other expenses, including a rate of return on the common equity of AEGCo as approved by the FERC. The UPA will continue in effect until the debt obligations of AEGCo secured by the Rockport Plant have been satisfied and discharged (currently expected to be December 2028). I&M’s direct purchases from AEGCo were $209 million, $181 million and $242 million for the years ended December 31, 2024, 2023 and 2022, respectively. These direct purchases are presented as Purchased Electricity from AEP Affiliates on I&M’s statements of income.

Ohio Auctions (Applies to OPCo)

In connection with OPCo’s June 2012 - May 2015 ESP, the PUCO ordered OPCo to conduct energy and capacity auctions for its entire SSO load for delivery beginning in June 2015. AEP Energy and AEPEP participate in the auction process and have been awarded tranches of OPCo’s SSO load. OPCo’s auction purchases were $98 million, $87 million and $10 million for the years ended December 31, 2024, 2023 and 2022, respectively. These direct purchases are presented as Purchased Electricity from AEP Affiliates on OPCo’s statements of income.

Sales and Purchases of Property

Certain AEP subsidiaries had affiliated sales and purchases of electric property individually amounting to $100 thousand or more, sales and purchases of meters and transformers, and sales and purchases of transmission property.  There were no gains or losses recorded on the transactions and the net book value of all sales and purchases for the years ended December 31, 2024, 2023 and 2022 were not material. These sales and purchases are recorded in Property, Plant and Equipment on the balance sheets.

Charitable Contributions to AEP Foundation

The American Electric Power Foundation is funded by American Electric Power and its utility operating units. The Foundation provides a permanent, ongoing resource for charitable initiatives and multi-year commitments in the communities served by AEP and initiatives outside of AEP’s 11-state service area. Charitable contributions to the AEP Foundation were not made in 2024 or 2023. Charitable contributions were recorded in Other Operation expenses on the statements of income as follows for the year ended December 31, 2022:

	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Contributions to AEP Foundation	$75.0	$9.9	$11.1	$12.5	$11.0	$8.1	$5.8	$8.8

Other Related Party Contributions

For the years ended December 31, 2023 and 2022, AEP made contributions of $0.1 million and $0.2 million, respectively, to Clean Affordable Reliable Coalition (CARE), a 501(c)(6) organization established to encourage communication, discussion and concerted action related to tax policy associated with clean, affordable and reliable power initiatives. These contributions were made in the ordinary course of business. AEP was a member of CARE and provided the organization its primary financial support. In addition, an employee of AEP served as a board member of the organization during 2023 and 2022. AEP management has determined these contributions are Related Party transactions under ASC 850 based on AEP’s ability to significantly influence the management and operating policies of CARE. AEP made no contributions to CARE in 2024.

Beginning in August 2024, an officer of AEP also served as a member of the board of directors of a company that is a vendor of certain AEP subsidiaries. From August 2024 through December 2024, AEP purchased $44 million of distribution and transmission infrastructure services from the related party vendor in the ordinary course of business. Of this amount, $25 million was incurred by AEP Texas and $13 million was incurred by PSO. The amounts incurred by the remaining Registrant Subsidiaries were not significant.

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

	Years Ended December 31,
Company	2024	2023	2022
	(in millions)
AEGCo	$10.0	$9.3	$11.3
APCo	47.0	39.2	36.1
KPCo	—	—	2.0
WPCo	7.5	10.6	4.7

AEP Wind Holdings LLC PPAs (Applies to I&M, OPCo and SWEPCo)

Prior to acquisition, Fowler Ridge 2 had PPAs with I&M and OPCo and Flat Ridge 2 had a PPA with SWEPCo for a portion of their energy production. The following table shows the amounts of purchased electricity by I&M, PSO and SWEPCo:

	Years Ended December 31,
Company	2023	2022
	(in millions)
I&M	$8.0	$11.8
OPCo	16.1	23.6
SWEPCo	—	13.7

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

The following table shows the net transmission service charges recorded by the Registrant Subsidiaries:

	Years Ended December 31,
Company	2024	2023	2022
	(in millions)
AEP Texas	$30.6	$28.7	$28.5
APCo	380.7	365.1	345.1
I&M	252.7	226.2	220.8
OPCo	696.1	665.3	608.2
PSO	127.1	100.1	110.8
SWEPCo	64.5	49.2	62.1

Affiliated Revenues

The tables below represent revenues from affiliates, net of respective provisions for refund, by type of revenue for the Registrant Subsidiaries. Related party revenues are shown in Sales to AEP Affiliates, Provision for Refund - Affiliated and Other Revenues - Affiliated, respectively, on the Registrant Subsidiaries’ statements of income.

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2024
Direct Sales to East Affiliates	$—	$—	$159.0	$—	$—	$—	$—
Transmission Revenues	—	1,491.1	78.8	(8.8)	(6.9)	0.1	60.6
Other Revenues	5.4	21.2	9.6	75.0	29.6	6.8	1.5
Total Affiliated Revenues	$5.4	$1,512.3	$247.4	$66.2	$22.7	$6.9	$62.1

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2023
Direct Sales to East Affiliates	$—	$—	$158.7	$—	$—	$—	$—
Transmission Revenues	—	1,304.0	70.9	(11.1)	3.2	—	45.3
Barging, Urea Transloading and Other Transportation Services	—	—	—	59.0	—	—	—
Other Revenues	4.9	13.8	9.7	9.9	27.9	1.2	1.5
Total Affiliated Revenues	$4.9	$1,317.8	$239.3	$57.8	$31.1	$1.2	$46.8

Related Party Revenues	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Year Ended December 31, 2022
Direct Sales to East Affiliates	$—	$—	$169.7	$—	$—	$—	$—
Direct Sales to West Affiliates	—	—	—	—	—	—	1.3
Transmission Revenues	—	1,276.4	77.5	7.7	(3.6)	—	51.5
Barging, Urea Transloading and Other Transportation Services	—	—	—	54.1	—	—	—
Other Revenues	3.5	7.4	8.9	7.8	22.4	2.9	1.1
Total Affiliated Revenues	$3.5	$1,283.8	$256.1	$69.6	$18.8	$2.9	$53.9

18.  VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS

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

AEP holds ownership interests in businesses with varying ownership structures. Partnership interests and other variable interests are evaluated to determine if each entity is a VIE, and if so, whether or not the VIE should be consolidated into AEP’s financial statements. AEP has not provided material financial or other support that was not previously contractually required to any of its consolidated VIEs. AEP’s interests in nonconsolidated VIEs are accounted for under the equity method of accounting.

Consolidated Variable Interests Entities

Sabine (Applies to AEP and SWEPCo)

Sabine is a mining operator whose purpose was to provide mining services to SWEPCo’s Pirkey Plant until its retirement in March 2023. See "Pirkey Plant and Related Fuel Operations" section of Note 5 for additional information. Sabine’s post-production operations primarily consist of reclamation and other land-related activities. The terms of these services are governed by a lignite mining agreement between SWEPCo and Sabine.  SWEPCo has no equity investment in Sabine but is Sabine’s only customer.  SWEPCo guarantees the debt obligations and lease obligations of Sabine.  Under the terms of the note agreements with Sabine’s creditors, substantially all assets are pledged and all rights under the lignite mining agreement are assigned to SWEPCo.  The creditors of Sabine have no recourse to any AEP entity other than SWEPCo.  Under the provisions of the lignite mining agreement, SWEPCo is required to pay an amount equal to Sabine’s operating costs plus a management fee and SWEPCo holds an option agreement to purchase Sabine, which SWEPCo exercised in 2023. As a result, SWEPCo will take direct control over reclamation activities in October 2026. Based on these facts, management concluded that SWEPCo is the primary beneficiary and is required to consolidate Sabine.  See the tables below for the classification of Sabine’s assets and liabilities on SWEPCo’s balance sheets.

As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining, SWEPCo provides guarantees of mine reclamation of $155 million.  Since SWEPCo uses self-bonding, the guarantee commits SWEPCo to complete the reclamation, in the event, Sabine does not complete the work.  This guarantee ends upon completion of reclamation activities expected by 2037 with an estimated cost of $100 million.  Actual costs may vary due to inflation and changes in reclamation scope.  SWEPCo recovers these costs through its fuel clauses. As of December 31, 2024, SWEPCo has recorded an ARO of $96 million and has paid or accrued $77 million for reclamation costs billed by Sabine. To date, SWEPCo has collected $97 million from customers for reclamation costs and expects to collect an additional $76 million recorded in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheets.

DCC Fuel (Applies to AEP and I&M)

I&M has nuclear fuel lease agreements with DCC Fuel, which was formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.  DCC Fuel purchased the nuclear fuel from I&M with funds received from the issuance of notes to financial institutions.  Each DCC Fuel entity is a single-lessee leasing arrangement with only one asset and is capitalized with all debt.  Each is a separate legal entity from I&M, the assets of which are not available to satisfy the debts of I&M.  Payments on the leases for the years ended December 31, 2024, 2023 and 2022 were $111 million, $97 million and $84 million, respectively.  The leases qualify as finance leases because title to the nuclear fuel transfers to I&M at the end of the respective lease terms, which do not exceed 54 months.  Based on I&M’s control of DCC Fuel, management concluded that I&M is the primary beneficiary and is required to consolidate DCC Fuel.  The finance leases are eliminated upon consolidation. See the tables below for the classification of DCC Fuel’s assets and liabilities on I&M’s balance sheets.

Transition Funding (Applies to AEP and AEP Texas)

Transition Funding was formed for the sole purpose of issuing and servicing securitization bonds related to restructuring legislation in Texas. Management concluded that AEP Texas is the primary beneficiary of Transition Funding because AEP Texas has the power to direct the most significant activities of the VIE and AEP Texas’ equity interest could potentially be significant. Therefore, AEP Texas is required to consolidate Transition Funding. In December 2024, the final AEP Texas Central Transition Funding III LLC securitization bond matured. As of December 31, 2023, the securitized bond included in Long-term Debt Due Within One Year - Nonaffiliated was $72 million and the securitized bond included in Long-term Debt - Nonaffiliated was immaterial on the balance sheet. Transition Funding’s securitized transition assets were $64 million as of December 31, 2023, which was presented separately on the face of the balance sheet.

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

Restoration Funding (Applies to AEP and AEP Texas)

Restoration Funding was formed for the sole purpose of issuing and servicing securitization bonds related to storm restoration of AEP Texas’ distribution system primarily due to damage caused by Hurricane Harvey. Management concluded that AEP Texas is the primary beneficiary of Restoration Funding because AEP Texas has the power to direct the most significant activities of the VIE and AEP Texas’ equity interest could potentially be significant. Therefore, AEP Texas is required to consolidate Restoration Funding. As of December 31, 2024 and 2023, $24 million and $24 million of the securitized bonds were included in Long-term Debt Due Within One Year - Nonaffiliated, respectively, and $102 million and $126 million were included in Long-term Debt - Nonaffiliated, respectively, on the balance sheets. Restoration Funding’s securitized assets were $117 million and $139 million as of December 31, 2024 and 2023, respectively, which are presented separately on the face of the balance sheets.

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

Appalachian Consumer Rate Relief Funding (Applies to AEP and APCo)

Appalachian Consumer Rate Relief Funding was formed for the sole purpose of issuing and servicing securitization bonds related to APCo’s under-recovered ENEC deferral balance.  Management concluded that APCo is the primary beneficiary of Appalachian Consumer Rate Relief Funding because APCo has the power to direct the most significant activities of the VIE and APCo’s equity interest could potentially be significant.  Therefore, APCo is required to consolidate Appalachian Consumer Rate Relief Funding.  As of December 31, 2024 and 2023, $28 million and $27 million of the securitized bonds were included in Long-term Debt Due Within One Year - Nonaffiliated, respectively, and $91 million and $120 million were included in Long-term Debt - Nonaffiliated, respectively, on the balance sheets.  Appalachian Consumer Rate Relief Funding’s securitized assets were $106 million and $133 million as of December 31, 2024 and 2023, respectively, which are presented separately on the face of the balance sheets.

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

Storm Recovery Funding (Applies to AEP and SWEPCo)

In August 2024, Storm Recovery Funding was formed for the sole purpose of issuing and servicing securitization bonds related to storm recovery primarily related to SWEPCo’s distribution system. Management concluded that SWEPCo is the primary beneficiary of Storm Recovery Funding because SWEPCo has the power to direct the most significant activities of the VIE and SWEPCo’s equity interest could potentially be significant. Therefore, SWEPCo is required to consolidate Storm Recovery Funding. As of December 31, 2024, $23 million of the securitized bonds was included in Long-term Debt Due Within One Year - Nonaffiliated and $309 million was included in Long-term Debt - Nonaffiliated on the balance sheet. Storm Recovery Funding’s securitized assets are $331 million as of December 31, 2024, which is presented separately on the face of the balance sheet.

The securitized assets represent the right to impose and collect SWEPCo storm recovery charges from SWEPCo’s Louisiana jurisdictional customers. The securitization bonds are payable only from and secured by the securitized assets. The bondholders have no recourse to SWEPCo or any other AEP entity. SWEPCo acts as the servicer for Storm Recovery Funding’s securitized assets and remits all related amounts collected from customers to Storm Recovery Funding for interest and principal payments on the securitization bonds and related costs. See the tables below for the classification of Storm Recovery Funding’s assets and liabilities on the balance sheet.

AEP Credit (Applies to AEP)

AEP Credit is a wholly-owned subsidiary of Parent. AEP Credit purchases, without recourse, accounts receivable from certain utility subsidiaries of AEP to reduce working capital requirements. AEP provides a minimum of 5% equity and up to 35% of AEP Credit’s short-term borrowing needs in excess of third-party financings. Any third-party financing of AEP Credit only has recourse to the receivables securitized for such financing. Based on AEP’s control of AEP Credit, management concluded that AEP is the primary beneficiary and is required to consolidate AEP Credit. See the tables below for the classification of AEP Credit’s assets and liabilities on the balance sheets. See “Securitized Accounts Receivables - AEP Credit” section of Note 15.

EIS (Applies to AEP)

AEP’s subsidiaries participate in one protected cell of EIS for seven lines of insurance. EIS has multiple protected cells. Neither AEP nor its subsidiaries have an equity investment in EIS. The AEP System is essentially this EIS cell’s only participant, but allows certain third-parties access to this insurance. AEP’s subsidiaries and any allowed third-parties share in the insurance coverage, premiums and risk of loss from claims. Based on AEP’s control and the structure of the protected cell of EIS, management concluded that AEP is the primary beneficiary of the protected cell and is required to consolidate the protected cell of EIS. The insurance premium expense to the protected cell for the years ended December 31, 2024, 2023 and 2022 was $37 million, $34 million and $31 million, respectively. See the tables below for the classification of the protected cell’s assets and liabilities on the balance sheets.  The amount reported as equity is the protected cell’s policy holders’ surplus.

Transource Energy (Applies to AEP)

Transource Energy was formed for the purpose of investing in utilities which develop, acquire, construct, own and operate transmission facilities in accordance with FERC-approved rates. AEP has an 86.5% equity and voting ownership interest and the remaining 13.5% interest is held by a single third-party owner. Management concluded that Transource Energy is a VIE and that AEP is the primary beneficiary because AEP has the power to direct the most significant activities of the entity and AEP’s equity interest could potentially be significant. Therefore, AEP is required to consolidate Transource Energy. Transource Energy’s activities consist of the development, construction and operation of FERC-regulated transmission assets in Missouri, West Virginia, Pennsylvania, Maryland and Oklahoma. Transource Energy has a credit facility agreement where borrowings are loaned through intercompany lending agreements to its subsidiaries. The creditor to the agreement has no recourse to the general credit of AEP. Transource Energy’s credit facility agreement contains certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%. See the tables below for the classification of Transource Energy’s assets and liabilities on the balance sheets.

The balances below represent the assets and liabilities of AEP’s consolidated VIEs. These balances include intercompany transactions that are eliminated upon consolidation.

December 31, 2024

	Consolidated VIEs
	SWEPCo Sabine	I&M DCC Fuel	AEP Texas Restoration Funding		APCo Appalachian Consumer Rate Relief Funding		SWEPCo Storm Recovery Funding	AEP Credit	Protected Cell of EIS	Transource Energy
	(in millions)
ASSETS
Current Assets	$6.0	$79.3	$21.3		$14.2		$3.4	$1,118.3	$218.5	$40.2
Net Property, Plant and Equipment	—	132.3	—		—		—	—	—	598.3
Other Noncurrent Assets	110.8	63.6	121.9	(a)	109.6	(b)	331.4	10.5	—	3.5
Total Assets	$116.8	$275.2	$143.2		$123.8		$334.8	$1,128.8	$218.5	$642.0

LIABILITIES AND EQUITY
Current Liabilities	$20.1	$79.2	$30.7		$30.5		$24.4	$1,068.8	$54.7	$57.2
Noncurrent Liabilities	96.3	196.0	111.2		91.4		308.7	1.0	96.0	274.3
Equity	0.4	—	1.3		1.9		1.7	59.0	67.8	310.5
Total Liabilities and Equity	$116.8	$275.2	$143.2		$123.8		$334.8	$1,128.8	$218.5	$642.0

(a)Includes an intercompany item eliminated in consolidation of $5 million.
(b)Includes an intercompany item eliminated in consolidation of $1 million.

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

Non-Consolidated Significant Variable Interests - AEP

AEPSC (Applies to Registrant Subsidiaries)

AEPSC, a wholly-owned subsidiary of Parent, is consolidated by AEP. Parent is the sole equity owner of AEPSC and controls the activities of AEPSC. AEPSC provides certain managerial and professional services to AEP’s subsidiaries.  The costs of the services are based on a direct-charge or on a prorated basis and billed to the AEP subsidiary companies at AEPSC’s cost.  AEP subsidiaries have not provided financial or other support outside of the reimbursement of costs for services rendered.  AEPSC finances its operations through cost reimbursement from other AEP subsidiaries.  There are no other terms or arrangements between AEPSC and any of the AEP subsidiaries that could require additional financial support from an AEP subsidiary or expose them to losses outside of the normal course of business.  AEPSC and its billings are subject to regulation by the FERC.  AEP subsidiaries are exposed to losses to the extent they cannot recover the costs of AEPSC through their normal business operations.  AEP subsidiaries are considered to have a significant variable interest in AEPSC due to their activity in AEPSC’s cost reimbursement structure.  However, AEP subsidiaries do not have control over AEPSC.  In the event AEPSC would require financing or other support outside the cost reimbursement billings, this financing would be provided by AEP.

Total AEPSC billings to the Registrant Subsidiaries were as follows:

	Years Ended December 31,
Company	2024	2023	2022
	(in millions)
AEP Texas	$242.6	$228.5	$236.8
AEPTCo	289.7	269.9	286.6
APCo	335.3	324.9	347.5
I&M	187.6	178.4	192.4
OPCo	283.4	269.5	272.5
PSO	157.4	138.6	142.3
SWEPCo	194.4	185.1	192.5

The carrying amount and classification of variable interest in AEPSC’s accounts payable were as follows:

	December 31,
	2024		2023
Company	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
AEP Texas	$26.1	$26.1	$15.1	$15.1
AEPTCo	29.3	29.3	17.9	17.9
APCo	36.4	36.4	21.1	21.1
I&M	25.1	25.1	14.3	14.3
OPCo	34.5	34.5	19.0	19.0
PSO	19.2	19.2	10.6	10.6
SWEPCo	22.0	22.0	12.7	12.7

AEGCo (Applies to I&M)

AEGCo, a wholly-owned subsidiary of Parent, is consolidated by AEP.  AEGCo owns a 50% ownership interest in Rockport Plant, Units 1 and 2. AEGCo sells its portion of the output from the Rockport Plant to I&M.  AEP has agreed to provide AEGCo with the funds necessary to satisfy all the debt obligations of AEGCo.  I&M is considered to have a significant variable interest in AEGCo due to these transactions.  I&M is exposed to losses to the extent it cannot recover the costs of AEGCo through its normal business operations.  In the event AEGCo requires financing or other support outside the billings to I&M, it would be provided by AEP. AEGCo’s billings to I&M for the years ended December 31, 2024, 2023 and 2022 were $209 million, $181 million and $242 million, respectively. The carrying amounts of I&M’s liabilities associated with AEGCo as of December 31, 2024 and 2023 were $14 million and $15 million, respectively. Management estimates the maximum exposure of loss to be equal to the amount of such liabilities.

AEP Development Services (Applies to OPCo)

AEP Development Services LLC (Devco), a wholly-owned subsidiary of Parent, is consolidated by AEP. Devco was formed for the purpose of developing, constructing, and installing energy projects for the regulated operating companies across the AEP system. In the fourth quarter of 2024, Devco executed a purchase agreement with Bloom Energy, acquiring 100 MWs of solid oxide fuel cells with an option to acquire up to one gigawatt in total by the end of 2025. Devco contemporaneously executed an affiliated services agreement with OPCo to establish the terms and conditions for Devco to design, procure, construct, and ultimately sell customer-sited, behind-the-meter fuel cell generation facilities to OPCo. Sales of fuel cell generation facilities will be made for OPCo to meet its obligations arising from bilateral customer-sited renewable energy resource agreements (CSRERAs) entered with its commercial customers. Sales are generally expected to close when a fuel cell generation facility is mechanically complete and will be sold at net book value plus reimbursement for the costs of Devco’s services. OPCo will own and operate the fuel cell generation facilities, and sell power produced by them to its customers under the terms of the applicable CSRERAs.

Devco is a VIE because its operations and activities, including the initial 100 MWs purchase of fuel cells from Bloom Energy, are entirely financed by Parent through borrowings from the Nonutility Money Pool. Parent controls the significant activities of Devco and is exposed to its potential losses to the extent sales of completed fuel cell generation facilities to OPCo are insufficient to cover its costs of operations.  AEP intends to recover its investment through the fulfillment of contractual commitments to deploy and install fuel cells to provide electricity service to customers. Based on AEP’s control of Devco, management concluded that AEP is the primary beneficiary and is required to consolidate Devco. In addition, OPCo has a noncontrolling variable interest in Devco because of the pricing structure for the sales of fuel cell generation facilities. As of December 31, 2024, the amounts of CWIP and borrowings from the Nonutility Money Pool were $457 million and $456 million, respectively.

Non-Consolidated Significant Variable Interests - Registrant Subsidiaries

DHLC (Applies to AEP and SWEPCo)

DHLC is a mining operator which previously sold 50% of the lignite produced to SWEPCo and 50% to CLECO.  The operations of DHLC are governed by the lignite mining agreement among SWEPCo, CLECO and DHLC. SWEPCo and CLECO share the executive board seats and voting rights equally. In accordance with the lignite mining agreement, each entity is responsible for 50% of DHLC’s obligations, including debt.  SWEPCo and CLECO equally approve DHLC’s annual budget.  The creditors of DHLC have no recourse to any AEP entity other than SWEPCo.  As SWEPCo is the sole equity owner of DHLC, it receives 100% of the management fee earned by DHLC.  In April 2020, SWEPCo and CLECO jointly filed a notification letter to the LPSC providing notice of the cessation of lignite mining. SWEPCo’s total billings from DHLC for the years ended December 31, 2024, 2023, and 2022 were not material.  DHLC paid dividends of $1 million, $1 million, and $25 million to SWEPCo for the years ended December 31, 2024, 2023 and 2022, respectively. SWEPCo does not have the power to control decision making that significantly impacts the economic performance of DHLC because such power is shared with CLECO. As a result, SWEPCo is not required to consolidate DHLC as it is not the primary beneficiary, although it holds a significant variable interest in DHLC.  SWEPCo’s equity investment in DHLC is included in Deferred Charges and Other Noncurrent Assets on SWEPCo’s balance sheets.

SWEPCo’s investment in DHLC was:

	December 31,
	2024		2023
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from SWEPCo	$7.6	$7.6	$7.6	$7.6
Retained Earnings	0.3	0.3	0.4	0.4
SWEPCo’s Share of Obligations	—	15.6	—	19.2
Total Investment in DHLC	$7.9	$23.5	$8.0	$27.2

OVEC (Applies to AEP and OPCo)

AEP and several nonaffiliated utility companies jointly own OVEC.  As of December 31, 2024, AEP’s ownership in OVEC was 43.47%. Parent owns 39.17% and OPCo owns 4.3%. APCo, I&M and OPCo are members to an intercompany power agreement.  The Registrants’ power participation ratios are 15.69% for APCo, 7.85% for I&M and 19.93% for OPCo. Participants of this agreement are entitled to receive and are obligated to pay for all OVEC generating capacity, approximately 2,400 MWs, in proportion to their respective power participation ratios. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs, including outstanding indebtedness, and provide a return on capital.  The intercompany power agreement ends in June 2040.

AEP and other nonaffiliated owners authorized environmental investments related to their ownership interests. OVEC financed capital expenditures in connection with the engineering and construction of FGD projects and the associated waste disposal landfills at its two generation plants.  These environmental projects were funded through debt issuances. As of December 31, 2024 and 2023, OVEC’s outstanding indebtedness was approximately $997 million and $1.1 billion, respectively. Although they are not an obligor or guarantor, the Registrants’ are responsible for their respective ratio of OVEC’s outstanding debt through the intercompany power agreement. Principal and interest payments related to OVEC’s outstanding indebtedness are disclosed in accordance with the accounting guidance for “Commitments.” See the “Commitments” section of Note 6 for additional information.

AEP is not required to consolidate OVEC as it is not the primary beneficiary, although AEP and OPCo each hold a significant variable interest in OVEC. Power to control decision making that significantly impacts the economic performance of OVEC is shared amongst the owners through their representation on the Board of Directors of OVEC and the representation of the sponsoring companies on the Operating Committee under the intercompany power agreement.

AEP’s investment in OVEC was:

	December 31,
	2024		2023
	As Reported on the Balance Sheet	Maximum Exposure	As Reported on the Balance Sheet	Maximum Exposure
	(in millions)
Capital Contribution from AEP	$4.4	$4.4	$4.4	$4.4
AEP’s Share of OVEC Debt (a)	—	433.2	—	465.3
Total Investment in OVEC	$4.4	$437.6	$4.4	$469.7

(a)Based on the Registrants’ power participation ratios, APCo, I&M and OPCo’s share of OVEC debt was $156 million, $78 million and $199 million as of December 31, 2024, respectively, and $168 million, $84 million and $213 million as of December 31, 2023, respectively.

Power purchased by the Registrant Subsidiaries from OVEC is included in Purchased Electricity, Fuel and Other Consumables Used for Electric Generation and Purchased Electricity for Resale on the statements of income and is shown in the table below:

	Years Ended December 31,
Company	2024	2023	2022
	(in millions)
APCo	$133.6	$121.8	$119.3
I&M	66.8	60.9	59.7
OPCo	169.7	154.7	151.8

Significant Equity Method Investment in Unconsolidated Entities (Applies to AEP)

For a discussion of the equity method of accounting, see the “Equity Method Investments in Unconsolidated Entities” section of Note 1.

ETT

ETT designs, acquires, constructs, owns and operates certain transmission facilities in ERCOT. BHE, a nonaffiliated entity, holds a 50% membership interest in ETT and AEP Transmission Holdco holds a 50% membership interest in ETT. As a result, AEP, through its wholly-owned subsidiary, holds a 50% membership interest in ETT. As of December 31, 2024 and 2023, AEP’s investment in ETT was $897 million and $811 million, respectively. AEP’s equity earnings associated with ETT were $86 million, $74 million and $74 million for the years ended December 31, 2024, 2023 and 2022, respectively.

19.  PROPERTY, PLANT AND EQUIPMENT

The disclosures in this note apply to all Registrants unless indicated otherwise.

Property, Plant and Equipment is shown functionally on the face of the balance sheets. The following tables include the total plant balances as of December 31, 2024 and 2023:

December 31, 2024	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Regulated Property, Plant and Equipment
Generation	$24,694.5	(a)	$—	$—	$7,272.6	$5,438.5	$—	$2,772.4	$5,287.5	(a)
Transmission	38,871.9		7,546.2	14,913.4	5,001.5	1,957.8	3,663.9	1,345.3	2,863.8
Distribution	31,061.9		6,250.5	—	5,568.5	3,535.0	7,244.0	3,698.8	3,007.1
Other	6,544.9		1,172.9	515.9	1,023.9	948.3	1,245.3	546.8	682.7
CWIP	6,321.5	(a)	1,118.0	1,965.4	742.6	330.1	691.1	378.8	627.3	(a)
Less: Accumulated Depreciation	25,794.0		2,045.7	1,578.5	6,030.9	4,607.0	2,883.0	2,214.7	3,048.5
Total Regulated Property, Plant and Equipment - Net	81,700.7		14,041.9	15,816.2	13,578.2	7,602.7	9,961.3	6,527.4	9,419.9
Nonregulated Property, Plant and Equipment - Net	714.9		1.6	0.3	34.3	76.6	9.8	4.9	26.2
Total Property, Plant and Equipment - Net	$82,415.6		$14,043.5	$15,816.5	$13,612.5	$7,679.3	$9,971.1	$6,532.3	$9,446.1

December 31, 2023	AEP		AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Regulated Property, Plant and Equipment
Generation	$23,862.7	(a)	$—	$—	$7,041.3	$5,588.7	$—	$2,695.5	$4,790.7	(a)
Transmission	35,903.6		6,812.6	13,723.9	4,711.8	1,906.4	3,395.1	1,228.3	2,660.6
Distribution	28,989.9		5,798.8	—	5,176.6	3,254.0	6,839.4	3,450.8	2,824.1
Other	5,986.1		1,142.9	501.2	943.7	856.8	1,114.4	502.7	544.1
CWIP	5,480.6	(a)	904.6	1,563.7	709.2	294.1	654.0	313.7	555.8	(a)
Less: Accumulated Depreciation	24,093.8		1,886.7	1,291.4	5,684.0	4,353.7	2,712.7	2,083.6	2,840.8
Total Regulated Property, Plant and Equipment - Net	76,129.1		12,772.2	14,497.4	12,898.6	7,546.3	9,290.2	6,107.4	8,534.5
Nonregulated Property, Plant and Equipment - Net	564.3		1.8	0.3	32.9	82.7	9.7	4.9	23.9
Total Property, Plant and Equipment - Net	$76,693.4		$12,774.0	$14,497.7	$12,931.5	$7,629.0	$9,299.9	$6,112.3	$8,558.4

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

Depreciation, Depletion and Amortization

The Registrants provide for depreciation of Property, Plant and Equipment, excluding coal-mining properties, on a straight-line basis over the estimated useful lives of property, generally using composite rates by functional class.  The following tables provide total regulated annual composite depreciation rates and depreciable lives for the Registrants:

AEP
	2024						2023						2022
Functional Class of Property	Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges			Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges			Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges
				(in years)						(in years)						(in years)
Generation	2.7%	-	4.9%	20	-	162	2.7%	-	4.7%	20	-	162	2.7%	-	7.6%	20	-	132
Transmission	2.1%	-	2.7%	15	-	79	2.0%	-	2.7%	15	-	78	2.0%	-	2.7%	24	-	75
Distribution	2.8%	-	3.5%	7	-	85	2.9%	-	3.6%	7	-	85	2.7%	-	3.6%	7	-	78
Other	3.0%	-	8.9%	5	-	75	3.8%	-	9.1%	5	-	75	3.1%	-	14.4%	5	-	75

AEP Texas
	2024				2023				2022
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.2%	50	-	79	2.2%	50	-	75	2.2%	50	-	75
Distribution	2.8%	15	-	74	2.9%	7	-	70	2.9%	7	-	70
Other	5.9%	5	-	54	6.0%	5	-	50	6.2%	5	-	50

AEPTCo
	2024				2023				2022
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.7%	24	-	78	2.6%	24	-	78	2.6%	24	-	75
Other	7.1%	5	-	58	7.0%	5	-	58	6.6%	5	-	56

APCo
	2024				2023				2022
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	3.2%	35	-	162	3.3%	35	-	162	3.6%	35	-	118
Transmission	2.3%	15	-	78	2.3%	15	-	78	2.2%	24	-	75
Distribution	3.5%	12	-	60	3.6%	12	-	60	3.6%	12	-	57
Other	6.8%	5	-	55	7.4%	5	-	55	7.3%	5	-	55

I&M
	2024				2023				2022
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	4.9%	20	-	132	4.7%	20	-	132	4.9%	20	-	132
Transmission	2.6%	44	-	67	2.5%	44	-	67	2.5%	44	-	67
Distribution	2.8%	15	-	76	2.9%	14	-	71	3.1%	14	-	71
Other	8.9%	5	-	45	9.1%	5	-	45	10.1%	5	-	45

OPCo
	2024				2023				2022
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Transmission	2.3%	39	-	60	2.3%	39	-	60	2.3%	39	-	60
Distribution	3.1%	11	-	70	3.1%	11	-	70	2.7%	11	-	70
Other	5.9%	5	-	50	6.4%	5	-	50	6.1%	5	-	50

PSO
	2024				2023				2022
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	3.3%	30	-	78	3.0%	25	-	75	3.1%	30	-	75
Transmission	2.6%	41	-	75	2.6%	41	-	75	2.5%	42	-	75
Distribution	2.8%	15	-	85	2.9%	15	-	85	2.9%	15	-	78
Other	6.6%	5	-	58	6.8%	5	-	58	6.8%	5	-	56

SWEPCo
	2024				2023				2022
Functional Class of Property	Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges			Annual Composite Depreciation Rate	Depreciable Life Ranges
		(in years)				(in years)				(in years)
Generation	3.7%	30	-	65	2.9%	30	-	65	2.7%	30	-	65
Transmission	2.2%	46	-	70	2.2%	46	-	70	2.3%	44	-	70
Distribution	2.9%	7	-	75	2.9%	7	-	75	2.9%	15	-	75
Other	6.7%	5	-	58	8.5%	5	-	58	9.0%	5	-	57

The following table includes the nonregulated annual composite depreciation rate ranges and nonregulated depreciable life ranges for AEP. With the exception of I&M, the Registrants' depreciation rate ranges and depreciable life ranges are not meaningful for nonregulated property for 2024, 2023 and 2022.

	2024						2023						2022
Functional Class of Property	Annual Composite Depreciation Rate Ranges (a)			Depreciable Life Ranges (a)			Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges			Annual Composite Depreciation Rate Ranges			Depreciable Life Ranges
				(in years)						(in years)						(in years)
Generation	1.8%	-	6.0%	39	-	61	4.8%	-	6.7%	10	-	61	3.8%	-	8.7%	3	-	61
Transmission	NA			NA			2.5%			62			2.8%			10	-	62
Distribution	NA			NA			NA			NA			NA			NA
Other	9.7%			5	-	35	10.6%			5	-	35	25.2%			5	-	35
(a) I&M's annual composite depreciation rate for Generation property is 1.8% and the depreciable life is 39 years.
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

Asset Retirement Obligations (Applies to all Registrants except AEPTCo)

Listed below are significant changes to the Registrants ARO balances as of December 31, 2024 and 2023:

•In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land. In the second quarter of 2024, AEP evaluated the applicability of the rule to current and former plant sites and incurred ARO liabilities of $602 million and revised cash flow estimates by an additional $72 million based on initial cost estimates. See the “Federal EPA’s Revised CCR Rule” section of Note 6 for additional information.
•In December 2024, I&M recorded a $176 million revision as a result of the completion of the latest Cook Plant nuclear decommissioning study.  I&M's ARO related to nuclear decommissioning costs for the Cook Plant was $1.97 billion and $2.11 billion as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the fair value of I&M’s assets that are legally restricted for purposes of settling decommissioning liabilities totaled $4.03 billion and $3.51 billion, respectively.  These assets are included in Spent Nuclear Fuel and Decommissioning Trusts on I&M’s balance sheets.

The following is a reconciliation of the 2024 and 2023 aggregate carrying amounts of ARO by Registrant:

Company	ARO as of December 31, 2023	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates (a)	ARO as of December 31, 2024
	(in millions)
AEP(b)(c)(d)(e)(f)	$3,031.2	$140.1	$612.4	$(102.4)	$(69.6)	$3,611.7
AEP Texas (e)	4.5	0.2	—	(0.8)	—	3.9
APCo (b)(e)(f)	464.0	27.7	247.1	(18.1)	81.0	801.7
I&M (b)(c)(e)	2,106.0	80.2	85.7	(2.2)	(175.9)	2,093.8
OPCo (b)(e)	2.1	1.4	52.9	(0.1)	—	56.3
PSO (b)(e)(f)	84.2	5.8	33.7	(1.9)	—	121.8
SWEPCo (b)(d)(e)(f)	281.6	16.2	30.2	(69.2)	19.9	278.7

Company	ARO as of December 31, 2022	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates (a)	ARO as of December 31, 2023
	(in millions)
AEP (b)(c)(d)(e)(f)	$2,943.6	$116.3	$38.9	$(130.6)	$63.0	$3,031.2
AEP Texas (e)	4.5	0.2	—	(0.3)	0.1	4.5
APCo (b)(e)(f)	427.7	16.8	16.1	(23.1)	26.5	464.0
I&M (b)(c)(e)	2,028.1	74.8	4.8	(3.7)	2.0	2,106.0
OPCo (e)	5.0	0.2	—	(3.1)	—	2.1
PSO (b)(e)(f)	75.7	4.7	5.8	(1.2)	(0.8)	84.2
SWEPCo (b)(d)(e)(f)	280.9	13.7	7.5	(55.0)	34.5	281.6

(a)Unless discussed above, primarily related to ash ponds, landfills and mine reclamation, generally due to changes in estimated closure area, volumes and/or unit costs.
(b)Includes ARO related to ash disposal facilities.
(c)Includes ARO related to nuclear decommissioning costs for the Cook Plant.
(d)Includes ARO related to Sabine and DHLC.
(e)Includes ARO related to asbestos removal.
(f)Includes ARO related to renewables.

Allowance for Funds Used During Construction and Interest Capitalization

The Registrants’ amounts of Allowance for Equity Funds Used During Construction are summarized in the following table:

	Years Ended December 31,
Company	2024	2023	2022
	(in millions)
AEP	$211.0	$174.9	$133.7
AEP Texas	45.9	28.4	19.7
AEPTCo	89.4	83.2	70.7
APCo	16.1	11.9	11.7
I&M	13.3	10.9	9.8
OPCo	23.4	17.1	13.9
PSO	7.4	8.4	1.5
SWEPCo	13.5	11.5	4.9

The Registrants’ amounts of allowance for borrowed funds used during construction, including capitalized interest, are summarized in the following table:

	Years Ended December 31,
Company	2024	2023	2022
	(in millions)
AEP	$129.8	$117.3	$63.0
AEP Texas	30.7	23.4	11.5
AEPTCo	33.7	31.4	22.4
APCo	10.5	14.1	6.5
I&M	9.2	7.7	5.7
OPCo	12.8	14.0	6.7
PSO	9.7	5.2	2.7
SWEPCo	15.1	9.8	4.3

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

			Registrant’s Share as of December 31, 2024
	Fuel Type	Percent of Ownership	Utility Plant in Service	Construction Work in Progress	Accumulated Depreciation
			(in millions)
AEP
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$404.1	$3.4	$188.8
Turk Generating Plant (a)	Coal	73.3%	1,517.0	1.2	350.2
Total			$1,921.1	$4.6	$539.0

I&M
Rockport Generating Plant (b)(c)	Coal	50.0%	$1,345.0	$10.9	$1,181.8

PSO
North Central Wind Energy Facilities (d)(e)	Wind	45.5%	$912.3	$1.0	$77.6

SWEPCo
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$404.1	$3.4	$188.8
Turk Generating Plant (a)	Coal	73.3%	1,517.0	1.2	350.2
North Central Wind Energy Facilities (d)(e)	Wind	54.5%	1,093.5	1.2	98.1
Total			$3,014.6	$5.8	$637.1

			Registrant’s Share as of December 31, 2023
	Fuel Type	Percent of Ownership	Utility Plant in Service	Construction Work in Progress	Accumulated Depreciation
			(in millions)
AEP
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$402.8	$1.6	$167.5
Turk Generating Plant (a)	Coal	73.3%	1,504.0	10.1	323.3
Total			$1,906.8	$11.7	$490.8

I&M
Rockport Generating Plant (b)(c)	Coal	50.0%	$1,341.4	$7.9	$1,018.9

PSO
North Central Wind Energy Facilities (d)(e)	Wind	45.5%	$906.3	$2.4	$54.1

SWEPCo
Flint Creek Generating Station, Unit 1 (a)	Coal	50.0%	$402.8	$1.6	$167.5
Turk Generating Plant (a)	Coal	73.3%	1,504.0	10.1	323.3
North Central Wind Energy Facilities (d)(e)	Wind	54.5%	1,086.3	2.9	67.9
Total			$2,993.1	$14.6	$558.7

(a)Operated by SWEPCo.
(b)Operated by I&M.
(c)AEGCo owns 50%.
(d)Operated by PSO.
(e)PSO and SWEPCo own undivided interests of 45.5% and 54.5% of the NCWF, respectively.

20. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers
The table below represents AEP’s reportable segment revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Year Ended December 31, 2024
	VIU	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$4,561.9	$2,755.7	$—	$—	$—	$—	$7,317.6
Commercial Revenues	2,731.4	1,567.4	—	—	—	—	4,298.8
Industrial Revenues (a)	2,659.0	515.2	—	—	—	(0.9)	3,173.3
Other Retail Revenues	231.5	56.4	—	—	—	—	287.9
Total Retail Revenues	10,183.8	4,894.7	—	—	—	(0.9)	15,077.6

Wholesale and Competitive Retail Revenues:
Generation Revenues	747.8	—	—	103.2	—	—	851.0
Transmission Revenues (b)	483.3	769.5	1,978.3	—	—	(1,620.1)	1,611.0
Renewable Generation Revenues (a)	—	—	—	23.2	—	(4.4)	18.8
Retail, Trading and Marketing Revenues (c)	—	—	—	2,080.5	1.3	(96.4)	1,985.4
Total Wholesale and Competitive Retail Revenues	1,231.1	769.5	1,978.3	2,206.9	1.3	(1,720.9)	4,466.2

Other Revenues from Contracts with Customers (d)	227.3	197.5	25.8	4.1	184.7	(213.5)	425.9

Total Revenues from Contracts with Customers	11,642.2	5,861.7	2,004.1	2,211.0	186.0	(1,935.3)	19,969.7

Other Revenues:
Alternative Revenue Programs (e)	(22.0)	26.0	(53.3)	—	—	(29.8)	(79.1)
Other Revenues (a) (f)	(23.6)	20.0	—	(165.6)	(2.9)	2.8	(169.3)
Total Other Revenues	(45.6)	46.0	(53.3)	(165.6)	(2.9)	(27.0)	(248.4)

Total Revenues	$11,596.6	$5,907.7	$1,950.8	$2,045.4	$183.1	$(1,962.3)	$19,721.3

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEP Transmission Holdco was $1.6 billion and Vertically Integrated Utilities was $177 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Generation & Marketing was $96 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for Corporate and Other was $137 million. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(f)Generation & Marketing includes economic hedge activity.

	Year Ended December 31, 2023
	VIU	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$4,479.3	$2,609.1	$—	$—	$—	$—	$7,088.4
Commercial Revenues	2,678.8	1,497.2	—	—	—	—	4,176.0
Industrial Revenues (a)	2,748.2	642.1	—	—	—	(0.9)	3,389.4
Other Retail Revenues	242.7	50.7	—	—	—	—	293.4
Total Retail Revenues	10,149.0	4,799.1	—	—	—	(0.9)	14,947.2

Wholesale and Competitive Retail Revenues:
Generation Revenues	662.5	—	—	111.3	—	—	773.8
Transmission Revenues (b)	444.0	701.6	1,748.9	—	—	(1,418.3)	1,476.2
Renewable Generation Revenues (a)	—	—	—	80.6	—	(6.7)	73.9
Retail, Trading and Marketing Revenues (c)	—	—	—	1,836.2	0.6	(82.2)	1,754.6
Total Wholesale and Competitive Retail Revenues	1,106.5	701.6	1,748.9	2,028.1	0.6	(1,507.2)	4,078.5

Other Revenues from Contracts with Customers (d)	204.4	208.1	16.8	8.6	151.5	(160.3)	429.1

Total Revenues from Contracts with Customers	11,459.9	5,708.8	1,765.7	2,036.7	152.1	(1,668.4)	19,454.8

Other Revenues:
Alternative Revenue Programs (e)	(35.0)	(19.5)	(37.1)	—	—	(25.5)	(117.1)
Other Revenues (a) (f)	24.6	24.0	(0.1)	(404.5)	15.9	(15.3)	(355.4)
Total Other Revenues	(10.4)	4.5	(37.2)	(404.5)	15.9	(40.8)	(472.5)

Total Revenues	$11,449.5	$5,713.3	$1,728.5	$1,632.2	$168.0	$(1,709.2)	$18,982.3

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
(f)Generation & Marketing includes economic hedge activity.

	Year Ended December 31, 2022
	VIU	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$4,498.6	$2,497.3	$—	$—	$—	$—	$6,995.9
Commercial Revenues	2,576.5	1,365.2	—	—	—	—	3,941.7
Industrial Revenues (a)	2,543.8	711.3	—	—	—	(0.9)	3,254.2
Other Retail Revenues	212.2	49.1	—	—	—	—	261.3
Total Retail Revenues	9,831.1	4,622.9	—	—	—	(0.9)	14,453.1

Wholesale and Competitive Retail Revenues:
Generation Revenues	958.3	—	—	271.2	—	—	1,229.5
Transmission Revenues (b)	442.8	650.0	1,700.6	—	—	(1,413.2)	1,380.2
Renewable Generation Revenues (a)	—	—	—	129.1	—	(8.0)	121.1
Retail, Trading and Marketing Revenues (a)	—	—	—	1,713.2	6.9	(10.1)	1,710.0
Total Wholesale and Competitive Retail Revenues	1,401.1	650.0	1,700.6	2,113.5	6.9	(1,431.3)	4,440.8

Other Revenues from Contracts with Customers (c)	241.1	247.3	8.2	12.1	93.9	(104.8)	497.8

Total Revenues from Contracts with Customers	11,473.3	5,520.2	1,708.8	2,125.6	100.8	(1,537.0)	19,391.7

Other Revenues:
Alternative Revenue Programs (d)	3.8	(26.8)	(31.8)	—	—	(57.7)	(112.5)
Other Revenues (a) (e)	0.4	18.6	—	341.3	9.1	(9.1)	360.3
Total Other Revenues	4.2	(8.2)	(31.8)	341.3	9.1	(66.8)	247.8

Total Revenues	$11,477.5	$5,512.0	$1,677.0	$2,466.9	$109.9	$(1,603.8)	$19,639.5

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

The table below represents revenues from contracts with customers, net of respective provisions for refund, by type of revenue for the Registrant Subsidiaries:

	Year Ended December 31, 2024
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$724.8	$—	$1,772.0	$847.2	$2,030.8	$799.6	$726.4
Commercial Revenues	466.6	—	764.4	605.1	1,100.7	509.5	558.1
Industrial Revenues (a)	141.5	—	813.1	595.6	373.7	349.1	367.9
Other Retail Revenues	38.9	—	113.0	5.1	17.4	100.5	9.2
Total Retail Revenues	1,371.8	—	3,462.5	2,053.0	3,522.6	1,758.7	1,661.6

Wholesale Revenues:
Generation Revenues (b)	—	—	304.5	393.9	—	9.4	176.9
Transmission Revenues (c)	673.2	1,924.6	184.6	40.6	96.3	42.1	172.1
Total Wholesale Revenues	673.2	1,924.6	489.1	434.5	96.3	51.5	349.0

Other Revenues from Contracts with Customers (d)	35.8	25.9	87.2	116.0	162.0	39.3	32.7

Total Revenues from Contracts with Customers	2,080.8	1,950.5	4,038.8	2,603.5	3,780.9	1,849.5	2,043.3

Other Revenues:
Alternative Revenue Programs (e)	(0.9)	(59.6)	(6.4)	(7.6)	26.9	(3.1)	(7.0)
Other Revenues (a)	—	—	0.2	(23.9)	20.0	—	—
Total Other Revenues	(0.9)	(59.6)	(6.2)	(31.5)	46.9	(3.1)	(7.0)

Total Revenues	$2,079.9	$1,890.9	$4,032.6	$2,572.0	$3,827.8	$1,846.4	$2,036.3

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for APCo was $159 million primarily relating to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo was $1.6 billion, APCo was $87 million and SWEPCo was $65 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for I&M was $75 million primarily relating to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
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

Fixed Performance Obligations (Applies to AEP, APCo and I&M)

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of December 31, 2024. Fixed performance obligations primarily include electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrants elected to apply the exemption to not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. Due to the annual establishment of revenue requirements, transmission revenues are excluded from the table below. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2025	2026-2027	2028-2029	After 2029	Total
	(in millions)
AEP	$93.7	$143.0	$48.8	$16.1	$301.6
APCo	16.1	32.1	23.1	11.6	82.9
I&M	4.4	8.8	6.8	2.4	22.4

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have any material contract assets as of December 31, 2024 and 2023.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheet in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have any material contract liabilities as of December 31, 2024 and 2023.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrants’ balance sheets within the Accounts Receivable - Customers line item. The Registrants’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of December 31, 2024 and 2023. See “Securitized Accounts Receivable - AEP Credit” section of Note 15 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

Years Ended December 31,	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
2024	$—	$131.6	$83.7	$55.0	$63.6	$13.0	$21.4
2023	—	123.2	71.7	44.0	70.1	12.4	27.4

Contract Costs

Contract costs to obtain or fulfill a contract for AEP subsidiaries within the Generation & Marketing segment are accounted for under the guidance for “Other Assets and Deferred Costs” and presented as a single asset and are neither bifurcated nor reclassified between current and noncurrent assets on the Registrants’ balance sheets. Contract costs to acquire a contract are amortized in a manner consistent with the transfer of goods or services to the customer in Other Operation on the Registrants’ income statements. The Registrants did not have material contract costs as of December 31, 2024 and 2023.

21. SUBSEQUENT EVENTS

Noncontrolling Interest in OHTCo and IMTCo (Applies to AEP and AEPTCo)

In January 2025, AEP announced a partnership between nonaffiliated entities to acquire a 19.9% noncontrolling interest in OHTCo and IMTCo for $2.82 billion. Net proceeds will be used to help finance AEP’s $54 billion capital plan for 2025-2029, announced in November 2024, driven by transmission and distribution infrastructure upgrades and new generation to support anticipated load growth. The transaction is subject to FERC approval and clearance from the Committee on Foreign Investment in the United States. AEP expects to close on the transaction in the second half of 2025. If the transaction does not close, it could reduce expected future cash flows and impact financial condition.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

AEP, AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Information required by this item is set forth under the caption Proposal to Ratify the Appointment of the Independent Registered Public Accounting Firm in the 2025 Proxy Statement, which is incorporated by reference into this item.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

During 2024, management, including the principal executive officer and principal financial officer of each of the Registrants evaluated each respective Registrant’s disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to each Registrant’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2024, the principal executive officer and financial officer of each of the Registrants concluded that the disclosure controls and procedures in place were effective at the reasonable assurance level.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

Changes in Internal Control over Financial Reporting

There have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter 2024 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting for each Registrant under Item 8. As discussed in that report, management assessed and reported on the effectiveness of each Registrant’s internal control over financial reporting as of December 31, 2024.  As a result of that assessment, management concluded that each Registrant’s internal control over financial reporting was effective as of December 31, 2024.

ITEM 9B.   OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

AEP

Directors, Director Nomination Process and Audit Committee

Certain of the information called for in this Item 10, including the information relating to directors, is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2025 Annual Meeting of Shareholders (the 2025 Annual Meeting) including under the captions “Election of Directors,” “AEP’s Board of Directors and Committees,” “Directors” and “Nominees for Directors.”

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

Insider Trading Policies and Procedures

AEP has an insider trading policy governing the purchase, sale and other dispositions of the company’s debt and equity securities that applies to all company personnel, including directors, officers, employees, and other covered persons. The policy also applies to the company. The company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and NASDAQ listing standards applicable to the company. A copy of the company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K. The remaining information required by this Item will be included in the company’s definitive proxy statement which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act, relating to the 2025 Annual Meeting under the caption “Corporate Governance” and is incorporated herein by reference.

Delinquent Section 16(a) Reports

None.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 11.   EXECUTIVE COMPENSATION

AEP

The information called for by this Item 11 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2025 Annual Meeting including under the captions “Compensation Discussion and Analysis,” “Executive Compensation”, “Director Compensation” and “2024 Director Compensation Table”.  The information set forth under the subcaption “Human Resources Committee Report” and “Audit Committee Report” should not be deemed filed nor should it be incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent AEP specifically incorporates such report by reference therein.

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AEP

The information relating to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to 2025 Annual Meeting under the caption “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Directors and Executive Officers.”

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	2,190,348	—	9,806,016
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,190,348	—	9,806,016

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

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

AEP

The information called for by this Item 13 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2025 Annual Meeting under the captions “Transactions with Related Persons” and “Director Independence.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Omitted pursuant to Instruction I(2)(c).

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

AEP

The information called for by this Item 14 is incorporated herein by reference to AEP’s definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2025 Annual Meeting under the captions “Audit and Non-Audit Fees,” “Audit Committee Report” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor.”

AEP Texas, AEPTCo, APCo, I&M, OPCo, PSO and SWEPCo

Each of the above is a wholly-owned subsidiary of AEP and does not have a separate audit committee. A description of the AEP Audit Committee pre-approval policies, which apply to these companies, is contained in the definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2025 Annual Meeting under the captions “Audit and Non-Audit Fees,” “Audit Committee Report” and “Policy on Audit Committee Pre-Approval of the Audit and Permissible Non-Audit Services of the Independent Auditor.” The following table presents directly billed fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of these companies’ annual financial statements for the years ended December 31, 2024 and 2023, and fees directly billed for other services rendered by PricewaterhouseCoopers LLP during those periods. PricewaterhouseCoopers LLP also provides additional professional and other services to AEP subsidiaries, the cost of which may ultimately be allocated to these companies though not billed directly to them. For a description of these fees and services, see the description of principal accounting fees and services for AEP above.

	AEP Texas		AEPTCo		APCo
	2024	2023	2024	2023	2024	2023
Audit Fees	$1,450,607	$1,465,285	$1,670,508	$1,633,905	$1,768,558	$1,702,568
Audit-Related Fees	56,917	38,333	—	—	120,500	44,250
Total	$1,507,524	$1,503,618	$1,670,508	$1,633,905	$1,889,058	$1,746,818

	I&M		OPCo		PSO
	2024	2023	2024	2023	2024	2023
Audit Fees	$1,374,594	$1,459,950	$1,231,434	$1,191,662	$745,452	$770,975
Audit-Related Fees	49,160	15,833	14,250	15,833	63,000	44,250
Total	$1,423,754	$1,475,783	$1,245,684	$1,207,495	$808,452	$815,225

	SWEPCo
	2024	2023
Audit Fees	$1,109,336	$1,123,641
Audit-Related Fees	85,833	27,667
Total	$1,195,169	$1,151,308

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a)(1) FINANCIAL STATEMENTS:

The following financial statements have been incorporated herein by reference pursuant to Item 8.

AEP and Subsidiary Companies:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022; Consolidated Balance Sheets as of December 31, 2024 and 2023; Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; Notes to Financial Statements of Registrants.

AEP Texas, APCo and I&M:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; Consolidated Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2024, 2023 and 2022; Consolidated Balance Sheets as of December 31, 2024 and 2023; Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; Notes to Financial Statements of Registrants.

AEPTCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; Consolidated Statements of Changes in Member’s Equity for the years ended December 31, 2024, 2023 and 2022; Consolidated Balance Sheets as of December 31, 2024 and 2023; Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; Notes to Financial Statements of Registrants.

OPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; Consolidated Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2024, 2023 and 2022; Consolidated Balance Sheets as of December 31, 2024 and 2023; Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; Notes to Financial Statements of Registrants.

PSO:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Statements of Income for the years ended December 31, 2024, 2023 and 2022; Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; Statements of Changes in Common Shareholder’s Equity for the years ended December 31, 2024, 2023 and 2022; Balance Sheets as of December 31, 2024 and 2023; Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; Notes to Financial Statements of Registrants.

SWEPCo:
Report of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022; Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022; Consolidated Balance Sheets as of December 31, 2024 and 2023; Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; Notes to Financial Statements of Registrants.

(a)(2) FINANCIAL STATEMENT SCHEDULES:	Page Number
Schedule I
Condensed Financial Information of American Electric Power Company, Inc. (Parent)
Condensed Statements of Income and Comprehensive Income - Years Ended December 31, 2024, 2023 and 2022	S-2
Condensed Balance Sheets - December 31, 2024 and 2023	S-3
Condensed Statements of Cash Flows - Years Ended December 31, 2024, 2023 and 2022	S-5
Condensed Notes to Condensed Financial Information	S-6

Schedule II
AEP
Valuation and Qualifying Accounts and Reserves - Years Ended December 31, 2024, 2023 and 2022	S-9

Schedule I
Condensed Financial Information of AEP Transmission Company, LLC (AEPTCo Parent)
Condensed Statements of Income - Years Ended December 31, 2024, 2023 and 2022	S-11
Condensed Balance Sheets - December 31, 2024 and 2023	S-12
Condensed Statements of Cash Flows - Years Ended December 31, 2024, 2023 and 2022	S-14
Condensed Notes to Condensed Financial Information	S-15

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

American Electric Power Company, Inc.

By:	/s/ Trevor I. Mihalik
(Trevor I. Mihalik, Executive Vice President
and Chief Financial Officer)
Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ William J. Fehrman	Chief Executive Officer and President	February 13, 2025
(William J. Fehrman)

(ii)	Principal Financial Officer:

	/s/ Trevor I. Mihalik	Executive Vice President and Chief Financial Officer	February 13, 2025
(Trevor I. Mihalik)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Senior Vice President, Controller and Chief Accounting Officer	February 13, 2025
(Kate Sturgess)

(iv)	A Majority of the Directors:

/s/ William J. Fehrman
*Benjamin G.S. Fowke, III
*Art A. Garcia
*Hunter C. Gary
*Donna A. James
*Sandra Beach Lin
*Henry P. Linginfelter
*Margaret M. McCarthy
*Daryl Roberts
*Daniel G. Stoddard
*Sara Martinez Tucker
*Lewis Von Thaer

*By:	/s/ Trevor I. Mihalik		February 13, 2025
(Trevor I. Mihalik, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

AEP Texas Inc.

By:	/s/ Trevor I. Mihalik
(Trevor I. Mihalik, Vice President and Chief Financial Officer)
Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ William J. Fehrman	Chair of the Board, Chief Executive Officer and Director	February 13, 2025
(William J. Fehrman)

(ii)	Principal Financial Officer:

	/s/ Trevor I. Mihalik	Vice President, Chief Financial Officer and Director	February 13, 2025
(Trevor I. Mihalik)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 13, 2025
(Kate Sturgess)

(iv)	A Majority of the Directors:

*William J. Fehrman
*David M. Feinberg
*Judith E. Talavera
Trevor I. Mihalik

*By:	/s/ Trevor I. Mihalik		February 13, 2025
(Trevor I. Mihalik, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

AEP Transmission Company, LLC

By:	/s/ Trevor I. Mihalik
(Trevor I. Mihalik, Vice President
and Chief Financial Officer)
Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ William J. Fehrman	Chair of the Board, Chief Executive Officer and Manager	February 13, 2025
(William J. Fehrman)

(ii)	Principal Financial Officer:

	/s/ Trevor I. Mihalik	Vice President, Chief Financial Officer and Manager	February 13, 2025
(Trevor I. Mihalik)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 13, 2025
(Kate Sturgess)

(iv)	A Majority of the Managers:

*William J. Fehrman
*David M. Feinberg
Trevor I. Mihalik

*By:	/s/ Trevor I. Mihalik		February 13, 2025
(Trevor I. Mihalik, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Appalachian Power Company

By:	/s/ Trevor I. Mihalik
(Trevor I. Mihalik, Vice President and Chief Financial Officer)
Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ William J. Fehrman	Chair of the Board, Chief Executive Officer and Director	February 13, 2025
(William J. Fehrman)

(ii)	Principal Financial Officer:

	/s/ Trevor I. Mihalik	Vice President, Chief Financial Officer and Director	February 13, 2025
(Trevor I. Mihalik)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 13, 2025
(Kate Sturgess)

(iv)	A Majority of the Directors:

*William J. Fehrman
*David M. Feinberg
*Aaron D. Walker
Trevor I. Mihalik

*By:	/s/ Trevor I. Mihalik		February 13, 2025
(Trevor I. Mihalik, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Indiana Michigan Power Company

By:	/s/ Trevor I. Mihalik
(Trevor I. Mihalik, Vice President,
and Chief Financial Officer)
Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ William J. Fehrman	Chair of the Board, Chief Executive Officer and Director	February 13, 2025
(William J. Fehrman)

(ii)	Principal Financial Officer:

	/s/ Trevor I. Mihalik	Vice President, Chief Financial Officer and Director	February 13, 2025
(Trevor I. Mihalik)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 13, 2025
(Kate Sturgess)

(iv)	A Majority of the Directors:

*Steven F. Baker
*Katherine K. Davis
*William J. Fehrman
*David M. Feinberg
*Scott A. Huebner
*Stephanny L. Smith
*Andrew J. Williamson
Trevor I. Mihalik

*By:	/s/ Trevor I. Mihalik		February 13, 2025
(Trevor I. Mihalik, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Ohio Power Company

By:	/s/ Trevor I. Mihalik
(Trevor I. Mihalik, Vice President and Chief Financial Officer)
Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ William J. Fehrman	Chair of the Board, Chief Executive Officer and Director	February 13, 2025
(William J. Fehrman)

(ii)	Principal Financial Officer:

	/s/ Trevor Mihalik	Vice President, Chief Financial Officer and Director	February 13, 2025
(Trevor I. Mihalik)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 13, 2025
(Kate Sturgess)

(iv)	A Majority of the Directors:

*William J. Fehrman
*David M. Feinberg
*Marc D. Reitter
Trevor I. Mihalik

*By:	/s/ Trevor I. Mihalik		February 13, 2025
(Trevor I. Mihalik, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Public Service Company of Oklahoma

By:	/s/ Trevor I. Mihalik
(Trevor I. Mihalik, Vice President and Chief Financial Officer)
Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ William J. Fehrman	Chair of the Board, Chief Executive Officer and Director	February 13, 2025
(William J. Fehrman)

(ii)	Principal Financial Officer:

	/s/ Trevor I. Mihalik	Vice President, Chief Financial Officer and Director	February 13, 2025
(Trevor I. Mihalik)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 13, 2025
(Kate Sturgess)

(iv)	A Majority of the Directors:

*William J. Fehrman
*David M. Feinberg
*Leigh Anne Strahler
Trevor I. Mihalik

*By:	/s/ Trevor I. Mihalik		February 13, 2025
(Trevor I. Mihalik, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Southwestern Electric Power Company

By:	/s/ Trevor I. Mihalik
(Trevor I. Mihalik, Vice President and Chief Financial Officer)
Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

Signature		Title	Date

(i)	Principal Executive Officer:

	/s/ William J. Fehrman	Chair of the Board, Chief Executive Officer and Director	February 13, 2025
(William J. Fehrman)

(ii)	Principal Financial Officer:

	/s/ Trevor I. Mihalik	Vice President, Chief Financial Officer and Director	February 13, 2025
(Trevor I. Mihalik)

(iii)	Principal Accounting Officer:

	/s/ Kate Sturgess	Controller and Chief Accounting Officer	February 13, 2025
(Kate Sturgess)

(iv)	A Majority of the Directors:

*William J. Fehrman
*David M. Feinberg
*D. Brett Mattison
Trevor I. Mihalik

*By:	/s/ Trevor I. Mihalik		February 13, 2025
(Trevor I. Mihalik, Attorney-in-Fact)

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

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, 2023 and 2022
(in millions, except per-share and share amounts)

	Years Ended December 31,
	2024	2023	2022
REVENUES
Revenues	$5.5	$5.1	$5.1
TOTAL REVENUES	5.5	5.1	5.1

EXPENSES
Other Operation	66.0	16.7	84.9
Loss on the Expected Sale of the Kentucky Operations	—	—	363.3
Depreciation and Amortization	0.6	0.5	0.4
Amortization of KPCo Basis Difference	(21.4)	(16.5)	—
TOTAL EXPENSES	45.2	0.7	448.6

OPERATING INCOME (LOSS)	(39.7)	4.4	(443.5)

Other Income (Expense):
Interest Income	107.9	181.0	80.3
Interest Expense	(531.8)	(526.3)	(275.5)

LOSS BEFORE INCOME TAX BENEFIT AND EQUITY EARNINGS	(463.6)	(340.9)	(638.7)

Income Tax Benefit	(150.5)	(80.8)	(136.3)
Equity Earnings of Unconsolidated Subsidiaries	3,280.2	2,468.2	2,809.6

NET INCOME	2,967.1	2,208.1	2,307.2

Other Comprehensive Income (Loss)	52.4	(139.2)	(101.1)

TOTAL COMPREHENSIVE INCOME	$3,019.5	$2,068.9	$2,206.1

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	530,092,672	518,903,682	511,841,946

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$5.60	$4.26	$4.51

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	531,337,703	520,206,258	513,484,609

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$5.58	$4.24	$4.49

See Condensed Notes to Condensed Financial Information beginning on page S-6.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT ASSETS
Cash and Cash Equivalents	$87.5	$197.8
Other Temporary Investments	2.9	2.6
Advances to Affiliates	1,944.6	2,004.5
Accounts Receivable:
Affiliated Companies	32.5	47.7
General	—	2.7
Total Accounts Receivable	32.5	50.4
Accrued Tax Benefits	93.7	77.7
Prepayments and Other Current Assets	11.6	11.6
TOTAL CURRENT ASSETS	2,172.8	2,344.6

PROPERTY, PLANT AND EQUIPMENT
General	3.2	3.1
Total Property, Plant and Equipment	3.2	3.1
Accumulated Depreciation, Depletion and Amortization	1.7	1.4
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	1.5	1.7

OTHER NONCURRENT ASSETS
Investments in Unconsolidated Subsidiaries	35,306.2	33,598.6
Affiliated Notes Receivable	105.0	295.0
Deferred Charges and Other Noncurrent Assets	184.6	137.0
TOTAL OTHER NONCURRENT ASSETS	35,595.8	34,030.6

TOTAL ASSETS	$37,770.1	$36,376.9

See Condensed Notes to Condensed Financial Information beginning on page S-6.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2024 and 2023
(dollars in millions)

			December 31,
			2024	2023
	CURRENT LIABILITIES
	Advances from Affiliates		$506.6	$728.3
	Accounts Payable:
	General		4.7	11.1
	Affiliated Companies		2.2	12.3
	Short-term Debt		1,618.3	1,937.9
	Long-term Debt Due Within One Year – Nonaffiliated		1,281.5	1,104.0
	Other Current Liabilities		202.4	137.7
	TOTAL CURRENT LIABILITIES		3,615.7	3,931.3

	NONCURRENT LIABILITIES
	Long-term Debt – Nonaffiliated		7,124.3	7,086.9
	Deferred Credits and Other Noncurrent Liabilities		48.5	69.5
	TOTAL NONCURRENT LIABILITIES		7,172.8	7,156.4

	TOTAL LIABILITIES		10,788.5	11,087.7

	MEZZANINE EQUITY
	Contingently Redeemable Performance Share Awards		37.8	42.5

	COMMON SHAREHOLDERS’ EQUITY
	Common Stock – Par Value – $6.50 Per Share:
	2024	2023
Shares Authorized	600,000,000	600,000,000
Shares Issued	534,094,530	527,369,157
	(1,186,815 and 1,184,572 Shares were Held in Treasury as of December 31, 2024 and 2023, Respectively)		3,471.6	3,427.9
	Paid-in Capital		9,606.1	9,073.9
	Retained Earnings		13,869.2	12,800.4
	Accumulated Other Comprehensive Income (Loss)		(3.1)	(55.5)
	TOTAL AEP COMMON SHAREHOLDERS’ EQUITY		26,943.8	25,246.7

	TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY		$37,770.1	$36,376.9

See Condensed Notes to Condensed Financial Information beginning on page S-6.

SCHEDULE I
AMERICAN ELECTRIC POWER COMPANY, INC. (Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$2,967.1	$2,208.1	$2,307.2
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	0.6	0.5	0.4
Amortization of KPCo Basis Difference	(21.4)	(16.5)	—
Deferred Income Taxes	(53.3)	59.7	(63.3)
Loss on the Expected Sale of the Kentucky Operations	—	—	363.3
Equity Earnings of Unconsolidated Subsidiaries	(3,280.2)	(2,468.2)	(2,809.6)
Cash Dividends Received from Unconsolidated Subsidiaries	1,143.4	686.3	603.9
Change in Other Noncurrent Assets	4.9	(28.4)	(5.0)
Change in Other Noncurrent Liabilities	70.8	92.3	83.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	17.9	28.7	(61.0)
Accounts Payable	(16.5)	(15.9)	1.1
Other Current Assets	—	(3.6)	(6.0)
Other Current Liabilities	55.3	(14.5)	(76.6)
Net Cash Flows from Operating Activities	888.6	528.5	337.9

INVESTING ACTIVITIES
Construction Expenditures	(0.6)	(0.8)	(0.7)
Change in Advances to Affiliates, Net	59.9	2,007.6	(1,411.3)
Capital Contributions to Unconsolidated Subsidiaries	(399.9)	(789.9)	(568.3)
Return of Capital Contributions from Unconsolidated Subsidiaries	898.9	56.6	24.5
Issuance of Notes Receivable to Unconsolidated Subsidiaries	—	(210.0)	(20.0)
Repayment of Notes Receivable from Unconsolidated Subsidiaries	190.0	—	—
Other Investing Activities	—	—	(0.2)
Net Cash Flows from (Used for) Investing Activities	748.3	1,063.5	(1,976.0)

FINANCING ACTIVITIES
Issuance of Common Stock, Net	552.1	999.6	826.5
Issuance of Long-term Debt	1,285.4	1,829.8	986.6
Issuance of Short-term Debt with Original Maturities Greater Than 90 Days	723.8	1,069.9	833.9
Change in Short-term Debt with Original Maturities Less Than 90 Day, Net	(172.3)	(1,365.4)	1,650.4
Retirement of Long-term Debt	(1,104.0)	(1,050.0)	(300.0)
Change in Advances from Affiliates, Net	(221.7)	(191.6)	336.9
Redemption of Short-term Debt with Original Maturities Greater Than 90 Days	(871.1)	(1,128.8)	(986.1)
Dividends Paid on Common Stock	(1,898.3)	(1,752.3)	(1,628.7)
Other Financing Activities	(41.1)	(59.6)	(74.5)
Net Cash Flows from (Used for) Financing Activities	(1,747.2)	(1,648.4)	1,645.0

Net Increase (Decrease) in Cash and Cash Equivalents	(110.3)	(56.4)	6.9
Cash and Cash Equivalents at Beginning of Period	197.8	254.2	247.3
Cash and Cash Equivalents at End of Period	$87.5	$197.8	$254.2

See Condensed Notes to Condensed Financial Information beginning on page S-6.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of Parent is required as a result of the restricted net assets of AEP consolidated subsidiaries exceeding 25% of AEP consolidated net assets as of December 31, 2024.  Parent is a public utility holding company that owns all of the outstanding common stock of its public utility subsidiaries and varying percentages of other subsidiaries, including joint ventures and equity investments.  The primary source of income for Parent is equity in its subsidiaries’ earnings.  Its major source of cash is dividends from the subsidiaries, which are evaluated for cash flow presentation based on the nature of the distribution.  Parent borrows the funds for the money pool that is used by the subsidiaries for their short-term cash needs. Parent financial statements should be read in conjunction with the AEP consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, AEP wholly-owned and majority-owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

Income Taxes

Parent files a consolidated federal income tax return with its subsidiaries. The benefit of current tax loss of the parent company (Parent Company Loss Benefit) to the AEP System subsidiaries is accounted for as an allocation through equity. The consolidated NOL of the AEP System is allocated to each company in the consolidated group with taxable loss. With the exception of the allocation of the consolidated AEP System NOL, Parent Company Loss Benefit and general business tax credits, the method of allocation reflects a separate return result for each company in the consolidated group.

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

Parent and its subsidiaries are parties to environmental and other legal matters. For further discussion, see Note 6 - Commitments, Guarantees and Contingencies.

3.  FINANCING ACTIVITIES

The following details long-term debt outstanding as of December 31, 2024 and 2023:

Long-term Debt

		Weighted-Average	Interest Rate Ranges as of		Outstanding as of
		Interest Rate as of	December 31,		December 31,
Type of Debt	Maturity	December 31, 2024	2024	2023	2024	2023
					(in millions)
Senior Unsecured Notes	2025-2050	4.29%	1.00%-5.95%	1.00%-5.95%	$5,290.0	$5,265.0
Pollution Control Bonds	2026-2029 (a)	3.12%	2.40%-3.75%	1.90%-2.60%	536.8	537.8
Junior Subordinated Notes	2025-2027	5.67%	3.88%-7.05%	2.03%-5.70%	2,579.0	2,388.1
Total Long-term Debt Outstanding					8,405.8	8,190.9
Long-term Debt Due Within One Year					1,281.5	1,104.0
Long-term Debt					$7,124.3	$7,086.9

(a)Certain Pollution Control Bonds are subject to redemption earlier than the maturity date.

Long-term debt outstanding as of December 31, 2024 is payable as follows:

	2025	2026	2027	2028	2029	After 2029	Total
	(in millions)
Principal Amount (a)	$1,281.5	$50.0	$1,758.3	$930.4	$1,694.5	$2,750.0	$8,464.7
Unamortized Discount, Net and Debt Issuance Costs							(58.9)
Total Long-term Debt Outstanding							$8,405.8

(a)Amounts reflect the impact of fair value hedge accounting. See “Accounting for Fair Value Hedging Strategies” section of Note 10 included in the 2024 Annual Report for additional information.

Short-term Debt

Parent’s outstanding short-term debt was as follows:

	December 31, 2024		December 31, 2023
Type of Debt	Outstanding Amount	Weighted-Average Interest Rate	Outstanding Amount	Weighted-Average Interest Rate
	(in millions)		(in millions)
Commercial Paper	$1,618.3	4.70%	$1,937.9	5.69%
Total Short-term Debt	$1,618.3		$1,937.9

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

Interest expense related to Parent’s short-term borrowing is included in Interest Expense on Parent’s statements of income.  Parent incurred interest expense for amounts borrowed from subsidiaries of $28 million, $33 million and $30 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Interest income related to Parent’s short-term lending is included in Interest Income on Parent’s statements of income.  Parent earned interest income for amounts advanced to subsidiaries of $84 million, $164 million and $71 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Affiliated Notes

Parent issued long-term debt, portions of which were loaned to its subsidiaries.  Parent pays interest on the affiliated notes, but the subsidiaries accrue interest for their share of the affiliated borrowing and remit the interest to Parent.  Interest income related to Parent’s loans to subsidiaries is included in Interest Income on Parent’s statements of income.  Parent earned interest income on loans to subsidiaries of $7 million, $6 million and $3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

AEP		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in millions)
Deducted from Assets:
Allowance for Credit Losses:
Year Ended December 31, 2024	$60.1	$45.3	$2.9	$47.5	$60.8
Year Ended December 31, 2023	57.1	15.0	—	12.0	60.1
Year Ended December 31, 2022	55.4	41.2	0.8	40.3	57.1

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

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
EXPENSES
Other Operation	$1.7	$0.2	$0.7
TOTAL EXPENSES	1.7	0.2	0.7

OPERATING LOSS	(1.7)	(0.2)	(0.7)

Other Income (Expense):
Interest Income - Affiliated	241.1	218.0	177.8
Interest Expense	(238.7)	(215.1)	(177.1)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS OF UNCONSOLIDATED SUBSIDIARIES	0.7	2.7	—

Income Tax Expense	0.1	1.4	—
Equity Earnings of Unconsolidated Subsidiaries	687.8	612.9	594.2

NET INCOME	$688.4	$614.2	$594.2

See Condensed Notes to Condensed Financial Information beginning on page S-15.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
ASSETS
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT ASSETS
Advances to Affiliates	$20.4	$—
Accounts Receivable:
General	—	28.1
Affiliated Companies	61.7	44.0
Total Accounts Receivable	61.7	72.1
Notes Receivable - Affiliated	90.0	95.0
TOTAL CURRENT ASSETS	172.1	167.1

OTHER NONCURRENT ASSETS
Notes Receivable - Affiliated	8,498.1	5,319.4
Investments in Unconsolidated Subsidiaries	4,272.8	6,476.2
Deferred Charges and Other Noncurrent Assets	0.3	—
TOTAL OTHER NONCURRENT ASSETS	12,771.2	11,795.6

TOTAL ASSETS	$12,943.3	$11,962.7

See Condensed Notes to Condensed Financial Information beginning on page S-15.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
LIABILITIES AND EQUITY
December 31, 2024 and 2023
(in millions)

	December 31,
	2024	2023
CURRENT LIABILITIES
Advances from Affiliates	$—	$42.7
Accounts Payable:
General	69.4	35.4
Affiliated Companies	95.1	81.5
Long-term Debt Due Within One Year – Nonaffiliated	90.0	95.0
Accrued Interest	45.0	39.6
Other Current Liabilities	14.8	15.8
TOTAL CURRENT LIABILITIES	314.3	310.0

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	5,678.1	5,319.4
TOTAL NONCURRENT LIABILITIES	5,678.1	5,319.4

TOTAL LIABILITIES	5,992.4	5,629.4

MEMBER’S EQUITY
Paid-in Capital	3,100.6	3,043.4
Retained Earnings	3,850.3	3,289.9
TOTAL MEMBER’S EQUITY	6,950.9	6,333.3

TOTAL LIABILITIES AND MEMBER’S EQUITY	$12,943.3	$11,962.7

See Condensed Notes to Condensed Financial Information beginning on page S-15.

SCHEDULE I
AEP TRANSMISSION COMPANY, LLC (AEPTCo Parent)
CONDENSED FINANCIAL INFORMATION
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)

	Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net Income	$688.4	$614.2	$594.2
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Equity Earnings of Unconsolidated Subsidiaries	(687.8)	(612.9)	(594.2)
Change in Other Noncurrent Assets	—	3.8	—
Change in Other Noncurrent Liabilities	4.0	11.5	9.1
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	10.4	(37.5)	(2.2)
Accounts Payable	12.9	36.6	(0.6)
Accrued Interest	5.4	10.8	—
Other Current Liabilities	34.0	(30.5)	(0.8)
Net Cash Flows from (Used for) Operating Activities	67.3	(4.0)	5.5

INVESTING ACTIVITIES
Change in Advances to Affiliates, Net	(20.4)	—	12.7
Repayment of Notes Receivable from Affiliated Companies	95.0	60.0	104.0
Issuance of Notes Receivable to Affiliated Companies	(450.0)	(700.0)	(550.0)
Return of Capital Contributions from Unconsolidated Subsidiaries	132.8	183.7	130.0
Capital Contributions to Subsidiaries	(61.7)	(29.7)	(69.5)
Net Cash Flows Used for Investing Activities	(304.3)	(486.0)	(372.8)

FINANCING ACTIVITIES
Capital Contributions from Member	61.7	29.7	72.7
Return of Capital to Member	(4.5)	(8.6)	—
Issuance of Long-term Debt – Nonaffiliated	445.7	689.0	540.8
Retirement of Long-term Debt – Nonaffiliated	(95.0)	(60.0)	(104.0)
Change in Advances from Affiliates, Net	(42.7)	14.9	27.8
Dividends Paid to Member	(128.0)	(175.0)	(170.0)
Other Financing Activities	(0.2)	—	—
Net Cash Flows from Financing Activities	237.0	490.0	367.3

Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Period	—	—	—
Cash and Cash Equivalents at End of Period	$—	$—	$—

See Condensed Notes to Condensed Financial Information beginning on page S-15.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial information of AEPTCo Parent is required as a result of the restricted net assets of AEPTCo consolidated subsidiaries exceeding 25% of AEPTCo consolidated net assets as of December 31, 2024.  AEPTCo Parent is the direct holding company for the seven State Transcos.  The primary source of income for AEPTCo Parent is equity in its subsidiaries’ earnings. AEPTCo Parent financial statements should be read in conjunction with the AEPTCo consolidated financial statements and the accompanying notes thereto. For purposes of these condensed financial statements, AEPTCo wholly-owned and majority-owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets (similar to presenting them on the equity method).

Income Taxes

AEPTCo Parent joins in the filing of a consolidated federal income tax return with its affiliates in the AEP System. The benefit of current tax loss of the parent company (Parent Company Loss Benefit) to the AEP System subsidiaries is accounted for as an allocation through equity. The consolidated NOL of the AEP System is allocated to each company in the consolidated group with taxable loss. With the exception of the allocation of the consolidated AEP System NOL, Parent Company Loss Benefit and general business tax credits, the method of allocation reflects a separate return result for each company in the consolidated group.

Noncontrolling Interest in OHTCo and IMTCo

In January 2025, AEP announced a partnership between nonaffiliated entities to acquire a 19.9% noncontrolling interest in OHTCo and IMTCo for $2.82 billion. The transaction is subject to FERC approval and clearance from the Committee on Foreign Investment in the United States. In December 2024, Midwest Transmission Holdings, LCC was formed as a consolidated joint venture by AEPTCo Parent in anticipation of the transaction being finalized in the second half of 2025. AEPTCo Parent recorded Notes Receivable – Affiliated of $2.82 billion as of December 31, 2024 in relation to Midwest Transmission Holdings, LLC. See Note 4 - Related Party Transactions for additional information.

2.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

AEPTCo Parent and its subsidiaries are parties to legal matters.  For further discussion, see Note 6 - Commitments, Guarantees and Contingencies.

3.  FINANCING ACTIVITIES

For discussion of Financing Activities, see Note 15 - Financing Activities to AEPTCo’s audited consolidated financial statements.

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

Long-term Lending to Subsidiaries

AEPTCo Parent enters into debt arrangements with nonaffiliated entities. AEPTCo Parent has long-term debt of $5.8 billion and $5.4 billion as of December 31, 2024 and 2023, respectively. AEPTCo Parent uses the proceeds from these nonaffiliated debt arrangements to make affiliated loans to its State Transcos using the same interest rates and maturity dates as the nonaffiliated debt arrangements. AEPTCo Parent has recorded Notes Receivable – Affiliated of $8.6 billion and $5.4 billion as of December 31, 2024 and 2023, respectively. Related to these nonaffiliated and affiliated debt arrangements, AEPTCo Parent has recorded Accrued Interest of $45 million and $40 million as of December 31, 2024 and 2023, respectively. AEPTCo Parent has also recorded Accounts Receivable – Affiliated Companies of $62 million and $44 million as of December 31, 2024 and 2023, respectively. AEPTCo Parent has recorded Interest Income – Affiliated of $238 million, $215 million and $177 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the Notes Receivable – Affiliated. AEPTCo

Parent has recorded Interest Expense of $238 million, $215 million and $177 million for the years ended December 31, 2024, 2023 and 2022, respectively, related to the nonaffiliated debt arrangements.

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

Interest expense related to AEPTCo Parent’s short-term borrowing is included in Interest Expense on AEPTCo Parent’s statements of income.  AEPTCo Parent incurred immaterial interest expense for amounts borrowed from AEP affiliates for the years ended December 31, 2024, 2023 and 2022.

Interest income related to AEPTCo Parent’s short-term lending is included in Interest Income – Affiliated on AEPTCo Parent’s statements of income.  AEPTCo Parent earned interest income for amounts advanced to AEP affiliates of $3 million, $3 million and $915 thousand for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

AEP‡ File No. 1-3525

3(a)	Composite of the Restated Certificate of Incorporation of AEP, dated April 26, 2022.	2023 Form 10-K, Ex 3(a)

3(b)	Composite By-Laws of AEP amended as of April 25, 2023.	Form 8-K, Ex 3(b) filed April 28, 2023

4(a)	Indenture (for unsecured debt securities), dated as of May 1, 2001, between AEP and The Bank of New York, as Trustee.
Registration Statement No. 333-86050, Ex 4(a)(b)(c)
Registration Statement No. 333-105532, Ex 4(d)(e)(f)
Registration Statement No. 333-200956, Ex 4(b)
Registration Statement No. 333-222068, Ex 4(b) Registration Statement No. 333-249918, Ex 4(b)(c)
Registration Statement No. 333-275345, Ex 4(b)(c)(d)

4(a)1	Company Order and Officer’s Certificate between AEP and The Bank of New York Mellon Trust Company, N.A. as Trustee dated December 8, 2023 establishing terms of the 5.20% Senior Notes, Series R due 2029.	Form 8-K, Ex. 4(a) filed December 8, 2023

4(b)	Junior Subordinated Indenture, dated March 1, 2008, between AEP and The Bank of New York Mellon Trust Company, N.A., as Trustee for the Junior Subordinated Debentures.	Registration Statement No. 333-156387, Ex 4(c)(d) Registration Statement No. 333-249918, Ex 4(f)(g)

4(b)1	Supplemental Indenture No. 6 between AEP and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated June 20, 2024, establishing the terms of 7.050% Fixed-to-Fixed Reset Rate Junior Subordinated Debentures, Series A, due 2054 and the 6.950% Fixed-to-Fixed Reset Rate Junior Subordinated Debentures, Series B, due 2054.	Form 8-K Ex 4(a) filed June 20, 2024

4(c)	$4,000,000,000 Credit Agreement dated March 31, 2021 among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4.2, March 31, 2021

4(c)1	April 7, 2022 Amendment and extension to $4,000,000,000 Credit Agreement dated March 31, 2021 among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4(a), March 31, 2022

4(c)2	March 28, 2024 Amendment and extension to $5,000,000,000 of the $4,000,000 Credit Agreement dated March 31, 2021 among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4(d), March 31, 2024

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(d)	$1,000,000,000 Credit Agreement dated March 31, 2021 among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4.3, March 31, 2021

4(d)1	April 7, 2022 Amendment and extension to $1,000,000,000 Credit Agreement dated March 31, 2021 among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4(b), March 31, 2022

4(d)2	March 31, 2023 Amendment and extension to $1,000,000,000 Credit Agreement dated March 31, 2021 among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4(b), March 31, 2023

4(d)3	March 28, 2024 Amendment and extension to $1,000,000,000 Credit Agreement dated March 31, 2021 among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	Form 10-Q Ex 4(c), March 31, 2024

4(e)	Distribution Agreement, dated November 16, 2023, among AEP and Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Mizuho Securities USA LLC, MUFG Securities Americas Inc., Scotia Capital (USA) Inc., Barclays Bank PLC, Bank of America, N.A. Wells Fargo Securities, LLC, Citibank, N.A., Mizuho Markets Americas LLC, MUFG Securities EMEA plc, The Bank of Nova Scotia and Wells Fargo Bank National Association.	Form 8-K, Ex 1.1, filed November 17, 2023

4(f)	Description of Securities.	2020 Form 10-K, Ex 4(c)

10(a)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 filed October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

†10(b)	AEP Retainer Deferral Plan for Non-Employee Directors, as Amended and Restated effective October 1, 2020.	Form 10-Q, Ex 10.2, September 30, 2020

†10(c)	AEP Stock Unit Accumulation Plan for Non-Employee Directors as amended October 1, 2020.	Form 10-Q, Ex 10.3, September 30, 2020

†10(c)1	AEP Stock Unit Accumulation Plan for Non-Employee Directors as amended June 1, 2022.	2021 Form 10-K, Ex 10(d)1

†10(d)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2020.	2019 Form 10-K, Ex 10(e)

†10(d)1	Guaranty by AEP of AEPSC Excess Benefits Plan.	1990 Form 10-K, Ex 10(h)(1)(B)

†10(e)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of October 6, 2021 (Non-Qualified).	2022 Form 10-K, Ex 10(e)

†10(f)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3)

†10(f)1A	First Amendment to AEPSC Umbrella Trust for Executives.	2008 Form 10-K, Ex 10(l)(3)(A)

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

†10(f)2A	Second Amendment to AEPSC Umbrella Trust for Executives.	2018 Form 10-K, Ex 10(g)(2)(A)

†10(g)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of June 1, 2019.	Form 10-Q, Ex 10(1), September 30, 2019

†10(h)	AEP Change In Control Agreement, as Revised Effective January 1, 2017.	Form 10-Q, Ex 10(c), September 30, 2016

†10(i)	AEP System Long-Term Incentive Plan effective as of April 23, 2024	Form 10-Q Ex 10(c), March 31, 2024

†10(i)1A	Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 30, 2018

†10(i)2A	Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan as Amended and Restated effective January 1, 2022.	2022 Form 10-K, Ex 10(i)2A

†10(j)	AEP System Stock Ownership Requirement Plan Amended and Restated effective October 1, 2020.	Form 10-Q, Ex 10.1, September 30, 2020

†10(k)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2020.	2019 Form 10-K, Ex 10(l)

†10(l)	AEP Executive Severance Plan Amended effective January 4, 2021.	2020 Form 10-K, Ex 10(n)

†10(l)(1)	AEP Executive Severance Plan Amended and Restated effective February 20, 2023.	2022 Form 10-K, Ex 10(l)(1)

†10(l)(2)	AEP Executive Severance Plan Amended and Restated effective July 15, 2024.	Form 10-Q Ex 10(a), June 30, 2024

†10(m)	Severance, Release of All Claims, and Non-competition Agreement between American Electric Power Company, Inc. and Julia A. Sloat.	Form 10-Q Ex 10(a), March 31, 2024

*†10(n)	Severance, Release of All Claims, and Non-competition Agreement between American Electric Power Company, Inc. and Peggy I. Simmons.

†10(o)	AEP Aircraft Timesharing Agreement dated July 16, 2024 between American Electric Power Service Corporation and William J. Fehrman	Form 10-Q Ex 10(a), September 30, 2024

†10(p)	Director Appointment and Nomination Agreement.	2023 Form 10-K, Ex 10(p)

*19.1	AEP Insider Trading Policy.

*21	List of subsidiaries of AEP.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

97	AEP Policy on Recouping Incentive Compensation	2023 Form-10-K, Ex 97

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

AEP TEXAS‡ File No. 333-221643

3(a)	Composite of the Restated Certificate of Incorporation, as amended.	Registration Statement No. 333-221643, Ex 3(a)

3(b)	Bylaws.	Registration Statement No. 333-221643, Ex 3(b)

4(a)	Indenture, dated as of September 1, 2017, between AEP Texas and The Bank of New York Mellon Trust Company, N.A., as Trustee.
Registration Statement No. 333-221643, Ex 4(a)-1,4(a)-2
Registration Statement No. 333-228657, Ex 4(a)-4,4(a)-5
Registration Statement No. 333-230613, Ex 4(a)(b)
Registration Statement No. 333-253585, Ex 4(b)(c)(d)
Registration Statement No. 333-279418 Ex 4(b)(c)(d)

4(b)	Company Order and Officer’s Certificate between AEP Texas and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 22, 2024 establishing terms of the 5.45% Senior Notes, Series N due 2029 and 5.70% Senior Notes Series O due 2034.	Form 8-K, Ex 4(a) filed May 22, 2024

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

AEPTCo‡ File No. 333-217143

3(a)	Limited Liability Company Agreement of AEP Transmission Company, LLC dated as of January 27, 2006.	Registration Statement No. 333-217143, Ex 3(a)

3(b)	First Amendment to Limited Liability Company Agreement of AEPTCo dated as of May 21, 2013.	Registration Statement No. 333-217143, Ex 3(b)

4(a)	Indenture, dated as of November 1, 2016, between AEPTCo and The Bank of New York Mellon Trust Company, N.A., as Trustee.
Registration Statement No. 333-217143, Ex 4(a)-1, 4(a)-2
Registration Statement No. 333-225325, Ex 4(b)(c)(d)
Registration Statement No. 333-255605, Ex 4(b)(c)(d)(e)
Registration Statement No. 333-277662 Ex 4(b)(c)(d)

4(b)	Company Order and Officer’s Certificate between AEPTCo and The Bank of New York Mellon Trust Company, N.A. as Trustee dated March 13, 2024 establishing terms of the 5.15% Senior Notes, Series Q due 2034	Form 8-K Ex 4(a) filed March 13, 2024

4(c)	Note Purchase Agreement, dated as of October 18, 2012 between AEPTCo and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-1

4(c)1	Supplement to Note Purchase Agreement, dated as of November 7, 2013 between AEPTCo and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-2

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(c)2	Supplement to Note Purchase Agreement, dated as of November 14, 2014 between AEP Transmission Company, LLC and the Initial Purchasers.	Registration Statement No. 333-217143, Ex 4(c)-3

10 (a)	Stock Purchase Agreement dated as of October 26, 2021 among AEP, AEPTCo and Liberty Utilities Co.	Form 10-Q, Ex 10, September 30, 2021

10(a)1	First Amendment to Stock Purchase Agreement dated September 29, 2022 among AEP, AEPTCo and Liberty Utilities Co.	Form 10-Q, Ex 10, September 30, 2022

10(a)2	Second Amendment to Stock Purchase Agreement dated January 16, 2023 among AEP, AEPTCo and Liberty Utilities Co.	2023 Form 10-K, Ex 10(2)A

10(a)3	Mutual Termination Agreement dated and effective April 17, 2023 among AEP, AEPTCo and Liberty Utilities Co. terminating the Stock Purchase Agreement dated October 26, 2021 the First Amendment to the Stock Purchase Agreement, dated as of September 29, 2022, and the Second Amendment to the Stock Purchase Agreement, dated as of January 16, 2023.	Form 10-Q, Ex 10, June 30, 2023

*10(b)	Contribution Agreement by and among AEPTCo, Midwest Transmission Company, LLC and Olympus BidCo L.P. dated as of January 9, 2025.

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

APCo‡ File No. 1-3457

3(a)	Composite of the Restated Articles of Incorporation of APCo, amended as of March 7, 1997.	1996 Form 10-K, Ex 3(d)

3(b)	Composite By-Laws of APCo, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The Bank of New York, As Trustee.
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
Registration Statement No. 333-136432, Ex 4(b)(c)(d)
Registration Statement No. 333-161940, Ex 4(b)(c)(d)
Registration Statement No. 333-182336, Ex 4(b)(c)
Registration Statement No. 333-200750, Ex 4(b)(c)
Registration Statement No. 333-214448, Ex 4(b)
Registration Statement No. 333-236613, Ex 4(b)(c)
Registration Statement No 333-268874, Ex 4(b)(c)(d)(e)

4(b)	Company Order and Officer’s Certificate between APCo and The Bank of New York Mellon Trust Company, N.A. as Trustee dated March 20, 2024 establishing terms of the 5.65% Senior Notes, Series CC due 2034.	Form 8-K Ex 4(a) filed March 20, 2024

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 filed October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

I&M‡ File No. 1-3570

3(a)	Composite of the Amended Articles of Acceptance of I&M, dated of March 7, 1997.	1996 Form 10-K, Ex 3(c)

3(b)	Composite By-Laws of I&M, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4	Indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and The Bank of New York, as Trustee.
Registration Statement No. 333-88523, Ex 4(a)(b)(c)
Registration Statement No. 333-58656, Ex 4(b)(c)
Registration Statement No. 333-108975, Ex 4(b)(c)(d)
Registration Statement No. 333-136538, Ex 4(b)(c)
Registration Statement No. 333-156182, Ex 4(b)
Registration Statement No. 333-185087, Ex 4(b)
Registration Statement No. 333-207836, Ex 4(b)
Registration Statement No. 333-225103, Ex 4(b)(c)(d)
Registration Statement No. 333-268880 Ex. 4(b)(c)

4(a)	Company Order and Officer’s Certificate between I&M and The Bank of New York Mellon Trust Company, N.A. as Trustee dated March 23, 2023 establishing terms of the 5.625% Senior Notes, Series P, due 2053.	Form 8-K, Ex 4(a) filed March 23, 2023.

10(a)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended.	Registration Statement No. 33-32752, Ex 28(b)(1)(A)(B)

10(c)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 filed October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

OPCo‡ File No. 1-6543

3(a)	Composite of the Amended Articles of Incorporation of OPCo, dated June 3, 2002.	Form 10-Q, Ex 3(e), June 30, 2002

3(b)	Amended Code of Regulations of OPCo.	Form 10-Q, Ex 3(b), June 30, 2008

4(a)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between OPCo and Bankers Trust Company (now The Bank of New York Mellon Trust Company, N.A. as assignee of Deutsche Bank Trust Company Americas), as Trustee.
Registration Statement No. 333-49595, Ex 4(a)(b)(c)
Registration Statement No. 333-106242, Ex 4(b)(c)(d)
Registration Statement No. 333-127913, Ex 4(b)(c)
Registration Statement No. 333-139802, Ex 4(b)(c)(d)
Registration Statement No. 333-161537, Ex 4(b)(c)(d)
Registration Statement No. 333-211192, Ex 4(b)
Registration Statement No. 333-230094, Ex 4(b)
Registration Statement No. 333-255600, Ex 4(b)(c)(d)
Registration Statement No. 333-275801, Ex 4(b)

4(a)1	Resignation of Deutsche Bank Trust Company Americas, as Trustee and appointment of The Bank of New York Mellon Trust Company, N.A. as Trustee of Indenture with OPCo dated as of September 1, 1997.	Form 8-K, Item 8.01 filed October 8, 2018

4(a)2	Company Order and Officer’s Certificate between OPCo and The Bank of New York Mellon Trust Company, N.A. as Trustee dated September 9, 2021 establishing terms of the 2.90% Senior Notes, Series R, due 2051.	Form 8-K, Ex 4(a) filed September 13, 2021

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

4(a)3	Company Order and Officer’s Certificate between OPCo and The Bank of New York Mellon Trust Company, N.A. as Trustee dated May 6, 2024 establishing terms of the 5.65% Senior Notes, Series T due 2034.	Form 8-K, Ex 4(a) filed May 6, 2024

4(b)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between OPCo and Bank One, N.A., as Trustee.	Registration Statement No. 333-127913, Ex 4(d)(e)(f)

4(c)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between CSPCo (predecessor in interest to OPCo) and Bankers Trust Company, as Trustee.	Registration Statement No. 333-54025, Ex 4(a)(b)(c)(d) Registration Statement No. 333-128174, Ex 4(b)(c)(d) Registration Statement No. 333-150603, Ex 4(b)

4(d)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between CSPCo (predecessor in interest to OPCo) and Bank One, N.A., as Trustee.	Registration Statement No. 333-128174, Ex 4(e)(f)(g) Registration Statement No. 333-150603, Ex 4(b)

4(e)	First Supplemental Indenture, dated as of December 31, 2011, by and between OPCo and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Indenture dated as of September 1, 1997 between CSPCo (predecessor in interest to OPCo) and the trustee.	Form 8-K, Ex 4.1 filed January 6, 2012

4(f)	Third Supplemental Indenture, dated as of December 31, 2011, by and between OPCo and The Bank of New York Mellon Trust Company, N.A., as trustee, supplementing the Indenture dated as of February 14, 2003 between CSPCo (predecessor in interest to OPCo) and the trustee.	Form 8-K, Ex 4.2 filed January 6, 2012

10(a)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended September 10, 2010.	2013 Form 10-K, Ex 10(a)

10(b)	Consent Decree with U.S. District Court dated October 9, 2007, as modified July 17, 2019.	Form 8-K, Ex. 10 filed October 9, 2007 Form 10-Q, Ex 10, June 30, 2013 Form 10-Q, Ex 10, June 30, 2019

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

PSO‡ File No. 0-343

3(a)	Certificate of Amendment to Restated Certificate of Incorporation of PSO.	Form 10-Q, Ex 3(a), June 30, 2008

3(b)	Composite By-Laws of PSO amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of November 1, 2000, between PSO and The Bank of New York, as Trustee.
Registration Statement No. 333-100623, Ex 4(a)(b)
Registration Statement No. 333-114665, Ex 4(b)(c)
Registration Statement No. 333-133548, Ex 4(b)(c)
Registration Statement No. 333-156319, Ex 4(b)(c)
Registration Statement No. 333-251378, Ex 4(b)(c)
Registration Statement No. 333-282058 Ex. 4(b)(c)

4(b)	Twelfth Supplemental Indenture dated as of December 1, 2024 between PSO and The Bank of New York Mellon Trust Company, N.A. as Trustee establishing terms of the 5.20% Senior Notes, Series M, due 2035.	Form 8-K. Ex 4(a) filed December 5, 2024

4(c)	Credit Agreement dated as of January 19, 2021 among PSO as Borrower, Initial Lenders and Sumitomo Mitsui Banking Corporation as Administrative Agent.	2020 Form 10-K, Ex 4(d)

4(c)A	April 19, 2022 Amendment and extension to $500,000,000 Credit Agreement dated January 19, 2021 among PSO, Initial Lenders and Sumitomo Mitsui Banking Corporation as Administrative Agent.	Form 10-Q Ex 4(c), March 31, 2022

*23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney.

*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:

*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File. Formatted as inline XBRL and contained in Exhibit 101.

SWEPCo‡ File No. 1-3146

3(a)	Composite of Amended Restated Certificate of Incorporation of SWEPCo.	2008 Form 10-K, Ex 3(a)

3(a)(A)	Amendment to Amended Restated Certificate of Incorporation.	Form 8-K Ex 3.1 filed September 1, 2020

3(b)	Composite By-Laws of SWEPCo amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)

4(a)	Indenture (for unsecured debt securities), dated as of February 4, 2000, between SWEPCo and The Bank of New York, as Trustee.
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
Registration Statement No. 333-161539, Ex 4(b)(c)
Registration Statement No. 333-194991, Ex 4(b)(c)
Registration Statement No. 333-208535, Ex 4(b)(c)
Registration Statement No. 333-226856, Ex 4(b)(c)
Registration Statement No. 333-238159, Ex 4(b) Registration Statement No. 333-258961, Ex 4(b)
Registration Statement No. 333-282060, Ex 4(b)(c)

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