Form 10-Q
period 2025-03-31
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2025-05-06
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2025
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

Number of shares of common stock outstanding of the Registrants as of
May 6, 2025

American Electric Power Company, Inc.	534,195,026
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	3,680
($18 par value)

(a)100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.
NA    Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
March 31, 2025

Page
Number
Glossary of Terms	i

Forward-Looking Information	vi

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	35

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	41
Condensed Consolidated Financial Statements	43

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	49
Condensed Consolidated Financial Statements	50

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	55
Condensed Consolidated Financial Statements	57

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	63
Condensed Consolidated Financial Statements	65

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	71
Condensed Consolidated Financial Statements	74

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	79
Condensed Financial Statements	81

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	87
Condensed Consolidated Financial Statements	90

Index of Condensed Notes to Condensed Financial Statements of Registrants	96

Controls and Procedures	163

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
AEP
American Electric Power Company, Inc., an investor-owned electric public utility holding company which includes American Electric Power Company, Inc. (Parent) and majority owned consolidated subsidiaries and consolidated affiliates.

AEP Credit	AEP Credit, Inc., a consolidated VIE of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP East Companies	APCo, I&M, KGPCo, KPCo, OPCo and WPCo.
AEP Energy Supply, LLC	A nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
AEP OnSite Partners	A division of AEP Energy Supply, LLC that builds, owns, operates and maintains customer solutions utilizing existing and emerging distributed technologies.
AEP Renewables	A division of AEP Energy Supply, LLC that develops and/or acquires large scale renewable projects that are backed with long-term contracts with creditworthy counterparties.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary. AEP Texas engages in the transmission and distribution of electric power to retail customers in west, central and southern Texas.
AEP Transmission Holdco / AEPTHCo	AEP Transmission Holding Company, LLC, a subsidiary of AEP, an intermediate holding company that owns transmission operations joint ventures and AEPTCo.
AEPEP	AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, hedging activities, asset management and commercial and industrial sales in deregulated markets.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a wholly-owned subsidiary of AEP Transmission Holdco, is an intermediate holding company that owns the State Transcos.
AEPTCo Parent	AEP Transmission Company, LLC, the holding company of Midwest Transmission Holdings and the State Transcos within the AEPTCo consolidation.
AFUDC	Allowance for Equity Funds Used During Construction.
ALJ	Administrative Law Judge.
AOCI	Accumulated Other Comprehensive Income.
APCo
Appalachian Power Company, an AEP electric utility subsidiary. APCo engages in the generation, transmission and distribution of electric power to retail customers in the southwestern portion of Virginia and southern West Virginia.

Appalachian Consumer Rate Relief Funding
Appalachian Consumer Rate Relief Funding, LLC, a wholly-owned subsidiary of APCo and a consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to the under-recovered ENEC deferral balance.

APSC	Arkansas Public Service Commission.
ARO	Asset Retirement Obligations.
ASU	Accounting Standards Update.
ATM	At-the-Market.
CAA	Clean Air Act.
CAMT	Corporate Alternative Minimum Tax.
CCR	Coal Combustion Residual.
CEO	Chief Executive Officer.
CO2	Carbon dioxide and other greenhouse gases.
CODM	Chief Operating Decision Maker.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,296 MW nuclear plant owned by I&M.
CSAPR	Cross-State Air Pollution Rule.
i

Term	Meaning

CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel XV, DCC Fuel XVI, DCC Fuel XVII, DCC Fuel XVIII, DCC Fuel XIX, DCC Fuel XX and DCC XXI consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo. DHLC is a non-consolidated VIE of SWEPCo.
Diversion	Diversion, acquired in December 2024, consists of 201 MWs of wind generation in Texas.
Eastern Region	AEP’s eastern service territory includes the areas where APCo, I&M, KGPCo, KPCo, OPCo and WPCo engage in the generation, transmission and distribution of electric power to customers.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated VIE of AEP.
ELG	Effluent Limitation Guidelines.
ENEC	Expanded Net Energy Cost.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESA	Electric Service Agreement.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.
ETR	Effective Tax Rate.
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

IMTCo	AEP Indiana Michigan Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
IRS	Internal Revenue Service.
ITC	Investment Tax Credit.
IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary. KGPCo provides electric service to retail customers in Kingsport, Tennessee and eight neighboring communities in northeastern Tennessee.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary. KPCo engages in the generation, transmission and distribution of electric power to retail customers in eastern Kentucky.
KPSC	Kentucky Public Service Commission.

Term	Meaning

KWh	Kilowatt-hour.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
Midwest Transmission Holdings	Midwest Transmission Holdings, LLC, a subsidiary of AEPTCo Parent that owns all of the issued and outstanding stock of IMTCo and OHTCo.
MISO	Midcontinent Independent System Operator.
Mitchell Plant	A two unit, 1,560 MW coal-fired power plant located in Moundsville, West Virginia. The plant is jointly owned by KPCo and WPCo.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
NCWF	North Central Wind Energy Facilities, a joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,484 MWs of wind generation.
NMRD	New Mexico Renewable Development, LLC.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NOLC	Net Operating Loss Carryforward.
NOx	Nitrogen Oxide.
OCC	Corporation Commission of the State of Oklahoma.
OHTCo	AEP Ohio Transmission Company, Inc., a wholly-owned AEPTCo transmission subsidiary.
OPCo	Ohio Power Company, an AEP electric utility subsidiary. OPCo engages in the transmission and distribution of electric power to retail customers in Ohio.
OPEB	Other Postretirement Benefits.
OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PFD	Proposal for Decision.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PLR	Private Letter Ruling.
PM	Particulate Matter.
PPA	Power Purchase Agreement.
PSA	Purchase and Sale Agreement.
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

Term	Meaning

Risk Management Contracts	Trading and non-trading derivatives, including those derivatives designated as cash flow and fair value hedges.
Rockport Plant	A generation plant, jointly owned by AEGCo and I&M, consisting of two 1,310 MW coal-fired generating units near Rockport, Indiana.
ROE	Return on Equity.
RPM	Reliability Pricing Model.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated VIE for AEP and SWEPCo.
SEC	U.S. Securities and Exchange Commission.
SIP	State Implementation Plan.
SNF	Spent Nuclear Fuel.
SO2	Sulfur dioxide.
SPP	Southwest Power Pool regional transmission organization.
SSO	Standard service offer.
State Transcos	AEPTCo’s seven wholly-owned, FERC regulated, transmission only electric utilities, which are geographically aligned with AEP’s existing utility operating companies.
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

Transource Energy
Transource Energy, LLC, a consolidated VIE formed for the purpose of investing in utilities which develop, acquire, construct, own and operate transmission facilities in accordance with FERC-approved rates. Transource Energy is 86.5% owned by AEP.

Turk Plant	John W. Turk, Jr. Plant, a 650 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
UPA	Unit Power Agreement.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by Transource Energy, Dominion High Voltage MidAtlantic, Inc., and First Energy Transmission, LLC, on November 24, 2024.
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
VIU	Vertically Integrated Utilities.

Term	Meaning

West Region	AEP’s western service territory includes the areas where AEP Texas, PSO and SWEPCo engage in the generation, transmission and distribution of electric power to customers.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary. WPCo provides electric service to retail customers in northern West Virginia.
WVPSC	Public Service Commission of West Virginia.
v

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements, and for the Registrants other than Parent, this report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report, but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Changes in economic conditions, electric market demand and demographic patterns in AEP service territories.
•	The economic impact of increased global conflicts and trade tensions, and the adoption or expansion of economic sanctions, tariffs, trade restrictions or changes in trade policy.
•	Inflationary or deflationary interest rate trends.
•	New legislation adopted in the states in which we operate that alters the regulatory framework or that prevents the timely recovery of costs and investments.
•	Volatility and disruptions in financial markets precipitated by any cause, including fiscal and monetary policy, turmoil related to federal budget or debt ceiling matters or instability in the banking industry; particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (a) if expected sources of capital such as proceeds from the sale of assets, subsidiaries and tax credits and anticipated securitizations do not materialize or do not materialize at the level anticipated, and (b) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Changing demand for electricity, including large load contractual commitments for interconnection.
•	The risks and uncertainties associated with wildfires, including damages caused by wildfires, the extent of each Registrant’s liability in connection with wildfires, investigations and outcomes associated with legal proceedings, demands or similar actions, inability to recover wildfire costs through insurance or through rates and the impact on financial condition and the reputation of each Registrant.
•	The impact of extreme weather conditions, natural disasters and catastrophic events such as storms, wildfires and drought conditions that pose significant risks including potential litigation and the inability to recover significant damages and restoration costs incurred.
•	Limitations or restrictions on the amounts and types of insurance available to cover losses that might arise in connection with natural disasters, wildfires or operations.
•	The cost of fuel and its transportation, the creditworthiness and performance of parties who supply and transport fuel and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to build or acquire generation (including from renewable sources), transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) to meet the demand for electricity at acceptable prices and terms, including favorable tax treatment, cost caps imposed by regulators and other operational commitments to regulatory commissions and customers for generation projects, and to recover all related costs.
•
The disruption of AEP’s business operations due to impacts on economic or market conditions, costs of compliance with potential government regulations, electricity usage, supply chain issues, customers, service providers, vendors and suppliers caused by pandemics, natural disasters or other events.

•	New legislation, litigation or government regulation, including changes to tax laws and regulations, oversight of nuclear generation, energy commodity trading and new or modified requirements related to emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	The impact of federal tax legislation, including potential changes to existing tax incentives, on results of operations, financial condition, cash flows or credit ratings.
•	The risks before, during and after generation of electricity associated with the fuels used or the by-products and wastes of such fuels, including coal ash and SNF.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation or regulatory proceedings or investigations.

•	The ability to efficiently manage and recover operation, maintenance and development project costs.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.
•	The impact of changing expectations and demands of customers, regulators, investors and stakeholders, including development, adoption, and use of artificial intelligence by us, our customers and our third party vendors and evolving expectations related to environmental, social and governance concerns.
•	Changes in utility regulation and the allocation of costs within RTOs including ERCOT, PJM and SPP.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB and nuclear decommissioning trust funds and a captive insurance entity and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars and military conflicts, the effects of terrorism (including increased security costs), embargoes, cybersecurity threats, labor strikes impacting material supply chains, global information technology disruptions and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel.
The forward-looking statements of the Registrants speak only as of the date of this report or as of the date they are made.  The Registrants expressly disclaim any obligation to update any forward-looking information, except as required by law.  For a more detailed discussion of these factors, see “Risk Factors” in Part I of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) and in Part II of this report.

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

PART I.  FINANCIAL INFORMATION

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

AEP CONSOLIDATED RESULTS OF OPERATIONS

First Quarter of 2025 Compared to First Quarter of 2024

Earnings Attributable to AEP Common Shareholders decreased from $1.0 billion in 2024 to $800 million in 2025 primarily due to:

•The favorable impact from the receipt of PLRs in 2024 related to the treatment of NOLCs in retail rate making. See “NOLCs in Retail Jurisdictions - IRS PLRs” section below for additional information.

This decrease was partially offset by:

•Favorable rate proceedings in AEP’s various jurisdictions.
•An increase in sales volumes driven by favorable weather.

See “Results of Operations” section for additional information by operating segment.

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

Reconciliation of Reported GAAP Earnings to Operating Earnings

The following tables present a reconciliation of operating earnings to the most directly comparable GAAP measure.

	Three Months Ended March 31, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Reported GAAP Earnings	$800.2	$101.6	$211.5	$164.6	$57.5	$63.0	$27.5	$48.5
Adjustments to Reported GAAP Earnings (a):
Mark-to-Market Impact of Commodity Hedging Activities (b)	(14.0)	—	—	—	25.8	—	—	—
Sale of AEP OnSite Partners (c)	9.4	—	—	—	—	—	—	—
Impact of Ohio Legislation (d)	27.7	—	—	—	—	27.7	—	—
Total Specified Items	23.1	—	—	—	25.8	27.7	—	—

Operating Earnings	$823.3	$101.6	$211.5	$164.6	$83.3	$90.7	$27.5	$48.5

(a)Excluding tax related adjustments, all items presented in the table are tax adjusted at the statutory rate unless otherwise noted.
(b)Represents the impact of mark-to-market economic hedging activities.
(c)Represents an adjustment to the estimated loss on the sale of AEP OnSite Partners as a result of the contractual working capital true-up.
(d)Represents the estimated reduction in regulatory assets for OVEC-related purchased power costs as a result of recently approved legislation in Ohio.

	Three Months Ended March 31, 2024
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Reported GAAP Earnings	$1,003.1	$79.7	$181.2	$136.5	$145.0	$70.6	$72.0	$208.1
Adjustments to Reported GAAP Earnings (a):
Mark-to-Market Impact of Commodity Hedging Activities (b)	(51.8)	—	—	—	20.5	—	—	—
Remeasurement of Excess ADIT Regulatory Liability (c)	(32.4)	—	—	—	—	—	—	(32.3)
Impact of NOLC on Retail Rate Making (d)	(259.6)	—	—	—	(69.1)	—	(56.5)	(134.0)
Disallowance - Dolet Hills Power Station (e)	11.1	—	—	—	—	—	—	11.1
Total Specified Items	(332.7)	—	—	—	(48.6)	—	(56.5)	(155.2)

Operating Earnings	$670.4	$79.7	$181.2	$136.5	$96.4	$70.6	$15.5	$52.9

(a)Excluding tax related adjustments, all items presented in the table are tax adjusted at the statutory rate unless otherwise noted.
(b)Represents the impact of mark-to-market economic hedging activities.
(c)Represents the impact of the remeasurement of excess ADIT in Arkansas.
(d)Represents the impact of receiving IRS PLRs related to NOLCs in retail rate making on I&M, PSO and SWEPCo. Amount includes a reduction in excess ADIT and activity related to prior periods.
(e)Represents the impact of a disallowance recorded at SWEPCo on the remaining net book value of the Dolet Hills Power Station as a result of an LPSC approved settlement agreement in April 2024.

RECENT DEVELOPMENTS AND TRANSACTIONS

Forward Sale of Equity

In March 2025, AEP entered into separate forward sale agreements with non-affiliate forward purchasers relating to 22,549,020 shares of AEP’s common stock at an initial price of $102.00 per share, exclusive of an underwriting discount equal to $2.244 per share. Except in certain specified circumstances that would require physical share settlement, AEP may elect to settle the forward sale transaction by means of physical, cash or net share settlement. The timing of the settlement of the forward sale agreements is also at AEP’s discretion, and management currently expects settlement to occur on or prior to December 31, 2026. To the extent the forward sale agreements are physically settled, AEP will issue common stock to the forward purchasers and receive cash proceeds based on the applicable forward sale price on the settlement date as defined in the forward sale agreements. As of March 31, 2025, AEP expects approximately $2.3 billion of net cash proceeds from the full physical settlement of the forward sale agreements and management anticipates using any future proceeds for general corporate purposes, which may include capital contributions to utility subsidiaries, acquisitions or repayment of debt. The forward sale transactions will be classified as equity transactions because they are indexed to AEP’s common stock and physical settlement is within AEP’s control.

Noncontrolling Interest in OHTCo and IMTCo (Applies to AEP and AEPTCo)

In January 2025, AEP announced a partnership between nonaffiliated entities to acquire a 19.9% noncontrolling interest in OHTCo and IMTCo for $2.82 billion. Net proceeds will be used to help finance AEP’s $54 billion capital plan for 2025-2029, announced in November 2024, driven by transmission and distribution infrastructure upgrades and new generation to support anticipated load growth. The transaction has received clearance from the Committee on Foreign Investment in the United States and remains subject to FERC approval. AEP expects to close on the transaction in the second half of 2025. If the transaction does not close, it could reduce expected future cash flows and impact financial condition.

Valley Link Investment (Applies to AEP and Transource Energy)

In July 2024, Transource Energy, VEPCO and FirstEnergy entered into a joint proposal agreement in connection with PJM’s 2024 Regional Transmission Expansion Plan process on transmission system upgrades to improve reliability and increase power availability in states including Indiana, Maryland, Ohio, Virginia and West Virginia. Pursuant to such joint proposal agreement, Transource Energy, VEPCO and FirstEnergy Transmission, LLC, a subsidiary of FirstEnergy, jointly proposed certain regional electric transmission projects for PJM's consideration. In November 2024, Transource Energy, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and FirstEnergy Transmission, LLC formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. In February 2025, those jointly proposed regional electric transmission projects, which were selected by PJM board to address forecasted conditions that would create reliability concerns, include approximately $3 billion in investments for Valley Link to both build new and upgraded existing transmission infrastructure. Transource Energy’s investment is estimated to be $1.1 billion.

In March 2025, Valley Link Transmission Maryland, LLC, Valley Link Transmission Virginia, LLC, and Valley Link Transmission West Virginia, LLC submitted to FERC a request for acceptance of formula rates for each company, consisting of a formula rate template and implementation protocols, effective May 2025. The filing also requests approval of certain Federal Power Act Section 219 transmission incentive rate treatments in connection with each Company’s respective investment in the Valley Link Project Portfolio.

Fuel Cell Agreement

In November 2024, AEP executed a purchase agreement to acquire 100 MWs of solid oxide fuel cells with an option to acquire up to one gigawatt in total by the end of 2025. AEP, through its utility subsidiaries, is offering data centers and other large customers this custom solution to support their growing energy needs while grid infrastructure enhancements are completed to accommodate demand. As of March 31, 2025, OPCo has signed two contracts for electricity service from fuel cells. In February 2025, OPCo requested PUCO approval of those two contracts. Approved legislation in Ohio, if enacted to law, repeals the underlying statutory authority prospectively. See “Ohio Legislation” section below for additional information.

NOLCs in Retail Jurisdictions - IRS PLRs

The Registrants have made rate filings with state commissions to transition to stand-alone treatment of NOLCs in retail rate making. The Registrants completed the transition in Michigan, Tennessee, West Virginia and Virginia prior to 2025. In the most recent KPCo, I&M (Indiana jurisdiction), PSO and SWEPCo base rate cases, the companies filed to transition to stand-alone rate making which was contingent upon a supportive PLR from the IRS.

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

Beginning in the second quarter of 2024 and continuing until the NOLC revenue requirement is in rates, AEP is recognizing additional regulatory assets related to revenue requirement amounts to be collected from customers. As of March 31, 2025, AEP has NOLC regulatory assets of $102 million on its balance sheet.

In the second quarter of 2024, requests seeking to establish a recovery mechanism for these regulatory assets were filed in Indiana, Oklahoma and Texas. Certain intervenors in each jurisdiction have challenged the recovery or have proposed ratemaking treatment that would offset the recovery of the regulatory assets.

In March 2025, the IURC issued an order approving I&M’s request to collect the regulatory asset over 2 years and collect the ongoing revenue requirement associated with the stand-alone NOLC. In February 2025, an ALJ in Oklahoma issued a report recommending PSO be allowed to collect the regulatory asset over 20 months and collect the ongoing revenue requirement associated with the stand-alone treatment of NOLCs, as well as record a regulatory liability for all NOLC collections. A final order from the OCC is expected in the second quarter of 2025. SWEPCo and certain intervenors filed a settlement agreement with the PUCT in March 2025. If the settlement is approved by the PUCT, it would allow SWEPCo to begin recovery of the regulatory asset, subject to refund. The recovery mechanism would collect the regulatory asset over 3 years and collect the ongoing annual revenue requirement. Parties reserved the right to challenge the treatment of NOLC on a stand-alone ratemaking basis in a future proceeding.

Customer Demand

AEP uses sales volumes by customer class as a way to measure significant drivers of customer demand. The percentage change in sales volumes by customer class are shown in the table below:

(a)Percentage change for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
(b)The increase in commercial sales was primarily due to new data processor loads and economic development.

Inflation, Tariffs on International Trade and Supply Chain Disruption

The United States economy has been in an elevated inflationary environment. The Registrants have experienced certain supply chain constraints driven by several factors including international tensions and the ramifications of regional conflict, inflation, increased energy infrastructure construction to meet energy intensive customer demands, labor shortages in certain trades and shortages in the availability of certain raw materials. These supply chain constraints have not had a material impact on the Registrants’ net income, cash flows and financial condition, but have extended lead times for certain goods and services and have contributed to higher prices for fuel, materials, labor, equipment and other needed commodities.

The U.S. administration has taken executive action and proposed additional measures intended to alter the U.S. approach to international trade policy, the terms of certain existing bilateral or multi‐lateral trade agreements and trading arrangements with foreign countries. Such changes to U.S. international trade policy, and any retaliatory trade measures that foreign governments may take in response, including the imposition of tariffs, sanctions, export or import controls, or other measures that restrict international trade, or the threat of such actions, could result in additional increases in the cost of certain goods, services and cost of capital and further extend lead times.

Management has implemented risk mitigation strategies seeking to limit the impacts of these supply chain constraints. Forecasted load growth and tariffs on international trade may further impact supply chains in the future by increasing demand pressures for certain materials and services, thereby requiring additional risk mitigation strategies to be deployed.

A prolonged continuation or a further increase in the severity of inflationary pressure and tariffs on internation trade could result in additional supply chain disturbances. These events could lead to additional increases in the cost of certain goods, services and cost of capital and further extend lead times which could reduce future net income and cash flows and impact financial condition.

Large Load/Data Center Tariffs

In July 2024, I&M submitted an application to the IURC to modify its Industrial Power Tariff to incorporate terms and conditions of service that would apply to large load customers with a load, individually or in the aggregate, greater than 150 MW. Among other things, the proposal aimed to extend the duration of ESAs, implement higher minimum demand charges compared to current tariff provisions and address changes in contract capacity commitments and termination of service.

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

In February 2025, the IURC issued an order approving the terms of the joint settlement, with one modification. The modification to the settlement agreement in the approved order, which has been accepted by all settling parties, states that any reduction of more than 20% of a large load customer’s contract capacity, that is mutually agreed upon between I&M and the large load customer, must be submitted to the IURC for its review and approval before becoming effective. This modification allows for increased transparency and IURC oversight of any significant changes to a large load customer’s commitment and any associated impacts of such changes.

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

Subsequently, in October 2024, OPCo, along with the PUCO Staff, the Ohio Consumers Counsel, and additional parties, filed a separate stipulation proposing the approval of the application with modifications. This stipulation recommended retaining the application’s proposal to apply the tariff only to data center customers and it proposed setting minimum demand charges that were higher than those proposed in the October 2024 stipulation but lower than those in the original application. Hearings were held in December 2024 and January 2025 and briefing was completed in early April 2025. OPCo anticipates a PUCO decision in 2025.

New Generation to Support Reliability

The growth of AEP’s regulated generation portfolio reflects the company’s commitment to meet increasing customer demand for power while balancing cost and reliability.

Significant Approved Renewable Generation Filings

AEP has received regulatory approvals from various state regulatory commissions to acquire approximately 2,303 MWs of owned renewable generation facilities, totaling approximately $5.5 billion. The estimated cost of these facilities is included in the Budgeted Capital Expenditures disclosure included in the Financial Condition section below. In addition, AEP has received regulatory approvals for 637 MWs of renewable PPAs. The following table summarizes regulatory approvals received for active renewable projects as of March 31, 2025:

Company	Generation Type	Expected Commercial Operation	Owned/PPA	Generating Capacity
				(in MWs)
APCo	Solar	2025-2027	PPA	184
APCo (a)	Wind	2025-2026	Owned	344
I&M	Solar	2026-2027	PPA	280
I&M	Solar	2027	Owned	469
I&M	Wind	2026	PPA	100
PSO (b)	Solar	2025-2026	Owned	339
PSO (b)	Wind	2025-2026	Owned	553
SWEPCo	Solar	2025	PPA	73
SWEPCo	Wind	2025	Owned	598
Total Approved Renewable Projects				2,940

(a)APCo has issued notice to proceed for the construction of all 344 MWs of wind capacity.
(b)PSO has issued notices to proceed for the construction of three wind facilities and one solar facility for a combined total capacity of 742 MWs. These facilities are part of the approved projects contemplated within PSO’s 892 MWs of total new renewable generation.

Natural Gas Generation

In June 2024, PSO entered into a PSA to acquire a 795 MW combined-cycle power generation facility located in Oklahoma. The acquisition is subject to OCC pre-approval including the approval of a rider to allow asset recovery prior to the inclusion in base rates in a future rate case. In January 2025, intervenors and the OCC staff filed testimony. While the OCC staff testified that PSO established the need for the acquisition and the Oklahoma Attorney General agreed that PSO considered reasonable alternatives, other intervenors requested additional analysis on the requirement to consider reasonable alternatives and recommended future cost caps and performance guarantees. PSO filed rebuttal testimony in January 2025 and a hearing with the OCC took place in March 2025. The acquisition has received approval from the FERC. In April 2025, an ALJ recommended the OCC deny pre-approval. In May 2025, PSO filed written exceptions to the ALJ recommendation to clarify the record for the benefit of the OCC. The OCC is open to reject or modify the ALJ’s recommendation based on all evidence presented. Subject to obtaining the required approval from the OCC, PSO expects to close on the transaction by June 30, 2025.

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

In February 2025, I&M entered into a PSA to acquire an 870 MW combined-cycle power generation facility located in Ohio. In April 2025, I&M submitted a FERC 203 application for the acquisition. If approved, the project will help I&M address increasing capacity and power needs. I&M expects to close on the transaction in the first quarter of 2026.

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

Capacity Purchase Agreements

In addition to the generation projects discussed above, AEP enters into Capacity Purchase Agreements (CPA) to satisfy operating companies capacity reserve margins to serve customers. The following table includes CPA amounts under contract as of March 31, 2025, by year, for the five year period 2025-2029:

	I&M	PSO		SWEPCo
	Natural Gas	Natural Gas	Wind	Natural Gas		Wind
Delivery Start Year	(in MWs)
2025	—	1,150	27	500		91
2026	—	980	86	350		100
2027	165	260	86	300		100
2028	1,005	260	—	300	(a)	—
2029	1,005	260	—	300	(a)	—

(a)In April 2025, SWEPCo entered into a 150 MW capacity purchase agreement for delivery start years of 2028, 2029 and 2030.

Regulatory Matters - Utility Rates and Rate Proceedings

The Registrants are involved in rate cases and other proceedings with their regulatory commissions in order to establish fair and appropriate electric service rates to recover their costs and earn a fair return on their investments.  Depending on the outcomes, these rate cases and proceedings can have a material impact on results of operations, cash flows and financial condition.

The following table summarizes the Registrants’ pending base rate case proceedings. See Note 4 - Rate Matters for additional information.

			Annual
		Filing	Base Revenue	Requested
Company	Jurisdiction	Date	Increase Request	ROE
			(in millions)
APCo	West Virginia	November 2024	$250.5	10.8%
SWEPCo	Arkansas	March 2025	114.0	10.9%

Other Significant Regulatory Matters

FERC 2021 PJM and SPP Transmission Formula Rate Challenge

The Registrants transitioned to stand-alone treatment of NOLCs in their PJM and SPP transmission formula rates beginning with the 2022 projected transmission revenue requirements and 2021 true-up to actual transmission revenue requirements, and provided notice of this change in informational filings made with the FERC. The annual revenue requirement increase as a result of the transition to stand-alone treatment of NOLCs for transmission formula rates is shown in the table below:

2021	2022	2023	2024	2025	Total
(in millions)
$78.3	$68.5	$60.7	$52.5	$48.7	$308.7

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

As a result of the January 2024 FERC orders, the Registrants’ balance sheets have reflected a liability for the probable refund of all NOLC revenues included in transmission formula rates for years 2021 through 2025, with interest. The Registrants have not yet been directed to make cash refunds related to 2022 through 2025 rate years. The probable refunds to affiliated and nonaffiliated customers are reflected as Deferred Credits and Other Noncurrent Liabilities on the balance sheets, with the exception of remaining amounts expected to be refunded within one year which are reflected in Other Current Liabilities. Refunds probable to be received by affiliated companies, resulting in a reduction to affiliated transmission expense, were deferred as an increase to Regulatory Liabilities or a reduction to Regulatory Assets on the balance sheets where management expects that refunds would be returned to retail customers through authorized retail jurisdiction rider mechanisms.

Kentucky Securitization Case

In January 2024, the KPSC issued a financing order approving KPCo’s request to securitize certain regulatory assets balances as of the time securitization bonds are issued and concluding that costs requested for recovery through securitization were prudently incurred. The KPSC’s financing order includes certain additional requirements related to securitization bond structuring, marketing, placement and issuance that were not reflected in KPCo’s proposal. In accordance with Kentucky statutory requirements and the financing order, the issuance of the securitized bonds is subject to final review by the KPSC after bond pricing. KPCo expects to proceed with the securitized bond issuance process and to complete the securitization process in 2025, subject to market conditions. As of March 31, 2025, regulatory asset balances expected to be recovered through securitization total $495 million and include: (a) $307 million of plant retirement costs, (b) $79 million of deferred storm costs related to 2020, 2021, 2022 and 2023 major storms, (c) $50 million of deferred purchased power expenses, (d) $56 million of under-recovered purchased power rider costs and (e) $3 million of deferred issuance-related expenses, including KPSC advisor expenses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

2025 West Virginia Securitization Filing

In March 2025, APCo and WPCo (the Companies) requested to finance, through the issuance of securitization bonds, approximately $2.4 billion of West Virginia jurisdictional undepreciated property balances and regulatory assets including: (a) $321 million of the Companies’ remaining combined unrecovered ENEC balance related to costs incurred through February 28, 2023, (b) $1.7 billion of undepreciated West Virginia jurisdictional plant balances as of December 31, 2022 for the Amos, Mitchell and Mountaineer Plants, (c) $237 million of environmental costs previously approved for recovery through a separate West Virginia surcharge and (d) $118 million of West Virginia jurisdictional major storm operation and maintenance costs deferred as of June 2024.

The Companies also proposed that the WVPSC consider approving the securitization of additional ENEC under-recovered costs, such as those costs approved in the 2024 ENEC case, as well as additional deferred West Virginia jurisdictional major storm operation and maintenance costs, such as those associated with Hurricane Helene and Winter Storms Blair, Harlow and Jett.

The WVPSC issued a procedural schedule for the Companies’ securitization filing with testimony due in May 2025 and a hearing scheduled for July 2025.

Virginia Legislation Enacted in 2025 – Impacting Future Rate Cases and Securitization

In March 2025, the Governor of Virginia signed into law amendments to the Virginia utility retail base rate and rider rate case processes applicable to APCo as well as definitions of assets that APCo may request for securitization in future filings, effective July 1, 2025. This legislation will move future APCo Virginia biennial base rate filing due dates from March 31st to May 31st, with a final Virginia SCC order to be issued on these future filings no later than January 15th of the subsequent year and resulting updated base rates implemented no earlier than March 1st. This legislation prohibits APCo from increasing Virginia retail rates during the winter heating months of November through February. Finally, this legislation also allows APCo to file with the Virginia SCC, no earlier than July 1, 2025, to request permission to securitize major storm costs incurred starting January 1, 2024 as well as the remaining December 31, 2023 Virginia retail net book values of APCo’s Amos and Mountaineer Plants. APCo intends to submit a securitization filing with the Virginia SCC in July 2025.

Ohio Legislation

In July 2019, Ohio House Bill 6 (HB 6), which offered incentives for power-generating facilities with zero or reduced carbon emissions, was signed into law by the Ohio Governor. HB 6 terminated energy efficiency programs as of December 31, 2020, including OPCo’s shared savings revenues of $26 million annually and phased out renewable mandates after 2026. HB 6 also provided for continued recovery of existing renewable energy contracts on a bypassable basis through 2032 and included a provision for continued recovery of OVEC costs through 2030 which is allocated to all electric distribution utility customers in Ohio on a non-bypassable basis. OPCo’s Inter-Company Power Agreement for OVEC terminates in June 2040.

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

In April 2025, Ohio House Bill 15 (HB 15) was approved by the Ohio legislature, which if enacted to law, would: (a) alter rate-setting mechanisms by replacing ESPs with triennial base rate cases based on a three-year forecasted test period, effective with the end of OPCo’s previously approved ESP which ends in May 2028, (b) eliminate OPCo’s ability to recover from, or refund to, customers the difference between purchased power expenses from OVEC and the market revenues OPCo receives from that purchased power as of the effective date of the law and (c) repeal the statute that permits electric distribution utilities, including OPCo, to execute contracts to provide customer-sited renewable generation service such as fuel cell technology or other renewable resources prospectively. HB 15 is subject to review by the Governor of Ohio.

As a result of the legislature’s approval of HB 15, in the first quarter of 2025, OPCo recorded a $35 million estimated reduction to its OVEC-related purchased power regulatory asset for deferred net costs that are no longer probable of future recovery. Management is unable to predict the future impact to net income, cash flows and financial condition arising from the future changes in OPCo’s rate setting mechanisms and the elimination of OPCo’s ability to recover from, or refund to, customers the difference between purchased power expenses from OVEC and the market revenues OPCo receives from that purchased power.

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

Claims for Indemnification Made by Owners of the Gavin Power Station

In November 2022, the Federal EPA issued a final decision denying Gavin Power LLC’s requested extension to allow a CCR surface impoundment at the Gavin Power Station to continue to receive CCR and non-CCR waste streams after April 11, 2021 until May 4, 2023 (the Gavin Denial). As part of the Gavin Denial, the Federal EPA made several assertions related to the CCR Rule (see “CCR Rule” section below for additional information), including an assertion that the closure of the 300 acre unlined fly ash reservoir (FAR) is noncompliant with the CCR Rule in multiple respects. The Gavin Power Station was formerly owned and operated by AEP and was sold to Gavin Power LLC and Lightstone Generation LLC in 2017. Pursuant to the PSA, AEP maintained responsibility to complete closure of the FAR in accordance with the closure plan approved by the Ohio EPA which was completed in July 2021. The PSA contains indemnification provisions, pursuant to which the owners of the Gavin Power Station have notified AEP they believe they are entitled to indemnification for any damages that may result from these claims, including any future enforcement or litigation resulting from any determinations of noncompliance by the Federal EPA with various aspects of the CCR Rule consistent with the Gavin Denial. The owners of the Gavin Power Station have also sought indemnification for landowner claims for property damage allegedly caused by modifications to the FAR. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the PSA. In January 2024, Gavin Power LLC also filed a complaint with the United States District Court for the Southern District of Ohio, alleging various violations of the Administrative Procedure Act and asserting that the Federal EPA, through its prior inaction, has waived and is estopped from raising certain objections raised in the Gavin Denial. Management is unable to determine a range of potential losses, if any, that is reasonably possible of occurring.

ENVIRONMENTAL ISSUES

AEP has a substantial capital investment program and incurs additional operational costs to comply with environmental control requirements.  Additional investments and operational changes will be made in response to existing and potential future requirements to reduce emissions from fossil generation and in response to rules governing the beneficial use and disposal of coal combustion by-products, clean water and renewal permits for certain water discharges. AEP is unable to predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may result from the new Presidential administration.

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

Impact of Environmental Compliance on the Generating Fleet

The rules and environmental control requirements discussed below will have a material impact on AEP’s operations.  As of March 31, 2025, AEP owned generating capacity of approximately 23,200 MWs, of which approximately 10,700 MWs were coal-fired.   In April 2024, the Federal EPA announced four major new rules directed at fossil-fuel electric generation facilities. Management continues to evaluate the impacts of these rules on the plans for the future of AEP’s generating fleet, in particular, the economic feasibility of making the requisite environmental investments in AEP’s fossil generation fleet. AEP continues to refine the cost estimates of complying with these rules to identify the best alternative for ensuring compliance with all of the rules while meeting AEP’s obligations to provide reliable and affordable electricity.

The costs of complying with new rules may also change based on: (a) potential state rules that impose additional more stringent standards, (b) additional rulemaking activities in response to court decisions, (c) actual performance of the pollution control technologies installed, (d) changes in costs for new pollution controls, (e) new generating technology developments, (f) total MWs of capacity retired and replaced, including the type and amount of such replacement capacity, (g) policy changes implemented by the Presidential administration and (h) other factors.

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

In February 2023, the Federal EPA Administrator finalized the disapproval of interstate transport SIPs submitted by 19 states, including Texas, addressing the 2015 Ozone NAAQS. The Federal EPA disapproved interstate transport SIPs submitted by additional states soon thereafter. Disapproval of the SIPs provided the Federal EPA with authority to impose a FIP for those states, replacing the SIPs that were disapproved. In August 2023, a FIP (the Good Neighbor Plan) went into effect that further revised the ozone season NOX budgets under the existing CSAPR program in states to which the FIP applies. As a result of several separate legal challenges brought by states and industry parties in various federal courts, implementation of the FIP has been stayed in all of the states in which AEP operates. In October 2024, the Federal EPA issued a final rule to administratively stay the effectiveness of the Good Neighbor Plan’s requirements for all sources covered by that rule as promulgated where an administrative stay was not already in place. The administrative stay of the Good Neighbor Plan’s effectiveness for power plants and other industrial facilities in each of the 23 states will remain in place until the Supreme Court lifts its order staying enforcement of the Good Neighbor Plan, other courts lift any judicial orders staying the SIP disapproval action as to the state, and the Federal EPA takes subsequent rulemaking action consistent with any judicial rulings on the merits. Additionally, in February 2025, the Federal EPA filed a motion with the court seeking to hold the legal challenges related to the Good Neighbor Plan in abeyance for 60 days, to allow the new administration time to review the rule. In March 2025, the Federal EPA filed a motion for the Good Neighbor Plan to remand the rule while leaving it in effect, indicating that the Federal EPA has identified issues with the rule that make reconsideration of issues, including issues raised in the litigation, appropriate. In April 2025, the D.C. Circuit Court of Appeals removed the cases challenging the Good Neighbor Plan from the oral argument calendar and placed the cases in abeyance pending further order of the court, with status reports to be filed at 90-day intervals beginning July 14, 2025. The order further requires the parties to file motions to govern further proceedings within 30 days of the Federal EPA’s completion of its review of the rule. Management will continue to monitor this litigation and any further actions by the Federal EPA for any potential impact to operations.

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

AEP is in the early stages of evaluating and identifying the best strategy for complying with this and other new rules, discussed below, while ensuring the adequacy of resources to meet customer needs. The rule has been challenged by 27 states, numerous companies, trade associations and others. AEP has joined with several other utilities to challenge the rule and has asked the court to stay the rule during the litigation, and the appeals have been consolidated. In July 2024, the U.S. Court of Appeals for the District of Columbia Circuit denied those motions to stay and several parties, including AEP and other utilities, filed applications with the United States Supreme Court seeking an emergency stay. The Supreme Court denied those applications in October 2024 and the challenges to the rule before the D.C. Circuit Court of Appeals were placed on an expedited schedule, with oral arguments held in December 2024. On February 5, 2025, the Federal EPA filed an unopposed motion asking the court to withhold issuing an opinion and to hold the case in abeyance for 60 days to allow the new Agency leadership to review the underlying rule. The court granted that motion on February 19, 2025 and ordered the parties to file motions to govern further proceedings by April 21, 2025. The Federal EPA has since announced plans to reconsider the rule. On April 21, 2025, the Federal EPA filed an unopposed motion to hold the case in abeyance while the Federal EPA conducts a rulemaking to reassess the challenged rule, with status reports due every 90 days. The court has not ruled on that motion. Management cannot predict the outcome of that litigation or any future actions by the Federal EPA related to the rule. Excessive costs to comply with environmental regulations have led to the announcement of early plant closures across the country. The Federal EPA’s new GHG rules, and suite of other new rules issued simultaneously which are discussed below, are directed at the fossil-fuel fired electric utility industry and could force AEP to close additional coal-fired generation facilities earlier than their estimated useful life, if those rules remain in place. If AEP is unable to recover the costs of its investments, it would reduce future net income and cash flows and impact financial condition.

MATS Rule

In April 2024, the Federal EPA issued a revised MATS rule for power plants. The rule includes a more stringent standard for emissions of filterable PM for coal-fired electric generating units, as well as a new mercury standard for lignite-fired electric generating units. The rule also requires the installation and operation of continuous emissions monitors for PM. Several states and other parties have challenged the rule in the United States Court of Appeals for the District of Columbia Circuit, but management cannot predict the outcome of the litigation. The litigation is being held in abeyance while the new administration evaluates the rule, and while the Federal EPA has not formally proposed any actions, in March 2025, the Administrator of the Federal EPA indicated that the agency would be reconsidering the MATS rule. In April 2025, the President issued a Proclamation exempting certain generation sources from the requirement to comply with the 2024 MATS rule for two years beyond the rule’s compliance date. Management is evaluating the impacts of the rule, but does not anticipate any significant challenges complying with the rule.

CCR Rule

The Federal EPA’s CCR Rule regulates the disposal and beneficial re-use of CCR, including fly ash and bottom ash created from coal-fired generating units and FGD gypsum generated at some coal-fired plants.  As originally promulgated, the rule applied to active and inactive CCR landfills and surface impoundments at facilities of active electric utility or independent power producers. In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). In March 2025, the Federal EPA announced plans to make changes to the CCR Rule and to work with states to implement future CCR requirements. See “Federal EPA’s Revised CCR Rule” section in Note 5 for additional information.

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

In April 2024, the Federal EPA finalized further revisions to the ELG rule that establish a zero liquid discharge standard for FGD wastewater, bottom ash transport water, and managed combustion residual leachate, as well as more stringent discharge limits for unmanaged combustion residual leachate. The revised rule provides a new compliance alternative that would eliminate the need to install zero liquid discharge systems for facilities that comply with the 2020 rule’s control technology requirements and commit by December 31, 2025 to retire by 2034. Management is evaluating the compliance alternatives in the rule, taking into consideration the requirements of the other new rules and their combined impacts to operations. Several appeals have been filed with various federal courts challenging the 2024 ELG rule. SWEPCo has also challenged the rule, by filing a joint appeal with a utility trade association in which AEP participates. The various appeals have been consolidated before the United States Court of Appeals for the Eighth Circuit. SWEPCo and the utility trade association filed a motion to stay the rule during the litigation. In October 2024, the court denied the motion. The litigation challenging the ELG Rule is being held in abeyance while the new administration evaluates the rule. In March 2025, the Federal EPA announced plans to reconsider the standards established by the 2024 ELG rule. Management cannot predict the outcome of the litigation or any further actions by the Federal EPA related to the ELG rule.

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

The table below summarizes the net book value, as of March 31, 2025, of generating facilities retired or planned for early retirement in advance of the retirement date currently authorized for ratemaking purposes:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset		Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)						(in millions)
PSO	Northeastern Plant, Unit 3	$89.1	$196.9		2026		(c)	$16.6
SWEPCo	Pirkey Plant	—	121.4	(d)	2023		(e)	—
SWEPCo	Welsh Plant, Units 1 and 3	303.8	180.5		2028	(f)	(g)	44.9

(a)Net book value, including CWIP, excluding cost of removal and materials and supplies.
(b)These amounts represent the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040.
(d)Represents Arkansas and Texas jurisdictional share.
(e)As part of the 2021 Arkansas Base Rate Case, the APSC granted SWEPCo regulatory asset treatment. SWEPCo is seeking recovery of the $37 million Arkansas jurisdictional share and a weighted average cost of capital carrying charge in the base rate case filed in March 2025. The Texas share of the Pirkey Plant will be addressed in SWEPCo’s next base rate case. See the “Regulated Generating Units” section of Note 4 for additional information.
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

The following discussion of AEP’s results of operations by operating segment provides a comparison of earnings (loss) attributable to AEP Common Shareholders for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 in accordance with GAAP. For AEP’s Vertically Integrated Utilities and Transmission and Distribution Utilities segments and Registrant Subsidiaries within these segments, the results include revenues from rate rider mechanisms designed to recover fuel, purchased power and other recoverable expenses such that the revenues and expenses associated with these items generally offset and do not affect Earnings Attributable to AEP Common Shareholders. For additional information regarding the financial results for the three months ended March 31, 2025 and 2024, see the discussions of Results of Operations by Subsidiary Registrant.

A detailed discussion of AEP’s 2024 results of operations by operating segment can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operation section included in the 2024 Annual Report.

The following tables present Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Vertically Integrated Utilities	$324.1	$560.8
Transmission and Distribution Utilities	164.6	150.3
AEP Transmission Holdco	234.6	208.7
Generation & Marketing	102.4	137.6
Corporate and Other	(25.5)	(54.3)
Earnings Attributable to AEP Common Shareholders	$800.2	$1,003.1

See Note 8 - Business Segments for additional information on Earnings (Loss) Attributable to AEP Common Shareholders by segment.

Heating Degree Days and Cooling Degree Days

Heating degree days and cooling degree days are metrics commonly used in the utility industry as a measure of the impact of weather on revenues.  In general, degree day changes in the eastern region have a larger effect on revenues than changes in the western region due to the relative size of the two regions and the number of customers within each region.

The actual heating degree days are calculated on a 55-degree temperature base and the actual cooling degree days are calculated on a 65-degree temperature base for Registrant Subsidiaries except AEP Texas. AEP Texas’ actual heating degree days are calculated on a 55-degree temperature base and actual cooling degree days are calculated on a 70-degree temperature base. Due to the recent more volatile weather, effective in January 2025, the calculation methodology for heating degree days and cooling degree days was changed from a daily minimum/maximum average temperature over a thirty-year period to a daily hourly average temperature over a twenty-year period. This change did not have a material impact on the Registrants’ discussion of weather-related usage.

VERTICALLY INTEGRATED UTILITIES

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended March 31,
	2025	2024
	(in millions of KWhs)
Retail:
Residential	9,404	8,560
Commercial	5,896	5,769
Industrial	8,101	8,252
Miscellaneous	533	538
Total Retail	23,934	23,119

Wholesale (a)	4,791	3,763

Total KWhs	28,725	26,882

(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended March 31,
	2025	2024
	(in degree days)
Eastern Region
Actual – Heating	1,617	1,221
Normal – Heating	1,567	1,602

Actual – Cooling	8	1
Normal – Cooling	4	4

Western Region
Actual – Heating	945	738
Normal – Heating	869	876

Actual – Cooling	59	55
Normal – Cooling	33	30

Reconciliation of First Quarter of 2024 to First Quarter of 2025
Earnings Attributable to AEP Common Shareholders from Vertically Integrated Utilities
(in millions)

First Quarter of 2024	$560.8

Changes in Revenues:
Retail Revenues	194.8
Off-system Sales	6.4
Transmission Revenues	8.4
Other Revenues	(19.7)
Total Change in Revenues	189.9

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(76.3)
Other Operation and Maintenance	1.9
Depreciation and Amortization	(61.6)
Taxes Other Than Income Taxes	6.1
Other Income	0.9
Allowance for Equity Funds Used During Construction	4.7
Non-Service Cost Components of Net Periodic Pension Cost	(8.2)
Interest Expense	(43.5)
Total Change in Expenses and Other	(176.0)

Income Tax Expense	(251.0)
Equity Earnings of Unconsolidated Subsidiary	(0.1)
Net Income Attributable to Noncontrolling Interests	0.5

First Quarter of 2025	$324.1

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $195 million primarily due to the following:
•An $83 million increase in weather-related usage primarily in the residential class driven by a 31% increase in heating degree days.
•An $82 million increase in rider revenues across all companies.
•A $39 million increase in base rate revenues at I&M and PSO.
•A $33 million increase in fuel revenues primarily due to increases at APCo and I&M, partially offset by a decrease at PSO.
These increases were partially offset by:
•A $49 million decrease due to regulatory provisions for refund at I&M.
•A $12 million decrease in weather-normalized revenues primarily in the industrial class.
•Off-system Sales increased $6 million primarily due to economic hedging activity and Rockport Plant, Unit 2 merchant sales at I&M.
•Transmission Revenues increased $8 million primarily due to continued investment in transmission assets.
•Other Revenues decreased $20 million primarily due to a decrease in sales of renewable energy credits at APCo and decreased revenues from a customer project to enhance transmission resilience at PSO.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation increased $76 million primarily due to increases at APCo, I&M and SWEPCo, partially offset by a decrease at PSO.
•Depreciation and Amortization expenses increased $62 million primarily due to the following:
•A higher depreciable base at APCo, I&M and SWEPCo.
•A prior year deferral of Excess ADIT as a result of the PLR received regarding the treatment of stand-alone NOLCs.
•Amortization of Storm Recovery Funding securitized assets and other regulatory assets at SWEPCo.
•Taxes Other Than Income Taxes decreased $6 million primarily due to lower franchise taxes and business and occupation taxes at APCo.
•Non-Service Cost Components of Net Periodic Pension Cost increased $8 million primarily due to an increase in loss amortization and discount rates from 2024 to 2025.
•Interest Expense increased $44 million primarily due to a prior year deferral of expenses as a result of the IRS PLR received regarding the treatment of stand alone NOLCs in retail rate making.
•Income Tax Expense increased $251 million primarily due to the following:
•A $212 million increase due to a reduction in Excess ADIT regulatory liabilities at I&M, PSO, and SWEPCo as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs recorded in 2024.
•A $32 million increase due to a reduction in Excess ADIT regulatory liabilities as a result of the APSC’s denial of SWEPCo’s request to allow the merchant portion of the Turk Plant to serve Arkansas customers recorded in 2024.

TRANSMISSION AND DISTRIBUTION UTILITIES

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2025	2024
	(in millions of KWhs)
Retail:
Residential	7,011	6,280
Commercial	9,588	7,991
Industrial	6,756	6,812
Miscellaneous	172	180
Total Retail (a)	23,527	21,263

Wholesale (b)	667	590

Total KWhs	24,194	21,853

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2025	2024
	(in degree days)
Eastern Region
Actual – Heating	1,907	1,463
Normal – Heating	1,820	1,871

Actual – Cooling	6	—
Normal – Cooling	2	3

Western Region
Actual – Heating	292	161
Normal – Heating	204	195

Actual – Cooling	161	146
Normal – Cooling	112	137

Reconciliation of First Quarter of 2024 to First Quarter of 2025
Earnings Attributable to AEP Common Shareholders from Transmission and Distribution Utilities
(in millions)

First Quarter of 2024	$150.3

Changes in Revenues:
Retail Revenues	26.2
Off-system Sales	13.0
Transmission Revenues	20.5
Other Revenues	(23.4)
Total Change in Revenues	36.3

Changes in Expenses and Other:
Purchased Electricity for Resale	11.8
Purchased Electricity from AEP Affiliates	30.7
Other Operation and Maintenance	(57.9)
Depreciation and Amortization	19.6
Taxes Other Than Income Taxes	(14.4)
Other Income	0.6
Allowance for Equity Funds Used During Construction	4.4
Non-Service Cost Components of Net Periodic Benefit Cost	(0.5)
Interest Expense	(15.4)
Total Change in Expenses and Other	(21.1)

Income Tax Expense	(2.3)
Equity Earnings (Loss) of Unconsolidated Subsidiary	1.4

First Quarter of 2025	$164.6

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $26 million primarily due to the following:
•A $78 million increase in rider revenues.
•A $43 million increase in weather-related usage driven by a 30% increase in heating degree days in the eastern region and an 81% increase in heating degree days and a 10% increase in cooling degree days in the western region.
•A $14 million increase in revenue from the base rate case in Texas.
These increases were partially offset by:
•A $76 million decrease due to lower prices and lower customer participation in OPCo’s SSO.
•A $28 million decrease in weather-normalized revenues in all classes in Ohio.
•Off-system Sales increased $13 million primarily due to increased sales of OVEC purchased power driven by higher market prices and volume.
•Transmission Revenues increased $21 million primarily due to an increase in interim rates driven by increased transmission investments in Texas.
•Other Revenues decreased $23 million primarily due to the maturity of Transition Funding III LLC securitization bonds in December 2024.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses decreased $12 million primarily due to $45 million in decreased recoverable purchases to serve SSO customers partially offset by a $35 million estimated reduction in regulatory assets for OVEC-related purchased power costs that are no longer probable of future recovery due to recently approved legislation in Ohio.

•Purchased Electricity from AEP Affiliates expenses decreased $31 million primarily due to decreased recoverable purchases to serve SSO customers in Ohio.
•Other Operation and Maintenance expenses increased $58 million primarily due to the following:
•A $70 million increase in recoverable transmission expenses.
This increase was partially offset by:
•An $11 million decrease in distribution expenses in Ohio primarily related to recoverable storm restoration costs and recoverable vegetation management expenses.
•A $9 million decrease related to recoverable energy assistance program expenses for qualified Ohio customers.
•Depreciation and Amortization expenses decreased $20 million primarily due to the following:
•A $16 million decrease in the amortization of securitized transition assets due to the maturity of Transition Funding III LLC securitization bonds in December 2024.
•A $10 million decrease due to capital rider under-recoveries in Ohio.
These decreases were partially offset by:
•A $9 million increase due to a higher depreciable base in Texas.
•Taxes Other Than Income Taxes increased $14 million primarily due to higher property taxes driven by additional investments in transmission and distribution assets.
•Interest Expense increased $15 million primarily due to higher debt balances and interest rates in Texas.

AEP TRANSMISSION HOLDCO
Summary of Investment in Transmission Assets for AEP Transmission Holdco

	March 31,
	2025	2024
	(in millions)
Plant in Service	$16,121.0	$14,740.7
Construction Work in Progress	2,341.8	1,980.2
Accumulated Depreciation and Amortization	1,715.3	1,405.8
Total Transmission Property, Net	$16,747.5	$15,315.1

Reconciliation of First Quarter of 2024 to First Quarter of 2025
Earnings Attributable to AEP Common Shareholders from AEP Transmission Holdco
(in millions)

First Quarter of 2024	$208.7

Changes in Transmission Revenues:
Transmission Revenues	44.8
Total Change in Transmission Revenues	44.8

Changes in Expenses and Other:
Other Operation and Maintenance	(0.3)
Depreciation and Amortization	(8.1)
Taxes Other Than Income Taxes	(0.6)
Interest and Investment Income	(1.8)
Allowance for Equity Funds Used During Construction	4.6
Non-Service Cost Components of Net Periodic Pension Cost	(0.7)
Total Change in Expenses and Other	(6.9)

Income Tax Expense	(12.6)
Equity Earnings of Unconsolidated Subsidiary	0.5
Net Income Attributable to Noncontrolling Interests	0.1

First Quarter of 2025	$234.6

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $45 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•Depreciation and Amortization expenses increased $8 million due to a higher depreciable base.
•Allowance for Equity Funds Used During Construction increased $5 million due to a higher AFUDC base and higher AFUDC rates.
•Income Tax Expense increased $13 million primarily due to the following:
•An $8 million increase due to an increase in pretax book income.
•A $4 million increase due to a decrease in amortization of Excess ADIT.

GENERATION & MARKETING

Reconciliation of First Quarter of 2024 to First Quarter of 2025
Earnings Attributable to AEP Common Shareholders from Generation & Marketing
(in millions)

First Quarter of 2024	$137.6

Changes in Revenues:
Merchant Generation	23.3
Renewable Generation	(6.7)
Retail, Trading and Marketing	166.8
Total Change in Revenues	183.4

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(209.9)
Other Operation and Maintenance	1.1
Depreciation and Amortization	4.1
Taxes Other Than Income Taxes	(0.5)
Interest and Investment Income	(5.0)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.4)
Interest Expense	4.1
Total Change in Expenses and Other	(206.5)

Income Tax Expense	(11.2)
Equity Earnings of Unconsolidated Subsidiaries	(0.9)

First Quarter of 2025	$102.4

The major components of the increase in Revenues were as follows:

•Merchant Generation increased $23 million primarily due to higher realized prices in 2025.
•Renewable Generation decreased $7 million primarily due to the sale of Onsite Partners in September 2024.
•Retail, Trading and Marketing increased $167 million primarily due to higher MTM hedging activity and higher market prices in 2025.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $210 million primarily due to an increase in energy costs in 2025.
•Interest and Investment Income decreased $5 million primarily due to the sale of Onsite Partners in September 2024.
•Income Tax Expense increased $11 million primarily due to the amortization of deferred ITCs from the sale of NMRD in 2024.

CORPORATE AND OTHER

First Quarter of 2025 Compared to First Quarter of 2024

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $54 million in 2024 to a loss of $26 million in 2025 primarily due to:

•A $13 million decrease in corporate expenses.
•A $13 million increase in equity earnings.
•An $11 million increase due to the recognition of deferred revenues for completed agreements.
•A $10 million increase in Income Tax Benefit primarily due to an increase in PTCs.
•A $9 million decrease in interest expense due to lower interest rates.
These increases in earnings were partially offset by:
•A $17 million decrease at EIS primarily due to an increase in insurance reserves.
•An $11 million decrease in interest income primarily due to lower advances to affiliates.

AEP CONSOLIDATED INCOME TAXES

First Quarter of 2025 Compared to First Quarter of 2024

Income Tax Expense increased $267 million primarily due to:
•A $212 million increase due to a reduction in Excess ADIT regulatory liabilities at I&M, PSO and SWEPCo as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking recorded in 2024.
•A $32 million increase due to a reduction in Excess ADIT regulatory liabilities as a result of the APSC’s denial of SWEPCo’s request to allow the merchant portion of the Turk Plant to serve Arkansas customers recorded in 2024.
•A $13 million increase due to an increase in pretax book income.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	March 31, 2025		December 31, 2024
	(dollars in millions)
Long-term Debt, including amounts due within one year	$42,989.8	58.3%	$42,642.8	59.1%
Short-term Debt	3,346.1	4.5	2,523.8	3.5
Total Debt	46,335.9	62.8	45,166.6	62.6
AEP Common Equity	27,320.7	37.1	26,943.8	37.3
Noncontrolling Interests	43.3	0.1	42.3	0.1
Total Debt and Equity Capitalization	$73,699.9	100.0%	$72,152.7	100.0%

AEP’s ratio of debt-to-total capital increased from 62.6% to 62.8% as of December 31, 2024 and March 31, 2025, respectively, primarily due to an increase in debt to support distribution and transmission investment in addition to working capital needs.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity for the next twelve months and foreseeable future.  As of March 31, 2025, AEP had $6 billion of revolving credit facilities to support its commercial paper program.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, long-term asset securitizations, leasing agreements, hybrid securities or common stock, including the settlement of the March 2025 forward sale of equity, which is expected to occur on or prior to December 31, 2026. AEP and its utilities finance its operations with commercial paper and other variable rate instruments that are subject to fluctuations in interest rates. To the extent that there is an increase in interest rates, it could reduce future net income and cash flows and impact financial condition.

Market volatility and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness. AEP continues monitoring the current bank environment and any impacts thereof. AEP was not materially impacted by these conditions during the three months ended March 31, 2025.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of March 31, 2025, available liquidity was approximately $3.8 billion as illustrated in the table below:

		Amount	Maturity
Commercial Paper Backup:		(in millions)
	Revolving Credit Facility	$5,000.0	March 2029
	Revolving Credit Facility	1,000.0	March 2027
Cash and Cash Equivalents		256.8
Total Liquidity Sources		6,256.8
Less:	AEP Commercial Paper Outstanding	2,437.8
Net Available Liquidity		$3,819.0

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during the first three months of 2025 was $2.4 billion.  The weighted-average interest rate for AEP’s commercial paper for the three months ended March 31, 2025 was 4.63%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $450 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of March 31, 2025 was $252 million with maturities ranging from April 2025 to March 2026. In April 2025, AEP issued an additional $52 million of letters of credit under existing uncommitted facilities with maturity dates ranging from October 2025 to April 2026.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2026. As of March 31, 2025, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of March 31, 2025, this contractually-defined percentage was 59%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $100 million, would cause an event of default under these credit agreements.  This condition also applies, at the more restrictive level of $50 million of debt outstanding, in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

March 2025 Forward Sale of Equity

See “Forward Sale of Equity” section of Note 12 for additional information regarding AEP’s forward sale of 22,549,020 shares of common stock in March 2025.

ATM Program

AEP participates in an ATM program that allows AEP to issue, from time to time, shares of its common stock, including shares of common stock that may be sold pursuant to an equity forward sales agreement. As of March 31, 2025, approximately $1.3 billion of equity is available for issuance under the ATM program. See Note 12 - Financing Activities for additional information.

Dividend Policy and Restrictions

The Board of Directors of AEP (AEP Board) declared a quarterly dividend of $0.93 per share in April 2025. Future dividends are at the discretion of the AEP Board and may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 12 for additional information.

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

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$246.0	$379.0
Net Cash Flows from Operating Activities	1,450.0	1,442.2
Net Cash Flows Used for Investing Activities	(2,102.0)	(1,669.3)
Net Cash Flows from Financing Activities	698.0	129.9
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	46.0	(97.2)
Cash, Cash Equivalents and Restricted Cash at End of Period	$292.0	$281.8

Operating Activities

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net Income	$802.2	$1,005.7
Non-Cash Adjustments to Net Income (a)	941.3	630.2
Mark-to-Market of Risk Management Contracts	(14.8)	40.9
Property Taxes	(88.4)	(89.2)
Deferred Fuel Over/Under-Recovery, Net	(74.5)	43.4
Change in Other Noncurrent Assets	(130.9)	(74.5)
Change in Other Noncurrent Liabilities	141.5	61.8
Change in Certain Components of Working Capital	(126.4)	(176.1)
Net Cash Flows from Operating Activities	$1,450.0	$1,442.2

(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Deferred Income Taxes and AFUDC.

Net Cash Flows from Operating Activities increased by $8 million primarily due to the following:
•A $108 million increase in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.
•An $80 million increase in cash from changes in Other Noncurrent Liabilities. This increase is primarily due to changes in provisions for refunds and regulatory liabilities driven by timing differences in refunds to customers under rate rider mechanisms.
These increases in cash were partially offset by:
•A $118 million decrease in cash primarily due to the timing of fuel and purchase power related revenues and expenses.
•A $56 million decrease in cash due to changes in risk management contract collateral positions.

Investing Activities

	Three Months Ended March 31,
	2025	2024
	(in millions)
Construction Expenditures	$(2,100.2)	$(1,761.7)
Acquisitions of Nuclear Fuel	(35.8)	(33.7)
Proceeds from Sale of Equity Method Investment	—	114.0
Other	34.0	12.1
Net Cash Flows Used for Investing Activities	$(2,102.0)	$(1,669.3)

Net Cash Flows Used for Investing Activities increased by $433 million primarily due to the following:
•A $339 million increase in Construction Expenditures primarily due to increases in Transmission and Distribution Utilities of $132 million, Vertically Integrated Utilities of $119 million and AEP Transmission Holdco of $61 million.
•A $114 million decrease in Proceeds from Sale of Equity Method Investment. See “Disposition of NMRD” section of Note 6 for additional information.

Financing Activities

	Three Months Ended March 31,
	2025	2024
	(in millions)
Issuance of Common Stock	$75.4	$40.6
Issuance/Retirement of Debt, Net	1,154.8	605.1
Principal Payments for Finance Lease Obligations	(12.5)	(17.0)
Dividends Paid on Common Stock	(501.0)	(466.9)
Other	(18.7)	(31.9)
Net Cash Flows from Financing Activities	$698.0	$129.9

Net Cash Flows from Financing Activities increased by $568 million primarily due to the following:
•A $933 million decrease in retirements of long-term debt. See Note 12 - Financing Activities for additional information.
This increase in cash was partially offset by:
•A $298 million decrease in issuances of long-term debt. See Note 12 - Financing Activities for additional information.
•An $85 million decrease due to changes in short-term debt. See Note 12 - Financing Activities for additional information.

See the “Long-term Debt Subsequent Events” section of Note 12 for Long-term debt and other securities issued, retired and principal payments made after March 31, 2025 through May 6, 2025, the date that the first quarter Form 10-Q was filed.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $11.5 billion of capital expenditures in 2025.  For the four-year period, 2026 through 2029, management forecasts capital expenditures of $42.9 billion. Management’s forecasted capital expenditures reflect planned increases in investments for transmission infrastructure and new generation resources to support forecasted large load increases and continued improvements in distribution system reliability.

The expenditures are generally for transmission, generation, distribution, regulated renewables and required environmental investment to comply with the Federal EPA rules.  Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews, inflation and the ability to access capital.  Management expects to fund these capital expenditures through cash flows from operations, proceeds from the strategic sale of assets and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged. For more information of forecasted capital expenditures, see “Budgeted Capital Expenditures” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report.

SIGNIFICANT CASH REQUIREMENTS

A summary of significant cash requirements is included in the 2024 Annual Report and has not changed significantly from year-end other than the debt issuances and retirements discussed in the “Cash Flow” section above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND ACCOUNTING STANDARDS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets, the accounting for pension and other postretirement benefits, asset retirement obligations and the impact of new accounting standards and SEC rulemaking activity.

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

Management employs risk management contracts including physical forward and financial forward purchase-and-sale contracts.  Management engages in risk management of power, capacity, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  As a result, AEP is subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the AEP Board.  AEPSC’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Regulated Risk Committee and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Chief Financial Officer, Executive Vice President and Chief Commercial Officer, Senior Vice President and Treasurer, and Senior Vice President of Regulated Commercial Operations. The Competitive Risk Committee consists of AEPSC’s Chief Financial Officer, Executive Vice President and Chief Commercial Officer, Senior Vice President and Treasurer, and Senior Vice President of Competitive Commercial Operations.  When commercial activities exceed predetermined limits, positions are modified to reduce the risk to be within the limits unless specifically approved by the respective committee.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2024:

MTM Derivative Contract Net Assets (Liabilities)

Three Months Ended March 31, 2025
	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contracts - Commodity Net Assets (Liabilities) as of December 31, 2024	$91.8	$(48.0)	$161.8	$205.6
Gain from Contracts Realized/Settled During the Period and Entered in a Prior Period	(62.8)	(3.4)	(23.7)	(89.9)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	5.7	5.7
Changes in Fair Value Due to Market Fluctuations During the Period (b)	(32.7)	—	72.5	39.8
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	74.3	(0.1)	—	74.2
Total MTM Risk Management Contracts - Commodity Net Assets (Liabilities) as of March 31, 2025	$70.6	$(51.5)	$216.3	235.4
Commodity Cash Flow Hedge Contracts				156.7
Fair Value Hedge Contracts				(68.4)
Collateral Deposits				(98.7)
Total MTM Derivative Contract Net Assets as of March 31, 2025				$225.0

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of March 31, 2025, credit exposure net of collateral to sub investment grade counterparties was approximately 14.9%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of March 31, 2025, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$705.3	$114.6	$590.7	3	$399.9
Split Rating	4.6	—	4.6	1	4.6
Noninvestment Grade	3.3	—	3.3	2	3.3
No External Ratings:
Internal Investment Grade	31.2	4.7	26.5	2	19.3
Internal Noninvestment Grade	180.7	75.3	105.4	2	97.1
Total as of March 31, 2025	$925.1	$194.6	$730.5

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

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of March 31, 2025, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Three Months Ended				Twelve Months Ended
March 31, 2025				December 31, 2024
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.1	$0.7	$0.3	$0.1	$0.2	$1.7	$0.3	$0.1

VaR Model
Non-Trading Portfolio

Three Months Ended				Twelve Months Ended
March 31, 2025				December 31, 2024
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$9.4	$28.8	$16.7	$9.4	$37.9	$98.6	$19.3	$7.6

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. Prior to 2022, interest rates remained at low levels and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. During 2022 and 2023, the Federal Reserve approved 11 rate increases for a total cumulative increase of 5.25%. In light of the progress on inflation and the balance of risks, during 2024, the Federal Reserve authorized three rate decreases for a total cumulative decrease of 1.0%. AEP has outstanding short and long-term debt which is subject to variable rates. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes on interest rates. For the three months ended March 31, 2025 and 2024, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $43 million and $40 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2025 and 2024
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Vertically Integrated Utilities	$3,085.5	$2,901.2
Transmission and Distribution Utilities	1,515.5	1,483.2
Generation & Marketing	730.6	515.9
Other Revenues	131.8	125.4
TOTAL REVENUES	5,463.4	5,025.7

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,852.9	1,575.8
Other Operation	752.4	762.3
Maintenance	318.5	317.5
Depreciation and Amortization	833.4	787.1
Taxes Other Than Income Taxes	422.0	410.4
TOTAL EXPENSES	4,179.2	3,853.1

OPERATING INCOME	1,284.2	1,172.6

Other Income (Expense):
Other Income	7.8	13.6
Allowance for Equity Funds Used During Construction	57.3	43.6
Non-Service Cost Components of Net Periodic Benefit Cost	35.1	45.1
Interest Expense	(494.9)	(435.6)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	889.5	839.3

Income Tax Expense (Benefit)	125.5	(141.9)
Equity Earnings of Unconsolidated Subsidiaries	38.2	24.5

NET INCOME	802.2	1,005.7

Net Income Attributable to Noncontrolling Interests	2.0	2.6

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$800.2	$1,003.1

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	533,391,487	526,552,036

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.50	$1.91

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	534,663,493	527,596,395

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.50	$1.90

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income	$802.2	$1,005.7

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $6.1 and $(1.6) in 2025 and 2024, Respectively	23.1	(6.2)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0.1 and $(0.2) in 2025 and 2024, Respectively	0.3	(0.6)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	23.4	(6.8)

TOTAL COMPREHENSIVE INCOME	825.6	998.9

Total Comprehensive Income Attributable To Noncontrolling Interests	2.0	2.6

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$823.6	$996.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2023	527.4	$3,427.9	$9,073.9	$12,800.4		$(55.5)	$39.2	$25,285.9

Issuance of Common Stock	0.8	5.4	35.2					40.6
Common Stock Dividends				(465.5)	(a)		(1.4)	(466.9)
Other Changes in Equity			(14.8)					(14.8)
Net Income				1,003.1			2.6	1,005.7
Other Comprehensive Loss						(6.8)		(6.8)
TOTAL EQUITY – MARCH 31, 2024	528.2	$3,433.3	$9,094.3	$13,338.0		$(62.3)	$40.4	$25,843.7

TOTAL EQUITY – DECEMBER 31, 2024	534.1	$3,471.6	$9,606.1	$13,869.2		$(3.1)	$42.3	$26,986.1

Issuance of Common Stock	1.1	7.1	68.3					75.4
Common Stock Dividends				(500.0)	(b)		(1.0)	(501.0)
Other Changes in Equity			(22.1)					(22.1)
Net Income				800.2			2.0	802.2
Other Comprehensive Income						23.4		23.4
TOTAL EQUITY – MARCH 31, 2025	535.2	$3,478.7	$9,652.3	$14,169.4		$20.3	$43.3	$27,364.0
(a)    Cash dividends declared per AEP common share were $0.88.
(b)    Cash dividends declared per AEP common share were $0.93.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(in millions)
(Unaudited)

	March 31,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$256.8	$202.9
Restricted Cash (March 31, 2025 and December 31, 2024 Amounts Include $35.2 and $43.1, Respectively, Related to Transition Funding, Restoration Funding and Appalachian Consumer Rate Relief Funding and Storm Recovery Funding)	35.2	43.1
Other Temporary Investments (March 31, 2025 and December 31, 2024 Amounts Include $194.8 and $206.7, Respectively, Related to EIS)	206.8	215.4
Accounts Receivable:
Customers	1,119.3	1,100.1
Accrued Unbilled Revenues	252.9	367.0
Pledged Accounts Receivable – AEP Credit	1,256.3	1,161.5
Miscellaneous	52.4	64.1
Allowance for Credit Losses	(62.9)	(60.8)
Total Accounts Receivable	2,618.0	2,631.9
Fuel	620.3	748.9
Materials and Supplies	961.9	966.2
Risk Management Assets	309.4	210.4
Accrued Tax Benefits	66.5	38.2
Regulatory Asset for Under-Recovered Fuel Costs	537.4	445.9
Prepayments and Other Current Assets	324.6	285.9
TOTAL CURRENT ASSETS	5,936.9	5,788.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	24,871.2	24,829.7
Transmission	39,375.6	38,871.9
Distribution	31,590.0	31,061.9
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	7,502.7	7,491.6
Construction Work in Progress	6,835.4	6,346.9
Total Property, Plant and Equipment	110,174.9	108,602.0
Accumulated Depreciation and Amortization	26,612.2	26,186.4
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	83,562.7	82,415.6

OTHER NONCURRENT ASSETS
Regulatory Assets	5,133.6	5,129.2
Securitized Assets	537.5	554.3
Spent Nuclear Fuel and Decommissioning Trusts	4,309.3	4,395.1
Goodwill	52.5	52.5
Long-term Risk Management Assets	246.5	289.1
Operating Lease Assets	578.8	580.1
Deferred Charges and Other Noncurrent Assets	4,036.8	3,873.3
TOTAL OTHER NONCURRENT ASSETS	14,895.0	14,873.6

TOTAL ASSETS	$104,394.6	$103,078.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2025 and December 31, 2024
(in millions, except per-share and share amounts)
(Unaudited)

			March 31,	December 31,
			2025	2024
CURRENT LIABILITIES
Accounts Payable			$2,380.8	$2,637.6
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			900.0	900.0
Other Short-term Debt			2,446.1	1,623.8
Total Short-term Debt			3,346.1	2,523.8
Long-term Debt Due Within One Year (March 31, 2025 and December 31, 2024 Amounts Include $140 and $216.5, Respectively, Related to DCC Fuel, Restoration Funding, Appalachian Consumer Rate Relief Funding, Storm Recovery Funding and Transource Energy)			4,178.9	3,335.0
Risk Management Liabilities			132.6	100.0
Customer Deposits			467.5	454.7
Accrued Taxes			1,797.0	1,922.1
Accrued Interest			589.4	453.3
Obligations Under Operating Leases			92.8	91.9
Other Current Liabilities			1,257.2	1,490.9
TOTAL CURRENT LIABILITIES			14,242.3	13,009.3

NONCURRENT LIABILITIES
Long-term Debt (March 31, 2025 and December 31, 2024 Amounts Include $830.3 and $826.5, Respectively, Related to DCC Fuel, Restoration Funding, Appalachian Consumer Rate Relief Funding, Storm Recovery Funding and Transource Energy)			38,810.9	39,307.8
Long-term Risk Management Liabilities			198.3	224.4
Deferred Income Taxes			10,199.1	9,972.4
Regulatory Liabilities and Deferred Investment Tax Credits			8,294.3	8,344.0
Asset Retirement Obligations			3,551.6	3,530.6
Employee Benefits and Pension Obligations			357.8	360.7
Obligations Under Operating Leases			501.5	504.3
Deferred Credits and Other Noncurrent Liabilities			828.1	800.6
TOTAL NONCURRENT LIABILITIES			62,741.6	63,044.8

TOTAL LIABILITIES			76,983.9	76,054.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			46.7	37.8
TOTAL MEZZANINE EQUITY			46.7	37.8

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2025	2024
Shares Authorized	600,000,000	600,000,000
Shares Issued	535,185,918	534,094,530
(1,186,815 Shares were Held in Treasury as of March 31, 2025 and December 31, 2024, Respectively)			3,478.7	3,471.6
Paid-in Capital			9,652.3	9,606.1
Retained Earnings			14,169.4	13,869.2
Accumulated Other Comprehensive Income (Loss)			20.3	(3.1)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			27,320.7	26,943.8

Noncontrolling Interests			43.3	42.3

TOTAL EQUITY			27,364.0	26,986.1

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$104,394.6	$103,078.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net Income	$802.2	$1,005.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	833.4	787.1
Deferred Income Taxes	165.2	(113.3)
Allowance for Equity Funds Used During Construction	(57.3)	(43.6)
Mark-to-Market of Risk Management Contracts	(14.8)	40.9
Property Taxes	(88.4)	(89.2)
Deferred Fuel Over/Under-Recovery, Net	(74.5)	43.4
Change in Other Noncurrent Assets	(130.9)	(74.5)
Change in Other Noncurrent Liabilities	141.5	61.8
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(1.5)	34.9
Fuel, Materials and Supplies	138.6	104.3
Accounts Payable	6.2	(99.5)
Accrued Taxes, Net	(153.4)	(57.7)
Other Current Assets	(23.6)	(91.3)
Other Current Liabilities	(92.7)	(66.8)
Net Cash Flows from Operating Activities	1,450.0	1,442.2

INVESTING ACTIVITIES
Construction Expenditures	(2,100.2)	(1,761.7)
Purchases of Investment Securities	(602.7)	(590.0)
Sales of Investment Securities	586.5	572.5
Acquisitions of Nuclear Fuel	(35.8)	(33.7)
Proceeds from Sale of Equity Method Investment	—	114.0
Other Investing Activities	50.2	29.6
Net Cash Flows Used for Investing Activities	(2,102.0)	(1,669.3)

FINANCING ACTIVITIES
Issuance of Common Stock	75.4	40.6
Issuance of Long-term Debt	561.6	859.9
Issuance of Short-term Debt with Original Maturities greater than 90 Days	319.9	376.6
Change in Short-term Debt with Original Maturities less than 90 Days, Net	752.4	840.9
Retirement of Long-term Debt	(229.1)	(1,162.2)
Redemption of Short-term Debt with Original Maturities Greater than 90 Days	(250.0)	(310.1)
Principal Payments for Finance Lease Obligations	(12.5)	(17.0)
Dividends Paid on Common Stock	(501.0)	(466.9)
Other Financing Activities	(18.7)	(31.9)
Net Cash Flows from Financing Activities	698.0	129.9

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	46.0	(97.2)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	246.0	379.0
Cash, Cash Equivalents and Restricted Cash at End of Period	$292.0	$281.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$350.2	$368.3
Net Cash Paid for Income Taxes	7.1	16.1
Cash Paid (Received) for Transferable Tax Credits	(17.2)	(62.0)
Noncash Acquisitions Under Finance Leases	7.9	7.0
Construction Expenditures Included in Current Liabilities as of March 31,	1,040.9	837.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AEP TEXAS INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2025	2024
	(in millions of KWhs)
Retail:
Residential	2,916	2,529
Commercial	4,099	3,307
Industrial	3,370	3,273
Miscellaneous	144	151
Total Retail	10,529	9,260

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2025	2024
	(in degree days)
Actual – Heating	292	161
Normal – Heating	204	195

Actual – Cooling	161	146
Normal – Cooling	112	137

AEP Texas Inc. and Subsidiaries
Reconciliation of First Quarter of 2024 to First Quarter of 2025
Net Income
(in millions)

First Quarter of 2024	$79.7

Changes in Revenues:
Retail Revenues	58.0
Transmission Revenues	17.3
Other Revenues	(18.7)
Total Change in Revenues	56.6

Changes in Expenses and Other:
Other Operation and Maintenance	(27.6)
Depreciation and Amortization	7.8
Taxes Other Than Income Taxes	(6.5)
Interest Income	(0.3)
Allowance for Equity Funds Used During Construction	2.9
Non-Service Cost Components of Net Periodic Benefit Cost	2.1
Interest Expense	(11.6)
Total Change in Expenses and Other	(33.2)

Income Tax Expense	(1.5)

First Quarter of 2025	$101.6

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $58 million primarily due to the following:
•A $29 million increase from rider revenues.
•A $16 million increase in weather-related usage primarily due to an 81% increase in heating degree days and a 10% increase in cooling degree days.
•A $14 million increase in revenue from the base rate case.
•Transmission Revenues increased $17 million primarily due to an increase in interim rates driven by increased transmission investments.
•Other Revenues decreased $19 million primarily due to the maturity of Transition Funding III LLC securitization bonds in December 2024.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $28 million primarily due to an increase in recoverable transmission expenses.
•Depreciation and Amortization expenses decreased $8 million primarily due to a $16 million decrease in the amortization of securitized transition assets due to the maturity of Transition Funding III LLC securitization bonds in December 2024, offset by a $9 million increase due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $7 million primarily due to higher property taxes driven by increased investment.
•Interest Expense increased $12 million primarily due to higher debt balances and interest rates.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Electric Transmission and Distribution	$520.0	$463.0
Sales to AEP Affiliates	1.3	1.3
Other Revenues	1.7	2.1
TOTAL REVENUES	523.0	466.4

EXPENSES
Other Operation	166.2	140.8
Maintenance	24.3	22.1
Depreciation and Amortization	108.9	116.7
Taxes Other Than Income Taxes	46.5	40.0
TOTAL EXPENSES	345.9	319.6

OPERATING INCOME	177.1	146.8

Other Income (Expense):
Interest Income	0.2	0.5
Allowance for Equity Funds Used During Construction	11.5	8.6
Non-Service Cost Components of Net Periodic Benefit Cost	5.8	3.7
Interest Expense	(73.1)	(61.5)

INCOME BEFORE INCOME TAX EXPENSE	121.5	98.1

Income Tax Expense	19.9	18.4

NET INCOME	$101.6	$79.7

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income	$101.6	$79.7

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $1.0 in 2025 and 2024, Respectively	(0.2)	3.9

TOTAL COMPREHENSIVE INCOME	$101.4	$83.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	$2,079.6	$2,725.1	$(8.6)	$4,796.1

Net Income		79.7		79.7
Other Comprehensive Income			3.9	3.9
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2024	$2,079.6	$2,804.8	$(4.7)	$4,879.7

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$2,092.4	$2,795.2	$(3.0)	$4,884.6

Net Income		101.6		101.6
Other Comprehensive Loss			(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2025	$2,092.4	$2,896.8	$(3.2)	$4,986.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(in millions)
(Unaudited)

	March 31,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (March 31, 2025 and December 31, 2024 Amounts Include $13.4 and $23.5, Respectively, Related to Transition Funding and Restoration Funding)	13.4	23.5
Advances to Affiliates	7.1	7.2
Accounts Receivable:
Customers	184.6	182.8
Affiliated Companies	12.9	10.7
Accrued Unbilled Revenues	102.6	97.2
Miscellaneous	0.3	0.3
Allowance for Credit Losses	(4.2)	(4.3)
Total Accounts Receivable	296.2	286.7
Materials and Supplies	155.8	169.5
Prepayments and Other Current Assets	11.9	13.4
TOTAL CURRENT ASSETS	484.5	500.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	7,616.4	7,546.2
Distribution	6,381.1	6,250.5
Other Property, Plant and Equipment	1,190.7	1,175.7
Construction Work in Progress	1,248.9	1,118.0
Total Property, Plant and Equipment	16,437.1	16,090.4
Accumulated Depreciation and Amortization	2,095.5	2,046.9
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	14,341.6	14,043.5

OTHER NONCURRENT ASSETS
Regulatory Assets	343.4	353.6
Securitized Assets (March 31, 2025 and December 31, 2024 Amounts Include $110.9 and $116.7, Respectively, Related to Restoration Funding)	110.9	116.7
Deferred Charges and Other Noncurrent Assets	283.3	185.4
TOTAL OTHER NONCURRENT ASSETS	737.6	655.7

TOTAL ASSETS	$15,563.7	$15,199.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2025 and December 31, 2024
(in millions)
(Unaudited)

	March 31,	December 31,
	2025	2024
CURRENT LIABILITIES
Advances from Affiliates	$144.4	$284.9
Accounts Payable:
General	297.2	366.2
Affiliated Companies	23.9	34.9
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2025 and December 31, 2024 Amounts Include $24.7 and $24.4, Respectively, Related to Restoration Funding)	724.7	324.5
Accrued Taxes	174.7	127.1
Accrued Interest (March 31, 2025 and December 31, 2024 Amounts Include $0.2 and $1.9, Respectively, Related to Restoration Funding)	100.1	55.0
Obligations Under Operating Leases	13.0	13.1
Other Current Liabilities	178.6	201.4
TOTAL CURRENT LIABILITIES	1,656.6	1,407.1

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (March 31, 2025 and December 31, 2024 Amounts Include $90 and $102.4, Respectively, Related to Restoration Funding)	6,106.0	6,117.1
Deferred Income Taxes	1,345.6	1,322.7
Regulatory Liabilities and Deferred Investment Tax Credits	1,282.7	1,285.4
Obligations Under Operating Leases	42.2	43.4
Deferred Credits and Other Noncurrent Liabilities	144.6	139.3
TOTAL NONCURRENT LIABILITIES	8,921.1	8,907.9

TOTAL LIABILITIES	10,577.7	10,315.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	2,092.4	2,092.4
Retained Earnings	2,896.8	2,795.2
Accumulated Other Comprehensive Income (Loss)	(3.2)	(3.0)
TOTAL COMMON SHAREHOLDER’S EQUITY	4,986.0	4,884.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$15,563.7	$15,199.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net Income	$101.6	$79.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	108.9	116.7
Deferred Income Taxes	12.5	6.6
Allowance for Equity Funds Used During Construction	(11.5)	(8.6)
Mark-to-Market of Risk Management Contracts	—	(0.2)
Property Taxes	(95.2)	(84.3)
Change in Other Noncurrent Assets	(6.1)	(17.2)
Change in Other Noncurrent Liabilities	(0.9)	3.0
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(9.5)	7.8
Materials and Supplies	13.7	(3.6)
Accounts Payable	(7.0)	11.6
Accrued Taxes, Net	47.6	42.6
Accrued Interest	45.1	32.3
Other Current Assets	2.4	1.4
Other Current Liabilities	(20.2)	(20.0)
Net Cash Flows from Operating Activities	181.4	167.8

INVESTING ACTIVITIES
Construction Expenditures	(450.4)	(331.2)
Change in Advances to Affiliates, Net	0.1	0.1
Other Investing Activities	11.8	21.1
Net Cash Flows Used for Investing Activities	(438.5)	(310.0)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	399.8	—
Change in Advances from Affiliates, Net	(140.5)	164.2
Retirement of Long-term Debt – Nonaffiliated	(12.2)	(11.9)
Principal Payments for Finance Lease Obligations	(1.8)	(1.8)
Other Financing Activities	1.7	0.4
Net Cash Flows from Financing Activities	247.0	150.9

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(10.1)	8.7
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	23.6	34.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$13.5	$42.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$24.5	$26.9
Noncash Acquisitions Under Finance Leases	1.6	1.1
Construction Expenditures Included in Current Liabilities as of March 31,	195.9	158.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of March 31,
	2025	2024
	(in millions)
Plant In Service	$15,715.0	$14,335.9
Construction Work in Progress	2,088.1	1,805.0
Accumulated Depreciation and Amortization	1,666.4	1,362.7
Total Transmission Property, Net	$16,136.7	$14,778.2

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of First Quarter of 2024 to First Quarter of 2025
Net Income
(in millions)

First Quarter of 2024	$181.2

Changes in Transmission Revenues:
Transmission Revenues	44.3
Total Change in Transmission Revenues	44.3

Changes in Expenses and Other:
Other Operation and Maintenance	0.8
Depreciation and Amortization	(8.2)
Taxes Other Than Income Taxes	(0.7)
Interest Income	(1.5)
Allowance for Equity Funds Used During Construction	4.5
Interest Expense	(0.2)
Total Change in Expenses and Other	(5.3)

Income Tax Expense	(8.7)

First Quarter of 2025	$211.5

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $44 million primarily due to continued investment in transmission assets.

Expenses and Other and Income Tax Expense changed between years as follows:

•Depreciation and Amortization expenses increased $8 million due to a higher depreciable base.
•Allowance for Equity Funds Used During Construction increased $5 million due to a higher AFUDC base and higher AFUDC rates.
•Income Tax Expense increased $9 million primarily due to an increase in pretax book income.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Transmission Revenues	$106.0	$98.4
Sales to AEP Affiliates	430.2	389.4
Provision for Refund – Affiliated	(7.4)	(6.0)
Provision for Refund – Nonaffiliated	(1.7)	(1.4)
Other Revenues	—	2.4
TOTAL REVENUES	527.1	482.8

EXPENSES
Other Operation	29.0	29.9
Maintenance	5.4	5.3
Depreciation and Amortization	114.1	105.9
Taxes Other Than Income Taxes	74.1	73.4
TOTAL EXPENSES	222.6	214.5

OPERATING INCOME	304.5	268.3

Other Income (Expense):
Interest Income – Affiliated	0.4	1.9
Allowance for Equity Funds Used During Construction	22.4	17.9
Interest Expense	(55.0)	(54.8)

INCOME BEFORE INCOME TAX EXPENSE	272.3	233.3

Income Tax Expense	60.8	52.1

NET INCOME	$211.5	$181.2

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2023	$3,043.4	$3,289.9	$6,333.3

Capital Contribution from Member	25.0		25.0
Dividends Paid to Member		(40.0)	(40.0)
Net Income		181.2	181.2
TOTAL MEMBER'S EQUITY – MARCH 31, 2024	$3,068.4	$3,431.1	$6,499.5

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2024	$3,100.6	$3,850.3	$6,950.9

Capital Contribution from Member	32.5		32.5
Dividends Paid to Member		(42.5)	(42.5)
Net Income		211.5	211.5
TOTAL MEMBER'S EQUITY – MARCH 31, 2025	$3,133.1	$4,019.3	$7,152.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(in millions)
(Unaudited)

	March 31,	December 31,
	2025	2024
CURRENT ASSETS
Advances to Affiliates	$60.6	$30.4
Accounts Receivable:
Customers	54.2	58.9
Affiliated Companies	161.5	134.1
Miscellaneous	—	1.3
Total Accounts Receivable	215.7	194.3
Prepayments and Other Current Assets	10.5	11.1
TOTAL CURRENT ASSETS	286.8	235.8

TRANSMISSION PROPERTY
Transmission Property	15,172.4	14,913.4
Other Property, Plant and Equipment	542.6	516.1
Construction Work in Progress	2,088.1	1,965.4
Total Transmission Property	17,803.1	17,394.9
Accumulated Depreciation and Amortization	1,666.4	1,578.4
TOTAL TRANSMISSION PROPERTY – NET	16,136.7	15,816.5

OTHER NONCURRENT ASSETS
Regulatory Assets	0.3	0.4
Deferred Property Taxes	269.6	308.9
Deferred Charges and Other Noncurrent Assets	9.4	8.7
TOTAL OTHER NONCURRENT ASSETS	279.3	318.0

TOTAL ASSETS	$16,702.8	$16,370.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)

	March 31,	December 31,
	2025	2024
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$285.6	$84.7
Accounts Payable:
General	339.5	360.5
Affiliated Companies	107.1	117.0
Long-term Debt Due Within One Year – Nonaffiliated	40.0	90.0
Accrued Taxes	590.6	665.9
Accrued Interest	65.8	44.9
Obligations Under Operating Leases	1.2	1.3
Other Current Liabilities	37.9	44.5
TOTAL CURRENT LIABILITIES	1,467.7	1,408.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	5,679.0	5,678.1
Deferred Income Taxes	1,317.3	1,278.6
Regulatory Liabilities	902.3	878.4
Obligations Under Operating Leases	1.0	1.2
Deferred Credits and Other Noncurrent Liabilities	183.1	174.3
TOTAL NONCURRENT LIABILITIES	8,082.7	8,010.6

TOTAL LIABILITIES	9,550.4	9,419.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	3,133.1	3,100.6
Retained Earnings	4,019.3	3,850.3
TOTAL MEMBER’S EQUITY	7,152.4	6,950.9

TOTAL LIABILITIES AND MEMBER’S EQUITY	$16,702.8	$16,370.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net Income	$211.5	$181.2
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	114.1	105.9
Deferred Income Taxes	33.3	25.0
Allowance for Equity Funds Used During Construction	(22.4)	(17.9)
Property Taxes	39.3	36.3
Change in Other Noncurrent Assets	(2.9)	(0.4)
Change in Other Noncurrent Liabilities	9.7	(6.1)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(21.4)	(4.0)
Materials and Supplies	(0.2)	—
Accounts Payable	(1.4)	5.4
Accrued Taxes, Net	(75.3)	(63.2)
Other Current Assets	0.7	1.0
Other Current Liabilities	11.5	10.8
Net Cash Flows from Operating Activities	296.5	274.0

INVESTING ACTIVITIES
Construction Expenditures	(421.8)	(336.5)
Change in Advances to Affiliates, Net	(30.2)	(230.9)
Other Investing Activities	14.6	7.8
Net Cash Flows Used for Investing Activities	(437.4)	(559.6)

FINANCING ACTIVITIES
Capital Contribution from Member	32.5	25.0
Issuance of Long-term Debt – Nonaffiliated	—	446.1
Retirement of Long-term Debt – Nonaffiliated	(50.0)	—
Change in Advances from Affiliates, Net	200.9	(145.5)
Dividends Paid to Member	(42.5)	(40.0)
Net Cash Flows from Financing Activities	140.9	285.6

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$32.8	$33.3
Net Cash Paid for Income Taxes	0.1	—
Construction Expenditures Included in Current Liabilities as of March 31,	229.9	191.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2025	2024
	(in millions of KWhs)
Retail:
Residential	3,654	3,265
Commercial	1,500	1,475
Industrial	2,076	2,102
Miscellaneous	211	211
Total Retail	7,441	7,053

Wholesale (a)	727	654

Total KWhs	8,168	7,707
(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2025	2024
	(in degree days)
Actual – Heating	1,364	981
Normal – Heating	1,279	1,310

Actual – Cooling	11	2
Normal – Cooling	6	6

Appalachian Power Company and Subsidiaries
Reconciliation of First Quarter of 2024 to First Quarter of 2025
Net Income
(in millions)

First Quarter of 2024	$136.5

Changes in Revenues:
Retail Revenues	86.8
Off-system Sales	0.5
Transmission Revenues	1.3
Other Revenues	(8.7)
Total Change in Revenues	79.9

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(10.4)
Other Operation and Maintenance	(7.3)
Depreciation and Amortization	(13.2)
Taxes Other Than Income Taxes	5.5
Interest Income	0.2
Allowance for Equity Funds Used During Construction	1.5
Non-Service Cost Components of Net Periodic Benefit Cost	(1.9)
Interest Expense	0.5
Total Change in Expenses and Other	(25.1)

Income Tax Expense	(26.7)

First Quarter of 2025	$164.6

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $87 million primarily due to the following:
•A $41 million increase in weather-related usage driven by a 39% increase in heating degree days.
•A $36 million increase in fuel revenues driven by an increase in load.
•A $24 million increase in rider revenues.
•Other Revenues decreased $9 million primarily due to a decrease in sales of renewable energy credits.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $10 million primarily due to an increase in load partially offset by the prior year amortization of Excess ADIT through the ENEC.
•Other Operation and Maintenance expenses increased $7 million primarily due to an increase in recoverable energy assistance program expenses for qualified Virginia customers.
•Depreciation and Amortization expenses increased $13 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes decreased $6 million primarily due to lower franchise taxes and business and occupation taxes.
•Income Tax Expense increased $27 million due to the following:
•A $15 million increase due to a decrease in amortization of Excess ADIT.
•A $12 million increase due to an increase in pretax book income.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Electric Generation, Transmission and Distribution	$1,097.5	$1,024.3
Sales to AEP Affiliates	72.0	63.1
Other Revenues	3.4	5.6
TOTAL REVENUES	1,172.9	1,093.0

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	407.2	396.8
Other Operation	222.2	212.6
Maintenance	77.7	80.0
Depreciation and Amortization	163.0	149.8
Taxes Other Than Income Taxes	40.5	46.0
TOTAL EXPENSES	910.6	885.2

OPERATING INCOME	262.3	207.8

Other Income (Expense):
Interest Income	1.0	0.8
Allowance for Equity Funds Used During Construction	4.4	2.9
Non-Service Cost Components of Net Periodic Benefit Cost	5.2	7.1
Interest Expense	(67.6)	(68.1)

INCOME BEFORE INCOME TAX EXPENSE	205.3	150.5

Income Tax Expense	40.7	14.0

NET INCOME	$164.6	$136.5

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income	$164.6	$136.5

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) in 2025 and 2024, Respectively	(0.2)	(0.2)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $(0.1) in 2025 and 2024, Respectively	(0.1)	(0.3)

TOTAL OTHER COMPREHENSIVE LOSS	(0.3)	(0.5)

TOTAL COMPREHENSIVE INCOME	$164.3	$136.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2023	$260.4	$1,834.5	$3,185.5	$(3.7)	$5,276.7

Capital Contribution from Parent		100.0			100.0
Net Income			136.5		136.5
Other Comprehensive Loss				(0.5)	(0.5)
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2024	$260.4	$1,934.5	$3,322.0	$(4.2)	$5,512.7

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2024	$260.4	$1,944.1	$3,532.2	$11.3	$5,748.0

Common Stock Dividends			(50.0)		(50.0)
Net Income			164.6		164.6
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2025	$260.4	$1,944.1	$3,646.8	$11.0	$5,862.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(in millions)
(Unaudited)

	March 31,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$8.7	$3.9
Restricted Cash for Securitized Funding	10.6	16.2
Advances to Affiliates	18.2	17.7
Accounts Receivable:
Customers	199.4	185.7
Affiliated Companies	113.4	110.5
Accrued Unbilled Revenues	47.8	93.1
Miscellaneous	0.7	0.3
Allowance for Credit Losses	(2.9)	(2.0)
Total Accounts Receivable	358.4	387.6
Fuel	266.6	308.0
Materials and Supplies	130.1	131.7
Risk Management Assets	28.3	35.7
Regulatory Asset for Under-Recovered Fuel Costs	135.4	148.1
Prepayments and Other Current Assets	46.4	46.0
TOTAL CURRENT ASSETS	1,002.7	1,094.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	7,285.0	7,272.6
Transmission	5,027.8	5,001.5
Distribution	5,672.0	5,568.5
Other Property, Plant and Equipment	1,084.7	1,062.9
Construction Work in Progress	769.7	742.6
Total Property, Plant and Equipment	19,839.2	19,648.1
Accumulated Depreciation and Amortization	6,112.4	6,035.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	13,726.8	13,612.5

OTHER NONCURRENT ASSETS
Regulatory Assets	1,436.6	1,366.0
Securitized Assets	99.2	106.2
Employee Benefits and Pension Assets	207.6	203.9
Operating Lease Assets	68.8	67.0
Deferred Charges and Other Noncurrent Assets	232.8	215.4
TOTAL OTHER NONCURRENT ASSETS	2,045.0	1,958.5

TOTAL ASSETS	$16,774.5	$16,665.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)

	March 31,	December 31,
	2025	2024
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$66.7	$95.0
Accounts Payable:
General	407.0	427.2
Affiliated Companies	178.7	205.9
Long-term Debt Due Within One Year – Nonaffiliated	799.1	798.6
Customer Deposits	89.4	86.6
Accrued Taxes	188.7	168.8
Obligations Under Operating Leases	14.6	13.7
Other Current Liabilities	225.5	229.7
TOTAL CURRENT LIABILITIES	1,969.7	2,025.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,848.4	4,861.7
Deferred Income Taxes	2,065.1	2,033.5
Regulatory Liabilities and Deferred Investment Tax Credits	1,135.5	1,115.8
Asset Retirement Obligations	777.0	767.4
Employee Benefits and Pension Obligations	28.2	29.6
Obligations Under Operating Leases	54.9	54.0
Deferred Credits and Other Noncurrent Liabilities	33.4	30.4
TOTAL NONCURRENT LIABILITIES	8,942.5	8,892.4

TOTAL LIABILITIES	10,912.2	10,917.9

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,944.1	1,944.1
Retained Earnings	3,646.8	3,532.2
Accumulated Other Comprehensive Income (Loss)	11.0	11.3
TOTAL COMMON SHAREHOLDER’S EQUITY	5,862.3	5,748.0

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$16,774.5	$16,665.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net Income	$164.6	$136.5
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	163.0	149.8
Deferred Income Taxes	19.9	(12.8)
Allowance for Equity Funds Used During Construction	(4.4)	(2.9)
Mark-to-Market of Risk Management Contracts	6.4	11.8
Deferred Fuel Over/Under-Recovery, Net	2.2	62.4
Change in Regulatory Assets	(85.6)	19.1
Change in Other Noncurrent Assets	(24.2)	(15.2)
Change in Other Noncurrent Liabilities	37.7	6.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	29.2	(10.6)
Fuel, Materials and Supplies	43.0	30.0
Margin Deposits	1.5	11.0
Accounts Payable	(29.0)	(24.7)
Accrued Taxes, Net	24.3	33.0
Other Current Assets	(5.7)	—
Other Current Liabilities	10.0	12.4
Net Cash Flows from Operating Activities	352.9	406.3

INVESTING ACTIVITIES
Construction Expenditures	(261.5)	(236.0)
Change in Advances to Affiliates, Net	(0.5)	(18.5)
Other Investing Activities	1.4	3.6
Net Cash Flows Used for Investing Activities	(260.6)	(250.9)

FINANCING ACTIVITIES
Capital Contribution from Parent	—	100.0
Issuance of Long-term Debt – Nonaffiliated	—	395.8
Change in Advances from Affiliates, Net	(28.3)	(339.6)
Retirement of Long-term Debt – Nonaffiliated	(14.0)	(313.4)
Principal Payments for Finance Lease Obligations	(2.1)	(2.2)
Dividends Paid on Common Stock	(50.0)	—
Other Financing Activities	1.3	0.1
Net Cash Flows Used for Financing Activities	(93.1)	(159.3)

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(0.8)	(3.9)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	20.1	19.9
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$19.3	$16.0

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$35.3	$41.5
Noncash Acquisitions Under Finance Leases	1.6	0.3
Construction Expenditures Included in Current Liabilities as of March 31,	139.3	107.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2025	2024
	(in millions of KWhs)
Retail:
Residential	1,553	1,438
Commercial	1,272	1,275
Industrial	1,748	1,808
Miscellaneous	13	14
Total Retail	4,586	4,535

Wholesale (a)	2,436	1,620

Total KWhs	7,022	6,155
(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2025	2024
	(in degree days)
Actual – Heating	2,118	1,685
Normal – Heating	2,128	2,181

Actual – Cooling	—	—
Normal – Cooling	1	1

Indiana Michigan Power Company and Subsidiaries
Reconciliation of First Quarter of 2024 to First Quarter of 2025
Net Income
(in millions)

First Quarter of 2024	$145.0

Changes in Revenues:
Retail Revenues	50.8
Off-system Sales	5.8
Transmission Revenues	0.8
Other Revenues	(2.6)
Total Change in Revenues	54.8

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(53.2)
Purchased Electricity from AEP Affiliates	(14.5)
Other Operation and Maintenance	(0.4)
Depreciation and Amortization	(15.7)
Taxes Other Than Income Taxes	(2.9)
Other Income	1.4
Non-Service Cost Components of Net Periodic Benefit Cost	(1.5)
Interest Expense	(8.6)
Total Change in Expenses and Other	(95.4)

Income Tax Expense	(46.9)

First Quarter of 2025	$57.5

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $51 million primarily due to the following:
•A $41 million increase in fuel revenues.
•A $20 million increase in rider revenues.
•A $15 million increase due to the implementation of new base rates in Indiana and Michigan.
•A $13 million increase in weather-related usage primarily due to a 26% increase in heating degree days.
These increases were partially offset by:
•A $49 million decrease due to regulatory provisions for refund.
•Off-system Sales increased $6 million primarily due to economic hedging activity and Rockport Plant, Unit 2 merchant sales.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $53 million primarily due to an increase in recoverable fuel and purchased power costs and an increase in Rockport Plant, Unit 2 merchant generation fuel costs, partially offset by a decrease due to a prior year purchased power disallowance from the MPSC order on the 2021 PSCR reconciliation.
•Purchased Electricity from AEP Affiliates increased $15 million primarily due to an increase in purchased electricity from AEGCo.
•Depreciation and Amortization expenses increased $16 million primarily due to the following:
•An $8 million increase due to a prior year deferral of Excess ADIT as a result of the PLR received regarding the treatment of stand-alone NOLCs.
•A $5 million increase due to a higher depreciable base.
•Interest Expense increased $9 million primarily due to a prior year deferral of expenses as a result of the IRS PLR received regarding the treatment of stand-alone NOLC’s in retail rate making.
•Income Tax Expense increased $47 million primarily due to the $55 million reduction in Excess ADIT regulatory liabilities as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking recorded in 2024, partially offset by an $8 million decrease due to a decrease in pretax book income.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Electric Generation, Transmission and Distribution	$759.1	$657.4
Sales to AEP Affiliates	3.9	2.3
Provision for Refund – Affiliated	(0.7)	(0.5)
Provision for Refund – Nonaffiliated	(58.2)	(9.6)
Other Revenues – Affiliated	15.5	15.0
Other Revenues – Nonaffiliated	2.6	2.8
TOTAL REVENUES	722.2	667.4

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	175.8	122.6
Purchased Electricity from AEP Affiliates	76.0	61.5
Other Operation	170.9	178.2
Maintenance	60.1	52.4
Depreciation and Amortization	124.0	108.3
Taxes Other Than Income Taxes	26.2	23.3
TOTAL EXPENSES	633.0	546.3

OPERATING INCOME	89.2	121.1

Other Income (Expense):
Other Income	4.6	3.2
Non-Service Cost Components of Net Periodic Benefit Cost	5.2	6.7
Interest Expense	(34.8)	(26.2)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	64.2	104.8

Income Tax Expense (Benefit)	6.7	(40.2)

NET INCOME	$57.5	$145.0

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income	$57.5	$145.0

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 in 2025 and 2024, Respectively	0.1	0.1

TOTAL OTHER COMPREHENSIVE INCOME	0.1	0.1

TOTAL COMPREHENSIVE INCOME	$57.6	$145.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2023	$56.6	$997.6	$2,086.6	$(0.6)	$3,140.2

Common Stock Dividends			(37.5)		(37.5)
Net Income			145.0		145.0
Other Comprehensive Income				0.1	0.1
TOTAL COMMON SHAREHOLDER'S EQUITY -MARCH 31, 2024	$56.6	$997.6	$2,194.1	$(0.5)	$3,247.8

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2024	$56.6	$1,011.7	$2,328.0	$0.2	$3,396.5

Common Stock Dividends			(50.0)		(50.0)
Net Income			57.5		57.5
Other Comprehensive Income				0.1	0.1
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2025	$56.6	$1,011.7	$2,335.5	$0.3	$3,404.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(in millions)
(Unaudited)

	March 31,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$3.9	$1.5
Accounts Receivable:
Customers	64.0	58.7
Affiliated Companies	84.5	79.1
Accrued Unbilled Revenues	6.8	21.4
Miscellaneous	5.2	6.3
Total Accounts Receivable	160.5	165.5
Fuel	65.1	83.4
Materials and Supplies	209.6	212.2
Risk Management Assets	3.9	18.4
Regulatory Asset for Under-Recovered Fuel Costs	7.0	10.6
Prepayments and Other Current Assets	59.9	52.0
TOTAL CURRENT ASSETS	509.9	543.6

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,505.9	5,503.0
Transmission	1,960.0	1,957.8
Distribution	3,604.4	3,535.0
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	981.7	992.4
Construction Work in Progress	379.0	334.9
Total Property, Plant and Equipment	12,431.0	12,323.1
Accumulated Depreciation, Depletion and Amortization	4,720.2	4,643.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,710.8	7,679.3

OTHER NONCURRENT ASSETS
Regulatory Assets	550.0	548.1
Spent Nuclear Fuel and Decommissioning Trusts	4,309.3	4,395.1
Operating Lease Assets	62.1	51.5
Deferred Charges and Other Noncurrent Assets	318.7	317.9
TOTAL OTHER NONCURRENT ASSETS	5,240.1	5,312.6

TOTAL ASSETS	$13,460.8	$13,535.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2025 and December 31, 2024
(dollars in millions)
(Unaudited)

	March 31,	December 31,
	2025	2024
CURRENT LIABILITIES
Advances from Affiliates	$83.7	$126.8
Accounts Payable:
General	198.5	202.2
Affiliated Companies	104.7	98.5
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2025 and December 31, 2024 Amounts Include $64.3 and $79.0, Respectively, Related to DCC Fuel)	254.3	269.2
Customer Deposits	53.3	59.1
Accrued Taxes	125.2	102.2
Accrued Interest	38.1	41.3
Obligations Under Operating Leases	14.9	12.3
Regulatory Liability for Over-Recovered Fuel Costs	14.2	10.3
Other Current Liabilities	162.7	149.3
TOTAL CURRENT LIABILITIES	1,049.6	1,071.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,217.3	3,225.1
Deferred Income Taxes	1,167.7	1,175.8
Regulatory Liabilities and Deferred Investment Tax Credits	2,380.4	2,480.8
Asset Retirement Obligations	2,110.8	2,088.8
Obligations Under Operating Leases	48.1	40.1
Deferred Credits and Other Noncurrent Liabilities	82.8	57.2
TOTAL NONCURRENT LIABILITIES	9,007.1	9,067.8

TOTAL LIABILITIES	10,056.7	10,139.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	1,011.7	1,011.7
Retained Earnings	2,335.5	2,328.0
Accumulated Other Comprehensive Income (Loss)	0.3	0.2
TOTAL COMMON SHAREHOLDER’S EQUITY	3,404.1	3,396.5

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$13,460.8	$13,535.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net Income	$57.5	$145.0
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	124.0	108.3
Deferred Income Taxes	(12.6)	(60.3)
Deferral of Incremental Nuclear Refueling Outage Expenses, Net	(14.4)	(11.8)
Allowance for Equity Funds Used During Construction	(4.4)	(3.3)
Mark-to-Market of Risk Management Contracts	17.0	27.1
Amortization of Nuclear Fuel	26.4	24.4
Deferred Fuel Over/Under-Recovery, Net	7.5	10.1
Change in Other Noncurrent Assets	(19.7)	(34.0)
Change in Other Noncurrent Liabilities	65.2	35.3
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	5.0	(2.1)
Fuel, Materials and Supplies	20.9	21.3
Accounts Payable	38.8	(13.5)
Accrued Taxes, Net	23.0	28.8
Other Current Assets	6.6	11.9
Other Current Liabilities	(16.2)	(37.3)
Net Cash Flows from Operating Activities	324.6	249.9

INVESTING ACTIVITIES
Construction Expenditures	(158.6)	(142.3)
Purchases of Investment Securities	(601.2)	(588.5)
Sales of Investment Securities	576.5	569.5
Acquisitions of Nuclear Fuel	(35.8)	(33.7)
Other Investing Activities	17.8	2.7
Net Cash Flows Used for Investing Activities	(201.3)	(192.3)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	(43.1)	9.9
Retirement of Long-term Debt – Nonaffiliated	(26.5)	(25.4)
Principal Payments for Finance Lease Obligations	(1.6)	(1.6)
Dividends Paid on Common Stock	(50.0)	(37.5)
Other Financing Activities	0.3	0.4
Net Cash Flows Used for Financing Activities	(120.9)	(54.2)

Net Increase in Cash and Cash Equivalents	2.4	3.4
Cash and Cash Equivalents at Beginning of Period	1.5	2.1
Cash and Cash Equivalents at End of Period	$3.9	$5.5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$37.5	$38.7
Net Cash Paid for Income Taxes	5.4	—
Noncash Acquisitions Under Finance Leases	0.6	0.5
Construction Expenditures Included in Current Liabilities as of March 31,	62.0	63.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

OHIO POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2025	2024
	(in millions of KWhs)
Retail:
Residential	4,095	3,751
Commercial	5,489	4,684
Industrial	3,386	3,539
Miscellaneous	28	29
Total Retail (a)	12,998	12,003

Wholesale (b)	667	590

Total KWhs	13,665	12,593

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2025	2024
	(in degree days)
Actual – Heating	1,907	1,463
Normal – Heating	1,820	1,871

Actual – Cooling	6	—
Normal – Cooling	2	3

Ohio Power Company and Subsidiaries
Reconciliation of First Quarter of 2024 to First Quarter of 2025
Net Income
(in millions)

First Quarter of 2024	$70.6

Changes in Revenues:
Retail Revenues	(31.8)
Off-system Sales	13.0
Transmission Revenues	3.2
Other Revenues	(4.7)
Total Change in Revenues	(20.3)

Changes in Expenses and Other:
Purchased Electricity for Resale	11.8
Purchased Electricity from AEP Affiliates	30.7
Other Operation and Maintenance	(31.8)
Depreciation and Amortization	11.9
Taxes Other Than Income Taxes	(7.9)
Other Income	0.9
Allowance for Equity Funds Used During Construction	1.5
Non-Service Cost Components of Net Periodic Benefit Cost	(1.2)
Interest Expense	(3.8)
Total Change in Expenses and Other	12.1

Income Tax Expense	(0.7)
Equity Earnings of Unconsolidated Subsidiaries	1.3

First Quarter of 2025	$63.0

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $32 million primarily due to the following:
•A $76 million decrease due to lower prices and lower customer participation in OPCo’s SSO.
•A $28 million decrease in weather-normalized revenues in all classes.
These decreases were partially offset by:
•A $49 million increase in rider revenues.
•A $27 million increase in weather-related usage driven by a 30% increase in heating degree days.
•Off-system Sales increased $13 million primarily due to increased sales of OVEC purchased power driven by higher market prices and volume.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses decreased $12 million primarily due to $45 million in decreased recoverable purchases to serve SSO customers partially offset by a $35 million estimated reduction in regulatory assets for OVEC-related purchased power costs that are no longer probable of future recovery due to recently approved legislation in Ohio.
•Purchased Electricity from AEP Affiliates expenses decreased $31 million primarily due to decreased recoverable purchases to serve SSO customers.
•Other Operation and Maintenance expenses increased $32 million primarily due to the following:
•A $50 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
This increase was partially offset by:
•An $11 million decrease in distribution expenses primarily related to recoverable storm restoration costs and recoverable vegetation management expenses.

•A $9 million decrease related to recoverable energy assistance program expenses for qualified Ohio customers.
•Depreciation and Amortization expenses decreased $12 million primarily due to capital rider under-recoveries.
•Taxes Other Than Income Taxes increased $8 million primarily due to the following:
•A $5 million increase in state excise taxes due to increased billed KWhs in 2025.
•A $4 million increase due to higher property taxes driven by additional investments in transmission and distribution assets and tax rate changes.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Electricity, Transmission and Distribution	$990.2	$1,015.4
Sales to AEP Affiliates	9.7	5.7
Other Revenues	3.6	2.7
TOTAL REVENUES	1,003.5	1,023.8

EXPENSES
Purchased Electricity for Resale	246.9	258.7
Purchased Electricity from AEP Affiliates	15.9	46.6
Other Operation	333.7	293.2
Maintenance	52.6	61.3
Depreciation and Amortization	93.9	105.8
Taxes Other Than Income Taxes	158.7	150.8
TOTAL EXPENSES	901.7	916.4

OPERATING INCOME	101.8	107.4

Other Income (Expense):
Other Income	0.9	—
Allowance for Equity Funds Used During Construction	7.0	5.5
Non-Service Cost Components of Net Periodic Benefit Cost	4.3	5.5
Interest Expense	(38.4)	(34.6)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	75.6	83.8

Income Tax Expense	13.9	13.2
Equity Earnings of Unconsolidated Subsidiaries	1.3	—

NET INCOME	$63.0	$70.6

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	$321.2	$1,012.8	$2,237.3	$3,571.3

Net Income			70.6	70.6
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2024	$321.2	$1,012.8	$2,307.9	$3,641.9

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$321.2	$1,020.0	$2,542.9	$3,884.1

Common Stock Dividends			(46.0)	(46.0)
Net Income			63.0	63.0
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2025	$321.2	$1,020.0	$2,559.9	$3,901.1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(in millions)
(Unaudited)

	March 31,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$9.7	$4.5
Advances to Affiliates	—	114.9
Accounts Receivable:
Customers	180.2	189.2
Affiliated Companies	125.3	117.5
Accrued Unbilled Revenues	5.3	31.1
Miscellaneous	4.9	8.6
Total Accounts Receivable	315.7	346.4
Materials and Supplies	151.3	141.4
Prepayments and Other Current Assets	14.3	19.9
TOTAL CURRENT ASSETS	491.0	627.1

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	3,679.8	3,663.9
Distribution	7,297.6	7,244.0
Other Property, Plant and Equipment	1,259.2	1,256.0
Construction Work in Progress	791.8	691.1
Total Property, Plant and Equipment	13,028.4	12,855.0
Accumulated Depreciation and Amortization	2,910.7	2,883.9
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	10,117.7	9,971.1

OTHER NONCURRENT ASSETS
Regulatory Assets	318.9	379.1
Operating Lease Assets	57.9	60.4
Deferred Charges and Other Noncurrent Assets	570.0	661.0
TOTAL OTHER NONCURRENT ASSETS	946.8	1,100.5

TOTAL ASSETS	$11,555.5	$11,698.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)

	March 31,	December 31,
	2025	2024
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$9.7	$—
Accounts Payable:
General	339.5	343.6
Affiliated Companies	176.1	204.9
Risk Management Liabilities	5.1	7.3
Customer Deposits	125.5	108.1
Accrued Taxes	666.4	836.1
Obligations Under Operating Leases	12.2	12.3
Other Current Liabilities	184.8	182.2
TOTAL CURRENT LIABILITIES	1,519.3	1,694.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,716.4	3,715.7
Long-term Risk Management Liabilities	46.1	40.2
Deferred Income Taxes	1,207.7	1,201.1
Regulatory Liabilities and Deferred Investment Tax Credits	984.7	987.7
Obligations Under Operating Leases	46.1	48.4
Deferred Credits and Other Noncurrent Liabilities	134.1	127.0
TOTAL NONCURRENT LIABILITIES	6,135.1	6,120.1

TOTAL LIABILITIES	7,654.4	7,814.6

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock –No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	1,020.0	1,020.0
Retained Earnings	2,559.9	2,542.9
TOTAL COMMON SHAREHOLDER’S EQUITY	3,901.1	3,884.1

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$11,555.5	$11,698.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net Income	$63.0	$70.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	93.9	105.8
Deferred Income Taxes	1.5	(0.6)
Allowance for Equity Funds Used During Construction	(7.0)	(5.5)
Mark-to-Market of Risk Management Contracts	3.7	(9.7)
Property Taxes	100.8	95.0
Change in Other Noncurrent Assets	50.1	10.1
Change in Other Noncurrent Liabilities	3.0	11.4
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	30.7	(40.2)
Materials and Supplies	7.3	(1.1)
Accounts Payable	(17.2)	(32.4)
Customer Deposits	17.4	14.2
Accrued Taxes, Net	(169.1)	(157.5)
Other Current Assets	5.0	(3.4)
Other Current Liabilities	(17.0)	1.5
Net Cash Flows from Operating Activities	166.1	58.2

INVESTING ACTIVITIES
Construction Expenditures	(253.7)	(241.1)
Change in Advances to Affiliates, Net	114.9	—
Other Investing Activities	14.7	5.2
Net Cash Flows Used for Investing Activities	(124.1)	(235.9)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	9.7	184.7
Principal Payments for Finance Lease Obligations	(1.2)	(1.3)
Dividends Paid on Common Stock	(46.0)	—
Other Financing Activities	0.7	0.4
Net Cash Flows from (Used for) Financing Activities	(36.8)	183.8

Net Increase in Cash and Cash Equivalents	5.2	6.1
Cash and Cash Equivalents at Beginning of Period	4.5	6.4
Cash and Cash Equivalents at End of Period	$9.7	$12.5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$17.3	$19.1
Net Cash Paid for Income Taxes	0.1	—
Noncash Acquisitions Under Finance Leases	0.7	0.5
Construction Expenditures Included in Current Liabilities as of March 31,	140.0	104.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

PUBLIC SERVICE COMPANY OF OKLAHOMA

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2025	2024
	(in millions of KWhs)
Retail:
Residential	1,592	1,451
Commercial	1,321	1,232
Industrial	1,377	1,411
Miscellaneous	279	283
Total Retail	4,569	4,377

Wholesale (a)	57	47

Total KWhs	4,626	4,424
(a)Includes municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2025	2024
	(in degree days)
Actual – Heating	1,162	912
Normal – Heating	1,038	1,046

Actual – Cooling	24	22
Normal – Cooling	20	17

Public Service Company of Oklahoma
Reconciliation of First Quarter of 2024 to First Quarter of 2025
Net Income
(in millions)

First Quarter of 2024	$72.0

Changes in Revenues:
Retail Revenues (a)	10.1
Transmission Revenues	3.1
Other Revenues	(7.0)
Total Change in Revenues	6.2

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	19.9
Other Operation and Maintenance	(4.6)
Depreciation and Amortization	(1.1)
Taxes Other Than Income Taxes	(1.3)
Interest Income	1.7
Allowance for Equity Funds Used During Construction	0.8
Non-Service Cost Components of Net Periodic Benefit Cost	(0.8)
Interest Expense	(13.8)
Total Change in Expenses and Other	0.8

Income Tax Benefit	(51.5)

First Quarter of 2025	$27.5

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $10 million primarily due to the following:
•A $28 million increase in base rate and rider revenues.
•A $7 million increase in weather-related usage primarily driven by a 27% increase in heating degree days.
These increases were partially offset by:
•A $30 million decrease in fuel revenue primarily due to lower authorized fuel rates.
•Other Revenues decreased $7 million primarily due to revenues from a customer project to enhance transmission resiliency in 2024.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $20 million primarily due to increased fuel and purchased power costs and lower authorized fuel rates resulting in increased deferred fuel balances.
•Interest Expense increased $14 million primarily due to a prior year deferral of expenses as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making.
•Income Tax Benefit decreased $52 million primarily due to a reduction in Excess ADIT regulatory liabilities as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making recorded in 2024.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Electric Generation, Transmission and Distribution	$389.5	$378.1
Sales to AEP Affiliates	1.2	3.5
Other Revenues	3.3	6.2
TOTAL REVENUES	394.0	387.8

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	129.0	148.9
Other Operation	101.3	96.6
Maintenance	28.0	28.1
Depreciation and Amortization	68.5	67.4
Taxes Other Than Income Taxes	18.3	17.0
TOTAL EXPENSES	345.1	358.0

OPERATING INCOME	48.9	29.8

Other Income (Expense):
Interest Income	1.9	0.2
Allowance for Equity Funds Used During Construction	3.2	2.4
Non-Service Cost Components of Net Periodic Benefit Cost	2.1	2.9
Interest Expense	(30.6)	(16.8)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	25.5	18.5

Income Tax Expense (Benefit)	(2.0)	(53.5)

NET INCOME	$27.5	$72.0

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income	$27.5	$72.0

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax $(0.3) and $0 in 2025 and 2024, Respectively	(1.2)	—

TOTAL COMPREHENSIVE INCOME	$26.3	$72.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2023	$157.2	$1,039.3	$1,374.3	$(0.2)	$2,570.6

Common Stock Dividends			(35.0)		(35.0)
Net Income			72.0		72.0
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2024	$157.2	$1,039.3	$1,411.3	$(0.2)	$2,607.6

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2024	$157.2	$1,041.2	$1,483.6	$3.6	$2,685.6

Net Income			27.5		27.5
Other Comprehensive Loss				(1.2)	(1.2)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2025	$157.2	$1,041.2	$1,511.1	$2.4	$2,711.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(in millions)
(Unaudited)

	March 31,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$3.4	$1.8
Advances to Affiliates	—	232.0
Accounts Receivable:
Customers	71.8	74.8
Affiliated Companies	33.0	32.6
Miscellaneous	0.3	0.3
Total Accounts Receivable	105.1	107.7
Fuel	11.7	17.1
Materials and Supplies	108.9	108.8
Risk Management Assets	33.8	20.6
Accrued Tax Benefits	69.0	35.5
Regulatory Asset for Under-Recovered Fuel Costs	141.0	64.7
Prepayments and Other Current Assets	21.9	20.2
TOTAL CURRENT ASSETS	494.8	608.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	2,786.1	2,772.4
Transmission	1,357.3	1,345.3
Distribution	3,785.8	3,698.8
Other Property, Plant and Equipment	557.3	550.0
Construction Work in Progress	392.2	378.8
Total Property, Plant and Equipment	8,878.7	8,745.3
Accumulated Depreciation and Amortization	2,257.3	2,213.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	6,621.4	6,532.3

OTHER NONCURRENT ASSETS
Regulatory Assets	529.8	527.8
Employee Benefits and Pension Assets	74.4	73.6
Operating Lease Assets	104.0	106.2
Deferred Charges and Other Noncurrent Assets	111.4	62.0
TOTAL OTHER NONCURRENT ASSETS	819.6	769.6

TOTAL ASSETS	$7,935.8	$7,910.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)

	March 31,	December 31,
	2025	2024
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$91.5	$—
Accounts Payable:
General	176.2	200.5
Affiliated Companies	59.9	59.1
Long-term Debt Due Within One Year – Nonaffiliated	0.6	125.6
Risk Management Liabilities	0.4	5.8
Customer Deposits	74.1	72.9
Accrued Taxes	66.1	33.4
Accrued Interest	29.7	33.1
Obligations Under Operating Leases	11.0	10.4
Other Current Liabilities	51.9	78.6
TOTAL CURRENT LIABILITIES	561.4	619.4

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	2,730.6	2,730.0
Deferred Income Taxes	974.6	930.6
Regulatory Liabilities and Deferred Investment Tax Credits	707.8	689.7
Asset Retirement Obligations	117.3	118.8
Obligations Under Operating Leases	99.3	101.9
Deferred Credits and Other Noncurrent Liabilities	32.9	34.3
TOTAL NONCURRENT LIABILITIES	4,662.5	4,605.3

TOTAL LIABILITIES	5,223.9	5,224.7

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	1,041.2	1,041.2
Retained Earnings	1,511.1	1,483.6
Accumulated Other Comprehensive Income (Loss)	2.4	3.6
TOTAL COMMON SHAREHOLDER’S EQUITY	2,711.9	2,685.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$7,935.8	$7,910.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net Income	$27.5	$72.0
Adjustments to Reconcile Net Income to Net Cash Flows Used for Operating Activities:
Depreciation and Amortization	68.5	67.4
Deferred Income Taxes	40.1	(15.5)
Allowance for Equity Funds Used During Construction	(3.2)	(2.4)
Mark-to-Market of Risk Management Contracts	(16.9)	12.5
Property Taxes	(45.2)	(45.9)
Deferred Fuel Over/Under-Recovery, Net	(76.3)	(37.6)
Change in Other Noncurrent Assets	(9.2)	(18.4)
Change in Other Noncurrent Liabilities	19.7	1.7
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	2.6	(4.8)
Fuel, Materials and Supplies	5.3	(2.9)
Accounts Payable	(10.3)	(4.5)
Accrued Taxes, Net	(0.8)	23.9
Other Current Assets	(2.0)	(16.1)
Other Current Liabilities	(29.4)	(46.9)
Net Cash Flows Used for Operating Activities	(29.6)	(17.5)

INVESTING ACTIVITIES
Construction Expenditures	(167.8)	(156.9)
Change in Advances to Affiliates, Net	232.0	—
Other Investing Activities	0.6	1.0
Net Cash Flows from (Used for) Investing Activities	64.8	(155.9)

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	91.5	210.2
Retirement of Long-term Debt – Nonaffiliated	(125.1)	(0.1)
Principal Payments for Finance Lease Obligations	(0.8)	(0.8)
Dividends Paid on Common Stock	—	(35.0)
Other Financing Activities	0.8	0.1
Net Cash Flows from (Used for) Financing Activities	(33.6)	174.4

Net Increase in Cash and Cash Equivalents	1.6	1.0
Cash and Cash Equivalents at Beginning of Period	1.8	2.5
Cash and Cash Equivalents at End of Period	$3.4	$3.5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$33.7	$30.3
Cash Paid (Received) for Transferable Tax Credits	(8.5)	(24.9)
Noncash Acquisitions Under Finance Leases	1.0	0.4
Construction Expenditures Included in Current Liabilities as of March 31,	73.4	47.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2025	2024
	(in millions of KWhs)
Retail:
Residential	1,603	1,509
Commercial	1,245	1,240
Industrial	1,181	1,227
Miscellaneous	16	17
Total Retail	4,045	3,993

Wholesale (a)	1,492	1,374

Total KWhs	5,537	5,367
(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2025	2024
	(in degree days)
Actual – Heating	717	555
Normal – Heating	690	697

Actual – Cooling	96	88
Normal – Cooling	46	44

Southwestern Electric Power Company
Reconciliation of First Quarter of 2024 to First Quarter of 2025
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

First Quarter of 2024	$208.1

Changes in Revenues:
Retail Revenues (a)	14.9
Off-system Sales	0.1
Transmission Revenues	0.2
Other Revenues	(0.3)
Total Change in Revenues	14.9

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(6.3)
Other Operation and Maintenance	17.6
Depreciation and Amortization	(19.5)
Taxes Other Than Income Taxes	(0.6)
Interest Income	(1.5)
Allowance for Equity Funds Used During Construction	(0.1)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.9)
Interest Expense	(25.8)
Total Change in Expenses and Other	(37.1)

Income Tax Benefit	(137.8)
Equity Earnings of Unconsolidated Subsidiary	(0.1)
Net Income Attributable to Noncontrolling Interest	0.5

First Quarter of 2025	$48.5

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $15 million primarily due to the following:
•A $25 million increase in rider revenues.
•An $11 million increase in weather-related usage driven by a 29% increase in heating degree days and a 9% increase in cooling degree days.
•A $6 million increase in wholesale customer fuel revenues.
These increases were partially offset by:
•A $23 million decrease in weather-normalized margins in all classes.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $6 million primarily due to an increase in energy prices and load to serve wholesale customers.
•Other Operation and Maintenance expenses decreased $18 million primarily due to the prior year disallowance of the remaining net book value of the Dolet Hills Power Station as a result of an LPSC approved settlement agreement.
•Depreciation and Amortization expenses increased $20 million primarily due to a higher depreciable base and amortization of the Storm Recovery Funding securitized assets and other regulatory assets.
•Interest Expense increased $26 million primarily due to a prior year deferral of expenses as a result of the IRS PLR received regarding the treatment of stand alone NOLCs in retail rate making.

•Income Tax Benefit decreased $138 million primarily due to the following:
•A $109 million decrease due to a reduction in Excess ADIT regulatory liabilities as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail rate making recorded in 2024.
•A $32 million decrease due to the reversal of a regulatory liability related to the merchant portion of Turk Plant Excess ADIT as a result of the APSC's March 2024 denial of SWEPCo's request to allow the merchant portion of the Turk Plant to serve Arkansas customers recorded in 2024.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUES
Electric Generation, Transmission and Distribution	$522.7	$509.3
Sales to AEP Affiliates	13.6	13.9
Provision for Refund – Affiliated	(2.5)	(1.8)
Provision for Refund	(6.3)	(9.1)
Other Revenues	3.6	3.9
TOTAL REVENUES	531.1	516.2

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	190.9	184.6
Other Operation	97.7	112.9
Maintenance	34.8	37.2
Depreciation and Amortization	98.2	78.7
Taxes Other Than Income Taxes	34.8	34.2
TOTAL EXPENSES	456.4	447.6

OPERATING INCOME	74.7	68.6

Other Income (Expense):
Interest Income	2.5	4.0
Allowance for Equity Funds Used During Construction	3.3	3.4
Non-Service Cost Components of Net Periodic Benefit Cost	1.7	2.6
Interest Expense	(39.3)	(13.5)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	42.9	65.1

Income Tax Expense (Benefit)	(6.3)	(144.1)
Equity Earnings of Unconsolidated Subsidiary	0.3	0.4

NET INCOME	49.5	209.6

Net Income Attributable to Noncontrolling Interest	1.0	1.5

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$48.5	$208.1

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net Income	$49.5	$209.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 in 2025 and 2024, Respectively	(0.1)	(0.1)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 in 2025 and 2024, Respectively	—	(0.1)

TOTAL OTHER COMPREHENSIVE LOSS	(0.1)	(0.2)

TOTAL COMPREHENSIVE INCOME	49.4	209.4

Total Comprehensive Income Attributable to Noncontrolling Interest	1.0	1.5

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$48.4	$207.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2023	$0.1	$1,492.2	$2,281.3	$(3.4)	$0.2	$3,770.4

Common Stock Dividends			(50.0)			(50.0)
Common Stock Dividends – Nonaffiliated					(1.4)	(1.4)
Net Income			208.1		1.5	209.6
Other Comprehensive Loss				(0.2)		(0.2)
TOTAL EQUITY – MARCH 31, 2024	$0.1	$1,492.2	$2,439.4	$(3.6)	$0.3	$3,928.4

TOTAL EQUITY – DECEMBER 31, 2024	$0.1	$1,549.7	$2,352.5	$2.3	$0.4	$3,905.0

Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income			48.5		1.0	49.5
Other Comprehensive Loss				(0.1)		(0.1)
TOTAL EQUITY – MARCH 31, 2025	$0.1	$1,549.7	$2,401.0	$2.2	$0.4	$3,953.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2025 and December 31, 2024
(in millions)
(Unaudited)

	March 31,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$3.4	$1.2
Restricted Cash (March 31, 2025 and December 31, 2024 Amounts Include $11.2 and $3.4, Respectively, Related to Storm Recovery Funding)	11.2	3.4
Advances to Affiliates	2.3	2.3
Accounts Receivable:
Customers	38.2	34.5
Affiliated Companies	44.7	54.1
Miscellaneous	8.2	9.2
Total Accounts Receivable	91.1	97.8
Fuel	73.9	86.5
Materials and Supplies (March 31, 2025 and December 31, 2024 Amounts Include $2 and $1.5, Respectively, Related to Sabine)	80.8	81.4
Risk Management Assets	17.9	18.1
Accrued Tax Benefits	60.4	26.0
Regulatory Asset for Under-Recovered Fuel Costs	111.4	106.6
Prepayments and Other Current Assets	15.6	14.7
TOTAL CURRENT ASSETS	468.0	438.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,298.1	5,287.5
Transmission	2,972.0	2,863.8
Distribution	3,066.6	3,007.1
Other Property, Plant and Equipment (March 31, 2025 and December 31, 2024 Amounts Include $151.6 and $166.8, Respectively, Related to Sabine)	930.9	940.4
Construction Work in Progress	620.8	627.3
Total Property, Plant and Equipment	12,888.4	12,726.1
Accumulated Depreciation and Amortization (March 31, 2025 and December 31, 2024 Amounts Include $151.6 and $166.8, Respectively, Related to Sabine)	3,347.9	3,280.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,540.5	9,446.1

OTHER NONCURRENT ASSETS
Regulatory Assets	919.4	921.3
Securitized Assets (March 31, 2025 and December 31, 2024 Amounts Include $327.3 and $331.4, Respectively, Related to Storm Recovery Funding)	327.3	331.4
Deferred Charges and Other Noncurrent Assets	437.5	358.2
TOTAL OTHER NONCURRENT ASSETS	1,684.2	1,610.9

TOTAL ASSETS	$11,692.7	$11,495.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2025 and December 31, 2024
(Unaudited)

	March 31,	December 31,
	2025	2024
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$399.8	$275.0
Accounts Payable:
General	215.3	265.5
Affiliated Companies	53.4	57.1
Short-term Debt – Nonaffiliated	8.3	5.5
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2025 and December 31, 2024 Amounts Include $19.3 and $22.7, Respectively, Related to Storm Recovery Funding)	519.3	22.7
Risk Management Liabilities	—	2.3
Customer Deposits	75.6	75.4
Accrued Taxes	132.0	48.6
Accrued Interest	42.0	40.6
Obligations Under Operating Leases	7.6	8.2
Provision for Refund	78.9	70.8
Other Current Liabilities	118.0	159.9
TOTAL CURRENT LIABILITIES	1,650.2	1,031.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (March 31, 2025 and December 31, 2024 Amounts Include $311.7 and $308.7, Respectively, Related to Storm Recovery Funding)	3,462.1	3,958.1
Deferred Income Taxes	1,314.8	1,271.3
Regulatory Liabilities and Deferred Investment Tax Credits	614.7	610.8
Asset Retirement Obligations	247.3	257.5
Employee Benefits and Pension Obligations	46.3	46.5
Obligations Under Operating Leases	134.0	137.5
Provision for Refund	97.8	107.8
Storm Reserve	107.4	106.2
Deferred Credits and Other Noncurrent Liabilities	64.7	62.7
TOTAL NONCURRENT LIABILITIES	6,089.1	6,558.4

TOTAL LIABILITIES	7,739.3	7,590.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	1,549.7	1,549.7
Retained Earnings	2,401.0	2,352.5
Accumulated Other Comprehensive Income (Loss)	2.2	2.3
TOTAL COMMON SHAREHOLDER’S EQUITY	3,953.0	3,904.6

Noncontrolling Interest	0.4	0.4

TOTAL EQUITY	3,953.4	3,905.0

TOTAL LIABILITIES AND EQUITY	$11,692.7	$11,495.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net Income	$49.5	$209.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	98.2	78.7
Deferred Income Taxes	36.8	(118.5)
Allowance for Equity Funds Used During Construction	(3.3)	(3.4)
Mark-to-Market of Risk Management Contracts	(1.7)	1.7
Property Taxes	(75.3)	(74.3)
Deferred Fuel Over/Under-Recovery, Net	22.7	22.8
Change in Other Noncurrent Assets	(21.3)	(10.2)
Change in Other Noncurrent Liabilities	(8.8)	(0.3)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	6.7	(9.7)
Fuel, Materials and Supplies	13.2	9.4
Accounts Payable	(6.7)	(29.6)
Accrued Taxes, Net	49.0	67.0
Other Current Assets	(0.5)	(17.7)
Other Current Liabilities	(39.5)	(55.7)
Net Cash Flows from Operating Activities	119.0	69.8

INVESTING ACTIVITIES
Construction Expenditures	(235.2)	(182.6)
Change in Advances to Affiliates, Net	—	(0.1)
Other Investing Activities	0.1	3.0
Net Cash Flows Used for Investing Activities	(235.1)	(179.7)

FINANCING ACTIVITIES
Change in Short-term Debt – Nonaffiliated	2.8	1.1
Change in Advances from Affiliates, Net	124.8	165.8
Principal Payments for Finance Lease Obligations	(1.0)	(4.4)
Dividends Paid on Common Stock	—	(50.0)
Dividends Paid on Common Stock – Nonaffiliated	(1.0)	(1.4)
Other Financing Activities	0.5	0.2
Net Cash Flows from Financing Activities	126.1	111.3

Net Increase in Cash and Cash Equivalents	10.0	1.4
Cash and Cash Equivalents at Beginning of Period	4.6	2.4
Cash and Cash Equivalents at End of Period	$14.6	$3.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$39.3	$41.2
Cash Paid (Received) for Transferable Tax Credits	(8.7)	(19.9)
Noncash Acquisitions Under Finance Leases	1.1	0.4
Construction Expenditures Included in Current Liabilities as of March 31,	89.0	79.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 96.

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair statement of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three months ended March 31, 2025 is not necessarily indicative of results that may be expected for the year ending December 31, 2025.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2024 financial statements and notes thereto, which are included in the 2024 Annual Reports.

Earnings Per Share (EPS) (Applies to AEP)

Basic EPS is calculated by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted EPS is calculated by adjusting the weighted-average outstanding common shares, assuming conversion of all potentially dilutive securities. Dilutive securities are primarily related to forward sale of equity agreements and restricted stock units. See Note 12 - Financing Activities for more information regarding the forward sale of equity agreements.

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended March 31,
	2025		2024
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$800.2		$1,003.1

Weighted-Average Number of Basic AEP Common Shares Outstanding	533.4	$1.50	526.6	$1.91
Weighted-Average Dilutive Effect of Stock-Based Awards	1.3	—	1.0	(0.01)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	534.7	$1.50	527.6	$1.90

There were no antidilutive shares outstanding as of March 31, 2025 and 2024.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	March 31, 2025
	AEP	AEP Texas	APCo	SWEPCo
	(in millions)
Cash and Cash Equivalents	$256.8	$0.1	$8.7	$3.4
Restricted Cash	35.2	13.4	10.6	11.2
Total Cash, Cash Equivalents and Restricted Cash	$292.0	$13.5	$19.3	$14.6

	December 31, 2024
	AEP	AEP Texas	APCo	SWEPCo
	(in millions)
Cash and Cash Equivalents	$202.9	$0.1	$3.9	$1.2
Restricted Cash	43.1	23.5	16.2	3.4
Total Cash, Cash Equivalents and Restricted Cash	$246.0	$23.6	$20.1	$4.6

2. NEW ACCOUNTING STANDARDS

The disclosures in this note apply to all Registrants unless indicated otherwise.

Management reviews the FASB’s standard-setting process and the SEC’s rulemaking activity to determine the relevance, if any, to the Registrants’ business. The following standards/rules will impact the Registrants’ financial statements.

SEC Climate Disclosure Rule

On March 6, 2024, the SEC adopted final rules that require registrants to disclose certain climate-related information in registration statements and annual reports. The final rules require registrants to disclose, among other things, material climate-related risks, activities to mitigate such risks and information about a registrant’s board of directors oversight and management’s role in managing material climate-related risks. The final rules also require registrants to provide information related to any climate-related targets or goals that are material to a registrant’s business, results of operations or financial condition. A majority of the reporting requirements are applicable to the fiscal year beginning in 2025, with the addition of assurance reporting for GHG emissions starting in 2029 for large accelerated filers. Litigation challenging the new rules was filed by multiple parties in multiple jurisdictions, which have been consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. On April 4, 2024, the SEC issued an order staying the final climate disclosure rules pending the completion of judicial review at the Court of Appeals. On March 27, 2025, the SEC announced that it voted to end its defense of the final climate disclosure rules. On April 3, 2025, 18 states filed a motion to intervene in the case and to hold the case in abeyance until the SEC takes action to amend or rescind the rules. The Registrants are currently evaluating the status of the rules and the impact of the final rules on their respective consolidated financial statements and related disclosures.

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

Management adopted ASU 2023-07 and its related implementation guidance effective January 1, 2024 for the annual reporting period and applied the amendments retrospectively to all prior periods presented in the annual consolidated financial statements. The amendments for interim periods were adopted in our fiscal year beginning on January 1, 2025. The adoption of the new standard did not impact the results of operations, statements of financial position or cash flows. See Note 8 - Business Segments for additional information.

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

The amendments in the new standard may be applied on either a prospective or retrospective basis for public business entities for fiscal years beginning after December 15, 2024 with early adoption permitted. Management has concluded to adopt the amendments to this standard prospectively beginning with the Annual Report on Form 10-K for the fiscal year ending December 31, 2025.

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

	Cash Flow Hedges		Pension
Three Months Ended March 31, 2025	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2024	$98.5	$3.3	$(104.9)	$(3.1)
Change in Fair Value Recognized in AOCI, Net of Tax	38.2	(1.0)	—	37.2
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(16.5)	—	—	(16.5)
Interest Expense (a)	—	(1.4)	—	(1.4)
Amortization of Prior Service Cost (Credit)	—	—	(0.1)	(0.1)
Amortization of Actuarial (Gains) Losses	—	—	0.5	0.5
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(16.5)	(1.4)	0.4	(17.5)
Income Tax (Expense) Benefit	(3.5)	(0.3)	0.1	(3.7)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(13.0)	(1.1)	0.3	(13.8)
Net Current Period Other Comprehensive Income (Loss)	25.2	(2.1)	0.3	23.4
Balance in AOCI as of March 31, 2025	$123.7	$1.2	$(104.6)	$20.3

	Cash Flow Hedges		Pension
Three Months Ended March 31, 2024	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2023	$104.9	$(8.1)	$(152.3)	$(55.5)
Change in Fair Value Recognized in AOCI, Net of Tax	5.5	12.4	—	17.9
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(29.3)	—	—	(29.3)
Interest Expense (a)	—	(1.2)	—	(1.2)
Amortization of Prior Service Cost (Credit)	—	—	(1.3)	(1.3)
Amortization of Actuarial (Gains) Losses	—	—	0.5	0.5
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(29.3)	(1.2)	(0.8)	(31.3)
Income Tax (Expense) Benefit	(6.1)	(0.3)	(0.2)	(6.6)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(23.2)	(0.9)	(0.6)	(24.7)
Net Current Period Other Comprehensive Income (Loss)	(17.7)	11.5	(0.6)	(6.8)
Balance in AOCI as of March 31, 2024	$87.2	$3.4	$(152.9)	$(62.3)

(a)Amounts reclassified to the referenced line item on the statements of income.

4.  RATE MATTERS

The disclosures in this note apply to all Registrants unless indicated otherwise.

As discussed in the 2024 Annual Report, the Registrants are involved in rate and regulatory proceedings at the FERC and their state commissions. The Rate Matters note within the 2024 Annual Report should be read in conjunction with this report to gain a complete understanding of material rate matters still pending that could impact net income, cash flows and possibly financial condition. The following discusses ratemaking developments in 2025 and updates the 2024 Annual Report.

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

Regulated Generating Units that have been Retired

SWEPCo

In March 2023, the Pirkey Plant was retired. As part of the 2020 Louisiana Base Rate Case, the LPSC authorized the recovery of SWEPCo’s Louisiana jurisdictional share of the Pirkey Plant, through a separate rider, through 2032. As part of the 2021 Arkansas Base Rate Case, the APSC granted SWEPCo regulatory asset treatment. SWEPCo requested recovery including a weighted average cost of capital carrying charge in its base rate case filed in March 2025. In July 2023, Texas ALJs issued a PFD that concluded the decision to retire the Pirkey Plant was prudent. In September 2023, the PUCT rejected the ALJs’ July 2023 PFD. In the open meeting, the commissioners expressed their concerns that the analysis in support of SWEPCo’s decision to retire the Pirkey Plant was not robust enough and that SWEPCo should have re-evaluated the decision following Winter Storm Uri. The treatment of the cost of recovery of the Pirkey Plant is expected to be addressed in a future rate case. As of March 31, 2025, the Texas jurisdictional share of the net book value of the Pirkey Plant was $69 million. To the extent any portion of the Texas jurisdictional share of the net book value of the Pirkey Plant is not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of March 31, 2025, of generating facilities planned for early retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$89.1	$196.9	$21.0	(b)	2026		(c)	$16.6
Welsh Plant, Units 1 and 3	303.8	180.5	57.8	(d)	2028	(e)	(f)	44.9

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

Dolet Hills Power Station and Related Fuel Operations (Applies to AEP and SWEPCo)

In December 2021, the Dolet Hills Power Station was retired. While in operation, DHLC provided 100% of the fuel supply to Dolet Hills Power Station. The remaining book value of Dolet Hills Power Station non-fuel related assets are recoverable by SWEPCo through rate riders. As of March 31, 2025, SWEPCo’s share of the net investment in the Dolet Hills Power Station was $70 million, including materials and supplies, net of cost of removal collected in rates. Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses and are subject to prudency determinations by the various commissions. After closure of the DHLC mining operations and the Dolet Hills Power Station, additional reclamation and other land-related costs incurred by DHLC and Oxbow will continue to be billed to SWEPCo and included in existing fuel clauses. As of March 31, 2025, SWEPCo had a net under-recovered fuel balance of $28 million, inclusive of costs related to the Dolet Hills Power Station billed by DHLC, but excluding impacts of the February 2021 severe winter weather event.

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

Pirkey Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In March 2023, the Pirkey Plant was retired. SWEPCo is recovering, or will seek recovery of, the remaining net book value of Pirkey Plant non-fuel costs. As of March 31, 2025, SWEPCo’s share of the net investment in the Pirkey Plant was $187 million, including materials and supplies, net of cost of removal. See the “Regulated Generating Units that have been Retired” section above for additional information. Fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions. As of March 31, 2023, SWEPCo fuel deliveries, including billings of all fixed costs, from Sabine ceased. Additionally, as of March 31, 2025, SWEPCo had a net under-recovered fuel balance of $28 million, inclusive of costs related to the Pirkey Plant billed by Sabine, but excluding impacts of the February 2021 severe winter weather event. Remaining operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses.

In July 2023, the LPSC ordered that a separate proceeding be established to review the prudence of the decision to retire the Pirkey Plant, including the costs included in fuel for years starting in 2019 and after. In April 2025, the LPSC determined the retirement of the Pirkey Plant was reasonable and prudent and authorized continued recovery of and on the remaining balance of the Pirkey Plant at SWEPCo’s weighted average cost of capital through 2032.

In September 2023, the PUCT approved an unopposed settlement agreement that provides recovery of $33 million of Sabine related fuel costs through 2035. In June 2024, SWEPCo filed a fuel reconciliation with the PUCT for its retail operation in Texas for the period of January 2022 through December 2023. The fuel reconciliation included approximately $535 million in Texas jurisdictional eligible fuel costs. In January 2025, intervenors filed testimony recommending a disallowance of Texas jurisdictional fuel costs ranging from $2 million to $33 million related to SWEPCo’s decision to retire the Pirkey Plant, management of fuel inventory and SWEPCo’s energy price offers in SPP. In April 2025, a settlement agreement was filed with the PUCT resolving the issues in the case and resulting in a one-time $6 million disallowance of fuel costs. An order is expected in 2025.

If any of these costs are not recoverable or customer refunds are required, it could reduce future net income and cash flows and impact financial condition.

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except AEPTCo)

	AEP
	March 31,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$180.5	$168.6
Pirkey Plant Accelerated Depreciation	121.4	121.3
Unrecovered Winter Storm Fuel Costs (a)	63.2	70.7
Storm-Related Costs	53.5	51.0
Other Regulatory Assets Pending Final Regulatory Approval	25.1	20.7
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs (b)	367.0	357.4
Storm-Related Costs	339.6	300.8
2024-2025 Virginia Biennial Under-Earnings	136.8	78.4
NOLC Costs (c)	72.0	92.8
Other Regulatory Assets Pending Final Regulatory Approval	100.5	86.3
Total Regulatory Assets Pending Final Regulatory Approval	$1,459.6	$1,348.0
(a)Includes $37 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of March 31, 2025 and December 31, 2024, respectively. See the “February 2021 Severe Winter Weather Impacts in SPP” section below for additional information.
(b)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.
(c)See “NOLCs in Retail Jurisdictions - IRS PLRs” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

	AEP Texas
	March 31,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Storm-Related Costs	$41.3	$41.3
Regulatory Assets Currently Not Earning a Return
Deferred Pension and OPEB Costs	18.9	15.6
Storm-Related Costs	18.0	13.1
Line Inspection Costs	5.8	5.8
Other Regulatory Assets Pending Final Regulatory Approval	1.3	1.3
Total Regulatory Assets Pending Final Regulatory Approval	$85.3	$77.1

	APCo
	March 31,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$1.2	$1.1
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs (a)	290.0	282.1
Storm-Related Costs – West Virginia (b)	161.1	144.2
2024-2025 Virginia Biennial Under-Earnings (b)	136.8	78.4
Pension Settlement	17.5	17.8
Other Regulatory Assets Pending Final Regulatory Approval	20.6	11.9
Total Regulatory Assets Pending Final Regulatory Approval	$627.2	$535.5
(a)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.
(b)In January 2025, winter storm Blair, followed by winter storms Harlow and Jett in February 2025, significantly impacted the Virginia and West Virginia service territories leading to damage to power lines, extended customer outages and extreme efforts to restore power to customers resulting in a deferral of $62 million and $21 million, respectively. Recovery of the costs relating to these storms will be addressed in a future request.

	I&M
	March 31,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$6.6	$6.4
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs (a)	75.1	74.0
Storm-Related Costs – Indiana	6.4	6.3
NOLC Costs – Indiana (b)	—	26.7
Other Regulatory Assets Pending Final Regulatory Approval	1.6	1.6
Total Regulatory Assets Pending Final Regulatory Approval	$89.7	$115.0

(a)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.
(b)See “NOLCs in Retail Jurisdictions - IRS PLRs” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

	OPCo
	March 31,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.6	$0.4
Regulatory Assets Currently Not Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	—	0.1
Total Regulatory Assets Pending Final Regulatory Approval	$0.6	$0.5

	PSO
	March 31,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
NOLC Costs (a)	$17.7	$16.4
Storm-Related Costs	7.6	4.9
Other Regulatory Assets Pending Final Regulatory Approval	11.1	9.0
Total Regulatory Assets Pending Final Regulatory Approval	$36.4	$30.3

(a)See “NOLCs in Retail Jurisdictions - IRS PLRs” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

	SWEPCo
	March 31,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$180.5	$168.6
Pirkey Plant Accelerated Depreciation	121.4	121.3
Unrecovered Winter Storm Fuel Costs (a)	63.2	70.7
Dolet Hills Power Station Accelerated Depreciation (b)	11.8	11.8
Other Regulatory Assets Pending Final Regulatory Approval	17.2	10.8
Regulatory Assets Currently Not Earning a Return
NOLC Costs (c)	54.2	49.6
Storm-Related Costs - Louisiana, Texas	44.7	39.9
Other Regulatory Assets Pending Final Regulatory Approval	18.3	18.7
Total Regulatory Assets Pending Final Regulatory Approval	$511.3	$491.4

(a)Includes $37 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of March 31, 2025 and December 31, 2024, respectively. See the “February 2021 Severe Winter Weather Impacts in SPP” section below for additional information.
(b)Amounts include the FERC jurisdiction.
(c)See “NOLCs in Retail Jurisdictions - IRS PLRs” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through March 31, 2025, AEP Texas’ cumulative revenues from transmission and distribution interim base rate increases that are subject to review are estimated to be approximately $16 million. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition.

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

In February 2024, the Companies filed briefs with the West Virginia Supreme Court (WVSC) to initiate an appeal of the January 2024 order. Following arguments that were held in September 2024, the WVSC issued a November 2024 opinion affirming in part and reversing in part the WVPSC’s January 2024 ENEC order. The WVSC remanded the ENEC case to the WVPSC to afford the Companies an opportunity to examine, analyze, rebut and refute the calculation of the $232 million disallowance. In March 2025, the WVPSC entered an order in the Companies’ 2021-2023 ENEC cases further describing its calculations of the ordered $232 million disallowance. The Companies will file direct testimony addressing this order no later than June 2025. Staff and intervenor testimony is due in August 2025 and a hearing is scheduled for October 2025.

In April 2024, the Companies submitted their 2024 ENEC update case proposing a $58 million annual increase in ENEC rates when compared to existing ENEC rates. The Companies proposed that this ENEC rate change would: (a) become effective September 1, 2024, (b) include a $20 million annual increase in ENEC rates related to the period ending February 29, 2024 and the forecast period September 2024 through August 2025 and (c) include a $38 million annual increase in ENEC rates for the recovery of $321 million of ENEC under-recovered costs as of February 28, 2023 over a ten-year period, plus a 4% debt carrying charge rate. In August 2024, the WVPSC issued an order approving the requested $38 million annual increase effective September 1, 2024. In March 2025, the WVPSC issued an order approving the requested $20 million annual increase effective March 11, 2025.

If the WVPSC modifies its previously ordered disallowance of ENEC costs associated with the 2021-2023 ENEC review, it would impact future net income, cash flows and financial condition.

Virginia Fuel Adjustment Clause (FAC) Review

In 2023, APCo submitted its annual fuel cost filing with the Virginia SCC. Interim Virginia FAC rates were implemented in November 2023. In APCo's 2022 Virginia fuel update filing, the Virginia SCC ordered the Virginia Staff to commence an audit of APCo’s fuel costs for the years ended December 31, 2019, 2020, 2021 and 2022. The Virginia staff analyzed APCo’s 2019 through 2022 fuel procurement activities and concluded the procurement practices were reasonable and prudent and recommended no disallowances. In May 2024, the Virginia SCC issued an order approving the audit of APCo’s 2019 and 2020 fuel costs but concluded that the review of APCo fuel costs for 2021 and 2022 remains open for further evaluation as part of APCo’s 2024 fuel cost filing.

In September 2024, APCo submitted its annual Virginia fuel cost filing with the Virginia SCC proposing no change in annual APCo Virginia FAC rates charged to customers. In January 2025, an intervening party recommended a minimum fuel under-recovery disallowance of $20 million related to alleged imprudent operations of Amos and Mountaineer generating units during October 2021 and November 2021. There were no other recommended disallowances by intervenors or Virginia Staff regarding APCo’s historical period Virginia fuel under-recovery balance through October 31, 2024. Virginia Staff recommended that the Virginia SCC close APCo’s open review periods related to 2021 and 2022 Virginia fuel costs. A hearing was held in February 2025. In March 2025, the Hearing Examiner re-opened the record to obtain additional information to resolve certain issues. In April 2025, APCo and an intervenor submitted supplemental testimony with the intervenor continuing to recommend a $20 million disallowance. A hearing is scheduled for May 2025.

If any fuel costs are not recoverable or refunds are ordered, it could reduce future net income and cash flows and impact financial condition.

2024 West Virginia Base Rate Case

In November 2024, APCo and WPCo (the Companies) filed a request with the WVPSC for a net $251 million annual increase in base rates based upon a proposed 10.8% ROE and a proposed capital structure of 52% debt and 48% common equity. The requested net annual increase in base rates excludes the Companies’ proposed $94 million annual Modified Rate Base Cost (MRBC) surcharge update proposed to be effective in a separate proceeding and the existing $21 million annual Mitchell Base Rate Surcharge that are both proposed to be rolled into base rates upon the Companies’ anticipated 2025 change in base rates. The Companies’ proposed base rate increase includes recovery of approximately $118 million in previously deferred major storm expenses over a three-year period plus a carrying charge on the deferral balance, capital structure changes including an increase in ROE, an increase in depreciation expense related to proposed changes in depreciation rates and increased capital investments and increases in distribution and generation operation and maintenance expenses.

The Companies’ November 2024 West Virginia base rate filing also included two sets of alternative frameworks to simplify rates and customer bills and provide predictable future rate increases. The Companies’ first framework includes: (a) securitization, (b) approval of a major storm expense recovery and tracking mechanism and (c) freezing of OATT revenues in the ENEC. This framework includes securitization in a concurrent proceeding of approximately $2.4 billion of West Virginia jurisdictional assets. Securitization of those items could reduce the Companies’ combined requested increase in annual base rates to $37 million. See the “2025 West Virginia Securitization Filing” section below for additional information.

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

In April 2025, a hearing was held at the WVPSC to review the Companies’ separate depreciation filing. Also in April 2025, WVPSC staff and intervenors submitted testimony regarding the Companies’ base rate filing recommending combined APCo and WPCo base rate increases ranging from $49 million to $91 million based on proposed ROEs ranging from 9.1% to 9.25%. These base rate recommendations included significant decreases in rate base for the use of a 13-month average rate base rather than a year-end rate base as proposed by the Companies, and also included various reductions to the Companies’ proposed ongoing levels of depreciation expense and other operation and maintenance expenses. WVPSC staff recommended that the WVPSC approve the Companies’ requested recovery of $118 million of deferred extraordinary storm costs over a five-year period rather than the proposed three-year recovery period, while also recommending that the WVPSC reject the Companies’ proposal of a carrying charge on the storm deferral balance. WVPSC staff and an intervenor also recommended that the WVPSC deny the ratemaking impact of NOLC and reject the Companies’ request to continue the MRBC surcharge. A hearing is scheduled for June 2025.

For the Companies’ first proposed alternative ratemaking framework described above, WVPSC staff and intervenors recommended that the WVPSC: a) consider securitization subject to certain conditions, b) approve the Companies’ proposed major storm deferral accounting for major storm other operation and maintenance expenses against the level embedded in the development of base rates, and c) reject the proposed freeze of OATT revenues in the ENEC. WVPSC staff and intervenors generally recommended that the WVPSC reject the Companies’ second proposed alternative ratemaking framework described above.

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

2025 West Virginia Securitization Filing

In March 2025, APCo and WPCo (the Companies) requested to finance, through the issuance of securitization bonds, approximately $2.4 billion of West Virginia jurisdictional undepreciated property balances and regulatory assets including: (a) $321 million of the Companies’ remaining combined unrecovered ENEC balance related to costs incurred through February 28, 2023, (b) $1.7 billion of undepreciated West Virginia jurisdictional plant balances as of December 31, 2022 for the Amos, Mitchell and Mountaineer Plants, (c) $237 million of environmental costs previously approved for recovery through a separate West Virginia surcharge and (d) $118 million of West Virginia jurisdictional major storm operation and maintenance costs deferred as of June 2024. The proposed securitized items breakout for the Companies is shown in the table below:

Proposed Securitized Items	APCo	WPCo	Total
	(in millions)
Undepreciated Utility Plant Balances of Amos, Mitchell and Mountaineer (as of December 31, 2022)	$1,145.5	$558.7	$1,704.2
ENEC Under-Recovery Regulatory Assets (as of February 28, 2023)	174.3	146.8	321.1
Forecasted Undepreciated CCR and ELG Investments of Amos, Mitchell and Mountaineer (as of November 30, 2024)	87.6	149.2	236.8
Deferred Storm O&M Expense Regulatory Assets (as of June 30, 2024)	115.0	2.9	117.9
Upfront Financing Costs	10.1	5.7	15.8
Total	$1,532.5	$863.3	$2,395.8

The Companies also proposed that the WVPSC consider approving the securitization of additional ENEC under-recovered costs, such as those costs approved in the 2024 ENEC case, as well as additional deferred West Virginia jurisdictional major storm operation and maintenance costs, such as those associated with Hurricane Helene and Winter Storms Blair, Harlow and Jett.

The WVPSC issued a procedural schedule for the Companies’ securitization filing with testimony due in May 2025 and a hearing scheduled for July 2025.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through March 31, 2025, AEP’s share of ETT’s cumulative revenues from interim base rate increases that are subject to a prudency review is approximately $1.9 billion. The 2025 ETT base rate case described below could result in a refund to customers if ETT incurs a disallowance of the transmission investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition.

2025 ETT Base Rate Case

In January 2025, ETT filed a request with the PUCT for a $57 million annual base rate increase over its adjusted test year revenues which includes interim transmission rate updates. ETT’s request is based upon a proposed 10.6% ROE with a capital structure of 55% debt and 45% common equity. The rate case seeks a prudence review determination on cumulative capital additions included in interim rates. In April and May 2025, respectively, intervenors and PUCT staff submitted testimony challenging components of the proposed rate increase including up to $37 million related to increased depreciation rates and $32 million related to the proposed ROE and capital structure. A hearing is scheduled for June 2025. If any of the costs in the case are not recoverable or revenues collected under interim transmission rates are ordered to be returned, it could reduce future net income and cash flows and impact financial condition.

I&M Rate Matters (Applies to AEP and I&M)

2023 Michigan Power Supply Cost Recovery (PSCR) Reconciliation

In March 2024, I&M submitted its 2023 PSCR Reconciliation to the MPSC. In October 2024, MPSC staff and intervenors submitted testimony recommending PSCR cost disallowances associated with the OVEC Inter-Company Power Agreement (ICPA) and the Rockport UPA with AEGCo ranging from $3 million to $15 million. In March 2025, an ALJ issued a PFD recommending $12 million of combined cost disallowances related to the OVEC ICPA and the Rockport UPA. An order is expected in the second quarter of 2025. If any PSCR costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

Indiana Earnings Test

I&M is required by Indiana law to submit an earnings test evaluation for the most recent one-year and five-year periods as part of I&M’s semi-annual Indiana FAC filings. These earnings test evaluations require I&M to include a credit in the FAC factor computation for periods in which I&M earned above its authorized return for both the one-year and five-year periods. The credit is determined as 50% of the lower of the one-year or five-year earnings above the authorized level. Management believes its financial statements adequately address the impact of the Indiana earnings test requirements. If future IURC orders require that I&M provide credits in the FAC factor computation, it could reduce future net income and cash flows and impact financial condition.

In January 2025, I&M submitted its FAC filing and earnings test evaluation for the period ended November 2024. I&M proposed an over-earnings credit to customers for the earnings test period ending November 2024 of $21 million. In April 2025, the IURC issued an order approving the $21 million customer credit.

KPCo Rate Matters (Applies to AEP)

Investigation of the Service, Rates and Facilities of KPCo

In June 2023, the KPSC issued an order directing KPCo to show cause why it should not be subject to Kentucky statutory remedies, including fines and penalties, for failure to provide adequate service in its service territory. The KPSC’s show cause order did not make any determination regarding the adequacy of KPCo’s service. In July 2023, KPCo filed a response to the show cause order demonstrating that it has provided adequate service. In December 2023 and February 2024, KPCo and certain intervenors filed testimony with the KPSC. A hearing with the KPSC was previously scheduled to occur in June 2024. The hearing was postponed and has not yet been rescheduled. If any fines or penalties are levied against KPCo relating to the show cause order, it could reduce future net income and cash flows and impact financial condition.

2023 Kentucky Base Rate and Securitization Case

In June 2023, KPCo filed a request with the KPSC for a $94 million net annual increase in base rates based upon a proposed 9.9% ROE with the increase to be implemented no earlier than January 2024. In conjunction with its June 2023 filing, KPCo further requested to finance through the issuance of securitization bonds, approximately $471 million of regulatory assets. KPCo’s proposal did not address the disposition of its 50% interest in Mitchell Plant, which will be addressed in the future. As of March 31, 2025, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal including CWIP and inventory, was $542 million.

In November 2023, KPCo filed an uncontested settlement agreement with the KPSC, that included an annual base rate increase of $75 million, based upon a 9.75% ROE. Settlement parties agreed that the KPSC should approve KPCo’s securitization request, and that the approximately $471 million regulatory assets requested for securitization are comprised of prudently incurred costs.

In January 2024, the KPSC issued an order modifying the November 2023 uncontested settlement agreement and approving an annual base rate increase of $60 million based upon a 9.75% ROE effective with billing cycles mid-January 2024. The order reduced KPCo’s base rate revenue requirement by $14 million to allow recovery of actual test year PJM transmission costs instead of KPCo’s requested annual level of costs based on PJM 2023 projected transmission revenue requirements. In February 2024, KPCo filed an appeal with the Commonwealth of Kentucky Franklin Circuit Court (Circuit Court), challenging among other aspects of the order, the $14 million base rate revenue requirement reduction. In January 2025, the Circuit Court issued an order agreeing with KPCo’s appeal and remanded this issue back to the KPSC with instructions to enter an order, within 30 days, which includes setting rates to allow KPCo to recover the $14 million of annual PJM transmission costs effective upon KPCo's January 2024 implementation of updated base rates. In March 2025, the KPSC issued a rehearing order that approved rates for the prospective collection of test year PJM transmission costs beginning in February 2025 but denied KPCo’s request to defer and recover the historical PJM transmission costs of approximately $16 million incurred since January 2024. In April 2025, KPCo filed an appeal with the Circuit Court in response to the KPSC’s denial to recover PJM transmission costs incurred from January 2024 through the implementation of new rates.

In January 2024, consistent with the November 2023 uncontested settlement agreement, the KPSC issued a financing order approving KPCo’s request to securitize certain regulatory asset balances as of the time securitization bonds are issued and concluding that costs requested for recovery through securitization were prudently incurred. The KPSC’s financing order includes certain additional requirements related to securitization bond structuring, marketing, placement and issuance that were not reflected in KPCo’s proposal. In accordance with Kentucky statutory requirements and the financing order, the issuance of the securitized bonds is subject to final review by the KPSC after bond pricing. KPCo expects to proceed with the securitized bond issuance process and to complete the securitization process in 2025, subject to market conditions. As of March 31, 2025, regulatory asset balances expected to be recovered through securitization total $495 million and include: (a) $307 million of plant retirement costs, (b) $79 million of deferred storm costs related to 2020, 2021, 2022 and 2023 major storms, (c) $50 million of deferred purchased power expenses, (d) $56 million of under-recovered purchased power rider costs and (e) $3 million of deferred issuance-related expenses, including KPSC advisor expenses. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In February and March 2025, as part of OVEC cost recovery audits pending before the PUCO, intervenors filed positions claiming that costs incurred by OPCo during the 2021-2023 audit period were imprudent and should be disallowed. Management disagrees with these claims and is unable to predict the impact of these disputes. If any costs are disallowed or refunds are ordered, it could reduce future net income and cash flows and impact financial condition.

Ohio Legislation (HB 15)

In April 2025, Ohio House Bill 15 (HB 15) was approved by the Ohio legislature, which if enacted to law, would: (a) alter rate-setting mechanisms by replacing ESPs with triennial base rate cases based on a three-year forecasted test period, effective with the end of OPCo’s previously approved ESP which ends in May 2028, (b) eliminate OPCo’s ability to recover from, or refund to, customers the difference between purchased power expenses from OVEC and the market revenues OPCo receives from that purchased power as of the effective date of the law and (c) repeal the statute that permits electric distribution utilities, including OPCo, to execute contracts to provide customer-sited renewable generation service such as fuel cell technology or other renewable resources prospectively. HB 15 is subject to review by the Governor of Ohio.

As a result of the legislature’s approval of HB 15, in the first quarter of 2025, OPCo recorded a $35 million estimated reduction to its OVEC-related purchased power regulatory asset for deferred net costs that are no longer probable of future recovery. Management is unable to predict the future impact to net income, cash flows and financial condition arising from the future changes in OPCo’s rate setting mechanisms and the elimination of OPCo’s ability to recover from, or refund to, customers the difference between purchased power expenses from OVEC and the market revenues OPCo receives from that purchased power.

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

In January 2025, the OCC issued a final order approving the joint stipulation and settlement agreement without modification. In February 2025, an Oklahoma state representative filed an appeal of the final order in PSO’s base rate case. The appeal does not contest the reasonableness of the rates established under the joint stipulation and settlement agreement approved without modification in the final order, but rather raises issues related to one OCC commissioner’s participation in voting on the order and the sufficiency of an OCC audit. If the appeal is successful and the OCC modifies the final order in a future proceeding, it could reduce future net income and cash flows and impact financial condition.

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

February 2021 Severe Winter Weather Impacts in SPP

In February 2021, severe winter weather had a significant impact in SPP, resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021 to February 20, 2021, SWEPCo’s natural gas expenses and purchases of electricity still to be recovered from customers are shown in the table below:

Jurisdiction	March 31, 2025	December 31, 2024	Approved Recovery Period	Approved Carrying Charge
	(in millions)
Arkansas	$33.1	$37.2	6 years	(a)
Louisiana	63.2	70.6	(b)	(b)
Texas	65.2	72.7	5 years	1.65%
Total	$161.5	$180.5

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

2025 Arkansas Base Rate Case

In March 2025, SWEPCo filed a request with the APSC for a $114 million annual base rate increase based upon a 10.9% ROE with a capital structure of 52.3% debt and 47.7% common equity. The increase includes the Arkansas jurisdictional share of Diversion and Wagon Wheel wind facilities. SWEPCo is also electing to have its rates regulated under a Formula Rate Review mechanism. If any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

PSO and SWEPCo Rate Matters (Applies to AEP, PSO and SWEPCo)

North Central Wind Energy Facilities (NCWF)

The NCWF are subject to various regulatory performance requirements, including a Net Capacity Factor (NCF) guarantee. The NCF guarantee will be measured in MWhs across all facilities on a combined basis for each five year period for the first thirty full years of operation. The first NCF guarantee five year period began in April 2022. Certain wind turbines experienced performance issues that prompted PSO and SWEPCo to file a lawsuit against the manufacturer, which led to an agreement between PSO and SWEPCo and the manufacturer that addressed the performance issues. If regulatory performance requirements, such as the NCF guarantee, are not met, PSO and SWEPCo may recognize a regulatory liability associated with a refund to retail customers. Management is unable to determine a range of potential losses that is reasonably possible of occurring.

FERC Rate Matters

Independence Energy Connection Project (Applies to AEP)

In 2016, PJM approved the Independence Energy Connection Project (IEC) and included it in its Regional Transmission Expansion Plan to alleviate congestion. Transource Energy has an ownership interest in the IEC, which is located in Maryland and Pennsylvania. In June 2020, the Maryland Public Service Commission approved a Certificate of Public Convenience and Necessity to construct the portion of the IEC in Maryland. In May 2021, the Pennsylvania Public Utility Commission (PAPUC) denied the IEC certificate for siting and construction of the portion in Pennsylvania. Transource Energy appealed the PAPUC ruling in Pennsylvania state court and challenged the ruling before the United States District Court for the Middle District of Pennsylvania. In May 2022, the Pennsylvania state court issued an order affirming the PAPUC decision as to state law claims. In December 2023, the United States District Court for the Middle District of Pennsylvania granted summary judgment in favor of Transource Energy, finding that the PAPUC decision violated federal law and the United States Constitution. In January 2024, the PAPUC filed an appeal of the district court’s grant of summary judgment with the United States Court of Appeals for the Third Circuit, which is currently pending and awaiting decision. Additional regulatory proceedings before the PAPUC are expected to resume in 2025 or 2026.

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. At that time, PJM stated that the IEC has not been canceled and remains necessary to alleviate congestion. PJM continues to evaluate reliability and market efficiency in the area. As of March 31, 2025, AEP’s share of IEC capital expenditures was approximately $97 million, located in Total Property, Plant and Equipment - Net on AEP’s balance sheets. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is canceled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

FERC 2021 PJM and SPP Transmission Formula Rate Challenge (Applies to all Registrant Subsidiaries except AEP Texas)

The Registrants transitioned to stand-alone treatment of NOLCs in their PJM and SPP transmission formula rates beginning with the 2022 projected transmission revenue requirements and 2021 true-up to actual transmission revenue requirements, and provided notice of this change in informational filings made with the FERC. The annual revenue requirement increase as a result of the transition to stand-alone treatment of NOLCs for transmission formula rates is shown in the table below:

2021	2022	2023	2024	2025	Total
(in millions)
$78.3	$68.5	$60.7	$52.5	$48.7	$308.7

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

As a result of the January 2024 FERC orders, the Registrants’ balance sheets have reflected a liability for the probable refund of all NOLC revenues included in transmission formula rates for years 2021 through 2025, with interest. The Registrants have not yet been directed to make cash refunds related to 2022 through 2025 rate years. The probable refunds to affiliated and nonaffiliated customers are reflected as Deferred Credits and Other Noncurrent Liabilities on the balance sheets, with the exception of remaining amounts expected to be refunded within one year which are reflected in Other Current Liabilities. Refunds probable to be received by affiliated companies, resulting in a reduction to affiliated transmission expense, were deferred as an increase to Regulatory Liabilities or a reduction to Regulatory Assets on the balance sheets where management expects that refunds would be returned to retail customers through authorized retail jurisdiction rider mechanisms.

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

Transmission Agreement Cost Allocation Complaint (Applies to AEP, APCo, I&M and OPCo)

In March 2025, the KPSC and the Attorney General of Kentucky filed a complaint at the FERC against AEPSC and the AEP East Companies challenging the manner in which costs are allocated for local transmission projects pursuant to the TA. The complaint contends that certain costs allocated to KPCo are unjust, unreasonable and provide no benefit to KPCo customers. The relief requested in the complaint includes requiring a revision to the TA so that the costs for local transmission projects remain exclusively with the retail distribution service territory where the project is located unless a specific project is granted approval to establish a different cost allocation by the state commissions. Various parties have filed comments and motions to intervene. In May 2025, AEP filed a motion to dismiss and respond to the complaint. If the FERC orders a change in the way costs are allocated pursuant to the TA it could impact future net income, cash flows and financial condition.

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

For current proceedings not specifically discussed below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial statements. The Commitments, Guarantees and Contingencies note within the 2024 Annual Report should be read in conjunction with this report.

GUARANTEES

Liabilities for guarantees are recorded in accordance with the accounting guidance for “Guarantees.”  There is no collateral held in relation to any guarantees.  In the event any guarantee is drawn, there is no recourse to third-parties unless specified below.

Letters of Credit (Applies to AEP and SWEPCo)

Standby letters of credit are entered into with third-parties.  These letters of credit are issued in the ordinary course of business and cover items such as natural gas and electricity risk management contracts, construction contracts, insurance programs, security deposits and debt service reserves.

AEP has $5 billion and $1 billion revolving credit facilities due in March 2029 and March 2027, respectively. AEP may issue up to $1.2 billion as letters of credit under these revolving credit facilities on behalf of subsidiaries. As of March 31, 2025, no letters of credit were issued under either revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $450 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of March 31, 2025 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$252.1	April 2025 to March 2026
SWEPCo	11.2	March 2026
In April 2025, AEP issued an additional $52 million of letters of credit under existing uncommitted facilities with maturity dates ranging from October 2025 to April 2026.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of March 31, 2025, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase-and-sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase-and-sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of March 31, 2025, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$38.4
AEP Texas	8.4
APCo	4.9
I&M	3.8
OPCo	6.5
PSO	3.6
SWEPCo	4.4

ENVIRONMENTAL CONTINGENCIES (Applies to all Registrants except AEPTCo)

Federal EPA’s Revised CCR Rule

In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). The Federal EPA is requiring that owners and operators of legacy surface impoundments comply with all of the existing CCR Rule requirements applicable to inactive CCR surface impoundments at active facilities, except for the location restrictions and liner design criteria. The rule establishes compliance deadlines for legacy surface impoundments to meet regulatory requirements, including a requirement to initiate closure within five years after the effective date of the final rule. The rule requires evaluations to be completed at both active facilities and inactive facilities with one or more legacy surface impoundments. Closure may be accomplished by applying an impermeable cover system over the CCR material (“closure in place”) or the CCR material may be excavated and placed in a compliant landfill (“closure by removal”). Groundwater monitoring and other analysis over the next three years will provide additional information on the planned closure method. In the second quarter of 2024, AEP evaluated the applicability of the rule to current and former plant sites and recorded a $674 million increase in ARO, based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the revised CCR Rule.

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

AEP will seek cost recovery through regulated rates, including proposal of new regulatory mechanisms for cost recovery where existing mechanisms are not applicable. The rule could have an additional, material adverse impact on net income, cash flows and financial condition if AEP cannot ultimately recover these additional costs of compliance. Several parties, including AEP and one of its trade associations, have filed petitions for review of the rule with the U.S. Court of Appeals for the D.C. Circuit. One of the parties also filed a motion to stay the rule pending the outcome of the litigation. In November 2024, the court denied the stay motion. The litigation is being held in abeyance until June 13, 2025, to allow the new administration time to evaluate its position on the 2024 rule. Management cannot predict the outcome of the litigation or any further actions by the Federal EPA related to the rule.

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

In July 2024, the Registrants renewed insurance programs including coverage for wildfire liability. Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including, but not limited to, liabilities relating to a cybersecurity incident, extreme weather or wildfire related liabilities or damage to the Cook Plant and costs of replacement power in the event of an incident at the Cook Plant.  Future losses or liabilities, if they occur, which are not completely insured, unless recovered through the ratemaking process, could reduce future net income and cash flows and impact financial condition.

Claims for Indemnification Made by Owners of the Gavin Power Station (Applies to AEP)

In November 2022, the Federal EPA issued a final decision denying Gavin Power LLC’s requested extension to allow a CCR surface impoundment at the Gavin Power Station to continue to receive CCR and non-CCR waste streams after April 11, 2021 until May 4, 2023 (the Gavin Denial). As part of the Gavin Denial, the Federal EPA made several assertions related to the CCR Rule (see “Environmental Issues - CCR Rule” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information), including an assertion that the closure of the 300 acre unlined fly ash reservoir (FAR) is noncompliant with the CCR Rule in multiple respects. The Gavin Power Station was formerly owned and operated by AEP and was sold to Gavin Power LLC and Lightstone Generation LLC in 2017. Pursuant to the PSA, AEP maintained responsibility to complete closure of the FAR in accordance with the closure plan approved by the Ohio EPA which was completed in July 2021. The PSA contains indemnification provisions, pursuant to which the owners of the Gavin Power Station have notified AEP they believe they are entitled to indemnification for any damages that may result from these claims, including any future enforcement or litigation resulting from any determinations of noncompliance by the Federal EPA with various aspects of the CCR Rule consistent with the Gavin Denial. The owners of the Gavin Power Station have also sought indemnification for landowner claims for property damage allegedly caused by modifications to the FAR. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the PSA. In January 2024, Gavin Power LLC also filed a complaint with the United States District Court for the Southern District of Ohio, alleging various violations of the Administrative Procedure Act and asserting that the Federal EPA, through its prior inaction, has waived and is estopped from raising certain objections raised in the Gavin Denial. Management is unable to determine a range of potential losses, if any, that is reasonably possible of occurring.

6. DISPOSITIONS

The disclosures in this note apply to AEP unless indicated otherwise.

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

Components of Net Periodic Benefit Cost (Credit)

Pension Plans

Three Months Ended March 31, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$24.0	$2.2	$2.4	$3.2	$2.3	$1.4	$1.9
Interest Cost	52.8	4.5	6.2	6.2	4.9	2.7	3.2
Expected Return on Plan Assets	(70.3)	(5.6)	(9.4)	(9.7)	(7.3)	(3.9)	(3.7)
Amortization of Net Actuarial Loss	4.1	0.3	0.4	0.4	0.3	0.2	0.2
Net Periodic Benefit Cost (Credit)	$10.6	$1.4	$(0.4)	$0.1	$0.2	$0.4	$1.6

Three Months Ended March 31, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$25.6	$2.2	$2.4	$3.3	$2.4	$1.5	$1.9
Interest Cost	51.9	4.3	6.2	6.0	4.7	2.5	3.1
Expected Return on Plan Assets	(80.2)	(6.4)	(10.7)	(10.8)	(8.2)	(4.3)	(4.4)
Amortization of Net Actuarial Loss	1.1	0.1	0.1	0.1	0.1	—	0.1
Net Periodic Benefit Cost (Credit)	$(1.6)	$0.2	$(2.0)	$(1.4)	$(1.0)	$(0.3)	$0.7

OPEB

Three Months Ended March 31, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$0.8	$0.1	$0.1	$0.1	$0.1	$—	$0.1
Interest Cost	8.6	0.6	1.4	1.0	0.8	0.4	0.5
Expected Return on Plan Assets	(28.2)	(2.3)	(4.1)	(3.4)	(2.9)	(1.5)	(1.9)
Amortization of Prior Service Credit	(0.6)	—	(0.1)	(0.1)	(0.1)	—	—
Amortization of Net Actuarial Gain	(0.3)	—	(0.1)	—	—	—	—
Net Periodic Benefit Credit	$(19.7)	$(1.6)	$(2.8)	$(2.4)	$(2.1)	$(1.1)	$(1.3)

Three Months Ended March 31, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$1.1	$0.1	$0.1	$0.1	$0.1	$0.1	$0.1
Interest Cost	10.5	0.8	1.7	1.2	1.1	0.5	0.7
Expected Return on Plan Assets	(27.8)	(2.3)	(4.0)	(3.4)	(3.0)	(1.4)	(1.9)
Amortization of Prior Service Credit	(3.2)	(0.3)	(0.5)	(0.4)	(0.3)	(0.2)	(0.3)
Amortization of Net Actuarial Loss	0.8	0.1	0.1	0.1	0.1	—	0.1
Net Periodic Benefit Credit	$(18.6)	$(1.6)	$(2.6)	$(2.4)	$(2.0)	$(1.0)	$(1.3)

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

The tables below represent AEP’s reportable segment income statement information for the three months ended March 31, 2025 and 2024 and reportable segment balance sheet information as of March 31, 2025 and December 31, 2024. The significant expenses disclosed below align with the segment-level information that is regularly provided to the CODM.

	Three Months Ended March 31, 2025
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$3,085.5	$1,515.5	$115.9	$730.6	$5,447.5	$15.9	$—		$5,463.4
Other Operating Segments	52.3	11.0	426.2	16.3	505.8	28.7	(534.5)	(b)	—
Total Revenues	3,137.8	1,526.5	542.1	746.9	5,953.3	44.6	(534.5)		5,463.4

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,075.4	262.8	—	582.5	1,920.7	—	(67.8)		1,852.9
Other Operation and Maintenance	883.4	577.1	37.4	30.4	1,528.3	15.8	(473.2)		1,070.9
Depreciation and Amortization	515.2	202.9	116.2	4.1	838.4	(5.1)	0.1		833.4
Taxes Other Than Income Taxes	133.6	205.2	75.6	0.7	415.1	0.5	6.4		422.0
Allowance for Equity Funds Used During Construction	16.4	18.5	22.4	—	57.3	—	—		57.3
Interest Expense	200.7	111.6	56.9	1.9	371.1	147.0	(23.2)		494.9
Income Tax Expense (Benefit)	44.8	33.8	66.9	36.3	181.8	(56.3)	—		125.5
Equity Earnings of Unconsolidated Subsidiaries	0.3	1.3	23.2	—	24.8	13.4	—		38.2
Other Segment Items (c)	(22.7)	(11.7)	0.1	(11.4)	(45.7)	(18.4)	23.2		(40.9)
Earnings (Loss) Attributable to AEP Common Shareholders	$324.1	$164.6	$234.6	$102.4	$825.7	$(25.5)	$—		$800.2

Gross Property Additions	$920.6	$704.0	$430.3	$3.9	$2,058.8	$30.0	$11.4		$2,100.2

	Three Months Ended March 31, 2024
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$2,901.2	$1,483.2	$110.5	$515.9	$5,010.8	$14.9	$—		$5,025.7
Other Operating Segments	46.7	7.0	386.8	47.6	488.1	37.9	(526.0)	(b)	—
Total Revenues	2,947.9	1,490.2	497.3	563.5	5,498.9	52.8	(526.0)		5,025.7

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	999.1	305.3	—	372.6	1,677.0	—	(101.2)		1,575.8
Other Operation and Maintenance	885.3	519.2	37.1	31.5	1,473.1	36.1	(429.4)		1,079.8
Depreciation and Amortization	453.6	222.5	108.1	8.2	792.4	(5.3)	—		787.1
Taxes Other Than Income Taxes	139.7	190.8	75.0	0.2	405.7	0.1	4.6		410.4
Allowance for Equity Funds Used During Construction	11.7	14.1	17.8	—	43.6	—	—		43.6
Interest Expense	157.2	96.2	56.9	6.0	316.3	155.8	(36.5)		435.6
Income Tax Expense (Benefit)	(206.2)	31.5	54.3	25.1	(95.3)	(46.6)	—		(141.9)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	0.4	(0.1)	22.7	0.9	23.9	0.6	—		24.5
Other Segment Items (c)	(29.5)	(11.6)	(2.3)	(16.8)	(60.2)	(32.4)	36.5		(56.1)
Earnings (Loss) Attributable to AEP Common Shareholders	$560.8	$150.3	$208.7	$137.6	$1,057.4	$(54.3)	$—		$1,003.1

Gross Property Additions	$801.8	$572.3	$9.9	$369.6	$1,753.6	$3.1	$5.0		$1,761.7

	March 31, 2025
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets	$55,210.5	$27,073.7	$18,391.2	$1,803.4	$102,478.8	$5,720.6	(d)	$(3,804.8)	(e)	$104,394.6

Investments in Equity Method Investees	$9.0	$3.4	$1,018.5	$—	$1,030.9	$66.3		$—		$1,097.3

	December 31, 2024
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets	$54,996.5	$26,864.3	$18,011.9	$1,633.9	$101,506.6	$5,550.8	(d)	$(3,979.4)	(e)	$103,078.0

Investments in Equity Method Investees	$9.1	$2.0	$996.1	$—	$1,007.2	$48.7		$—		$1,055.9

(a)Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries. This segment also includes Parent’s guarantee revenue received from affiliates, investment income, interest income and interest expense, income tax expense and other nonallocated costs.
(b)Represents intersegment revenues.
(c)Other segment items included in segment earnings (loss) attributable to AEP common shareholders primarily includes Interest and Dividend Income, Non-Service Cost Components of Net Period Benefit Cost and Net Income (Loss) Attributable to Noncontrolling Interests.
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

AEPTCo’s Reportable Segments

AEPTCo Parent is the holding company of seven FERC-regulated transmission-only electric utilities. The seven State Transcos have been identified as operating segments of AEPTCo under the accounting guidance for “Segment Reporting.” The State Transcos business consists of developing, constructing and operating transmission facilities at the request of the RTOs in which they operate and in replacing and upgrading facilities, assets and components of the existing AEP transmission system as needed to maintain reliability standards and provide service to AEP’s wholesale and retail customers. The State Transcos are regulated for ratemaking purposes exclusively by the FERC and earn revenues through tariff rates charged for the use of their electric transmission systems.

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

The tables below present AEPTCo’s reportable segment income statement information for the three months ended March 31, 2025 and 2024 and reportable segment balance sheet information as of March 31, 2025 and December 31, 2024. The significant expenses disclosed below align with the segment-level information that is regularly provided to the CODM.

	Three Months Ended March 31, 2025
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$104.3	$—		$—		$104.3
Sales to AEP Affiliates	422.8	—		—		422.8
Total Revenues	527.1	—		—		527.1

Other Operation and Maintenance	34.2	0.2		—		34.4
Depreciation and Amortization	114.1	—		—		114.1
Taxes Other Than Income Taxes	74.1	—		—		74.1
Interest Income	0.1	89.3		(89.0)	(a)	0.4
Allowance for Equity Funds Used During Construction	22.4	—		—		22.4
Interest Expense	84.0	60.0		(89.0)	(a)	55.0
Income Tax Expense	60.8	—		—		60.8
Net Income	$182.4	$29.1	(b)	$—		$211.5

Gross Property Additions	$421.8	$—		$—		$421.8

	Three Months Ended March 31, 2024
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$97.0	$—		$—		$97.0
Sales to AEP Affiliates	383.4	—		—		383.4
Other Revenues	2.4	—		—		2.4
Total Revenues	482.8	—		—		482.8

Other Operation and Maintenance	33.7	1.5		—		35.2
Depreciation and Amortization	105.9	—		—		105.9
Taxes Other Than Income Taxes	73.4	—		—		73.4
Interest Income	1.0	57.1		(56.2)	(a)	1.9
Allowance for Equity Funds Used During Construction	17.9	—		—		17.9
Interest Expense	54.7	56.3		(56.2)	(a)	54.8
Income Tax Expense	52.3	(0.2)		—		52.1
Net Income	$181.7	$(0.5)	(b)	$—		$181.2

Gross Property Additions	$336.5	$—		$—		$336.5

	March 31, 2025
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets	$16,708.8	$8,678.6	(c)	$(8,684.6)	(d)	$16,702.8

	December 31, 2024
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets	$16,887.7	$8,670.4	(c)	$(9,187.8)	(d)	$16,370.3

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

The Registrants utilize power, capacity, coal, natural gas, interest rate and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business. The Registrants utilize interest rate derivative contracts in order to manage the interest rate exposure associated with the commodity portfolio. For disclosure purposes, such risks are grouped as “Commodity,” as these risks are related to energy risk management activities. The Registrants also utilize derivative contracts to manage interest rate risk associated with debt financing. For disclosure purposes, these risks are grouped as “Interest Rate.” The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the AEP Board.

The following table represents the gross notional volume of the Registrants’ outstanding derivative contracts:

	Notional Volume of Derivative Instruments

	March 31, 2025							December 31, 2024
Primary Risk Exposure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Commodity:
Power (MWhs)	250.6	—	10.4	4.6	1.9	2.2	2.1	282.4	—	23.6	7.7	2.0	5.0	4.6
Natural Gas (MMBtus)	174.7	—	39.9	—	—	53.1	16.7	152.8	—	42.2	—	—	46.2	15.4
Heating Oil and Gasoline (Gallons)	5.7	1.5	0.6	1.4	0.8	0.5	0.6	7.9	2.0	0.9	2.0	1.1	0.7	0.9
Interest Rate (USD)	$49.3	$—	$—	$—	$—	$—	$—	$59.3	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt (USD)	$950.0	$—	$—	$—	$—	$—	$—	$950.0	$—	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles. AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $119 million and $87 million as of March 31, 2025 and December 31, 2024, respectively. There was no cash collateral received from third-parties netted against short-term and long-term risk management assets for the Registrant Subsidiaries as of March 31, 2025 and December 31, 2024. AEP netted cash collateral paid to third-parties against short-term and long-term risk management liabilities in the amounts of $21 million and $3 million as of March 31, 2025 and December 31, 2024, respectively. I&M netted cash collateral paid to third-parties against short-term and long-term risk management liabilities in the amounts of $18 million and $600 thousand as of March 31, 2025 and December 31, 2024, respectively. The amount of cash collateral paid to third-parties netted against short-term and long-term risk management liabilities was not material for the other Registrant Subsidiaries as of March 31, 2025 and December 31, 2024.

Location and Fair Value of Derivative Assets and Liabilities Recognized on the Balance Sheet

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

	March 31, 2025
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$649.0	$—	$30.9	$12.2	$—	$34.6	$18.3
Hedging Contracts - Commodity	93.7	—	—	—	—	—	—
Total Current Risk Management Assets	742.7	—	30.9	12.2	—	34.6	18.3

Long-term Risk Management Assets
Risk Management Contracts - Commodity	490.8	—	4.0	—	—	1.8	0.5
Hedging Contracts - Commodity	84.0	—	—	—	—	—	—
Total Long-term Risk Management Assets	574.8	—	4.0	—	—	1.8	0.5

Total Assets	$1,317.5	$—	$34.9	$12.2	$—	$36.4	$18.8

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$493.6	$0.2	$5.6	$29.5	$5.2	$1.2	$0.5
Hedging Contracts - Commodity	9.6	—	—	—	—	—	—
Hedging Contracts - Interest Rate	37.2	—	—	—	—	—	—
Total Current Risk Management Liabilities	540.4	0.2	5.6	29.5	5.2	1.2	0.5

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	410.8	—	0.8	—	46.1	2.1	0.9
Hedging Contracts - Commodity	11.4	—	—	—	—	—	—
Hedging Contracts - Interest Rate	31.2	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	453.4	—	0.8	—	46.1	2.1	0.9

Total Liabilities	$993.8	$0.2	$6.4	$29.5	$51.3	$3.3	$1.4

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$323.7	$(0.2)	$28.5	$(17.3)	$(51.3)	$33.1	$17.4

	December 31, 2024
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$425.0	$—	$40.2	$28.5	$—	$22.3	$19.1
Hedging Contracts - Commodity	54.1	—	—	—	—	—	—
Total Current Risk Management Assets	479.1	—	40.2	28.5	—	22.3	19.1

Long-term Risk Management Assets
Risk Management Contracts - Commodity	475.4	—	2.0	1.2	—	1.6	—
Hedging Contracts - Commodity	84.6	—	—	—	—	—	—
Total Long-term Risk Management Assets	560.0	—	2.0	1.2	—	1.6	—

Total Assets	$1,039.1	$—	$42.2	$29.7	$—	$23.9	$19.1

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$304.1	$0.3	$6.6	$10.5	$7.5	$7.6	$3.4
Hedging Contracts - Commodity	11.3	—	—	—	—	—	—
Hedging Contracts - Interest Rate	36.3	—	—	—	—	—	—
Total Current Risk Management Liabilities	351.7	0.3	6.6	10.5	7.5	7.6	3.4

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	390.7	—	0.8	2.1	40.2	0.2	—
Hedging Contracts - Commodity	2.7	—	—	—	—	—	—
Hedging Contracts - Interest Rate	35.3	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	428.7	—	0.8	2.1	40.2	0.2	—

Total Liabilities	$780.4	$0.3	$7.4	$12.6	$47.7	$7.8	$3.4

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$258.7	$(0.3)	$34.8	$17.1	$(47.7)	$16.1	$15.7

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

	March 31, 2025
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$742.7	$—	$30.9	$12.2	$—	$34.6	$18.3
Gross Amounts Offset	(433.3)	—	(2.6)	(8.3)	—	(0.8)	(0.4)
Net Amounts Presented	309.4	—	28.3	3.9	—	33.8	17.9

Long-term Risk Management Assets
Gross Amounts Recognized	574.8	—	4.0	—	—	1.8	0.5
Gross Amounts Offset	(328.3)	—	(0.8)	—	—	(1.4)	(0.5)
Net Amounts Presented	246.5	—	3.2	—	—	0.4	—

Total Assets	$555.9	$—	$31.5	$3.9	$—	$34.2	$17.9

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$540.4	$0.2	$5.6	$29.5	$5.2	$1.2	$0.5
Gross Amounts Offset	(407.8)	(0.2)	(2.7)	(26.3)	(0.1)	(0.8)	(0.5)
Net Amounts Presented	132.6	—	2.9	3.2	5.1	0.4	—

Long-term Risk Management Liabilities
Gross Amounts Recognized	453.4	—	0.8	—	46.1	2.1	0.9
Gross Amounts Offset	(255.1)	—	(0.8)	—	—	(1.4)	(0.5)
Net Amounts Presented	198.3	—	—	—	46.1	0.7	0.4

Total Liabilities	$330.9	$—	$2.9	$3.2	$51.2	$1.1	$0.4

Total MTM Derivative Contract Net Assets (Liabilities)	$225.0	$—	$28.6	$0.7	$(51.2)	$33.1	$17.5

	December 31, 2024
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$479.1	$—	$40.2	$28.5	$—	$22.3	$19.1
Gross Amounts Offset	(268.7)	—	(4.5)	(10.1)	—	(1.7)	(1.0)
Net Amounts Presented	210.4	—	35.7	18.4	—	20.6	18.1

Long-term Risk Management Assets
Gross Amounts Recognized	560.0	—	2.0	1.2	—	1.6	—
Gross Amounts Offset	(270.9)	—	(0.6)	(1.2)	—	(0.2)	—
Net Amounts Presented	289.1	—	1.4	—	—	1.4	—

Total Assets	$499.5	$—	$37.1	$18.4	$—	$22.0	$18.1

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$351.7	$0.3	$6.6	$10.5	$7.5	$7.6	$3.4
Gross Amounts Offset	(251.7)	(0.3)	(4.6)	(10.2)	(0.2)	(1.8)	(1.1)
Net Amounts Presented	100.0	—	2.0	0.3	7.3	5.8	2.3

Long-term Risk Management Liabilities
Gross Amounts Recognized	428.7	—	0.8	2.1	40.2	0.2	—
Gross Amounts Offset	(204.3)	—	(0.6)	(1.7)	—	(0.2)	—
Net Amounts Presented	224.4	—	0.2	0.4	40.2	—	—

Total Liabilities	$324.4	$—	$2.2	$0.7	$47.5	$5.8	$2.3

Total MTM Derivative Contract Net Assets (Liabilities)	$175.1	$—	$34.9	$17.7	$(47.5)	$16.2	$15.8

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on Risk Management Contracts

	Three Months Ended March 31, 2025
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(32.6)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(143.2)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	(32.7)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	3.0	—	2.9	0.1	—	—	—
Other Operation	(0.1)	—	—	—	—	—	—
Maintenance	(0.1)	—	—	—	—	—	—
Regulatory Assets (a)	52.8	0.1	0.1	—	47.5	3.8	1.1
Regulatory Liabilities (a)	80.3	—	39.3	4.3	3.2	11.7	13.9
Total Gain (Loss) on Risk Management Contracts	$(39.9)	$0.1	$42.4	$(28.3)	$50.7	$15.5	$15.0

	Three Months Ended March 31, 2024
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(25.7)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(44.7)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	(25.8)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1.0	—	0.9	—	—	—	—
Maintenance	0.1	—	—	—	—	—	—
Regulatory Assets (a)	13.5	0.2	(0.1)	(1.6)	8.6	(1.2)	4.9
Regulatory Liabilities (a)	52.7	0.2	13.1	2.2	—	18.3	15.0
Total Gain (Loss) on Risk Management Contracts	$(3.1)	$0.4	$14.0	$(25.2)	$8.6	$17.1	$19.9

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)
Long-term Debt (a) (b)	$(900.2)	$(898.6)	$48.1	$49.3

(a)Amounts included within Noncurrent Liabilities line item Long-term Debt and Current Liabilities line item Long-term Debt Due Within One Year on the balance sheet.
(b)Amounts include $(20) million and $(22) million as of March 31, 2025 and December 31, 2024, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$3.1	$(16.4)
Fair Value Portion of Long-term Debt (a)	(3.1)	16.4

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity, Fuel and Other Consumables Used for Electric Generation on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three months ended March 31, 2025 and 2024, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three months ended March 31, 2025, the Registrants did not apply cash flow hedging to outstanding interest rate derivatives. During the three months ended March 31, 2024, AEP and AEP Texas applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

	Impact of Cash Flow Hedges on the Registrants’ Balance Sheets

	March 31, 2025				December 31, 2024
			Portion Expected to				Portion Expected to
	AOCI		be Reclassed to		AOCI		be Reclassed to
	Gain (Loss)		Net Income During		Gain (Loss)		Net Income During
	Net of Tax		the Next Twelve Months		Net of Tax		the Next Twelve Months
	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AEP	$123.7	$1.2	$66.5	$1.8	$98.5	$3.3	$33.9	$2.8
AEP Texas	—	6.1	—	0.7	—	6.3	—	0.7
APCo	—	4.9	—	0.8	—	5.1	—	0.8
I&M	—	(5.0)	—	(0.4)	—	(5.1)	—	(0.4)
PSO	—	2.4	—	0.2	—	3.6	—	0.2
SWEPCo	—	0.9	—	0.3	—	1.0	—	0.3

As of March 31, 2025, the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is approximately 10 years.

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

Credit-Risk-Related Contingent Features

Credit Downgrade Triggers (Applies to AEP)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  The total exposure of AEP’s derivative contracts with collateral triggering events in a net liability position was immaterial as of March 31, 2025 and December 31, 2024. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of March 31, 2025 and December 31, 2024.

Cross-Acceleration Triggers (Applies to AEP)

Certain interest rate derivative contracts contain cross-acceleration provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-acceleration provisions could be triggered if there was a non-performance event by the Registrants under any of their outstanding debt of at least $50 million and the lender on that debt has accelerated the entire repayment obligation. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-acceleration provisions in contracts. AEP had derivative contracts with cross-acceleration provisions in a net liability position of $68 million and $72 million and no cash collateral posted as of March 31, 2025 and December 31, 2024, respectively. If a cross-acceleration provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries had no derivative contracts with cross-acceleration provisions in a net liability position as of March 31, 2025 and December 31, 2024.

Cross-Default Triggers (Applies to AEP, APCo, PSO and SWEPCo)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third-party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. AEP had derivative contracts with cross-default provisions in a net liability position of $163 million and $164 million and no cash collateral posted as of March 31, 2025 and December 31, 2024, respectively, after considering contractual netting arrangements. If a cross-default provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries’ derivative contracts with cross-default provisions in a net liability position were not material as of March 31, 2025. APCo, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $1 million, $4 million and $2 million, respectively, and no cash collateral posted as of December 31, 2024. The other Registrant Subsidiaries had no derivative contracts with cross-default provisions in a net liability position as of December 31, 2024.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	March 31, 2025		December 31, 2024
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP	$42,989.8	$39,687.2	$42,642.8	$38,964.7
AEP Texas	6,830.7	6,256.7	6,441.6	5,831.4
AEPTCo	5,719.0	4,850.2	5,768.1	4,853.1
APCo	5,647.5	5,362.5	5,660.3	5,346.0
I&M	3,471.6	3,154.9	3,494.3	3,153.8
OPCo	3,716.4	3,227.8	3,715.7	3,203.4
PSO	2,731.2	2,486.9	2,855.6	2,562.1
SWEPCo	3,981.4	3,569.8	3,980.8	3,431.5

Fair Value Measurements of Other Temporary Investments and Restricted Cash (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments and Restricted Cash:

	March 31, 2025
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$35.2	$—	$—	$35.2
Other Cash Deposits	13.9	—	—	13.9
Fixed Income Securities – Mutual Funds (b)	164.2	—	(3.9)	160.3
Equity Securities – Mutual Funds	11.0	21.6	—	32.6
Total Other Temporary Investments and Restricted Cash	$224.3	$21.6	$(3.9)	$242.0

	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$43.1	$—	$—	$43.1
Other Cash Deposits	13.9	—	—	13.9
Fixed Income Securities – Mutual Funds (b)	167.2	—	(5.3)	161.9
Equity Securities – Mutual Funds	12.7	26.9	—	39.6
Total Other Temporary Investments and Restricted Cash	$236.9	$26.9	$(5.3)	$258.5

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Proceeds from Investment Sales	$10.0	$3.0
Purchases of Investments	1.5	1.5
Gross Realized Gains on Investment Sales	4.0	0.3
Gross Realized Losses on Investment Sales	0.2	0.2

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

The following is a summary of nuclear trust fund investments:

	March 31, 2025				December 31, 2024
		Gross	Gross	Other-Than-		Gross	Gross	Other-Than-
	Fair	Unrealized	Unrealized	Temporary	Fair	Unrealized	Unrealized	Temporary
	Value	Gains	Losses	Impairments	Value	Gains	Losses	Impairments
	(in millions)
Cash and Cash Equivalents	$24.6	$—	$—	$—	$23.3	$—	$—	$—
Fixed Income Securities:
United States Government	1,327.6	19.2	(1.2)	(19.0)	1,322.8	8.2	(5.3)	(20.2)
Corporate Debt	240.5	1.6	(8.6)	(6.1)	211.3	0.7	(9.8)	(5.8)
State and Local Government	—	—	—	—	—	—	—	—
Subtotal Fixed Income Securities	1,568.1	20.8	(9.8)	(25.1)	1,534.1	8.9	(15.1)	(26.0)
Equity Securities - Domestic	2,716.6	2,162.8	(3.1)	—	2,837.7	2,288.9	(0.4)	—
Spent Nuclear Fuel and Decommissioning Trusts	$4,309.3	$2,183.6	$(12.9)	$(25.1)	$4,395.1	$2,297.8	$(15.5)	$(26.0)

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Proceeds from Investment Sales	$576.5	$569.5
Purchases of Investments	601.2	588.5
Gross Realized Gains on Investment Sales	1.9	5.4
Gross Realized Losses on Investment Sales	0.7	1.2

The base cost of fixed income securities was $1.6 billion and $1.5 billion as of March 31, 2025 and December 31, 2024, respectively.  The base cost of equity securities was $557 million and $549 million as of March 31, 2025 and December 31, 2024, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of March 31, 2025 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$344.0
After 1 year through 5 years	601.9
After 5 years through 10 years	268.9
After 10 years	353.3
Total	$1,568.1

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$35.2	$—	$—	$—	$35.2
Other Cash Deposits (a)	—	—	—	13.9	13.9
Fixed Income Securities – Mutual Funds	160.3	—	—	—	160.3
Equity Securities – Mutual Funds (b)	32.6	—	—	—	32.6
Total Other Temporary Investments and Restricted Cash	228.1	—	—	13.9	242.0

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	11.9	839.7	236.2	(695.2)	392.6
Cash Flow Hedges:
Commodity Hedges (c)	—	157.3	16.9	(10.9)	163.3
Total Risk Management Assets	11.9	997.0	253.1	(706.1)	555.9

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	13.9	—	—	10.7	24.6
Fixed Income Securities:
United States Government	—	1,327.6	—	—	1,327.6
Corporate Debt	—	240.5	—	—	240.5
State and Local Government	—	—	—	—	—
Subtotal Fixed Income Securities	—	1,568.1	—	—	1,568.1
Equity Securities – Domestic (b)	2,716.6	—	—	—	2,716.6
Total Spent Nuclear Fuel and Decommissioning Trusts	2,730.5	1,568.1	—	10.7	4,309.3

Total Assets	$2,970.5	$2,565.1	$253.1	$(681.5)	$5,107.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$9.0	$714.7	$128.7	$(596.5)	$255.9
Cash Flow Hedges:
Commodity Hedges (c)	—	15.9	1.6	(10.9)	6.6
Fair Value Hedges	—	68.4	—	—	68.4
Total Risk Management Liabilities	$9.0	$799.0	$130.3	$(607.4)	$330.9

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$43.1	$—	$—	$—	$43.1
Other Cash Deposits (a)	—	—	—	13.9	13.9
Fixed Income Securities – Mutual Funds	161.9	—	—	—	161.9
Equity Securities – Mutual Funds (b)	39.6	—	—	—	39.6
Total Other Temporary Investments and Restricted Cash	244.6	—	—	13.9	258.5

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	2.9	597.3	291.6	(517.2)	374.6
Cash Flow Hedges:
Commodity Hedges (c)	—	115.6	21.9	(12.6)	124.9
Total Risk Management Assets	2.9	712.9	313.5	(529.8)	499.5

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.6	—	—	13.7	23.3
Fixed Income Securities:
United States Government	—	1,322.8	—	—	1,322.8
Corporate Debt	—	211.3	—	—	211.3
State and Local Government	—	—	—	—	—
Subtotal Fixed Income Securities	—	1,534.1	—	—	1,534.1
Equity Securities – Domestic (b)	2,837.7	—	—	—	2,837.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,847.3	1,534.1	—	13.7	4,395.1

Total Assets	$3,094.8	$2,247.0	$313.5	$(502.2)	$5,153.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$4.4	$534.1	$147.7	$(433.6)	$252.6
Cash Flow Hedges:
Commodity Hedges (c)	—	12.6	0.2	(12.6)	0.2
Fair Value Hedges	—	71.6	—	—	71.6
Total Risk Management Liabilities	$4.4	$618.3	$147.9	$(446.2)	$324.4

AEP Texas
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$13.4	$—	$—	$—	$13.4

Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.2	$—	$(0.2)	$—

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$23.5	$—	$—	$—	$23.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.3	$—	$(0.3)	$—

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$10.6	$—	$—	$—	$10.6

Risk Management Assets
Risk Management Commodity Contracts (c)	—	23.1	11.5	(3.1)	31.5

Total Assets	$10.6	$23.1	$11.5	$(3.1)	$42.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$2.6	$3.5	$(3.2)	$2.9

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$16.2	$—	$—	$—	$16.2

Risk Management Assets
Risk Management Commodity Contracts (c)	—	6.5	35.2	(4.6)	37.1

Total Assets	$16.2	$6.5	$35.2	$(4.6)	$53.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$6.9	$—	$(4.7)	$2.2

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$5.2	$4.1	$(5.4)	$3.9

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	13.9	—	—	10.7	24.6
Fixed Income Securities:
United States Government	—	1,327.6	—	—	1,327.6
Corporate Debt	—	240.5	—	—	240.5
State and Local Government	—	—	—	—	—
Subtotal Fixed Income Securities	—	1,568.1	—	—	1,568.1
Equity Securities - Domestic (b)	2,716.6	—	—	—	2,716.6
Total Spent Nuclear Fuel and Decommissioning Trusts	2,730.5	1,568.1	—	10.7	4,309.3

Total Assets	$2,730.5	$1,573.3	$4.1	$5.3	$4,313.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$26.4	$0.2	$(23.4)	$3.2

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$19.9	$6.9	$(8.4)	$18.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.6	—	—	13.7	23.3
Fixed Income Securities:
United States Government	—	1,322.8	—	—	1,322.8
Corporate Debt	—	211.3	—	—	211.3
Subtotal Fixed Income Securities	—	1,534.1	—	—	1,534.1
Equity Securities - Domestic (b)	2,837.7	—	—	—	2,837.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,847.3	1,534.1	—	13.7	4,395.1

Total Assets	$2,847.3	$1,554.0	$6.9	$5.3	$4,413.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$9.2	$0.5	$(9.0)	$0.7

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$—	$51.2	$—	$51.2

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.2	$47.5	$(0.2)	$47.5

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$20.7	$15.6	$(2.1)	$34.2

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$3.0	$0.2	$(2.1)	$1.1

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$3.1	$20.8	$(1.9)	$22.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$7.0	$0.8	$(2.0)	$5.8

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$11.2	$—	$—	$—	$11.2

Risk Management Assets
Risk Management Commodity Contracts (c)	—	5.4	13.4	(0.9)	17.9

Total Assets	$11.2	$5.4	$13.4	$(0.9)	$29.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$1.1	$0.3	$(1.0)	$0.4

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$3.4	$—	$—	$—	$3.4

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1.0	18.1	(1.0)	18.1

Total Assets	$3.4	$1.0	$18.1	$(1.0)	$21.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$2.8	$0.6	$(1.1)	$2.3

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
(d)The March 31, 2025 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $6 million in 2025 and $(3) million in periods 2026-2028; Level 2 matures $59 million in 2025, $63 million in periods 2026-2028 and $3 million in periods 2029-2030; Level 3 matures $66 million in 2025, $56 million in periods 2026-2028, $10 million in periods 2029-2030 and $(25) million in periods 2031-2034.  Risk management commodity contracts are substantially comprised of power contracts.
(e)Amounts in “Other’’ column primarily represent accrued interest receivables from financial institutions.  Level 1 amounts primarily represent investments in money market funds.
(f)The December 31, 2024 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $(1) million in 2025; Level 2 matures $16 million in 2025, $43 million in periods 2026-2028, $4 million in periods 2029-2030; Level 3 matures $106 million in 2025, $45 million in periods 2026-2028, $9 million in periods 2029-2030 and $(16) million in periods 2031-2034.  Risk management commodity contracts are substantially comprised of power contracts.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended March 31, 2025	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2024	$165.6	$35.2	$6.4	$(47.5)	$20.0	$17.5
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	92.0	40.0	8.9	(0.1)	16.9	20.8
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	18.8	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	5.5	—	—	—	—	—
Settlements	(167.8)	(66.5)	(12.4)	2.1	(28.1)	(31.3)
Transfers into Level 3 (d) (e)	0.7	—	—	—	—	—
Transfers out of Level 3 (e)	0.8	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	7.2	(0.7)	1.0	(5.7)	6.6	6.1
Balance as of March 31, 2025	$122.8	$8.0	$3.9	$(51.2)	$15.4	$13.1

Three Months Ended March 31, 2024	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2023	$139.4	$22.4	$2.8	$(50.6)	$18.6	$11.1
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	46.9	9.2	3.2	(0.4)	18.5	14.7
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	11.3	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	0.6	—	—	—	—	—
Settlements	(96.6)	(26.8)	(4.8)	2.6	(31.3)	(23.6)
Transfers into Level 3 (d) (e)	4.6	—	—	—	—	—
Transfers out of Level 3 (e)	2.1	—	—	—	—	0.5
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	10.8	(0.8)	(0.2)	7.4	1.9	2.6
Balance as of March 31, 2024	$119.1	$4.0	$1.0	$(41.0)	$7.7	$5.3

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

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

Significant Unobservable Inputs
March 31, 2025

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input (a)	Low	High	Average (b)
		(in millions)
AEP	Energy Contracts	$203.3	$124.2	Discounted Cash Flow	Forward Market Price	$(17.47)	$165.62	$47.92
AEP	FTRs	49.8	6.1	Discounted Cash Flow	Forward Market Price	(33.92)	14.27	(0.58)
APCo	FTRs	11.5	3.5	Discounted Cash Flow	Forward Market Price	(1.63)	6.48	0.88
I&M	FTRs	4.1	0.2	Discounted Cash Flow	Forward Market Price	(2.80)	7.28	2.05
OPCo	Energy Contracts	—	51.2	Discounted Cash Flow	Forward Market Price	14.76	74.75	39.26
PSO	FTRs	15.6	0.2	Discounted Cash Flow	Forward Market Price	(33.92)	8.98	(6.60)
SWEPCo	FTRs	13.4	0.3	Discounted Cash Flow	Forward Market Price	(33.92)	8.98	(6.60)

December 31, 2024

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input (a)	Low	High	Average (b)
		(in millions)
AEP	Energy Contracts	$221.2	$144.6	Discounted Cash Flow	Forward Market Price	$2.75	$149.30	$49.34
AEP	FTRs	92.3	3.3	Discounted Cash Flow	Forward Market Price	(29.48)	19.70	0.24
APCo	FTRs	35.2	—	Discounted Cash Flow	Forward Market Price	(0.25)	9.32	1.56
I&M	FTRs	6.9	0.5	Discounted Cash Flow	Forward Market Price	(4.07)	9.32	1.34
OPCo	Energy Contracts	—	47.5	Discounted Cash Flow	Forward Market Price	14.53	72.40	42.44
PSO	FTRs	20.8	0.8	Discounted Cash Flow	Forward Market Price	(29.48)	10.54	(3.88)
SWEPCo	FTRs	18.1	0.6	Discounted Cash Flow	Forward Market Price	(29.48)	10.54	(3.88)
(a)Represents market prices in dollars per MWh.
(b)The weighted average is the product of the forward market price of the underlying commodity and volume weighted by term.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs for the Registrants as of March 31, 2025 and December 31, 2024:

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

11.  INCOME TAXES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Effective Tax Rates (ETR)

The Registrants’ interim ETR reflect the estimated annual ETR for 2025 and 2024, adjusted for tax expense associated with certain discrete items.

The ETR for each of the Registrants are included in the following tables:

	Three Months Ended March 31, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	1.2%	0.2%	2.6%	1.1%	3.4%	1.9%	2.9%	(1.4)%
Tax Reform Excess ADIT Reversal	(2.6)%	(3.7)%	0.2%	(2.5)%	(3.6)%	(4.1)%	(3.6)%	(3.1)%
PTCs and ITCs	(6.5)%	(0.1)%	—%	—%	(11.7)%	—%	(27.6)%	(31.2)%
Reversal of Origination Flow-Through	0.4%	0.1%	0.2%	(0.7)%	1.9%	0.9%	0.1%	0.7%
AFUDC Equity	(1.2)%	(1.0)%	(1.7)%	(0.6)%	(0.5)%	(1.9)%	(0.5)%	(1.4)%
Flow-Through of CAMT	0.4%	—%	—%	1.6%	—%	—%	—%	—%
Other	0.9%	(0.1)%	—%	(0.1)%	(0.1)%	0.3%	(0.1)%	0.7%
Effective Income Tax Rate	13.6%	16.4%	22.3%	19.8%	10.4%	18.1%	(7.8)%	(14.7)%

	Three Months Ended March 31, 2024
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	2.1%	0.2%	2.6%	2.4%	3.9%	1.0%	3.7%	1.7%
Tax Reform Excess ADIT Reversal	(2.3)%	(1.3)%	0.2%	(13.4)%	(0.5)%	(6.0)%	(2.0)%	4.6%
Remeasurement of Excess ADIT	(29.7)%	—%	—%	—%	(58.2)%	—%	(263.3)%	(224.7)%
PTCs and ITCs	(6.8)%	(0.2)%	—%	(0.1)%	(1.1)%	—%	(49.6)%	(23.8)%
Reversal of Origination Flow-Through	—%	0.1%	0.3%	(0.3)%	(2.8)%	0.6%	0.2%	0.6%
AFUDC Equity	(1.2)%	(1.5)%	(1.8)%	(0.4)%	(0.7)%	(1.0)%	(1.3)%	(1.3)%
Discrete Tax Adjustments	0.2%	—%	—%	—%	—%	—%	0.9%	1.3%
Other	0.2%	0.5%	—%	0.1%	—%	0.2%	1.2%	(0.8)%
Effective Income Tax Rate	(16.5)%	18.8%	22.3%	9.3%	(38.4)%	15.8%	(289.2)%	(221.4)%

Federal and State Income Tax Audit Status

AEP is not currently under IRS audit and the statute of limitations (SOL) for the IRS to examine AEP and subsidiaries originally filed federal return has expired for tax years prior to 2017. The SOL for years 2017-2020 is set to expire May 31, 2025.

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

Common Stock (Applies to AEP)

At-the-Market (ATM) Program

In February 2025, AEP filed a prospectus supplement, pursuant to which AEP may sell, from time to time, up to an aggregate of $1.7 billion of its common stock through its existing ATM program, including an equity forward sales component. Prior to the filing of the prospectus supplement, approximately $0.4 billion of common stock was offered and sold under the ATM program in 2024. As a result of such prior sales, as of the date of the prospectus supplement, approximately $1.3 billion of equity is available for issuance under the ATM program. The compensation paid to the selling agents by AEP may be up to 2% of the gross offering proceeds of the shares. There were no issuances under the ATM program for the three months ended March 31, 2025.

Forward Sale of Equity

In March 2025, AEP entered into separate forward sale agreements with nonaffiliated forward purchasers relating to 22,549,020 shares of AEP’s common stock at an initial price of $102.00 per share, exclusive of an underwriting discount equal to $2.244 per share. Except in certain specified circumstances that would require physical share settlement, AEP may elect to settle the forward sale transaction by means of physical, cash or net share settlement. The timing of the settlement of the forward sale agreements is also at AEP’s discretion and management currently expects settlement to occur on or prior to December 31, 2026. To the extent the forward sale agreements are physically settled, AEP will issue common stock to the forward purchasers and receive cash proceeds based on the applicable forward sale price on the settlement date as defined in the forward sale agreements. As of March 31, 2025, AEP expects approximately $2.3 billion of net cash proceeds from the full physical settlement of the forward sale agreements and management anticipates using any future proceeds for general corporate purposes, which may include capital contributions to utility subsidiaries, acquisitions or repayment of debt. The forward sale transactions will be classified as equity transactions because they are indexed to AEP’s common stock and physical settlement is within AEP’s control.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding, net of issuance costs and premiums or discounts:

Type of Debt	March 31, 2025	December 31, 2024
	(in millions)
Senior Unsecured Notes	$36,243.9	$36,410.9
Pollution Control Bonds	1,772.0	1,771.3
Notes Payable	583.5	609.9
Securitization Bonds	551.7	578.0
Spent Nuclear Fuel Obligation (a)	319.7	316.3
Junior Subordinated Notes	2,580.1	2,579.1
Other Long-term Debt	938.9	377.3
Total Long-term Debt Outstanding	42,989.8	42,642.8
Long-term Debt Due Within One Year	4,178.9	3,335.0
Long-term Debt	$38,810.9	$39,307.8

(a)Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for SNF disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. Trust fund assets related to this obligation were $369 million and $367 million as of March 31, 2025 and December 31, 2024, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first three months of 2025 are shown in the following tables:

		Principal	Interest
Company	Type of Debt	Amount (a)	Rate	Due Date
Issuances:		(in millions)	(%)
AEP Texas	Other Long-term Debt	$400.0	Variable	2026

Non-Registrant:
KPCo	Other Long-term Debt	150.0	Variable	2026
Transource Energy	Other Long-term Debt	12.0	Variable	2025
Total Issuances		$562.0

(a)Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

		Principal	Interest
Company	Type of Debt	Amount Paid	Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP Texas	Securitization Bonds	$1.8	2.29	2029
AEP Texas	Securitization Bonds	10.4	2.06	2025
AEPTCo	Senior Unsecured Notes	50.0	3.66	2025
APCo	Securitization Bonds	14.0	3.77	2028
I&M	Notes Payable	0.8	Variable	2025
I&M	Notes Payable	1.3	0.93	2025
I&M	Notes Payable	5.0	3.44	2026
I&M	Notes Payable	4.3	5.93	2027
I&M	Notes Payable	6.8	6.01	2028
I&M	Notes Payable	8.1	6.41	2028
I&M	Other Long-term Debt	0.2	6.00	2025
PSO	Senior Unsecured Notes	125.0	3.17	2025
PSO	Other Long-term Debt	0.1	3.00	2027

Non-Registrant:
Transource Energy	Senior Unsecured Notes	1.3	2.75	2050
Total Retirements and Principal Payments		$229.1

Financing Activities Subsequent Events

In April 2025, I&M retired $40 million of Pollution Control Bonds.

In April 2025, I&M retired $8 million of Notes Payable related to DCC Fuel.

In April 2025, I&M issued $100 million of 4.89% Notes Payable due in 2029.

In April 2025, Transource Energy issued $1 million of variable rate Other Long-term Debt due in 2028.

In April 2025, WPCo retired $15 million of Senior Unsecured Notes.

In April 2025, AEP made capital contributions of $250 million and $450 million to AEP Texas and SWEPCo, respectively.

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 1.9% of consolidated tangible net assets as of March 31, 2025. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

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

Parent Restrictions (Applies to AEP)

The holders of AEP’s common stock are entitled to receive the dividends declared by the AEP Board provided funds are legally available for such dividends. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries.

Pursuant to the leverage restrictions in credit agreements, AEP must maintain a percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating outstanding debt and capitalization is contractually-defined in the credit agreements.

Corporate Borrowing Program (Applies to all Registrant Subsidiaries)

AEP subsidiaries use a corporate borrowing program to meet their short-term borrowing needs. The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP. The AEP Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC. The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of March 31, 2025 and December 31, 2024 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets. The Utility Money Pool participants’ money pool activity and corresponding authorized borrowing limits for the three months ended March 31, 2025 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	March 31, 2025	Limit
	(in millions)
AEP Texas	$468.4	$—	$252.7	$—	$(144.4)	$600.0
AEPTCo	403.6	13.8	211.8	9.6	(276.1)	820.0	(a)
APCo	210.1	24.2	103.4	18.3	(48.5)	750.0
I&M	141.9	—	88.2	—	(83.7)	500.0
OPCo	29.9	165.9	19.5	87.1	(9.7)	600.0
PSO	91.5	232.0	91.5	154.8	(91.5)	750.0
SWEPCo	406.8	—	337.3	—	(399.8)	750.0

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of March 31, 2025 and December 31, 2024 are included in Advances to Affiliates on the subsidiaries’ balance sheets. The Nonutility Money Pool participants’ activity for the three months ended March 31, 2025 is described in the following table:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	March 31, 2025
	(in millions)
AEP Texas	$7.2	$7.1	$7.1
SWEPCo	2.3	2.3	2.3

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of borrowings from AEP as of March 31, 2025 and December 31, 2024 are included in Advances from Affiliates on AEPTCo’s balance sheets. AEPTCo’s direct financing activities with AEP and corresponding authorized borrowing limit for the three months ended March 31, 2025 are described in the following table:

					Borrowings		Authorized
	Maximum	Maximum	Average	Average	from AEP	Loans to	Short-term
	Borrowings	Loans	Borrowings	Loans	as of	AEP as of	Borrowing
Company	from AEP	to AEP	from AEP	to AEP	March 31,	March 31,	Limit (a)
	(in millions)
AEPTCo Parent	$13.7	$80.3	$9.5	$26.1	$—	$49.4	$—
SWTCo	1.8	—	1.8	—	1.8	—	50.0
Midwest Transmission Holdings	—	32.6	—	30.9	—	3.5	—

(a)    Amount represents the authorized short-term borrowing limit from FERC or state regulatory agencies not otherwise included in the utility money pool above.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Three Months Ended March 31,
	2025	2024
Maximum Interest Rate	4.76%	5.79%
Minimum Interest Rate	4.64%	5.66%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized in the following table:

	Average Interest Rate for Funds		Average Interest Rate for Funds
	Borrowed from the Utility Money Pool		Loaned to the Utility Money Pool
	for Three Months Ended March 31,		for Three Months Ended March 31,
Company	2025	2024	2025	2024
AEP Texas	4.70%	5.71%	—%	—%
AEPTCo	4.68%	5.72%	4.69%	5.70%
APCo	4.70%	5.74%	4.69%	5.72%
I&M	4.70%	5.73%	—%	—%
OPCo	4.66%	5.71%	4.70%	—%
PSO	4.67%	5.71%	4.70%	—%
SWEPCo	4.69%	5.71%	—%	—%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	4.76%	4.64%	4.69%	5.79%	5.66%	5.72%
SWEPCo	4.76%	4.64%	4.69%	5.79%	5.66%	5.72%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Three Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
March 31,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2025	4.76%	4.63%	4.76%	4.63%	4.69%	4.68%
2024	5.79%	5.66%	5.79%	5.66%	5.74%	5.71%

Short-term Debt (Applies to AEP and SWEPCo)

Outstanding short-term debt was as follows:

		March 31, 2025		December 31, 2024
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(dollars in millions)
AEP	Securitized Debt for Receivables (b)	$900.0	4.62%	$900.0	4.73%
AEP	Commercial Paper	2,437.8	4.63%	1,618.3	4.70%
SWEPCo	Notes Payable	8.3	7.68%	5.5	6.69%
	Total Short-term Debt	$3,346.1		$2,523.8

(a)Weighted-average rate as of March 31, 2025 and December 31, 2024, respectively.
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

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2026. As of March 31, 2025, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Accounts receivable information for AEP Credit was as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	4.62%	5.61%
Net Uncollectible Accounts Receivable Written-Off	$7.8	$8.1

	March 31, 2025	December 31, 2024
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,212.0	$1,117.0
Short-term – Securitized Debt of Receivables	900.0	900.0
Delinquent Securitized Accounts Receivable	68.2	56.2
Bad Debt Reserves Related to Securitization	44.3	44.5
Unbilled Receivables Related to Securitization	296.7	335.5

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	March 31, 2025	December 31, 2024
	(in millions)
APCo	$228.0	$192.7
I&M	194.6	160.5
OPCo	498.4	470.7
PSO	104.7	111.4
SWEPCo	145.9	153.5

The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended March 31,
Company	2025	2024
	(in millions)
APCo	$3.9	$4.2
I&M	3.5	4.1
OPCo	7.4	7.4
PSO	2.9	3.4
SWEPCo	4.1	4.8
The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended March 31,
Company	2025	2024
	(in millions)
APCo	$604.8	$536.0
I&M	584.8	529.7
OPCo	860.3	845.7
PSO	374.8	361.6
SWEPCo	428.1	425.4

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

AEP holds ownership interests in businesses with varying ownership structures. Partnership interests and other variable interests are evaluated to determine if each entity is a VIE, and if so, whether or not the VIE should be consolidated into AEP’s financial statements. AEP has not provided material financial or other support that was not previously contractually required to any of its consolidated VIEs. AEP’s interests in non-consolidated VIEs are accounted for under the equity method of accounting.

Consolidated Variable Interest Entities

The 2024 Annual Report includes a detailed discussion of the Registrants’ consolidated VIEs.

The balances below represent the assets and liabilities of AEP’s consolidated VIEs. These balances include intercompany transactions that are eliminated upon consolidation.

	March 31, 2025

	Consolidated VIEs
	SWEPCo Sabine	I&M DCC Fuel	AEP Texas Restoration Funding		APCo Appalachian Consumer Rate Relief Funding		SWEPCo Storm Recovery Funding	AEP Credit	Protected Cell of EIS	Transource Energy
	(in millions)
ASSETS
Current Assets	$2.7	$64.6	$12.5		$7.9		$11.7	$1,213.1	$227.8	$48.6
Net Property, Plant and Equipment	—	106.2	—		—		—	—	—	610.8
Other Noncurrent Assets	108.7	51.9	116.7	(a)	100.8	(b)	327.4	10.8	1.0	10.3
Total Assets	$111.4	$222.7	$129.2		$108.7		$339.1	$1,223.9	$228.8	$669.7

LIABILITIES AND EQUITY
Current Liabilities	$21.1	$64.5	$30.2		$29.8		$25.7	$1,159.2	$58.5	$37.3
Noncurrent Liabilities	90.0	158.2	97.7		77.0		311.7	1.0	111.5	314.4
Equity	0.3	—	1.3		1.9		1.7	63.7	58.8	318.0
Total Liabilities and Equity	$111.4	$222.7	$129.2		$108.7		$339.1	$1,223.9	$228.8	$669.7

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

Significant Variable Interests in Non-Consolidated VIEs and Significant Equity Method Investments

The 2024 Annual Report includes a detailed discussion of significant variable interests in non-consolidated VIEs and other significant equity method investments.

14. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers

The tables below represent AEP’s reportable segment and Registrant Subsidiary revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended March 31, 2025
	VIU	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,352.3	$739.0	$—	$—	$—	$—	$2,091.3
Commercial Revenues	665.2	381.7	—	—	—	—	1,046.9
Industrial Revenues (a)	617.8	123.1	—	—	—	(0.2)	740.7
Other Retail Revenues	54.4	15.4	—	—	—	—	69.8
Total Retail Revenues	2,689.7	1,259.2	—	—	—	(0.2)	3,948.7

Wholesale and Competitive Retail Revenues:
Generation Revenues	305.0	—	—	51.0	—	—	356.0
Transmission Revenues (b)	120.9	197.0	521.4	—	—	(450.2)	389.1
Retail, Trading and Marketing Revenues (c)	—	—	—	838.1	(0.2)	(16.2)	821.7
Total Wholesale and Competitive Retail Revenues	425.9	197.0	521.4	889.1	(0.2)	(466.4)	1,566.8

Other Revenues from Contracts with Customers (d)	51.6	61.9	8.8	1.0	43.2	(50.4)	116.1

Total Revenues from Contracts with Customers	3,167.2	1,518.1	530.2	890.1	43.0	(517.0)	5,631.6

Other Revenues:
Alternative Revenue Programs (a) (e)	3.3	3.5	11.8	—	—	(15.3)	3.3
Other Revenues (a) (f)	(32.7)	4.9	0.1	(143.2)	1.6	(2.2)	(171.5)
Total Other Revenues	(29.4)	8.4	11.9	(143.2)	1.6	(17.5)	(168.2)

Total Revenues	$3,137.8	$1,526.5	$542.1	$746.9	$44.6	$(534.5)	$5,463.4

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEP Transmission Holdco were $411 million. The affiliated revenues for Vertically Integrated Utilities were $39 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Generation & Marketing were $16 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Corporate and Other were $29 million. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(f)Generation & Marketing includes economic hedge activity.

	Three Months Ended March 31, 2024
	VIU	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,212.3	$703.8	$—	$—	$—	$—	$1,916.1
Commercial Revenues	645.1	397.0	—	—	—	—	1,042.1
Industrial Revenues (a)	647.1	136.1	—	—	—	(0.2)	783.0
Other Retail Revenues	55.3	13.9	—	—	—	—	69.2
Total Retail Revenues	2,559.8	1,250.8	—	—	—	(0.2)	3,810.4

Wholesale and Competitive Retail Revenues:
Generation Revenues	235.9	—	—	27.4	—	0.1	263.4
Transmission Revenues (b)	118.9	179.8	488.7	—	—	(418.6)	368.8
Renewable Generation Revenues (a)	—	—	—	6.3	—	(1.4)	4.9
Retail, Trading and Marketing Revenues (c)	—	—	—	571.4	0.5	(46.2)	525.7
Total Wholesale and Competitive Retail Revenues	354.8	179.8	488.7	605.1	0.5	(466.1)	1,162.8

Other Revenues from Contracts with Customers (d)	59.7	51.0	8.1	1.3	60.4	(68.7)	111.8

Total Revenues from Contracts with Customers	2,974.3	1,481.6	496.8	606.4	60.9	(535.0)	5,085.0

Other Revenues:
Alternative Revenue Programs (a) (e)	(0.7)	0.7	0.5	—	—	1.0	1.5
Other Revenues (a) (f)	(25.7)	7.9	—	(42.9)	(8.1)	8.0	(60.8)
Total Other Revenues	(26.4)	8.6	0.5	(42.9)	(8.1)	9.0	(59.3)

Total Revenues	$2,947.9	$1,490.2	$497.3	$563.5	$52.8	$(526.0)	$5,025.7

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEP Transmission Holdco were $387 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Generation & Marketing were $46 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Corporate and Other were $48 million. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(f)Generation & Marketing includes economic hedge activity.

	Three Months Ended March 31, 2025
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$171.9	$—	$606.4	$232.1	$567.2	$175.3	$192.6
Commercial Revenues	119.3	—	194.5	152.5	262.3	101.9	140.7
Industrial Revenues (a)	39.5	—	191.4	133.7	83.5	70.4	89.7
Other Retail Revenues	10.9	—	28.2	1.2	4.5	20.2	2.7
Total Retail Revenues	341.6	—	1,020.5	519.5	917.5	367.8	425.7

Wholesale Revenues:
Generation Revenues (b)	—	—	89.6	195.1	—	4.1	55.7
Transmission Revenues (c)	173.3	505.9	41.8	10.4	23.7	13.8	38.9
Total Wholesale Revenues	173.3	505.9	131.4	205.5	23.7	17.9	94.6

Other Revenues from Contracts with Customers (d)	9.5	8.9	14.4	30.1	52.3	8.3	10.1

Total Revenues from Contracts with Customers	524.4	514.8	1,166.3	755.1	993.5	394.0	530.4

Other Revenues:
Alternative Revenue Programs (a) (e)	(1.5)	12.4	6.5	(0.2)	5.0	0.1	0.8
Other Revenues (a)	0.1	(0.1)	0.1	(32.7)	5.0	(0.1)	(0.1)
Total Other Revenues	(1.4)	12.3	6.6	(32.9)	10.0	—	0.7

Total Revenues	$523.0	$527.1	$1,172.9	$722.2	$1,003.5	$394.0	$531.1

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for APCo were $45 million primarily related to the PPA with KGPCo.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEPTCo, APCo and SWEPCo were $407 million, $19 million and $10 million, respectively. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for I&M were $18 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.

	Three Months Ended March 31, 2024
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$147.3	$—	$526.3	$224.8	$556.5	$158.2	$182.4
Commercial Revenues	110.9	—	188.3	144.8	286.1	103.0	140.0
Industrial Revenues (a)	35.6	—	196.4	147.9	100.5	80.3	95.0
Other Retail Revenues	9.7	—	28.1	1.3	4.2	21.5	2.6
Total Retail Revenues	303.5	—	939.1	518.8	947.3	363.0	420.0

Wholesale Revenues:
Generation Revenues (b)	—	—	85.1	137.3	—	2.2	47.1
Transmission Revenues (c)	155.9	475.4	47.1	10.1	23.8	10.8	39.6
Total Wholesale Revenues	155.9	475.4	132.2	147.4	23.8	13.0	86.7

Other Revenues from Contracts with Customers (d)	8.8	8.1	21.7	27.6	42.2	12.0	9.6

Total Revenues from Contracts with Customers	468.2	483.5	1,093.0	693.8	1,013.3	388.0	516.3

Other Revenues:
Alternative Revenue Programs (a) (e)	(1.8)	(0.7)	(0.1)	(0.5)	2.6	(0.2)	(0.1)
Other Revenues (a)	—	—	0.1	(25.9)	7.9	—	—
Total Other Revenues	(1.8)	(0.7)	—	(26.4)	10.5	(0.2)	(0.1)

Total Revenues	$466.4	$482.8	$1,093.0	$667.4	$1,023.8	$387.8	$516.2

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for APCo were $41 million primarily related to the PPA with KGPCo.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenue for AEPTCo, APCo and SWEPCo were $384 million, $21 million and $14 million, respectively. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for I&M were $18 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.

Fixed Performance Obligations (Applies to AEP, APCo and I&M)

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of March 31, 2025. Fixed performance obligations primarily include electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrants elected to apply the exemption to not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. Due to the annual establishment of revenue requirements, transmission revenues are excluded from the table below. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2025	2026-2027	2028-2029	After 2029	Total
	(in millions)
AEP	$70.2	$143.2	$48.6	$16.0	$278.0
APCo	12.0	31.9	24.0	11.5	79.4
I&M	3.3	8.8	6.8	2.4	21.3

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have material contract assets as of March 31, 2025 and December 31, 2024.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheets in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have material contract liabilities as of March 31, 2025 and December 31, 2024.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrant Subsidiaries’ balance sheets within the Accounts Receivable - Customers line item. The Registrant Subsidiaries’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of March 31, 2025 and December 31, 2024. See “Securitized Accounts Receivable - AEP Credit” section of Note 12 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
March 31, 2025	$—	$141.0	$82.4	$57.1	$65.1	$13.3	$19.5
December 31, 2024	—	131.6	83.7	55.0	63.6	13.0	21.4

CONTROLS AND PROCEDURES

During the first quarter of 2025, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2025, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2025 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The 2024 Annual Report includes a detailed discussion of risk factors. As of March 31, 2025, the risk factors appearing in the 2024 Annual Report are supplemental and updated as follows:

Changes in U.S. or foreign trade policies, including the imposition of tariffs and other protectionist trade measures, and other factors beyond our control may adversely impact our future net income and cash flows and financial condition.

The U.S. administration has taken executive action and proposed additional measures intended to alter the U.S. approach to international trade policy, the terms of certain existing bilateral or multi‐lateral trade agreements and trading arrangements with foreign countries. Such changes to U.S. international trade policy, and any retaliatory trade measures that foreign governments may take in response, including the imposition of tariffs, sanctions, export or import controls, or other measures that restrict international trade, or the threat of such actions, could result in additional increases in the cost of certain goods, services and cost of capital and further extend lead times. In addition, related geopolitical and domestic political developments, such as existing and potential trade wars, uncertainty regarding changes in trade policy, and other events beyond our control, have increased and may continue to increase levels of political and economic unpredictability globally and the volatility of global financial markets. As a result, prevailing economic conditions may reduce future net income and cash flows and negatively impact financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On February 28, 2025, David M. Feinberg, the Executive Vice President and General Counsel of the Company, entered into a Rule 10b5-1 trading agreement (“Rule 10b5-1 Trading Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) of the Securities Exchange Act of 1934. Mr. Feinberg’s Rule 10b5-1 Trading Plan provides for an aggregate sale of up to 8,057 shares of common stock on June 3, 2025, 8,058 shares of common stock on June 10, 2025, and 8,058 shares of common stock on June 17, 2025. Mr. Feinberg’s Rule 10b5-1 Trading Plan will be effective until June 17, 2025.

On February 18, 2025, Q. Shane Lies, the Executive Vice President – Projects and Services of the Company, entered into a Rule 10b5-1 Trading Plan intended to satisfy the affirmative defense conditions of Rule 10b5‑1(c) of the Securities Exchange Act of 1934. Mr. Lies’ Rule 10b5-1 Trading Plan provides for an aggregate sale of up to 1,358 shares of common stock between May 19, 2025 and December 31, 2025, 12,223 shares of common stock on May 19, 2025, and 1,803 shares of common stock on October 1, 2025. Mr. Lies’ Rule 10b5-1 Trading Plan will be effective until December 31, 2025.

During the three months ended March 31, 2025, none of the Company’s directors or other officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.  Exhibits

The documents designated with an (*) below have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof:

Exhibit	Description	Previously Filed as Exhibit to:

AEP‡ File No. 1-3525

*10.1	Confirmation of Forward Sale Transaction, dated March 24, 2025, between the Company and Citibank, N.A. in capacity as a Forward Purchaser	Form 8-K dated March 26, 2025 Exhibit 10.1
*10.2	Confirmation of Forward Sale Transaction, dated March 24, 2025, between the Company and Barclays Bank PLC in capacity as a Forward Purchaser	Form 8-K dated March 26, 2025 Exhibit 10.2
*10.3	Confirmation of Forward Sale Transaction, dated March 25, 2025, between the Company and Citibank, N.A. in capacity as a Forward Purchaser	Form 8-K dated March 26, 2025 Exhibit 10.3
*10.4	Confirmation of Forward Sale Transaction, dated March 25, 2025, between the Company and Barclays Bank PLC in capacity as a Forward Purchaser	Form 8-K dated March 26, 2025 Exhibit 10.4

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
10(a)	AEP Amended and Restated Aircraft Time Sharing Agreement dated May 5, 2025 between AEPSC and William J. Fehrman	X
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

AMERICAN ELECTRIC POWER COMPANY, INC.

By: /s/ Kate Sturgess
Kate Sturgess
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)

AEP TEXAS INC.
AEP TRANSMISSION COMPANY, LLC
APPALACHIAN POWER COMPANY
INDIANA MICHIGAN POWER COMPANY
OHIO POWER COMPANY
PUBLIC SERVICE COMPANY OF OKLAHOMA
SOUTHWESTERN ELECTRIC POWER COMPANY

By: /s/ Kate Sturgess
Kate Sturgess
Controller and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)

Date:  May 6, 2025