Form 10-Q
period 2025-09-30
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2025-10-29
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2025
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

Number of shares of common stock outstanding of the Registrants as of
October 29, 2025

American Electric Power Company, Inc.	535,265,602
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	3,680
($18 par value)

(a)100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.
NA    Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
September 30, 2025

Page
Number
Glossary of Terms	i

Forward-Looking Information	vi

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Condensed Consolidated Financial Statements	44

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	50
Condensed Consolidated Financial Statements	53

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	59
Condensed Consolidated Financial Statements	61

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	66
Condensed Consolidated Financial Statements	69

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	75
Condensed Consolidated Financial Statements	78

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	84
Condensed Consolidated Financial Statements	87

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	92
Condensed Financial Statements	95

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	101
Condensed Consolidated Financial Statements	104

Index of Condensed Notes to Condensed Financial Statements of Registrants	110

Controls and Procedures	198

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
AEP
American Electric Power Company, Inc., an investor-owned electric public utility holding company which includes American Electric Power Company, Inc. (Parent) and majority owned consolidated subsidiaries and consolidated affiliates.

AEP Credit	AEP Credit, Inc., a consolidated VIE of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP East Companies	APCo, I&M, KGPCo, KPCo, OPCo and WPCo.
AEP Energy Supply, LLC	A nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
AEP OnSite Partners	A division of AEP Energy Supply, LLC that builds, owns, operates and maintains customer solutions utilizing existing and emerging distributed technologies.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary. AEP Texas engages in the transmission and distribution of electric power to retail customers in west, central and southern Texas.
AEP Transmission Holdco / AEPTHCo	AEP Transmission Holding Company, LLC, a subsidiary of AEP, an intermediate holding company that owns transmission operations joint ventures and AEPTCo.
AEPEP	AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, hedging activities, asset management and commercial and industrial sales in deregulated markets.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a wholly-owned subsidiary of AEP Transmission Holdco, is an intermediate holding company that owns the State Transcos.
AEPTCo Parent	AEP Transmission Company, LLC, the holding company of Midwest Transmission Holdings and the State Transcos within the AEPTCo consolidation.
AFUDC	Allowance for Equity Funds Used During Construction.
AI	Artificial Intelligence.
ALJ	Administrative Law Judge.
AOCI	Accumulated Other Comprehensive Income.
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

APSC	Arkansas Public Service Commission.
ARO	Asset Retirement Obligations.
ASU	Accounting Standards Update.
ATM	At-the-Market.
CAA	Clean Air Act.
CAMT	Corporate Alternative Minimum Tax.
CCN	Certificate of Convenience and Necessity.
CCR	Coal Combustion Residual.
CEO	Chief Executive Officer.
CO2	Carbon dioxide and other greenhouse gases.
CODM	Chief Operating Decision Maker.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,296 MW nuclear plant owned by I&M.
i

Term	Meaning

Cost Recovery Funding
KPCo Cost Recovery Funding, LLC, a wholly-owned subsidiary of KPCo and consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to plant retirement costs, deferred storm costs, deferred purchased power expenses, under-recovered purchased power rider costs and issuance-related expenses.

CPCN	Certificate of Public Convenience and Necessity.
CSAPR	Cross-State Air Pollution Rule.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel XVI, DCC Fuel XVII, DCC Fuel XVIII, DCC Fuel XIX, DCC Fuel XX and DCC XXI consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
DHLC	Dolet Hills Lignite Company, LLC, a wholly-owned lignite mining subsidiary of SWEPCo. DHLC is a non-consolidated VIE of SWEPCo.
Diversion	Diversion, acquired in December 2024, consists of 201 MWs of wind generation in Texas.
Eastern Region	AEP’s eastern service territory includes the areas where APCo, I&M, KGPCo, KPCo, OPCo and WPCo engage in the generation, transmission and distribution of electric power to customers.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated VIE of AEP.
ELG	Effluent Limitation Guidelines.
ENEC	Expanded Net Energy Cost.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ESA	Electric Service Agreement.
ESP	Electric Security Plans, a PUCO requirement for electric utilities to adjust their rates by filing with the PUCO.
ETR	Effective Tax Rate.
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

GAAP	Generally Accepted Accounting Principles in the United States of America.
GHG	Greenhouse gas.
Gigawatt AI	Gigawatt AI Inc., an equity interest joint venture formed to build the AI-centric operating system for utilities.
G&M	Generation & Marketing.
I&M
Indiana Michigan Power Company, an AEP electric utility subsidiary. I&M engages in the generation, transmission and distribution of electric power to retail customers in northern and eastern Indiana and southwestern Michigan.

IMTCo	AEP Indiana Michigan Transmission Company, Inc.
IRP	Integrated Resource Plan.
IRS	Internal Revenue Service.
ITC	Investment Tax Credit.

Term	Meaning

IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary. KGPCo provides electric service to retail customers in Kingsport, Tennessee and eight neighboring communities in northeastern Tennessee.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary. KPCo engages in the generation, transmission and distribution of electric power to retail customers in eastern Kentucky.
KPSC	Kentucky Public Service Commission.
KWh	Kilowatt-hour.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
Midwest Transmission Holdings	Midwest Transmission Holdings, LLC, a subsidiary of AEPTCo Parent that owns all of the issued and outstanding stock of IMTCo and OHTCo.
MISO	Midcontinent Independent System Operator.
Mitchell Plant	A two unit, 1,560 MW coal-fired power plant located in Moundsville, West Virginia. The plant is jointly owned by KPCo and WPCo.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
NCWF	North Central Wind Energy Facilities, a joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,484 MWs of wind generation.
NMRD	New Mexico Renewable Development, LLC.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NOLC	Net Operating Loss Carryforward.
NOx	Nitrogen Oxide.
OATT	Open Access Transmission Tariff.
OCC	Corporation Commission of the State of Oklahoma.
ODEQ	Oklahoma Department of Environmental Quality.
OHTCo	AEP Ohio Transmission Company, Inc.
OPCo	Ohio Power Company, an AEP electric utility subsidiary. OPCo engages in the transmission and distribution of electric power to retail customers in Ohio.
OPEB	Other Postretirement Benefits.
OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PATH-WV	PATH West Virginia Transmission Company, LLC, a joint venture-owned 50% by FirstEnergy and 50% by AEP.
PBA	Performance Based Accreditation.
PFD	Proposal for Decision.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PLR	Private Letter Ruling.
PM	Particulate Matter.
PPA	Power Purchase Agreement.

Term	Meaning

PSA	Purchase and Sale Agreement.
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

Term	Meaning

Turk Plant	John W. Turk, Jr. Plant, a 650 MW coal-fired plant in Arkansas that is 73% owned by SWEPCo.
UPA	Unit Power Agreement.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
UTM	Unified Tracking Mechanism.
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by Transource Energy, affiliates of Dominion Energy and FirstEnergy in 2024.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
VIU	Vertically Integrated Utilities.
Western Region	AEP’s western service territory includes the areas where AEP Texas, PSO and SWEPCo engage in the generation, transmission and distribution of electric power to customers.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary. WPCo provides electric service to retail customers in northern West Virginia.
WVPSC	Public Service Commission of West Virginia.
v

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements, and for the Registrants other than Parent, this report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report, but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Changes in economic conditions, electric market demand and demographic patterns in AEP service territories.
•	The economic impact of increased global conflicts and trade tensions, and the adoption or expansion of economic sanctions, tariffs, trade restrictions or changes in trade policy.
•	Inflationary or deflationary interest rate trends.
•	New legislation adopted in the states in which we operate that alters the regulatory framework or that prevents the timely recovery of costs and investments.
•	Volatility and disruptions in financial markets precipitated by any cause, including fiscal and monetary policy or instability in the banking industry; particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (a) if expected sources of capital such as proceeds from the sale of tax credits and anticipated securitizations do not materialize or do not materialize at the level anticipated, and (b) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Changing demand for electricity, including large load contractual commitments for interconnection.
•	The risks and uncertainties associated with wildfires, including damages caused by wildfires, the extent of each Registrant’s liability in connection with wildfires, investigations and outcomes associated with legal proceedings, demands or similar actions, inability to recover wildfire costs through insurance or through rates and the impact on financial condition and the reputation of each Registrant.
•	The impact of extreme weather conditions, natural disasters and catastrophic events such as storms, hurricanes, wildfires and drought conditions that pose significant risks including potential litigation and the inability to recover significant damages and restoration costs incurred.
•	Limitations or restrictions on the amounts and types of insurance available to cover losses that might arise in connection with natural disasters, wildfires or operations.
•	The cost of fuel and its transportation, the creditworthiness and performance of parties who supply and transport fuel and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to build or acquire generation (including from renewable sources), transmission lines and facilities (including the ability to obtain any necessary regulatory approvals and permits) to meet the demand for electricity at acceptable prices and terms, including favorable tax treatment, cost caps imposed by regulators and other operational commitments to regulatory commissions and customers for generation projects, to recover all related costs and to earn a reasonable return.
•	The disruption of AEP’s business operations due to impacts of economic or market conditions, costs of compliance with potential government regulations, electricity usage, supply chain issues, customers, service providers, vendors and suppliers caused by pandemics, natural disasters or other events.
•	Construction and development risks associated with the completion of the 2026-2030 capital investment plan, including shortages or delays in labor, materials, equipment or parts.
•	Prolonged or recurring U.S. federal government shutdowns could adversely affect our operations, regulatory approvals, and financial performance and could cause volatility in the capital markets which may interrupt our access to capital.
•	New legislation, litigation or government regulation, including changes to tax laws and regulations, oversight of nuclear generation, energy commodity trading and new or modified requirements related to emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	The impact of tax legislation or associated Department of Treasury guidance, including potential changes to existing tax incentives, on capital plans, results of operations, financial condition, cash flows or credit ratings.

•	The risks before, during and after generation of electricity associated with the fuels used or the by-products and wastes of such fuels, including coal ash and SNF.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation or regulatory proceedings or investigations.
•	The ability to efficiently manage and recover operation, maintenance and development project costs.
•	Prices and demand for power generated and sold at wholesale.
•	Changes in technology, particularly with respect to energy storage and new, developing, alternative or distributed sources of generation.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.
•	The impact of changing expectations and demands of customers, regulators, investors and stakeholders, including development, adoption, and use of artificial intelligence by us, our customers and our third party vendors and evolving expectations related to environmental, social and governance concerns.
•	Changes in utility regulation and the allocation of costs within RTOs including ERCOT, PJM and SPP.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB and nuclear decommissioning trust funds and a captive insurance entity and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	Other risks and unforeseen events, including wars and military conflicts, the effects of terrorism (including increased security costs), embargoes, cybersecurity threats, labor strikes impacting material supply chains, global information technology disruptions and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel.
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

PART I.  FINANCIAL INFORMATION

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

AEP CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter of 2025 Compared to Third Quarter of 2024

Earnings Attributable to AEP Common Shareholders increased from $960 million in 2024 to $972 million in 2025 primarily due to:
•Investment in transmission assets, which resulted in higher revenues and income.
•Favorable rate proceedings in AEP’s various jurisdictions.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Earnings Attributable to AEP Common Shareholders increased from $2.3 billion in 2024 to $3.0 billion in 2025 primarily due to:

•Investment in transmission assets, which resulted in higher revenues and income.
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

Reconciliation of Reported GAAP Earnings to Operating Earnings

The following tables present a reconciliation of operating earnings to the most directly comparable GAAP measure.

	Three Months Ended September 30, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Reported GAAP Earnings	$972.0	$166.7	$178.9	$81.1	$149.7	$100.9	$129.8	$189.2
Adjustments to Reported GAAP Earnings (a):
Mark-to-Market Impact of Commodity Hedging Activities (b)	(0.6)	—	—	—	(4.7)	—	—	—
Impact of Ohio Legislation (c)	(8.5)	—	—	—	—	(8.5)	—	—
Total Specified Items	(9.1)	—	—	—	(4.7)	(8.5)	—	—

Operating Earnings	$962.9	$166.7	$178.9	$81.1	$145.0	$92.4	$129.8	$189.2

	Three Months Ended September 30, 2024
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Reported GAAP Earnings	$959.6	$132.5	$191.3	$109.8	$179.1	$112.7	$113.7	$139.1
Adjustments to Reported GAAP Earnings (a):
Mark-to-Market Impact of Commodity Hedging Activities (b)	6.8	—	—	—	0.9	—	—	—
SEC Matter Loss Contingency (d)	19.0	—	—	—	—	—	—	—
Total Specified Items	25.8	—	—	—	0.9	—	—	—

Operating Earnings	$985.4	$132.5	$191.3	$109.8	$180.0	$112.7	$113.7	$139.1

(a)Excluding tax related adjustments, all items presented in the table are tax adjusted at the statutory rate unless otherwise noted.
(b)Represents the impact of mark-to-market economic hedging activities.
(c)Represents a true-up of the reduction in regulatory assets for OVEC-related purchased power costs through August 2025 as a result of approved legislation in Ohio.
(d)Represents an estimated loss contingency related to a previously disclosed SEC investigation.

	Nine Months Ended September 30, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Reported GAAP Earnings	$2,998.0	$389.4	$946.2	$352.6	$331.3	$266.7	$221.0	$353.3
Adjustments to Reported GAAP Earnings (a):
Mark-to-Market Impact of Commodity Hedging Activities (b)	5.4	—	—	—	11.5	—	—	—
Sale of AEP OnSite Partners (c)	9.4	—	—	—	—	—	—	—
Impact of Ohio Legislation (d)	19.2	—	—	—	—	19.2	—	—
FERC NOLC Order (e)	(480.1)	—	(353.9)	(28.9)	(35.6)	0.2	(4.0)	(54.1)
Total Specified Items	(446.1)	—	(353.9)	(28.9)	(24.1)	19.4	(4.0)	(54.1)

Operating Earnings	$2,551.9	$389.4	$592.3	$323.7	$307.2	$286.1	$217.0	$299.2

	Nine Months Ended September 30, 2024
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Reported GAAP Earnings	$2,303.0	$340.6	$548.2	$304.6	$359.3	$201.7	$222.0	$277.1
Adjustments to Reported GAAP Earnings (a):
Mark-to-Market Impact of Commodity Hedging Activities (b)	(52.2)	—	—	—	17.9	—	—	—
Remeasurement of Excess ADIT Regulatory Liability (f)	(44.6)	—	—	—	(12.3)	—	—	(32.3)
Impact of NOLC on Retail Ratemaking (g)	(259.6)	—	—	—	(69.1)	—	(56.5)	(134.0)
Disallowance - Dolet Hills Power Station (h)	11.1	—	—	—	—	—	—	11.1
Provision for Refund - Turk Plant (i)	126.4	—	—	—	—	—	—	126.4
Pending Sale of AEP OnSite Partners (j)	10.4	—	—	—	—	—	—	—
Severance Charges (k)	93.6	15.6	8.2	20.3	11.1	11.6	7.7	12.7
Federal EPA CCR Rule (l)	110.7	—	—	—	10.6	41.3	—	—
SEC Matter Loss Contingency (m)	19.0	—	—	—	—	—	—	—
Total Specified Items	14.8	15.6	8.2	20.3	(41.8)	52.9	(48.8)	(16.1)

Operating Earnings	$2,317.8	$356.2	$556.4	$324.9	$317.5	$254.6	$173.2	$261.0

(a)Excluding tax related adjustments, all items presented in the table are tax adjusted at the statutory rate unless otherwise noted.
(b)Represents the impact of mark-to-market economic hedging activities.
(c)Represents an adjustment to the estimated loss on the sale of AEP OnSite Partners as a result of the contractual working capital true-up.
(d)Represents the reduction in regulatory assets for OVEC-related purchased power costs as a result of approved legislation in Ohio in April 2025.
(e)Represents the impact of the FERC NOLC Order for years 2021-2024.
(f)Represents the impact of the remeasurement of Excess ADIT in Arkansas and Michigan as a result of the denial of SWEPCo’s request regarding the Turk Plant by the APSC and the approved treatment of stand-alone NOLCs by the MPSC.
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
(j)Represents the loss on the sale of AEP OnSite Partners.
(k)Represents employee severance charges.
(l)Represents the impact of the Federal EPA Revised CCR Rule.
(m)Represents an estimated loss contingency related to a previously disclosed SEC investigation.

RECENT DEVELOPMENTS AND TRANSACTIONS

Customer Demand

AEP uses sales volumes by customer class as a way to measure significant drivers of customer demand. The percentage change in sales volumes by customer class, compared to prior year, are shown in the table below. The increase in commercial sales volumes was primarily due to new data processor loads. Industrial sales growth remains relatively slow due to the continuing impact of elevated interest rates and tariff-related uncertainty. The weather-normalized residential sales have moderated, but the pace of growth continues to be impacted by energy efficiency and continuing inflationary pressures.

(a)Percentage change for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
(b)Percentage change for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

In July 2025, AEP updated its 2025 forecasted retail sales volumes. The table below summarizes those updated volumes as compared to the forecast presented in the 2024 10-K. The decline in forecasted 2025 sales volumes is primarily due to the continuing impact of elevated interest rates, tariff-related headwinds and slower than anticipated load ramps among certain large commercial customers.

(a)As presented in the 2024 AEP 10-K: Forecasted percentage change for the year ended December 31, 2025 compared to the year ended December 31, 2024.
(b)Revised: Forecasted percentage change for the year ended December 31, 2025 compared to the year ended December 31, 2024. The revised 2025 forecast reflects six months of actual results plus six months of forecasted values based on underlying economic and demographic trends.

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

Company	Jurisdiction	Large Load Tariff	Status	Customer Eligibility
APCo	Virginia	Large Power Service	Pending	New load of 150 MWs or more/100 MWs for individual site
APCo	West Virginia	Large Capacity/Industrial Power	Approved	New load of 150 MWs or more/100 MWs for individual site
I&M	Indiana	Industrial Power	Approved	New load of 150 MWs or more/70 MWs for individual site
I&M	Michigan	Large Load	Pending	New load of 50 MWs or more
KPCo	Kentucky	Industrial General Service	Approved	New commercial or industrial load of 150 MWs or more
OPCo	Ohio	Data Center	Approved	New data center load of 25 MWs or more
SWEPCo	Texas	Electric Service Large Load	Pending	New load of 75 MWs or more

In June 2025, Texas Senate Bill 6 (SB 6) became effective and was signed into law by the Governor of Texas. SB 6 establishes standards for connecting large load customers within ERCOT in a way that supports business development in Texas while minimizing the potential for stranded infrastructure costs. The new legislation establishes criteria for new large load interconnections and directs the PUCT to ensure that these large load customers pay a reasonable share of allocated transmission costs.

PSO New Generation Resources

In 2025, PSO expanded its generation portfolio by acquiring four power generation facilities, as listed below, for a total of $1.7 billion. See “Green Country Power Plant, Pixley Solar Energy Facility, Flat Ridge IV Wind Energy Facility and Flat Ridge V Wind Energy Facility” section of Note 6 for additional information.

Plant Name	Fuel Type	Location	Acquisition Date	Generating Capacity
				(in MWs)
Green Country	Natural Gas	Jenks, OK	June 2025	795
Pixley	Solar	Barber County, KS	May 2025	189
Flat Ridge IV	Wind	Kingman and Harper Counties, KS	June 2025	135
Flat Ridge V	Wind	Kingman and Harper Counties, KS	August 2025	153
Total				1,272

New Generation to Support Reliability

The growth of AEP’s regulated generation portfolio reflects the company’s commitment to meet increasing customer demand for power while balancing cost and reliability.

Significant Approved Renewable Generation Filings

AEP has received regulatory approvals from various state regulatory commissions to acquire approximately 1,826 MWs of owned renewable generation facilities, totaling approximately $4.5 billion. The estimated cost of these facilities is included in the Budgeted Capital Expenditures disclosure included in the Financial Condition section below. In addition, AEP has received regulatory approvals for 1,059 MWs of renewable PPAs. The recently enacted OBBBA legislation is not expected to affect the eligibility of these generation facilities for federal tax incentives. The following table summarizes regulatory approvals received for active renewable projects as of September 30, 2025:

Company	Generation Type	Expected Commercial Operation	Owned/PPA	Generating Capacity
				(in MWs)
APCo	Solar	2026-2027	PPA	105
APCo (a)	Wind	2025-2026	Owned	344
I&M	Solar	2026-2027	PPA	280
I&M	Wind	2026-2030	PPA	674
I&M	Solar	2028	Owned	469
PSO (b)	Wind	2026	Owned	265
PSO (b)	Solar	2027	Owned	150
SWEPCo	Wind	2025	Owned	598
Total Approved Renewable Projects				2,885

(a)APCo has 344 MWs of wind capacity under construction.
(b)One wind project is under construction and one solar project has not yet achieved all conditions necessary to issue a notice to proceed.

Natural Gas Generation

In December 2024, SWEPCo filed an application for a CCN with the APSC, LPSC and PUCT for construction of the Hallsville Natural Gas Plant (450 MWs) and the fuel conversion of Welsh Plant, Units 1 and 3 to natural gas. In the application for the CCN, SWEPCo seeks to site the Hallsville Natural Gas Plant at the location of the now-retired Pirkey Power Plant. If approved, the projects will help SWEPCo address increasing SPP capacity requirements. SWEPCo estimates the combined capital cost of these projects is approximately $723 million and the projects would be placed in service between November 2027 and May 2028.

In February 2025, I&M filed an application with the IURC to acquire the Oregon Generation Plant (Oregon), an 870 MW combined-cycle power generation facility located near Toledo, Ohio. In April 2025, I&M submitted a FERC 203 application for the acquisition. If approved, the project will help I&M address increasing capacity and power needs. In August 2025, I&M reached a unanimous settlement in the filing submitted to the IURC with intervening parties approving the acquisition of the Oregon facility and cost recovery. The IURC will issue an order on I&M’s settlement filing in the fourth quarter of 2025. I&M expects to close on the transaction in the first quarter of 2026.

In September 2025, PSO filed an application with the OCC seeking regulatory approval of a new 450 MW combustion turbine configuration at its existing Northeastern facility in Oklahoma as part of a project portfolio. If approved, the combustion turbines would be projected to be online by the end of 2029.

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

(a)RFP is seeking 1,500 MWs of SPP accredited capacity and associated energy through an all-source solicitation that was negotiated and filed for regulatory approval in September 2025.
(b)RFP is seeking up to 4,000 MWs (cumulatively) from intermittent (wind, solar), non-intermittent (dispatchable) and emerging technology resources. Five wind resources selected from the 2024 RFP have already been submitted and approved by the IURC totaling 574 MWs. I&M expects to file applications with the IURC for regulatory approval of additional resources from the 2024 RFP.
(c)RFP is seeking wind, solar, stand-alone battery energy storage systems and Renewable Energy Certificates.
(d)RFP is seeking 800 MWs of wind, solar, and/or co-located or stand-alone battery energy storage systems PSAs (owned).
(e)RFP is seeking 300 MWs of wind, solar, hydro, or geothermal PPAs.

Capacity Purchase Agreements

In addition to the generation projects discussed above, AEP enters into Capacity Purchase Agreements (CPA) to satisfy operating companies’ capacity reserve margins to serve customers. The following table includes CPA amounts under contract as of September 30, 2025, by year, for the five-year period 2025-2029:

	I&M		PSO		SWEPCo
	Natural Gas	Wind	Natural Gas	Wind	Natural Gas	Wind
Delivery Start Year	(in MWs)
2025	—	—	760	27	150	91
2026	615	73	460	86	150	100
2027	779	—	410	86	300	100
2028	1,003	—	410	—	450	—
2029	1,003	—	410	—	450	—

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

The following tables summarize the completed and pending base rate case proceedings. See Note 4 - Rate Matters for additional information.

Completed Base Rate Case Proceedings

		Annual
		Base Revenue	Approved	New Rates
Company	Jurisdiction	Increase	ROE	Effective
		(in millions)
APCo/WPCo	West Virginia	$76.1	9.25%	August 2025 (a)

(a)The WVPSC approved recovery of the base rate increase through current ENEC rates. The WVPSC issued an interim order approving securitization of APCo and WPCo under-recovery balances, with activity subsequent to 2024 subject to a final prudence review prior to securitization. See the “2024 West Virginia Base Rate Case” and “2025 West Virginia Securitization Filing” sections of Note 4 for additional information.

Pending Base Rate Case Proceedings

			Annual
		Filing	Base Revenue	Requested
Company	Jurisdiction	Date	Increase Request	ROE
			(in millions)
SWEPCo	Arkansas	March 2025	$114.0	10.9%
OPCo	Ohio	May 2025	97.4	10.9%
KPCo	Kentucky	August 2025	95.6	10.0%
SWEPCo	Texas	October 2025	94.9	10.75%

Other Significant Regulatory Matters

2025 West Virginia Securitization Filing

In March 2025, APCo and WPCo (the Companies) requested to finance, through the issuance of securitization bonds, approximately $2.4 billion of West Virginia jurisdictional undepreciated property balances and regulatory assets. In the third quarter of 2025, the Companies submitted post-hearing exhibits with a revised securitization request of approximately $2.5 billion, including: (a) $412 million of the Companies’ combined unrecovered ENEC balances, (b) $1.7 billion of undepreciated West Virginia jurisdictional plant balances as of December 31, 2022 for the Amos, Mitchell and Mountaineer Plants, (c) $237 million of environmental costs previously approved for recovery through a separate West Virginia surcharge and (d) $158 million of West Virginia jurisdictional deferred major storm operation and maintenance costs. See “2025 West Virginia Securitization Filing” section of Note 4 for additional information.

In August 2025, the WVPSC issued an interim order stating that it will approve the Companies’ future securitization of the generation plant assets, ENEC under-recovery balances, environmental costs and deferred storm operation and maintenance costs. All amounts above are subject to further review in a future final securitization financing order that the Companies expect will be issued by the WVPSC in the fourth quarter of 2025. Upon receipt of the final financing order, the Companies expect to proceed with the securitization bonds issuance process and to complete the securitization in the first half of 2026, subject to market conditions.

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

In July 2025, APCo filed a request with the Virginia SCC to finance, through the issuance of proposed 20-year securitization bonds, approximately $1.4 billion of Virginia jurisdictional undepreciated property balances and a major storm operation and maintenance regulatory asset deferral balance. This proposed securitization included: (a) $1.2 billion of undepreciated Virginia jurisdictional plant balances as of December 31, 2023 for the Amos and Mountaineer Plants and (b) $141 million of Virginia jurisdictional major storm other operation and maintenance expenses deferred during the 2024-2025 biennial period. In September 2025, Virginia SCC staff submitted testimony concluding that all costs proposed by APCo for securitization are eligible for securitization in accordance with Virginia law. While also concluding that APCo’s proposed securitization of the Amos and Mountaineer Plants over 20 years offers benefits to customers through rate relief, Virginia SCC staff took no position on APCo’s proposed securitization of major storm other operation and maintenance expenses due to the lack of significant benefit or cost savings for customers. In October 2025, the Hearing Examiner recommended the Virginia SCC approve the requested $1.4 billion for securitization. The Virginia SCC’s final order is due in November 2025.

NOLCs in Transmission Formula Rates - June 2025 FERC Order

In June 2025, the FERC issued two orders, partially reversing its January 2024 decisions on the basis of IRS PLRs accepted into the record, and concluding that the accelerated depreciation-related NOLC adjustments should be included in rate base and should also be included in the computation of Excess ADIT regulatory liabilities to be refunded to customers. As a result of the June 2025 FERC orders, the Registrants recognized revenues, with interest, attributable to accelerated depreciation-related NOLCs included in transmission formula rates for years 2021 through 2025 and reduced Excess ADIT regulatory liabilities. The impact of the orders resulted in a $499 million increase in Earnings Attributable to AEP Common Shareholders in the second quarter of 2025. See the table below and the “FERC 2021 PJM and SPP Transmission Formula Rate Challenge” section of Note 4 for additional information.

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

Company (a)	Jurisdiction		Status

APCo	Virginia		Approved
APCo/WPCo	West Virginia	(b)	Pending
I&M	Indiana		Approved
I&M	Michigan		Approved
KGPCo	Tennessee		Approved
KPCo	Kentucky	(b)	Pending
PSO	Oklahoma	(b)	Approved, subject to refund
SWEPCo	Arkansas	(c)	Pending
SWEPCo	Louisiana	(b)	Pending
SWEPCo	Texas		Approved, subject to refund

(a)AEP Texas and OPCo do not have NOLCs on a stand-alone basis.
(b)Awaiting receipt of jurisdiction specific IRS PLR.
(c)Pending in 2025 Arkansas Base Rate Case.

Beginning in the second quarter of 2024 and continuing until the NOLC revenue requirement is in rates, AEP is recognizing additional regulatory assets related to revenue requirement amounts to be collected from customers. As of September 30, 2025, AEP has NOLC regulatory assets of $118 million on its balance sheet.

Noncontrolling Interest in OHTCo and IMTCo (Applies to AEP and AEPTCo)

In January 2025, AEP announced a partnership whereby nonaffiliated entities will acquire a 19.9% noncontrolling interest in OHTCo and IMTCo for $2.82 billion. The transaction closed in June 2025 and AEP received cash proceeds of approximately $2.78 billion, net of transaction costs. Net proceeds are being used to help finance AEP’s capital plan. See “Noncontrolling Interest in OHTCo and IMTCo” section of Note 6 for additional information.

Kentucky Securitization

In June 2025, KPCo issued $478 million of securitization bonds to recover $500 million of regulatory assets, including $311 million of plant retirement costs, $79 million of deferred storm costs related to 2020, 2021, 2022 and 2023 major storms, $56 million of under-recovered purchased power rider costs, $51 million of deferred purchased power expenses and $3 million of issuance-related expenses, including KPSC advisor expenses. The net bond proceeds of $478 million also included $6 million for non-utility issuance costs and a $29 million offset for net present value of return on accumulated deferred income taxes related to KPCo’s securitized plant retirement costs as ordered by the KPSC.

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

As a result of this legislation, through the third quarter of 2025, OPCo recorded a $24 million reduction to its OVEC-related purchased power regulatory asset for deferred net costs that are no longer probable of future recovery. Management is unable to predict the future impact to net income, cash flows and financial condition arising from the future changes in OPCo’s rate setting mechanisms and the elimination of OPCo’s ability to recover from, or refund to, customers the difference between purchased power expenses from OVEC and the market revenues OPCo receives from that purchased power.

Texas Legislation

On June 20, 2025, Texas House Bill 5247 (HB 5247) was signed into law by the Governor of Texas and became effective. The bill establishes a UTM for qualifying electric utilities to file annual interim rate adjustments for cost recovery of certain transmission and distribution capital expenditures. On June 27, 2025, AEP Texas filed with the PUCT notice of qualification and election to follow the new methodology as permitted by HB 5247. Qualifying electric utilities under HB 5247 consist of utilities that: (a) operate solely in ERCOT, (b) have been identified by the PUCT as having responsibility for constructing transmission infrastructure as part of ERCOT’s Permian Basin Reliability Plan and (c) make annual capital expenditures in transmission and distribution that exceed 300% of annual depreciation. Based on those requirements, AEP Texas is a qualifying electric utility and SWEPCo is not a qualifying electric utility.

The UTM permits a qualifying electric utility to defer all or a portion of costs associated with its eligible transmission and distribution capital investments, including depreciation expense and carrying costs, as a regulatory asset. The tracking mechanism is available through 2035 and is an alternative to the existing capital tracking mechanisms in Texas. As a result of the new legislation, AEP Texas deferred approximately $39 million of eligible costs through September 2025 as a regulatory asset.

In October 2025, AEP Texas submitted its first filing with the PUCT seeking recovery of eligible costs through the UTM established by HB 5247. This filing combined three recovery mechanisms (Interim Transmission Cost of Service and Distribution Cost Recovery Factor capital trackers and the Transmission Cost Recovery Factor) into a single filing. The capital tracker incremental revenue requirement sought in this filing is $109 million, including a request to recover, over a 12-month period, $42 million of eligible costs related to UTM deferrals and $2 million of eligible costs related to the System Resiliency Plan deferrals, both inclusive of equity carrying charges through the July 2025 test year period end. Investments included in the UTM and the existing capital tracker filings remain subject to prudency review in the utility’s next base rate review before the PUCT. If any of these deferred costs are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

Oklahoma Legislation

Effective August 28, 2025, in accordance with Oklahoma Senate Bill 998 (SB 998), a public utility that elects to defer costs may defer up to 90% of all depreciation expenses and returns associated with qualifying electric plants to a regulatory asset, provided the utility has notified the OCC of its election to do so. SB 998 excludes deferral of depreciation expense related to transmission plant and new electric generating units. Deferred costs will be recovered through base rates over a 20-year period and earn a return until recovered. SB 998 also allows for expedited recovery of new gas plant investments. Management does not expect the legislation to have a material impact on 2025 net income, cash flows and financial condition.

Federal Tax Legislation

On July 4, 2025, President Trump signed H.R. 1 into law, commonly known as the One Big Beautiful Bill Act (OBBBA). This budget reconciliation legislation modifies and accelerates the phase out of technology neutral PTCs and ITCs available for wind and solar projects, adds new restrictions to guard against certain foreign ownership or influence with respect to otherwise credit-eligible projects and makes 100% bonus depreciation permanent for certain non-regulated entities. With the exception of bonus depreciation, this legislation is prospective and has no material impact on the current period financial statements.

On August 15, 2025, the Department of Treasury and the IRS issued new and revised wind and solar tax credit guidance, Notice 2025-42, which modified the definition of “begin construction” for tax purposes by eliminating the previously available 5% cost safe harbor standard for projects that begin construction after September 1, 2025. This guidance is not expected to have a material impact on the Registrants.

On September 30, 2025, the Department of Treasury and the IRS issued interim guidance regarding the application of CAMT. The Registrants are subject to CAMT and will continue to evaluate the impact of that interim guidance.

Additional significant guidance from the Department of Treasury and the IRS is expected on the tax provisions in recently enacted legislation. AEP will continue to monitor any issued guidance and evaluate the impact on AEP’s future net income, cash flows and financial condition.

Forward Sale of Equity

In March 2025, AEP entered into separate forward sale agreements with non-affiliate forward purchasers relating to 22,549,020 shares of AEP’s common stock at an initial price of $102.00 per share, exclusive of an underwriting discount equal to $2.244 per share. Except in certain specified circumstances that would require physical share settlement, AEP may elect to settle the forward sale transaction by means of physical, cash or net share settlement. The timing of the settlement of the forward sale agreements is also at AEP’s discretion, and management currently expects settlement to occur on or prior to December 31, 2026. To the extent the forward sale agreements are physically settled, AEP will issue common stock to the forward purchasers and receive cash proceeds based on the applicable forward sale price on the settlement date as defined in the forward sale agreements. As of September 30, 2025, AEP expects approximately $2.25 billion of net cash proceeds from the full physical settlement of the forward sale agreements and management anticipates using any future proceeds for general corporate purposes, which may include capital contributions to utility subsidiaries, acquisitions or repayment of debt. The forward sale transactions will be classified as equity transactions because they are indexed to AEP’s common stock and physical settlement is within AEP’s control.

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

Fuel Cell Agreement

In November 2024, AEP executed a purchase agreement to acquire 100 MWs of solid oxide fuel cells with an option to acquire up to one gigawatt in total by the end of 2025. AEP, through its subsidiaries, is offering data centers and other large customers this custom solution to support their growing energy needs while grid infrastructure enhancements are completed to accommodate demand. By the first quarter of 2025, OPCo had signed two contracts totaling approximately 98 MW for electricity service from fuel cells. In February 2025, OPCo requested PUCO approval of those two contracts. The PUCO approved the contracts in May 2025.

In September 2025, an intervenor filed a request for rehearing with the Supreme Court of Ohio, opposing the PUCO's approval and claiming that the order was unlawful, anti-competitive, and discriminatory.

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

Claims for Indemnification Made by Owners of the Gavin Power Station

AEP sold the Gavin Power Station to Gavin Power LLC and Lighthouse Generation LLC in 2017. Pursuant to the PSA for that transaction, AEP maintained responsibility to complete closure of the 300 acre unlined fly ash reservoir (FAR) pond in accordance with the closure plan approved by the Ohio EPA and to indemnify the purchasers for that work. In November 2022, the Federal EPA made several assertions related to the CCR Rule (see “CCR Rule” section below for additional information), including an assertion that the closure of the FAR is noncompliant with the CCR Rule in multiple respects. The owners of the Gavin Power Station have notified AEP that they believe they are entitled to indemnification for any damages that may result from these claims. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the PSA. See “Claims for Indemnifications Made by Owners of the Gavin Power Station” section of Note 5 for additional information.

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

Impact of Environmental Compliance on the Generating Fleet

The rules and environmental control requirements discussed below will have a material impact on AEP’s operations.  As of September 30, 2025, AEP owned generating capacity of approximately 24,500 MWs, of which approximately 10,700 MWs were coal-fired.   In April 2024, the Federal EPA announced four major new rules directed at fossil-fuel electric generation facilities. Management continues to evaluate the impacts of these rules on the plans for the future of AEP’s generating fleet, in particular, the economic feasibility of making the requisite environmental investments in AEP’s fossil generation fleet. AEP continues to refine the cost estimates of complying with these rules to identify the best alternative for promoting compliance with all of the rules while meeting AEP’s obligations to provide reliable and affordable electricity.

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

Regional Haze

The Federal EPA issued a Clean Air Visibility Rule (CAVR) in 2005, which could require power plants and other facilities to install best available retrofit technology to address regional haze in federal parks and other protected areas. CAVR is implemented by the states, through SIPs, or by the Federal EPA, through FIPs. In 2017, the Federal EPA revised the rules governing submission of SIPs to implement the visibility programs. Petitions for review of the final rule revisions were filed in the U.S. Court of Appeals for the District of Columbia Circuit. In early 2018, the Federal EPA announced plans to revisit aspects of the final rule raised by petitioners in petitions for administrative reconsideration, and the court granted the Federal EPA’s motion to hold the litigation in abeyance. In September 2025, the Federal EPA issued an advanced notice of proposed rulemaking, soliciting information to assist the Federal EPA in potentially restructuring the Regional Haze Rule (RHR). Under the current RHR, states must submit SIPs to protect visibility in mandatory Class I Federal areas to demonstrate reasonable progress towards the national visibility goal. The Federal EPA intends to propose revisions to the RHR based on the input received.

The Federal EPA disapproved portions of the Texas regional haze SIP and finalized a FIP that allows participation in the CSAPR ozone season program to satisfy the NOX regional haze obligations for electric generating units in Texas. Additionally, the Federal EPA finalized an intrastate SO2 emissions trading program based on CSAPR allowance allocations. Environmental groups filed challenges to these various rulemakings in district courts in the Fifth Circuit and the District of Columbia Circuit. Management cannot predict the outcome of that litigation, although management supports the intrastate trading program as a compliance alternative to source-specific controls and intervened in the Fifth Circuit litigation in support of the Federal EPA. In July 2024, the U.S. District Court for the District of Columbia Circuit entered a consent decree setting deadlines for the Federal EPA to rule on Regional Haze SIPs for 32 states, including Texas. In September 2024, the Federal EPA signed a proposed rule to partially approve and partially disapprove the Texas SIP revision. In May 2025, the Federal EPA proposed to withdraw the prior proposed rule, including the proposed partial disapproval of the Texas SIP revision, and instead has proposed to approve the Texas Regional Haze SIP. The Federal EPA has recently approved Regional Haze SIP submissions for Ohio and West Virginia, both of which have been appealed by environmental groups. Management will continue to monitor the litigation and cannot predict the outcome.

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

The rule has been challenged by 27 states, numerous companies, trade associations and others. AEP has joined with several other utilities to challenge the rule and has asked the court to stay the rule during the litigation, and the appeals have been consolidated. In July 2024, the U.S. Court of Appeals for the District of Columbia Circuit denied those motions to stay and several parties, including AEP and other utilities, filed applications with the United States Supreme Court seeking an emergency stay. The Supreme Court denied those applications in October 2024 and the challenges to the rule before the D.C. Circuit Court of Appeals were placed on an expedited schedule, with oral arguments held in December 2024. On February 5, 2025, the Federal EPA filed an unopposed motion asking the court to withhold issuing an opinion and to hold the case in abeyance for 60 days to allow the new Agency leadership to review the underlying rule. The court granted that motion on February 19, 2025 and ordered the parties to file motions to govern further proceedings by April 21, 2025. On April 21, 2025, the Federal EPA filed an unopposed motion to hold the case in abeyance while the Federal EPA conducts a rulemaking to reassess the challenged rule, with status reports due every 90 days. The court has not ruled on that motion. On June 11, 2025, the Federal EPA proposed to determine that GHG emissions from fossil-fueled power plants do not significantly contribute to air pollution that may endanger public health or the environment. This determination would eliminate all GHG standards for existing and new fossil-fuel plants. As an alternative, the Federal EPA proposed to eliminate GHG standards for existing coal and gas units and to keep only certain emission limits applicable to new sources. These proposals have not been finalized. On July 29, 2025, the Federal EPA announced that it would be proposing a repeal of the 2009 Endangerment Finding, which determined that greenhouse gas emissions endanger public health and welfare. The 2009 Endangerment Finding is the basis of Federal EPA’s authority to regulate greenhouse gas emissions under the Clean Air Act and was used to first regulate motor vehicle emissions. Management is evaluating the Federal EPA’s proposed repeal of the 2009 Endangerment Finding and its impact on Federal EPA’s authority to regulate greenhouse gas emissions from electric generators. Management cannot predict the outcome of the current litigation or Federal EPA’s proposed actions related to the rule or the Endangerment Finding and any subsequent litigation that may result. Excessive costs to comply with environmental regulations have led to the announcement of early plant closures across the country. The Federal EPA’s 2024 GHG rules, and suite of other new rules issued simultaneously and discussed below, are directed at the fossil-fuel fired electric utility industry and could force AEP to close additional coal-fired generation facilities earlier than their estimated useful life, if those rules remain in place. If AEP is unable to recover the costs of its investments, it would reduce future net income and cash flows and impact financial condition.

AEP is committed to delivering reliable, affordable power and routinely submits IRPs in various regulatory jurisdictions to address future generation needs. A recent evaluation demonstrated that changing external conditions and business growth, including unprecedented load growth, evolving market and policy dynamics, and jurisdictional preferences will impact AEP’s corporate-wide pathway to reduce Scope 1 GHG emissions by 80% by 2030 through collective state IRPs. Accordingly, AEP continues to focus on supporting state-based clean energy mandates and decarbonization targets, including meeting the Virginia Clean Economy Act and Michigan Public Act 235 mandates that are on track for achievement. AEP remains committed to seeking advanced low-carbon generation solutions where supported. As an example, I&M and APCo are seeking early site permits to bring small modular reactors to Virginia and Indiana. In light of this shift, AEP will continue to assess aspirations to achieve net-zero Scope 1 and 2 emissions by 2045. AEP’s performance will ultimately be driven by the needs and desires of the states AEP serves and the company will continue to engage with regulators and policymakers to meet the energy needs while facilitating the delivery of reliable, affordable energy.

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

In April 2024, the Federal EPA finalized further revisions to the ELG rule that establish a zero liquid discharge standard for FGD wastewater, bottom ash transport water, and managed combustion residual leachate, as well as more stringent discharge limits for unmanaged combustion residual leachate. The revised rule provides a new compliance alternative that would eliminate the need to install zero liquid discharge systems for facilities that comply with the 2020 rule’s control technology requirements and commit by December 31, 2025, to retire by 2034. Management is evaluating the compliance alternatives in the rule, taking into consideration the requirements of the other new rules and their combined impacts to operations. Several appeals have been filed with various federal courts challenging the 2024 ELG rule. SWEPCo has also challenged the rule, by filing a joint appeal with a utility trade association in which AEP participates. The various appeals have been consolidated before the United States Court of Appeals for the Eighth Circuit. SWEPCo and the utility trade association filed a motion to stay the rule during the litigation. In October 2024, the court denied the motion. The litigation challenging the ELG Rule is being held in abeyance while the new administration evaluates the rule. In March 2025, the Federal EPA announced plans to reconsider the standards established by the 2024 ELG rule. Management cannot predict the outcome of the litigation.

In September 2025, the Federal EPA proposed to extend the compliance deadlines in the 2024 ELG Rule by five years as well as to establish a site-specific mechanism for extending compliance deadlines for both the 2020 and 2024 ELG Rules. The Federal EPA also published a direct final rule extending to December 31, 2031, the 2024 ELG Rule deadline for submitting a NOPP electing to cease coal combustion by December 31, 2034. The direct final rule extending the NOPP deadline becomes effective on December 1, 2025, if no adverse comments are received; otherwise, the proposed NOPP extension must complete the notice and comment process initiated by the proposed rule before taking effect. The Federal EPA is also soliciting comments on zero liquid discharge technology to be used in a future rulemaking. Management cannot predict the outcome of any further actions by the Federal EPA related to the ELG rule.

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

The table below summarizes the net book value, as of September 30, 2025, of generating facilities retired or planned for retirement in advance of the retirement date currently authorized for ratemaking purposes:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset		Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)						(in millions)
PSO	Northeastern Plant, Unit 3	$73.9	$212.8		2026		(c)	$16.1
SWEPCo	Pirkey Plant	—	134.1	(d)	2023		(e)	—
SWEPCo	Welsh Plant, Units 1 and 3	278.8	206.2		2028	(f)	(g)	46.5

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
(d)Represents Arkansas, Texas and FERC jurisdictional share.
(e)As part of the 2021 Arkansas Base Rate Case, the APSC granted SWEPCo regulatory asset treatment. SWEPCo is seeking recovery of the $37 million Arkansas jurisdictional share and a weighted average cost of capital carrying charge in the base rate case filed in March 2025. SWEPCo requested recovery of the Texas jurisdictional share of the remaining net book value of the Pirkey Plant in its 2025 Texas Base Rate Case. See the “Regulated Generating Units” section of Note 4 for additional information.
(f)In November 2020, management announced it will cease using coal at the Welsh Plant in 2028. In December 2024, SWEPCo filed an application for a CCN with the APSC, LPSC and PUCT to convert Welsh Plant, Units 1 and 3 to natural gas in 2028 and 2027, respectively.
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

The following discussion of AEP’s results of operations by operating segment provides a comparison of earnings (loss) attributable to AEP Common Shareholders for the three months ended and nine months ended September 30, 2025 as compared to the three months ended and nine months ended September 30, 2024 in accordance with GAAP. For AEP’s Vertically Integrated Utilities and Transmission and Distribution Utilities segments and Registrant Subsidiaries within these segments, the results include revenues from rate rider mechanisms designed to recover fuel, purchased power and other recoverable expenses such that the revenues and expenses associated with these items generally offset and do not affect Earnings Attributable to AEP Common Shareholders. For additional information regarding the financial results for the three and nine months ended September 30, 2025 and 2024, see the discussions of Results of Operations by Subsidiary Registrant.

A detailed discussion of AEP’s 2024 results of operations by operating segment can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operation section included in the 2024 Annual Report.

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in millions)
Vertically Integrated Utilities	$578.2	$571.5	$1,335.0	$1,198.0
Transmission and Distribution Utilities	267.6	245.2	656.1	542.3
AEP Transmission Holdco	199.9	214.7	1,012.9	624.1
Generation & Marketing	44.3	93.3	208.8	226.1
Corporate and Other	(118.0)	(165.1)	(214.8)	(287.5)
Earnings Attributable to AEP Common Shareholders	$972.0	$959.6	$2,998.0	$2,303.0

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

VERTICALLY INTEGRATED UTILITIES

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions of KWhs)
Retail:
Residential	8,842	8,959	24,618	24,191
Commercial	7,355	6,910	19,548	18,763
Industrial	8,552	8,562	25,248	25,563
Miscellaneous	599	612	1,701	1,718
Total Retail	25,348	25,043	71,115	70,235

Wholesale (a)	4,217	3,559	12,451	10,498

Total KWhs	29,565	28,602	83,566	80,733

(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in degree days)
Eastern Region
Actual – Heating	1	—	1,736	1,302
Normal – Heating	2	3	1,702	1,746

Actual – Cooling	722	854	1,104	1,328
Normal – Cooling	733	746	1,085	1,089

Western Region
Actual – Heating	—	—	966	743
Normal – Heating	—	1	903	910

Actual – Cooling	1,447	1,510	2,278	2,486
Normal – Cooling	1,415	1,434	2,186	2,173

Vertically Integrated Utilities
Reconciliation of 2024 to 2025 Earnings Attributable to AEP Common Shareholders
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2024 Earnings Attributable to AEP Common Shareholders	$571.5	$1,198.0

Changes in Revenues:
Retail Revenues	212.4	669.1
Off-system Sales	29.9	92.2
Transmission Revenues	23.1	95.0
Other Revenues	17.3	12.5
Total Change in Revenues	282.7	868.8

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(68.0)	(194.0)
Other Operation and Maintenance	(116.6)	(143.3)
Asset Impairments and Other Related Charges	—	13.4
Depreciation and Amortization	(16.8)	(123.5)
Taxes Other Than Income Taxes	(3.5)	12.6
Other Income	(0.4)	(0.4)
Allowance for Equity Funds Used During Construction	6.5	14.4
Non-Service Cost Components of Net Periodic Pension Cost	(9.1)	(20.9)
Interest Expense	(29.2)	(83.5)
Total Change in Expenses and Other	(237.1)	(525.2)

Income Tax Benefit	(39.0)	(207.3)
Equity Earnings of Unconsolidated Subsidiary	(0.2)	(0.3)
Net Income Attributable to Noncontrolling Interests	0.3	1.0

2025 Earnings Attributable to AEP Common Shareholders	$578.2	$1,335.0

Third Quarter of 2025 Compared to Third Quarter of 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $212 million primarily due to the following:
•A $140 million increase in rider revenues.
•A $64 million increase in weather-normalized revenues primarily in the residential and commercial classes, partially offset by a decrease in the industrial class.
•A $42 million increase in base rate revenues at I&M and PSO.
•A $35 million increase in fuel revenues primarily due to increases at APCo and I&M, partially offset by a decrease at PSO.
These increases were partially offset by:
•A $39 million decrease due to regulatory provisions for refund at I&M.
•A $22 million decrease in weather-related usage primarily in the residential class driven by an 8% decrease in cooling degree days.
•A $10 million decrease in rider revenues at APCo.
•Off-system Sales increased $30 million primarily due to economic hedging activity and Rockport Plant, Unit 2 merchant sales at I&M.

•Transmission Revenues increased $23 million primarily due to continued transmission investment.
•Other Revenues increased $17 million primarily due to an increase in sales of renewable energy credits at APCo and PSO and an increase in associated business development revenues driven by costs associated with a third-party construction project at SWEPCo.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $68 million primarily due to increases at APCo, I&M and PSO, partially offset by a decrease at SWEPCo.
•Other Operation and Maintenance expenses increased $117 million primarily due to the following:
•A $34 million increase in distribution expenses primarily due to vegetation management costs.
•An $18 million increase in employee-related expenses.
•A $17 million increase in PJM and SPP transmission expenses.
•A $10 million increase in generation expenses at PSO primarily due to acquisitions of generation facilities in 2025.
•A $9 million increase in transmission vegetation management costs.
•A $7 million increase in nuclear expenses at Cook Plant.
•Depreciation and Amortization expenses increased $17 million primarily due to the amortization of the Storm Recovery Funding securitized assets at SWEPCo and an overall higher depreciable base across all companies.
•Allowance for Equity Funds Used During Construction increased $7 million primarily due to higher CWIP.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $9 million primarily due to an increase in discount rates from 2024 to 2025.
•Interest Expense increased $29 million primarily due to higher long-term debt balances at PSO, an increase primarily associated with Storm Recovery Funding securitization bonds at SWEPCo and an increase at KPCo due to issuing securitization bonds in June 2025.
•Income Tax Benefit decreased $39 million primarily due to the following:
•A $14 million decrease due to an increase in flow-through cost of removal.
•A $10 million decrease due to an increase in pretax book income.
•An $8 million decrease due to the timing of the recognition of PTCs.
•A $7 million decrease due to an increase in flow-through CAMT expense.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $669 million primarily due to the following:
•A $240 million increase in rider revenues across all companies.
•A $173 million increase in base rate revenues at I&M and PSO.
•A $160 million increase due to a revenue refund provision recorded in 2024 associated with the Turk Plant and SWEPCo’s 2012 Texas Base Rate Case.
•A $95 million increase in fuel revenues primarily due to increases at APCo and I&M, partially offset by a decrease at PSO.
•A $92 million increase in weather-normalized revenues primarily in the residential and commercial classes, partially offset by a decrease in the industrial class.
•An $18 million increase in weather-related usage primarily in the residential class driven by a 32% increase in heating degree days.
These increases were partially offset by:
•A $110 million decrease due to regulatory provisions for refund at I&M.
•Off-system Sales increased $92 million primarily due to economic hedging activity and Rockport Plant, Unit 2 merchant sales at I&M.
•Transmission Revenues increased $95 million primarily due to the following:
•A $56 million increase due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•A $39 million increase due to continued transmission investment.
•Other Revenues increased $13 million primarily due to an increase in sales of renewable energy credits at APCo.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $194 million primarily due to increases at APCo and I&M, partially offset by decreases at PSO and SWEPCo.
•Other Operation and Maintenance expenses increased $143 million primarily due to the following:
•A $100 million increase in PJM and SPP transmission expenses.
•A $56 million increase in distribution expenses primarily due to vegetation management costs.
•A $53 million increase due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•An $18 million increase at APCo due to recoverable energy assistance program expenses for qualified Virginia customers.
These increases were partially offset by:
•A $76 million decrease in employee-related expenses due to the voluntary severance program that occurred in the second quarter of 2024.
•A $14 million decrease due to a disallowance recorded at SWEPCo on the remaining net book value of the Dolet Hills Power Station as a result of an LPSC approved settlement agreement in April 2024.
•Asset Impairments and Other Related Charges decreased $13 million due to the Federal EPA’s revised CCR rules finalized in 2024.
•Depreciation and Amortization expenses increased $124 million primarily due to the following:
•A $77 million increase primarily due to a higher depreciable base at APCo, I&M and SWEPCo.
•A $17 million increase at SWEPCo due to the amortization of the Storm Recovery Funding securitized assets.
•A $16 million increase due to a prior year deferral combined with current year amortization of Excess ADIT as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking at I&M.
•Taxes Other Than Income Taxes decreased $13 million primarily due to lower business and occupation taxes at APCo and WPCo.
•Allowance for Equity Funds Used During Construction increased $14 million primarily due to higher CWIP.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $21 million primarily due to an increase in discount rates from 2024 to 2025.
•Interest Expense increased $84 million primarily due to the following:
•A $37 million increase due to a prior year deferral of expenses as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking at I&M, PSO and SWEPCo.
•A $26 million increase due to higher long-term debt balances at PSO.
•A $17 million increase associated with Storm Recovery Funding securitization bonds at SWEPCo.
•Income Tax Benefit decreased $207 million primarily due to the following:
•A $212 million decrease due to a reduction in Excess ADIT regulatory liabilities at I&M, PSO and SWEPCo as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking recorded in 2024.
•A $67 million decrease due to an increase in pretax book income.
•A $32 million decrease due to the reversal of a regulatory liability related to the merchant portion of Turk Plant Excess ADIT as a result of the APSC’s denial of SWEPCo’s request to allow the merchant portion of the Turk Plant to serve Arkansas customers recorded in 2024.
•A $21 million decrease due to a decrease in amortization of Excess ADIT.
These decreases were partially offset by:
•A $114 million increase due to a reduction in Excess ADIT primarily due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.

TRANSMISSION AND DISTRIBUTION UTILITIES

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions of KWhs)
Retail:
Residential	8,256	8,206	21,566	21,079
Commercial	12,610	9,671	33,240	26,871
Industrial	7,009	6,725	20,813	20,363
Miscellaneous	209	213	553	573
Total Retail (a)	28,084	24,815	76,172	68,886

Wholesale (b)	552	504	1,683	1,347

Total KWhs	28,636	25,319	77,855	70,233

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in degree days)
Eastern Region
Actual – Heating	—	—	2,077	1,573
Normal – Heating	3	4	1,996	2,056

Actual – Cooling	734	844	1,076	1,266
Normal – Cooling	707	699	1,032	1,008

Western Region
Actual – Heating	—	—	296	162
Normal – Heating	—	—	208	198

Actual – Cooling	1,367	1,457	2,520	2,801
Normal – Cooling	1,348	1,401	2,369	2,487

Transmission and Distribution Utilities
Reconciliation of 2024 to 2025 Earnings Attributable to AEP Common Shareholders
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2024 Earnings Attributable to AEP Common Shareholders	$245.2	$542.3

Changes in Revenues:
Retail Revenues	86.8	151.3
Off-system Sales	16.1	41.9
Transmission Revenues	18.2	32.4
Other Revenues	(7.2)	(61.1)
Total Change in Revenues	113.9	164.5

Changes in Expenses and Other:
Purchased Electricity for Resale	(46.3)	(38.4)
Purchased Electricity from AEP Affiliates	(4.3)	37.1
Other Operation and Maintenance	(24.4)	(102.7)
Asset Impairments and Other Related Charges	—	52.9
Depreciation and Amortization	3.0	48.0
Taxes Other Than Income Taxes	(8.8)	(4.5)
Other Income	(3.3)	(5.3)
Allowance for Equity Funds Used During Construction	1.3	5.5
Non-Service Cost Components of Net Periodic Benefit Cost	(1.0)	(0.4)
Interest Expense	—	(19.6)
Total Change in Expenses and Other	(83.8)	(27.4)

Income Tax Expense	(7.8)	(25.6)
Equity Earnings of Unconsolidated Subsidiary	0.1	2.3

2025 Earnings Attributable to AEP Common Shareholders	$267.6	$656.1

Third Quarter of 2025 Compared to Third Quarter of 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $87 million primarily due to the following:
•A $49 million increase due to higher prices for purchased power for OPCo’s SSO customers.
•A $31 million increase in base case and rider revenues.
•A $12 million increase in weather-normalized revenues primarily in the residential class.
These increases were partially offset by:
•A $9 million decrease in weather-related usage primarily driven by a 13% decrease in cooling degree days in Ohio.
•Off-system Sales increased $16 million primarily due to increased sales of OVEC purchased power driven by higher market prices and volume.
•Transmission Revenues increased $18 million primarily due to the following:
•A $28 million increase in interim rates driven by increased transmission investments in Texas.
This increase was partially offset by:
•A $14 million decrease due to lower peak loads included in the 2025 billing rates in Texas.

•Other Revenues decreased $7 million primarily due to the following:
•A $12 million decrease primarily due to the maturity of Transition Funding III LLC securitization bonds in December 2024.
This decrease was partially offset by:
•A $5 million increase primarily due to data center load study revenues in Ohio.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses increased $46 million primarily due to the following:
•A $39 million increase in recoverable auction purchases in Ohio primarily due to higher prices.
•A $6 million increase in recoverable alternative energy rider expenses in Ohio.
•Other Operation and Maintenance expenses increased $24 million primarily due to the following:
•A $15 million increase in recoverable transmission expenses in Texas.
•A $4 million increase in distribution expenses in Texas.
•Depreciation and Amortization expenses decreased $3 million primarily due to the following:
•A $19 million decrease in the amortization of securitized transition assets due to the maturity of Transition Funding III LLC securitization bonds in December 2024.
•A $6 million decrease due to the deferral of eligible costs related to the UTM.
These decreases were partially offset by:
•An $11 million increase primarily due to higher depreciable base and lower capital rider under recoveries in Ohio.
•A $9 million increase due to a higher depreciable base in Texas.
•Taxes Other Than Income Taxes increased $9 million primarily due to an increase in property taxes in Ohio.
•Income Tax Expense increased $8 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $151 million primarily due to the following:
•A $164 million increase in base case and rider revenues.
•A $25 million increase in weather-related usage driven by a 32% increase in heating degree days in the Eastern Region and an 83% increase in heating degree days in the Western Region.
These increases were partially offset by:
•A $39 million decrease due to lower purchased power in OPCo’s SSO customers.
•Off-system Sales increased $42 million primarily due to increased sales of OVEC purchased power driven by higher market prices and volume.
•Transmission Revenues increased $32 million primarily due to the following:
•A $70 million increase in interim rates driven by increased transmission investments in Texas.
•An $11 million increase primarily due to continued transmission investment in Ohio.
These increases were partially offset by:
•A $48 million decrease due to lower peak loads included in the 2025 billing rates in Texas.
•Other Revenues decreased $61 million primarily due to the following:
•A $54 million decrease primarily due to the maturity of Transition Funding III LLC securitization bonds in December 2024.
•A $7 million decrease primarily due to lower third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses increased $38 million primarily due to the following:
•A $24 million increase primarily due to the amortization of OVEC-related purchased power regulatory assets driven by higher market prices.
•A $24 million increase due to a reduction in regulatory assets for OVEC-related purchased power costs that are no longer probable of future recovery due to approved legislation in Ohio in 2025.
These increases were partially offset by:
•A $6 million decrease in recoverable alternative energy rider expenses.
•Purchased Electricity from AEP Affiliates expenses decreased $37 million primarily due to decreased recoverable purchases to serve SSO customers in Ohio.

•Other Operation and Maintenance expenses increased $103 million primarily due to the following:
•A $120 million increase in recoverable transmission expenses.
•A $16 million increase in transmission and distribution expenses in Texas.
•A $7 million increase in property and liability insurance expenses in Texas.
These increases were partially offset by:
•A $32 million decrease in employee-related expenses due to the voluntary severance program that occurred in the second quarter of 2024.
•A $20 million decrease related to recoverable energy assistance program expenses for qualified Ohio customers.
•Asset Impairments and Other Related Charges decreased $53 million due to the Federal EPA's Revised CCR rules finalized in 2024.
•Depreciation and Amortization expenses decreased $48 million due to the following:
•A $51 million decrease in the amortization of securitized transition assets due to the maturity of Transition Funding III LLC securitization bonds in December 2024.
•A $17 million decrease due to the deferral of eligible costs related to the UTM.
•A $9 million decrease primarily due to capital rider under-recoveries in Ohio.
These decreases were partially offset by:
•A $28 million increase due to a higher depreciable base in Texas.
•Other Income decreased $5 million primarily due to lower interest income as a result of lower advances to affiliates.
•Allowance for Equity Funds Used During Construction increased $6 million primarily due to a higher AFUDC base.
•Interest Expense increased $20 million primarily due to:
•A $32 million increase due to higher debt balances in Ohio and higher debt balances and interest rates in Texas.
•A $5 million increase due to a decrease in the debt component of AFUDC in Texas.
These increases were partially offset by:
•A $19 million decrease due to the deferral of eligible costs related to the UTM.
•Income Tax Expense increased $26 million primarily due to an increase in pretax book income.

AEP TRANSMISSION HOLDCO
Summary of Investment in Transmission Assets for AEP Transmission Holdco

	September 30,
	2025	2024
	(in millions)
Plant in Service	$16,876.9	$15,125.0
Construction Work in Progress	2,376.4	2,411.1
Accumulated Depreciation and Amortization	1,891.6	1,555.5
Total Transmission Property, Net	$17,361.7	$15,980.6

AEP Transmission Holdco
Reconciliation of 2024 to 2025 Earnings Attributable to AEP Common Shareholders
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2024 Earnings Attributable to AEP Common Shareholders	$214.7	$624.1

Changes in Transmission Revenues:
Transmission Revenues	60.7	372.2
Total Change in Transmission Revenues	60.7	372.2

Changes in Expenses and Other:
Other Operation and Maintenance	(13.3)	(12.9)
Depreciation and Amortization	(13.0)	(33.3)
Taxes Other Than Income Taxes	(6.1)	(6.7)
Interest and Investment Income	(1.5)	(5.9)
Allowance for Equity Funds Used During Construction	(3.5)	—
Non-Service Cost Components of Net Periodic Pension Cost	(1.2)	(1.7)
Interest Expense	(7.1)	(12.5)
Total Change in Expenses and Other	(45.7)	(73.0)

Income Tax Expense	(1.1)	182.6
Equity Earnings of Unconsolidated Subsidiaries	(2.2)	(6.1)
Net Income Attributable to Noncontrolling Interests	(26.5)	(86.9)

2025 Earnings Attributable to AEP Common Shareholders	$199.9	$1,012.9

Third Quarter of 2025 Compared to Third Quarter of 2024

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $61 million primarily due to continued transmission investment.

Expenses and Other and Net Income Attributable to Noncontrolling Interests changed between years as follows:

•Other Operation and Maintenance expenses increased $13 million primarily due to an increase in employee-related expenses, vegetation management expenses and other miscellaneous expenses.
•Depreciation and Amortization expenses increased $13 million primarily due to a higher depreciable base.
•Taxes other than Income Taxes increased $6 million due to higher property taxes driven by increased investment.
•Interest Expense increased $7 million primarily due to higher long-term debt balances and interest rates.

•Net Income Attributable to Noncontrolling Interests increased $27 million primarily due to the Midwest Transmission noncontrolling interest transaction that closed in June 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $372 million primarily due to the following:
•A $214 million increase due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•A $158 million increase due to continued transmission investment.

Expenses and Other, Income Tax Expense, Equity Earnings of Unconsolidated Subsidiaries and Net Income Attributable to Noncontrolling Interests changed between years as follows:
•Other Operation and Maintenance expenses increased $13 million primarily due to an increase in vegetation management expenses, affiliated rent expense and other miscellaneous expenses, partially offset by a decrease in employee-related expenses primarily due to the voluntary severance program that occurred in the second quarter of 2024.
•Depreciation and Amortization expenses increased $33 million due to a higher depreciable base.
•Taxes other than Income Taxes increased $7 million primarily due to higher property taxes driven by increased investment.
•Interest and Investment income decreased by $7 million due to lower advances to affiliates.
•Interest Expense increased $13 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense decreased $183 million primarily due to the following:
•A $254 million decrease due to a reduction in Excess ADIT as a result of the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
This decrease was partially offset by:
•A $62 million increase due to an increase in pretax book income.
•Equity Earnings of Unconsolidated Subsidiaries decreased $6 million due to lower pretax earnings by ETT and PATH-WV.
•Net Income Attributable to Noncontrolling Interests increased $87 million primarily due to the Midwest Transmission noncontrolling interest transaction that closed in June 2025.

GENERATION & MARKETING

Reconciliation of 2024 to 2025 Earnings Attributable to AEP Common Shareholders
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2024 Earnings Attributable to AEP Common Shareholders	$93.3	$226.1

Changes in Revenues:
Merchant Generation	27.3	66.6
Renewable Generation	(9.1)	(24.7)
Retail, Trading and Marketing	195.4	453.8
Total Change in Revenues	213.6	495.7

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(211.3)	(549.8)
Other Operation and Maintenance	(14.8)	29.0
Asset Impairments and Other Related Charges	—	76.2
Depreciation and Amortization	0.1	5.0
Taxes Other Than Income Taxes	0.1	(0.2)
Interest and Investment Income	—	(6.0)
Non-Service Cost Components of Net Periodic Benefit Cost	(0.6)	(1.5)
Interest Expense	2.5	9.5
Total Change in Expenses and Other	(224.0)	(437.8)

Income Tax Expense	(38.6)	(74.3)
Equity Earnings of Unconsolidated Subsidiaries	—	(0.9)

2025 Earnings Attributable to AEP Common Shareholders	$44.3	$208.8
Third Quarter of 2025 Compared to Third Quarter of 2024

The major components of the increase in Revenues were as follows:

•Merchant Generation increased $27 million primarily due to higher realized prices in 2025.
•Renewable Generation decreased $9 million primarily due to the sale of AEP OnSite Partners in September 2024.
•Retail, Trading and Marketing increased $195 million primarily due to higher MTM hedging activity and higher market prices in 2025.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $211 million primarily due to an increase in energy costs in 2025.
•Other Operation and Maintenance expenses increased $15 million primarily due to the gain on a solar contract termination agreement in 2024.
•Income Tax Expense increased $39 million primarily due to a decrease in amortization of deferred ITCs related to the sale of AEP OnSite Partners in September 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The major components of the increase in Revenues were as follows:

•Merchant Generation increased $67 million primarily due to higher realized prices in 2025.
•Renewable Generation decreased $25 million primarily due to the sale of AEP OnSite Partners in September 2024.
•Retail, Trading and Marketing increased $454 million primarily due to higher MTM hedging activity and higher market prices in 2025.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $550 million primarily due to an increase in energy costs in 2025.
•Other Operation and Maintenance expenses decreased $29 million primarily due to renewable contract termination proceeds in 2025 and the sale of AEP OnSite Partners in September 2024.
•Asset Impairments and Other Related Charges decreased $76 million due to the Federal EPA’s revised CCR rules finalized in 2024.
•Depreciation and Amortization expenses decreased $5 million primarily due to the sale of AEP OnSite Partners in September 2024.
•Interest and Investment Income decreased $6 million primarily due to the sale of AEP OnSite Partners in September 2024.
•Interest Expense decreased $10 million due to lower advances from affiliates.
•Income Tax Expense increased $74 million primarily due to:
•A $54 million increase due to a decrease in amortization of deferred ITCs related to the sale of NMRD and AEP OnSite Partners in 2024.
•A $12 million increase due to an increase in pretax book income.

CORPORATE AND OTHER

Third Quarter of 2025 Compared to Third Quarter of 2024

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $165 million in 2024 to a loss of $118 million in 2025 primarily due to:

•A $28 million decrease in interest expense due to lower interest rates.
•A $23 million increase at EIS primarily due to decreased insurance reserves.
•A $19 million loss contingency recorded in 2024 associated with the SEC investigation.
•A $6 million increase in equity earnings.
These increases in earnings were partially offset by:
•A $15 million increase in Income Tax Expense primarily due to an increase in pretax book income.
•A $13 million decrease in interest income primarily due to lower advances to affiliates.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $288 million in 2024 to a loss of $215 million in 2025 primarily due to:

•A $41 million decrease in interest expense due to lower interest rates.
•A $19 million loss contingency recorded in 2024 associated with the SEC investigation.
•An $18 million increase in equity earnings.
•A $14 million increase in Income Tax Benefit primarily due to an increase in PTCs.
•An $11 million increase due to the recognition of deferred revenues for completed agreements.
These increases in earnings were partially offset by:
•A $29 million decrease in interest income primarily due to lower advances to affiliates.

AEP CONSOLIDATED INCOME TAXES

Third Quarter of 2025 Compared to Third Quarter of 2024

Income Tax Expense increased $101 million primarily due to:
•A $38 million increase due to a decrease in amortization of deferred ITCs related to the sale of AEP OnSite Partners in 2024.
•A $26 million increase due to an increase in pretax book income.
•A $13 million increase due to an increase in flow-through expense primarily driven by cost of removal.
•A $10 million increase due to a decrease in PTCs.
•A $7 million increase due to an increase in state taxes.
•A $7 million increase due to an increase in flow-through CAMT expense.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Income Tax Benefit decreased $111 million primarily due to:
•A $212 million reduction in Excess ADIT regulatory liabilities at I&M, PSO and SWEPCo as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking recorded in 2024.
•A $184 million decrease due to an increase in pretax book income.
•A $54 million decrease due to a decrease in amortization of deferred ITCs related to the sale of NMRD and AEP OnSite Partners in 2024.
•A $32 million decrease due to a reduction in Excess ADIT regulatory liabilities as a result of the APSC’s denial of SWEPCo’s request to allow the merchant portion of the Turk Plant to serve Arkansas customers recorded in 2024.
•A $16 million decrease due to a decrease in amortization of Excess ADIT.
•A $13 million decrease due to an increase in flow-through expense primarily driven by cost of removal.
These decreases in Income Tax Benefit were partially offset by:
•A $368 million increase due to a reduction in Excess ADIT as a result of the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•A $37 million increase due to an increase in PTCs.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	September 30, 2025		December 31, 2024
	(dollars in millions)
Long-term Debt, including amounts due within one year	$46,137.6	58.6%	$42,642.8	59.1%
Short-term Debt	1,157.7	1.4	2,523.8	3.5
Total Debt	47,295.3	60.0	45,166.6	62.6
AEP Common Equity	30,389.3	38.6	26,943.8	37.3
Noncontrolling Interests	1,090.0	1.4	42.3	0.1
Total Debt and Equity Capitalization	$78,774.6	100.0%	$72,152.7	100.0%

AEP’s ratio of debt-to-total capital decreased from 62.6% to 60.0% as of December 31, 2024 and September 30, 2025, respectively, primarily due to an increase in earnings and the Midwest Transmission Holdings Noncontrolling Interest transaction, partially offset by an increase in long-term debt to support AEP’s capital investment plan in addition to working capital needs.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity for the next twelve months and foreseeable future.  As of September 30, 2025, AEP had $6 billion of revolving credit facilities to support its commercial paper program.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, long-term asset securitizations, leasing agreements, hybrid securities or common stock, including the settlement of the March 2025 forward sale of equity, which is expected to occur on or prior to December 31, 2026. AEP and its utilities finance its operations with commercial paper and other variable rate instruments that are subject to fluctuations in interest rates. To the extent that there is an increase in interest rates, it could reduce future net income and cash flows and impact financial condition.

Market volatility and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness. AEP continues monitoring the current bank environment and any impacts thereof. AEP was not materially impacted by these conditions during the nine months ended September 30, 2025.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments. As of September 30, 2025, available liquidity was approximately $6.8 billion as illustrated in the table below:

		Amount	Maturity
Commercial Paper Backup:		(in millions)
	Revolving Credit Facility	$5,000.0	March 2029
	Revolving Credit Facility	1,000.0	March 2027
Cash and Cash Equivalents		1,067.7
Total Liquidity Sources		7,067.7
Less:	AEP Commercial Paper Outstanding	250.0
Net Available Liquidity		$6,817.7

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during the first nine months of 2025 was $2.9 billion.  The weighted-average interest rate for AEP’s commercial paper for the nine months ended September 30, 2025 was 4.58%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $450 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of September 30, 2025 was $364 million with maturities ranging from October 2025 to September 2026.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2027. As of September 30, 2025, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually-defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of September 30, 2025, this contractually-defined percentage was 55.5%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $100 million, would cause an event of default under these credit agreements.  This condition also applies, at the more restrictive level of $50 million of debt outstanding, in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

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

ATM Program

In 2024, approximately $0.4 billion of common stock was offered and sold under the ATM program. There were no issuances under the ATM program for the nine months ended September 30, 2025. Approximately $1.3 billion of equity is available for issuance under the ATM program upon the filing of a prospectus supplement.

Dividend Policy and Restrictions

The Board of Directors of AEP (AEP Board) declared a quarterly dividend of $0.95 per share in October 2025. Future dividends are at the discretion of the AEP Board and may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 13 for additional information.

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

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$246.0	$379.0
Net Cash Flows from Operating Activities	5,130.8	5,076.9
Net Cash Flows Used for Investing Activities	(7,749.1)	(4,769.5)
Net Cash Flows from (Used for) Financing Activities	3,479.1	(387.2)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	860.8	(79.8)
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,106.8	$299.2

Operating Activities

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Net Income	$3,090.8	$2,309.9
Non-Cash Adjustments to Net Income (a)	2,516.8	2,540.7
Mark-to-Market of Risk Management Contracts	(192.6)	(97.6)
Pension Contributions to Qualified Plan Trust	(94.7)	—
Property Taxes	541.3	508.3
Deferred Fuel Over/Under-Recovery, Net	164.7	304.6
Change in Other Noncurrent Assets	(719.7)	(244.0)
Change in Other Noncurrent Liabilities	133.8	193.8
Change in Certain Components of Working Capital	(309.6)	(438.8)
Net Cash Flows from Operating Activities	$5,130.8	$5,076.9

(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Deferred Income Taxes, Asset Impairments and Other Related Charges and AFUDC.

Net Cash Flows from Operating Activities increased by $54 million primarily due to the following:
•A $757 million increase in cash from Net Income, after non-cash adjustments. See “Results of Operations” for further detail.
This increase in cash was partially offset by:
•A $476 million decrease in cash from Change in Other Noncurrent Assets primarily due to timing differences in collections from customers under rate rider mechanisms, including storm restoration expenses incurred in several jurisdictions. See Note 4 - Rate Matters for additional information.
•A $140 million decrease in cash primarily due to the timing of fuel and purchase power related revenues and expenses.
•A $95 million decrease in cash due to a discretionary contribution to the qualified pension plan. See Note 7 - Benefit Plans for additional information.

Investing Activities

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Construction Expenditures	$(6,001.2)	$(5,168.6)
Acquisitions of Generation Facilities	(1,657.3)	—
Acquisitions of Nuclear Fuel	(88.9)	(98.4)
Proceeds from Sales of Assets	12.6	365.0
Proceeds from Sale of Equity Method Investment	—	114.0
Other	(14.3)	18.5
Net Cash Flows Used for Investing Activities	$(7,749.1)	$(4,769.5)

Net Cash Flows Used for Investing Activities increased by $3 billion primarily due to the following:
•A $1.7 billion increase due to the acquisitions of Green Country Power Plant, Pixley Solar Energy Facility, Flat Ridge IV Wind Energy Facility and Flat Ridge V Wind Energy Facility. See “Acquisitions” section of Note 6 for additional information.
•An $833 million increase in Construction Expenditures primarily due to increases in Vertically Integrated Utilities of $409 million and Transmission and Distribution Utilities of $348 million.
•A $352 million decrease in Proceeds from Sales of Assets primarily due to the sale of AEP OnSite Partners in 2024. See “Dispositions” section of Note 6 for additional information.
•A $114 million decrease in Proceeds from Sale of Equity Method Investment. See “Dispositions” section of Note 6 for additional information.

Financing Activities

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Issuance of Common Stock	$187.5	$513.0
Issuance/Retirement of Debt, Net	2,079.3	608.8
Principal Payments for Finance Lease Obligations	(37.9)	(51.2)
Proceeds from the Midwest Transmission Holdings Noncontrolling Interest Transaction, Net of Transaction Costs	2,782.9	—
Dividends Paid on Common Stock	(1,497.9)	(1,402.7)
Other	(34.8)	(55.1)
Net Cash Flows from (Used for) Financing Activities	$3,479.1	$(387.2)

Net Cash Flows from (Used for) Financing Activities increased by $3.9 billion primarily due to the following:
•A $2.8 billion increase due to proceeds from the Midwest Transmission Holdings Noncontrolling Interest transaction. See “Noncontrolling Interest in OHTCo and IMTCo” section of Note 6 for additional information.
•A $2.5 billion increase in issuances of long-term debt. See Note 13 - Financing Activities for additional information.
These increases in cash were partially offset by:
•An $835 million increase in retirements of long-term debt. See Note 13 - Financing Activities for additional information.
•A $326 million decrease in issuances of common stock primarily under AEP’s ATM Program. See Note 13 - Financing Activities for additional information.

See the “Long-term Debt Subsequent Events” section of Note 13 for Long-term debt and other securities issued, retired and principal payments made after September 30, 2025 through October 29, 2025, the date that the third quarter Form 10-Q was filed.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $11.9 billion of capital expenditures in 2025.  For the five-year period, 2026 through 2030, management forecasts capital expenditures of $72 billion. Management’s forecasted capital expenditures reflect planned investments for transmission infrastructure and new generation resources to support existing customers and forecasted large load increases and continued improvements in distribution system reliability.

Estimated capital expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, supply chain issues, weather, legal reviews, inflation and the ability to access capital.  Management has funded, or expects to fund, these capital expenditures through cash flows from operations and financing activities.  Generally, the Registrant Subsidiaries use cash or short-term borrowings under the money pool to fund these expenditures until long-term funding is arranged.

The 2026-2030 estimated capital expenditures by Business Segment are as follows:

Segment	2026-2030 Budgeted Capital Expenditures
(in millions)
Vertically Integrated Utilities	$37,155
Transmission and Distribution Utilities	22,537
AEP Transmission Holdco	10,607
Generation & Marketing	111
Corporate and Other	1,556
Total	$71,966

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

Management employs risk management contracts including physical forward and financial forward purchase-and-sale contracts.  Management engages in risk management of power, capacity, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  As a result, AEP is subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the AEP Board.  AEPSC’s market risk oversight staff independently monitors risk policies, procedures and risk levels and provides members of the Regulated Risk Committee and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Chief Financial Officer, Executive Vice President and Chief Commercial Officer, Senior Vice President and Treasurer, Senior Vice President of Regulated Commercial Operations, President AEP Transmission, and Senior Vice President Finance. The Competitive Risk Committee consists of AEPSC’s Chief Financial Officer, Executive Vice President and Chief Commercial Officer, Senior Vice President and Treasurer, and Senior Vice President of Competitive Commercial Operations.  When commercial activities exceed predetermined limits, positions are modified to reduce the risk to be within the limits unless specifically approved by the respective committee.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2024:

MTM Derivative Contract Net Assets (Liabilities)

Nine Months Ended September 30, 2025

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contracts - Commodity Net Assets (Liabilities) as of December 31, 2024	$91.8	$(48.0)	$161.8	$205.6
Gain from Contracts Realized/Settled During the Period and Entered in a Prior Period	(74.4)	—	(33.2)	(107.6)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	10.7	10.7
Changes in Fair Value Due to Market Fluctuations During the Period (b)	(14.7)	—	63.2	48.5
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	218.1	3.8	—	221.9
Total MTM Risk Management Contracts - Commodity Net Assets (Liabilities) as of September 30, 2025	$220.8	$(44.2)	$202.5	379.1
Commodity Cash Flow Hedge Contracts				97.3
Fair Value Hedge Contracts				(49.0)
Collateral Deposits				(64.5)
Total MTM Derivative Contract Net Assets as of September 30, 2025				$362.9

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

AEP has risk management contracts (includes non-derivative contracts) with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of September 30, 2025, credit exposure net of collateral to sub investment grade counterparties was approximately 10.24%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of September 30, 2025, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$585.9	$69.8	$516.1	3	$313.8
Non-investment Grade	5.4	0.9	4.5	2	4.5
No External Ratings:
Internal Investment Grade	13.9	—	13.9	2	8.9
Internal Non-investment Grade	129.8	73.8	56.0	2	48.8
Total as of September 30, 2025	$735.0	$144.5	$590.5

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

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model, which calculates VaR, to measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of September 30, 2025, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities. The non-trading portfolio consists primarily of economic hedges of generation and retail supply activities.

The following tables show the end, high, average and low market risk as measured by VaR for the periods indicated:

VaR Model
Trading Portfolio

Nine Months Ended				Twelve Months Ended
September 30, 2025				December 31, 2024
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$0.1	$0.7	$0.2	$0.1	$0.2	$1.7	$0.3	$0.1

VaR Model
Non-Trading Portfolio

Nine Months Ended				Twelve Months Ended
September 30, 2025				December 31, 2024
End	High	Average	Low	End	High	Average	Low
(in millions)				(in millions)
$1.6	$28.8	$9.8	$1.6	$37.9	$98.6	$19.3	$7.6

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. Prior to 2022, interest rates remained at low levels and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. During 2022 and 2023, the Federal Reserve approved 11 rate increases for a total cumulative increase of 5.25%. In light of the progress on inflation and the balance of risks, the Federal Reserve authorized three rate cuts in 2024, totaling a cumulative decrease of 1.0%. In September 2025, the Federal Reserve approved an additional 0.25% rate cut. AEP has outstanding short and long-term debt which is subject to variable rates. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes on interest rates. For the nine months ended September 30, 2025 and 2024, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $30 million and $21 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES
Vertically Integrated Utilities	$3,511.2	$3,248.8	$9,531.2	$8,722.0
Transmission and Distribution Utilities	1,680.2	1,568.5	4,638.3	4,480.5
Generation & Marketing	693.8	483.7	1,975.4	1,442.1
Other Revenues	125.2	119.1	415.8	380.4
TOTAL REVENUES	6,010.4	5,420.1	16,560.7	15,025.0

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,980.2	1,659.2	5,374.5	4,603.5
Other Operation	797.8	805.8	2,087.8	2,385.4
Maintenance	405.1	343.7	1,114.3	1,012.7
Asset Impairments and Other Related Charges	—	—	—	142.5
Depreciation and Amortization	879.6	852.7	2,566.1	2,461.7
Taxes Other Than Income Taxes	426.3	407.2	1,213.3	1,211.2
TOTAL EXPENSES	4,489.0	4,068.6	12,356.0	11,817.0

OPERATING INCOME	1,521.4	1,351.5	4,204.7	3,208.0

Other Income (Expense):
Other Income	12.1	28.5	35.4	55.2
Allowance for Equity Funds Used During Construction	58.5	54.2	172.9	153.0
Non-Service Cost Components of Net Periodic Benefit Cost	34.4	46.5	104.1	129.0
Interest Expense	(508.5)	(498.8)	(1,492.9)	(1,400.0)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	1,117.9	981.9	3,024.2	2,145.2

Income Tax Expense (Benefit)	138.7	37.5	13.3	(97.7)
Equity Earnings of Unconsolidated Subsidiaries	21.1	17.3	79.9	67.0

NET INCOME	1,000.3	961.7	3,090.8	2,309.9

Net Income Attributable to Noncontrolling Interests	28.3	2.1	92.8	6.9

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$972.0	$959.6	$2,998.0	$2,303.0

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	534,867,357	532,208,876	534,186,206	529,230,818

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.82	$1.80	$5.61	$4.35

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	537,988,799	533,600,842	536,364,715	530,456,985

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.81	$1.80	$5.59	$4.34

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$1,000.3	$961.7	$3,090.8	$2,309.9

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(4.1) and $(12.3) for the Three Months Ended September 30, 2025 and 2024, Respectively, and $(6.8) and $(8.0) for the Nine Months Ended September 30, 2025 and 2024, Respectively	(15.4)	(46.3)	(25.5)	(30.1)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0.1 and $(0.1) for the Three Months Ended September 30, 2025 and 2024, Respectively, and $0.2 and $(0.3) for the Nine Months Ended September 30, 2025 and 2024, Respectively	0.2	(0.6)	0.8	(1.3)

TOTAL OTHER COMPREHENSIVE LOSS	(15.2)	(46.9)	(24.7)	(31.4)

TOTAL COMPREHENSIVE INCOME	985.1	914.8	3,066.1	2,278.5

Total Comprehensive Income Attributable To Noncontrolling Interests	28.3	2.1	92.8	6.9

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$956.8	$912.7	$2,973.3	$2,271.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2023	527.4	$3,427.9	$9,073.9	$12,800.4		$(55.5)	$39.2	$25,285.9

Issuance of Common Stock	0.8	5.4	35.2					40.6
Common Stock Dividends				(465.5)	(a)		(1.4)	(466.9)
Other Changes in Equity			(14.8)					(14.8)
Net Income				1,003.1			2.6	1,005.7
Other Comprehensive Loss						(6.8)		(6.8)
TOTAL EQUITY – MARCH 31, 2024	528.2	3,433.3	9,094.3	13,338.0		(62.3)	40.4	25,843.7

Issuance of Common Stock	4.9	32.1	403.1					435.2
Common Stock Dividends				(467.0)	(a)		(2.1)	(469.1)
Other Changes in Equity			1.1					1.1
Net Income				340.3			2.2	342.5
Other Comprehensive Income						22.3		22.3
TOTAL EQUITY – JUNE 30, 2024	533.1	3,465.4	9,498.5	13,211.3		(40.0)	40.5	26,175.7

Issuance of Common Stock	0.6	3.3	33.9					37.2
Common Stock Dividends				(470.2)	(a)		(1.2)	(471.4)
Other Changes in Equity			2.5					2.5
Net Income				959.6			2.1	961.7
Other Comprehensive Loss						(46.9)		(46.9)
TOTAL EQUITY – SEPTEMBER 30, 2024	533.7	$3,468.7	$9,534.9	$13,700.7		$(86.9)	$41.4	$26,658.8

TOTAL EQUITY – DECEMBER 31, 2024	534.1	$3,471.6	$9,606.1	$13,869.2		$(3.1)	$42.3	$26,986.1

Issuance of Common Stock	1.1	7.1	68.3					75.4
Common Stock Dividends				(500.0)	(b)		(1.0)	(501.0)
Other Changes in Equity			(22.1)					(22.1)
Net Income				800.2			2.0	802.2
Other Comprehensive Income						23.4		23.4
TOTAL EQUITY – MARCH 31, 2025	535.2	3,478.7	9,652.3	14,169.4		20.3	43.3	27,364.0

Issuance of Common Stock	0.6	3.7	52.7					56.4
Common Stock Dividends				(498.5)	(b)		(1.0)	(499.5)
Other Changes in Equity			9.1				0.1	9.2
Midwest Transmission Holdings Noncontrolling Interest Transaction			1,790.5				992.4	2,782.9
Net Income				1,225.8			62.5	1,288.3
Other Comprehensive Loss						(32.9)		(32.9)
TOTAL EQUITY – JUNE 30, 2025	535.8	3,482.4	11,504.6	14,896.7		(12.6)	1,097.3	30,968.4

Issuance of Common Stock	0.5	3.6	52.1					55.7
Capital Contribution from Noncontrolling Interest							33.9	33.9
Common Stock Dividends				(499.4)	(b)			(499.4)
Dividends Paid to Noncontrolling Interest							(69.5)	(69.5)
Other Changes in Equity			5.1					5.1
Net Income				972.0			28.3	1,000.3
Other Comprehensive Loss						(15.2)		(15.2)
TOTAL EQUITY – SEPTEMBER 30, 2025	536.3	$3,486.0	$11,561.8	$15,369.3		$(27.8)	$1,090.0	$31,479.3

(a)    Cash dividends declared per AEP common share were $0.88.
(b)    Cash dividends declared per AEP common share were $0.93.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(in millions)
(Unaudited)

	September 30,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$1,067.7	$202.9
Restricted Cash (September 30, 2025 and December 31, 2024 Amounts Include $39.1 and $43.1, Respectively, Related to Transition Funding, Restoration Funding, Appalachian Consumer Rate Relief Funding, Storm Recovery Funding and Cost Recovery Funding)	39.1	43.1
Other Temporary Investments (September 30, 2025 and December 31, 2024 Amounts Include $215.2 and $206.7, Respectively, Related to EIS)	225.4	215.4
Accounts Receivable:
Customers	1,141.4	1,100.1
Accrued Unbilled Revenues	355.0	367.0
Pledged Accounts Receivable – AEP Credit	1,336.2	1,161.5
Miscellaneous	63.2	64.1
Allowance for Credit Losses	(62.7)	(60.8)
Total Accounts Receivable	2,833.1	2,631.9
Fuel	599.0	748.9
Materials and Supplies	986.7	966.2
Risk Management Assets	407.9	210.4
Accrued Tax Benefits	59.7	38.2
Regulatory Asset for Under-Recovered Fuel Costs	380.6	445.9
Prepayments and Other Current Assets	260.8	285.9
TOTAL CURRENT ASSETS	6,860.0	5,788.8

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	26,442.2	24,829.7
Transmission	40,987.3	38,871.9
Distribution	32,618.2	31,061.9
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	8,385.1	7,491.6
Construction Work in Progress	7,456.7	6,346.9
Total Property, Plant and Equipment	115,889.5	108,602.0
Accumulated Depreciation and Amortization	27,871.8	26,186.4
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	88,017.7	82,415.6

OTHER NONCURRENT ASSETS
Regulatory Assets	4,950.2	5,129.2
Securitized Assets	952.9	554.3
Spent Nuclear Fuel and Decommissioning Trusts	4,858.9	4,395.1
Goodwill	52.5	52.5
Long-term Risk Management Assets	264.6	289.1
Operating Lease Assets	578.2	580.1
Deferred Charges and Other Noncurrent Assets	3,718.5	3,873.3
TOTAL OTHER NONCURRENT ASSETS	15,375.8	14,873.6

TOTAL ASSETS	$110,253.5	$103,078.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2025 and December 31, 2024
(in millions, except per-share and share amounts)
(Unaudited)

			September 30,	December 31,
			2025	2024
CURRENT LIABILITIES
Accounts Payable			$2,806.7	$2,637.6
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			900.0	900.0
Other Short-term Debt			257.7	1,623.8
Total Short-term Debt			1,157.7	2,523.8
Long-term Debt Due Within One Year (September 30, 2025 and December 31, 2024 Amounts Include $178.8 and $216.5, Respectively, Related to DCC Fuel, Restoration Funding, Appalachian Consumer Rate Relief Funding, Storm Recovery Funding, Transource Energy and Cost Recovery Funding)			1,898.6	3,335.0
Risk Management Liabilities			122.7	100.0
Customer Deposits			498.5	454.7
Accrued Taxes			1,257.2	1,922.1
Accrued Interest			606.4	453.3
Obligations Under Operating Leases			98.4	91.9
Other Current Liabilities			1,551.4	1,490.9
TOTAL CURRENT LIABILITIES			9,997.6	13,009.3

NONCURRENT LIABILITIES
Long-term Debt (September 30, 2025 and December 31, 2024 Amounts Include $1,295.7 and $826.5, Respectively, Related to DCC Fuel, Restoration Funding, Appalachian Consumer Rate Relief Funding, Storm Recovery Funding, Transource Energy and Cost Recovery Funding)			44,239.0	39,307.8
Long-term Risk Management Liabilities			186.9	224.4
Deferred Income Taxes			10,713.9	9,972.4
Regulatory Liabilities and Deferred Investment Tax Credits			8,320.0	8,344.0
Asset Retirement Obligations			3,647.1	3,530.6
Employee Benefits and Pension Obligations			268.1	360.7
Obligations Under Operating Leases			496.3	504.3
Deferred Credits and Other Noncurrent Liabilities			844.6	800.6
TOTAL NONCURRENT LIABILITIES			68,715.9	63,044.8

TOTAL LIABILITIES			78,713.5	76,054.1

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEZZANINE EQUITY
Contingently Redeemable Performance Share Awards			60.7	37.8
TOTAL MEZZANINE EQUITY			60.7	37.8

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2025	2024
Shares Authorized	600,000,000	600,000,000
Shares Issued	536,312,729	534,094,530
(1,186,815 Shares were Held in Treasury as of September 30, 2025 and December 31, 2024, Respectively)			3,486.0	3,471.6
Paid-in Capital			11,561.8	9,606.1
Retained Earnings			15,369.3	13,869.2
Accumulated Other Comprehensive Income (Loss)			(27.8)	(3.1)
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			30,389.3	26,943.8

Noncontrolling Interests			1,090.0	42.3

TOTAL EQUITY			31,479.3	26,986.1

TOTAL LIABILITIES, MEZZANINE EQUITY AND TOTAL EQUITY			$110,253.5	$103,078.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net Income	$3,090.8	$2,309.9
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	2,566.1	2,461.7
Deferred Income Taxes	123.6	89.5
Asset Impairments and Other Related Charges	—	142.5
Allowance for Equity Funds Used During Construction	(172.9)	(153.0)
Mark-to-Market of Risk Management Contracts	(192.6)	(97.6)
Pension Contributions to Qualified Plan Trust	(94.7)	—
Property Taxes	541.3	508.3
Deferred Fuel Over/Under-Recovery, Net	164.7	304.6
Change in Other Noncurrent Assets	(719.7)	(244.0)
Change in Other Noncurrent Liabilities	133.8	193.8
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(212.4)	(131.8)
Fuel, Materials and Supplies	150.7	188.5
Accounts Payable	327.3	14.2
Accrued Taxes, Net	(687.2)	(532.3)
Other Current Assets	37.7	(139.2)
Other Current Liabilities	74.3	161.8
Net Cash Flows from Operating Activities	5,130.8	5,076.9

INVESTING ACTIVITIES
Construction Expenditures	(6,001.2)	(5,168.6)
Purchases of Investment Securities	(2,407.0)	(2,398.0)
Sales of Investment Securities	2,349.2	2,343.5
Acquisitions of Generation Facilities	(1,657.3)	—
Acquisitions of Nuclear Fuel	(88.9)	(98.4)
Proceeds from Sales of Assets	12.6	365.0
Proceeds from Sale of Equity Method Investment	—	114.0
Other Investing Activities	43.5	73.0
Net Cash Flows Used for Investing Activities	(7,749.1)	(4,769.5)

FINANCING ACTIVITIES
Capital Contribution from Noncontrolling Interest	33.9	—
Issuance of Common Stock	187.5	513.0
Issuance of Long-term Debt	6,249.2	3,748.5
Issuance of Short-term Debt with Original Maturities greater than 90 Days	319.9	376.6
Change in Short-term Debt with Original Maturities less than 90 Days, Net	(1,008.2)	(676.1)
Retirement of Long-term Debt	(2,803.8)	(1,969.1)
Redemption of Short-term Debt with Original Maturities Greater than 90 Days	(677.8)	(871.1)
Principal Payments for Finance Lease Obligations	(37.9)	(51.2)
Proceeds from the Midwest Transmission Holdings Noncontrolling Interest Transaction, Net of Transaction Costs	2,782.9	—
Dividends Paid on Common Stock	(1,497.9)	(1,402.7)
Dividends Paid to Noncontrolling Interest	(71.5)	(4.7)
Other Financing Activities	2.8	(50.4)
Net Cash Flows from (Used for) Financing Activities	3,479.1	(387.2)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	860.8	(79.8)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	246.0	379.0
Cash, Cash Equivalents and Restricted Cash at End of Period	$1,106.8	$299.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AEP TEXAS INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions of KWhs)
Retail:
Residential	4,135	4,116	10,326	10,174
Commercial	5,219	4,283	14,037	11,733
Industrial	3,489	3,181	10,159	9,778
Miscellaneous	186	189	477	496
Total Retail	13,029	11,769	34,999	32,181

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in degree days)
Actual – Heating	—	—	296	162
Normal – Heating	—	—	208	198

Actual – Cooling	1,367	1,457	2,520	2,801
Normal – Cooling	1,348	1,401	2,369	2,487

AEP Texas Inc. and Subsidiaries
Reconciliation of 2024 to 2025 Net Income
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2024 Net Income	$132.5	$340.6

Changes in Revenues:
Retail Revenues	46.3	128.2
Transmission Revenues	13.7	21.7
Other Revenues	(12.1)	(53.8)
Total Change in Revenues	47.9	96.1

Changes in Expenses and Other:
Other Operation and Maintenance	(23.3)	(75.4)
Depreciation and Amortization	13.4	39.3
Taxes Other Than Income Taxes	(1.1)	(6.0)
Interest Income	(2.5)	(4.5)
Allowance for Equity Funds Used During Construction	2.6	2.5
Non-Service Cost Components of Net Periodic Benefit Cost	1.8	5.8
Interest Expense	1.3	(11.7)
Total Change in Expenses and Other	(7.8)	(50.0)

Income Tax Expense	(5.9)	2.7

2025 Net Income	$166.7	$389.4

Third Quarter of 2025 Compared to Third Quarter of 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $46 million primarily due to the following:
•A $43 million increase in base case and rider revenues.
•A $3 million increase in weather-normalized revenues primarily in the residential class.
•Transmission Revenues increased $14 million primarily due to the following:
•A $28 million increase in interim rates driven by increased transmission investments.
This increase was partially offset by:
•A $14 million decrease due to lower peak loads included in the 2025 billing rates.
•Other Revenues decreased $12 million primarily due to the maturity of Transition Funding III LLC securitization bonds in December 2024.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $23 million primarily due to the following:
•A $15 million increase in recoverable transmission expenses.
•A $4 million increase in distribution expenses.
•Depreciation and Amortization expenses decreased $13 million primarily due to the following:
•A $19 million decrease in the amortization of securitized transition assets due to the maturity of Transition Funding III LLC securitization bonds in December 2024.
•A $6 million decrease due to the deferral of eligible costs related to the UTM.
These decreases were partially offset by:
•A $9 million increase due to a higher depreciable base.
•Income Tax Expense increased $6 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $128 million primarily due to the following:
•A $119 million increase in base case and rider revenues.
•A $12 million increase in weather-related usage primarily due to an 83% increase in heating degree days, partially offset by a 10% decrease in cooling degree days.
These increases were partially offset by:
•A $3 million decrease in weather-normalized revenues primarily in the residential class.
•Transmission Revenues increased $22 million primarily due to the following:
•A $70 million increase in interim rates driven by increased transmission investments.
This increase was partially offset by:
•A $48 million decrease due to lower peak loads included in the 2025 billing rates.
•Other Revenues decreased $54 million primarily due to the maturity of Transition Funding III LLC securitization bonds in December 2024.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $75 million primarily due to the following:
•A $57 million increase in recoverable transmission expenses.
•A $16 million increase in transmission and distribution expenses.
•A $7 million increase in property and liability insurance expenses.
These increases were partially offset by:
•A $20 million decrease in employee-related expenses due to the voluntary severance program that occurred in the second quarter of 2024.
•Depreciation and Amortization expenses decreased $39 million primarily due to the following:
•A $51 million decrease in the amortization of securitized transition assets due to the maturity of Transition Funding III LLC securitization bonds in December 2024.
•A $17 million decrease due to the deferral of eligible costs related to the UTM.
These decreases were partially offset by:
•A $28 million increase due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $6 million primarily due to higher property taxes driven by increased investment.
•Non-Service Cost Components of Net Periodic Benefit Costs decreased $6 million primarily due to the deferral of OPEB and Pension costs beginning in October 2024.
•Interest Expense increased $12 million primarily due to the following:
•A $24 million increase due to higher debt balances and interest rates.
•A $5 million increase due to a decrease in the debt component of AFUDC.
These increases were partially offset by:
•A $19 million decrease due to the deferral of eligible costs related to the UTM.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES
Electric Transmission and Distribution	$615.6	$569.2	$1,663.9	$1,569.9
Sales to AEP Affiliates	1.3	1.3	4.0	4.0
Other Revenues	2.2	0.7	5.4	3.3
TOTAL REVENUES	619.1	571.2	1,673.3	1,577.2

EXPENSES
Other Operation	186.9	164.7	516.9	453.3
Maintenance	23.6	22.5	78.1	66.3
Depreciation and Amortization	113.3	126.7	329.0	368.3
Taxes Other Than Income Taxes	45.9	44.8	131.4	125.4
TOTAL EXPENSES	369.7	358.7	1,055.4	1,013.3

OPERATING INCOME	249.4	212.5	617.9	563.9

Other Income (Expense):
Interest Income	0.6	3.1	1.2	5.7
Allowance for Equity Funds Used During Construction	13.1	10.5	37.1	34.6
Non-Service Cost Components of Net Periodic Benefit Cost	5.5	3.7	16.6	10.8
Interest Expense	(66.4)	(67.7)	(200.2)	(188.5)

INCOME BEFORE INCOME TAX EXPENSE	202.2	162.1	472.6	426.5

Income Tax Expense	35.5	29.6	83.2	85.9

NET INCOME	$166.7	$132.5	$389.4	$340.6

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income	$166.7	$132.5	$389.4	$340.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2025 and 2024, Respectively, and $(0.1) and $1.6 for the Nine Months Ended September 30, 2025 and 2024, Respectively	(0.1)	(0.1)	(0.5)	6.0

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(0.1)	(0.1)	(0.5)	6.0

TOTAL COMPREHENSIVE INCOME	$166.6	$132.4	$388.9	$346.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	$2,079.6	$2,725.1	$(8.6)	$4,796.1

Net Income		79.7		79.7
Other Comprehensive Income			3.9	3.9
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2024	2,079.6	2,804.8	(4.7)	4,879.7

Capital Contribution from Parent	1.6			1.6
Net Income		128.4		128.4
Other Comprehensive Income			2.2	2.2
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2024	2,081.2	2,933.2	(2.5)	5,011.9

Return of Capital to Parent	(0.7)			(0.7)
Common Stock Dividends		(150.0)		(150.0)
Net Income		132.5		132.5
Other Comprehensive Loss			(0.1)	(0.1)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2024	$2,080.5	$2,915.7	$(2.6)	$4,993.6

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$2,092.4	$2,795.2	$(3.0)	$4,884.6

Net Income		101.6		101.6
Other Comprehensive Loss			(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2025	2,092.4	2,896.8	(3.2)	4,986.0

Capital Contribution from Parent	250.5			250.5
Net Income		121.1		121.1
Other Comprehensive Loss			(0.2)	(0.2)
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2025	2,342.9	3,017.9	(3.4)	5,357.4

Capital Contribution from Parent	200.4			200.4
Net Income		166.7		166.7
Other Comprehensive Loss			(0.1)	(0.1)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2025	$2,543.3	$3,184.6	$(3.5)	$5,724.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(in millions)
(Unaudited)

	September 30,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$0.1	$0.1
Restricted Cash (September 30, 2025 and December 31, 2024 Amounts Include $7.3 and $23.5, Respectively, Related to Transition Funding and Restoration Funding)	7.3	23.5
Advances to Affiliates	425.3	7.2
Accounts Receivable:
Customers	233.1	182.8
Affiliated Companies	11.7	10.7
Accrued Unbilled Revenues	122.8	97.2
Miscellaneous	0.1	0.3
Allowance for Credit Losses	(4.1)	(4.3)
Total Accounts Receivable	363.6	286.7
Materials and Supplies	149.8	169.5
Prepayments and Other Current Assets	19.6	13.4
TOTAL CURRENT ASSETS	965.7	500.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	8,008.7	7,546.2
Distribution	6,642.3	6,250.5
Other Property, Plant and Equipment	1,203.1	1,175.7
Construction Work in Progress	1,441.2	1,118.0
Total Property, Plant and Equipment	17,295.3	16,090.4
Accumulated Depreciation and Amortization	2,177.7	2,046.9
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	15,117.6	14,043.5

OTHER NONCURRENT ASSETS
Regulatory Assets	396.3	353.6
Securitized Assets (September 30, 2025 and December 31, 2024 Amounts Include $99.4 and $116.7, Respectively, Related to Restoration Funding)	99.4	116.7
Operating Lease Assets	51.7	54.4
Deferred Charges and Other Noncurrent Assets	181.8	131.0
TOTAL OTHER NONCURRENT ASSETS	729.2	655.7

TOTAL ASSETS	$16,812.5	$15,199.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2025 and December 31, 2024
(in millions)
(Unaudited)

	September 30,	December 31,
	2025	2024
CURRENT LIABILITIES
Advances from Affiliates	$—	$284.9
Accounts Payable:
General	399.7	366.2
Affiliated Companies	28.4	34.9
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2025 and December 31, 2024 Amounts Include $25.0 and $24.4, Respectively, Related to Restoration Funding)	325.0	324.5
Accrued Taxes	143.8	127.1
Accrued Interest (September 30, 2025 and December 31, 2024 Amounts Include $0.2 and $1.9, Respectively, Related to Restoration Funding)	101.7	55.0
Obligations Under Operating Leases	14.2	13.1
Other Current Liabilities	246.0	201.4
TOTAL CURRENT LIABILITIES	1,258.8	1,407.1

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (September 30, 2025 and December 31, 2024 Amounts Include $77.6 and $102.4, Respectively, Related to Restoration Funding)	6,939.5	6,117.1
Deferred Income Taxes	1,418.4	1,322.7
Regulatory Liabilities and Deferred Investment Tax Credits	1,295.8	1,285.4
Obligations Under Operating Leases	39.8	43.4
Deferred Credits and Other Noncurrent Liabilities	135.8	139.3
TOTAL NONCURRENT LIABILITIES	9,829.3	8,907.9

TOTAL LIABILITIES	11,088.1	10,315.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	2,543.3	2,092.4
Retained Earnings	3,184.6	2,795.2
Accumulated Other Comprehensive Income (Loss)	(3.5)	(3.0)
TOTAL COMMON SHAREHOLDER’S EQUITY	5,724.4	4,884.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$16,812.5	$15,199.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net Income	$389.4	$340.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	329.0	368.3
Deferred Income Taxes	67.8	70.3
Allowance for Equity Funds Used During Construction	(37.1)	(34.6)
Pension Contributions to Qualified Plan Trust	(12.0)	—
Change in Other Noncurrent Assets	(116.2)	(99.3)
Change in Other Noncurrent Liabilities	49.1	32.0
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(76.9)	(67.8)
Materials and Supplies	19.7	11.8
Accounts Payable	38.7	23.6
Accrued Taxes, Net	15.5	56.0
Other Current Assets	(0.1)	(9.1)
Other Current Liabilities	27.6	43.8
Net Cash Flows from Operating Activities	694.5	735.6

INVESTING ACTIVITIES
Construction Expenditures	(1,331.8)	(1,042.4)
Change in Advances to Affiliates, Net	(418.1)	(54.7)
Other Investing Activities	56.4	44.2
Net Cash Flows Used for Investing Activities	(1,693.5)	(1,052.9)

FINANCING ACTIVITIES
Capital Contribution from Parent	450.9	1.6
Return of Capital to Parent	—	(0.7)
Issuance of Long-term Debt – Nonaffiliated	1,293.5	841.9
Change in Advances from Affiliates, Net	(284.9)	(103.7)
Retirement of Long-term Debt – Nonaffiliated	(474.5)	(256.5)
Principal Payments for Finance Lease Obligations	(5.6)	(5.6)
Dividends Paid on Common Stock	—	(150.0)
Other Financing Activities	3.4	1.4
Net Cash Flows from Financing Activities	982.8	328.4

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(16.2)	11.1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	23.6	34.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$7.4	$45.2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$143.3	$132.8
Net Cash Paid (Received) for Income Taxes	33.4	(2.7)
Noncash Acquisitions Under Finance Leases	5.2	3.6
Construction Expenditures Included in Current Liabilities as of September 30,	259.3	167.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of September 30,
	2025	2024
	(in millions)
Plant In Service	$16,470.9	$14,720.4
Construction Work in Progress	2,097.6	2,188.6
Accumulated Depreciation and Amortization	1,839.8	1,509.4
Total Transmission Property, Net	$16,728.7	$15,399.6

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of 2024 to 2025
Earnings Attributable to AEPTCo Common Shareholder
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2024 Earnings Attributable to Common Shareholder	$191.3	$548.2

Changes in Transmission Revenues:
Transmission Revenues	60.8	371.7
Total Change in Transmission Revenues	60.8	371.7

Changes in Expenses and Other:
Other Operation and Maintenance	(12.5)	(8.9)
Depreciation and Amortization	(13.1)	(33.5)
Taxes Other Than Income Taxes	(6.2)	(7.2)
Interest Income	(1.8)	(6.2)
Allowance for Equity Funds Used During Construction	(3.5)	—
Interest Expense	(7.0)	(12.4)
Total Change in Expenses and Other	(44.1)	(68.2)

Income Tax Expense	(2.5)	181.8
Net Income Attributable to Noncontrolling Interest	(26.6)	(87.3)

2025 Earnings Attributable to Common Shareholder	$178.9	$946.2

Third Quarter of 2025 Compared to Third Quarter of 2024

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $61 million primarily due to continued transmission investment.

Expenses and Other, Income Tax Expense and Net Income Attributable to Noncontrolling Interest changed between years as follows:

•Operation and Maintenance expenses increased $13 million primarily due to an increase in employee-related expenses, vegetation management expenses and other miscellaneous expenses.
•Depreciation and Amortization expenses increased $13 million primarily due to a higher depreciable base.
•Taxes Other than Income Taxes increased $6 million primarily due to higher property taxes driven by higher transmission investment.
•Interest Expense increased $7 million primarily due to higher long-term debt balances and interest rates.
•Net Income Attributable to Noncontrolling Interest increased $27 million due to the Midwest Transmission noncontrolling interest transaction that closed in June 2025.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $372 million primarily due to the following:
•A $214 million increase due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•A $158 million increase due to continued transmission investment.

Expenses and Other, Income Tax Expense and Net Income Attributable to Noncontrolling Interest changed between years as follows:

•Operation and Maintenance expenses increased $9 million primarily due to an increase in vegetation management expenses, affiliated rent expense and other miscellaneous expenses, partially offset by a decrease in employee-related expenses primarily due to the voluntary severance program that occurred in the second quarter of 2024.
•Depreciation and Amortization expenses increased $34 million due to a higher depreciable base.
•Taxes Other than Income Taxes increased $7 million primarily due to higher property taxes driven by increased transmission investment.
•Interest Income decreased $6 million primarily due to lower advances to affiliates.
•Interest Expense increased $12 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense decreased $182 million primarily due to the following:
•A $254 million decrease due to a reduction in Excess ADIT as a result of the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
This decrease was partially offset by:
•A $64 million increase due to an increase in pretax book income.
•Net Income Attributable to Noncontrolling Interest increased $87 million due to the Midwest Transmission noncontrolling interest transaction that closed in June 2025.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES
Transmission Revenues	$107.9	$103.3	$324.6	$299.0
Sales to AEP Affiliates	450.1	404.4	1,350.2	1,188.2
(Provision for)/Reversal of – Revenue Refund – Affiliated	—	(8.5)	119.8	(31.1)
(Provision for)/ Reversal of – Revenue Refund – Nonaffiliated	—	(2.2)	32.2	(3.9)
Other Revenues	—	0.2	0.1	3.0
TOTAL REVENUES	558.0	497.2	1,826.9	1,455.2

EXPENSES
Other Operation	41.3	31.7	106.1	101.6
Maintenance	8.6	5.7	20.4	16.0
Depreciation and Amortization	121.3	108.2	354.3	320.8
Taxes Other Than Income Taxes	85.9	79.7	235.8	228.6
TOTAL EXPENSES	257.1	225.3	716.6	667.0

OPERATING INCOME	300.9	271.9	1,110.3	788.2

Other Income (Expense):
Interest Income – Affiliated	1.3	3.1	3.1	9.3
Allowance for Equity Funds Used During Construction	20.8	24.3	64.7	64.7
Interest Expense	(61.3)	(54.3)	(172.9)	(160.5)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	261.7	245.0	1,005.2	701.7

Income Tax Expense (Benefit)	56.2	53.7	(28.3)	153.5

NET INCOME	205.5	191.3	1,033.5	548.2

Net Income Attributable to Noncontrolling Interest	26.6	—	87.3	—

EARNINGS ATTRIBUTABLE TO AEPTCo COMMON SHAREHOLDER	$178.9	$191.3	$946.2	$548.2

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2023	$3,043.4	$3,289.9	$—	$6,333.3

Capital Contribution from AEP Member	25.0			25.0
Dividends Paid to AEP Member		(40.0)		(40.0)
Net Income		181.2		181.2
TOTAL MEMBER'S EQUITY – MARCH 31, 2024	3,068.4	3,431.1	—	6,499.5

Capital Contribution from AEP Member	9.6			9.6
Dividends Paid to AEP Member		(31.0)		(31.0)
Net Income		175.7		175.7
TOTAL MEMBER'S EQUITY – JUNE 30, 2024	3,078.0	3,575.8	—	6,653.8

Return of Capital to AEP Member	(4.5)			(4.5)
Dividends Paid to AEP Member		(26.0)		(26.0)
Net Income		191.3		191.3
TOTAL MEMBER'S EQUITY – SEPTEMBER 30, 2024	$3,073.5	$3,741.1	$—	$6,814.6

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2024	$3,100.6	$3,850.3	$—	$6,950.9

Capital Contribution from AEP Member	32.5			32.5
Dividends Paid to AEP Member		(42.5)		(42.5)
Net Income		211.5		211.5
TOTAL MEMBER'S EQUITY – MARCH 31, 2025	3,133.1	4,019.3	—	7,152.4

Capital Contribution from AEP Member	8.3			8.3
Dividends Paid to AEP Member		(2,835.8)		(2,835.8)
Midwest Transmission Holdings Noncontrolling Interest Transaction	1,790.5		992.4	2,782.9
Net Income		555.8	60.7	616.5
TOTAL MEMBER'S EQUITY – JUNE 30, 2025	4,931.9	1,739.3	1,053.1	7,724.3

Capital Contribution from AEP Member	2.1			2.1
Capital Contribution from Noncontrolling Interest			33.9	33.9
Dividends Paid to AEP Member		(184.3)		(184.3)
Dividends Paid to Noncontrolling Interest			(68.5)	(68.5)
Net Income		178.9	26.6	205.5
TOTAL MEMBER'S EQUITY – SEPTEMBER 30, 2025	$4,934.0	$1,733.9	$1,045.1	$7,713.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(in millions)
(Unaudited)

	September 30,	December 31,
	2025	2024
CURRENT ASSETS
Advances to Affiliates	$67.6	$30.4
Accounts Receivable:
Customers	42.5	58.9
Affiliated Companies	154.7	134.1
Miscellaneous	—	1.3
Total Accounts Receivable	197.2	194.3
Prepayments and Other Current Assets	5.1	11.1
TOTAL CURRENT ASSETS	269.9	235.8

TRANSMISSION PROPERTY
Transmission Property	15,925.1	14,913.4
Other Property, Plant and Equipment	545.8	516.1
Construction Work in Progress	2,097.6	1,965.4
Total Transmission Property	18,568.5	17,394.9
Accumulated Depreciation and Amortization	1,839.8	1,578.4
TOTAL TRANSMISSION PROPERTY – NET	16,728.7	15,816.5

OTHER NONCURRENT ASSETS
Regulatory Assets	64.1	0.4
Deferred Property Taxes	95.5	308.9
Deferred Charges and Other Noncurrent Assets	50.4	8.7
TOTAL OTHER NONCURRENT ASSETS	210.0	318.0

TOTAL ASSETS	$17,208.6	$16,370.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)

	September 30,	December 31,
	2025	2024
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$108.9	$84.7
Accounts Payable:
General	354.1	360.5
Affiliated Companies	108.9	117.0
Long-term Debt Due Within One Year – Nonaffiliated	—	90.0
Accrued Taxes	401.1	665.9
Accrued Interest	74.1	44.9
Obligations Under Operating Leases	1.3	1.3
Other Current Liabilities	28.6	44.5
TOTAL CURRENT LIABILITIES	1,077.0	1,408.8

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	6,240.4	5,678.1
Deferred Income Taxes	1,480.4	1,278.6
Regulatory Liabilities	675.6	878.4
Obligations Under Operating Leases	1.7	1.2
Deferred Credits and Other Noncurrent Liabilities	20.5	174.3
TOTAL NONCURRENT LIABILITIES	8,418.6	8,010.6

TOTAL LIABILITIES	9,495.6	9,419.4

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	4,934.0	3,100.6
Retained Earnings	1,733.9	3,850.3
TOTAL MEMBER’S EQUITY	6,667.9	6,950.9

Noncontrolling Interest	1,045.1	—

TOTAL EQUITY	7,713.0	6,950.9

TOTAL LIABILITIES AND EQUITY	$17,208.6	$16,370.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net Income	$1,033.5	$548.2
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	354.3	320.8
Deferred Income Taxes	(145.4)	75.7
Allowance for Equity Funds Used During Construction	(64.7)	(64.7)
Property Taxes	213.4	196.3
Change in Other Noncurrent Assets	(61.1)	0.8
Change in Other Noncurrent Liabilities	(151.3)	(40.1)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(2.9)	5.4
Accounts Payable	17.9	(16.1)
Accrued Taxes, Net	(264.8)	(149.9)
Other Current Assets	5.5	(1.9)
Other Current Liabilities	3.4	22.2
Net Cash Flows from Operating Activities	937.8	896.7

INVESTING ACTIVITIES
Construction Expenditures	(1,144.7)	(1,042.9)
Change in Advances to Affiliates, Net	(37.2)	(114.7)
Other Investing Activities	21.3	13.6
Net Cash Flows Used for Investing Activities	(1,160.6)	(1,144.0)

FINANCING ACTIVITIES
Capital Contribution from AEP Member	42.9	34.6
Capital Contribution from Noncontrolling Interest	33.9	—
Return of Capital to AEP Member	—	(4.5)
Issuance of Long-term Debt – Nonaffiliated	560.0	445.7
Retirement of Long-term Debt – Nonaffiliated	(90.0)	—
Change in Advances from Affiliates, Net	24.2	(131.5)
Proceeds from the Midwest Transmission Holdings Noncontrolling Interest Transaction, Net of Transaction Costs	2,782.9	—
Dividends Paid to AEP Member	(3,062.6)	(97.0)
Dividends Paid to Noncontrolling Interest	(68.5)	—
Net Cash Flows from Financing Activities	222.8	247.3

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$139.8	$128.0
Net Cash Paid for Income Taxes	115.4	5.7
Construction Expenditures Included in Current Liabilities as of September 30,	222.5	221.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions of KWhs)
Retail:
Residential	2,516	2,568	8,202	7,918
Commercial	1,530	1,553	4,495	4,482
Industrial	2,117	2,141	6,397	6,446
Miscellaneous	202	203	621	617
Total Retail	6,365	6,465	19,715	19,463

Wholesale (a)	966	550	2,269	1,768

Total KWhs	7,331	7,015	21,984	21,231
(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in degree days)
Actual – Heating	—	—	1,433	1,029
Normal – Heating	1	2	1,360	1,397

Actual – Cooling	748	962	1,176	1,499
Normal – Cooling	818	837	1,211	1,221

Appalachian Power Company and Subsidiaries
Reconciliation of 2024 to 2025 Net Income
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2024 Net Income	$109.8	$304.6

Changes in Revenues:
Retail Revenues	13.4	111.5
Off-system Sales	2.9	4.1
Transmission Revenues	5.6	21.2
Other Revenues	5.2	7.6
Total Change in Revenues	27.1	144.4

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(15.7)	(12.1)
Other Operation and Maintenance	(20.9)	(33.1)
Depreciation and Amortization	(2.8)	(41.1)
Taxes Other Than Income Taxes	(1.4)	7.5
Interest Income	(1.3)	(0.6)
Allowance for Equity Funds Used During Construction	—	1.4
Non-Service Cost Components of Net Periodic Benefit Cost	(1.7)	(4.7)
Interest Expense	(2.8)	(4.2)
Total Change in Expenses and Other	(46.6)	(86.9)

Income Tax Expense	(9.2)	(9.5)

2025 Net Income	$81.1	$352.6

Third Quarter of 2025 Compared to Third Quarter of 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $13 million primarily due to the following:
•A $23 million increase in fuel revenues.
•An $18 million increase in weather-normalized margins primarily in the residential class.
These increases were partially offset by:
•A $17 million decrease in weather-related usage primarily due to a 22% decrease in cooling degree days.
•A $10 million decrease in rider revenues.
•Transmission Revenues increased $6 million primarily due to continued transmission investment.
•Other Revenues increased $5 million primarily due to an increase in sales of renewable energy credits.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $16 million primarily due to an increase in West Virginia ENEC rates and renewable energy credit revenue.
•Other Operation and Maintenance expenses increased $21 million primarily due to the following:
•A $15 million increase in distribution expenses primarily due to an increase in storm-related and vegetation management expenses.
•A $4 million increase due to recoverable energy assistance program expenses for qualified Virginia customers.
•Income Tax Expense increased $9 million primarily due to an increase in flow-through cost of removal.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $112 million primarily due to the following:
•A $58 million increase in fuel revenues.
•A $21 million increase in rider revenues.
•A $19 million increase in weather-normalized margins primarily in the residential class.
•A $16 million increase in weather-related usage primarily due to a 39% increase in heating degree days, partially offset by a 22% decrease in cooling degree days.
•Transmission Revenues increased $21 million primarily due to the following:
•A $15 million increase due to continued transmission investment.
•A $6 million increase due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•Other Revenues increased $8 million primarily due to an increase in sales of renewable energy credits.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $12 million primarily due to the following:
•A $47 million increase in purchased power prices, West Virginia ENEC rates and renewable energy credit revenue.
This increase was partially offset by:
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
•A $5 million increase in recoverable PJM expenses.
•A $5 million increase in vegetation management expenses.
•An $18 million increase due to recoverable energy assistance program expenses for qualified Virginia customers.
•A $13 million increase in distribution expenses primarily due to an increase in storm-related expenses.
These increases were partially offset by:
•A $25 million decrease in employee-related expenses primarily due to the voluntary severance program that occurred in the second quarter of 2024.
•Depreciation and Amortization expenses increased $41 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes decreased $8 million primarily due to lower business and occupation taxes.
•Income Tax Expense increased $10 million primarily due to the following:
•A $13 million increase due to a decrease in amortization of Excess ADIT.
•A $12 million increase due to an increase in pretax book income.
•A $7 million increase due to an increase in flow-through CAMT expense.
These increases were partially offset by:
•A $23 million decrease due to a reduction in Excess ADIT primarily due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES
Electric Generation, Transmission and Distribution	$981.7	$960.6	$2,955.4	$2,836.6
Sales to AEP Affiliates	70.3	65.2	208.5	183.1
Other Revenues	4.0	3.1	12.6	12.4
TOTAL REVENUES	1,056.0	1,028.9	3,176.5	3,032.1

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	374.1	358.4	1,072.1	1,060.0
Other Operation	206.4	204.2	639.4	628.8
Maintenance	105.1	86.4	267.2	244.7
Depreciation and Amortization	151.8	149.0	485.6	444.5
Taxes Other Than Income Taxes	45.7	44.3	125.0	132.5
TOTAL EXPENSES	883.1	842.3	2,589.3	2,510.5

OPERATING INCOME	172.9	186.6	587.2	521.6

Other Income (Expense):
Interest Income	0.5	1.8	3.2	3.8
Allowance for Equity Funds Used During Construction	4.2	4.2	12.8	11.4
Non-Service Cost Components of Net Periodic Benefit Cost	5.2	6.9	15.7	20.4
Interest Expense	(70.0)	(67.2)	(207.6)	(203.4)

INCOME BEFORE INCOME TAX EXPENSE	112.8	132.3	411.3	353.8

Income Tax Expense	31.7	22.5	58.7	49.2

NET INCOME	$81.1	$109.8	$352.6	$304.6

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income	$81.1	$109.8	$352.6	$304.6

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended September 30, 2025 and 2024, Respectively, and $(0.2) and $(0.2) for the Nine Months Ended September 30, 2025 and 2024, Respectively	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $(0.1) for the Three Months Ended September 30, 2025 and 2024, Respectively, and $(0.1) and $(0.2) for the Nine Months Ended September 30, 2025 and 2024, Respectively	(0.1)	(0.2)	(0.3)	(0.8)

TOTAL OTHER COMPREHENSIVE LOSS	(0.3)	(0.4)	(0.9)	(1.4)

TOTAL COMPREHENSIVE INCOME	$80.8	$109.4	$351.7	$303.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2023	$260.4	$1,834.5	$3,185.5	$(3.7)	$5,276.7

Capital Contribution from Parent		100.0			100.0
Net Income			136.5		136.5
Other Comprehensive Loss				(0.5)	(0.5)
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2024	260.4	1,934.5	3,322.0	(4.2)	5,512.7

Capital Contribution from Parent		9.5			9.5
Net Income			58.3		58.3
Other Comprehensive Loss				(0.5)	(0.5)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2024	260.4	1,944.0	3,380.3	(4.7)	5,580.0

Return of Capital to Parent		(4.5)			(4.5)
Common Stock Dividends			(75.0)		(75.0)
Net Income			109.8		109.8
Other Comprehensive Loss				(0.4)	(0.4)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2024	$260.4	$1,939.5	$3,415.1	$(5.1)	$5,609.9

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2024	$260.4	$1,944.1	$3,532.2	$11.3	$5,748.0

Common Stock Dividends			(50.0)		(50.0)
Net Income			164.6		164.6
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2025	260.4	1,944.1	3,646.8	11.0	5,862.3

Capital Contribution from Parent		7.2			7.2
Net Income			106.9		106.9
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2025	260.4	1,951.3	3,753.7	10.7	5,976.1

Capital Contribution from Parent		1.3			1.3
Net Income			81.1		81.1
Other Comprehensive Loss				(0.3)	(0.3)
TOTAL COMMON SHAREHOLDER'S EQUITY - SEPTEMBER 30, 2025	$260.4	$1,952.6	$3,834.8	$10.4	$6,058.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(in millions)
(Unaudited)

	September 30,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$3.9	$3.9
Restricted Cash for Securitized Funding	10.8	16.2
Advances to Affiliates	49.6	17.7
Accounts Receivable:
Customers	194.5	185.7
Affiliated Companies	120.4	110.5
Accrued Unbilled Revenues	45.5	93.1
Miscellaneous	0.3	0.3
Allowance for Credit Losses	(2.1)	(2.0)
Total Accounts Receivable	358.6	387.6
Fuel	268.1	308.0
Materials and Supplies	134.8	131.7
Risk Management Assets	92.0	35.7
Regulatory Asset for Under-Recovered Fuel Costs	79.3	148.1
Prepayments and Other Current Assets	37.9	46.0
TOTAL CURRENT ASSETS	1,035.0	1,094.9

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	7,282.2	7,272.6
Transmission	5,140.2	5,001.5
Distribution	5,827.3	5,568.5
Other Property, Plant and Equipment	1,141.4	1,062.9
Construction Work in Progress	845.1	742.6
Total Property, Plant and Equipment	20,236.2	19,648.1
Accumulated Depreciation and Amortization	6,297.0	6,035.6
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	13,939.2	13,612.5

OTHER NONCURRENT ASSETS
Regulatory Assets	1,498.9	1,366.0
Securitized Assets	85.1	106.2
Employee Benefits and Pension Assets	215.5	203.9
Operating Lease Assets	68.0	67.0
Deferred Charges and Other Noncurrent Assets	151.4	215.4
TOTAL OTHER NONCURRENT ASSETS	2,018.9	1,958.5

TOTAL ASSETS	$16,993.1	$16,665.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)

	September 30,	December 31,
	2025	2024
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$95.0
Accounts Payable:
General	418.6	427.2
Affiliated Companies	213.2	205.9
Long-term Debt Due Within One Year – Nonaffiliated	206.2	798.6
Customer Deposits	95.4	86.6
Accrued Taxes	96.9	168.8
Accrued Interest	91.6	63.7
Obligations Under Operating Leases	16.0	13.7
Other Current Liabilities	140.4	166.0
TOTAL CURRENT LIABILITIES	1,278.3	2,025.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	5,551.9	4,861.7
Deferred Income Taxes	2,115.5	2,033.5
Regulatory Liabilities and Deferred Investment Tax Credits	1,084.6	1,115.8
Asset Retirement Obligations	789.8	767.4
Employee Benefits and Pension Obligations	27.8	29.6
Obligations Under Operating Leases	52.6	54.0
Deferred Credits and Other Noncurrent Liabilities	34.4	30.4
TOTAL NONCURRENT LIABILITIES	9,656.6	8,892.4

TOTAL LIABILITIES	10,934.9	10,917.9

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260.4	260.4
Paid-in Capital	1,952.6	1,944.1
Retained Earnings	3,834.8	3,532.2
Accumulated Other Comprehensive Income (Loss)	10.4	11.3
TOTAL COMMON SHAREHOLDER’S EQUITY	6,058.2	5,748.0

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$16,993.1	$16,665.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net Income	$352.6	$304.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	485.6	444.5
Deferred Income Taxes	24.7	(23.0)
Allowance for Equity Funds Used During Construction	(12.8)	(11.4)
Mark-to-Market of Risk Management Contracts	(56.5)	(33.6)
Deferred Fuel Over/Under-Recovery, Net	68.2	124.1
Change in Regulatory Assets	(153.4)	(16.1)
Change in Other Noncurrent Assets	32.5	3.0
Change in Other Noncurrent Liabilities	25.4	5.6
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	29.0	3.6
Fuel, Materials and Supplies	36.8	62.2
Accounts Payable	29.2	50.4
Accrued Taxes, Net	(80.1)	12.8
Other Current Assets	15.5	(24.7)
Other Current Liabilities	11.9	34.8
Net Cash Flows from Operating Activities	808.6	936.8

INVESTING ACTIVITIES
Construction Expenditures	(748.5)	(708.7)
Change in Advances to Affiliates, Net	(31.9)	—
Other Investing Activities	12.8	14.4
Net Cash Flows Used for Investing Activities	(767.6)	(694.3)

FINANCING ACTIVITIES
Capital Contribution from Parent	8.5	109.5
Return of Capital to Parent	—	(4.5)
Issuance of Long-term Debt – Nonaffiliated	593.2	480.8
Change in Advances from Affiliates, Net	(95.0)	(338.7)
Retirement of Long-term Debt – Nonaffiliated	(498.3)	(413.5)
Principal Payments for Finance Lease Obligations	(6.4)	(6.5)
Dividends Paid on Common Stock	(50.0)	(75.0)
Other Financing Activities	1.6	0.3
Net Cash Flows Used for Financing Activities	(46.4)	(247.6)

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(5.4)	(5.1)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	20.1	19.9
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$14.7	$14.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$172.4	$159.6
Net Cash Paid for Income Taxes	76.4	27.4
Cash Paid (Received) for Transferable Tax Credits	—	(0.2)
Noncash Acquisitions Under Finance Leases	2.5	0.9
Construction Expenditures Included in Current Liabilities as of September 30,	128.6	129.9

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions of KWhs)
Retail:
Residential	1,568	1,552	4,218	4,152
Commercial	1,866	1,450	4,552	4,015
Industrial	1,825	1,901	5,429	5,562
Miscellaneous	10	10	32	35
Total Retail	5,269	4,913	14,231	13,764

Wholesale (a)	1,423	1,305	5,366	4,042

Total KWhs	6,692	6,218	19,597	17,806
(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in degree days)
Actual – Heating	—	—	2,335	1,826
Normal – Heating	6	6	2,371	2,428

Actual – Cooling	622	608	902	965
Normal – Cooling	582	583	867	852

Indiana Michigan Power Company and Subsidiaries
Reconciliation of 2024 to 2025 Net Income
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2024 Net Income	$179.1	$359.3

Changes in Revenues:
Retail Revenues	49.8	174.3
Off-system Sales	26.4	89.1
Transmission Revenues	2.2	12.9
Other Revenues	0.3	0.1
Total Change in Revenues	78.7	276.4

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(39.6)	(139.1)
Purchased Electricity from AEP Affiliates	(8.9)	(45.3)
Other Operation and Maintenance	(21.5)	(33.7)
Asset Impairments and Other Related Charges	—	13.4
Depreciation and Amortization	(1.1)	(27.2)
Taxes Other Than Income Taxes	(2.0)	(1.9)
Other Income	2.3	4.3
Non-Service Cost Components of Net Periodic Benefit Cost	(2.0)	(4.8)
Interest Expense	(2.3)	(12.8)
Total Change in Expenses and Other	(75.1)	(247.1)

Income Tax Benefit	(33.0)	(57.3)

2025 Net Income	$149.7	$331.3

Third Quarter of 2025 Compared to Third Quarter of 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $50 million primarily due to the following:
•A $46 million increase in rider revenues.
•A $19 million increase in fuel revenues.
•A $9 million increase due to the implementation of new base rates in Indiana and Michigan.
•An $8 million increase in weather-normalized margins primarily in the commercial class.
These increases were partially offset by:
•A $39 million decrease due to regulatory provisions for refund.
•Off-system Sales increased $26 million primarily due to economic hedging activity and Rockport Plant, Unit 2 merchant sales.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $40 million primarily due to an increase in recoverable fuel and purchased power costs and a prior year regulatory true-up associated with a final commission order, partially offset by a decrease in Rockport Plant, Unit 2 merchant generation fuel costs.
•Purchased Electricity from AEP Affiliates increased $9 million primarily due to an increase in purchased electricity from AEGCo.
•Other Operation and Maintenance expenses increased $22 million primarily due to the following:
•A $10 million increase in distribution expenses primarily due to an increase in vegetation management costs and other distribution-related expenses.
•A $7 million increase in nuclear expenses at Cook Plant.
•Income Tax Benefit decreased $33 million primarily due to the timing of the recognition of PTCs.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $174 million primarily due to the following:
•An $87 million increase due to the implementation of new base rates in Indiana and Michigan.
•An $80 million increase in fuel revenues.
•A $62 million increase in rider revenues.
•A $43 million increase in weather-normalized margins primarily in the commercial class, partially offset by a decrease in the industrial class.
•A $9 million increase in weather-related usage primarily due to a 28% increase in heating degree days.
These increases were partially offset by:
•A $110 million decrease due to regulatory provisions for refund.
•Off-system Sales increased $89 million primarily due to economic hedging activity and Rockport Plant, Unit 2 merchant sales.
•Transmission Revenues increased $13 million primarily due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $139 million primarily due to an increase in recoverable fuel and purchased power costs and an increase in Rockport Plant, Unit 2, merchant generation fuel costs.
•Purchased Electricity from AEP Affiliates increased $45 million primarily due to an increase in purchased electricity from AEGCo.
•Other Operation and Maintenance expenses increased $34 million primarily due to the following:
•A $38 million increase in distribution expenses primarily due to an increase in vegetation management costs and other distribution-related expenses.
•A $12 million increase in nuclear expenses at Cook Plant.
•A $10 million increase in transmission expenses primarily due to a $17 million increase in recoverable PJM expenses, partially offset by a $6 million decrease due to the June 2025 FERC order related to the treatment of stand-alone NOLCs in transmission formula rates.
These increases were partially offset by:
•A $13 million decrease in demand side management expenses.
•An $11 million decrease in employee-related expenses primarily due to the voluntary severance program that occurred in the second quarter of 2024.
•A $6 million decrease in non-utility operation expenses due to a decrease in River Transportation Division barging expenses.
•Asset Impairments and Other Related Charges decreased $13 million due to the Federal EPA’s revised CCR rules finalized in 2024.
•Depreciation and Amortization expenses increased $27 million primarily due to the following:
•A $16 million increase due to a prior year deferral combined with current year amortization of Excess ADIT as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking.
•A $12 million increase due to a higher depreciable base.
•Interest Expense increased $13 million primarily due to a prior year deferral combined with current year amortization of Excess ADIT as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking.
•Income Tax Benefit decreased $57 million primarily due to the following:
•A $55 million decrease due to a reduction in Excess ADIT regulatory liabilities as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking recorded in 2024.
•A $20 million decrease in amortization of Excess ADIT.
•A $6 million decrease due to an increase in pretax book income.
These decreases were partially offset by:
•A $32 million increase due to a reduction in Excess ADIT primarily due to the June 2025 FERC order related to the treatment of stand-alone NOLCs in transmission formula rates.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES
Electric Generation, Transmission and Distribution	$841.2	$727.2	$2,335.9	$1,959.5
Sales to AEP Affiliates	3.9	2.2	9.3	9.9
(Provision for)/Reversal of – Revenue Refund – Affiliated	—	(0.9)	8.5	(4.7)
Provision for Refund – Nonaffiliated	(51.0)	(12.3)	(134.9)	(27.2)
Other Revenues – Affiliated	16.9	15.2	46.8	50.7
Other Revenues – Nonaffiliated	1.2	2.1	6.0	7.0
TOTAL REVENUES	812.2	733.5	2,271.6	1,995.2

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	157.8	118.2	466.0	326.9
Purchased Electricity from AEP Affiliates	71.9	63.0	214.3	169.0
Other Operation	188.8	180.0	537.2	548.5
Maintenance	70.8	58.1	218.7	173.7
Asset Impairments and Other Related Charges	—	—	—	13.4
Depreciation and Amortization	133.7	132.6	386.4	359.2
Taxes Other Than Income Taxes	23.0	21.0	70.8	68.9
TOTAL EXPENSES	646.0	572.9	1,893.4	1,659.6

OPERATING INCOME	166.2	160.6	378.2	335.6

Other Income (Expense):
Other Income	5.6	3.3	14.0	9.7
Non-Service Cost Components of Net Periodic Benefit Cost	4.8	6.8	15.2	20.0
Interest Expense	(38.0)	(35.7)	(111.7)	(98.9)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	138.6	135.0	295.7	266.4

Income Tax Expense (Benefit)	(11.1)	(44.1)	(35.6)	(92.9)

NET INCOME	$149.7	$179.1	$331.3	$359.3

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income	$149.7	$179.1	$331.3	$359.3

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2025 and 2024, Respectively, and $0.1 and $0.1 for the Nine Months Ended September 30, 2025 and 2024, Respectively	0.2	0.1	0.4	0.3
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2025 and 2024, Respectively, and $0 and $0 for the Nine Months Ended September 30, 2025 and 2024, Respectively	—	—	0.1	(0.1)

TOTAL OTHER COMPREHENSIVE INCOME	0.2	0.1	0.5	0.2

TOTAL COMPREHENSIVE INCOME	$149.9	$179.2	$331.8	$359.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2023	$56.6	$997.6	$2,086.6	$(0.6)	$3,140.2

Common Stock Dividends			(37.5)		(37.5)
Net Income			145.0		145.0
Other Comprehensive Income				0.1	0.1
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2024	56.6	997.6	2,194.1	(0.5)	3,247.8

Capital Contribution from Parent		5.0			5.0
Common Stock Dividends			(37.5)		(37.5)
Net Income			35.2		35.2
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2024	56.6	1,002.6	2,191.8	(0.5)	3,250.5

Return of Capital to Parent		(1.8)			(1.8)
Common Stock Dividends			(37.5)		(37.5)
Net Income			179.1		179.1
Other Comprehensive Income				0.1	0.1
TOTAL COMMON SHAREHOLDER'S EQUITY - SEPTEMBER 30, 2024	$56.6	$1,000.8	$2,333.4	$(0.4)	$3,390.4

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2024	$56.6	$1,011.7	$2,328.0	$0.2	$3,396.5

Common Stock Dividends			(50.0)		(50.0)
Net Income			57.5		57.5
Other Comprehensive Income				0.1	0.1
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2025	56.6	1,011.7	2,335.5	0.3	3,404.1

Capital Contribution from Parent		7.4			7.4
Net Income			124.1		124.1
Other Comprehensive Income				0.2	0.2
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2025	56.6	1,019.1	2,459.6	0.5	3,535.8

Capital Contribution from Parent		1.3			1.3
Net Income			149.7		149.7
Other Comprehensive Income				0.2	0.2
TOTAL COMMON SHAREHOLDER'S EQUITY - SEPTEMBER 30, 2025	$56.6	$1,020.4	$2,609.3	$0.7	$3,687.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(in millions)
(Unaudited)

	September 30,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$1.8	$1.5
Advances to Affiliates	157.2	—
Accounts Receivable:
Customers	67.6	58.7
Affiliated Companies	84.6	79.1
Accrued Unbilled Revenues	14.1	21.4
Miscellaneous	0.6	6.3
Total Accounts Receivable	166.9	165.5
Fuel	47.9	83.4
Materials and Supplies	208.8	212.2
Risk Management Assets	10.9	18.4
Regulatory Asset for Under-Recovered Fuel Costs	—	10.6
Prepayments and Other Current Assets	53.0	52.0
TOTAL CURRENT ASSETS	646.5	543.6

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,466.5	5,503.0
Transmission	2,010.4	1,957.8
Distribution	3,752.5	3,535.0
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	1,035.8	992.4
Construction Work in Progress	416.9	334.9
Total Property, Plant and Equipment	12,682.1	12,323.1
Accumulated Depreciation, Depletion and Amortization	4,839.0	4,643.8
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	7,843.1	7,679.3

OTHER NONCURRENT ASSETS
Regulatory Assets	620.4	548.1
Spent Nuclear Fuel and Decommissioning Trusts	4,858.9	4,395.1
Operating Lease Assets	56.1	51.5
Deferred Charges and Other Noncurrent Assets	286.9	317.9
TOTAL OTHER NONCURRENT ASSETS	5,822.3	5,312.6

TOTAL ASSETS	$14,311.9	$13,535.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2025 and December 31, 2024
(dollars in millions)
(Unaudited)

	September 30,	December 31,
	2025	2024
CURRENT LIABILITIES
Advances from Affiliates	$—	$126.8
Accounts Payable:
General	211.2	202.2
Affiliated Companies	144.0	98.5
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2025 and December 31, 2024 Amounts Include $86.3 and $79.0, Respectively, Related to DCC Fuel)	86.3	269.2
Customer Deposits	54.7	59.1
Accrued Taxes	82.9	102.2
Accrued Interest	38.7	41.3
Obligations Under Operating Leases	16.4	12.3
Regulatory Liability for Over-Recovered Fuel Costs	21.1	10.3
Other Current Liabilities	200.3	149.3
TOTAL CURRENT LIABILITIES	855.6	1,071.2

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,398.8	3,225.1
Deferred Income Taxes	1,179.7	1,175.8
Regulatory Liabilities and Deferred Investment Tax Credits	2,893.1	2,480.8
Asset Retirement Obligations	2,156.3	2,088.8
Obligations Under Operating Leases	40.6	40.1
Deferred Credits and Other Noncurrent Liabilities	100.8	57.2
TOTAL NONCURRENT LIABILITIES	9,769.3	9,067.8

TOTAL LIABILITIES	10,624.9	10,139.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	56.6	56.6
Paid-in Capital	1,020.4	1,011.7
Retained Earnings	2,609.3	2,328.0
Accumulated Other Comprehensive Income (Loss)	0.7	0.2
TOTAL COMMON SHAREHOLDER’S EQUITY	3,687.0	3,396.5

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$14,311.9	$13,535.5

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net Income	$331.3	$359.3
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	386.4	359.2
Deferred Income Taxes	(51.9)	(70.7)
Deferral of Incremental Nuclear Refueling Outage Expenses, Net	(40.0)	(3.2)
Asset Impairments and Other Related Charges	—	13.4
Allowance for Equity Funds Used During Construction	(13.1)	(10.1)
Mark-to-Market of Risk Management Contracts	7.8	16.3
Amortization of Nuclear Fuel	80.9	74.3
Deferred Fuel Over/Under-Recovery, Net	21.4	(13.7)
Change in Other Noncurrent Assets	(19.6)	24.4
Change in Other Noncurrent Liabilities	111.8	49.5
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(1.4)	(8.1)
Fuel, Materials and Supplies	38.9	13.8
Accounts Payable	78.5	(57.7)
Accrued Taxes, Net	(19.3)	(56.1)
Other Current Assets	9.8	(2.0)
Other Current Liabilities	19.4	(10.2)
Net Cash Flows from Operating Activities	940.9	678.4

INVESTING ACTIVITIES
Construction Expenditures	(478.3)	(434.7)
Change in Advances to Affiliates, Net	(157.2)	—
Purchases of Investment Securities	(2,386.5)	(2,389.0)
Sales of Investment Securities	2,332.2	2,336.0
Acquisitions of Nuclear Fuel	(88.9)	(98.4)
Other Investing Activities	31.2	5.7
Net Cash Flows Used for Investing Activities	(747.5)	(580.4)

FINANCING ACTIVITIES
Capital Contribution from Parent	8.7	5.0
Return of Capital to Parent	—	(1.8)
Issuance of Long-term Debt – Nonaffiliated	249.0	80.4
Change in Advances from Affiliates, Net	(126.8)	13.7
Retirement of Long-term Debt – Nonaffiliated	(269.9)	(76.1)
Principal Payments for Finance Lease Obligations	(4.8)	(5.2)
Dividends Paid on Common Stock	(50.0)	(112.5)
Other Financing Activities	0.7	0.5
Net Cash Flows Used for Financing Activities	(193.1)	(96.0)

Net Increase in Cash and Cash Equivalents	0.3	2.0
Cash and Cash Equivalents at Beginning of Period	1.5	2.1
Cash and Cash Equivalents at End of Period	$1.8	$4.1

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$111.1	$111.5
Net Cash Paid (Received) for Income Taxes	0.9	(4.4)
Noncash Acquisitions Under Finance Leases	1.7	1.1
Construction Expenditures Included in Current Liabilities as of September 30,	74.9	69.6
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	1.4	8.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

OHIO POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions of KWhs)
Retail:
Residential	4,121	4,090	11,240	10,905
Commercial	7,391	5,388	19,203	15,138
Industrial	3,520	3,544	10,654	10,585
Miscellaneous	23	24	76	77
Total Retail (a)	15,055	13,046	41,173	36,705

Wholesale (b)	552	504	1,683	1,347

Total KWhs	15,607	13,550	42,856	38,052

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in degree days)
Actual – Heating	—	—	2,077	1,573
Normal – Heating	3	4	1,996	2,056

Actual – Cooling	734	844	1,076	1,266
Normal – Cooling	707	699	1,032	1,008

Ohio Power Company and Subsidiaries
Reconciliation of 2024 to 2025 Net Income
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2024 Net Income	$112.7	$201.7

Changes in Revenues:
Retail Revenues	40.5	23.1
Off-system Sales	16.1	41.9
Transmission Revenues	4.5	10.7
Other Revenues	4.9	(7.3)
Total Change in Revenues	66.0	68.4

Changes in Expenses and Other:
Purchased Electricity for Resale	(46.3)	(38.4)
Purchased Electricity from AEP Affiliates	(4.3)	37.1
Other Operation and Maintenance	(2.9)	(30.1)
Asset Impairments and Other Related Charges	—	52.9
Depreciation and Amortization	(10.5)	8.6
Taxes Other Than Income Taxes	(7.6)	1.5
Other Income	(0.9)	(0.9)
Allowance for Equity Funds Used During Construction	(1.2)	3.1
Non-Service Cost Components of Net Periodic Benefit Cost	(1.2)	(3.4)
Interest Expense	(0.9)	(7.7)
Total Change in Expenses and Other	(75.8)	22.7

Income Tax Expense	(2.1)	(28.4)
Equity Earnings of Unconsolidated Subsidiaries	0.1	2.3

2025 Net Income	$100.9	$266.7

Third Quarter of 2025 Compared to Third Quarter of 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $41 million primarily due to the following:
•A $49 million increase due to higher prices for purchased power to serve OPCo’s SSO customers.
•A $9 million increase in weather-normalized revenues primarily in the residential class.
These increases were partially offset by:
•A $12 million decrease in rider revenues.
•A $9 million decrease in weather-related usage driven by a 13% decrease in cooling degree days.
•Off-system Sales increased $16 million primarily due to increased sales of OVEC purchased power driven by higher market prices and volume.
•Other Revenues increased $5 million primarily due to data center load study revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses increased $46 million primarily due to the following:
•A $39 million increase in recoverable auction purchases primarily due to higher prices.
•A $6 million increase in recoverable alternative energy rider expenses.
•Depreciation and Amortization expenses increased $11 million primarily due to higher depreciable base and lower capital rider under-recoveries.
•Taxes Other Than Income Taxes increased $8 million primarily due to an increase in property taxes.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $23 million primarily due to the following:
•A $45 million increase in rider revenues.
•A $13 million increase in weather-related usage driven by a 32% increase in heating degree days.
•A $5 million increase in weather-normalized revenues primarily in the commercial class.
These increases were partially offset by:
•A $39 million decrease due to lower purchased power to serve OPCo’s SSO customers.
•Off-system Sales increased $42 million primarily due to increased sales of OVEC purchased power driven by higher market prices and volume.
•Transmission Revenues increased $11 million primarily due to continued transmission investment.
•Other Revenues decreased $7 million primarily due to lower third-party Legacy Generation Resource Rider revenue related to the recovery of OVEC costs.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses increased $38 million primarily due to the following:
•A $24 million increase primarily due to the amortization of OVEC-related purchased power regulatory assets driven by higher market prices.
•A $24 million increase due to a reduction in regulatory assets for OVEC-related purchased power costs that are no longer probable of future recovery due to approved legislation in Ohio in 2025.
These increases were partially offset by:
•A $6 million decrease in recoverable alternative energy rider expenses.
•Purchased Electricity from AEP Affiliates expenses decreased $37 million primarily due to decreased recoverable purchases to serve SSO customers.
•Other Operation and Maintenance expenses increased $30 million primarily due to the following:
•A $63 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
This increase was partially offset by:
•A $20 million decrease related to recoverable energy assistance program expenses for qualified Ohio customers.
•An $11 million decrease in employee-related expenses primarily due to the voluntary severance program that occurred in the second quarter of 2024.
•Asset Impairments and Other Related Charges decreased $53 million primarily due to the Federal EPA’s revised CCR rules finalized in 2024.
•Depreciation and Amortization expenses decreased $9 million primarily due to capital rider under-recoveries.
•Interest Expense increased $8 million primarily due to higher debt balances.
•Income Tax Expense increased $28 million primarily due to the following:
•A $19 million increase due to an increase in pretax book income.
•A $10 million increase due to a decrease in amortization of Excess ADIT.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES
Electricity, Transmission and Distribution	$1,058.9	$995.8	$2,959.2	$2,899.0
Sales to AEP Affiliates	7.7	5.6	23.7	17.0
Other Revenues	3.6	2.8	9.8	8.3
TOTAL REVENUES	1,070.2	1,004.2	2,992.7	2,924.3

EXPENSES
Purchased Electricity for Resale	245.4	199.1	681.2	642.8
Purchased Electricity from AEP Affiliates	18.4	14.1	49.1	86.2
Other Operation	340.6	343.2	957.6	920.2
Maintenance	71.8	66.3	187.4	194.7
Asset Impairments and Other Related Charges	—	—	—	52.9
Depreciation and Amortization	96.6	86.1	285.3	293.9
Taxes Other Than Income Taxes	144.5	136.9	423.5	425.0
TOTAL EXPENSES	917.3	845.7	2,584.1	2,615.7

OPERATING INCOME	152.9	158.5	408.6	308.6

Other Income (Expense):
Other Income	—	0.9	0.9	1.8
Allowance for Equity Funds Used During Construction	5.2	6.4	19.3	16.2
Non-Service Cost Components of Net Periodic Benefit Cost	4.2	5.4	12.8	16.2
Interest Expense	(39.6)	(38.7)	(117.6)	(109.9)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS (LOSS)	122.7	132.5	324.0	232.9

Income Tax Expense	21.9	19.8	58.8	30.4
Equity Earnings (Loss) of Unconsolidated Subsidiaries	0.1	—	1.5	(0.8)

NET INCOME	$100.9	$112.7	$266.7	$201.7

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2023	$321.2	$1,012.8	$2,237.3	$3,571.3

Net Income			70.6	70.6
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2024	321.2	1,012.8	2,307.9	3,641.9

Net Income			18.4	18.4
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2024	321.2	1,012.8	2,326.3	3,660.3

Capital Contribution from Parent		0.8		0.8
Net Income			112.7	112.7
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2024	$321.2	$1,013.6	$2,439.0	$3,773.8

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$321.2	$1,020.0	$2,542.9	$3,884.1

Common Stock Dividends			(46.0)	(46.0)
Net Income			63.0	63.0
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2025	321.2	1,020.0	2,559.9	3,901.1

Capital Contribution from Parent		1.8		1.8
Common Stock Dividends			(25.0)	(25.0)
Net Income			102.8	102.8
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2025	321.2	1,021.8	2,637.7	3,980.7

Net Income			100.9	100.9
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2025	$321.2	$1,021.8	$2,738.6	$4,081.6

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(in millions)
(Unaudited)

	September 30,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$5.4	$4.5
Advances to Affiliates	—	114.9
Accounts Receivable:
Customers	147.2	189.2
Affiliated Companies	125.4	117.5
Accrued Unbilled Revenues	25.2	31.1
Miscellaneous	0.2	8.6
Total Accounts Receivable	298.0	346.4
Materials and Supplies	168.8	141.4
Prepayments and Other Current Assets	18.7	19.9
TOTAL CURRENT ASSETS	490.9	627.1

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	3,838.7	3,663.9
Distribution	7,510.7	7,244.0
Other Property, Plant and Equipment	1,265.7	1,256.0
Construction Work in Progress	783.1	691.1
Total Property, Plant and Equipment	13,398.2	12,855.0
Accumulated Depreciation and Amortization	2,974.1	2,883.9
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	10,424.1	9,971.1

OTHER NONCURRENT ASSETS
Regulatory Assets	347.6	379.1
Operating Lease Assets	53.4	60.4
Deferred Charges and Other Noncurrent Assets	310.4	661.0
TOTAL OTHER NONCURRENT ASSETS	711.4	1,100.5

TOTAL ASSETS	$11,626.4	$11,698.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)

	September 30,	December 31,
	2025	2024
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$13.0	$—
Accounts Payable:
General	354.4	343.6
Affiliated Companies	286.6	204.9
Risk Management Liabilities	6.3	7.3
Customer Deposits	100.4	108.1
Accrued Taxes	421.3	836.1
Obligations Under Operating Leases	13.5	12.3
Other Current Liabilities	199.8	182.2
TOTAL CURRENT LIABILITIES	1,395.3	1,694.5

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,717.8	3,715.7
Long-term Risk Management Liabilities	38.0	40.2
Deferred Income Taxes	1,249.6	1,201.1
Regulatory Liabilities and Deferred Investment Tax Credits	904.9	987.7
Obligations Under Operating Leases	40.2	48.4
Deferred Credits and Other Noncurrent Liabilities	199.0	127.0
TOTAL NONCURRENT LIABILITIES	6,149.5	6,120.1

TOTAL LIABILITIES	7,544.8	7,814.6

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock –No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321.2	321.2
Paid-in Capital	1,021.8	1,020.0
Retained Earnings	2,738.6	2,542.9
TOTAL COMMON SHAREHOLDER’S EQUITY	4,081.6	3,884.1

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$11,626.4	$11,698.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net Income	$266.7	$201.7
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	285.3	293.9
Deferred Income Taxes	33.9	0.2
Asset Impairments and Other Related Charges	—	52.9
Allowance for Equity Funds Used During Construction	(19.3)	(16.2)
Mark-to-Market of Risk Management Contracts	(3.2)	0.9
Property Taxes	306.4	286.6
Change in Other Noncurrent Assets	39.2	19.2
Change in Other Noncurrent Liabilities	(11.4)	47.2
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	48.4	(39.8)
Materials and Supplies	(10.2)	33.8
Accounts Payable	131.3	(43.4)
Customer Deposits	(7.7)	6.1
Accrued Taxes, Net	(416.0)	(322.3)
Other Current Assets	2.5	(11.9)
Other Current Liabilities	0.1	17.2
Net Cash Flows from Operating Activities	646.0	526.1

INVESTING ACTIVITIES
Construction Expenditures	(747.1)	(688.5)
Change in Advances to Affiliates, Net	114.9	(97.4)
Other Investing Activities	45.3	29.4
Net Cash Flows Used for Investing Activities	(586.9)	(756.5)

FINANCING ACTIVITIES
Capital Contribution from Parent	1.8	0.8
Issuance of Long-term Debt – Nonaffiliated	—	346.3
Change in Advances from Affiliates, Net	13.0	(110.5)
Principal Payments for Finance Lease Obligations	(3.4)	(4.0)
Dividends Paid on Common Stock	(71.0)	—
Other Financing Activities	1.4	1.0
Net Cash Flows from (Used for) Financing Activities	(58.2)	233.6

Net Increase in Cash and Cash Equivalents	0.9	3.2
Cash and Cash Equivalents at Beginning of Period	4.5	6.4
Cash and Cash Equivalents at End of Period	$5.4	$9.6

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$90.6	$82.8
Net Cash Paid (Received) for Income Taxes	53.1	(5.1)
Noncash Acquisitions Under Finance Leases	1.5	1.1
Construction Expenditures Included in Current Liabilities as of September 30,	118.5	126.8

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

PUBLIC SERVICE COMPANY OF OKLAHOMA

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions of KWhs)
Retail:
Residential	2,027	2,170	4,938	5,084
Commercial	1,706	1,733	4,512	4,348
Industrial	1,567	1,524	4,427	4,436
Miscellaneous	360	371	964	981
Total Retail	5,660	5,798	14,841	14,849

Wholesale (a)	168	24	253	135

Total KWhs	5,828	5,822	15,094	14,984
(a)Includes municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in degree days)
Actual – Heating	—	—	1,193	917
Normal – Heating	—	—	1,081	1,088

Actual – Cooling	1,353	1,433	1,982	2,263
Normal – Cooling	1,425	1,429	2,154	2,111

Public Service Company of Oklahoma
Reconciliation of 2024 to 2025 Net Income
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2024 Net Income	$113.7	$222.0

Changes in Revenues:
Retail Revenues (a)	73.0	88.9
Transmission Revenues	(2.8)	9.3
Other Revenues	7.8	(3.3)
Total Change in Revenues	78.0	94.9

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(9.4)	18.2
Other Operation and Maintenance	(35.5)	(48.7)
Depreciation and Amortization	3.5	(0.6)
Taxes Other Than Income Taxes	(2.0)	0.8
Interest Income	(0.2)	1.6
Allowance for Equity Funds Used During Construction	(0.2)	2.7
Non-Service Cost Components of Net Periodic Benefit Cost	(0.8)	(2.2)
Interest Expense	(13.5)	(29.4)
Total Change in Expenses and Other	(58.1)	(57.6)

Income Tax Benefit	(3.8)	(38.3)

2025 Net Income	$129.8	$221.0

(a)Includes firm wholesale sales to municipals and cooperatives.

Third Quarter of 2025 Compared to Third Quarter of 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $73 million primarily due to the following:
•An $81 million increase in base rate and rider revenues.
•A $7 million increase in weather-normalized margins primarily in the residential class partially offset by a decrease in the industrial class.
These increases were partially offset by:
•A $10 million decrease in fuel revenue primarily due to lower authorized fuel rates.
•An $8 million decrease in weather-related usage primarily driven by a 6% decrease in cooling degree days.
•Other Revenues increased $8 million primarily due to an increase in sales of renewable energy credits.

Expenses and Other changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $9 million primarily due to higher current amortization of under-recovered deferred fuel regulatory assets as the result of increased recoverable PTCs.
•Other Operation and Maintenance expenses increased $36 million primarily due to the following:
•A $17 million increase in transmission expenses primarily due to increased transmission investments.
•A $10 million increase in generation expenses primarily due to acquisitions of generation facilities in 2025.
•Interest Expense increased $14 million primarily due to higher long-term debt balances.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $89 million primarily due to the following:
•A $145 million increase in base rate and rider revenues.
•An $18 million increase in weather-normalized margins primarily in the residential class partially offset by a decrease in the industrial class.
These increases were partially offset by:
•A $60 million decrease in fuel revenue primarily due to lower authorized fuel rates.
•A $20 million decrease in weather-related usage primarily driven by a 12% decrease in cooling degree days.
•Transmission Revenues increased $9 million primarily due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates and continued transmission investment.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $18 million primarily due to lower current amortization of under-recovered deferred fuel regulatory assets as a result of lower authorized fuel rates and increased fuel and purchased power costs, offset by increased recoverable PTCs.
•Other Operation and Maintenance expenses increased $49 million primarily due to the following:
•A $42 million increase in transmission expenses primarily due to the June 2025 FERC NOLC order and SPP expenses.
•A $12 million increase in distribution expenses primarily due to overhead line maintenance.
These increases were partially offset by:
•A $13 million decrease in expenses from a customer project to enhance transmission resiliency in 2024.
•Interest Expense increased $29 million primarily due to higher long-term debt balances and a prior year deferral of expenses as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking.
•Income Tax Benefit decreased $38 million primarily due to the following:
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

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES
Electric Generation, Transmission and Distribution	$685.5	$612.9	$1,541.5	$1,439.1
Sales to AEP Affiliates	3.5	1.1	5.9	5.7
Other Revenues	4.4	1.4	9.5	17.2
TOTAL REVENUES	693.4	615.4	1,556.9	1,462.0

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	294.2	284.8	595.5	613.7
Other Operation	139.5	112.2	363.2	328.1
Maintenance	36.9	28.7	95.3	81.7
Depreciation and Amortization	67.1	70.6	202.7	202.1
Taxes Other Than Income Taxes	20.8	18.8	59.4	60.2
TOTAL EXPENSES	558.5	515.1	1,316.1	1,285.8

OPERATING INCOME	134.9	100.3	240.8	176.2

Other Income (Expense):
Interest Income	—	0.2	2.3	0.7
Allowance for Equity Funds Used During Construction	1.1	1.3	7.3	4.6
Non-Service Cost Components of Net Periodic Benefit Cost	2.1	2.9	6.3	8.5
Interest Expense	(40.0)	(26.5)	(99.6)	(70.2)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	98.1	78.2	157.1	119.8

Income Tax Expense (Benefit)	(31.7)	(35.5)	(63.9)	(102.2)

NET INCOME	$129.8	$113.7	$221.0	$222.0

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income	$129.8	$113.7	$221.0	$222.0

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $(2.3) for the Three Months Ended September 30, 2025 and 2024, Respectively, and $(0.3) and $(2.3) for the Nine Months Ended September 30, 2025 and 2024, Respectively	(0.1)	(8.6)	(1.3)	(8.6)

TOTAL COMPREHENSIVE INCOME	$129.7	$105.1	$219.7	$213.4

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2023	$157.2	$1,039.3	$1,374.3	$(0.2)	$2,570.6

Common Stock Dividends			(35.0)		(35.0)
Net Income			72.0		72.0
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2024	157.2	1,039.3	1,411.3	(0.2)	2,607.6

Capital Contribution from Parent		0.2			0.2
Common Stock Dividends			(35.0)		(35.0)
Net Income			36.3		36.3
TOTAL COMMON SHAREHOLDER'S EQUITY – JUNE 30, 2024	157.2	1,039.5	1,412.6	(0.2)	2,609.1

Common Stock Dividends			(35.0)		(35.0)
Net Income			113.7		113.7
Other Comprehensive Loss				(8.6)	(8.6)
TOTAL COMMON SHAREHOLDER'S EQUITY – SEPTEMBER 30, 2024	$157.2	$1,039.5	$1,491.3	$(8.8)	$2,679.2

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2024	$157.2	$1,041.2	$1,483.6	$3.6	$2,685.6

Net Income			27.5		27.5
Other Comprehensive Loss				(1.2)	(1.2)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2025	157.2	1,041.2	1,511.1	2.4	2,711.9

Capital Contribution from Parent		299.9			299.9
Net Income			63.7		63.7
TOTAL COMMON SHAREHOLDER'S EQUITY – JUNE 30, 2025	157.2	1,341.1	1,574.8	2.4	3,075.5

Capital Contribution from Parent		375.0			375.0
Net Income			129.8		129.8
Other Comprehensive Loss				(0.1)	(0.1)
TOTAL COMMON SHAREHOLDER'S EQUITY – SEPTEMBER 30, 2025	$157.2	$1,716.1	$1,704.6	$2.3	$3,580.2

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(in millions)
(Unaudited)

	September 30,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$3.1	$1.8
Advances to Affiliates	—	232.0
Accounts Receivable:
Customers	95.6	74.8
Affiliated Companies	41.3	32.6
Miscellaneous	4.7	0.3
Total Accounts Receivable	141.6	107.7
Fuel	5.9	17.1
Materials and Supplies	119.9	108.8
Risk Management Assets	68.1	20.6
Accrued Tax Benefits	19.1	35.5
Regulatory Asset for Under-Recovered Fuel Costs	22.3	64.7
Prepayments and Other Current Assets	18.1	20.2
TOTAL CURRENT ASSETS	398.1	608.4

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,347.5	2,772.4
Transmission	1,378.1	1,345.3
Distribution	3,888.8	3,698.8
Other Property, Plant and Equipment	1,269.6	550.0
Construction Work in Progress	454.6	378.8
Total Property, Plant and Equipment	11,338.6	8,745.3
Accumulated Depreciation and Amortization	2,702.7	2,213.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,635.9	6,532.3

OTHER NONCURRENT ASSETS
Regulatory Assets	603.5	527.8
Employee Benefits and Pension Assets	77.5	73.6
Operating Lease Assets	126.1	106.2
Deferred Charges and Other Noncurrent Assets	82.9	62.0
TOTAL OTHER NONCURRENT ASSETS	890.0	769.6

TOTAL ASSETS	$9,924.0	$7,910.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)

	September 30,	December 31,
	2025	2024
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$39.7	$—
Accounts Payable:
General	285.2	200.5
Affiliated Companies	123.6	59.1
Long-term Debt Due Within One Year – Nonaffiliated	50.6	125.6
Risk Management Liabilities	15.9	5.8
Customer Deposits	114.6	72.9
Accrued Taxes	93.9	33.4
Accrued Interest	39.6	33.1
Obligations Under Operating Leases	11.6	10.4
Other Current Liabilities	88.0	78.6
TOTAL CURRENT LIABILITIES	862.7	619.4

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,474.0	2,730.0
Deferred Income Taxes	989.0	930.6
Regulatory Liabilities and Deferred Investment Tax Credits	722.0	689.7
Asset Retirement Obligations	139.1	118.8
Obligations Under Operating Leases	121.6	101.9
Deferred Credits and Other Noncurrent Liabilities	35.4	34.3
TOTAL NONCURRENT LIABILITIES	5,481.1	4,605.3

TOTAL LIABILITIES	6,343.8	5,224.7

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157.2	157.2
Paid-in Capital	1,716.1	1,041.2
Retained Earnings	1,704.6	1,483.6
Accumulated Other Comprehensive Income (Loss)	2.3	3.6
TOTAL COMMON SHAREHOLDER’S EQUITY	3,580.2	2,685.6

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$9,924.0	$7,910.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net Income	$221.0	$222.0
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	202.7	202.1
Deferred Income Taxes	30.6	(12.7)
Allowance for Equity Funds Used During Construction	(7.3)	(4.6)
Mark-to-Market of Risk Management Contracts	(34.4)	(27.9)
Property Taxes	(16.1)	(14.8)
Deferred Fuel Over/Under-Recovery, Net	42.4	90.9
Change in Other Regulatory Assets	(57.2)	5.0
Change in Other Noncurrent Assets	(34.7)	(24.4)
Change in Other Noncurrent Liabilities	14.4	0.8
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(33.9)	33.3
Fuel, Materials and Supplies	4.1	12.2
Accounts Payable	142.0	9.6
Accrued Taxes, Net	76.1	54.0
Other Current Assets	(2.1)	(15.3)
Other Current Liabilities	23.8	(67.0)
Net Cash Flows from Operating Activities	571.4	463.2

INVESTING ACTIVITIES
Construction Expenditures	(534.1)	(402.9)
Change in Advances to Affiliates, Net	232.0	—
Acquisitions of Generation Facilities	(1,657.3)	—
Other Investing Activities	7.8	5.1
Net Cash Flows Used for Investing Activities	(1,951.6)	(397.8)

FINANCING ACTIVITIES
Capital Contribution from Parent	674.9	0.2
Issuance of Long-term Debt – Nonaffiliated	793.1	—
Change in Advances from Affiliates, Net	39.7	44.1
Retirement of Long-term Debt – Nonaffiliated	(125.4)	(0.4)
Principal Payments for Finance Lease Obligations	(2.4)	(2.5)
Dividends Paid on Common Stock	—	(105.0)
Other Financing Activities	1.6	0.5
Net Cash Flows from (Used for) Financing Activities	1,381.5	(63.1)

Net Increase in Cash and Cash Equivalents	1.3	2.3
Cash and Cash Equivalents at Beginning of Period	1.8	2.5
Cash and Cash Equivalents at End of Period	$3.1	$4.8

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$95.8	$86.4
Net Cash Paid (Received) for Income Taxes	(86.2)	(27.2)
Cash Paid (Received) for Transferable Tax Credits	(48.0)	(76.9)
Noncash Acquisitions Under Finance Leases	2.1	1.2
Construction Expenditures Included in Current Liabilities as of September 30,	90.7	76.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions of KWhs)
Retail:
Residential	2,016	1,955	4,984	4,855
Commercial	1,699	1,617	4,359	4,287
Industrial	1,375	1,232	3,883	3,873
Miscellaneous	16	17	50	52
Total Retail	5,106	4,821	13,276	13,067

Wholesale (a)	1,562	1,567	4,305	4,281

Total KWhs	6,668	6,388	17,581	17,348
(a)Includes Off-system Sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in degree days)
Actual – Heating	—	—	726	560
Normal – Heating	—	1	714	722

Actual – Cooling	1,545	1,591	2,589	2,721
Normal – Cooling	1,404	1,439	2,220	2,237

Southwestern Electric Power Company
Reconciliation of 2024 to 2025
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2024 Earnings Attributable to Common Shareholder	$139.1	$277.1

Changes in Revenues:
Retail Revenues (a)	65.2	236.9
Off-system Sales	0.6	(0.9)
Transmission Revenues	13.9	34.7
Other Revenues	5.4	3.9
Total Change in Revenues	85.1	274.6

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	11.7	6.3
Other Operation and Maintenance	(46.5)	(16.4)
Depreciation and Amortization	(10.3)	(36.4)
Taxes Other Than Income Taxes	(1.7)	(6.1)
Interest Income	0.4	(3.0)
Allowance for Equity Funds Used During Construction	4.4	4.6
Non-Service Cost Components of Net Periodic Benefit Cost	(0.9)	(2.5)
Interest Expense	(5.0)	(34.7)
Total Change in Expenses and Other	(47.9)	(88.2)

Income Tax Benefit	12.8	(110.9)
Equity Earnings of Unconsolidated Subsidiary	(0.2)	(0.3)
Net Income Attributable to Noncontrolling Interest	0.3	1.0

2025 Earnings Attributable to Common Shareholder	$189.2	$353.3

(a)Includes firm wholesale sales to municipals and cooperatives.

Third Quarter of 2025 Compared to Third Quarter of 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $65 million primarily due to the following:
•A $35 million increase in weather-normalized margins across all classes.
•A $35 million increase in rider revenues.
•Transmission Revenues increased $14 million primarily due to continued transmission investment.
•Other Revenues increased $5 million due to increased associated business development revenues driven by costs associated with a third-party construction project.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $12 million primarily due to a current year decrease in amortization of under-recovered deferred fuel regulatory assets primarily driven by lower authorized fuel rates in Arkansas.

•Other Operation and Maintenance expenses increased $47 million primarily due to the following:
•A $20 million increase in transmission expenses primarily due to:
•A $10 million increase due to continued transmission investment.
•A $10 million increase in vegetation management expenses.
•A $12 million increase in distribution expenses primarily due to overhead line maintenance.
•A $6 million increase in employee-related expenses.
•Depreciation and Amortization expenses increased $10 million primarily due to the amortization of the Storm Recovery Funding securitized assets.
•Interest Expense increased $5 million primarily associated with Storm Recovery Funding securitization bonds.
•Income Tax Benefit increased $13 million primarily due to an increase in PTCs.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $237 million primarily due to the following:
•A $160 million increase due to a revenue refund provision recorded in 2024 associated with the Turk Plant and SWEPCo’s 2012 Texas Base Rate Case.
•A $78 million increase in rider revenues.
•Transmission Revenues increased $35 million primarily due to the following:
•A $27 million increase due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•A $13 million increase due to continued transmission investment.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $6 million primarily due to a current year decrease in amortization of under-recovered deferred fuel regulatory assets.
•Other Operation and Maintenance expenses increased $16 million primarily due to the following:
•A $27 million increase in transmission expenses primarily due to:
•A $15 million increase due to continued transmission investment.
•A $10 million increase related to the June 2025 FERC NOLC order.
This increase was partially offset by:
•A $14 million decrease due to a disallowance recorded on the remaining net book value of the Dolet Hills Power Station as a result of an LPSC approved settlement agreement in April 2024.
•Depreciation and Amortization expenses increased $36 million primarily due to the following:
•A $24 million increase due to a higher depreciable base.
•A $17 million increase due to the amortization of the Storm Recovery Funding securitized assets.
•Taxes Other Than Income Taxes increased $6 million primarily due to an increase in property taxes.
•Interest Expense increased $35 million primarily due to the following:
•A $20 million increase due to a prior year deferral of expenses as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking.
•A $17 million increase associated with Storm Recovery Funding securitization bonds.
•Income Tax Benefit decreased $111 million primarily due to the following:
•A $109 million decrease due to a reduction in Excess ADIT regulatory liabilities as a result of the IRS PLR received regarding the treatment of stand-alone NOLCs in retail ratemaking recorded in 2024.
•A $39 million decrease due to an increase in pretax book income.
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
•A $19 million increase due to an increase in PTCs.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUES
Electric Generation, Transmission and Distribution	$694.3	$625.1	$1,760.7	$1,680.5
Sales to AEP Affiliates	28.2	19.7	63.7	50.5
(Provision for)/Reversal of – Revenue Refund – Nonaffiliated	(4.6)	(6.7)	(9.1)	(187.2)
Other Revenues	6.0	0.7	10.1	7.0
TOTAL REVENUES	723.9	638.8	1,825.4	1,550.8

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	192.4	204.1	575.8	582.1
Other Operation	122.1	95.1	326.9	324.3
Maintenance	54.8	35.3	139.7	125.9
Depreciation and Amortization	128.0	117.7	334.0	297.6
Taxes Other Than Income Taxes	35.8	34.1	99.9	93.8
TOTAL EXPENSES	533.1	486.3	1,476.3	1,423.7

OPERATING INCOME	190.8	152.5	349.1	127.1

Other Income (Expense):
Interest Income	3.5	3.1	8.4	11.4
Allowance for Equity Funds Used During Construction	7.3	2.9	14.3	9.7
Non-Service Cost Components of Net Periodic Benefit Cost	1.7	2.6	5.1	7.6
Interest Expense	(36.9)	(31.9)	(109.8)	(75.1)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	166.4	129.2	267.1	80.7

Income Tax Expense (Benefit)	(23.3)	(10.5)	(87.9)	(198.8)
Equity Earnings of Unconsolidated Subsidiary	0.2	0.4	0.8	1.1

NET INCOME	189.9	140.1	355.8	280.6

Net Income Attributable to Noncontrolling Interest	0.7	1.0	2.5	3.5

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$189.2	$139.1	$353.3	$277.1

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income	$189.9	$140.1	$355.8	$280.6

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(0.1) and $(0.1) for the Three Months Ended September 30, 2025 and 2024, Respectively, and $(0.1) and $(0.1) for the Nine Months Ended September 30, 2025 and 2024, Respectively	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $(0.1) for the Three Months Ended September 30, 2025 and 2024, Respectively, and $0 and $(0.1) for the Nine Months Ended September 30, 2025 and 2024, Respectively	—	(0.1)	—	(0.2)

TOTAL OTHER COMPREHENSIVE LOSS	(0.1)	(0.2)	(0.2)	(0.4)

TOTAL COMPREHENSIVE INCOME	189.8	139.9	355.6	280.2

Total Comprehensive Income Attributable to Noncontrolling Interest	0.7	1.0	2.5	3.5

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$189.1	$138.9	$353.1	$276.7

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2023	$0.1	$1,492.2	$2,281.3	$(3.4)	$0.2	$3,770.4

Common Stock Dividends			(50.0)			(50.0)
Common Stock Dividends – Nonaffiliated					(1.4)	(1.4)
Net Income			208.1		1.5	209.6
Other Comprehensive Loss				(0.2)		(0.2)
TOTAL EQUITY – MARCH 31, 2024	0.1	1,492.2	2,439.4	(3.6)	0.3	3,928.4

Common Stock Dividends			(100.0)			(100.0)
Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income (Loss)			(70.1)		1.0	(69.1)
TOTAL EQUITY – JUNE 30, 2024	0.1	1,492.2	2,269.3	(3.6)	0.3	3,758.3

Return of Capital to Parent		(1.1)				(1.1)
Common Stock Dividends			(100.0)			(100.0)
Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income			139.1		1.0	140.1
Other Comprehensive Loss				(0.2)		(0.2)
TOTAL EQUITY – SEPTEMBER 30, 2024	$0.1	$1,491.1	$2,308.4	$(3.8)	$0.3	$3,796.1

TOTAL EQUITY – DECEMBER 31, 2024	$0.1	$1,549.7	$2,352.5	$2.3	$0.4	$3,905.0

Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income			48.5		1.0	49.5
Other Comprehensive Loss				(0.1)		(0.1)
TOTAL EQUITY – MARCH 31, 2025	0.1	1,549.7	2,401.0	2.2	0.4	3,953.4

Capital Contribution from Parent		450.6				450.6
Common Stock Dividends – Nonaffiliated					(1.0)	(1.0)
Net Income			115.6		0.8	116.4
TOTAL EQUITY – JUNE 30, 2025	0.1	2,000.3	2,516.6	2.2	0.2	4,519.4

Common Stock Dividends – Nonaffiliated					(0.9)	(0.9)
Net Income			189.2		0.7	189.9
Other Comprehensive Loss				(0.1)		(0.1)
TOTAL EQUITY – SEPTEMBER 30, 2025	$0.1	$2,000.3	$2,705.8	$2.1	$—	$4,708.3

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2025 and December 31, 2024
(in millions)
(Unaudited)

	September 30,	December 31,
	2025	2024
CURRENT ASSETS
Cash and Cash Equivalents	$2.7	$1.2
Restricted Cash (September 30, 2025 and December 31, 2024 Amounts Include $7.8 and $3.4, Respectively, Related to Storm Recovery Funding)	7.8	3.4
Advances to Affiliates	269.7	2.3
Accounts Receivable:
Customers	39.7	34.5
Affiliated Companies	74.3	54.1
Miscellaneous	7.0	9.2
Total Accounts Receivable	121.0	97.8
Fuel	76.9	86.5
Materials and Supplies (September 30, 2025 and December 31, 2024 Amounts Include $1.1 and $1.5, Respectively, Related to Sabine)	85.0	81.4
Risk Management Assets	57.8	18.1
Accrued Tax Benefits	28.8	26.0
Regulatory Asset for Under-Recovered Fuel Costs	106.7	106.6
Prepayments and Other Current Assets	17.8	14.7
TOTAL CURRENT ASSETS	774.2	438.0

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,335.2	5,287.5
Transmission	3,066.8	2,863.8
Distribution	3,170.3	3,007.1
Other Property, Plant and Equipment (September 30, 2025 and December 31, 2024 Amounts Include $125.2 and $166.8, Respectively, Related to Sabine)	909.5	940.4
Construction Work in Progress	753.4	627.3
Total Property, Plant and Equipment	13,235.2	12,726.1
Accumulated Depreciation and Amortization (September 30, 2025 and December 31, 2024 Amounts Include $125.2 and $166.8, Respectively, Related to Sabine)	3,443.6	3,280.0
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,791.6	9,446.1

OTHER NONCURRENT ASSETS
Regulatory Assets	922.2	921.3
Securitized Assets (September 30, 2025 and December 31, 2024 Amounts Include $319.5 and $331.4, Respectively, Related to Storm Recovery Funding)	319.5	331.4
Deferred Charges and Other Noncurrent Assets	374.6	358.2
TOTAL OTHER NONCURRENT ASSETS	1,616.3	1,610.9

TOTAL ASSETS	$12,182.1	$11,495.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2025 and December 31, 2024
(Unaudited)

	September 30,	December 31,
	2025	2024
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$275.0
Accounts Payable:
General	324.9	265.5
Affiliated Companies	112.3	57.1
Short-term Debt – Nonaffiliated	7.7	5.5
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2025 and December 31, 2024 Amounts Include $16.6 and $22.7, Respectively, Related to Storm Recovery Funding)	516.6	22.7
Risk Management Liabilities	4.4	2.3
Customer Deposits	78.5	75.4
Accrued Taxes	120.1	48.6
Accrued Interest	40.1	40.6
Obligations Under Operating Leases	7.0	8.2
Provision for Refund	81.6	70.8
Other Current Liabilities	145.8	159.9
TOTAL CURRENT LIABILITIES	1,439.0	1,031.6

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (September 30, 2025 and December 31, 2024 Amounts Include $304.3 and $308.7, Respectively, Related to Storm Recovery Funding)	3,456.0	3,958.1
Deferred Income Taxes	1,372.4	1,271.3
Regulatory Liabilities and Deferred Investment Tax Credits	564.6	610.8
Asset Retirement Obligations	260.7	257.5
Employee Benefits and Pension Obligations	40.1	46.5
Obligations Under Operating Leases	131.6	137.5
Provision for Refund	43.5	107.8
Storm Reserve	106.7	106.2
Deferred Credits and Other Noncurrent Liabilities	59.2	62.7
TOTAL NONCURRENT LIABILITIES	6,034.8	6,558.4

TOTAL LIABILITIES	7,473.8	7,590.0

Rate Matters (Note 4)
Commitments and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	0.1	0.1
Paid-in Capital	2,000.3	1,549.7
Retained Earnings	2,705.8	2,352.5
Accumulated Other Comprehensive Income (Loss)	2.1	2.3
TOTAL COMMON SHAREHOLDER’S EQUITY	4,708.3	3,904.6

Noncontrolling Interest	—	0.4

TOTAL EQUITY	4,708.3	3,905.0

TOTAL LIABILITIES AND EQUITY	$12,182.1	$11,495.0

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 110.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025 and 2024
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net Income	$355.8	$280.6
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	334.0	297.6
Deferred Income Taxes	23.4	(117.1)
Allowance for Equity Funds Used During Construction	(14.3)	(9.7)
Mark-to-Market of Risk Management Contracts	(36.5)	(23.3)
Property Taxes	(23.2)	(23.7)
Deferred Fuel Over/Under-Recovery, Net	90.9	134.3
Provision for Refund – Turk Plant	—	100.0
Change in Other Noncurrent Assets	(51.2)	(41.3)
Change in Other Noncurrent Liabilities	(103.4)	(46.0)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(23.2)	(2.4)
Fuel, Materials and Supplies	6.0	26.2
Accounts Payable	135.9	7.6
Accrued Taxes, Net	68.7	65.1
Provision for Refund – Turk Plant	—	60.0
Other Current Assets	0.6	(7.0)
Other Current Liabilities	(10.3)	(51.5)
Net Cash Flows from Operating Activities	753.2	649.4

INVESTING ACTIVITIES
Construction Expenditures	(654.0)	(539.6)
Change in Advances to Affiliates, Net	(267.4)	(0.6)
Other Investing Activities	11.2	10.9
Net Cash Flows Used for Investing Activities	(910.2)	(529.3)

FINANCING ACTIVITIES
Capital Contribution from Parent	450.6	—
Return of Capital to Parent	—	(1.1)
Issuance of Long-term Debt – Nonaffiliated	0.7	—
Change in Short-term Debt – Nonaffiliated	2.2	0.3
Change in Advances from Affiliates, Net	(275.0)	148.7
Retirement of Long-term Debt – Nonaffiliated	(11.1)	—
Principal Payments for Finance Lease Obligations	(3.1)	(13.0)
Dividends Paid on Common Stock	—	(250.0)
Dividends Paid on Common Stock – Nonaffiliated	(2.9)	(3.4)
Other Financing Activities	1.5	0.4
Net Cash Flows from (Used for) Financing Activities	162.9	(118.1)

Net Increase in Cash, Cash Equivalents and Restricted Cash	5.9	2.0
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	4.6	2.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$10.5	$4.4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$118.5	$107.1
Net Cash Paid (Received) for Income Taxes	(60.9)	(11.2)
Cash Paid (Received) for Transferable Tax Credits	(54.2)	(69.4)
Noncash Acquisitions Under Finance Leases	2.6	1.9
Construction Expenditures Included in Current Liabilities as of September 30,	115.7	84.9

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair statement of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three and nine months ended September 30, 2025 is not necessarily indicative of results that may be expected for the year ending December 31, 2025.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2024 financial statements and notes thereto, which are included in the 2024 Annual Reports.

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

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended September 30,
	2025		2024
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$972.0		$959.6

Weighted-Average Number of Basic AEP Common Shares Outstanding	534.9	$1.82	532.2	$1.80
Weighted-Average Dilutive Effect	3.1	(0.01)	1.4	—
Weighted-Average Number of Diluted AEP Common Shares Outstanding	538.0	$1.81	533.6	$1.80

	Nine Months Ended September 30,
	2025		2024
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$2,998.0		$2,303.0

Weighted-Average Number of Basic AEP Common Shares Outstanding	534.2	$5.61	529.2	$4.35
Weighted-Average Dilutive Effect	2.2	(0.02)	1.3	(0.01)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	536.4	$5.59	530.5	$4.34

There were no antidilutive shares outstanding as of September 30, 2025 and 2024.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	September 30, 2025
	AEP	AEP Texas	APCo	SWEPCo
	(in millions)
Cash and Cash Equivalents	$1,067.7	$0.1	$3.9	$2.7
Restricted Cash	39.1	7.3	10.8	7.8
Total Cash, Cash Equivalents and Restricted Cash	$1,106.8	$7.4	$14.7	$10.5

	December 31, 2024
	AEP	AEP Texas	APCo	SWEPCo
	(in millions)
Cash and Cash Equivalents	$202.9	$0.1	$3.9	$1.2
Restricted Cash	43.1	23.5	16.2	3.4
Total Cash, Cash Equivalents and Restricted Cash	$246.0	$23.6	$20.1	$4.6

Supplementary Cash Flow Information (Applies to AEP)

	Nine Months Ended September 30,
Cash Flow Information	2025	2024
	(in millions)
Cash Paid (Received) for:
Interest, Net of Capitalized Amounts	$1,315.1	$1,247.3
Income Taxes, Net	60.1	87.9
Sale of Transferable Tax Credits	(102.2)	(163.7)
Noncash Investing and Financing Activities:
Acquisitions Under Finance Leases	30.0	24.5
Construction Expenditures Included in Current Liabilities as of September 30,	1,168.8	1,015.1
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	1.4	8.2

2. NEW ACCOUNTING STANDARDS

The disclosures in this note apply to all Registrants unless indicated otherwise.

Management reviews the FASB’s standard-setting process and the SEC’s rulemaking activity to determine the relevance, if any, to the Registrants’ business. The following standards/rules will impact the Registrants’ financial statements.

SEC Climate Disclosure Rule

In March 2024, the SEC adopted final rules that would require registrants to disclose certain climate-related information in registration statements and annual reports. The final rules require registrants to disclose, among other things, material climate-related risks, activities to mitigate such risks and information about a registrant’s board of directors oversight and management’s role in managing material climate-related risks. The final rules also require registrants to provide information related to any climate-related targets or goals that are material to a registrant’s business, results of operations or financial condition. Litigation challenging the new rules was filed by multiple parties in multiple jurisdictions, which have been consolidated and assigned to the U.S. Court of Appeals for the Eighth Circuit. In April 2024, the SEC issued an order staying the final climate disclosure rules pending the completion of judicial review at the Court of Appeals. While a majority of the reporting requirements would be applicable to the fiscal year beginning in 2025, with the addition of assurance reporting for GHG emissions starting in 2029 for large accelerated filers, the SEC subsequently clarified in its briefing that it would address a new effective date for the rules at the conclusion of its stay of the rules. In March 2025, the SEC announced that it voted to end its defense of the final climate disclosure rules. In April 2025, 18 states filed a motion to intervene in the case and to hold the case in abeyance until the SEC takes action to amend or rescind the rules. In July 2025, the SEC filed a status report stating that it does not intend to review or reconsider the rules and asked the Court of Appeals to make a ruling on the case. In September 2025, the Court of Appeals issued an order holding the case in abeyance until the SEC either formally defends the rules or initiates a new rulemaking process for reconsideration. The Registrants are currently evaluating the status of the rules and the impact of the final rules on their respective consolidated financial statements and related disclosures.

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

ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software” (ASU 2025-06)

In September 2025, the FASB issued ASU 2025-06, the intent of which is to modernize the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met for the commencement of capitalization of eligible costs.

The amendments in the new standard may be applied on either a retrospective, prospective or modified prospective basis for public business entities for fiscal years beginning after December 15, 2027 with early adoption permitted. Management is evaluating the new standard and has not yet determined when, or the method by which, the Registrants will adopt its amendments.

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

	Cash Flow Hedges		Pension
Three Months Ended September 30, 2025	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2025	$91.5	$0.2	$(104.3)	$(12.6)
Change in Fair Value Recognized in AOCI, Net of Tax	(17.1)	(0.1)	—	(17.2)
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	3.2	—	—	3.2
Interest Expense (a)	—	(0.9)	—	(0.9)
Amortization of Prior Service Cost (Credit)	—	—	(0.2)	(0.2)
Amortization of Actuarial (Gains) Losses	—	—	0.5	0.5
Reclassifications from AOCI, before Income Tax (Expense) Benefit	3.2	(0.9)	0.3	2.6
Income Tax (Expense) Benefit	0.7	(0.2)	0.1	0.6
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	2.5	(0.7)	0.2	2.0
Net Current Period Other Comprehensive Income (Loss)	(14.6)	(0.8)	0.2	(15.2)
Balance in AOCI as of September 30, 2025	$76.9	$(0.6)	$(104.1)	$(27.8)

	Cash Flow Hedges		Pension
Three Months Ended September 30, 2024	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2024	$103.7	$9.3	$(153.0)	$(40.0)
Change in Fair Value Recognized in AOCI, Net of Tax	(28.8)	(24.5)	—	(53.3)
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	0.1	—	—	0.1
Interest Expense (a)	—	8.8	—	8.8
Amortization of Prior Service Cost (Credit)	—	—	(1.4)	(1.4)
Amortization of Actuarial (Gains) Losses	—	—	0.7	0.7
Reclassifications from AOCI, before Income Tax (Expense) Benefit	0.1	8.8	(0.7)	8.2
Income Tax (Expense) Benefit	0.1	1.8	(0.1)	1.8
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	—	7.0	(0.6)	6.4
Net Current Period Other Comprehensive Loss	(28.8)	(17.5)	(0.6)	(46.9)
Balance in AOCI as of September 30, 2024	$74.9	$(8.2)	$(153.6)	$(86.9)

	Cash Flow Hedges		Pension
Nine Months Ended September 30, 2025	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2024	$98.5	$3.3	$(104.9)	$(3.1)
Change in Fair Value Recognized in AOCI, Net of Tax	(14.9)	(1.1)	—	(16.0)
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(8.5)	—	—	(8.5)
Interest Expense (a)	—	(3.5)	—	(3.5)
Amortization of Prior Service Cost (Credit)	—	—	(0.6)	(0.6)
Amortization of Actuarial (Gains) Losses	—	—	1.6	1.6
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(8.5)	(3.5)	1.0	(11.0)
Income Tax (Expense) Benefit	(1.8)	(0.7)	0.2	(2.3)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(6.7)	(2.8)	0.8	(8.7)
Net Current Period Other Comprehensive Income (Loss)	(21.6)	(3.9)	0.8	(24.7)
Balance in AOCI as of September 30, 2025	$76.9	$(0.6)	$(104.1)	$(27.8)

	Cash Flow Hedges		Pension
Nine Months Ended September 30, 2024	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2023	$104.9	$(8.1)	$(152.3)	$(55.5)
Change in Fair Value Recognized in AOCI, Net of Tax	(16.3)	(5.2)	—	(21.5)
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(17.4)	—	—	(17.4)
Interest Expense (a)	—	6.5	—	6.5
Amortization of Prior Service Cost (Credit)	—	—	(4.0)	(4.0)
Amortization of Actuarial (Gains) Losses	—	—	2.4	2.4
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(17.4)	6.5	(1.6)	(12.5)
Income Tax (Expense) Benefit	(3.7)	1.4	(0.3)	(2.6)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(13.7)	5.1	(1.3)	(9.9)
Net Current Period Other Comprehensive Loss	(30.0)	(0.1)	(1.3)	(31.4)
Balance in AOCI as of September 30, 2024	$74.9	$(8.2)	$(153.6)	$(86.9)

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

Regulated Generating Units that have been Retired

SWEPCo

In March 2023, the Pirkey Plant was retired. As part of the 2020 Louisiana Base Rate Case, the LPSC authorized the recovery of SWEPCo’s Louisiana jurisdictional share of the Pirkey Plant, through a separate rider, through 2032. As part of the 2021 Arkansas Base Rate Case, the APSC granted SWEPCo regulatory asset treatment. SWEPCo requested recovery including a weighted average cost of capital carrying charge in its 2025 Arkansas Base Rate Case. In August 2025 and October 2025, APSC staff and certain intervenors recommended recovery of the Arkansas jurisdictional share of the remaining net book value of the Pirkey Plant over 20 years with no debt or equity return. See the “2025 Arkansas Base Rate Case” section below for additional information. In July 2023, Texas ALJs issued a PFD that concluded the decision to retire the Pirkey Plant was prudent. In September 2023, the PUCT rejected this conclusion in the ALJ’s July 2023 PFD. SWEPCo requested recovery of the Texas jurisdictional share of the remaining net book value of the Pirkey Plant in its 2025 Texas Base Rate Case. See the “2025 Texas Base Rate Case” section below for additional information. As of September 30, 2025, the Arkansas and Texas jurisdictional shares of the net book value of the Pirkey Plant were $117 million. To the extent any portion of the Arkansas and Texas jurisdictional shares of the net book value of the Pirkey Plant are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

SWEPCo

In November 2020, management announced that it will cease using coal at the Welsh Plant in 2028. As a result of the announcement, SWEPCo began recording a regulatory asset for accelerated depreciation. In December 2024, SWEPCo filed an application for a CCN with the APSC, LPSC and PUCT to convert Welsh Plant, Units 1 and 3 to natural gas in 2028 and 2027, respectively.

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of September 30, 2025, of generating facilities planned for retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$73.9	$212.8	$21.2	(b)	2026		(c)	$16.1
Welsh Plant, Units 1 and 3	278.8	206.2	57.6	(d)	2028	(e)	(f)	46.5

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

Dolet Hills Power Station and Related Fuel Operations (Applies to AEP and SWEPCo)

In December 2021, the Dolet Hills Power Station was retired. While in operation, DHLC provided 100% of the fuel supply to Dolet Hills Power Station. The remaining book value of Dolet Hills Power Station non-fuel related assets are recoverable by SWEPCo through rate riders. As of September 30, 2025, SWEPCo’s share of the net investment in the Dolet Hills Power Station was $67 million, including materials and supplies, net of cost of removal collected in rates. Fuel costs incurred by the Dolet Hills Power Station are recoverable by SWEPCo through active fuel clauses and are subject to prudency determinations by the various commissions. After closure of the DHLC mining operations and the Dolet Hills Power Station, additional reclamation and other land-related costs incurred by DHLC and Oxbow will continue to be billed to SWEPCo and included in existing fuel clauses. As of September 30, 2025, SWEPCo had a net under-recovered fuel balance of $23 million, inclusive of costs related to the Dolet Hills Power Station billed by DHLC, but excluding impacts of the February 2021 severe winter weather event.

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

Pirkey Plant and Related Fuel Operations (Applies to AEP and SWEPCo)

In March 2023, the Pirkey Plant was retired. SWEPCo is recovering, or is seeking recovery of, the remaining net book value of Pirkey Plant non-fuel costs. As of September 30, 2025, SWEPCo’s share of the net investment in the Pirkey Plant was $206 million, including materials and supplies, net of cost of removal. See the “Regulated Generating Units that have been Retired” section above for additional information. Fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions. As of March 31, 2023, SWEPCo fuel deliveries, including billings of all fixed costs, from Sabine ceased. Additionally, as of September 30, 2025, SWEPCo had a net under-recovered fuel balance of $23 million, inclusive of costs related to the Pirkey Plant billed by Sabine, but excluding impacts of the February 2021 severe winter weather event. Remaining operational, reclamation and other land-related costs incurred by Sabine will be billed to SWEPCo and included in existing fuel clauses.

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

In September 2023, the PUCT approved an unopposed settlement agreement that provides recovery of $33 million of Sabine related fuel costs through 2035. In June 2024, SWEPCo filed a fuel reconciliation with the PUCT for its retail operation in Texas for the period of January 2022 through December 2023. The fuel reconciliation included approximately $535 million in Texas jurisdictional eligible fuel costs. In January 2025, intervenors filed testimony recommending a disallowance of Texas jurisdictional fuel costs ranging from $2 million to $33 million related to SWEPCo’s decision to retire the Pirkey Plant, management of fuel inventory and SWEPCo’s energy price offers in SPP. In April 2025, a settlement agreement was filed with the PUCT resolving the issues in the case and resulting in a one-time $6 million disallowance of fuel costs. In July 2025, the PUCT issued an order approving the settlement agreement.

If any of these costs are not recoverable or customer refunds are required, it could reduce future net income and cash flows and impact financial condition.

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except AEPTCo)

	AEP
	September 30,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$206.2	$168.6
Pirkey Plant Accelerated Depreciation	134.1	121.3
Storm-Related Costs	53.5	51.0
Unrecovered Winter Storm Fuel Costs (a)	47.2	70.7
Unified Tracking Mechanism Deferred Costs	39.2	—
Other Regulatory Assets Pending Final Regulatory Approval	30.9	20.7
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs (b)	386.5	357.4
Storm-Related Costs (c)	202.2	300.8
2024-2025 Virginia Biennial Under-Earnings	166.0	78.4
NOLC Costs (d)	95.9	92.8
Other Regulatory Assets Pending Final Regulatory Approval	130.8	86.3
Total Regulatory Assets Pending Final Regulatory Approval	$1,492.5	$1,348.0

(a)Includes $37 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of September 30, 2025 and December 31, 2024, respectively. See “February 2021 Severe Winter Weather Impacts in SPP” section below for additional information.
(b)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.
(c)Includes $40 million of West Virginia jurisdictional storm operation and maintenance costs as of September 30, 2025 that are subject to a future final securitization financing order from the WVPSC.
(d)Approved for collection through rates, subject to refund, for the Oklahoma and SWEPCo-Texas jurisdictions.

	AEP Texas
	September 30,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Storm-Related Costs	$41.3	$41.3
Unified Tracking Mechanism Deferred Costs	39.2	—
System Resiliency Plan Deferred Costs	8.6	—
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	34.4	13.1
Deferred Pension and OPEB Costs	24.7	15.6
Line Inspection Costs	5.8	5.8
Other Regulatory Assets Pending Final Regulatory Approval	2.9	1.3
Total Regulatory Assets Pending Final Regulatory Approval	$156.9	$77.1

	APCo
	September 30,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$1.5	$1.1
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs (a)	305.8	282.1
2024-2025 Virginia Biennial Under-Earnings	166.0	78.4
Storm-Related Costs – West Virginia (b)	49.6	144.2
Pension Settlement	16.7	17.8
Virginia Retail Consumables Deferral	12.3	—
Other Regulatory Assets Pending Final Regulatory Approval	20.7	11.9
Total Regulatory Assets Pending Final Regulatory Approval	$572.6	$535.5

(a)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.
(b)Includes $40 million of West Virginia jurisdictional storm operation and maintenance costs as of September 30, 2025 that are subject to a future final securitization financing order from the WVPSC.

	I&M
	September 30,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$3.3	$6.4
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs (a)	77.4	74.0
Storm-Related Costs – Indiana	29.3	6.3
NOLC Costs – Indiana (b)	—	26.7
Other Regulatory Assets Pending Final Regulatory Approval	1.7	1.6
Total Regulatory Assets Pending Final Regulatory Approval	$111.7	$115.0

(a)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.
(b)In the first quarter of 2025, the IURC approved the stand-alone treatment of NOLCs.

	OPCo
	September 30,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$0.9	$0.4
Regulatory Assets Currently Not Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	—	0.1
Total Regulatory Assets Pending Final Regulatory Approval	$0.9	$0.5

	PSO
	September 30,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
NOLC Costs (a)	$25.4	$16.4
Storm-Related Costs	22.4	4.9
Generation PBA and Delayed Retirement Deferral	7.7	—
Pension Settlement	7.4	7.8
Other Regulatory Assets Pending Final Regulatory Approval	7.8	1.2
Total Regulatory Assets Pending Final Regulatory Approval	$70.7	$30.3

(a)Approved for collection through rates, subject to refund.

	SWEPCo
	September 30,	December 31,
	2025	2024
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$206.2	$168.6
Pirkey Plant Accelerated Depreciation	134.1	121.3
Unrecovered Winter Storm Fuel Costs (a)	47.2	70.7
Dolet Hills Power Station Accelerated Depreciation (b)	12.4	11.8
Storm-Related Costs	12.2	9.7
Other Regulatory Assets Pending Final Regulatory Approval	4.3	1.1
Regulatory Assets Currently Not Earning a Return
NOLC Costs (c)	70.5	49.6
Storm-Related Costs - Louisiana, Texas	44.9	39.9
Other Regulatory Assets Pending Final Regulatory Approval	19.5	18.7
Total Regulatory Assets Pending Final Regulatory Approval	$551.3	$491.4

(a)Includes $37 million of unrecovered winter storm fuel costs recorded as a current regulatory asset as of September 30, 2025 and December 31, 2024, respectively. See “February 2021 Severe Winter Weather Impacts in SPP” section below for additional information.
(b)Amounts include the FERC jurisdiction.
(c)Approved for collection through rates, subject to refund, for Texas jurisdiction.

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through September 30, 2025, AEP Texas’ cumulative revenues from transmission and distribution interim base rate increases that are subject to review are estimated to be approximately $79 million. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition.

Texas Legislation

On June 20, 2025, Texas House Bill 5247 (HB 5247) was signed into law by the Governor of Texas and became effective. The bill establishes a UTM for qualifying electric utilities to file annual interim rate adjustments for cost recovery of certain transmission and distribution capital expenditures. On June 27, 2025, AEP Texas filed with the PUCT notice of qualification and election to follow the new methodology as permitted by HB 5247. Qualifying electric utilities under HB 5247 consist of utilities that: (a) operate solely in ERCOT, (b) have been identified by the PUCT as having responsibility for constructing transmission infrastructure as part of ERCOT’s Permian Basin Reliability Plan and (c) make annual capital expenditures in transmission and distribution that exceed 300% of annual depreciation. Based on those requirements, AEP Texas is a qualifying electric utility and SWEPCo and ETT are not qualifying electric utilities.

The UTM permits a qualifying electric utility to defer all or a portion of costs associated with its eligible transmission and distribution capital investments, including depreciation expense and carrying costs, as a regulatory asset. The tracking mechanism is available through 2035 and is an alternative to the existing capital tracking mechanisms in Texas. As a result of the new legislation, AEP Texas deferred approximately $39 million of eligible costs through September 2025 as a regulatory asset.

In October 2025, AEP Texas submitted its first filing with the PUCT seeking recovery of eligible costs through the UTM established by HB 5247. This filing combined three recovery mechanisms (Interim Transmission Cost of Service and Distribution Cost Recovery Factor capital trackers and the Transmission Cost Recovery Factor) into a single filing. The capital tracker incremental revenue requirement sought in this filing is $109 million, including a request to recover, over a 12-month period, $42 million of eligible costs related to UTM deferrals and $2 million of eligible costs related to the System Resiliency Plan deferrals, both inclusive of equity carrying charges through the July 2025 test year period end. Investments included in the UTM and the existing capital tracker filings remain subject to prudency review in the utility’s next base rate review before the PUCT. If any of these deferred costs are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

In March 2025, the WVPSC entered an order in the Companies’ 2021-2023 ENEC remand cases further describing its calculations of the ordered $232 million disallowance. In June 2025, the Companies submitted direct testimony on remand supporting a reduction to the WVPSC’s previously-ordered disallowance of at least $179 million.

In August 2025, WVPSC staff and an intervening party submitted testimony recommending the continued disallowance of $232 million of ENEC under-recovered costs as of February 28, 2023, with the intervening party recommending that the WVPSC consider a larger disallowance based on alleged imprudence of coal procurement.

A hearing on the 2021-2023 ENEC remand cases was held in October 2025. If any additional 2021-2023 ENEC costs are not recoverable or refunds are ordered, it would reduce future net income and cash flows and impact financial condition.

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

In April 2025, the Companies submitted their 2025 ENEC update filing proposing a $72 million annual increase in ENEC rates. In September 2025, the WVPSC issued an order on the Companies’ 2025 ENEC update filing approving an annual ENEC revenue requirement increase of $70 million with no change in ENEC rates charged to customers. The WVPSC ordered this ENEC customer rate increase to occur upon securitization which is expected in the first half of 2026 as further described in the “2025 West Virginia Securitization Filing” section below. The WVPSC denied an intervenor-recommended ENEC under-recovery disallowance of $19 million.

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

In September 2024, APCo submitted its annual Virginia fuel cost filing with the Virginia SCC proposing no change in annual APCo Virginia FAC rates charged to customers. In January 2025, an intervening party recommended a minimum fuel under-recovery disallowance of $20 million related to alleged imprudent operations of Amos and Mountaineer generating units during October 2021 and November 2021. There were no other recommended disallowances by intervenors or Virginia Staff regarding APCo’s historical period Virginia fuel under-recovery balance through October 31, 2024. Virginia Staff recommended that the Virginia SCC close APCo’s open review periods related to 2021 and 2022 Virginia fuel costs. A hearing was held in February 2025. In March 2025, the Hearing Examiner re-opened the record to obtain additional information to resolve certain issues. In April 2025, APCo and an intervenor submitted supplemental testimony with the intervenor continuing to recommend a $20 million disallowance. A hearing was held in May 2025. In June 2025, the Hearing Examiner issued a report recommending no disallowance. An order is anticipated from the Virginia SCC in the fourth quarter of 2025.

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

The Companies also submitted an alternative ratemaking proposal that includes: (a) a separate surcharge that would allow the Companies up to a 3% annual increase in overall West Virginia rates for four consecutive years on April 1st of each year after the implementation of base rates in this case, (b) the elimination of all of the Companies’ existing West Virginia jurisdictional surcharges except for the ENEC, with the revenues of these eliminated riders rolled into base rates and (c) the creation of a new West Virginia jurisdictional environmental and new generation surcharge. This alternative proposal would allow the Companies to submit a base rate case filing in advance of and in lieu of the annual April 1st 3% increase and would require the Companies to submit a base rate case filing at the end of the proposed four-year period.

In August 2025, the WVPSC issued an order on the Companies’ base case filing. The WVPSC’s order: (a) approved a combined annual base rate revenue requirement increase of $76 million ($67 million related to APCo) based on a 9.25% ROE and a capital structure of 56% debt and 44% equity, (b) included recovery of $24 million of previously deferred storm costs with no carrying charges, with future securitization of these deferred storm costs as described in the “2025 West Virginia Securitization Filing” section below, (c) included a decrease in the base rates revenue requirement related to a WVPSC-ordered decrease in depreciation rates, (d) required the Companies to recover the monthly level of this base rate increase through current ENEC rates, (e) effectively terminated the Companies’ MRBC, Mitchell Base Rate and Vegetation Management surcharges upon the approved change in base rates revenue requirement with these surcharges rolled into base rates, (f) stipulated that the Companies’ proposals related to the inclusion of a stand-alone NOLC deferred tax asset in rate base will be addressed in a future proceeding upon the Companies’ receipt of a PLR from the IRS and (g) approved the Companies’ requested West Virginia jurisdictional environmental and capital investment tracker but did not approve the Companies’ proposed storm tracking mechanism, annual 3% surcharge increase and freezing of OATT revenues in the ENEC. In September 2025, the Companies filed a petition for reconsideration with the WVPSC to explain the financial consequences of the order and seek clarification on certain issues.

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

The WVPSC’s August 2025 order on the Companies’ West Virginia base case filing, as described in the “2024 West Virginia Base Rate Case” section above, approved the termination of the MRBC and the transition of MRBC rates into base rates. The Commission did not rule on MRBC refunds proposed by WVPSC Staff and an intervening party related to NOLC and other issues as these issues will be addressed in a future filing. The WVPSC’s August 2025 base case order stipulated that the Companies’ proposals related to the inclusion of a stand-alone NOLC deferred tax asset in rate base will be addressed in a future proceeding upon the Companies’ receipt of a PLR from the IRS.

If any refund liabilities are imposed by the WVPSC, it could reduce future net income and cash flows and impact financial condition.

2025 West Virginia Securitization Filing

In March 2025, APCo and WPCo (the Companies) requested to finance, through the issuance of securitization bonds, approximately $2.4 billion of West Virginia jurisdictional undepreciated property balances and regulatory assets including: (a) $321 million of the Companies’ remaining combined unrecovered ENEC balances, (b) $1.7 billion of undepreciated West Virginia jurisdictional plant balances as of December 31, 2022 for the Amos, Mitchell and Mountaineer Plants, (c) $237 million of environmental costs previously approved for recovery through a separate West Virginia surcharge and (d) $118 million of West Virginia jurisdictional deferred major storm operation and maintenance costs.

In August 2025, the WVPSC issued an interim order stating that it will approve the Companies’ future securitization of the generation plant assets, ENEC under-recovery balances, environmental costs and deferred storm operation and maintenance costs.

In September 2025, and as directed by the WVPSC in the August 2025 interim order described above, the Companies submitted an updated proposed financing order that reflected additional ENEC under-recovery balances for costs incurred in 2025 and additional storm operation and maintenance deferral balances for the impacts of Hurricane Helene and winter storms Blair, Harlow and Jett. WPCo forecasted CCR and ELG amounts below related to the Mitchell Plant are subject to change pending a fourth quarter 2025 KPSC ruling on KPCo’s June 2025 CPCN filing that would allow KPCo to continue taking a 50% share of energy and capacity from the Mitchell Plant to serve KPCo customers beyond December 31, 2028. See “Mitchell Plant Filing for Certificate of Public Convenience and Necessity” section below for additional information. All amounts in the table below are subject to further review in a future final securitization financing order that the Companies expect will be issued by the WVPSC in the fourth quarter of 2025. See the summarization of the proposed securitization items in the table below:

Proposed Securitized Items	APCo	WPCo	Total
	(in millions)
Undepreciated Utility Plant Balances of Amos, Mitchell and Mountaineer (as of December 31, 2022)	$1,145.5	$558.7	$1,704.2
ENEC Under-Recovery Regulatory Assets	166.6	245.8	412.4
Forecasted Undepreciated CCR and ELG Investments of Amos, Mitchell and Mountaineer (as of November 30, 2024)	87.6	149.2	236.8
Deferred Storm O&M Expense Regulatory Assets	155.0	2.9	157.9
Upfront Financing Costs	10.4	5.9	16.3
Total	$1,565.1	$962.5	$2,527.6

Upon receipt of the final financing order, the Companies expect to proceed with the securitization bonds issuance process and to complete the securitization in the first half of 2026, subject to market conditions.

If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2025 Virginia Securitization Filing

In July 2025, APCo filed a request with the Virginia SCC to finance, through the issuance of proposed 20-year securitization bonds, approximately $1.4 billion of Virginia jurisdictional undepreciated property balances and a major storm operation and maintenance regulatory asset deferral balance. This proposed securitization included: (a) $1.2 billion of undepreciated Virginia jurisdictional plant balances as of December 31, 2023 for the Amos and Mountaineer Plants and (b) $141 million of Virginia jurisdictional major storm other operation and maintenance expenses deferred during the 2024-2025 biennial period. In September 2025, Virginia SCC staff submitted testimony concluding that all costs proposed by APCo for securitization are eligible for securitization in accordance with Virginia law. While also concluding that APCo’s proposed securitization of the Amos and Mountaineer Plants over 20 years offers benefits to customers through rate relief, Virginia SCC staff took no position on APCo’s proposed securitization of major storm other operation and maintenance expenses due to the apparent lack of significant benefit or cost savings for customers. In October 2025, the Hearing Examiner recommended the Virginia SCC approve the requested $1.4 billion for securitization. The Virginia SCC’s final order is due in November 2025.

ETT Rate Matters (Applies to AEP)

2025 ETT Base Rate Case

In January 2025, ETT filed a request with the PUCT for a $57 million annual base rate increase over its adjusted test year revenues which includes interim transmission rate updates. ETT’s request was based upon a proposed 10.6% ROE with a capital structure of 55% debt and 45% common equity. The rate case sought a prudence review determination on cumulative capital additions included in interim rates. In April and May 2025, respectively, intervenors and PUCT staff submitted testimony challenging components of the proposed rate increase including up to $37 million related to increased depreciation rates and $32 million related to the proposed ROE and capital structure.

In June 2025, a unanimous and unopposed settlement was filed with the PUCT along with a motion to approve interim rates, equal to the rates specified in the settlement, effective on June 20, 2025. The settlement terms included a base rate increase of approximately $20 million, based on an ROE of 9.6% and a capital structure of 59% debt and 41% equity. The settlement also included a determination that ETT’s invested capital and rate base are prudent and properly included in rates. The motion to approve interim rates was granted in June 2025. In October 2025, the PUCT issued an order approving the June 2025 settlement. The rates approved by the order are identical to the rates approved on an interim basis.

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

2024 PSCR Reconciliation

In March 2025, I&M submitted its 2024 PSCR Reconciliation to the MPSC. In October 2025, MPSC staff and intervenors submitted testimony recommending PSCR cost disallowances associated with the OVEC ICPA and the Rockport UPA with AEGCo ranging from $259 thousand to $14 million. A hearing on I&M’s 2024 PSCR Reconciliation is scheduled for December 2025 and an MPSC order is expected in the second quarter of 2026. Any future disallowances ordered by the MPSC on I&M’s 2024 PSCR Reconciliation could reduce future net income and cash flows and impact financial condition.

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

In July 2025, I&M submitted its FAC filing and earnings test evaluation for the period ended May 2025. I&M proposed an over-earnings credit to customers for the earnings test period ending May 2025 of $35 million.

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

In January 2024, the KPSC issued an order modifying the November 2023 uncontested settlement agreement and approving an annual base rate increase of $60 million based upon a 9.75% ROE effective with billing cycles mid-January 2024. The order reduced KPCo’s base rate revenue requirement by $14 million to allow recovery of actual test year PJM transmission costs instead of KPCo’s requested annual level of costs based on PJM 2023 projected transmission revenue requirements. In February 2024, KPCo filed an appeal with the Commonwealth of Kentucky Franklin Circuit Court (Circuit Court), challenging among other aspects of the order, the $14 million base rate revenue requirement reduction. In January 2025, the Circuit Court issued an order agreeing with KPCo’s appeal and remanded this issue back to the KPSC with instructions to enter an order, within 30 days, which includes setting rates to allow KPCo to recover the $14 million of annual PJM transmission costs effective upon KPCo's January 2024 implementation of updated base rates. In March 2025, the KPSC issued a rehearing order that approved rates for the prospective collection of test year PJM transmission costs beginning in February 2025 but denied KPCo’s request to defer and recover the historical PJM transmission costs of approximately $16 million incurred from January 2024 through the February 2025 update in base rates. In April 2025, KPCo filed an appeal with the Circuit Court for a motion to enforce in response to the KPSC’s denial to recover PJM transmission costs incurred from January 2024 through the implementation of new rates. In September 2025, the Circuit Court issued an order granting KPCo’s motion to enforce. In October 2025, the KPSC issued an order approving recovery of the $16 million of PJM transmission costs, with debt and equity carrying charges starting September 15, 2025 on the remaining PJM transmission costs to be recovered, through a rider. The rider will be effective with the first billing cycle in November 2025 and will be in place for 22 months.

In June 2025, KPCo issued $478 million of securitization bonds to recover $500 million of regulatory assets, including $311 million of plant retirement costs, $79 million of deferred storm costs related to 2020, 2021, 2022 and 2023 major storms, $56 million of under-recovered purchased power rider costs, $51 million of deferred purchased power expenses and $3 million of issuance-related expenses, including KPSC advisor expenses. The net bond proceeds of $478 million also included $6 million for non-utility issuance costs and a $29 million offset for net present value of return on accumulated deferred income taxes related to KPCo’s securitized plant retirement costs as ordered by the KPSC.

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

In June 2025, KPCo filed a request with the KPSC for a CPCN to make investments necessary to reflect: (a) a 50% share of the Mitchell Plant ELG Project and (b) a 50% share of non-ELG capital investments. KPSC approval of these investments would allow KPCo to continue taking a 50% share of energy and capacity from the Mitchell Plant to serve KPCo customers beyond December 31, 2028. KPCo proposed to recover the estimated $78 million investment in the ELG Project through KPCo’s existing Environmental Surcharge and requested recovery of an estimated $60 million of Mitchell Plant non-ELG capital investments through its 2025 Kentucky Base Rate Case filing. See “2025 Kentucky Base Rate Case” section below for additional information. In October 2025, intervenor testimony was filed that recommended approval of the CPCN. A hearing is scheduled for November 2025 and an order is expected in December 2025.

As of September 30, 2025, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal and including CWIP and inventory, was $529 million.

If any costs related to this CPCN filing are disallowed, it could reduce future net income and cash flows and impact financial condition.

2025 Kentucky Base Rate Case

In August 2025, KPCo filed a request with the KPSC for a $96 million net annual increase in base rates based upon a proposed 10% ROE and a proposed capital structure of 53.9% debt and 46.1% common equity, to be implemented no earlier than March 2026. Among other changes, the filing proposes a $10 million increase in PJM transmission costs, a $9 million increase due to load loss and a $6 million increase in depreciation rates.

The proposed annual rate increase also includes a $20 million annual revenue requirement related to KPCo’s investment in the Mitchell Plant. See “Mitchell Plant Filing for Certificate of Public Convenience and Necessity” section above for additional information. As part of this filing, KPCo requested a new generation rider to recover the remaining net book value of KPCo’s non-environmental investment in the Mitchell Plant that has historically been recovered through base rates. If the generation rider is approved, the $20 million would be removed from the requested revenue requirement increase and would be collected through the rider. Additionally, KPCo is pursuing securitization legislation that would allow KPCo to securitize the remaining net book value of the Mitchell Plant. If the securitization of the remaining Mitchell Plant net book value is successful, collection of costs through the generation rider would cease.

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

In August 2024, the PUCO issued orders pertaining to the OVEC cost recovery audits that: (a) denied intervenors’ application for rehearing on the 2016-2017 audit period, (b) determined costs incurred by OPCo during the 2018-2019 audit period were prudent, (c) determined costs incurred by OPCo during the 2020 audit period were prudent and (d) recommended no disallowances for any mentioned audit period in question. In September 2024, intervenors filed for rehearing on the 2018-2019 and 2020 OVEC cost recovery audit periods claiming the PUCO’s August 2024 orders to adopt the findings of the audit reports were unjust, unlawful and unreasonable for multiple reasons, including the position that OPCo recovered imprudently incurred costs. In October 2024, the PUCO denied the intervenors’ applications for rehearing of the 2018-2019 and 2020 audit periods. In December 2024, intervenors filed appeals with the Supreme Court of Ohio on the PUCO’s denial for rehearing. Oral arguments are scheduled for December 2025.

In February and March 2025, as part of OVEC cost recovery audits pending before the PUCO, intervenors filed positions claiming that costs incurred by OPCo during the 2021-2023 audit period were imprudent and should be disallowed. Management disagrees with these claims and is unable to predict the impact of these disputes. A hearing is scheduled for November 2025. If any costs are disallowed or refunds are ordered, it could reduce future net income and cash flows and impact financial condition.

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

As a result of this legislation, through the third quarter of 2025, OPCo recorded a $24 million reduction to its OVEC-related purchased power regulatory asset for deferred net costs that are no longer probable of future recovery. Management is unable to predict the future impact to net income, cash flows and financial condition arising from the future changes in OPCo’s rate setting mechanisms and the elimination of OPCo’s ability to recover from, or refund to, customers the difference between purchased power expenses from OVEC and the market revenues OPCo receives from that purchased power.

2025 Ohio Base Rate Case

In May 2025, OPCo filed a request with the PUCO for a net $97 million annual increase in distribution base rates based upon a 10.9% ROE and a proposed capital structure of 49.1% debt and 50.9% common equity. The requested net annual increase in base rates excluded $308 million of existing annual rider revenue requirements (including the Distribution Investment Rider (DIR)) that OPCo proposed to be rolled into base rates upon the anticipated 2026 change in distribution base rates in this filing. The distribution base case filing also requests a revenue cap increase for the DIR and cost cap increase for OPCo’s existing Enhanced Service Reliability Rider (ESRR).

In October 2025, the PUCO staff filed its required report recommending a net annual decrease in distribution base rates ranging, from $12 million to $28 million, based upon an ROE range of 9.33% to 9.84%. The PUCO staff recommended the exclusion of $59 million of certain utility investments and $55 million of capitalized incentives from rate base, and a reduction in employee-related expenses of $23 million. In addition, the PUCO staff recommended increases to the DIR revenue cap and ESRR cost cap that were less than OPCo’s requested increases. Responses to the PUCO staff report are due in November 2025 and a hearing is scheduled for January 2026. If any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

February 2021 Severe Winter Weather Impacts in SPP

In February 2021, severe winter weather had a significant impact in SPP, resulting in significantly increased market prices for natural gas power plants to meet reliability needs for the SPP electric system. For the time period of February 9, 2021 to February 20, 2021, SWEPCo’s natural gas expenses and purchases of electricity still to be recovered from customers are shown in the table below:

Jurisdiction	September 30, 2025	December 31, 2024	Approved Recovery Period	Approved Carrying Charge
	(in millions)
Arkansas	$25.1	$37.2	6 years	(a)
Louisiana	47.2	70.6	(b)	(b)
Texas	49.6	72.7	5 years	1.65%
Total	$121.9	$180.5

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

2025 Arkansas Base Rate Case

In March 2025, SWEPCo filed a request with the APSC for a $114 million annual base rate increase based upon a 10.9% ROE with a capital structure of 52.3% debt and 47.7% common equity. The increase includes the Arkansas jurisdictional share of Diversion and Wagon Wheel wind facilities. SWEPCo is also electing to have its rates regulated under a Formula Rate Review mechanism. In August 2025 and October 2025, APSC staff and intervenors filed testimony recommending an annual base rate increase ranging from $53 million to $99 million with a 9.5% ROE. APSC staff recommended a capital structure of 54.8% debt and 45.2% common equity. APSC staff and certain intervenors recommended recovery of the $37 million Arkansas jurisdictional share of the remaining net book value of the Pirkey Plant over 20 years with no debt or equity return. A hearing is scheduled for November 2025. If any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

2025 Texas Base Rate Case

In October 2025, SWEPCo filed a request with the PUCT for a $164 million annual increase in Texas base rates based upon a 10.75% ROE and a proposed capital structure of 48% debt and 52% common equity. The request would move certain revenues recovered through riders, including interim revenues on transmission and distribution investment since the 2020 Texas Base Rate Case, into base rates resulting in a net annual rate increase of $95 million. The proposed net annual increase includes recovery of the Texas jurisdictional share of the retired Pirkey Plant through depreciation expense and requests $21 million annually to recover deferred storm costs and maintain a storm catastrophe reserve. If any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

FERC Rate Matters

Independence Energy Connection Project (Applies to AEP)

In 2016, PJM approved the Independence Energy Connection Project (IEC) and included it in its Regional Transmission Expansion Plan to alleviate congestion. Transource Energy has an ownership interest in the IEC, which is located in Maryland and Pennsylvania. In June 2020, the Maryland Public Service Commission approved a CPCN to construct the portion of the IEC in Maryland. In May 2021, the Pennsylvania Public Utility Commission (PAPUC) denied the IEC certificate for siting and construction of the portion in Pennsylvania. Transource Energy appealed the PAPUC ruling in Pennsylvania state court and challenged the ruling before the United States District Court for the Middle District of Pennsylvania. In May 2022, the Pennsylvania state court issued an order affirming the PAPUC decision as to state law claims. In December 2023, the United States District Court for the Middle District of Pennsylvania granted summary judgment in favor of Transource Energy, finding that the PAPUC decision violated federal law and the United States Constitution. In January 2024, the PAPUC filed an appeal of the district court’s grant of summary judgment with the United States Court of Appeals for the Third Circuit. In September 2025, the United States Court of Appeals for the Third Circuit affirmed the December 2023 district court order in favor of Transource Energy. In October 2025, the Maryland Public Service Commission approved an extension of the construction commencement deadline to May 2026. Additional regulatory proceedings before the PAPUC are expected to resume in 2025 or 2026.

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. At that time, PJM stated that the IEC had not been canceled and remained necessary to alleviate congestion. In July 2025, PJM removed the IEC from suspended status and indicated the project going forward will be included in PJM’s models with a modified scope. PJM continues to evaluate reliability and market efficiency in the area. As of September 30, 2025, AEP’s share of IEC capital expenditures was approximately $91 million, located in Total Property, Plant and Equipment - Net on AEP’s balance sheets. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is canceled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In June 2025, the FERC issued two orders, partially reversing its January 2024 decisions on the basis of IRS PLRs accepted into the record, and concluding that the accelerated depreciation-related NOLC adjustments should be included in rate base and should also be included in the computation of Excess ADIT regulatory liabilities to be refunded to customers. Requests for rehearing were filed by intervenors in July 2025. As directed by the FERC in its June 2025 order, AEP transmission owning subsidiaries within PJM and SPP submitted compliance filings in August 2025 that revised the March 2024 refund compliance reports and permit the collection of excess refunds provided to customers, with interest, in the annual update for the 2025 rate year. In October 2025, intervenors filed comments in response to the compliance filings associated with the AEP transmission owning subsidiaries within PJM and filed a petition for review with the United States Court of Appeals for the District of Columbia Circuit seeking review of the FERC’s June 2025 order.

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

Request to Update SWEPCo Generation Depreciation Rates (Applies to AEP and SWEPCo)

In October 2023, SWEPCo filed an application to revise its generation wholesale customer’s contracts to reflect an increase in the annual revenue requirement of approximately $5 million for updated depreciation rates and allow for the return on and of FERC customers jurisdictional share of regulatory assets associated with retired plants. In November 2023, certain intervenors filed a motion with the FERC protesting and recommending the rejection of SWEPCo’s filings. In December 2023, the FERC issued an order approving the proposed rates effective January 1, 2024, subject to further review and refund and established hearing and settlement proceedings. In October 2025, a settlement agreement was filed with the FERC. If the FERC finalizes the settlement agreement as proposed, management anticipates the results of the order will not have a material impact on financial condition, results of operations or cash flows.

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

FERC Audit (Applies to AEP and SWEPCo)

SWEPCo is currently under audit by FERC’s Division of Audits and Accounting. The audit is evaluating SWEPCo’s compliance with certain accounting and reporting requirements under various FERC regulations, including compliance with the approved terms, rates, and conditions of its SPP transmission formula rate mechanism. Management is unable to predict the outcome of the audit. If any refund liabilities are imposed by the FERC or any disallowances occur, it would reduce future net income and cash flows and financial condition.

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

AEP has $5 billion and $1 billion revolving credit facilities due in March 2029 and March 2027, respectively. AEP may issue up to $1.2 billion as letters of credit under these revolving credit facilities on behalf of subsidiaries. As of September 30, 2025, no letters of credit were issued under either revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $450 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of September 30, 2025 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$364.0	October 2025 to September 2026

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of September 30, 2025, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase-and-sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase-and-sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of September 30, 2025, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$37.9
AEP Texas	8.4
APCo	5.3
I&M	3.9
OPCo	6.4
PSO	3.5
SWEPCo	4.4

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

AEP will seek cost recovery through regulated rates, including proposal of new regulatory mechanisms for cost recovery where existing mechanisms are not applicable. The rule could have an additional, material adverse impact on net income, cash flows and financial condition if AEP cannot ultimately recover these additional costs of compliance. Several parties, including AEP and one of its trade associations, have filed petitions for review of the Legacy CCR Rule with the U.S. Court of Appeals for the D.C. Circuit. One of the parties also filed a motion to stay the Legacy CCR Rule pending the outcome of the litigation. In November 2024, the court denied the stay motion. The litigation is being held in abeyance until December 15, 2025. The Federal EPA informed the court that it has determined it will reconsider the Legacy CCR Rule in whole or in part, but has not yet decided the full scope of reconsideration. The Federal EPA expects to have determined which aspects of the Legacy CCR Rule it will reconsider, in whole or in part, by January 2026. Reconsideration of the rule will require a new round of notice-and-comment rulemaking. In July 2025, the Federal EPA issued a proposed rule to extend certain compliance deadlines for CCR management units under the Legacy CCR Rule. Management cannot predict the outcome of the litigation or any further actions by the Federal EPA related to the rule.

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

Claims for Indemnification Made by Owners of the Gavin Power Station (Applies to AEP)

AEP sold the Gavin Power Station to Gavin Power LLC and Lighthouse Generation LLC in 2017. Pursuant to the PSA for that transaction, AEP maintained responsibility to complete closure of the 300 acre unlined fly ash reservoir (FAR) pond in accordance with the closure plan approved by the Ohio EPA and to indemnify the purchasers for that work. In July 2021, closure work was completed by AEP. In November 2022, the Federal EPA issued a final decision denying Gavin Power LLC’s requested extension to allow another pond at the Gavin Power Station, the CCR surface impoundment, to continue to receive CCR and non-CCR waste streams after April 11, 2021 until May 4, 2023 (the Gavin Denial). As part of the Gavin Denial, the Federal EPA made several assertions related to the CCR Rule, including an assertion that the closure of the FAR is noncompliant with the CCR Rule in multiple respects. The owners of the Gavin Power Station have notified AEP that they believe they are entitled to indemnification for any damages that may result from these claims, including any future enforcement or litigation resulting from any determinations of noncompliance by the Federal EPA with various aspects of the CCR Rule consistent with the Gavin Denial. The owners of the Gavin Power Station have also sought indemnification for landowner claims for property damage allegedly caused by modifications to the FAR. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the PSA. In January 2024, Gavin Power LLC filed a complaint with the United States District Court for the Southern District of Ohio, alleging various violations of the Administrative Procedure Act and asserting that the Federal EPA, through its prior inaction, has waived and is estopped from raising certain objections raised in the Gavin Denial. The complaint does not assert any claims against AEP. In August 2025, the District Court dismissed the complaint at the Federal EPA’s request. Based on the information currently available, management does not believe a loss is probable and cannot determine a range of potential losses, if any, that is reasonably possible of occurring.

6. ACQUISITIONS AND DISPOSITIONS

The disclosures in this note apply to AEP unless indicated otherwise.

ACQUISITIONS

Green Country Power Plant, Pixley Solar Energy Facility, Flat Ridge IV Wind Energy Facility and Flat Ridge V Wind Energy Facility (Vertically Integrated Utilities Segment) (Applies to AEP and PSO)

In May 2025, PSO acquired 100% of the equity interests in Pixley Solar Energy, LLC, the owner of the newly constructed Pixley solar energy facility in Barber County, Kansas. The Pixley facility, placed in service in May 2025, serves both retail and wholesale customers in Oklahoma. PSO’s revenue requirement is recoverable through an authorized rider until it is incorporated into base rates. Regulatory approval of Pixley’s output in retail rates included capital cost, performance and other guarantees, which may subject PSO to future regulatory liabilities. In June 2025, PSO also acquired 100% of the equity interests in Flat Ridge IV Wind, LLC, the owner of the newly constructed Flat Ridge IV Wind Energy Facility located in Kingman and Harper Counties, Kansas. This facility, also placed in service in June 2025, serves both retail and wholesale customers under similar recovery and regulatory provisions as the Pixley facility. The acquisitions of Pixley and Flat Ridge IV also resulted in the recognition of operating leases for easement and access rights to the land on which the facilities are located, as well as the associated AROs. In accordance with the guidance for “Business Combinations,” management determined the acquisitions of Pixley and Flat Ridge IV represent asset acquisitions.

Additionally, in June 2025, PSO completed the acquisition of 100% of the equity interests in Green Country Energy, LLC, the owner of a combined-cycle natural gas facility located in Jenks, Oklahoma, following approvals from both the FERC and the OCC. The transaction included the acquisition of a previously executed capacity sales agreement between Green Country Energy, LLC, as seller, and SWEPCo, as purchaser. As a result, beginning in July 2025, PSO will sell a portion of Green Country’s capacity to SWEPCo through May 2027, the end of the agreement’s term. The acquisition also resulted in the extinguishment of a previously executed capacity sales agreement between Green Country Energy, LLC, as seller, and PSO, as purchaser. In accordance with the guidance for “Business Combinations,” management determined the acquisition of Green Country represents an asset acquisition. Asset acquisitions are accounted for using a cost accumulation model, with the cost of the acquisition allocated to the acquired assets and assumed liabilities based on their relative fair value. Upon closing of the transaction, PSO recognized Property, Plant and Equipment of $819 million, an intangible liability of $41 million for the fair value of the acquired SWEPCo capacity sales agreement and a regulatory liability of $50 million, reflective of the recognition and subsequent deferral of the gain from PSO’s extinguished capacity sales agreement. The liabilities recognized for the capacity sales agreements will reduce PSO’s revenue requirement to recover its overall investment in Green Country, which is recoverable through a rider authorized by the OCC until it is included in base rates for the depreciable life of the facility. Management elected the income approach for its nonrecurring valuation of both the intangible liability and regulatory liability. Specifically, management applied a discounted cash flow model based on a forward market price assumption.

Furthermore, in August 2025, PSO completed the acquisition of 100% of the equity interests in Flat Ridge V Wind Energy, LLC, the owner of the Flat Ridge V Wind Energy Facility located in Kingman and Harper Counties, Kansas. This facility, placed in service in August 2025, serves both retail and wholesale customers under similar recovery and regulatory provisions as the Flat Ridge IV and Pixley facilities. The acquisition of Flat Ridge V also resulted in the recognition of operating leases for easement and access rights to the land on which the facilities are located, as well as the associated AROs. In accordance with the guidance for “Business Combinations,” management determined the acquisition of Flat Ridge V represents an asset acquisition.

As of September 30, 2025, PSO expanded its generation portfolio by acquiring four electric generation facilities for a total of $1.7 billion. The table below summarizes the impact at acquisition on PSO’s balance sheets:

Plant Name	State	Fuel Type	Generation Capacity (MWs)	Property, Plant and Equipment, Net	Operating Lease Assets	Asset Retirement Obligations	Other Liabilities

				(in millions)
Green Country	OK	Natural Gas	795	$818.9	$—	$—	$91.4	(a)
Pixley	KS	Solar	189	379.6	8.9	12.4	—
Flat Ridge IV	KS	Wind	135	305.3	7.4	3.1	—
Flat Ridge V	KS	Wind	153	319.1	8.8	3.8	—
Total			1,272	$1,822.9	$25.1	$19.3	$91.4

(a)$50 million included in Regulatory Liabilities and Deferred Investment Tax Credits, $21 million included in Other Current Liabilities and $20 million included in Deferred Credits and Other Noncurrent Liabilities on PSO’s balance sheets.

DISPOSITIONS

Noncontrolling Interest in OHTCo and IMTCo (AEP Transmission Holdco Segment) (Applies to AEP and AEPTCo)

In January 2025, AEP announced a partnership whereby nonaffiliated entities will acquire a 19.9% noncontrolling interest in OHTCo and IMTCo. The partnership was structured pursuant to a contribution agreement between AEPTCo, along with Midwest Transmission Holding Company LLC (“Midwest Transmission”), a wholly-owned subsidiary of AEPTCo that owns all the stock of OHTCo and IMTCo, and Olympus BidCo L.P. (“the Investor”), a special purpose entity controlled by (i) investment funds managed by or affiliated with Kohlberg Kravis Roberts & Co. L.P. and (ii) Public Sector Pension Investment Board, whereby the Investor agreed to acquire a 19.9% noncontrolling equity interest in Midwest Transmission for $2.82 billion. The transaction closed in June 2025. AEP received cash proceeds of approximately $2.78 billion, net of transaction costs. Net proceeds are being used to help finance AEP’s capital plan.

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

Components of Net Periodic Benefit Cost (Credit)

Pension Plans

Three Months Ended September 30, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$23.9	$2.2	$2.3	$3.2	$2.2	$1.5	$1.9
Interest Cost	52.9	4.4	6.2	6.2	4.9	2.5	3.2
Expected Return on Plan Assets	(70.3)	(5.6)	(9.4)	(9.7)	(7.3)	(3.8)	(3.7)
Amortization of Net Actuarial Loss	4.1	0.3	0.5	0.4	0.4	0.3	0.2
Net Periodic Benefit Cost (Credit)	$10.6	$1.3	$(0.4)	$0.1	$0.2	$0.5	$1.6

Three Months Ended September 30, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$25.6	$2.3	$2.4	$3.3	$2.3	$1.5	$1.9
Interest Cost	51.9	4.4	6.2	5.9	4.8	2.5	3.1
Expected Return on Plan Assets	(80.2)	(6.5)	(10.7)	(10.7)	(8.2)	(4.3)	(4.4)
Amortization of Net Actuarial Loss	1.0	—	0.1	0.1	0.1	—	0.1
Net Periodic Benefit Cost (Credit) (a)	$(1.7)	$0.2	$(2.0)	$(1.4)	$(1.0)	$(0.3)	$0.7

Nine Months Ended September 30, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$71.8	$6.6	$6.9	$9.5	$6.8	$4.5	$5.7
Interest Cost	158.5	13.2	18.7	18.6	14.6	7.7	9.4
Expected Return on Plan Assets	(210.8)	(16.7)	(28.2)	(29.1)	(22.0)	(11.5)	(11.0)
Amortization of Net Actuarial Loss	12.2	1.0	1.4	1.3	1.1	0.6	0.7
Net Periodic Benefit Cost (Credit)	$31.7	$4.1	$(1.2)	$0.3	$0.5	$1.3	$4.8

Nine Months Ended September 30, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$76.8	$6.7	$7.3	$9.9	$7.0	$4.6	$5.9
Interest Cost	155.7	13.1	18.6	17.8	14.2	7.5	9.3
Expected Return on Plan Assets	(240.6)	(19.5)	(32.1)	(32.1)	(24.5)	(13.0)	(13.2)
Amortization of Net Actuarial Loss	3.2	0.2	0.3	0.3	0.2	0.1	0.2
Net Periodic Benefit Cost (Credit) (a)	$(4.9)	$0.5	$(5.9)	$(4.1)	$(3.1)	$(0.8)	$2.2

(a)Excludes an immaterial settlement amount to a non-qualified pension plan in the second quarter of 2024 for AEP. See Note 12 - Voluntary Severance Program for additional information.

OPEB

Three Months Ended September 30, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$0.9	$—	$—	$—	$0.1	$0.1	$0.1
Interest Cost	8.5	0.7	1.4	1.0	0.8	0.4	0.5
Expected Return on Plan Assets	(28.2)	(2.3)	(4.1)	(3.4)	(2.9)	(1.6)	(1.9)
Amortization of Prior Service Credit	(0.6)	—	(0.1)	—	(0.1)	—	—
Amortization of Net Actuarial Gain	(0.3)	—	(0.1)	—	—	—	—
Net Periodic Benefit Credit	$(19.7)	$(1.6)	$(2.9)	$(2.4)	$(2.1)	$(1.1)	$(1.3)

Three Months Ended September 30, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$1.1	$—	$0.2	$0.1	$—	$0.1	$0.1
Interest Cost	10.3	0.9	1.7	1.2	1.1	0.6	0.7
Expected Return on Plan Assets	(27.8)	(2.3)	(4.1)	(3.4)	(3.0)	(1.5)	(1.9)
Amortization of Prior Service Credit	(3.1)	(0.3)	(0.5)	(0.4)	(0.3)	(0.2)	(0.3)
Amortization of Net Actuarial Loss	0.8	0.1	0.1	0.1	0.1	—	0.1
Net Periodic Benefit Credit (a)	$(18.7)	$(1.6)	$(2.6)	$(2.4)	$(2.1)	$(1.0)	$(1.3)

Nine Months Ended September 30, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$2.7	$0.2	$0.3	$0.3	$0.3	$0.2	$0.2
Interest Cost	25.7	2.0	4.1	2.9	2.5	1.3	1.6
Expected Return on Plan Assets	(84.7)	(7.0)	(12.3)	(10.1)	(8.8)	(4.6)	(5.7)
Amortization of Prior Service Credit	(1.8)	(0.1)	(0.3)	(0.2)	(0.2)	(0.1)	(0.1)
Amortization of Net Actuarial Gain	(0.9)	—	(0.3)	—	—	—	—
Net Periodic Benefit Credit	$(59.0)	$(4.9)	$(8.5)	$(7.1)	$(6.2)	$(3.2)	$(4.0)

Nine Months Ended September 30, 2024	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$3.3	$0.2	$0.4	$0.4	$0.2	$0.2	$0.3
Interest Cost	31.4	2.5	5.0	3.6	3.2	1.7	2.0
Expected Return on Plan Assets	(83.5)	(6.8)	(12.2)	(10.1)	(8.9)	(4.5)	(5.6)
Amortization of Prior Service Credit	(9.5)	(0.8)	(1.4)	(1.3)	(0.9)	(0.6)	(0.8)
Amortization of Net Actuarial Loss	2.3	0.2	0.3	0.3	0.3	0.1	0.2
Net Periodic Benefit Credit (a)	$(56.0)	$(4.7)	$(7.9)	$(7.1)	$(6.1)	$(3.1)	$(3.9)

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

The tables below represent AEP’s reportable segment income statement information for the three and nine months ended September 30, 2025 and 2024 and reportable segment balance sheet information as of September 30, 2025 and December 31, 2024. The significant expenses disclosed below align with the segment-level information that is regularly provided to the CODM.

	Three Months Ended September 30, 2025
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$3,511.2	$1,680.2	$119.7	$693.8	$6,004.9	$5.5	$—		$6,010.4
Other Operating Segments	74.5	9.1	453.5	18.9	556.0	30.4	(586.4)	(b)	—
Total Revenues	3,585.7	1,689.3	573.2	712.7	6,560.9	35.9	(586.4)		6,010.4

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,168.4	263.8	—	624.9	2,057.1	—	(76.9)		1,980.2
Other Operation and Maintenance	998.2	623.5	53.3	35.4	1,710.4	8.1	(515.6)		1,202.9
Depreciation and Amortization	547.4	209.8	123.5	3.9	884.6	(5.0)	—		879.6
Taxes Other Than Income Taxes	141.6	190.4	87.3	0.7	420.0	0.2	6.1		426.3
Allowance for Equity Funds Used During Construction	19.4	18.3	20.8	—	58.5	—	—		58.5
Interest Expense	219.1	106.4	63.3	1.5	390.3	140.2	(22.0)		508.5
Income Tax Expense (Benefit)	(25.6)	57.2	62.0	15.5	109.1	29.6	—		138.7
Equity Earnings of Unconsolidated Subsidiaries	0.2	0.1	20.8	—	21.1	—	—		21.1
Other Segment Items (c)	(22.0)	(11.0)	25.5	(13.5)	(21.0)	(19.2)	22.0		(18.2)
Earnings (Loss) Attributable to AEP Common Shareholders	$578.2	$267.6	$199.9	$44.3	$1,090.0	$(118.0)	$—		$972.0

Gross Property Additions	$1,203.2	$711.2	$368.0	$3.2	$2,285.6	$18.5	$(25.1)		$2,279.0

	Three Months Ended September 30, 2024
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$3,248.8	$1,568.5	$113.1	$483.7	$5,414.1	$6.0	$—		$5,420.1
Other Operating Segments	54.2	6.9	399.4	15.4	475.9	32.1	(508.0)	(b)	—
Total Revenues	3,303.0	1,575.4	512.5	499.1	5,890.0	38.1	(508.0)		5,420.1

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,100.4	213.2	—	413.6	1,727.2	—	(68.0)		1,659.2
Other Operation and Maintenance	881.6	599.1	40.0	20.6	1,541.3	53.6	(445.4)		1,149.5
Depreciation and Amortization	530.6	212.8	110.5	4.0	857.9	(5.2)	—		852.7
Taxes Other Than Income Taxes	138.1	181.6	81.2	0.8	401.7	0.1	5.4		407.2
Allowance for Equity Funds Used During Construction	12.9	17.0	24.3	—	54.2	—	—		54.2
Interest Expense	189.9	106.4	56.2	4.0	356.5	168.4	(26.1)		498.8
Income Tax Expense (Benefit)	(64.6)	49.4	60.9	(23.1)	22.6	14.9	—		37.5
Equity Earnings (Loss) of Unconsolidated Subsidiaries	0.4	—	23.0	—	23.4	(6.1)	—		17.3
Other Segment Items (c)	(31.2)	(15.3)	(3.7)	(14.1)	(64.3)	(34.7)	26.1		(72.9)
Earnings (Loss) Attributable to AEP Common Shareholders	$571.5	$245.2	$214.7	$93.3	$1,124.7	$(165.1)	$—		$959.6

Gross Property Additions	$809.3	$609.7	$425.8	$13.2	$1,858.0	$7.4	$(15.1)		$1,850.3

	Nine Months Ended September 30, 2025
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$9,531.2	$4,638.3	$390.7	$1,975.4	$16,535.6	$25.1	$—		$16,560.7
Other Operating Segments	207.5	27.7	1,481.2	50.4	1,766.8	85.0	(1,851.8)	(b)	—
Total Revenues	9,738.7	4,666.0	1,871.9	2,025.8	18,302.4	110.1	(1,851.8)		16,560.7

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	3,164.3	730.3	—	1,700.8	5,595.4	—	(220.9)		5,374.5
Other Operation and Maintenance	2,863.4	1,741.7	135.7	65.5	4,806.3	44.4	(1,648.6)		3,202.1
Depreciation and Amortization	1,593.9	614.2	360.8	12.3	2,581.2	(15.1)	—		2,566.1
Taxes Other Than Income Taxes	398.1	554.9	240.1	1.7	1,194.8	0.8	17.7		1,213.3
Allowance for Equity Funds Used During Construction	51.8	56.4	64.7	—	172.9	—	—		172.9
Interest Expense	620.8	318.0	178.9	5.4	1,123.1	438.3	(68.5)		1,492.9
Income Tax Expense (Benefit)	(117.2)	141.9	(10.4)	70.0	84.3	(71.0)	—		13.3
Equity Earnings of Unconsolidated Subsidiaries	0.8	1.5	66.5	—	68.8	11.1	—		79.9
Other Segment Items (c)	(67.0)	(33.2)	85.1	(38.7)	(53.8)	(61.4)	68.5		(46.7)
Earnings (Loss) Attributable to AEP Common Shareholders	$1,335.0	$656.1	$1,012.9	$208.8	$3,212.8	$(214.8)	$—		$2,998.0

Gross Property Additions	$4,356.4	$2,078.9	$1,181.9	$9.9	$7,627.1	$54.3	$(22.9)		$7,658.5

	Nine Months Ended September 30, 2024
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$8,722.0	$4,480.5	$332.3	$1,442.1	$14,976.9	$48.1	$—		$15,025.0
Other Operating Segments	147.9	21.0	1,167.4	88.0	1,424.3	100.5	(1,524.8)	(b)	—
Total Revenues	8,869.9	4,501.5	1,499.7	1,530.1	16,401.2	148.6	(1,524.8)		15,025.0

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	2,970.3	729.0	—	1,151.0	4,850.3	—	(246.8)		4,603.5
Other Operation and Maintenance	2,720.1	1,639.0	122.8	94.5	4,576.4	114.6	(1,292.9)		3,398.1
Asset Impairments and Other Related Charges	13.4	52.9	—	76.2	142.5	—	—		142.5
Depreciation and Amortization	1,470.4	662.2	327.5	17.3	2,477.4	(15.7)	—		2,461.7
Taxes Other Than Income Taxes	410.7	550.4	233.4	1.5	1,196.0	0.3	14.9		1,211.2
Allowance for Equity Funds Used During Construction	37.4	50.9	64.7	—	153.0	—	—		153.0
Interest Expense	537.3	298.4	166.4	14.9	1,017.0	479.5	(96.5)		1,400.0
Income Tax Expense (Benefit)	(324.5)	116.3	172.2	(4.3)	(40.3)	(57.4)	—		(97.7)
Equity Earnings (Loss) of Unconsolidated Subsidiaries	1.1	(0.8)	72.6	0.9	73.8	(6.8)	—		67.0
Other Segment Items (c)	(87.3)	(38.9)	(9.4)	(46.2)	(181.8)	(92.0)	96.5		(177.3)
Earnings (Loss) Attributable to AEP Common Shareholders	$1,198.0	$542.3	$624.1	$226.1	$2,590.5	$(287.5)	$—		$2,303.0

Gross Property Additions	$2,290.2	$1,730.8	$1,120.4	$33.2	$5,174.6	$16.9	$(22.9)		$5,168.6

	September 30, 2025
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets	$59,005.8	$28,429.9	$18,918.9	$1,899.7	$108,254.3	$6,172.3	(d)	$(4,173.1)	(e)	$110,253.5

Investments in Equity Method Investees	$8.8	$3.6	$1,057.9	$—	$1,070.3	$165.5		$—		$1,235.8

	December 31, 2024
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets	$54,996.5	$26,864.3	$18,011.9	$1,633.9	$101,506.6	$5,550.8	(d)	$(3,979.4)	(e)	$103,078.0

Investments in Equity Method Investees	$9.1	$2.0	$996.1	$—	$1,007.2	$48.7		$—		$1,055.9

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

AEPTCo’s Reportable Segments

AEPTCo Parent is the holding company of seven FERC-regulated transmission-only electric utilities. The seven State Transcos have been identified as operating segments of AEPTCo under the accounting guidance for “Segment Reporting.” The State Transcos’ business consists of developing, constructing and operating transmission facilities at the request of the RTOs in which they operate and in replacing and upgrading facilities, assets and components of the existing AEP transmission system as needed to maintain reliability standards and provide service to AEP’s wholesale and retail customers. The State Transcos are regulated for ratemaking purposes exclusively by the FERC and earn revenues through tariff rates charged for the use of their electric transmission systems.

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

The tables below present AEPTCo’s reportable segment income statement information for the three and nine months ended September 30, 2025 and 2024 and reportable segment balance sheet information as of September 30, 2025 and December 31, 2024. The significant expenses disclosed below align with the segment-level information that is regularly provided to the CODM.

	Three Months Ended September 30, 2025
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$107.9	$—		$—		$107.9
Sales to AEP Affiliates	450.1	—		—		450.1
Total Revenues	558.0	—		—		558.0

Other Operation and Maintenance	49.8	0.1		—		49.9
Depreciation and Amortization	121.3	—		—		121.3
Taxes Other Than Income Taxes	85.9	—		—		85.9
Interest Income	0.8	65.5		(65.0)	(a)	1.3
Allowance for Equity Funds Used During Construction	20.8	—		—		20.8
Interest Expense	61.2	65.1		(65.0)	(a)	61.3
Income Tax Expense	56.1	0.1		—		56.2
Other Segment Items (b)	—	26.6		—		26.6
Earnings (Loss) Attributable to AEPTCo Common Shareholders	$205.3	$(26.4)	(c)	$—		$178.9

Gross Property Additions	$357.8	$—		$—		$357.8

	Three Months Ended September 30, 2024
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$101.1	$—		$—		$101.1
Sales to AEP Affiliates	395.9	—		—		395.9
Other Revenues	0.2	—		—		0.2
Total Revenues	497.2	—		—		497.2

Other Operation and Maintenance	37.3	0.1		—		37.4
Depreciation and Amortization	108.2	—		—		108.2
Taxes Other Than Income Taxes	79.7	—		—		79.7
Interest Income	2.3	61.7		(60.9)	(a)	3.1
Allowance for Equity Funds Used During Construction	24.3	—		—		24.3
Interest Expense	54.2	61.0		(60.9)	(a)	54.3
Income Tax Expense	53.6	0.1		—		53.7
Earnings Attributable to AEPTCo Common Shareholders	$190.8	$0.5	(c)	$—		$191.3

Gross Property Additions	$385.1	$—		$—		$385.1

	Nine Months Ended September 30, 2025
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$356.8	$—		$—		$356.8
Sales to AEP Affiliates	1,470.0	—		—		1,470.0
Other Revenues	0.1	—		—		0.1
Total Revenues	1,826.9	—		—		1,826.9

Other Operation and Maintenance	126.2	0.3		—		126.5
Depreciation and Amortization	354.3	—		—		354.3
Taxes Other Than Income Taxes	235.8	—		—		235.8
Interest Income	1.8	238.8		(237.5)	(a)	3.1
Allowance for Equity Funds Used During Construction	64.7	—		—		64.7
Interest Expense	222.7	187.7		(237.5)	(a)	172.9
Income Tax Expense (Benefit)	(39.1)	10.8		—		(28.3)
Other Segment Items (b)	—	87.3		—		87.3
Earnings (Loss) Attributable to AEPTCo Common Shareholders	$993.5	$(47.3)	(c)	$—		$946.2

Gross Property Additions	$1,144.7	$—		$—		$1,144.7

	Nine Months Ended September 30, 2024
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$295.1	$—		$—		$295.1
Sales to AEP Affiliates	1,157.1	—		—		1,157.1
Other Revenues	3.0	—		—		3.0
Total Revenues	1,455.2	—		—		1,455.2

Other Operation and Maintenance	115.9	1.7		—		117.6
Depreciation and Amortization	320.8	—		—		320.8
Taxes Other Than Income Taxes	228.6	—		—		228.6
Interest Income	6.8	180.5		(178.0)	(a)	9.3
Allowance for Equity Funds Used During Construction	64.7	—		—		64.7
Interest Expense	160.3	178.2		(178.0)	(a)	160.5
Income Tax Expense	153.4	0.1		—		153.5
Earnings Attributable to AEPTCo Common Shareholders	$547.7	$0.5	(c)	$—		$548.2

Gross Property Additions	$1,042.9	$—		$—		$1,042.9

	September 30, 2025
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets	$17,222.2	$6,396.4	(d)	$(6,410.0)	(e)	$17,208.6

	December 31, 2024
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets	$16,887.7	$8,670.4	(d)	$(9,187.8)	(e)	$16,370.3

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

The following table represents the gross notional volume of the Registrants’ outstanding derivative contracts:

	Notional Volume of Derivative Instruments

	September 30, 2025							December 31, 2024
Primary Risk Exposure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Commodity:
Power (MWhs)	327.3	—	37.9	11.7	1.8	11.3	9.4	282.4	—	23.6	7.7	2.0	5.0	4.6
Natural Gas (MMBtus)	168.5	—	46.8	—	—	42.0	19.2	152.8	—	42.2	—	—	46.2	15.4
Heating Oil and Gasoline (Gallons)	7.5	2.1	0.9	1.4	1.1	0.7	0.9	7.9	2.0	0.9	2.0	1.1	0.7	0.9
Interest Rate (USD)	$39.5	$—	$—	$—	$—	$—	$—	$59.3	$—	$—	$—	$—	$—	$—

Interest Rate on Long-term Debt (USD)	$950.0	$—	$—	$—	$—	$—	$—	$950.0	$—	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles. AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $71 million and $87 million as of September 30, 2025 and December 31, 2024, respectively. There was no cash collateral received from third-parties netted against short-term and long-term risk management assets for the Registrant Subsidiaries as of September 30, 2025 and December 31, 2024. The amount of cash collateral paid to third-parties netted against short-term and long-term risk management liabilities was not material for the Registrants as of September 30, 2025 and December 31, 2024.

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

	September 30, 2025
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$654.2	$0.1	$94.4	$19.6	$—	$68.6	$59.6
Hedging Contracts - Commodity	54.4	—	—	—	—	—	—
Total Current Risk Management Assets	708.6	0.1	94.4	19.6	—	68.6	59.6

Long-term Risk Management Assets
Risk Management Contracts - Commodity	445.0	—	2.5	1.4	—	—	0.2
Hedging Contracts - Commodity	65.1	—	—	—	—	—	—
Total Long-term Risk Management Assets	510.1	—	2.5	1.4	—	—	0.2

Total Assets	$1,218.7	$0.1	$96.9	$21.0	$—	$68.6	$59.8

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$360.8	$—	$5.0	$11.8	$6.3	$16.4	$6.2
Hedging Contracts - Commodity	15.7	—	—	—	—	—	—
Hedging Contracts - Interest Rate	27.4	—	—	—	—	—	—
Total Current Risk Management Liabilities	403.9	—	5.0	11.8	6.3	16.4	6.2

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	359.3	—	0.5	1.6	38.0	1.4	1.2
Hedging Contracts - Commodity	6.5	—	—	—	—	—	—
Hedging Contracts - Interest Rate	21.6	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	387.4	—	0.5	1.6	38.0	1.4	1.2

Total Liabilities	$791.3	$—	$5.5	$13.4	$44.3	$17.8	$7.4

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$427.4	$0.1	$91.4	$7.6	$(44.3)	$50.8	$52.4

	December 31, 2024
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$425.0	$—	$40.2	$28.5	$—	$22.3	$19.1
Hedging Contracts - Commodity	54.1	—	—	—	—	—	—
Total Current Risk Management Assets	479.1	—	40.2	28.5	—	22.3	19.1

Long-term Risk Management Assets
Risk Management Contracts - Commodity	475.4	—	2.0	1.2	—	1.6	—
Hedging Contracts - Commodity	84.6	—	—	—	—	—	—
Total Long-term Risk Management Assets	560.0	—	2.0	1.2	—	1.6	—

Total Assets	$1,039.1	$—	$42.2	$29.7	$—	$23.9	$19.1

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$304.1	$0.3	$6.6	$10.5	$7.5	$7.6	$3.4
Hedging Contracts - Commodity	11.3	—	—	—	—	—	—
Hedging Contracts - Interest Rate	36.3	—	—	—	—	—	—
Total Current Risk Management Liabilities	351.7	0.3	6.6	10.5	7.5	7.6	3.4

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	390.7	—	0.8	2.1	40.2	0.2	—
Hedging Contracts - Commodity	2.7	—	—	—	—	—	—
Hedging Contracts - Interest Rate	35.3	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	428.7	—	0.8	2.1	40.2	0.2	—

Total Liabilities	$780.4	$0.3	$7.4	$12.6	$47.7	$7.8	$3.4

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$258.7	$(0.3)	$34.8	$17.1	$(47.7)	$16.1	$15.7

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

	September 30, 2025
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$708.6	$0.1	$94.4	$19.6	$—	$68.6	$59.6
Gross Amounts Offset	(300.7)	—	(2.4)	(8.7)	—	(0.5)	(1.8)
Net Amounts Presented	407.9	0.1	92.0	10.9	—	68.1	57.8

Long-term Risk Management Assets
Gross Amounts Recognized	510.1	—	2.5	1.4	—	—	0.2
Gross Amounts Offset	(245.5)	—	(0.4)	(1.4)	—	—	(0.2)
Net Amounts Presented	264.6	—	2.1	—	—	—	—

Total Assets	$672.5	$0.1	$94.1	$10.9	$—	$68.1	$57.8

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$403.9	$—	$5.0	$11.8	$6.3	$16.4	$6.2
Gross Amounts Offset	(281.2)	—	(2.4)	(11.0)	—	(0.5)	(1.8)
Net Amounts Presented	122.7	—	2.6	0.8	6.3	15.9	4.4

Long-term Risk Management Liabilities
Gross Amounts Recognized	387.4	—	0.5	1.6	38.0	1.4	1.2
Gross Amounts Offset	(200.5)	—	(0.4)	(1.4)	—	—	(0.2)
Net Amounts Presented	186.9	—	0.1	0.2	38.0	1.4	1.0

Total Liabilities	$309.6	$—	$2.7	$1.0	$44.3	$17.3	$5.4

Total MTM Derivative Contract Net Assets (Liabilities)	$362.9	$0.1	$91.4	$9.9	$(44.3)	$50.8	$52.4

	December 31, 2024
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$479.1	$—	$40.2	$28.5	$—	$22.3	$19.1
Gross Amounts Offset	(268.7)	—	(4.5)	(10.1)	—	(1.7)	(1.0)
Net Amounts Presented	210.4	—	35.7	18.4	—	20.6	18.1

Long-term Risk Management Assets
Gross Amounts Recognized	560.0	—	2.0	1.2	—	1.6	—
Gross Amounts Offset	(270.9)	—	(0.6)	(1.2)	—	(0.2)	—
Net Amounts Presented	289.1	—	1.4	—	—	1.4	—

Total Assets	$499.5	$—	$37.1	$18.4	$—	$22.0	$18.1

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$351.7	$0.3	$6.6	$10.5	$7.5	$7.6	$3.4
Gross Amounts Offset	(251.7)	(0.3)	(4.6)	(10.2)	(0.2)	(1.8)	(1.1)
Net Amounts Presented	100.0	—	2.0	0.3	7.3	5.8	2.3

Long-term Risk Management Liabilities
Gross Amounts Recognized	428.7	—	0.8	2.1	40.2	0.2	—
Gross Amounts Offset	(204.3)	—	(0.6)	(1.7)	—	(0.2)	—
Net Amounts Presented	224.4	—	0.2	0.4	40.2	—	—

Total Liabilities	$324.4	$—	$2.2	$0.7	$47.5	$5.8	$2.3

Total MTM Derivative Contract Net Assets (Liabilities)	$175.1	$—	$34.9	$17.7	$(47.5)	$16.2	$15.8

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on Risk Management Contracts

	Three Months Ended September 30, 2025
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$5.9	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	11.1	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	—	5.8	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	0.8	—	0.8	—	—	—	—
Other Operation	—	—	—	—	—	—	—
Maintenance	—	—	(0.1)	—	(0.1)	—	—
Regulatory Assets (a)	(3.9)	0.1	0.2	1.0	3.7	(11.8)	3.1
Regulatory Liabilities (a)	58.8	—	17.9	6.5	0.7	17.1	11.8
Total Gain (Loss) on Risk Management Contracts	$72.7	$0.1	$18.8	$13.3	$4.3	$5.3	$14.9

	Three Months Ended September 30, 2024
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(1.1)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(67.1)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.1	(1.2)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	0.7	—	0.5	—	—	—	—
Other Operation	(0.3)	(0.1)	—	(0.1)	—	—	—
Maintenance	(0.5)	(0.1)	(0.1)	(0.1)	(0.1)	—	(0.1)
Regulatory Assets (a)	3.1	(0.6)	(3.9)	—	(9.2)	11.6	6.5
Regulatory Liabilities (a)	60.8	—	9.8	2.9	—	23.8	21.8
Total Gain (Loss) on Risk Management Contracts	$(4.4)	$(0.8)	$6.4	$1.5	$(9.3)	$35.4	$28.2

	Nine Months Ended September 30, 2025
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(14.3)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	71.3	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.3	(14.7)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	4.6	—	4.6	—	—	—	—
Other Operation	(0.2)	(0.1)	—	—	—	—	—
Maintenance	(0.4)	(0.1)	(0.1)	—	(0.1)	—	(0.1)
Regulatory Assets (a)	(8.4)	0.3	0.2	—	3.4	(13.6)	1.2
Regulatory Liabilities (a)	283.3	—	77.4	21.3	0.9	84.1	82.5
Total Gain on Risk Management Contracts	$335.9	$0.1	$82.4	$6.6	$4.2	$70.5	$83.6

	Nine Months Ended September 30, 2024
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(22.5)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(164.8)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	0.2	(22.7)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	2.4	—	2.1	0.1	—	—	—
Maintenance	0.1	—	—	—	—	—	—
Regulatory Assets (a)	48.3	(0.3)	11.2	3.0	(3.7)	19.3	11.6
Regulatory Liabilities (a)	206.0	—	35.5	12.2	—	75.9	71.4
Total Gain (Loss) on Risk Management Contracts	$69.5	$(0.3)	$49.0	$(7.4)	$(3.7)	$95.2	$83.0

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in millions)
Long-term Debt (a) (b)	$(916.4)	$(898.6)	$32.5	$49.3

(a)Amounts included within Noncurrent Liabilities line item Long-term Debt and Current Liabilities line item Long-term Debt Due Within One Year on the balance sheet.
(b)Amounts include $(16) million and $(22) million as of September 30, 2025 and December 31, 2024, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$(1.1)	$14.8	$22.6	$16.7
Fair Value Portion of Long-term Debt (a)	1.1	(14.8)	(22.6)	(16.7)

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity, Fuel and Other Consumables Used for Electric Generation on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three and nine months ended September 30, 2025 and 2024, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three and nine months ended September 30, 2025, the Registrants did not apply cash flow hedging to outstanding interest rate derivatives. During the three months ended September 30, 2024, AEP and PSO applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not. During the nine months ended September 30, 2024, AEP, AEP Texas and PSO applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

	Impact of Cash Flow Hedges on the Registrants’ Balance Sheets

	September 30, 2025				December 31, 2024
			Portion Expected to				Portion Expected to
	AOCI		be Reclassed to		AOCI		be Reclassed to
	Gain (Loss)		Net Income During		Gain (Loss)		Net Income During
	Net of Tax		the Next Twelve Months		Net of Tax		the Next Twelve Months
	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AEP	$76.9	$(0.6)	$30.6	$0.1	$98.5	$3.3	$33.9	$2.8
AEP Texas	—	5.8	—	0.7	—	6.3	—	0.7
APCo	—	4.5	—	0.8	—	5.1	—	0.8
I&M	—	(4.8)	—	(0.4)	—	(5.1)	—	(0.4)
PSO	—	2.3	—	0.2	—	3.6	—	0.2
SWEPCo	—	0.8	—	0.3	—	1.0	—	0.3

As of September 30, 2025, the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is approximately 10 years.

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

Credit-Risk-Related Contingent Features

Credit Downgrade Triggers (Applies to AEP)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  The total exposure of AEP’s derivative contracts with collateral triggering events in a net liability position was immaterial as of September 30, 2025 and December 31, 2024. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of September 30, 2025 and December 31, 2024.

Cross-Acceleration Triggers (Applies to AEP)

Certain interest rate derivative contracts contain cross-acceleration provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-acceleration provisions could be triggered if there was a non-performance event by the Registrants under any of their outstanding debt of at least $50 million and the lender on that debt has accelerated the entire repayment obligation. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-acceleration provisions in contracts. AEP had derivative contracts with cross-acceleration provisions in a net liability position of $49 million and $72 million and no cash collateral posted as of September 30, 2025 and December 31, 2024, respectively. If a cross-acceleration provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries had no derivative contracts with cross-acceleration provisions in a net liability position as of September 30, 2025 and December 31, 2024.

Cross-Default Triggers (Applies to AEP, APCo, PSO and SWEPCo)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third-party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. AEP had derivative contracts with cross-default provisions in a net liability position of $161 million and $164 million and no cash collateral posted as of September 30, 2025 and December 31, 2024, respectively, after considering contractual netting arrangements. If a cross-default provision would have been triggered, settlement at fair value would have been required. APCo, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $2 million, $15 million and $4 million, respectively, and no cash collateral posted as of September 30, 2025. APCo, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $1 million, $4 million and $2 million, respectively, and no cash collateral posted as of December 31, 2024. The other Registrant Subsidiaries had no derivative contracts with cross-default provisions in a net liability position as of September 30, 2025 and December 31, 2024.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	September 30, 2025		December 31, 2024
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP	$46,137.6	$43,486.2	$42,642.8	$38,964.7
AEP Texas	7,264.5	6,884.4	6,441.6	5,831.4
AEPTCo	6,240.4	5,515.5	5,768.1	4,853.1
APCo	5,758.1	5,647.6	5,660.3	5,346.0
I&M	3,485.1	3,250.1	3,494.3	3,153.8
OPCo	3,717.8	3,356.7	3,715.7	3,203.4
PSO	3,524.6	3,365.0	2,855.6	2,562.1
SWEPCo	3,972.6	3,626.6	3,980.8	3,431.5

Fair Value Measurements of Other Temporary Investments and Restricted Cash (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments and Restricted Cash:

	September 30, 2025
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$39.1	$—	$—	$39.1
Other Cash Deposits	12.2	—	—	12.2
Fixed Income Securities – Mutual Funds (b)	173.3	—	(2.2)	171.1
Equity Securities – Mutual Funds	14.1	28.0	—	42.1
Total Other Temporary Investments and Restricted Cash	$238.7	$28.0	$(2.2)	$264.5

	December 31, 2024
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$43.1	$—	$—	$43.1
Other Cash Deposits	13.9	—	—	13.9
Fixed Income Securities – Mutual Funds (b)	167.2	—	(5.3)	161.9
Equity Securities – Mutual Funds	12.7	26.9	—	39.6
Total Other Temporary Investments and Restricted Cash	$236.9	$26.9	$(5.3)	$258.5

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Proceeds from Investment Sales	$0.4	$4.5	$17.0	$7.5
Purchases of Investments	14.0	6.0	20.5	9.0
Gross Realized Gains on Investment Sales	—	0.4	4.2	0.7
Gross Realized Losses on Investment Sales	—	0.3	0.5	0.5

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

The following is a summary of nuclear trust fund investments:

	September 30, 2025				December 31, 2024
		Gross	Gross	Other-Than-		Gross	Gross	Other-Than-
	Fair	Unrealized	Unrealized	Temporary	Fair	Unrealized	Unrealized	Temporary
	Value	Gains	Losses	Impairments	Value	Gains	Losses	Impairments
	(in millions)
Cash and Cash Equivalents	$25.0	$—	$—	$—	$23.3	$—	$—	$—
Fixed Income Securities:
United States Government	1,385.1	23.0	(0.3)	(15.5)	1,322.8	8.2	(5.3)	(20.2)
Corporate Debt	352.9	6.0	(6.8)	(7.1)	211.3	0.7	(9.8)	(5.8)
Subtotal Fixed Income Securities	1,738.0	29.0	(7.1)	(22.6)	1,534.1	8.9	(15.1)	(26.0)
Equity Securities - Domestic (a)	3,095.9	2,560.0	(0.2)	—	2,837.7	2,288.9	(0.4)	—
Spent Nuclear Fuel and Decommissioning Trusts	$4,858.9	$2,589.0	$(7.3)	$(22.6)	$4,395.1	$2,297.8	$(15.5)	$(26.0)

(a) Due to the adoption of ASU 2016-1, Other-Than-Temporary Impairments are no longer applicable to Equity Securities with readily determinable fair values.

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Proceeds from Investment Sales	$1,037.8	$1,181.9	$2,332.2	$2,336.0
Purchases of Investments	1,056.5	1,201.9	2,386.5	2,389.0
Gross Realized Gains on Investment Sales	112.5	108.4	116.8	118.7
Gross Realized Losses on Investment Sales	1.5	0.7	4.0	6.1

The base cost of fixed income securities was $1.7 billion and $1.5 billion as of September 30, 2025 and December 31, 2024, respectively.  The base cost of equity securities was $536 million and $549 million as of September 30, 2025 and December 31, 2024, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of September 30, 2025 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$366.1
After 1 year through 5 years	736.7
After 5 years through 10 years	209.0
After 10 years	426.2
Total	$1,738.0

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$25.9	$—	$—	$13.2	$39.1
Other Cash Deposits (a)	—	—	—	12.2	12.2
Fixed Income Securities – Mutual Funds	171.1	—	—	—	171.1
Equity Securities – Mutual Funds (b)	42.1	—	—	—	42.1
Total Other Temporary Investments and Restricted Cash	239.1	—	—	25.4	264.5

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	3.6	623.0	458.7	(517.0)	568.3
Cash Flow Hedges:
Commodity Hedges (c)	—	101.0	18.0	(14.8)	104.2
Total Risk Management Assets	3.6	724.0	476.7	(531.8)	672.5

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	10.7	—	—	14.3	25.0
Fixed Income Securities:
United States Government	—	1,385.1	—	—	1,385.1
Corporate Debt	—	352.9	—	—	352.9
Subtotal Fixed Income Securities	—	1,738.0	—	—	1,738.0
Equity Securities – Domestic (b)	3,095.9	—	—	—	3,095.9
Total Spent Nuclear Fuel and Decommissioning Trusts	3,106.6	1,738.0	—	14.3	4,858.9

Total Assets	$3,349.3	$2,462.0	$476.7	$(492.1)	$5,795.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$5.3	$552.4	$148.6	$(452.5)	$253.8
Cash Flow Hedges:
Commodity Hedges (c)	—	20.7	1.0	(14.8)	6.9
Fair Value Hedges	—	48.9	—	—	48.9
Total Risk Management Liabilities	$5.3	$622.0	$149.6	$(467.3)	$309.6

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$43.1	$—	$—	$—	$43.1
Other Cash Deposits (a)	—	—	—	13.9	13.9
Fixed Income Securities – Mutual Funds	161.9	—	—	—	161.9
Equity Securities – Mutual Funds (b)	39.6	—	—	—	39.6
Total Other Temporary Investments and Restricted Cash	244.6	—	—	13.9	258.5

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	2.9	597.3	291.6	(517.2)	374.6
Cash Flow Hedges:
Commodity Hedges (c)	—	115.6	21.9	(12.6)	124.9
Total Risk Management Assets	2.9	712.9	313.5	(529.8)	499.5

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.6	—	—	13.7	23.3
Fixed Income Securities:
United States Government	—	1,322.8	—	—	1,322.8
Corporate Debt	—	211.3	—	—	211.3
Subtotal Fixed Income Securities	—	1,534.1	—	—	1,534.1
Equity Securities – Domestic (b)	2,837.7	—	—	—	2,837.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,847.3	1,534.1	—	13.7	4,395.1

Total Assets	$3,094.8	$2,247.0	$313.5	$(502.2)	$5,153.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$4.4	$534.1	$147.7	$(433.6)	$252.6
Cash Flow Hedges:
Commodity Hedges (c)	—	12.6	0.2	(12.6)	0.2
Fair Value Hedges	—	71.6	—	—	71.6
Total Risk Management Liabilities	$4.4	$618.3	$147.9	$(446.2)	$324.4

AEP Texas
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$7.3	$—	$—	$—	$7.3

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.1	—	—	0.1

Total Assets	$7.3	$0.1	$—	$—	$7.4

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$23.5	$—	$—	$—	$23.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.3	$—	$(0.3)	$—

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$10.8	$—	$—	$—	$10.8

Risk Management Assets
Risk Management Commodity Contracts (c)	—	5.3	91.4	(2.6)	94.1

Total Assets	$10.8	$5.3	$91.4	$(2.6)	$104.9

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$5.2	$0.1	$(2.6)	$2.7

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$16.2	$—	$—	$—	$16.2

Risk Management Assets
Risk Management Commodity Contracts (c)	—	6.5	35.2	(4.6)	37.1

Total Assets	$16.2	$6.5	$35.2	$(4.6)	$53.3

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$6.9	$—	$(4.7)	$2.2

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$8.5	$11.3	$(8.9)	$10.9

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	10.7	—	—	14.3	25.0
Fixed Income Securities:
United States Government	—	1,385.1	—	—	1,385.1
Corporate Debt	—	352.9	—	—	352.9
Subtotal Fixed Income Securities	—	1,738.0	—	—	1,738.0
Equity Securities - Domestic (b)	3,095.9	—	—	—	3,095.9
Total Spent Nuclear Fuel and Decommissioning Trusts	3,106.6	1,738.0	—	14.3	4,858.9

Total Assets	$3,106.6	$1,746.5	$11.3	$5.4	$4,869.8

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$11.8	$0.4	$(11.2)	$1.0

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$19.9	$6.9	$(8.4)	$18.4

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	9.6	—	—	13.7	23.3
Fixed Income Securities:
United States Government	—	1,322.8	—	—	1,322.8
Corporate Debt	—	211.3	—	—	211.3
Subtotal Fixed Income Securities	—	1,534.1	—	—	1,534.1
Equity Securities - Domestic (b)	2,837.7	—	—	—	2,837.7
Total Spent Nuclear Fuel and Decommissioning Trusts	2,847.3	1,534.1	—	13.7	4,395.1

Total Assets	$2,847.3	$1,554.0	$6.9	$5.3	$4,413.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$9.2	$0.5	$(9.0)	$0.7

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2025

	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$—	$44.3	$—	$44.3

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$0.2	$47.5	$(0.2)	$47.5

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$0.3	$68.3	$(0.5)	$68.1

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$14.8	$3.0	$(0.5)	$17.3

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$3.1	$20.8	$(1.9)	$22.0

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$7.0	$0.8	$(2.0)	$5.8

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$7.8	$—	$—	$—	$7.8

Risk Management Assets
Risk Management Commodity Contracts (c)	—	0.3	59.4	(1.9)	57.8

Total Assets	$7.8	$0.3	$59.4	$(1.9)	$65.6

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$4.5	$2.8	$(1.9)	$5.4

December 31, 2024

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$3.4	$—	$—	$—	$3.4

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1.0	18.1	(1.0)	18.1

Total Assets	$3.4	$1.0	$18.1	$(1.0)	$21.5

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$2.8	$0.6	$(1.1)	$2.3

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
(d)The September 30, 2025 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $(1) million in 2025 and $(1) million in periods 2026-2028; Level 2 matures $2 million in 2025, $63 million in periods 2026-2028 and $6 million in periods 2029-2030; Level 3 matures $95 million in 2025, $222 million in periods 2026-2028, $15 million in periods 2029-2030 and $(22) million in periods 2031-2034.  Risk management commodity contracts are substantially comprised of power contracts.
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

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended September 30, 2025	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2025	$382.8	$108.3	$12.3	$(47.7)	$96.9	$69.1
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	44.7	15.6	3.6	(0.1)	14.1	9.6
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	13.2	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	1.5	—	—	—	—	—
Settlements	(131.6)	(34.4)	(7.1)	1.0	(45.2)	(29.9)
Transfers into Level 3 (d) (e)	7.1	—	—	—	—	—
Transfers out of Level 3 (e)	(5.2)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	14.6	1.8	2.1	2.5	(0.5)	7.8
Balance as of September 30, 2025	$327.1	$91.3	$10.9	$(44.3)	$65.3	$56.6

Three Months Ended September 30, 2024	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2024	$288.2	$67.8	$14.5	$(43.2)	$49.4	$38.1
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	60.4	13.4	2.9	(0.1)	23.2	21.2
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(6.9)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	(0.1)	—	—	—	—	—
Settlements	(133.1)	(26.9)	(7.9)	1.0	(46.3)	(37.7)
Transfers into Level 3 (d) (e)	(0.3)	—	—	—	—	—
Transfers out of Level 3 (e)	(0.6)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	(14.5)	(7.1)	(0.2)	(9.3)	2.1	2.1
Balance as of September 30, 2024	$193.1	$47.2	$9.3	$(51.6)	$28.4	$23.7

Nine Months Ended September 30, 2025	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2024	$165.6	$35.2	$6.4	$(47.5)	$20.0	$17.5
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	155.3	49.4	12.9	—	37.9	42.2
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	31.1	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	14.0	—	—	—	—	—
Settlements	(276.9)	(84.6)	(19.2)	5.3	(57.9)	(59.7)
Transfers into Level 3 (d) (e)	1.0	—	—	—	—	—
Transfers out of Level 3 (e)	(3.0)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	240.0	91.3	10.8	(2.1)	65.3	56.6
Balance as of September 30, 2025	$327.1	$91.3	$10.9	$(44.3)	$65.3	$56.6

Nine Months Ended September 30, 2024	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2023	$139.4	$22.4	$2.8	$(50.6)	$18.6	$11.1
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	90.6	24.1	7.3	(0.9)	26.2	23.6
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	2.3	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	1.5	—	—	—	—	—
Settlements	(164.7)	(46.5)	(10.0)	6.0	(44.8)	(36.0)
Transfers into Level 3 (d) (e)	6.8	—	—	—	—	—
Transfers out of Level 3 (e)	2.2	—	—	—	—	0.5
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	115.0	47.2	9.2	(6.1)	28.4	24.5
Balance as of September 30, 2024	$193.1	$47.2	$9.3	$(51.6)	$28.4	$23.7

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

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

Significant Unobservable Inputs
September 30, 2025

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input (a)	Low	High	Average (b)
		(in millions)
AEP	Energy Contracts	$225.7	$141.2	Discounted Cash Flow	Forward Market Price	$2.24	$144.31	$49.61
AEP	FTRs	251.0	8.4	Discounted Cash Flow	Forward Market Price	(33.94)	45.81	(0.06)
APCo	FTRs	91.4	0.1	Discounted Cash Flow	Forward Market Price	(1.01)	12.36	2.44
I&M	FTRs	11.3	0.4	Discounted Cash Flow	Forward Market Price	(0.16)	14.70	1.28
OPCo	Energy Contracts	—	44.3	Discounted Cash Flow	Forward Market Price	13.67	78.67	43.36
PSO	FTRs	68.3	3.0	Discounted Cash Flow	Forward Market Price	(33.94)	9.23	(6.03)
SWEPCo	FTRs	59.4	2.8	Discounted Cash Flow	Forward Market Price	(33.94)	9.23	(6.03)

December 31, 2024

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input (a)	Low	High	Average (b)
		(in millions)
AEP	Energy Contracts	$221.2	$144.6	Discounted Cash Flow	Forward Market Price	$2.75	$149.30	$49.34
AEP	FTRs	92.3	3.3	Discounted Cash Flow	Forward Market Price	(29.48)	19.70	0.24
APCo	FTRs	35.2	—	Discounted Cash Flow	Forward Market Price	(0.25)	9.32	1.56
I&M	FTRs	6.9	0.5	Discounted Cash Flow	Forward Market Price	(4.07)	9.32	1.34
OPCo	Energy Contracts	—	47.5	Discounted Cash Flow	Forward Market Price	14.53	72.40	42.44
PSO	FTRs	20.8	0.8	Discounted Cash Flow	Forward Market Price	(29.48)	10.54	(3.88)
SWEPCo	FTRs	18.1	0.6	Discounted Cash Flow	Forward Market Price	(29.48)	10.54	(3.88)
(a)Represents market prices in dollars per MWh.
(b)The weighted average is the product of the forward market price of the underlying commodity and volume weighted by term.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs for the Registrants as of September 30, 2025 and December 31, 2024:

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

11.  INCOME TAXES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Effective Tax Rates (ETR)

The Registrants’ interim ETR reflect the estimated annual ETR for 2025 and 2024, adjusted for tax expense associated with certain discrete items. AEP recognized tax benefits in 2024 and 2025 driven by a remeasurement of Excess ADIT which significantly impacted several Registrants’ interim ETR. In the first quarter of 2024, AEP recognized a $224 million tax benefit related to the reduction of a regulatory liability associated with the NOLC PLRs received from the IRS, primarily impacting I&M, PSO and SWEPCo. In the second quarter of 2025, AEP recognized a $383 million tax benefit related to the remeasurement of Excess ADIT associated with the FERC order related to the treatment of NOLCs in transmission formula rates, primarily impacting AEPTCo. The tax benefits in each year are the primary drivers of variances in the Registrants’ interim ETR for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2025.

The ETR for each of the Registrants are included in the following tables:

	Three Months Ended September 30, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	1.2%	0.6%	2.5%	(1.2)%	2.8%	1.0%	3.0%	(3.9)%
Tax Reform Excess ADIT Reversal	(2.5)%	(2.3)%	0.2%	(3.5)%	(5.5)%	(2.7)%	(4.8)%	(3.2)%
Production and Investment Tax Credits	(7.9)%	(0.1)%	—%	0.1%	(26.6)%	—%	(50.6)%	(27.5)%
Reversal of Origination Flow-Through	1.3%	0.1%	0.3%	6.7%	2.2%	0.6%	0.2%	0.7%
AFUDC Equity	(1.6)%	(1.8)%	(2.5)%	(0.5)%	(1.1)%	(1.8)%	(1.2)%	(1.1)%
Flow-Through of CAMT	0.6%	—%	—%	6.2%	—%	—%	—%	—%
Other	0.1%	0.1%	—%	(0.7)%	(0.8)%	(0.3)%	0.1%	—%
Effective Income Tax Rate	12.2%	17.6%	21.5%	28.1%	(8.0)%	17.8%	(32.3)%	(14.0)%

	Three Months Ended September 30, 2024
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	0.6%	0.3%	2.5%	1.4%	0.7%	1.1%	—%	(2.6)%
Tax Reform Excess ADIT Reversal	(2.8)%	(1.0)%	0.2%	(2.3)%	(7.9)%	(7.3)%	(5.0)%	(3.2)%
Production and Investment Tax Credits	(9.9)%	—%	—%	(0.1)%	(45.6)%	—%	(61.9)%	(23.4)%
Reversal of Origination Flow-Through	0.1%	0.1%	0.3%	(1.1)%	0.3%	0.7%	0.3%	0.6%
AFUDC Equity	(1.5)%	(2.3)%	(1.9)%	(1.5)%	(1.2)%	(1.2)%	(1.3)%	(0.5)%
Discrete Tax Adjustments	(3.7)%	—%	—%	—%	—%	—%	—%	—%
Other	—%	0.2%	(0.2)%	(0.4)%	—%	0.6%	1.5%	—%
Effective Income Tax Rate	3.8%	18.3%	21.9%	17.0%	(32.7)%	14.9%	(45.4)%	(8.1)%

	Nine Months Ended September 30, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	1.0%	0.6%	2.5%	0.4%	2.4%	1.2%	3.0%	(3.3)%
Tax Reform Excess ADIT Reversal	(1.8)%	(2.6)%	0.4%	(2.7)%	(2.5)%	(3.0)%	(4.1)%	(2.0)%
Remeasurement of Excess ADIT	(12.4)%	—%	(25.5)%	(5.9)%	(12.8)%	—%	(8.8)%	(17.2)%
Production and Investment Tax Credits	(7.1)%	(0.1)%	—%	—%	(20.9)%	—%	(50.9)%	(31.0)%
Reversal of Origination Flow-Through	0.6%	0.1%	0.2%	0.5%	2.0%	0.6%	0.2%	0.7%
AFUDC Equity	(1.2)%	(1.4)%	(1.5)%	(0.7)%	(0.9)%	(1.7)%	(1.1)%	(1.3)%
Flow-Through of CAMT	0.2%	—%	—%	1.7%	—%	—%	—%	—%
Other	0.1%	—%	0.1%	—%	(0.3)%	—%	—%	0.2%
Effective Income Tax Rate	0.4%	17.6%	(2.8)%	14.3%	(12.0)%	18.1%	(40.7)%	(32.9)%

	Nine Months Ended September 30, 2024
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	1.2%	0.4%	2.5%	2.1%	1.5%	0.9%	—%	(2.6)%
Tax Reform Excess ADIT Reversal	(3.1)%	(1.1)%	0.2%	(7.1)%	(5.7)%	(8.7)%	(4.3)%	(4.2)%
Remeasurement of Excess ADIT	(11.9)%	1.5%	—%	—%	(27.5)%	—%	(40.5)%	(181.8)%
Production and Investment Tax Credits	(8.3)%	(0.1)%	—%	(0.1)%	(23.4)%	—%	(61.7)%	(79.1)%
Reversal of Origination Flow-Through	0.2%	0.1%	0.3%	(0.8)%	0.3%	0.8%	0.3%	2.1%
AFUDC Equity	(1.6)%	(1.7)%	(2.0)%	(1.1)%	(1.1)%	(1.3)%	(1.3)%	(2.3)%
Discrete Tax Adjustments	(2.1)%	—%	—%	—%	—%	—%	1.2%	1.1%
Other	0.2%	—%	(0.1)%	(0.1)%	—%	0.4%	—%	(0.5)%
Effective Income Tax Rate	(4.4)%	20.1%	21.9%	13.9%	(34.9)%	13.1%	(85.3)%	(246.3)%

Federal and State Income Tax Audit Status

AEP is not currently under IRS audit and the statute of limitations (SOL) for the IRS to examine AEP and subsidiaries originally filed federal return has expired for tax years prior to 2022. In July 2025, AEP received notification that its 2023 federal income tax return was selected for IRS examination. However, this examination has yet to begin.

AEP and subsidiaries file income tax returns in various state and local jurisdictions. AEP and subsidiaries are not currently under any state and local income tax examinations. Generally, the SOL have expired for tax years prior to 2022. In addition, management is monitoring and continues to evaluate the potential impact of federal legislation and corresponding state conformity.

Federal Legislation

On July 4, 2025, President Trump signed H.R. 1 into law, commonly known as the One Big Beautiful Bill Act (OBBBA). This budget reconciliation legislation modifies and accelerates the phase out of technology neutral PTCs and ITCs available for wind and solar projects, adds new restrictions to guard against certain foreign ownership or influence with respect to otherwise credit-eligible projects and makes 100% bonus depreciation permanent for certain non-regulated entities. With the exception of bonus depreciation, this legislation is prospective and has no material impact on the current period financial statements.

On August 15, 2025, the Department of Treasury and the IRS issued new and revised wind and solar tax credit guidance, Notice 2025-42, which modified the definition of “begin construction” for tax purposes by eliminating the previously available 5% cost safe harbor standard for projects that begin construction after September 1, 2025. This guidance is not expected to have a material impact on the Registrants.

On September 30, 2025, the Department of Treasury and the IRS issued interim guidance regarding the application of CAMT. The Registrants are subject to CAMT and will continue to evaluate the impact of that interim guidance.

Additional significant guidance from the Department of Treasury and the IRS is expected on the tax provisions in recently enacted legislation. AEP will continue to monitor any issued guidance and evaluate the impact on AEP’s future net income, cash flows and financial condition.

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

These expenses were primarily included in Other Operation and Maintenance on the statements of income and Other Current Liabilities on the balance sheets. Settlement accounting was triggered for the qualified pension plan in November 2024 under the accounting guidance for “Compensation - Retirement Benefits” and a settlement charge of $90 million was recorded. As of September 30, 2025, all incurred expenses have been settled. AEP will seek recovery for the portion of the expense related to regulated operations. See Note 7 - Benefit Plans for additional information associated with the plan.

13.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

At-the-Market (ATM) Program

In 2024, approximately $0.4 billion of common stock was offered and sold under the ATM program. There were no issuances under the ATM program for the nine months ended September 30, 2025. Approximately $1.3 billion of equity is available for issuance under the ATM program upon the filing of a prospectus supplement.

Forward Sale of Equity

In March 2025, AEP entered into separate forward sale agreements with non-affiliate forward purchasers relating to 22,549,020 shares of AEP’s common stock at an initial price of $102.00 per share, exclusive of an underwriting discount equal to $2.244 per share. Except in certain specified circumstances that would require physical share settlement, AEP may elect to settle the forward sale transaction by means of physical, cash or net share settlement. The timing of the settlement of the forward sale agreements is also at AEP’s discretion and management currently expects settlement to occur on or prior to December 31, 2026. To the extent the forward sale agreements are physically settled, AEP will issue common stock to the forward purchasers and receive cash proceeds based on the applicable forward sale price on the settlement date as defined in the forward sale agreements. As of September 30, 2025, AEP expects approximately $2.25 billion of net cash proceeds from the full physical settlement of the forward sale agreements and management anticipates using any future proceeds for general corporate purposes, which may include capital contributions to utility subsidiaries, acquisitions or repayment of debt. The forward sale transactions will be classified as equity transactions because they are indexed to AEP’s common stock and physical settlement is within AEP’s control.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding, net of issuance costs and premiums or discounts:

Type of Debt	September 30, 2025	December 31, 2024
	(in millions)
Senior Unsecured Notes	$37,865.2	$36,410.9
Pollution Control Bonds	1,685.7	1,771.3
Notes Payable	614.8	609.9
Securitization Bonds	983.3	578.0
Spent Nuclear Fuel Obligation (a)	326.7	316.3
Junior Subordinated Notes	3,707.9	2,579.1
Other Long-term Debt	954.0	377.3
Total Long-term Debt Outstanding	46,137.6	42,642.8
Long-term Debt Due Within One Year	1,898.6	3,335.0
Long-term Debt	$44,239.0	$39,307.8

(a)Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for SNF disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. Trust fund assets related to this obligation were $381 million and $367 million as of September 30, 2025 and December 31, 2024, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2025 are shown in the following tables:

		Principal	Interest
Company	Type of Debt	Amount (a)	Rate	Due Date
Issuances:		(in millions)	(%)
AEP	Junior Subordinated Notes	$1,100.0	5.80	2056
AEP	Junior Subordinated Notes	900.0	6.05	2056
AEP Texas	Other Long-term Debt	400.0	Variable	2026
AEP Texas	Senior Unsecured Notes	150.0	5.70	2034
AEP Texas	Senior Unsecured Notes	750.0	5.85	2055
AEPTCo	Other Long-term Debt	141.0	Variable	2028
AEPTCo	Senior Unsecured Notes	425.0	5.38	2035
APCo	Other Long-term Debt	425.0	Variable	2026
APCo	Pollution Control Bonds	104.4	3.70	2028
APCo	Pollution Control Bonds	65.3	3.30	2028
I&M	Notes Payable	100.0	4.89	2029
I&M	Pollution Control Bonds	150.0	3.70	2029
PSO	Senior Unsecured Notes	800.0	5.45	2036

Non-Registrant:
KPCo	Other Long-term Debt	150.0	Variable	2026
KPCo	Securitization Bonds	477.7	5.30	2045
Transource Energy	Other Long-term Debt	36.6	Variable	2025
WPCo	Other Long-term Debt	125.0	Variable	2026
Total Issuances		$6,300.0

(a)Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

		Principal	Interest
Company	Type of Debt	Amount Paid	Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP	Junior Subordinated Notes	$850.0	5.70	2025
AEP Texas	Other Long-term Debt	400.0	Variable	2026
AEP Texas	Securitization Bonds	10.3	2.06	2025
AEP Texas	Securitization Bonds	14.2	2.29	2029
AEP Texas	Senior Unsecured Notes	50.0	3.75	2025
AEPTCo	Senior Unsecured Notes	50.0	3.66	2025
AEPTCo	Senior Unsecured Notes	40.0	3.76	2025
APCo	Other Long-term Debt	0.1	13.72	2026
APCo	Pollution Control Bonds	104.4	3.75	2025
APCo	Pollution Control Bonds	65.4	1.00	2025
APCo	Securitization Bonds	28.4	3.77	2028
APCo	Senior Unsecured Notes	300.0	3.40	2025
I&M	Notes Payable	3.9	0.93	2025
I&M	Notes Payable	1.1	Variable	2025
I&M	Notes Payable	8.4	3.44	2026
I&M	Notes Payable	13.2	5.93	2027
I&M	Notes Payable	24.6	6.41	2028
I&M	Notes Payable	15.4	6.01	2028
I&M	Notes Payable	13.1	4.89	2029
I&M	Other Long-term Debt	0.2	6.00	2025
I&M	Pollution Control Bonds	100.0	3.05	2025
I&M	Pollution Control Bonds	50.0	2.75	2025
I&M	Pollution Control Bonds	40.0	0.75	2025
PSO	Other Long-term Debt	0.4	3.00	2027
PSO	Senior Unsecured Notes	125.0	3.17	2025
SWEPCo	Securitization Bonds	11.1	4.88	2039

Non-Registrant:
AEGCo	Pollution Control Bonds	45.0	1.35	2025
KPCo	Other Long-term Debt	150.0	Variable	2025
KPCo	Other Long-term Debt	150.0	Variable	2026
Transource Energy	Senior Unsecured Notes	2.6	2.75	2050
WPCo	Notes Payable	15.0	6.89	2034
WPCo	Senior Unsecured Notes	122.0	3.70	2025
Total Retirements and Principal Payments		$2,803.8

Long-term Debt Subsequent Events

In October 2025, I&M issued $103 million of variable rate Notes Payable due in 2030.

In October 2025, I&M retired $8 million of Notes Payable related to DCC Fuel.

In October 2025, Transource Energy issued $4 million of variable rate Other Long-term Debt due in 2028.

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 0.7% of consolidated tangible net assets as of September 30, 2025. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

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

Corporate Borrowing Program (Applies to all Registrant Subsidiaries)

AEP subsidiaries use a corporate borrowing program to meet their short-term borrowing needs. The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP. The AEP Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC. The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of September 30, 2025 and December 31, 2024 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets. The Utility Money Pool participants’ money pool activity and corresponding authorized borrowing limits for the nine months ended September 30, 2025 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	September 30, 2025	Limit
	(in millions)
AEP Texas	$468.4	$485.7	$172.6	$82.5	$418.1	$600.0
AEPTCo	403.6	312.2	174.8	44.2	(89.3)	820.0	(a)
APCo	263.5	242.1	127.8	26.1	49.6	750.0
I&M	145.2	157.2	71.4	46.2	157.2	500.0
OPCo	270.9	165.9	126.0	81.7	(13.0)	600.0
PSO	505.1	391.5	221.2	166.1	(39.7)	750.0
SWEPCo	471.9	269.7	285.9	88.7	269.7	750.0

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC and SWEPCo’s wholly-owned subsidiary, Mutual Energy SWEPCo, LLC participate in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of September 30, 2025 and December 31, 2024 are included in Advances to Affiliates on the subsidiaries’ balance sheets. The Nonutility Money Pool participants’ activity for the nine months ended September 30, 2025 is described in the following table:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	September 30, 2025
	(in millions)
AEP Texas	$7.2	$7.1	$7.2
SWEPCo	2.4	2.1	—

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to (borrowings from) AEP as of September 30, 2025 and December 31, 2024 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct financing activities with AEP and corresponding authorized borrowing limit for the nine months ended September 30, 2025 are described in the following table:

					Borrowings		Authorized
	Maximum	Maximum	Average	Average	from AEP	Loans to	Short-term
	Borrowings	Loans	Borrowings	Loans	as of	AEP as of	Borrowing
Company	from AEP	to AEP	from AEP	to AEP	September 30, 2025	September 30, 2025	Limit (a)

	(in millions)
AEPTCo Parent	$106.6	$132.6	$17.7	$45.3	$—	$49.7	$—
SWTCo	2.0	—	1.9	—	2.0	—	50.0
Midwest Transmission Holdings	—	34.1	—	6.1	—	0.3	—

(a)    Amount represents the authorized short-term borrowing limit from FERC or state regulatory agencies not otherwise included in the utility money pool above.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Nine Months Ended September 30,
	2025	2024
Maximum Interest Rate	4.83%	5.79%
Minimum Interest Rate	4.00%	5.14%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized in the following table:

	Average Interest Rate for Funds		Average Interest Rate for Funds
	Borrowed from the Utility Money Pool		Loaned to the Utility Money Pool
	for Nine Months Ended September 30,		for Nine Months Ended September 30,
Company	2025	2024	2025	2024
AEP Texas	4.67%	5.69%	4.37%	5.48%
AEPTCo	4.65%	5.68%	4.62%	5.58%
APCo	4.67%	5.72%	4.58%	5.51%
I&M	4.69%	5.64%	4.50%	5.44%
OPCo	4.61%	5.70%	4.70%	5.49%
PSO	4.64%	5.59%	4.68%	—%
SWEPCo	4.69%	5.58%	4.55%	—%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	4.76%	4.27%	4.66%	5.79%	5.25%	5.64%
SWEPCo	4.76%	4.62%	4.69%	5.79%	5.25%	5.64%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Nine Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
September 30,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2025	4.76%	4.27%	4.76%	4.27%	4.64%	4.64%
2024	5.79%	5.25%	5.79%	5.25%	5.66%	5.63%

Short-term Debt (Applies to AEP and SWEPCo)

Outstanding short-term debt was as follows:

		September 30, 2025		December 31, 2024
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(dollars in millions)
AEP	Securitized Debt for Receivables (b)	$900.0	4.56%	$900.0	4.73%
AEP	Commercial Paper	250.0	4.30%	1,618.3	4.70%
SWEPCo	Notes Payable	7.7	6.50%	5.5	6.69%
	Total Short-term Debt	$1,157.7		$2,523.8

(a)Weighted-average rate as of September 30, 2025 and December 31, 2024, respectively.
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

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2027. As of September 30, 2025, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Accounts receivable information for AEP Credit was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	4.52%	5.50%	4.56%	5.54%
Net Uncollectible Accounts Receivable Written-Off	$10.8	$8.4	$24.7	$22.3

	September 30, 2025	December 31, 2024
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,292.8	$1,117.0
Short-term – Securitized Debt of Receivables	900.0	900.0
Delinquent Securitized Accounts Receivable	79.4	56.2
Bad Debt Reserves Related to Securitization	43.4	44.5
Unbilled Receivables Related to Securitization	319.4	335.5

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	September 30, 2025	December 31, 2024
	(in millions)
APCo	$183.0	$192.7
I&M	185.0	160.5
OPCo	490.9	470.7
PSO	202.5	111.4
SWEPCo	200.3	153.5

The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2025	2024	2025	2024

	(in millions)
APCo	$3.7	$4.0	$10.9	$12.1
I&M	4.2	4.1	11.2	12.0
OPCo	7.4	7.5	22.3	22.3
PSO	4.0	4.1	9.7	10.9
SWEPCo	4.1	4.4	11.9	13.5
The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2025	2024	2025	2024

	(in millions)
APCo	$495.4	$504.6	$1,530.0	$1,487.9
I&M	682.6	576.7	1,812.7	1,608.5
OPCo	927.8	860.0	2,523.3	2,477.2
PSO	659.6	611.5	1,466.3	1,398.1
SWEPCo	549.9	531.4	1,434.0	1,428.7

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

Consolidated Variable Interest Entities

Cost Recovery Funding (Applies to AEP)

In June 2025, Cost Recovery Funding was formed for the sole purpose of issuing and servicing securitization bonds related to plant retirement costs, deferred storm costs related to 2020, 2021, 2022 and 2023 major storms, deferred purchased power expenses, under-recovered purchased power rider costs and issuance-related expenses, including KPSC advisor expenses. Management concluded that KPCo is the primary beneficiary of Cost Recovery Funding because KPCo has the power to direct the most significant activities of the VIE and KPCo’s equity interest could potentially be significant. Therefore, KPCo is required to consolidate Cost Recovery Funding. As of September 30, 2025, $16 million of the securitized bonds was included in Long-term Debt Due Within One Year and $452 million was included in Long-term Debt on the balance sheet. Cost Recovery Funding’s securitized assets were $465 million as of September 30, 2025, which was presented separately on the face of the balance sheet.

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

The 2024 Annual Report includes a detailed discussion of AEP’s and Registrant Subsidiaries’ other consolidated VIEs.

The balances below represent the assets and liabilities of AEP’s and Registrant Subsidiaries’ consolidated VIEs. These balances include intercompany transactions that are eliminated upon consolidation.

	September 30, 2025

	Consolidated VIEs
	SWEPCo Sabine	I&M DCC Fuel	AEP Texas Restoration Funding		APCo Appalachian Consumer Rate Relief Funding		SWEPCo Storm Recovery Funding	KPCo Cost Recovery Funding		AEP Credit	Protected Cell of EIS	Transource Energy
	(in millions)
ASSETS
Current Assets	$2.0	$86.7	$12.5		$9.7		$9.1	$14.2		$1,640.7	$227.2	$63.7
Net Property, Plant and Equipment	—	152.2	—		—		—	—		—	—	633.0
Other Noncurrent Assets	92.9	76.4	104.6	(a)	86.2	(b)	315.3	465.0	(c)	10.9	0.5	6.6
Total Assets	$94.9	$315.3	$117.1		$95.9		$324.4	$479.2		$1,651.6	$227.7	$703.3

LIABILITIES AND EQUITY
Current Liabilities	$18.1	$86.5	$30.3		$30.2		$18.4	$24.1		$1,529.6	$64.7	$31.2
Noncurrent Liabilities	76.8	228.8	85.4		63.8		304.3	452.7		1.0	94.2	339.8
Equity	—	—	1.4		1.9		1.7	2.4		121.0	68.8	332.3
Total Liabilities and Equity	$94.9	$315.3	$117.1		$95.9		$324.4	$479.2		$1,651.6	$227.7	$703.3

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

Non-Consolidated Significant Variable Interests

The 2024 Annual Report includes a detailed discussion of AEP’s and Registrant Subsidiaries’ significant variable interests in non-consolidated VIEs.

Equity Method Investment in Unconsolidated Entities

Gigawatt AI (Applies to AEP)

In August 2025, AEP and Gigawatt AI, Inc. (GWAI), a recently formed privately held company, entered into a new commercial arrangement. GWAI is focused on developing AI-centric operating systems and applications that optimize utility operations and infrastructure. AEP invested $100 million for a 10% ownership interest in the common stock and received a warrant for the option to acquire an additional 5% of GWAI’s common stock for $50 million. Contingent upon GWAI’s achievement of defined performance-based milestones, AEP will invest up to an additional $100 million for up to an additional 10% of GWAI’s common stock. In connection with AEP’s equity interest, AEP was granted the right to designate one of the three members of GWAI’s board of directors, which position is currently held by an officer of AEP. All other equity interests and representation on the board of directors are held by the founders of GWAI. Accordingly, the investment represents a related-party transaction. AEP also acquired a perpetual software license for software developed by GWAI.

The $100 million equity interest is accounted for as an equity method investment due to AEP’s ability to exercise significant influence over certain GWAI policies. As of September 30, 2025, AEP’s carrying value of the investment in GWAI was $100 million, which was initially recognized at cost in Deferred Charges and Other Noncurrent Assets on the balance sheet. AEP’s proportionate share of GWAI’s earnings or losses were immaterial for the three and nine months ended September 30, 2025.

The common stock warrant meets the definition of a derivative instrument and is therefore required to be carried at fair value on a recurring basis. The fair value of the common stock warrant and AEP's acquired perpetual software license were immaterial as of September 30, 2025. GWAI’s successful development of new, substantive software functionality that can feasibly be deployed and implemented by the Registrants may give rise to an impairment trigger for other internal-use software assets in future reporting periods.

The 2024 Annual Report includes a detailed discussion of AEP’s and Registrant Subsidiaries’ other equity method investments.

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

The following is a reconciliation of the aggregate carrying amounts of ARO for AEP, PSO and SWEPCo:

Company	ARO as of December 31, 2024	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates (a)	ARO as of September 30, 2025
	(in millions)
AEP (b)(c)(d)(e)(f)(g)	$3,611.7	$127.4	$21.2	$(68.3)	$36.2	$3,728.2
PSO (b)(e)(f)(g)	121.8	5.7	19.3	(1.9)	(2.8)	142.1
SWEPCo (b)(d)(e)(f)	278.7	12.7	—	(42.4)	33.0	282.0

(a)Unless discussed above, primarily related to ash ponds, landfills and mine reclamation, generally due to changes in estimated closure area, volumes and/or unit costs.
(b)Includes ARO related to ash disposal facilities.
(c)Includes ARO related to nuclear decommissioning costs for the Cook Plant.
(d)Includes ARO related to Sabine and DHLC.
(e)Includes ARO related to asbestos removal.
(f)Includes ARO related to renewables.
(g)Includes ARO related to incurred ARO liabilities due to the acquisitions of Pixley Solar Energy Facility, Flat Ridge IV Wind Energy Facility and Flat Ridge V Wind Energy Facility. See the “Acquisitions” section of Note 6 for additional information.

16. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers

The tables below represent AEP’s reportable segment and Registrant Subsidiary revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended September 30, 2025
	VIU	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,435.8	$797.8	$—	$—	$—	$—	$2,233.6
Commercial Revenues	861.7	422.7	—	—	—	—	1,284.4
Industrial Revenues (a)	709.8	133.7	—	—	—	(0.1)	843.4
Other Retail Revenues	67.0	15.4	—	—	—	—	82.4
Total Retail Revenues	3,074.3	1,369.6	—	—	—	(0.1)	4,443.8

Wholesale and Competitive Retail Revenues:
Generation Revenues	259.6	—	—	50.5	—	—	310.1
Transmission Revenues (b)	141.3	210.0	531.3	—	—	(479.5)	403.1
Renewable Generation Revenues	—	—	—	0.1	—	—	0.1
Retail, Trading and Marketing Revenues (c)	—	—	—	648.0	—	(18.9)	629.1
Total Wholesale and Competitive Retail Revenues	400.9	210.0	531.3	698.6	—	(498.4)	1,342.4

Other Revenues from Contracts with Customers (d)	96.1	84.4	12.0	3.0	34.1	(53.7)	175.9

Total Revenues from Contracts with Customers	3,571.3	1,664.0	543.3	701.6	34.1	(552.2)	5,962.1

Other Revenues:
Alternative Revenue Programs (e)	8.6	17.6	29.8	—	—	(32.0)	24.0
Other Revenues (a) (f)	5.8	7.7	0.1	11.1	1.8	(2.2)	24.3
Total Other Revenues	14.4	25.3	29.9	11.1	1.8	(34.2)	48.3

Total Revenues	$3,585.7	$1,689.3	$573.2	$712.7	$35.9	$(586.4)	$6,010.4

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEP Transmission Holdco were $423 million. The affiliated revenues for Vertically Integrated Utilities were $56 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Generation & Marketing were $18 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Corporate and Other were $31 million. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues. Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEP Transmission Holdco were $25 million. The remaining affiliated amounts were immaterial.
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
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEP Transmission Holdco were $402 million. The affiliated revenues for Vertically Integrated Utilities were $51 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Generation & Marketing were $14 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Corporate and Other were $34 million. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(f)Generation & Marketing includes economic hedge activity.

	Three Months Ended September 30, 2025
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$243.6	$—	$438.2	$249.1	$554.2	$334.9	$296.8
Commercial Revenues	123.9	—	194.0	216.8	298.8	184.4	189.0
Industrial Revenues (a)	41.6	—	197.7	150.1	92.1	112.1	112.3
Other Retail Revenues	11.3	—	26.8	1.2	4.0	33.7	3.5
Total Retail Revenues	420.4	—	856.7	617.2	949.1	665.1	601.6

Wholesale Revenues:
Generation Revenues (b)	—	—	106.1	141.1	—	6.1	43.2
Transmission Revenues (c)	184.3	515.9	44.4	11.1	25.7	8.1	60.9
Total Wholesale Revenues	184.3	515.9	150.5	152.2	25.7	14.2	104.1

Other Revenues from Contracts with Customers (d)	10.4	12.0	42.2	35.9	74.0	13.7	15.8

Total Revenues from Contracts with Customers	615.1	527.9	1,049.4	805.3	1,048.8	693.0	721.5

Other Revenues:
Alternative Revenue Programs (e)	3.8	30.1	6.5	0.9	13.6	0.3	2.4
Other Revenues (a)	0.2	—	0.1	6.0	7.8	0.1	—
Total Other Revenues	4.0	30.1	6.6	6.9	21.4	0.4	2.4

Total Revenues	$619.1	$558.0	$1,056.0	$812.2	$1,070.2	$693.4	$723.9

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for APCo were $41 million primarily related to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEPTCo, APCo and SWEPCo were $419 million, $19 million and $28 million, respectively. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for I&M were $19 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues. Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEPTCo were $25 million. The remaining affiliated amounts were immaterial.

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
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEPTCo, APCo and SWEPCo were $399 million, $22 million and $22 million, respectively. The remaining affiliated amounts were immaterial.
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

	Nine Months Ended September 30, 2025
	VIU	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$3,817.8	$2,148.6	$—	$—	$—	$—	$5,966.4
Commercial Revenues	2,276.4	1,225.0	—	—	—	—	3,501.4
Industrial Revenues (a)	2,032.2	401.9	—	—	—	(0.6)	2,433.5
Other Retail Revenues	181.9	44.9	—	—	—	—	226.8
Total Retail Revenues	8,308.3	3,820.4	—	—	—	(0.6)	12,128.1

Wholesale and Competitive Retail Revenues:
Generation Revenues	801.9	—	—	139.8	—	—	941.7
Transmission Revenues (b)	419.4	604.4	1,751.0	—	—	(1,551.8)	1,223.0
Renewable Generation Revenues	—	—	—	0.1	—	—	0.1
Retail, Trading and Marketing Revenues (c)	—	—	—	1,808.2	(0.2)	(50.4)	1,757.6
Total Wholesale and Competitive Retail Revenues	1,221.3	604.4	1,751.0	1,948.1	(0.2)	(1,602.2)	3,922.4

Other Revenues from Contracts with Customers (d)	197.1	192.5	29.7	6.4	104.7	(148.3)	382.1

Total Revenues from Contracts with Customers	9,726.7	4,617.3	1,780.7	1,954.5	104.5	(1,751.1)	16,432.6

Other Revenues:
Alternative Revenue Programs (e)	26.4	33.5	91.1	—	—	(94.3)	56.7
Other Revenues (a) (f)	(14.4)	15.2	0.1	71.3	5.6	(6.4)	71.4
Total Other Revenues	12.0	48.7	91.2	71.3	5.6	(100.7)	128.1

Total Revenues	$9,738.7	$4,666.0	$1,871.9	$2,025.8	$110.1	$(1,851.8)	$16,560.7

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEP Transmission Holdco were $1.4 billion. The affiliated revenues for Vertically Integrated Utilities were $160 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Generation & Marketing were $50 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Corporate and Other were $86 million. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues. Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEP Transmission Holdco were $74 million. The remaining affiliated amounts were immaterial.
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
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEP Transmission Holdco were $1.2 billion. The affiliated revenues for Vertically Integrated Utilities were $133 million. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Generation & Marketing were $84 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Corporate and Other were $112 million. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.
(f)Generation & Marketing includes economic hedge activity.

	Nine Months Ended September 30, 2025
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$595.7	$—	$1,409.8	$671.3	$1,552.9	$700.6	$680.7
Commercial Revenues	357.8	—	582.5	561.5	867.3	421.5	485.1
Industrial Revenues (a)	122.8	—	599.6	440.5	279.1	273.8	305.2
Other Retail Revenues	32.3	—	83.2	3.7	12.6	80.3	8.9
Total Retail Revenues	1,108.6	—	2,675.1	1,677.0	2,711.9	1,476.2	1,479.9

Wholesale Revenues:
Generation Revenues (b)	—	—	273.6	474.4	—	11.7	147.5
Transmission Revenues (c)	533.0	1,704.1	132.1	40.1	71.4	37.9	155.2
Total Wholesale Revenues	533.0	1,704.1	405.7	514.5	71.4	49.6	302.7

Other Revenues from Contracts with Customers (d)	29.0	29.8	75.1	92.8	163.6	28.8	31.6

Total Revenues from Contracts with Customers	1,670.6	1,733.9	3,155.9	2,284.3	2,946.9	1,554.6	1,814.2

Other Revenues:
Alternative Revenue Program (e)	2.7	93.0	20.2	1.9	30.7	2.2	11.2
Other Revenues (a)	—	—	0.4	(14.6)	15.1	0.1	—
Total Other Revenues	2.7	93.0	20.6	(12.7)	45.8	2.3	11.2

Total Revenues	$1,673.3	$1,826.9	$3,176.5	$2,271.6	$2,992.7	$1,556.9	$1,825.4

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for APCo were $122 million primarily related to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEPTCo, APCo and SWEPCo were $1.4 billion, $60 million and $59 million, respectively. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for I&M were $55 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues. Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEPTCo were $73 million. The remaining affiliated amounts were immaterial.

	Nine Months Ended September 30, 2024
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$562.4	$—	$1,333.7	$664.7	$1,565.2	$647.1	$563.2
Commercial Revenues	346.2	—	571.8	465.5	838.4	398.2	413.2
Industrial Revenues (a)	103.3	—	603.5	456.4	279.4	269.9	269.8
Other Retail Revenues	28.7	—	84.3	3.8	12.9	78.2	6.6
Total Retail Revenues	1,040.6	—	2,593.3	1,590.4	2,695.9	1,393.4	1,252.8

Wholesale Revenues:
Generation Revenues (b)	—	—	235.9	305.6	—	7.0	139.9
Transmission Revenues (c)	511.3	1,450.5	138.3	30.5	71.9	33.0	136.3
Total Wholesale Revenues	511.3	1,450.5	374.2	336.1	71.9	40.0	276.2

Other Revenues from Contracts with Customers (d)	27.4	20.3	71.0	92.3	121.5	30.4	26.0

Total Revenues from Contracts with Customers	1,579.3	1,470.8	3,038.5	2,018.8	2,889.3	1,463.8	1,555.0

Other Revenues:
Alternative Revenue Programs (a) (e)	(2.1)	(15.6)	(6.6)	(0.9)	19.8	(1.8)	(4.2)
Other Revenues (a)	—	—	0.2	(22.7)	15.2	—	—
Total Other Revenues	(2.1)	(15.6)	(6.4)	(23.6)	35.0	(1.8)	(4.2)

Total Revenues	$1,577.2	$1,455.2	$3,032.1	$1,995.2	$2,924.3	$1,462.0	$1,550.8

(a)Amounts include affiliated and nonaffiliated revenues.
(b)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for APCo were $118 million primarily related to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEPTCo, APCo and SWEPCo were $1.2 billion, $65 million and $50 million, respectively. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for I&M were $59 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(e)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues.

Fixed Performance Obligations (Applies to AEP, APCo and I&M)

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of September 30, 2025. Fixed performance obligations primarily include electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrants elected to apply the exemption to not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. Due to the annual establishment of revenue requirements, transmission revenues are excluded from the table below. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2025	2026-2027	2028-2029	After 2029	Total
	(in millions)
AEP	$21.8	$144.1	$49.0	$16.1	$231.0
APCo	4.0	32.2	26.5	11.6	74.3
I&M	1.1	8.8	6.8	2.4	19.1

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have material contract assets as of September 30, 2025 and December 31, 2024.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheets in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have material contract liabilities as of September 30, 2025 and December 31, 2024.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrant Subsidiaries’ balance sheets within the Accounts Receivable - Customers line item. The Registrant Subsidiaries’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of September 30, 2025 and December 31, 2024. See “Securitized Accounts Receivable - AEP Credit” section of Note 13 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
September 30, 2025	$0.1	$143.7	$93.9	$58.2	$65.3	$19.9	$53.0
December 31, 2024	—	131.6	83.7	55.0	63.6	13.0	21.4

CONTROLS AND PROCEDURES

During the third quarter of 2025, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2025, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2025 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material legal proceedings, see “Commitments, Guarantees and Contingencies,” of Note 5 incorporated herein by reference.

Item 1A.  Risk Factors

The 2024 Annual Report includes a detailed discussion of risk factors. Some of the factors, events, and contingencies discussed below or in the 2024 Annual Report may have occurred in the past, and the disclosures below and in the 2024 Annual Report are not representations as to whether or not the factors, events, or contingencies have occurred in the past, but are provided because future occurrences of such factors, events, or contingencies could have a material adverse effect on our business, results of operations, financial condition, future net income or cash flows. Further, the risks and uncertainties described below and in the 2024 Annual Report are not the only ones we face. As of September 30, 2025, the risk factors appearing in the 2024 Annual Report are supplemental and updated as follows:

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

Federal or state laws or regulations may be adopted that could impose new or additional limits on the emissions of greenhouse gases, including, but not limited to, carbon dioxide and methane, from electric generation units using fossil fuels like coal. The potential effects of greenhouse gas emission limits on AEP's electric generation units are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of greenhouse gas emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.

AEP’s results of operations could be materially adversely affected to the extent that new federal or state laws or regulations impose any new greenhouse gas emission limits. Any future limits on greenhouse gas emissions could create substantial additional costs in the form of taxes or emissions allowances, require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities and/or could cause AEP to retire generating capacity prior to the end of its estimated useful life. Although AEP typically recovers environmental expenditures, there can be no assurance in the future that AEP can recover such costs which could reduce future net income and cash flows and possibly harm financial condition. Further, real or alleged violations of environmental regulations, including those related to climate change, could reduce future net income and cash flows and possibly harm financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On August 7, 2025, Phillip R. Ulrich, the Executive Vice President and Chief Human Resources Officer of the Company, entered into a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934. Mr. Ulrich’s Rule 10b5-1 trading plan provides for an aggregate sale of up to 8,860 shares of common stock through May 8, 2026.

During the three months ended September 30, 2025, none of the Company’s directors or other officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.  Exhibits

The documents designated with an (*) below have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof:

Exhibit	Description	Previously Filed as Exhibit to:

AEP‡ File No. 1-3525

*4(a)	Supplemental Indenture No. 7 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated September 25, 2025, establishing the terms of the Debentures	Form 8-K dated September 23, 2025, Exhibit 4(a)
AEP Texas‡ File No. 3-221643

*4(a)	Company Order and Officers’ Certificate between AEP Texas and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated September 24, 2025, establishing terms of the Notes	Form 8-K dated September 22, 2025, Exhibit 4(a)
AEPTCo‡ File No. 3-217143

*4(a)	Note Purchase Agreement, dated October 15, 2025, by and among AEP Transmission Company, LLC, the Secretary of Energy acting through the U.S. Department of Energy and the Federal Financing Bank.	Form 8-K dated October 15, 2025, Exhibit 10.1

*4(b)	Future Advance Promissory Note of AEP Transmission Company, LLC, dated October 15, 2025.	Form 8-K dated October 15, 2025, Exhibit 10.2

*10.1	Loan Guarantee Agreement, dated October 15, 2025, by and between AEP Transmission Company, LLC and the U.S. Department of Energy.	Form 8-K dated October 15, 2025, Exhibit 10.3

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

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

By: /s/ Kate Sturgess
Kate Sturgess
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)

AEP TEXAS INC.
AEP TRANSMISSION COMPANY, LLC
APPALACHIAN POWER COMPANY
INDIANA MICHIGAN POWER COMPANY
OHIO POWER COMPANY
PUBLIC SERVICE COMPANY OF OKLAHOMA
SOUTHWESTERN ELECTRIC POWER COMPANY

By: /s/ Kate Sturgess
Kate Sturgess
Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)

Date:  October 29, 2025