Form 10-Q
period 2026-03-31
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2026-05-05
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2026
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

Number of shares of common stock outstanding of the Registrants as of
May 5, 2026

American Electric Power Company, Inc.	544,104,955
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	3,680
($18 par value)

(a)100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.
NA    Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
March 31, 2026

Page
Number
Glossary of Terms	i

Forward-Looking Information	vi

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Quantitative and Qualitative Disclosures About Market Risk	33
Condensed Consolidated Financial Statements	36

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	42
Condensed Consolidated Financial Statements	44

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	50
Condensed Consolidated Financial Statements	51

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	56
Condensed Consolidated Financial Statements	59

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	65
Condensed Consolidated Financial Statements	68

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	74
Condensed Consolidated Financial Statements	77

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	82
Condensed Financial Statements	84

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	90
Condensed Consolidated Financial Statements	93

Index of Condensed Notes to Condensed Financial Statements of Registrants	99

Controls and Procedures	168

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
AEP
American Electric Power Company, Inc. (the Company), an investor-owned electric public utility holding company which includes American Electric Power Company, Inc. (Parent) and majority-owned consolidated subsidiaries and consolidated affiliates.

AEP Credit	AEP Credit, Inc., a consolidated VIE of AEP which securitizes accounts receivable and accrued utility revenues for affiliated electric utility companies.
AEP East Companies	APCo, I&M, KGPCo, KPCo, OPCo and WPCo.
AEP Energy Supply, LLC	A nonregulated holding company for AEP’s competitive generation, wholesale and retail businesses, and a wholly-owned subsidiary of AEP.
AEP OnSite Partners	A former division of AEP Energy Supply, LLC that builds, owns, operates and maintains customer solutions utilizing existing and emerging distributed technologies.
AEP Texas	AEP Texas Inc., an AEP electric utility subsidiary. AEP Texas engages in the transmission and distribution of electric power to retail customers in west, central and southern Texas.
AEP Transmission Holdco / AEPTHCo	AEP Transmission Holding Company, LLC, a subsidiary of AEP, an intermediate holding company that owns transmission operations joint ventures and AEPTCo.
AEPEP	AEP Energy Partners, Inc., a subsidiary of AEP dedicated to wholesale marketing and trading, hedging activities, asset management and commercial and industrial sales in deregulated markets.
AEPSC	American Electric Power Service Corporation, an AEP service subsidiary providing management and professional services to AEP and its subsidiaries.
AEPTCo	AEP Transmission Company, LLC, a wholly-owned subsidiary of AEP Transmission Holdco, is an intermediate holding company that owns the State Transcos.
AEPTCo Parent	AEP Transmission Company, LLC, the holding company of Midwest Transmission Holdings and the State Transcos within the AEPTCo consolidation.
AFUDC	Allowance for Funds Used During Construction.
AGR	AEP Generation Resources, Inc., a competitive AEP subsidiary in the Generation & Marketing segment.
AI	Artificial Intelligence.
ALJ	Administrative Law Judge.
AOCI	Accumulated Other Comprehensive Income.
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

APSC	Arkansas Public Service Commission.
ARO	Asset Retirement Obligations.
ASU	Accounting Standards Update.
ATM	At-the-Market.
BESS	Battery Energy Storage System.
CAA	Clean Air Act.
CAMT	Corporate Alternative Minimum Tax.
CCN	Certificate of Convenience and Necessity.
CCR	Coal Combustion Residual.
CEO	Chief Executive Officer.
CO2	Carbon dioxide and other greenhouse gases.
i

Term	Meaning

CODM	Chief Operating Decision Maker.
Cook Plant	Donald C. Cook Nuclear Plant, a two-unit, 2,296 MW nuclear plant owned by I&M.
Cost Recovery Funding
KPCo Cost Recovery Funding, LLC, a wholly-owned subsidiary of KPCo and consolidated VIE formed for the purpose of issuing and servicing securitization bonds related to plant retirement costs, deferred storm costs, deferred purchased power expenses, under-recovered purchased power rider costs and issuance-related expenses.

CPA	Capacity Purchase Agreement.
CPCN	Certificate of Public Convenience and Necessity.
CSAPR	Cross-State Air Pollution Rule.
CWIP	Construction Work in Progress.
DCC Fuel	DCC Fuel XVI, DCC Fuel XVII, DCC Fuel XVIII, DCC Fuel XIX, DCC Fuel XX, DCC Fuel XXI and DCC Fuel XXII consolidated VIEs formed for the purpose of acquiring, owning and leasing nuclear fuel to I&M.
Eastern Region	AEP’s eastern service territory includes the areas where APCo, I&M, KGPCo, KPCo, OPCo and WPCo engage in the generation, transmission and distribution of electric power to customers.
EIS	Energy Insurance Services, Inc., a nonaffiliated captive insurance company and consolidated VIE of AEP.
ELG	Effluent Limitation Guidelines.
ENEC	Expanded Net Energy Cost.
ERCOT	Electric Reliability Council of Texas regional transmission organization.
ETR	Effective Tax Rate.
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

GAAP	Generally Accepted Accounting Principles in the United States of America.
GHG	Greenhouse gas.
Gigawatt AI	Gigawatt AI Inc., an equity interest joint venture formed to build the AI-centric operating system for utilities.
G&M	Generation & Marketing.
Grid Growth Ventures	Grid Growth Ventures, LLC, a holding company formed by Transource Energy and First Energy Transmission, LLC, in 2025, which is 43.25% owned by AEP.
I&M
Indiana Michigan Power Company, an AEP electric utility subsidiary. I&M engages in the generation, transmission and distribution of electric power to retail customers in northern and eastern Indiana and southwestern Michigan.

IMTCo	AEP Indiana Michigan Transmission Company, Inc., a wholly-owned transmission subsidiary of Midwest Transmission Holdings.
IRP	Integrated Resource Plan.
IRS	Internal Revenue Service.
ITC	Investment Tax Credit.

Term	Meaning

IURC	Indiana Utility Regulatory Commission.
KGPCo	Kingsport Power Company, an AEP electric utility subsidiary. KGPCo provides electric service to retail customers in Kingsport, Tennessee and eight neighboring communities in northeastern Tennessee.
KPCo	Kentucky Power Company, an AEP electric utility subsidiary. KPCo engages in the generation, transmission and distribution of electric power to retail customers in eastern Kentucky.
KPSC	Kentucky Public Service Commission.
KWh	Kilowatt-hour.
LPSC	Louisiana Public Service Commission.
MATS	Mercury and Air Toxic Standards.
Midcontinent Grid Solutions	Midcontinent Grid Solutions, LLC, a holding company formed by Transource Energy and an affiliate of Berkshire Hathaway Energy in 2025, which is 43.25% owned by AEP.
Midwest Transmission Holdings	Midwest Transmission Holdings, LLC, a subsidiary of AEPTCo Parent that owns all of the issued and outstanding stock of IMTCo and OHTCo.
MISO	Midcontinent Independent System Operator.
Mitchell Plant	A two unit, 1,560 MW coal-fired power plant located in Moundsville, West Virginia. The plant is jointly owned by KPCo and WPCo.
MMBtu	Million British Thermal Units.
MPSC	Michigan Public Service Commission.
MTM	Mark-to-Market.
MW	Megawatt.
MWh	Megawatt-hour.
NAAQS	National Ambient Air Quality Standards.
NCWF	North Central Wind Energy Facilities, a joint PSO and SWEPCo project, which includes three Oklahoma wind facilities totaling approximately 1,484 MWs of wind generation.
Nonutility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain nonutility subsidiaries.
NOLC	Net Operating Loss Carryforward.
NOx	Nitrogen Oxide.
OCC	Corporation Commission of the State of Oklahoma.
ODEQ	Oklahoma Department of Environmental Quality.
OHTCo	AEP Ohio Transmission Company, Inc., a wholly-owned transmission subsidiary of Midwest Transmission Holdings.
OPCo	Ohio Power Company, an AEP electric utility subsidiary. OPCo engages in the transmission and distribution of electric power to retail customers in Ohio.
OPEB	Other Postretirement Benefits.
OTC	Over-the-counter.
OVEC	Ohio Valley Electric Corporation, which is 43.47% owned by AEP.
Parent	American Electric Power Company, Inc., the equity owner of AEP subsidiaries within the AEP consolidation.
PBA	Performance Based Accreditation.
PFD	Proposal for Decision.
PJM	Pennsylvania – New Jersey – Maryland regional transmission organization.
PLR	Private Letter Ruling.
PM	Particulate Matter.
PPA	Power Purchase Agreement.
PSA	Purchase and Sale Agreement.

Term	Meaning

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

UPA	Unit Power Agreement.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.

Term	Meaning

UTM	Unified Tracker Mechanism.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
VIU	Vertically Integrated Utilities.
Western Region	AEP’s western service territory includes the areas where AEP Texas, PSO and SWEPCo engage in the generation, transmission and distribution of electric power to customers.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary. WPCo provides electric service to retail customers in northern West Virginia.
WVPSC	Public Service Commission of West Virginia.
v

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements, and for the Registrants other than Parent, this report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report, but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Changes in economic conditions, electric market demand and demographic patterns in AEP’s service territory.
•	The economic impact of increased global conflicts and trade tensions, and the adoption or expansion of economic sanctions, tariffs, trade restrictions or changes in trade policy.
•	Inflationary or deflationary interest rate trends.
•	New legislation or regulations adopted in the states in which we operate or federal legislation or regulations adopted that alters the regulatory framework or that prevents the timely recovery of costs and investments.
•	Volatility and disruptions in financial markets precipitated by any cause, including fiscal and monetary policy or instability in the banking industry; particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (a) if expected sources of capital such as proceeds from the sale of tax credits and anticipated securitizations do not materialize or do not materialize at the level anticipated, and (b) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Changing demand for electricity, including large load contractual commitments.
•	The risks and uncertainties associated with wildfires, including damages caused by wildfires, the extent of each Registrant’s liability in connection with wildfires, investigations and outcomes associated with legal proceedings, demands or similar actions, inability to recover wildfire costs through insurance or through rates and the impact on financial condition and the reputation of each Registrant.
•	The impact of extreme weather conditions, natural disasters and catastrophic events such as storms, hurricanes, wildfires and drought conditions that pose significant risks including potential litigation and the inability to recover significant damages and restoration costs incurred.
•	Limitations or restrictions on the amounts and types of insurance available to cover losses that might arise in connection with natural disasters, wildfires or operations.
•	The cost of fuel and its transportation, the creditworthiness and performance of parties who supply and transport fuel and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to plan for, develop, construct, acquire, or integrate a broad range of generation and energy storage resources, as well as related transmission and distribution infrastructure, including obtaining necessary regulatory approvals, permits, and incentives; complying with cost caps and other regulatory or contractual requirements; and recovering associated costs and earning an appropriate return while meeting reliability, affordability, environmental, and customer‑service obligations.
•	The disruption of AEP’s business operations due to impacts of economic or market conditions, costs of compliance with potential government regulations, electricity usage, supply chain issues, customers, service providers, vendors and suppliers caused by natural disasters or other events.
•	Construction and development risks associated with the completion of the 2026-2030 capital investment plan, including shortages or delays in labor, materials, equipment or parts.
•	Prolonged or recurring U.S. federal government shutdowns could adversely affect AEP’s operations, regulatory approvals, financial performance and could cause volatility in the capital markets which may interrupt our access to capital.
•	New legislation, litigation or government regulation, including changes to tax laws and regulations, oversight of nuclear generation, evolving environmental standards, energy commodity trading and new or modified requirements related to emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.

•	The impact of tax legislation or associated Department of Treasury guidance, including potential changes to existing tax incentives, on capital plans, results of operations, financial condition, cash flows or credit ratings.
•	The risks before, during and after generation of electricity associated with the fuels used or the by-products and wastes of such fuels, including coal ash and SNF.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation or regulatory proceedings or investigations.
•	The ability to efficiently manage and recover operation, maintenance and development project costs.
•	Prices and demand for power generated and sold in wholesale markets.
•	Changes in technology, including new, developing, alternative or distributed sources of generation and energy storage.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.
•	The impact of changing expectations and demands of customers, regulators, investors and stakeholders, including development, adoption, and use of AI by us, our customers and our third party vendors and evolving expectations related to sustainability.
•	Customer affordability considerations may impact regulatory recovery outcomes and future rate design.
•	Changes in utility regulation, policies, methodologies for evaluating and approving load interconnection, and the allocation of costs within RTOs including ERCOT, PJM and SPP and the impacts of potential market changes within those RTOs.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in ratings impacting the cost of debt.
•	Geopolitical developments continue to create uncertainty in global energy markets and have contributed to increased volatility in fuel supply and pricing. Shifts in global market conditions and broader supply-chain pressures may influence natural gas prices, power-generation economics and customer demand patterns.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB and nuclear decommissioning trust funds and a captive insurance entity and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	The ability to successfully defend against cybersecurity threats.
•	Other risks and unforeseen events, including wars and military conflicts, the effects of terrorism (including increased security costs), embargoes, labor strikes impacting material supply chains, global information technology disruptions and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel, including senior management.
The forward-looking statements of the Registrants speak only as of the date of this report or as of the date they are made.  The Registrants expressly disclaim any obligation to update any forward-looking information, except as required by law.  For a more detailed discussion of these factors, see “Risk Factors” in Part I of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and in Part II of this report.

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

PART I.  FINANCIAL INFORMATION

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

AEP CONSOLIDATED RESULTS OF OPERATIONS

First Quarter of 2026 Compared to First Quarter of 2025

Earnings Attributable to AEP Common Shareholders increased from $800 million in 2025 to $874 million in 2026 primarily due to:
•Investment in transmission assets, which resulted in higher revenues and income.
•Favorable rate proceedings in AEP’s various jurisdictions.
•An increase in sales volume driven primarily by new data processing load added in the commercial and industrial customer classes.
•A gain related to renewable contract termination proceeds.
•A gain from the sale of a non-utility investment in land at APCo.

These increases were partially offset by:

•A decrease in sales volumes in the residential class driven by unfavorable weather.
•Unfavorable mark-to-market economic hedging activity driven by a decrease in commodity prices.
•A decrease due to a probable partial disallowance of the Pirkey Plant net book value in the SWEPCo 2025 Texas Base Rate Case.

See Results of Operations section for additional information by segment.

Non-GAAP Financial Measures

AEP reports its financial results in accordance with GAAP. AEP supplements its reporting of financial information with certain non-GAAP financial measures, such as operating earnings. The most comparable GAAP measure to operating earnings is GAAP earnings. Operating earnings, which could differ from earnings reported in accordance with GAAP, exclude certain gains and losses and other specified items, including mark-to-market adjustments from commodity hedging activities and other items as set forth in the reconciliation below, that management believes are not indicative of AEP’s ongoing performance.

This information is intended to enhance an investor’s overall understanding of period over period financial results and provide an indication of AEP’s baseline operating performance by excluding items that are considered by management to be not directly related to the ongoing operations of the business. In addition, this information is among the primary indicators management uses as a basis for evaluating performance, allocating resources, setting incentive compensation targets and planning and forecasting of future periods. These non-GAAP financial measures are not a presentation defined under GAAP and may not be comparable to other companies’ presentations. These non-GAAP measures should not be deemed more useful than, a substitute for, or an alternative to the most comparable GAAP measures.

Reconciliation of GAAP Earnings to Operating Earnings

The following tables present a reconciliation of operating earnings to the most directly comparable GAAP measure.

	Three Months Ended March 31, 2026
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
GAAP Earnings (a)	$874	$120	$183	$195	$148	$117	$15	$56
Adjustments to GAAP Earnings:
Mark-to-Market Impact of Commodity Hedging Activities (b)	26	—	—	—	7	—	—	—
Impact of WVPSC Order (c)	(35)	—	—	(29)	—	—	—	—
Pirkey Plant Disallowance (d)	31	—	—	—	—	—	—	31
Income Tax Effect of Specified Items (e)	(5)	—	—	6	(2)	—	—	(6)
Total Specified Items	17	—	—	(23)	5	—	—	25

Operating Earnings (Non-GAAP)	$891	$120	$183	$172	$153	$117	$15	$81

(a)Represents the earnings (loss) attributable to common shareholders or net income (loss) for registrants with no noncontrolling interest.
(b)Represents the mark‑to‑market impact of economic hedging activities which are excluded to align with the recognition of the underlying hedged exposures.
(c)Represents the impact of the WVPSC order related to the 2024 Modified Rate Base Cost surcharge update filing. These amounts represent the deferral of costs incurred in prior periods and are not indicative of the Company’s baseline operating performance in the current year.
(d)Represents the impact of the probable partial disallowance of the Pirkey Plant net book value in the 2025 Texas Base Rate Case. This disallowance is related to expectations related to the outcome of a pending case and is not indicative of the Company’s baseline operating performance in the current year.
(e)Tax effect is calculated using the statutory tax rate unless otherwise noted.

	Three Months Ended March 31, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
GAAP Earnings (a)	$800	$102	$211	$165	$58	$63	$28	$48
Adjustments to GAAP Earnings (b):
Mark-to-Market Impact of Commodity Hedging Activities (c)	(14)	—	—	—	26	—	—	—
Sale of AEP Onsite Partners (d)	10	—	—	—	—	—	—	—
Impact of Ohio Legislation (e)	27	—	—	—	—	27	—	—
Total Specified Items	23	—	—	—	26	27	—	—

Operating Earnings (Non-GAAP)	$823	$102	$211	$165	$84	$90	$28	$48

(a)Represents the earnings (loss) attributable to common shareholders or net income (loss) for registrants with no noncontrolling interest.
(b)Excluding tax related adjustments, all items presented in the table are tax adjusted at the statutory rate unless otherwise noted.
(c)Represents the mark‑to‑market impact of economic hedging activities which are excluded to align with the recognition of the underlying hedged exposures.
(d)Represents an adjustment to the estimated loss on sale of AEP OnSite Partners as a result of the contractual working capital true-up.
(e)Represents the estimated reduction in regulatory assets for OVEC-related purchased power costs as a result of approved legislation in Ohio.

ELECTRIC INDUSTRY TRANSFORMATION

The electric utility industry is undergoing a historic transformation, fueled by rapid commercial customer class load growth, especially from data processing and other energy-intensive operations, as well as shifting regulator and customer expectations, evolving public policies, rising stakeholder demands, demographic changes, new competitive pressures, emerging technologies, necessary reliability investments and volatile commodity markets. AEP projects growth in system peak demand across its diversified service territory, with especially strong projected growth in Indiana, Ohio, Oklahoma and Texas. To meet this accelerating demand, AEP outlined a $78 billion, five-year capital plan focused on strengthening transmission infrastructure, adding new generation resources to serve both existing customers and forecasted large load additions and continuing to enhance distribution system reliability. Throughout this investment cycle, AEP remains committed to focusing on customer affordability. AEP expects to utilize various levers to address affordability including incremental load growth, rate design, continued operation and maintenance expense efficiency and financing mechanisms such as securitizations.

AEP has advanced large load tariff proposals and tariff modifications aimed at enabling the rapid interconnection of committed large load customers while protecting existing customers from increased costs. Additionally, several AEP utility subsidiaries have made rate filings with state commissions to establish new tariffs for data centers and other large load customers. The new tariffs are designed to protect existing customers by strengthening and lengthening contract terms with large customers. These new protections include contract lengths of up to 20 years and take-or-pay contractual minimums which can require a customer to pay for as much as 80-90% of their contracted demand. In practice, these provisions reduce risks around the buildout of large load infrastructure on existing customers, promoting stability and affordability. These proposals have been filed in eight of AEP’s jurisdictions, with four already approved by state commissions. As of March 31, 2026, there were four pending proposals in Michigan, Oklahoma, Texas and Virginia. AEP is actively engaging with regulators, policymakers, RTOs, customers and suppliers to advance system reliability, resiliency and affordability across its service territory during this period of rapid transformation.

AEP continues to secure resources to support forecasted load requirements in its regulated jurisdictions including:
•The addition of 870 MWs of owned generating capacity in 2026.
•Signing agreements in 2026 to acquire 1,236 MWs in additional generation facilities.
•RFPs seeking approximately 12,700 MWs of generating capacity.
•Capacity purchase agreements to satisfy capacity reserve margins to serve customers.
•Long-term transmission construction partnership with a major U.S.-based infrastructure services company.

Customer Demand

AEP uses sales volumes by customer class as a way to measure drivers of customer demand. In 2026, AEP experienced higher customer demand, driven primarily by new data processing load added in the commercial and industrial customer classes. This growth was partially offset by weather-related impacts in the residential class, including unusually cold weather in the first quarter of 2025 and unusually warm weather in 2026. The table below shows the percentage change in sales volume by customer class.

(a)Percentage change for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Load figures are billed and accrued retail sales excluding firm wholesale load.

New Generation Resources

The growth of AEP’s regulated generation portfolio reflects the Company’s focus on meeting increasing customer demand for power while balancing cost and reliability.

Acquired Generation Facilities

In March 2026, I&M acquired the Oregon Clean Energy Center (Oregon Plant). The transaction reflects the Company’s focus on securing necessary generation to meet future customer demand. See “Acquisitions” section of Note 6 for additional information. The table below summarizes the acquisition:

Company	Plant Name	Fuel Type	Location	Acquisition Date	Net Maximum Capacity
					(in MWs)
I&M	Oregon Plant	Natural Gas	Oregon, OH	March 2026	870

Pending Natural Gas Generation

In December 2024, SWEPCo filed an application for a CCN with the APSC, LPSC and PUCT for construction of the Hallsville Natural Gas Plant (450 MWs) and the fuel conversion of Welsh Plant, Units 1 and 3 to natural gas. In the application for the CCN, SWEPCo seeks to site the Hallsville Natural Gas Plant at the location of the now-retired Pirkey Plant. In February 2026, the APSC approved both projects and regulatory proceedings in Louisiana and Texas are still underway. SWEPCo estimates the combined capital cost of these projects to be approximately $723 million and the projects would be placed in service between December 2027 and May 2028.

In September 2025, PSO filed an application with the OCC seeking regulatory approval of a new 450 MW combustion turbine configuration at its existing Northeastern facility in Oklahoma as part of a project portfolio. If approved, the combustion turbines would be projected to be online by the end of 2028.

In January 2026, the IURC issued an order approving the settlement agreement in I&M’s Indiana Expedited Generation Resource (EGR) Plan filing. This order approved the settlement agreement allowing I&M to seek expedited IURC approval of future proposed PPAs, CPAs and owned generation resources to serve I&M’s increasing customer load and to implement deferral accounting for the generation resources that are approved by the IURC through the EGR Plan process.

In February 2026, I&M entered into a PSA to acquire the Big Sandy Peaker Plant, a six-unit, 318 MW combustion turbine plant located in Kenova, West Virginia. In April 2026, I&M filed an application with the IURC seeking approval of the purchase under its EGR plan. The acquisition is expected to close in the second half of 2026.

In April 2026, I&M entered into a PSA to acquire Sycamore Riverside Energy Center (Sycamore Plant), a 918 MW natural gas and ultra-low sulfur distillate (dual-fuel)-fired generation facility located in Sullivan County, Indiana. I&M proposes to acquire the Sycamore Plant to provide capacity and energy to I&M Indiana retail and FERC wholesale customers. Also in April 2026, I&M filed an application with the IURC seeking a CPCN for acquisition and development through a PSA of the Sycamore Plant. Through the application, I&M also seeks approval of the estimated project costs, proposed ratemaking and accounting treatment, and an alternative regulatory plan. A final order from the IURC is expected in December 2026.

Significant Approved Renewable Generation Filings

AEP received regulatory approvals from various state regulatory commissions to acquire approximately 1,024 MWs of owned renewable generation facilities, totaling approximately $2.6 billion. The Financial Condition section below includes the estimated cost of these facilities in the Budgeted Capital Expenditures. In addition, AEP received regulatory approvals for 1,067 MWs of renewable PPAs. The recently enacted OBBBA legislation is not expected to affect the eligibility of these generation facilities for federal tax incentives. The following table summarizes regulatory approvals received for active renewable projects that are not yet in service as of March 31, 2026:

Company	Generation Type	Expected Commercial Operation	Owned/PPA	Generating Capacity
				(in MWs)
APCo	Solar	2026-2027	PPA	113
APCo (a)	Wind	2026	Owned	140
I&M	Solar	2026-2027	PPA	280
I&M	Wind	2026-2030	PPA	674
I&M	Solar	2028	Owned	469
PSO (b)	Wind	2026	Owned	265
PSO (b)	Solar	2027	Owned	150
Total Approved Renewable Projects				2,091

(a)APCo has one wind project under construction and one wind project was terminated in the first quarter of 2026.
(b)PSO has one wind project and one solar project under construction.

Significant Generation Requests for Proposal (RFP)

The table below includes active RFPs issued for both owned and purchased power generation. Projects selected will be subject to regulatory approval:

Company	Issuance Date	Resource Type	Projected In-Service Dates	Generating Capacity
				(in MWs)
APCo	May 2025	Owned wind, solar, co-located or stand-alone BESS	2029	800
APCo	May 2025	Purchased power from wind, solar, hydro or geothermal	2029	300
I&M (a)	September 2024	Wind, solar, dispatchable resources, BESS and emerging technology resources	2029	4,000
PSO (b)	November 2023	All-source	2027/2028	1,500
PSO	January 2026	All-source	2029	4,000
SWEPCo (c)	January 2024	Wind, solar, BESS and natural gas resources	2027/2028	2,100
Total Significant RFPs				12,700

(a)Five wind resources selected totaling 574 MWs from the 2024 RFP have already been submitted and approved by the IURC. I&M expects to file applications with the IURC for regulatory approval of additional resources from the 2024 RFP in 2026.
(b)RFP was negotiated and filed for regulatory approval in September 2025.
(c)Two self-build natural gas resources totaling 1,503 MWs were selected and filed for regulatory approval in December 2024. A draft 2026 All-source RFP totaling 3,000 MWs was issued in March 2026, and the final RFP is expected to be issued in May 2026.

Capacity Purchase Agreements

In addition to the generation projects discussed above, AEP enters into CPAs to satisfy operating companies’ capacity reserve margins to serve customers. The following table includes CPA amounts under contract as of March 31, 2026, by year, for the five-year period 2026-2030:

	I&M		PSO		SWEPCo
	Natural Gas	Wind	Natural Gas	Wind	Natural Gas	Wind
Delivery Start Year	(in MWs)
2026	—	73	460	86	150	74
2027	160	—	410	86	300	67
2028	1,000	—	438	—	472	—
2029	996	—	493	—	525	—
2030	996	—	568	—	299	—

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

The following tables summarize the completed and pending base rate case proceedings. See Note 4 - Rate Matters for additional information.

Completed Base Rate Case Proceedings

		Annual	Previously
		Base Revenue	Approved	Approved	New Rates
Company	Jurisdiction	Increase	ROE	ROE	Effective
		(in millions)
APCo/WPCo	West Virginia	$91	9.75%	9.75%	August 2025	(a)
SWEPCo	Arkansas	85	9.5%	9.65%	February 2026	(b)
KPCo	Kentucky	55	9.75%	9.75%	March 2026	(c)
OPCo	Ohio	11	9.7%	9.84%	April 2026

(a)In August 2025, in response to APCo’s and WPCo’s 2024 West Virginia Base Rate Case filing, the WVPSC originally approved a combined $76 million annual increase in base rates based upon a 9.25% ROE. In February 2026, the WVPSC issued an order on reconsideration of the 2024 West Virginia Base Rate Case, approving a revised ROE of 9.75%, resulting in a $15 million prospective annual increase in base rates, to arrive at an authorized annual increase of $91 million effective February 2026.
(b)See “2025 Arkansas Base Rate Case” section of Note 4 in the 2025 Annual Report for additional information.
(c)In March 2026, KPCo filed a request with the KPSC seeking rehearing on the vegetation management finding in the base case order in addition to certain other denied costs. In April 2026, the KPSC issued an order approving KPCo’s request for rehearing and set a procedural schedule for submitting information requests.

Pending Base Rate Case Proceedings

			Annual
		Filing	Base Revenue	Requested
Company	Jurisdiction	Date	Increase Request	ROE
			(in millions)
SWEPCo	Texas	October 2025	$95	10.75%
PSO	Oklahoma	January 2026	299	10.5%

Other Significant Regulatory Matters

2025 UTM Filing

In October 2025, AEP Texas submitted its first filing with the PUCT seeking recovery of eligible costs through the UTM. In March 2026, a Texas ALJ issued a PFD recommending partial disallowance of the requested amounts. In April 2026, AEP Texas filed responses reflective of the legislative intent of Texas House Bill 5247 (2025). The impact of the final decision, and any potential retroactive impacts, as authorized by the PUCT, will be reflected in AEP Texas’ financial statements in the period in which a final decision is issued. A decision is expected in the second quarter of 2026.

In March 2026, AEP Texas began billing interim rates subject to refund as part of the UTM filing. If the PUCT issues a ruling that differs from AEP Texas’ position, a refund or billing credit could be required. Investments included in the UTM and the existing capital tracker filings remain subject to prudency review in the utility’s next base rate review before the PUCT. AEP Texas deferred approximately $80 million of eligible costs in the UTM through March 31, 2026 as a regulatory asset. If any of these deferred costs are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

2026 West Virginia Orders

In March 2026, the WVPSC issued a financing order approving APCo’s and WPCo’s (the Companies) proposed securitization for a maximum of $2.6 billion. See “2025 West Virginia Securitization Filing” section of Note 4 for additional information.

In April 2026, the WVPSC issued an order conditionally approving an annual Inflation-Based Rate Adjustment to current base rates of 4% for residential and commercial customers and 2.5% for industrial customers, provided that the Companies: (a) agree with proceeding with securitization, unless otherwise ordered by the WVPSC, (b) agree that the April 2026 Notice of Intent to file a 2026 West Virginia base rate case will be withdrawn and (c) agree that a new base rate case will not be filed prior to July 1, 2027. In April 2026, the Companies agreed to the terms of the Inflation-Based Rate Adjustment described above and filed revised tariff sheets reflecting a $40 million combined annual increase to base rates effective June 1, 2026.

In April 2026, the WVPSC issued an order that adjudicated the Companies’ 2024 MRBC surcharge update filing. This order affirms previously approved MRBC revenue requirements and allows the Companies to perform a final true-up to recover past MRBC costs that were not reflected in MRBC surcharge rates in a timely manner during the four-year existence of the surcharge. The WVPSC order increased APCo’s and WPCo’s first quarter 2026 pretax net income by $29 million and $6 million, respectively. See “West Virginia Modified Rate Base Cost (MRBC) Surcharge Update Filing” section of Note 4 for additional information.

2025 Virginia Securitization Filing

In November 2025, the Virginia SCC issued a financing order approving securitization of the requested $1.4 billion of Virginia jurisdictional costs. In accordance with Virginia statutory requirements and the financing order, the issuance of the securitization bonds is subject to final review by the Virginia SCC after bond pricing. APCo expects to proceed with the securitization bond issuance process and to complete the securitization process in the first half of 2026, subject to market conditions. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition. See “2025 Virginia Securitization Filing” section of Note 4 for additional information.

Indiana Earnings Test

In February 2026, I&M submitted its FAC filing and earnings test evaluation for the period ended November 2025. I&M proposed an over-earnings credit to customers for the earnings test period ending November 2025 of $53 million based on requested modifications to jurisdictional cost allocations to more accurately reflect I&M’s cost to serve Indiana retail customers. In April 2026, I&M and an intervening party submitted a settlement agreement recommending that the IURC approve I&M’s proposed modifications to jurisdictional cost allocations and proposed over-earnings credit of $53 million for the earnings test period ending November 2025. A hearing will be held in May 2026 and an IURC order is expected in the second quarter of 2026. An IURC order approving I&M’s proposed jurisdictional cost allocation modifications as included in the settlement agreement would increase future net income and cash flows and impact financial condition. See “Indiana Earnings Test” section of Note 4 for additional information.

Federal Tax Legislation

On February 18, 2026, the Department of Treasury and the IRS issued additional interim guidance on the application of CAMT, Notice 2026-7. This guidance allows taxpayers to deduct certain tax-deductible repairs when determining adjusted financial statement income for CAMT purposes. This guidance is expected to result in a reduction to applicable Registrants’ prior and future CAMT liabilities. The Company continues to evaluate the impact of the interim guidance.

Additional significant guidance from the Department of Treasury and the IRS is expected on the tax provisions in recently enacted legislation. AEP will continue to monitor any issued guidance and evaluate the impact on AEP’s future net income, cash flows and financial condition.

Fuel Cell Agreement

In January 2026, an unregulated AEP subsidiary entered into an agreement to acquire solid oxide fuel cells for approximately $2.65 billion to develop a fuel cell generation facility near Cheyenne, Wyoming. The subsidiary also entered into a 20-year offtake agreement with an investment-grade customer for 100% of the facility’s output. The offtake arrangement is subject to certain conditions that AEP expects to be satisfied by the second quarter of 2026. If these conditions are not met, AEP will receive financial compensation for all capital and costs incurred.

Grid Growth Ventures Investment (Applies to AEP)

In 2026, Transource Energy executed agreements to form Grid Growth Ventures, LLC (Grid Growth Ventures) with First Energy Transmission, LLC to participate in PJM’s 2025 Regional Transmission Expansion Plan (RTEP) competitive process. In February 2026, PJM selected the projects proposed by Grid Growth Ventures to address forecasted reliability and load growth requirements. The RTEP projects awarded by PJM were estimated to cost approximately $1.2 billion and AEP’s share of this investment was estimated to be $600 million. The RTEP projects awarded by PJM will be developed, owned and operated by Grid Ohio Growth EHV Holdings, LLC and Grid Growth Ventures Ohio, LLC, subsidiaries of Grid Growth Ventures.

In March 2026, subsidiaries of Grid Growth Ventures, Grid Growth Ohio EHV, LLC and Grid Growth Ohio, LLC, submitted to the FERC a request for acceptance of formula rates for each company, consisting of a formula rate template and implementation protocols, effective May 2026. The filing also requested approval of Federal Power Act Section 219 transmission incentive rate treatments for the projects awarded by PJM to the Grid Growth Ventures subsidiaries. The requested incentive rate treatments include: (a) recovery of abandonment costs if the projects are cancelled for reasons beyond Grid Growth Ventures’ control, (b) inclusion of CWIP in rates while the projects are in development, (c) use of hypothetical cap structure of 40% debt and 60% equity until the earlier of either December 31, 2032 or the date all of the projects are in service, after which Grid Growth Ventures will use its actual capital structure and (d) regulatory asset treatment for pre-commercial costs including carrying charges. The filing also proposed depreciation rates, requested a base ROE of 10.8% for both companies and requested authorization to replicate the formula rate and rate incentive treatments for any subsidiaries of Grid Growth Ventures. FERC approval of the filing is pending.

Midcontinent Grid Solutions Investment (Applies to AEP)

In 2025, Transource Energy and an affiliate of Berkshire Hathaway Energy formed Midcontinent Grid Solutions, LLC to participate in MISO’s 2024 Regional Transmission Expansion Plan competitive process. In January 2026, MISO selected the upgrades proposed by Midcontinent Grid Solutions to address forecasted reliability and load growth requirements. The projects awarded by MISO were estimated to cost approximately $1.2 billion and AEP’s share of this investment was estimated to be $500 million. The projects awarded by MISO will be developed, owned and operated by Midcontinent Grid Solutions Wisconsin, LLC (MGS Wisconsin), a subsidiary of Midcontinent Grid Solutions, LLC.

In September 2025, the FERC issued an order accepting the formula rates requested by Midcontinent Grid Solutions, LLC’s subsidiary, Midcontinent Grid Solutions Iowa, LLC (MGS Iowa), granting its requested effective date of July 2025 and the following: (a) regulatory asset treatment for pre-commercial and formation costs with carrying charges, (b) a hypothetical capital structure of 60% equity and 40% debt through the date of the company’s first transmission project being placed in service, (c) conditional approval of a 50-basis point ROE adder due to participation in an RTO, effective upon the date on which operational control transitions to MISO, and (d) authorization of the company’s request to replicate its formula rate and related treatments for future subsidiaries in MISO. FERC also accepted MGS Iowa’s proposed use of a 9.98% base ROE, the MISO regional base ROE effective at the time of the FERC order, and the depreciation rates proposed by the company.

As an affiliate of MGS Iowa, MGS Wisconsin is authorized to replicate MGS Iowa’s FERC-approved formula rate. This request was filed in April 2026 and included an additional incentive for the recovery of abandonment costs if the projects are cancelled for reasons beyond MGS Wisconsin’s control.

NOLCs in Retail Jurisdictions - IRS PLRs

AEP’s utility subsidiaries have made rate filings with state commissions to transition to stand-alone treatment of NOLCs in retail ratemaking. In April 2024, supportive PLRs for certain retail jurisdictions were received from the IRS, effective March 2024. The PLRs concluded NOLCs on a stand-alone ratemaking basis should be included in rate base and in the computation of Excess ADIT regulatory liabilities to be refunded to customers. As of March 31, 2026, there were four jurisdictions awaiting approval and two jurisdictions that have been approved but are subject to refund in their status of transitioning to stand-alone treatment of NOLCs in retail ratemaking. Beginning in the second quarter of 2024 and continuing until the NOLC revenue requirement is in rates, AEP is recognizing additional regulatory assets related to revenue requirement amounts to be collected from customers. As of March 31, 2026, AEP had NOLC regulatory assets of $103 million, of which $87 million are classified as pending final regulatory approval and $16 million are classified as approved for recovery.

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

Claims for Indemnification Made by Owners of the Gavin Power Station

AEP sold the Gavin Power Station to Gavin Power LLC and Lighthouse Generation LLC in 2017. Pursuant to the PSA for that transaction, AEP maintained responsibility to complete closure of the 300 acre unlined fly ash reservoir (FAR) pond in accordance with the closure plan approved by the Ohio Environmental Protection Agency and to indemnify the purchasers for that work. In November 2022, the Federal EPA made several assertions related to the CCR Rule (see “CCR Rule” section below for additional information), including an assertion that the closure of the FAR is noncompliant with the CCR Rule in multiple respects. The owners of the Gavin Power Station have notified AEP that they believe they are entitled to indemnification for any damages that may result from these claims. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the PSA. See “Claims for Indemnifications Made by Owners of the Gavin Power Station” section of Note 5 for additional information.

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

Impact of Environmental Compliance on the Generating Fleet

The rules and environmental control requirements discussed below will have a material impact on AEP’s operations.  As of March 31, 2026, AEP owned generating capacity of approximately 26,300 MWs, of which approximately 10,200 MWs were coal-fired.   In April 2024, the Federal EPA announced four major new rules directed at fossil-fuel electric generation facilities. Management continues to evaluate the impacts of these rules on the plans for the future of AEP’s generating fleet, in particular, the economic feasibility of making the requisite environmental investments in AEP’s fossil generation fleet. AEP continues to refine the cost estimates of complying with these rules to identify the best alternative for promoting compliance with all of the rules while meeting AEP’s obligations to provide reliable and affordable electricity.

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

The Federal EPA disapproved portions of the Texas regional haze SIP and finalized a FIP that allows participation in the CSAPR ozone season program to satisfy the NOX regional haze obligations for electric generating units in Texas. Additionally, the Federal EPA finalized an intrastate SO2 emissions trading program based on CSAPR allowance allocations. Environmental groups filed challenges to these various rulemakings in district courts in the Fifth Circuit and the District of Columbia Circuit. Management cannot predict the outcome of that litigation, although management supports the intrastate trading program as a compliance alternative to source-specific controls and intervened in the Fifth Circuit litigation in support of the Federal EPA. In July 2024, the U.S. District Court for the District of Columbia Circuit entered a consent decree setting deadlines for the Federal EPA to rule on Regional Haze SIPs for 32 states, including Texas. In September 2024, the Federal EPA signed a proposed rule to partially approve and partially disapprove the Texas SIP revision. In May 2025, the Federal EPA proposed to withdraw the prior proposed rule, including the proposed partial disapproval of the Texas SIP revision, and instead proposed to approve the Texas Regional Haze SIP. In December 2025, the Federal EPA finalized its approval of the Texas and Oklahoma SIPs. The Federal EPA has recently approved Regional Haze SIP submissions for Ohio and West Virginia, both of which have been appealed by environmental groups. In February 2026, the Federal EPA proposed to approve the Regional Haze SIP for Oklahoma’s second implementation period. Management will continue to monitor the rulemakings and litigation and cannot predict the outcome.

New Source Performance Standards

In January 2026, the Federal EPA finalized revisions to the New Source Performance Standards for stationary combustion turbine units that commenced construction, modification, or reconstruction after December 13, 2024. The new standards for NOX require a level of performance equivalent to the application of selective catalytic reduction for large, high-utilization natural gas-fired turbines, but establish various levels of combustion controls as the best system of emission reductions for smaller and lower-utilization turbines. The rule does not change the SO2 limits applicable to combustion turbines. Management is evaluating the implications of the rule on new combustion turbine projects. Several environmental groups have challenged the rule and in April 2026, AEP and other utilities moved to intervene in support of the Federal EPA in that litigation.

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

Twenty-seven states, numerous companies, trade associations and others challenged the rule. AEP has joined with several other utilities to challenge the rule and has asked the court to stay the rule during the litigation, and the appeals have been consolidated. The court stayed the litigation pending rulemaking by the Federal EPA. In June 2025, the Federal EPA proposed to repeal the GHG emissions standards for fossil-fueled fired electric generating units because GHG emissions from power plants do not significantly contribute to air pollution that may endanger public health or the environment. As an alternative, the Federal EPA proposed to eliminate GHG standards for existing coal and gas units and to keep only certain emission limits applicable to new sources. These proposals have not been finalized. In February 2026, the Federal EPA repealed the 2009 findings of contribution and endangerment for light-duty, medium-duty and heavy-duty vehicles and engines, which determined that GHG emissions from motor vehicles endanger public health and welfare. The Federal EPA also repealed the GHG standards for these vehicle and engine categories as part of that rulemaking. The 2009 Endangerment Finding is the basis of the Federal EPA’s authority to regulate GHG emissions under the Clean Air Act. Management is evaluating the Federal EPA’s proposed repeal of the 2009 motor vehicle Endangerment Finding and its impact on the Federal EPA’s authority to regulate GHG emissions from electric generators. Management cannot predict the outcome of the current litigation or the Federal EPA’s proposed action related to the GHG rule or its recent repeal of the Endangerment Finding related to emissions from fossil-fuel fired sources or any litigation that may result. More stringent rules directed at the fossil-fuel fired electric utility industry could force AEP to close additional coal-fired generation facilities earlier than their estimated useful life, if those rules remain in place. If AEP is unable to recover the costs of its investments, it would reduce future net income and cash flows and impact financial condition.

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

MATS Rule

In April 2024, the Federal EPA issued a revised MATS rule for power plants, which includes a more stringent standard for emissions of filterable PM for coal-fired electric generating units, as well as a new mercury standard for lignite-fired electric generating units. The rule also requires the installation and operation of continuous emissions monitors for PM. Several states and other parties have challenged the rule in the United States Court of Appeals for the District of Columbia Circuit, but management cannot predict the outcome of the litigation. The litigation is being held in abeyance. In February 2026, the Federal EPA finalized its repeal of the 2024 MATS rule, and the rule’s requirements reverted to the 2012 MATS rule emission standards. That repeal has been challenged by various groups. Management will continue to monitor the litigation but does not anticipate any challenges complying with the standards in the now-repealed 2024 rule should its repeal be reversed by the court.

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

In January 2022, the Federal EPA made public statements in the context of a deadline extension request submitted by the Gavin Power Station suggesting more stringent closure requirements for CCR units. See “Claims for Indemnification Made by Owners of the Gavin Power Station” above for additional information. In April 2022, a petition was filed with the District of Columbia Circuit Court of Appeals, arguing that the Federal EPA could not enforce these new purported requirements without proper rulemaking. In June 2024, the District of Columbia Circuit Court dismissed these petitions, finding the statements were not amendments to existing regulations and thus the court lacked jurisdiction.

In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). That rule has been challenged in the District of Columbia Circuit Court. In the second quarter of 2024, AEP evaluated the applicability of the rule to current and former plant sites and recorded a $674 million increase in ARO, based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the Legacy CCR Rule. In March 2025, the Federal EPA announced plans to make changes to the CCR Rule and to work with states to implement future CCR requirements. As a result, the litigation challenging the 2024 Legacy Rule is being held in abeyance. In November 2025, the Federal EPA proposed to extend by three years the compliance deadline applicable to certain facilities operating pursuant to alternative closure deadlines for unlined surface impoundments greater than 40 acres. In February 2026, the Federal EPA finalized a rule that provides additional time to meet facility evaluation requirements for identifying CCR management units and to comply with groundwater monitoring provisions. Additionally, this rule makes conforming changes to the remaining CCR management units compliance deadlines. In April 2026, the Federal EPA proposed revisions to the CCR Rule that would rescind requirements for CCR management units, revise requirements for beneficial use of CCR materials, allow expanded reliance on state-approved and other regulatory closures of legacy units, and introduce a new, permit-based, site-specific compliance pathway. The proposal is expected to be finalized by the end of 2026. Management is evaluating the proposal and intends to participate in the rulemaking process.

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

In April 2024, the Federal EPA finalized further revisions to the ELG rule that establish a zero liquid discharge standard for FGD wastewater, bottom ash transport water, and managed combustion residual leachate, as well as more stringent discharge limits for unmanaged combustion residual leachate. The revised rule provides a new compliance alternative that would eliminate the need to install zero liquid discharge systems for facilities that comply with the 2020 rule’s control technology requirements and have committed by December 31, 2025 to retire by 2034. Management is evaluating the compliance alternatives in the rule, taking into consideration the requirements of the other new rules and their combined impacts to operations. Several appeals have been filed with various federal courts challenging the 2024 ELG rule. SWEPCo also challenged the rule by filing a joint appeal with a utility trade association in which AEP participates. The litigation challenging the ELG Rule is being held in abeyance while the new administration evaluates the rule and the Federal EPA has subsequently announced plans to reconsider the standards and deadlines established by the 2024 ELG rule. Management cannot predict the outcome of the rulemaking and litigation.

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

For generating facilities retired or planned for retirement in advance of the retirement date currently authorized for ratemaking purposes, with related accelerated depreciation regulatory assets pending regulatory approval, the table below summarizes the net book value and related regulatory asset balances recorded as of March 31, 2026:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset		Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)						(in millions)
PSO	Northeastern Plant, Unit 3	$53	$247		2026		(c)	$13
SWEPCo	Pirkey Plant	—	76	(d)	2023		(e)	—
SWEPCo	Welsh Plant, Units 1 and 3	249	235		2028	(f)	(g)	43

(a)Net book value, including CWIP, excluding cost of removal and materials and supplies.
(b)These amounts represent the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040. In April 2025, PSO and the ODEQ finalized a second amended regional haze agreement that would allow continued operation of the Northeastern Plant, Unit 3, on natural gas, through May 31, 2041. This agreement is contingent upon approval by the Federal EPA in the form of a revised SIP, which the ODEQ has submitted. In anticipation of approval from the Federal EPA, PSO began operating Northeastern Plant, Unit 3 on natural gas in January 2026.
(d)Represents Texas jurisdictional share.
(e)SWEPCo requested recovery of the Texas jurisdictional share of the remaining net book value of the Pirkey Plant in its 2025 Texas Base Rate Case. See the “Regulated Generating Unit that has been Retired and Related Fuel Operations” section of Note 4 for additional information. In January 2026, the FERC issued an order providing recovery of the Pirkey Plant based on blended recovery periods determined by all SWEPCo jurisdictions including Texas.
(f)In November 2020, management announced it will cease using coal at the Welsh Plant in 2028. In December 2024, SWEPCo filed an application for a CCN with the APSC, LPSC and PUCT to convert Welsh Plant, Units 1 and 3 to natural gas in 2028 and 2027, respectively. In February 2026, the APSC issued an order approving the application for a CCN.
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

The following discussion of AEP’s results of operations by segment provides a comparison of Earnings (Loss) Attributable to AEP Common Shareholders for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. For AEP’s Vertically Integrated Utilities and Transmission and Distribution Utilities segments and Registrant Subsidiaries within these segments, the results include revenues from rate rider mechanisms designed to recover fuel, purchased power and other recoverable expenses such that the revenues and expenses associated with these items generally offset and do not affect Earnings Attributable to AEP Common Shareholders. For additional information regarding the financial results for the three months ended March 31, 2026 and 2025, see the discussions of Results of Operations by Registrant Subsidiary.

A detailed discussion of AEP’s 2025 results of operations by segment can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the 2025 Annual Report.

The following table presents Earnings Attributable to AEP Common Shareholders by segment:

	Three Months Ended
	March 31,
	2026	2025
	(in millions)
Vertically Integrated Utilities	$462	$324
Transmission and Distribution Utilities	237	165
AEP Transmission Holdco	209	235
Generation & Marketing	75	102
Corporate and Other	(109)	(26)
Earnings Attributable to AEP Common Shareholders	$874	$800

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

VERTICALLY INTEGRATED UTILITIES

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended March 31,
	2026	2025
	(in millions of KWhs)
Retail:
Residential	8,873	9,404
Commercial	6,827	5,896
Industrial	7,998	8,101
Miscellaneous	534	533
Total Retail	24,232	23,934

Wholesale (a)	3,545	4,791

Total KWhs	27,777	28,725

(a)Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended March 31,
	2026	2025
	(in degree days)
Eastern Region
Actual – Heating	1,575	1,617
Normal – Heating	1,566	1,567

Actual – Cooling	19	8
Normal – Cooling	5	4

Western Region
Actual – Heating	630	945
Normal – Heating	877	869

Actual – Cooling	121	59
Normal – Cooling	35	33

Vertically Integrated Utilities
Reconciliation of 2025 to 2026 Earnings Attributable to AEP Common Shareholders
(in millions)

Three Months Ended March 31,
2025 Earnings Attributable to AEP Common Shareholders	$324

Changes in Revenues:
Retail Revenues	183
Off-system Sales	82
Transmission Revenues	39
Other Revenues	(2)
Total Change in Revenues	302

Changes in Expenses and Other:
Other Operation and Maintenance	(133)
Asset Impairments and Other Related Charges	(31)
Depreciation and Amortization	(44)
Taxes Other Than Income Taxes	(10)
Other Income	(1)
Allowance for Equity Funds Used During Construction	7
Interest Expense	(45)
Total Change in Expenses and Other	(257)

Income Tax Benefit	93

2026 Earnings Attributable to AEP Common Shareholders	$462

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $183 million primarily due to the following:
•A $191 million increase in base case and rider revenues.
•A $50 million increase in weather-normalized revenues primarily in the commercial and industrial classes, partially offset by a decrease in the residential class.
These increases were partially offset by:
•A $56 million decrease in fuel revenues primarily due to decreases at APCo and SWEPCo, partially offset by an increase at I&M.
•A $21 million decrease in weather-related usage primarily in the residential class driven by a 14% decrease in heating degree days primarily in the Western Region.
•Off-system Sales increased $82 million primarily due to Rockport Plant, Unit 2 merchant sales during Winter Storm Fern in January 2026, partially offset by economic hedging activity at I&M.
•Transmission Revenues increased $39 million primarily due to continued transmission investment.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Other Operation and Maintenance expenses increased $133 million primarily due to the following:
•A $34 million increase in transmission and distribution vegetation management expenses.
•A $33 million increase in generation expenses due to non-outage maintenance, nuclear and renewable energy.
•A $31 million increase in PJM and SPP transmission expenses.
•A $17 million increase in distribution-related expenses driven by system improvements, reliability programs, meters and transformers, customer driven third-party work and amortization of storm-related regulatory assets.

•A $13 million increase in employee-related costs.
•A $13 million increase in storm expenses.
These increases were partially offset by:
•A $23 million gain from the sale of a non-utility investment in land at APCo.
•Asset Impairments and Other Related Charges increased $31 million due to a probable partial disallowance of the Pirkey Plant net book value in the 2025 Texas Base Rate Case at SWEPCo.
•Depreciation and Amortization expenses increased $44 million primarily due to the following:
•A $33 million increase due to a higher depreciable base at I&M, PSO and SWEPCo.
•A $27 million increase at APCo primarily due to the cumulative regulatory deferral true-up for the impact of CAMT expense incurred related to IRS Notice 2026-07 allowing tax repair deductions in the calculation of CAMT.
These increases were partially offset by:
•A $24 million decrease at APCo due to an April 2026 order approving a final true-up to recover past MRBC costs that were not reflected in MRBC surcharge rates in a timely manner.
•Taxes Other Than Income Taxes increased $10 million primarily due to the following:
•A $6 million increase at APCo due to higher business and occupation taxes.
•A $5 million increase at PSO due to property taxes on acquired generation facilities.
•Allowance for Equity Funds Used During Construction increased $7 million primarily due to a higher AFUDC base at SWEPCo.
•Interest Expense increased $45 million primarily due to higher long-term debt balances.
•Income Tax Benefit increased $93 million primarily due to the following:
•A $72 million increase due to an increase in PTCs.
•A $27 million increase due to the cumulative true-up of CAMT related to IRS Notice 2026-07 allowing tax repair deductions in the calculation of CAMT.
These increases were partially offset by:
•A $9 million decrease due to an increase in pretax book income.

TRANSMISSION AND DISTRIBUTION UTILITIES

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2026	2025
	(in millions of KWhs)
Retail:
Residential	6,532	7,011
Commercial	12,777	9,588
Industrial	6,872	6,756
Miscellaneous	166	172
Total Retail (a)	26,347	23,527

Wholesale (b)	643	667

Total KWhs	26,990	24,194

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended March 31,
	2026	2025
	(in degree days)
Eastern Region
Actual – Heating	1,864	1,907
Normal – Heating	1,819	1,820

Actual – Cooling	12	6
Normal – Cooling	3	2

Western Region
Actual – Heating	143	292
Normal – Heating	211	204

Actual – Cooling	224	161
Normal – Cooling	116	112

Transmission and Distribution Utilities
Reconciliation of 2025 to 2026 Earnings Attributable to AEP Common Shareholders
(in millions)

Three Months Ended March 31,
2025 Earnings Attributable to AEP Common Shareholders	$165

Changes in Revenues:
Retail Revenues	33
Off-system Sales	25
Transmission Revenues	20
Other Revenues	4
Total Change in Revenues	82

Changes in Expenses and Other:
Purchased Electricity for Resale	(4)
Purchased Electricity from AEP Affiliates	(4)
Other Operation and Maintenance	(3)
Depreciation and Amortization	(14)
Taxes Other Than Income Taxes	5
Other Income	(1)
Allowance for Equity Funds Used During Construction	6
Non-Service Cost Components of Net Periodic Benefit Cost	5
Interest Expense	7
Total Change in Expenses and Other	(3)

Income Tax Expense	(6)
Equity Earnings of Unconsolidated Subsidiary	(1)

2026 Earnings Attributable to AEP Common Shareholders	$237

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $33 million primarily due to the following:
•A $51 million increase due to higher prices for purchased power to serve OPCo’s SSO customers.
•A $14 million increase in weather-normalized revenues primarily in the residential class in Ohio.
These increases were partially offset by:
•A $28 million decrease in weather-related usage primarily due to a 51% decrease in heating degree days in Texas and a 2% decrease in heating degree days in Ohio.
•Off-system Sales increased $25 million primarily due to increased sales of OVEC purchased power driven by higher market prices.
•Transmission Revenues increased $20 million primarily due to increased transmission investments in Ohio and Texas.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale increased $4 million primarily due to the following:
•A $51 million increase in recoverable auction purchases to serve SSO customers in Ohio.
This increase was partially offset by:
•A $35 million decrease due to the prior year reduction in regulatory assets for OVEC-related purchased power costs that were no longer probable of recovery due to approved legislation in Ohio in May 2025.
•A $9 million decrease due to the elimination of an OVEC-related regulatory mechanism in August 2025 as a result of approved legislation in Ohio in May 2025.

•A $5 million decrease in OVEC purchased power costs.
•Depreciation and Amortization expenses increased $14 million primarily due to the deferral of income tax benefit from Excess ADIT credits to be refunded to customers as approved in the 2025 Ohio base rate case.
•Taxes Other Than Income Taxes decreased $5 million primarily due to a decrease in property taxes in Ohio.
•Allowance for Equity Funds Used During Construction increased $6 million primarily due to a higher AFUDC base in Texas.
•Non-Service Cost Components of Net Periodic Benefit Cost expenses decreased $5 million primarily due to the deferral of pension settlement expense approved in the 2025 base rate case.
•Interest Expense decreased $7 million primarily due to the following:
•A $12 million decrease due to the deferral of eligible costs related to the UTM in Texas.
This decrease was partially offset by:
•A $6 million increase primarily due to higher long-term debt balances in Texas.
•Income Tax Expense increased $6 million primarily due to the following:
•A $16 million increase due to an increase in pretax book income.
This increase was partially offset by:
•A $9 million decrease from Excess ADIT credits to be refunded to customers as approved in the 2025 Ohio base rate case.

AEP TRANSMISSION HOLDCO
Summary of Investment in Transmission Assets for AEP Transmission Holdco

	March 31,
	2026	2025
	(in millions)
Plant in Service	$18,015	$16,121
Construction Work in Progress	2,167	2,342
Accumulated Depreciation and Amortization	2,055	1,715
Total Transmission Property, Net	$18,127	$16,748

AEP Transmission Holdco
Reconciliation of 2025 to 2026
Earnings Attributable to AEP Members from AEP Transmission Holdco
(in millions)

Three Months Ended March 31,
2025 Earnings Attributable to AEP Members from AEP Transmission Holdco	$235

Changes in Transmission Revenues:
Transmission Revenues	56
Total Change in Transmission Revenues	56

Changes in Expenses and Other:
Other Operation and Maintenance	(16)
Depreciation and Amortization	(15)
Taxes Other Than Income Taxes	(15)
Interest and Investment Income	2
Interest Expense	(12)
Total Change in Expenses and Other	(56)

Equity Earnings of Unconsolidated Subsidiaries	1
Net Income Attributable to Noncontrolling Interests	(27)

2026 Earnings Attributable to AEP Members from AEP Transmission Holdco	$209

The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $56 million primarily due to continued transmission investment.

Expenses and Other and Net Income Attributable to Noncontrolling Interests changed between years as follows:

•Other Operation and Maintenance expenses increased $16 million primarily due to an increase in employee-related costs, vegetation management expenses and other miscellaneous expenses.
•Depreciation and Amortization expenses increased $15 million primarily due to a higher depreciable base.
•Taxes Other than Income Taxes increased $15 million due to higher property taxes driven by higher transmission investment.
•Interest Expense increased $12 million primarily due to higher long-term debt balances and interest rates.
•Net Income Attributable to Noncontrolling Interests increased $27 million primarily due to the Midwest Transmission Holdings noncontrolling interest transaction that closed in June 2025.

GENERATION & MARKETING

Reconciliation of 2025 to 2026 Earnings Attributable to AEP Common Shareholders
(in millions)

Three Months Ended March 31,
2025 Earnings Attributable to AEP Common Shareholders	$102

Changes in Revenues:
Retail, Trading and Marketing	174
Merchant Generation	9
Other Revenues	22
Total Change in Revenues	205

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(271)
Other Operation and Maintenance	21
Depreciation and Amortization	(1)
Interest and Investment Income	5
Non-Service Cost Components of Net Periodic Benefit Cost	(1)
Interest Expense	1
Total Change in Expenses and Other	(246)

Income Tax Expense	14

2026 Earnings Attributable to AEP Common Shareholders	$75

The major components of the increase in Revenues were as follows:

•Retail, Trading and Marketing increased $174 million primarily due to higher market prices in 2026, partially offset by reduced MTM hedging gains.
•Merchant Generation increased $9 million primarily due to higher realized prices in 2026.
•Other Revenues increased $22 million primarily due to continued progress on projects in 2026.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $271 million primarily due to an increase in energy costs in 2026.
•Other Operation and Maintenance expenses decreased $21 million primarily due to renewable contract restructuring and termination proceeds in 2026.
•Interest and Investment Income increased $5 million primarily due to an increase in interest due to higher advances to affiliates.
•Income Tax Expense decreased $14 million primarily due to a decrease in pretax book income.

CORPORATE AND OTHER

First Quarter of 2026 Compared to First Quarter of 2025

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $26 million in 2025 to a loss of $109 million in 2026 primarily due to:

•A $20 million decrease in Income Tax Benefit primarily due to a $32 million decrease in PTCs, partially offset by a $12 million increase due to a decrease in pretax book income.
•A $19 million increase in interest expense primarily due to higher long-term debt balances.
•A $13 million decrease in earnings from equity method investments.
•An $11 million decrease in the recognition of deferred revenues on completed contracts.
•A $6 million decrease at EIS primarily due to increased reserves.
These decreases in earnings were partially offset by:
•An $8 million increase in interest income primarily due to higher advances to affiliates.

AEP CONSOLIDATED INCOME TAXES

First Quarter of 2026 Compared to First Quarter of 2025

Income Tax Expense decreased $81 million primarily due to:
•A $41 million decrease due to an increase in PTCs.
•A $27 million decrease due to the cumulative true-up of CAMT related to IRS Notice 2026-07 allowing tax repair deductions in the calculation of CAMT.
•A $10 million decrease due to unfavorable adjustments in 2025.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	March 31, 2026		December 31, 2025
	(dollars in millions)
Long-term Debt, including amounts due within one year	$49,554	58.9%	$47,322	58.4%
Short-term Debt	1,555	1.9	1,508	1.9
Total Debt	51,109	60.8	48,830	60.3
AEP Common Equity	31,808	37.8	31,138	38.4
Noncontrolling Interests	1,170	1.4	1,080	1.3
Total Debt and Equity Capitalization	$84,087	100.0%	$81,048	100.0%

AEP’s ratio of debt-to-total capital increased from 60.3% to 60.8% as of December 31, 2025 and March 31, 2026, respectively, primarily due to an increase in long-term debt to support AEP’s capital investment plan in addition to working capital needs.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity for the next twelve months and for the foreseeable future.  As of March 31, 2026, AEP had $6 billion of revolving credit facilities to support its commercial paper program.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, long-term asset securitizations, leasing agreements, hybrid securities or common stock. AEP and its utilities finance its operations with commercial paper and other variable rate instruments that are subject to fluctuations in interest rates. To the extent that there is an increase in interest rates, it could reduce future net income and cash flows and impact financial condition. In addition, market volatility and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments. As of March 31, 2026, available liquidity was approximately $5.7 billion as illustrated in the table below:

		Amount	Maturity (a)
Commercial Paper:		(in millions)
	Revolving Credit Facility	$5,000	March 2029
	Revolving Credit Facility	1,000	March 2027
Cash and Cash Equivalents		306
Total Liquidity Sources		6,306
Less:	AEP Commercial Paper Outstanding	651
Net Available Liquidity		$5,655

a)In April 2026, AEP increased its $5 billion Revolving Credit Facility to $6.5 billion and extended the maturity date from March 2029 to April 2031. Also, in April 2026, AEP increased its $1 billion Revolving Credit Facility to $1.5 billion and extended the maturity date from March 2027 to April 2029.

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during the first three months of 2026 was $2.0 billion.  The weighted-average interest rate for AEP’s commercial paper for the three months ended March 31, 2026 was 3.87%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $450 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of March 31, 2026 was $404 million with maturities ranging from April 2026 to March 2027.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2027. As of March 31, 2026, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of March 31, 2026, this contractually defined percentage was 55.5%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $100 million, would cause an event of default under these credit agreements.  This condition also applies, at the more restrictive level of $50 million of debt outstanding, in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

ATM Program

In November 2025, AEP filed a prospectus supplement under which it may sell up to $3.5 billion of its common stock through an ATM program. In the first quarter of 2026, 2 million shares of common stock were issued for $264 million in net proceeds. In addition to these issuances and sales of shares of common stock, AEP also may use the ATM program to enter into forward sale agreements.

See “Forward Equity Agreements” section of Note 12 for additional information regarding shares issued or expected to be issued under forward sale agreements.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.95 per share in April 2026. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 12 for additional information.

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

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$268	$246
Net Cash Flows from Operating Activities	1,519	1,450
Net Cash Flows Used for Investing Activities	(3,569)	(2,102)
Net Cash Flows from Financing Activities	2,121	698
Net Increase in Cash, Cash Equivalents and Restricted Cash	71	46
Cash, Cash Equivalents and Restricted Cash at End of Period	$339	$292

Operating Activities

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net Income	$903	$802
Non-Cash Adjustments to Net Income (a)	1,056	941
Mark-to-Market of Risk Management Contracts	100	(15)
Property Taxes	(108)	(88)
Deferred Fuel Over/Under-Recovery, Net	(122)	(75)
Change in Other Noncurrent Assets	(351)	(131)
Change in Other Noncurrent Liabilities	433	142
Change in Certain Components of Working Capital	(392)	(126)
Net Cash Flows from Operating Activities	$1,519	$1,450

(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Deferred Income Taxes, Asset Impairments and Other Related Charges and AFUDC.

Net Cash Flows from Operating Activities increased by $69 million primarily due to the following:
•A $216 million increase in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.
•A $115 million increase in cash due to changes in risk management contract collateral positions.
•A $71 million increase in cash from Change in Other Noncurrent Assets and Change in Other Noncurrent Liabilities. This increase is primarily due to changes in regulatory assets and liabilities driven by timing differences in collections from and refunds to customers under rate rider mechanisms, including storm restoration expenses incurred in several jurisdictions, as well as an increase in customer security deposits.
These increases in cash were partially offset by:
•A $266 million decrease in cash from the Change in Certain Components of Working Capital primarily due to an increase in fuel, material and supplies driven by higher coal inventory on hand, the timing of accounts receivable collections, decreased margin deposits driven by decreases in power prices and changes in income tax accruals and tax credits. These decreases in cash were partially offset by the timing of accounts payable and employee-related benefits.

Investing Activities

	Three Months Ended March 31,
	2026	2025
	(in millions)
Construction Expenditures	$(2,830)	$(2,100)
Acquisitions of Generation Facilities	(965)	—
Acquisitions of Nuclear Fuel	(13)	(36)
Other	239	34
Net Cash Flows Used for Investing Activities	$(3,569)	$(2,102)

Net Cash Flows Used for Investing Activities increased by $1.5 billion primarily due to the following:
•A $965 million increase due to the acquisition of the Oregon Clean Energy Center. See “Acquisitions” section of Note 6 for additional information.
•A $730 million increase in Construction Expenditures primarily due to increases in Transmission and Distribution Utilities of $357 million, Vertically Integrated Utilities of $258 million and Corporate and Other of $117 million.

Financing Activities

	Three Months Ended March 31,
	2026	2025
	(in millions)
Issuance of Common Stock	$358	$75
Issuance/Retirement of Debt, Net	2,275	1,155
Principal Payments for Finance Lease Obligations	(24)	(13)
Dividends Paid on Common Stock	(520)	(500)
Other	32	(19)
Net Cash Flows from Financing Activities	$2,121	$698

Net Cash Flows from Financing Activities increased by $1.4 billion primarily due to the following:
•A $2.3 billion increase in issuances of long-term debt. See Note 12 - Financing Activities for additional information.
•A $283 million increase in issuances of common stock primarily under AEP’s ATM Program. See Note 12 - Financing Activities for additional information.
These increases in cash were partially offset by:
•A $775 million decrease due to changes in short-term debt.
•A $449 million increase in retirements of long-term debt. See Note 12 - Financing Activities for additional information.

See the “Financing Activities Subsequent Events” section of Note 12 for Long-term debt and other securities issued, retired and principal payments made after March 31, 2026 through May 5, 2026, the date that the first quarter Form 10-Q was filed.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $12.8 billion of capital expenditures in 2026.  For the four-year period, 2027 through 2030, management forecasts capital expenditures of $65.1 billion. Management’s forecasted capital expenditures reflect planned investments for transmission infrastructure and new generation resources to support existing customers and forecasted large load increases and continued improvements in distribution system reliability.

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

The 2026-2030 estimated capital expenditures by Business Segment are as follows:

Segment	2026-2030 Budgeted Capital Expenditures
(in millions)
Vertically Integrated Utilities	$40,879
Transmission and Distribution Utilities	22,537
AEP Transmission Holdco	12,855
Generation & Marketing	111
Corporate and Other	1,555
Total	$77,937

SIGNIFICANT CASH REQUIREMENTS

A summary of significant cash requirements is included in the 2025 Annual Report and has not changed significantly from year-end other than the debt issuances and retirements discussed in the “Cash Flow” section above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES AND ACCOUNTING STANDARDS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Annual Report for a discussion of the estimates and judgments required for regulatory accounting, revenue recognition, derivative instruments, the valuation of long-lived assets, the accounting for pension and other postretirement benefits and asset retirement obligations.

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

Management employs risk management contracts including physical forward and financial forward purchase-and-sale contracts.  Management engages in risk management of power, capacity, coal, natural gas and, to a lesser extent, heating oil, gasoline and other commodity contracts to manage the risk associated with the energy business.  As a result, AEP is subject to price risk.  The amount of risk taken is determined by the Commercial Operations, Energy Supply and Finance groups in accordance with established risk management policies as approved by the Finance Committee of the AEP Board.  AEPSC’s market risk oversight staff independently monitor risk policies, procedures and risk levels and provide members of the Regulated Risk Committee and the Energy Supply Risk Committee (Competitive Risk Committee) various reports regarding compliance with policies, limits and procedures.  The Regulated Risk Committee consists of AEPSC’s Chief Financial Officer, Executive Vice President and Chief Commercial Officer, Senior Vice President and Treasurer, Senior Vice President of Regulated Commercial Operations, President AEP Transmission, and Senior Vice President Finance. The Competitive Risk Committee consists of AEPSC’s Chief Financial Officer, Executive Vice President and Chief Commercial Officer, Senior Vice President and Treasurer, and Senior Vice President of Competitive Commercial Operations.  If commercial activities result in predetermined limits being exceeded, positions are modified to reduce the risk to be within the limits unless specifically approved by the respective committee.

The following table summarizes the reasons for changes in total MTM value as compared to December 31, 2025:

MTM Derivative Contract Net Assets (Liabilities)

Three Months Ended March 31, 2026

	Vertically Integrated Utilities	Transmission and Distribution Utilities	Generation & Marketing	Total
	(in millions)
Total MTM Risk Management Contracts - Commodity Net Assets (Liabilities) as of December 31, 2025	$143	$(33)	$208	$318
(Gain) Loss from Contracts Realized/Settled During the Period and Entered in a Prior Period	(160)	1	(24)	(183)
Fair Value of New Contracts at Inception When Entered During the Period (a)	—	—	10	10
Changes in Fair Value Due to Market Fluctuations During the Period (b)	(7)	—	7	—
Changes in Fair Value Allocated to Regulated Jurisdictions (c)	33	3	—	36
Total MTM Risk Management Contracts - Commodity Net Assets (Liabilities) as of March 31, 2026	$9	$(29)	$201	$181
Commodity Cash Flow Hedge Contracts				79
Fair Value Hedge Contracts				(32)
Collateral Deposits				(44)
Total MTM Derivative Contract Net Assets as of March 31, 2026				$184

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

See Note 9 – Derivatives and Hedging and Note 10 – Fair Value Measurements for additional information related to risk management contracts.  The following table and discussion provide information on credit risk and market volatility risk.

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

AEP has risk management contracts (including non-derivative contracts) with numerous counterparties. Since open risk management contracts are valued based on changes in market prices of the related commodities, exposures change daily. As of March 31, 2026, credit exposure net of collateral to sub-investment grade counterparties was approximately 6.3%, expressed in terms of net MTM assets, net receivables and the net open positions for contracts not subject to MTM (representing economic risk even though there may not be risk of accounting loss).

As of March 31, 2026, the following table approximates AEP’s counterparty credit quality and exposure based on netting across commodities, instruments and legal entities where applicable:

Counterparty Credit Quality	Exposure Before Credit Collateral	Credit Collateral	Net Exposure	Number of Counterparties >10% of Net Exposure	Net Exposure of Counterparties >10%
	(in millions, except number of counterparties)
Investment Grade	$604	$42	$562	4	$365
Split Rating	10	10	—	1	—
Non-investment Grade	—	—	—	—	—
No External Ratings:
Internal Investment Grade	22	—	22	2	17
Internal Non-investment Grade	97	57	40	2	31
Total as of March 31, 2026	$733	$109	$624

All exposure in the table above relates to AEPSC and AEPEP, as AEPSC serves as agent for, and transacts on behalf of, certain AEP subsidiaries, including the Registrant Subsidiaries, while AEPEP serves as agent for, and transacts on behalf of, other AEP subsidiaries.

In addition, AEP is exposed to credit risk related to participation in RTOs. For each of the RTOs in which AEP participates, this risk is generally determined based on the proportionate share of member gross activity over a specified period of time.

Value at Risk (VaR) Associated with Risk Management Contracts

Management uses a risk measurement model to calculate VaR and measure AEP’s commodity price risk in the risk management portfolio. The VaR is based on the variance-covariance method using historical prices to estimate volatilities and correlations and assumes a 95% confidence level and a one-day holding period. Based on this VaR analysis, as of March 31, 2026, a near term typical change in commodity prices is not expected to materially impact net income, cash flows or financial condition.

Management calculates the VaR for both a trading and non-trading portfolio. The trading portfolio consists primarily of contracts related to energy trading and marketing activities, while the non-trading portfolio consists primarily of economic hedges of generation and retail supply activities. For the three months ended March 31, 2026, and twelve months ended December 31, 2025, the market risks measured by VaR for both trading and non-trading portfolios were immaterial.

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

Interest Rate Risk

AEP is exposed to interest rate market fluctuations in the normal course of business operations. After several increases in rates during 2022 and 2023, the Federal Reserve authorized rate cuts in 2024 and 2025, resulting in a 3.50%-3.75% target range as of December 31, 2025. There have been no changes in rates during the first quarter of 2026. AEP has outstanding short- and long-term debt which is subject to variable rates. AEP manages interest rate risk by limiting variable-rate exposures to a percentage of total debt, by entering into interest rate derivative instruments and by monitoring the effects of market changes on interest rates. For the three months ended March 31, 2026 and 2025, a 100 basis point change in the benchmark rate on AEP’s variable rate debt would impact pretax interest expense annually by $36 million and $43 million, respectively.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2026 and 2025
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES
Vertically Integrated Utilities	$3,365	$3,086
Transmission and Distribution Utilities	1,594	1,515
Generation & Marketing	931	730
Other Revenues	130	132
TOTAL REVENUES	6,020	5,463

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	2,118	1,853
Other Operation	750	752
Maintenance	411	319
Asset Impairments and Other Related Charges	31	—
Depreciation and Amortization	907	833
Taxes Other Than Income Taxes	443	422
TOTAL EXPENSES	4,660	4,179

OPERATING INCOME	1,360	1,284

Other Income (Expense):
Other Income	6	8
Allowance for Equity Funds Used During Construction	70	57
Non-Service Cost Components of Net Periodic Benefit Cost	38	35
Interest Expense	(552)	(495)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	922	889

Income Tax Expense	44	125
Equity Earnings of Unconsolidated Subsidiaries	25	38

NET INCOME	903	802

Net Income Attributable to Noncontrolling Interests	29	2

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$874	$800

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	542,079,269	533,391,487

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.61	$1.50

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	547,054,104	534,663,493

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1.60	$1.50

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$903	$802

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $(4) and $6 in 2026 and 2025, Respectively	(15)	23
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 in 2026 and 2025, Respectively	1	1

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(14)	24

TOTAL COMPREHENSIVE INCOME	889	826

Total Comprehensive Income Attributable To Noncontrolling Interests	29	2

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$860	$824

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2024	534	$3,472	$9,606	$13,869		$(3)	$42	$26,986

Issuance of Common Stock	1	7	68					75
Common Stock Dividends				(500)	(a)		(1)	(501)
Other Changes in Equity			(22)					(22)
Net Income				800			2	802
Other Comprehensive Income						24		24
TOTAL EQUITY – MARCH 31, 2025	535	$3,479	$9,652	$14,169		$21	$43	$27,364

TOTAL EQUITY – DECEMBER 31, 2025	542	$3,523	$12,138	$15,441		$36	$1,080	$32,218

Issuance of Common Stock	3	21	337					358
Capital Contributions from Noncontrolling Interest							96	96
Common Stock Dividends				(520)	(b)			(520)
Dividends Paid to Noncontrolling Interest							(35)	(35)
Other Changes in Equity			(28)					(28)
Net Income				874			29	903
Other Comprehensive Loss						(14)		(14)
TOTAL EQUITY – MARCH 31, 2026	545	$3,544	$12,447	$15,795		$22	$1,170	$32,978
(a)    Cash dividends declared per AEP common share were $0.93.
(b)    Cash dividends declared per AEP common share were $0.95.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$306	$197
Restricted Cash (March 31, 2026 and December 31, 2025 Amounts Include $33 and $71, Respectively, Related to Restoration Funding, Appalachian Consumer Rate Relief Funding, Storm Recovery Funding and Cost Recovery Funding)	33	71
Other Temporary Investments (March 31, 2026 and December 31, 2025 Amounts Include $202 and $209, Respectively, Related to EIS)	210	220
Accounts Receivable:
Customers	1,338	1,166
Accrued Unbilled Revenues	349	421
Pledged Accounts Receivable – AEP Credit	1,288	1,272
Miscellaneous	53	60
Allowance for Credit Losses	(58)	(52)
Total Accounts Receivable	2,970	2,867
Fuel	567	576
Materials and Supplies	1,098	1,046
Risk Management Assets	246	352
Accrued Tax Benefits	214	85
Regulatory Asset for Under-Recovered Fuel Costs	594	426
Prepayments and Other Current Assets	385	212
TOTAL CURRENT ASSETS	6,623	6,052

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	28,879	28,388
Transmission	43,093	42,557
Distribution	33,902	33,364
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	9,119	8,635
Construction Work in Progress	8,314	7,635
Total Property, Plant and Equipment	123,307	120,579
Accumulated Depreciation and Amortization	28,453	28,205
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	94,854	92,374

OTHER NONCURRENT ASSETS
Regulatory Assets	5,070	4,804
Securitized Assets	912	933
Spent Nuclear Fuel and Decommissioning Trusts	4,803	4,916
Goodwill	53	53
Long-term Risk Management Assets	233	265
Operating Lease Assets	650	661
Deferred Charges and Other Noncurrent Assets	4,578	4,402
TOTAL OTHER NONCURRENT ASSETS	16,299	16,034

TOTAL ASSETS	$117,776	$114,460

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2026 and December 31, 2025
(in millions, except per-share and share amounts)
(Unaudited)

			March 31,	December 31,
			2026	2025
CURRENT LIABILITIES
Accounts Payable			$3,148	$3,429
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			900	900
Other Short-term Debt			655	608
Total Short-term Debt			1,555	1,508
Long-term Debt Due Within One Year (March 31, 2026 and December 31, 2025 Amounts Include $200 and $207, Respectively, Related to DCC Fuel, Restoration Funding, Appalachian Consumer Rate Relief Funding, Storm Recovery Funding, Transource Energy and Cost Recovery Funding)			2,704	3,194
Risk Management Liabilities			130	132
Customer Deposits			521	507
Accrued Taxes			1,888	2,002
Accrued Interest			629	544
Obligations Under Operating Leases			95	100
Other Current Liabilities			1,924	1,898
TOTAL CURRENT LIABILITIES			12,594	13,314

NONCURRENT LIABILITIES
Long-term Debt (March 31, 2026 and December 31, 2025 Amounts Include $1,246 and $1,294, Respectively, Related to DCC Fuel, Restoration Funding, Appalachian Consumer Rate Relief Funding, Storm Recovery Funding, Transource Energy and Cost Recovery Funding)			46,850	44,128
Long-term Risk Management Liabilities			165	178
Deferred Income Taxes			11,249	10,951
Regulatory Liabilities and Deferred Investment Tax Credits			8,230	8,362
Asset Retirement Obligations			3,607	3,556
Employee Benefits and Pension Obligations			245	232
Obligations Under Operating Leases			572	578
Deferred Credits and Other Noncurrent Liabilities			1,235	905
TOTAL NONCURRENT LIABILITIES			72,153	68,890

TOTAL LIABILITIES			84,747	82,204

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

Contingently Redeemable Performance Share Awards			51	38

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2026	2025
Shares Authorized	600,000,000	600,000,000
Shares Issued	545,159,912	542,048,288
(1,186,815 Shares were Held in Treasury as of March 31, 2026 and December 31, 2025, Respectively)			3,544	3,523
Paid-in Capital			12,447	12,138
Retained Earnings			15,795	15,441
Accumulated Other Comprehensive Income (Loss)			22	36
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			31,808	31,138

Noncontrolling Interests			1,170	1,080

TOTAL EQUITY			32,978	32,218

TOTAL LIABILITIES AND EQUITY			$117,776	$114,460

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net Income	$903	$802
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	907	833
Deferred Income Taxes	188	165
Asset Impairments and Other Related Charges	31	—
Allowance for Equity Funds Used During Construction	(70)	(57)
Mark-to-Market of Risk Management Contracts	100	(15)
Property Taxes	(108)	(88)
Deferred Fuel Over/Under-Recovery, Net	(122)	(75)
Change in Other Noncurrent Assets	(351)	(131)
Change in Other Noncurrent Liabilities	433	142
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(36)	(2)
Fuel, Materials and Supplies	(39)	139
Accounts Payable	108	6
Accrued Taxes, Net	(244)	(153)
Other Current Assets	(115)	(23)
Other Current Liabilities	(66)	(93)
Net Cash Flows from Operating Activities	1,519	1,450

INVESTING ACTIVITIES
Construction Expenditures	(2,830)	(2,100)
Purchases of Investment Securities	(575)	(603)
Sales of Investment Securities	555	587
Acquisitions of Generation Facilities	(965)	—
Acquisitions of Nuclear Fuel	(13)	(36)
Contribution in Aid of Construction Advances	260	55
Other Investing Activities	(1)	(5)
Net Cash Flows Used for Investing Activities	(3,569)	(2,102)

FINANCING ACTIVITIES
Capital Contribution from Noncontrolling Interest	96	—
Issuance of Common Stock	358	75
Issuance of Long-term Debt	2,906	562
Issuance of Short-term Debt with Original Maturities greater than 90 Days	—	320
Change in Short-term Debt with Original Maturities less than 90 Days, Net	47	752
Retirement of Long-term Debt	(678)	(229)
Redemption of Short-term Debt with Original Maturities Greater than 90 Days	—	(250)
Principal Payments for Finance Lease Obligations	(24)	(13)
Dividends Paid on Common Stock	(520)	(500)
Dividends Paid to Noncontrolling Interest	(35)	(1)
Other Financing Activities	(29)	(18)
Net Cash Flows from Financing Activities	2,121	698

Net Increase in Cash, Cash Equivalents and Restricted Cash	71	46
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	268	246
Cash, Cash Equivalents and Restricted Cash at End of Period	$339	$292

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AEP TEXAS INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2026	2025
	(in millions of KWhs)
Retail:
Residential	2,531	2,916
Commercial	5,058	4,099
Industrial	3,494	3,370
Miscellaneous	138	144
Total Retail	11,221	10,529

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2026	2025
	(in degree days)
Actual – Heating	143	292
Normal – Heating	211	204

Actual – Cooling	224	161
Normal – Cooling	116	112

AEP Texas Inc. and Subsidiaries
Reconciliation of 2025 to 2026
Net Income
(in millions)

Three Months Ended March 31,
2025 Net Income	$102

Changes in Revenues:
Retail Revenues	(19)
Transmission Revenues	13
Other Revenues	7
Total Change in Revenues	1

Changes in Expenses and Other:
Other Operation and Maintenance	4
Depreciation and Amortization	4
Taxes Other Than Income Taxes	2
Allowance for Equity Funds Used During Construction	7
Interest Expense	7
Total Change in Expenses and Other	24

Income Tax Expense	(7)

2026 Net Income	$120

The major components of the increase in Revenues were as follows:

•Retail Revenues decreased $19 million primarily due to the following:
•A $13 million decrease in weather-related usage primarily due to a 51% decrease in heating degree days.
•A $9 million decrease in rider revenues.
•Transmission Revenues increased $13 million primarily due to increased transmission investments.
•Other Revenues increased $7 million primarily due to the taxable portion of payments received from customers for large interconnection projects.

Expenses and Other and Income Tax Expense changed between years as follows:

•Allowance for Equity Funds Used During Construction increased $7 million primarily due to a higher AFUDC base.
•Interest Expense decreased $7 million primarily due to the following:
•A $12 million decrease due to the deferral of eligible costs related to the UTM.
This decrease was partially offset by:
•A $6 million increase primarily due to higher long-term debt balances.
•Income Tax Expense increased $7 million primarily due to an increase in pretax book income.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES
Electric Transmission and Distribution	$513	$520
Sales to AEP Affiliates	2	1
Other Revenues	9	2
TOTAL REVENUES	524	523

EXPENSES
Other Operation	162	166
Maintenance	24	24
Depreciation and Amortization	105	109
Taxes Other Than Income Taxes	45	47
TOTAL EXPENSES	336	346

OPERATING INCOME	188	177

Other Income (Expense):
Allowance for Equity Funds Used During Construction	19	12
Non-Service Cost Components of Net Periodic Benefit Cost	6	6
Interest Expense	(66)	(73)

INCOME BEFORE INCOME TAX EXPENSE	147	122

Income Tax Expense	27	20

NET INCOME	$120	$102

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$120	$102

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 in 2026 and 2025, Respectively	—	(1)

TOTAL COMPREHENSIVE INCOME	$120	$101

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$2,093	$2,795	$(3)	$4,885

Net Income		102		102
Other Comprehensive Loss			(1)	(1)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2025	$2,093	$2,897	$(4)	$4,986

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2025	$2,546	$3,283	$(3)	$5,826

Net Income		120		120
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2026	$2,546	$3,403	$(3)	$5,946

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT ASSETS
Restricted Cash (March 31, 2026 and December 31, 2025 Amounts Include $6 and $14, Respectively, Related to Restoration Funding)	$6	$14
Advances to Affiliates	112	7
Accounts Receivable:
Customers	268	189
Affiliated Companies	19	15
Accrued Unbilled Revenues	103	101
Total Accounts Receivable	390	305
Materials and Supplies	189	168
Prepayments and Other Current Assets	22	15
TOTAL CURRENT ASSETS	719	509

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	8,257	8,229
Distribution	7,010	6,835
Other Property, Plant and Equipment	1,257	1,239
Construction Work in Progress	2,045	1,766
Total Property, Plant and Equipment	18,569	18,069
Accumulated Depreciation and Amortization	2,241	2,205
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	16,328	15,864

OTHER NONCURRENT ASSETS
Regulatory Assets	441	402
Securitized Assets (March 31, 2026 and December 31, 2025 Amounts Include $88 and $94, Respectively, Related to Restoration Funding)	88	94
Operating Lease Assets	50	52
Deferred Charges and Other Noncurrent Assets	247	154
TOTAL OTHER NONCURRENT ASSETS	826	702

TOTAL ASSETS	$17,873	$17,075

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2026 and December 31, 2025
(in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT LIABILITIES
Advances from Affiliates	$—	$188
Accounts Payable:
General	560	652
Affiliated Companies	31	60
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2026 and December 31, 2025 Amounts Include $25 and $25, Respectively, Related to Restoration Funding)	75	75
Accrued Taxes	162	118
Accrued Interest	120	64
Security Deposits	91	87
Contribution in Aid of Construction Advances	185	67
Obligations Under Operating Leases	14	14
Other Current Liabilities	77	93
TOTAL CURRENT LIABILITIES	1,315	1,418

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (March 31, 2026 and December 31, 2025 Amounts Include $65 and $78, Respectively, Related to Restoration Funding)	7,669	6,941
Deferred Income Taxes	1,481	1,430
Regulatory Liabilities and Deferred Investment Tax Credits	1,260	1,286
Obligations Under Operating Leases	39	40
Deferred Credits and Other Noncurrent Liabilities	163	134
TOTAL NONCURRENT LIABILITIES	10,612	9,831

TOTAL LIABILITIES	11,927	11,249

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	2,546	2,546
Retained Earnings	3,403	3,283
Accumulated Other Comprehensive Income (Loss)	(3)	(3)
TOTAL COMMON SHAREHOLDER’S EQUITY	5,946	5,826

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$17,873	$17,075

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net Income	$120	$102
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	105	109
Deferred Income Taxes	44	13
Allowance for Equity Funds Used During Construction	(19)	(12)
Property Taxes	(100)	(95)
Change in Other Noncurrent Assets	(57)	(6)
Change in Other Noncurrent Liabilities	33	(1)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(35)	(10)
Materials and Supplies	(21)	14
Accounts Payable	47	(7)
Accrued Taxes, Net	44	48
Other Current Assets	(6)	2
Other Current Liabilities	36	24
Net Cash Flows from Operating Activities	191	181

INVESTING ACTIVITIES
Construction Expenditures	(761)	(450)
Change in Advances to Affiliates, Net	(105)	—
Contribution in Aid of Construction Advances	127	14
Other Investing Activities	—	(2)
Net Cash Flows Used for Investing Activities	(739)	(438)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	741	400
Change in Advances from Affiliates, Net	(188)	(141)
Retirement of Long-term Debt – Nonaffiliated	(12)	(12)
Principal Payments for Finance Lease Obligations	(2)	(2)
Other Financing Activities	1	2
Net Cash Flows from Financing Activities	540	247

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(8)	(10)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	14	24
Cash, Cash Equivalents and Restricted Cash at End of Period	$6	$14

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$7	$25
Construction Expenditures Included in Current Liabilities as of March 31,	337	196
Contributions in Aid of Construction Advances Included in Current Assets as of March 31,	50	—

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of March 31,
	2026	2025
	(in millions)
Plant In Service	$17,464	$15,715
Construction Work in Progress	1,991	2,088
Accumulated Depreciation and Amortization	2,000	1,666
Total Transmission Property, Net	$17,455	$16,137

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of 2025 to 2026
Earnings Attributable to AEP Member
(in millions)

Three Months Ended March 31,
2025 Earnings Attributable to AEP Member	$211

Changes in Transmission Revenues:
Transmission Revenues	51
Total Change in Transmission Revenues	51

Changes in Expenses and Other:
Other Operation and Maintenance	(17)
Depreciation and Amortization	(14)
Taxes Other Than Income Taxes	(14)
Interest Income	2
Interest Expense	(10)
Total Change in Expenses and Other	(53)

Income Tax Expense	1
Net Income Attributable to Noncontrolling Interest	(27)

2026 Earnings Attributable to AEP Member	$183
The major components of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:
•Transmission Revenues increased $51 million primarily due to increased transmission investments.

Expenses and Other and Net Income Attributable to Noncontrolling Interest changed between years as follows:

•Other Operation and Maintenance expenses increased $17 million primarily due to an increase in employee-related costs, vegetation management expenses and other miscellaneous expenses.
•Depreciation and Amortization expenses increased $14 million primarily due to a higher depreciable base.
•Taxes Other than Income Taxes increased $14 million primarily due to higher property taxes driven by higher transmission investments.
•Interest Expense increased $10 million primarily due to higher long-term debt balances and interest rates.
•Net Income Attributable to Noncontrolling Interest increased $27 million due to the Midwest Transmission Holdings noncontrolling interest transaction that closed in June 2025.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES
Transmission Revenues	$110	$106
Sales to AEP Affiliates	470	430
Provision for Refund – Affiliated	(2)	(7)
Provision for Refund – Nonaffiliated	—	(2)
TOTAL REVENUES	578	527

EXPENSES
Other Operation	41	29
Maintenance	10	5
Depreciation and Amortization	128	114
Taxes Other Than Income Taxes	88	74
TOTAL EXPENSES	267	222

OPERATING INCOME	311	305

Other Income (Expense):
Interest Income – Affiliated	2	—
Allowance for Equity Funds Used During Construction	22	22
Interest Expense	(65)	(55)

INCOME BEFORE INCOME TAX EXPENSE	270	272

Income Tax Expense	60	61

NET INCOME	210	211

Net Income Attributable to Noncontrolling Interest	27	—

EARNINGS ATTRIBUTABLE TO AEP MEMBER	$183	$211

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2024	$3,101	$3,850	$—	$6,951

Capital Contribution from AEP Member	32			32
Dividends Paid to AEP Member		(42)		(42)
Net Income		211		211
TOTAL MEMBER'S EQUITY – MARCH 31, 2025	$3,133	$4,019	$—	$7,152

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2025	$4,962	$1,651	$1,030	$7,643

Capital Contribution from AEP Member	233			233
Capital Contribution from Noncontrolling Interest			96	96
Dividends Paid to Noncontrolling Interest			(33)	(33)
Net Income		183	27	210
TOTAL MEMBER'S EQUITY – MARCH 31, 2026	$5,195	$1,834	$1,120	$8,149

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT ASSETS
Advances to Affiliates	$372	$71
Accounts Receivable:
Customers	76	94
Affiliated Companies	178	153
Miscellaneous	1	—
Total Accounts Receivable	255	247
Prepayments and Other Current Assets	8	4
TOTAL CURRENT ASSETS	635	322

TRANSMISSION PROPERTY
Transmission Property	16,885	16,542
Other Property, Plant and Equipment	579	571
Construction Work in Progress	1,991	2,005
Total Transmission Property	19,455	19,118
Accumulated Depreciation and Amortization	2,000	1,915
TOTAL TRANSMISSION PROPERTY – NET	17,455	17,203

OTHER NONCURRENT ASSETS
Regulatory Assets	78	73
Deferred Property Taxes	280	326
Deferred Charges and Other Noncurrent Assets	83	75
TOTAL OTHER NONCURRENT ASSETS	441	474

TOTAL ASSETS	$18,531	$17,999

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
March 31, 2026 and December 31, 2025
(in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT LIABILITIES
Advances from Affiliates	$2	$143
Accounts Payable:
General	416	477
Affiliated Companies	257	164
Long-term Debt Due Within One Year – Nonaffiliated	425	425
Accrued Taxes	579	650
Accrued Interest	72	46
Contribution in Aid of Construction Advances	134	32
Obligations Under Operating Leases	1	1
Other Current Liabilities	14	9
TOTAL CURRENT LIABILITIES	1,900	1,947

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	6,188	6,174
Deferred Income Taxes	1,508	1,481
Regulatory Liabilities	737	708
Obligations Under Operating Leases	1	2
Deferred Credits and Other Noncurrent Liabilities	48	44
TOTAL NONCURRENT LIABILITIES	8,482	8,409

TOTAL LIABILITIES	10,382	10,356

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	5,195	4,962
Retained Earnings	1,834	1,651
TOTAL MEMBER’S EQUITY	7,029	6,613

Noncontrolling Interest	1,120	1,030

TOTAL EQUITY	8,149	7,643

TOTAL LIABILITIES AND EQUITY	$18,531	$17,999

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net Income	$210	$211
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	128	114
Deferred Income Taxes	23	33
Allowance for Equity Funds Used During Construction	(22)	(22)
Property Taxes	46	39
Change in Other Noncurrent Assets	(15)	(3)
Change in Other Noncurrent Liabilities	4	10
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(8)	(21)
Accounts Payable	104	(1)
Accrued Taxes, Net	(71)	(75)
Other Current Assets	(2)	—
Other Current Liabilities	30	11
Net Cash Flows from Operating Activities	427	296

INVESTING ACTIVITIES
Construction Expenditures	(403)	(422)
Change in Advances to Affiliates, Net	(301)	(30)
Contribution in Aid of Construction Advances	107	6
Other Investing Activities	2	9
Net Cash Flows Used for Investing Activities	(595)	(437)

FINANCING ACTIVITIES
Capital Contribution from AEP Member	233	32
Capital Contribution from Noncontrolling Interest	96	—
Issuance of Long-term Debt – Nonaffiliated	114	—
Retirement of Long-term Debt – Nonaffiliated	(101)	(50)
Change in Advances from Affiliates, Net	(141)	201
Dividends Paid to AEP Member	—	(42)
Dividends Paid to Noncontrolling Interest	(33)	—
Net Cash Flows from Financing Activities	168	141

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$37	$33
Construction Expenditures Included in Current Liabilities as of March 31,	270	230

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2026	2025
	(in millions of KWhs)
Retail:
Residential	3,621	3,654
Commercial	1,498	1,500
Industrial	2,000	2,076
Miscellaneous	208	211
Total Retail	7,327	7,441

Wholesale (a)	451	727

Total KWhs	7,778	8,168
(a)Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2026	2025
	(in degree days)
Actual – Heating	1,334	1,364
Normal – Heating	1,281	1,279

Actual – Cooling	25	11
Normal – Cooling	6	6

Appalachian Power Company and Subsidiaries
Reconciliation of 2025 to 2026
Net Income
(in millions)

Three Months Ended March 31,
2025 Net Income	$165

Changes in Revenues:
Retail Revenues	(16)
Transmission Revenues	14
Other Revenues	(4)
Total Change in Revenues	(6)

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	43
Other Operation and Maintenance	(16)
Depreciation and Amortization	(5)
Taxes Other Than Income Taxes	(6)
Non-Service Cost Components of Net Periodic Benefit Cost	(1)
Interest Expense	(8)
Total Change in Expenses and Other	7

Income Tax Expense	29

2026 Net Income	$195

The major components of the decrease in Revenues were as follows:

•Retail Revenues decreased $16 million primarily due to the following:
•A $55 million decrease in fuel revenues.
This decrease was partially offset by:
•A $25 million increase in base rate and rider revenues.
•A $10 million increase in weather-normalized margins primarily driven by the commercial and industrial classes.
•Transmission Revenues increased $14 million primarily due to continued transmission investment.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $43 million primarily due to an increase in under-recovered deferred fuel regulatory assets primarily driven by lower authorized fuel rates in Virginia.
•Other Operation and Maintenance expenses increased $16 million primarily due to the following:
•A $14 million increase in transmission expenses primarily due to increases in vegetation management, storm restoration expenses and recoverable PJM expenses.
•A $12 million increase in distribution expenses primarily due to an increase in storm-related expenses and vegetation management costs.
•A $7 million increase in administrative and general expenses primarily due to employee-related costs.
•A $3 million increase in steam generation expenses primarily due to increased plant maintenance.
These increases were partially offset by:
•A $23 million gain from the sale of a non-utility investment in land.

•Depreciation and Amortization expenses increased $5 million primarily due to the following:
•A $27 million increase primarily due to the cumulative regulatory deferral true-up for the impact of CAMT expense incurred related to IRS Notice 2026-07 allowing tax repair deductions in the calculation of CAMT.
This increase was partially offset by:
•A $24 million decrease due to an April 2026 order approving a final true-up to recover past MRBC costs that were not reflected in MRBC surcharge rates in a timely manner.
•Taxes Other Than Income Taxes increased $6 million primarily due to higher business and occupation taxes.
•Interest Expense increased $8 million primarily due to higher long-term debt balances.
•Income Tax Expense decreased $29 million primarily due to the following:
•A $21 million decrease due to the cumulative true-up of CAMT related to IRS Notice 2026-07 allowing tax repair deductions in the calculation of CAMT.
•A $7 million decrease due to an increase in PTCs.
•A $5 million decrease due to an increase in amortization of Excess ADIT.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES
Electric Generation, Transmission and Distribution	$1,071	$1,098
Sales to AEP Affiliates	92	72
Other Revenues	4	3
TOTAL REVENUES	1,167	1,173

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	364	407
Other Operation	217	222
Maintenance	99	78
Depreciation and Amortization	168	163
Taxes Other Than Income Taxes	47	41
TOTAL EXPENSES	895	911

OPERATING INCOME	272	262

Other Income (Expense):
Interest Income	1	1
Allowance for Equity Funds Used During Construction	4	4
Non-Service Cost Components of Net Periodic Benefit Cost	4	5
Interest Expense	(75)	(67)

INCOME BEFORE INCOME TAX EXPENSE	206	205

Income Tax Expense	11	40

NET INCOME	$195	$165

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$195	$165

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 in 2026 and 2025, Respectively	—	—
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 in 2026 and 2025, Respectively	—	—

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	—	—

TOTAL COMPREHENSIVE INCOME	$195	$165

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2024	$260	$1,945	$3,532	$11	$5,748

Common Stock Dividends			(50)		(50)
Net Income			165		165
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2025	$260	$1,945	$3,647	$11	$5,863

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2025	$260	$1,957	$3,939	$24	$6,180

Capital Contribution from Parent		81			81
Net Income			195		195
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2026	$260	$2,038	$4,134	$24	$6,456

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$4	$5
Restricted Cash for Securitized Funding	12	18
Advances to Affiliates	17	17
Accounts Receivable:
Customers	205	171
Affiliated Companies	236	142
Accrued Unbilled Revenues	90	112
Allowance for Credit Losses	(5)	(2)
Total Accounts Receivable	526	423
Fuel	229	229
Materials and Supplies	152	139
Risk Management Assets	22	81
Regulatory Asset for Under-Recovered Fuel Costs	194	83
Prepayments and Other Current Assets	59	38
TOTAL CURRENT ASSETS	1,215	1,033

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	7,906	7,886
Transmission	5,298	5,277
Distribution	5,998	5,938
Other Property, Plant and Equipment	1,207	1,175
Construction Work in Progress	820	802
Total Property, Plant and Equipment	21,229	21,078
Accumulated Depreciation and Amortization	6,424	6,365
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	14,805	14,713

OTHER NONCURRENT ASSETS
Regulatory Assets	1,504	1,439
Securitized Assets	71	78
Employee Benefits and Pension Assets	254	251
Operating Lease Assets	92	95
Deferred Charges and Other Noncurrent Assets	200	183
TOTAL OTHER NONCURRENT ASSETS	2,121	2,046

TOTAL ASSETS	$18,141	$17,792

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2026 and December 31, 2025
(Unaudited)

	March 31,	December 31,
	2026	2025
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$177	$209
Accounts Payable:
General	376	375
Affiliated Companies	190	173
Long-term Debt Due Within One Year – Nonaffiliated	1,132	1,131
Customer Deposits	99	94
Accrued Taxes	125	116
Obligations Under Operating Leases	14	15
Other Current Liabilities	298	271
TOTAL CURRENT LIABILITIES	2,411	2,384

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	5,115	5,128
Deferred Income Taxes	2,216	2,130
Regulatory Liabilities and Deferred Investment Tax Credits	1,072	1,111
Asset Retirement Obligations	726	707
Employee Benefits and Pension Obligations	26	26
Obligations Under Operating Leases	79	81
Deferred Credits and Other Noncurrent Liabilities	40	45
TOTAL NONCURRENT LIABILITIES	9,274	9,228

TOTAL LIABILITIES	11,685	11,612

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260	260
Paid-in Capital	2,038	1,957
Retained Earnings	4,134	3,939
Accumulated Other Comprehensive Income (Loss)	24	24
TOTAL COMMON SHAREHOLDER’S EQUITY	6,456	6,180

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$18,141	$17,792

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net Income	$195	$165
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	168	163
Deferred Income Taxes	49	20
Allowance for Equity Funds Used During Construction	(4)	(4)
Mark-to-Market of Risk Management Contracts	64	6
Deferred Fuel Over/Under-Recovery, Net	(106)	2
Change in Regulatory Assets	(62)	(86)
Change in Other Noncurrent Assets	(48)	(24)
Change in Other Noncurrent Liabilities	(14)	38
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(94)	29
Fuel, Materials and Supplies	(13)	43
Accounts Payable	24	(29)
Accrued Taxes, Net	5	24
Other Current Assets	(11)	(4)
Other Current Liabilities	14	10
Net Cash Flows from Operating Activities	167	353

INVESTING ACTIVITIES
Construction Expenditures	(236)	(262)
Change in Advances to Affiliates, Net	—	(1)
Other Investing Activities	29	2
Net Cash Flows Used for Investing Activities	(207)	(261)

FINANCING ACTIVITIES
Capital Contribution from Parent	81	—
Change in Advances from Affiliates, Net	(32)	(28)
Retirement of Long-term Debt – Nonaffiliated	(15)	(14)
Principal Payments for Finance Lease Obligations	(1)	(2)
Dividends Paid on Common Stock	—	(50)
Other Financing Activities	—	1
Net Cash Flows from (Used for) Financing Activities	33	(93)

Net Decrease in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	(7)	(1)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	23	20
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$16	$19

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$42	$35
Noncash Acquisitions Under Finance Leases	2	2
Construction Expenditures Included in Current Liabilities as of March 31,	126	139

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2026	2025
	(in millions of KWhs)
Retail:
Residential	1,508	1,553
Commercial	2,181	1,272
Industrial	1,727	1,748
Miscellaneous	12	13
Total Retail	5,428	4,586

Wholesale (a)	1,667	2,436

Total KWhs	7,095	7,022
(a)Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2026	2025
	(in degree days)
Actual – Heating	2,059	2,118
Normal – Heating	2,121	2,128

Actual – Cooling	1	—
Normal – Cooling	1	1

Indiana Michigan Power Company and Subsidiaries
Reconciliation of 2025 to 2026
Net Income
(in millions)

Three Months Ended March 31,
2025 Net Income	$58

Changes in Revenues:
Retail Revenues	128
Off-system Sales	82
Transmission Revenues	3
Other Revenues	(3)
Total Change in Revenues	210

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(56)
Purchased Electricity from AEP Affiliates	(1)
Other Operation and Maintenance	(33)
Depreciation and Amortization	(7)
Taxes Other Than Income Taxes	2
Other Income	3
Non-Service Cost Components of Net Periodic Benefit Cost	(1)
Interest Expense	(8)
Total Change in Expenses and Other	(101)

Income Tax Expense	(19)

2026 Net Income	$148

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $128 million primarily due to the following:
•A $55 million increase in weather-normalized revenues primarily in the commercial class.
•A $47 million increase in rider revenues.
•An $18 million increase in fuel revenues.
•A $9 million increase due to a decrease in regulatory provisions for refund.
•Off-system Sales increased $82 million primarily due to Rockport Plant, Unit 2 merchant sales during Winter Storm Fern in January 2026, partially offset by economic hedging activity.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $56 million primarily due to an increase in recoverable fuel and purchased power costs and an increase in Rockport Plant, Unit 2, merchant generation fuel costs.
•Other Operation and Maintenance expenses increased $33 million primarily due to the following:
•An $11 million increase in distribution expenses primarily due to an increase in vegetation management costs and other distribution-related expenses.
•An $11 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
•A $5 million increase in nuclear expenses at Cook Plant.
•A $4 million increase in demand side management expenses.
These increases were partially offset by:
•A $7 million decrease due to an increased Nuclear Electric Insurance Limited distribution.

•Depreciation and Amortization increased $7 million primarily due to the following:
•A $5 million increase due to NOLC-related Excess ADIT deferrals recorded in 2025 and the amortization of these deferrals recorded in 2026 for IURC approved recovery through I&M’s Indiana tax rider.
•A $2 million increase due to a higher depreciable base.
•Interest Expense increased $8 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $19 million primarily due to the following:
•A $23 million increase due to an increase in pretax book income.
This increase was partially offset by:
•A $6 million decrease due to an increase in PTCs.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES
Electric Generation, Transmission and Distribution	$961	$759
Sales to AEP Affiliates	5	4
Provision for Refund – Affiliated	—	(1)
Provision for Refund – Nonaffiliated	(48)	(58)
Other Revenues – Affiliated	14	16
Other Revenues – Nonaffiliated	1	3
TOTAL REVENUES	933	723

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	232	176
Purchased Electricity from AEP Affiliates	77	76
Other Operation	188	171
Maintenance	76	60
Depreciation and Amortization	131	124
Taxes Other Than Income Taxes	24	26
TOTAL EXPENSES	728	633

OPERATING INCOME	205	90

Other Income (Expense):
Other Income	8	5
Non-Service Cost Components of Net Periodic Benefit Cost	4	5
Interest Expense	(43)	(35)

INCOME BEFORE INCOME TAX EXPENSE	174	65

Income Tax Expense	26	7

NET INCOME	$148	$58

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$148	$58

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 in 2026 and 2025, Respectively	—	—
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 in 2026 and 2025, Respectively	—	—

TOTAL OTHER COMPREHENSIVE INCOME	—	—

TOTAL COMPREHENSIVE INCOME	$148	$58

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2024	$57	$1,012	$2,328	$—	$3,397

Common Stock Dividends			(50)		(50)
Net Income			58		58
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2025	$57	$1,012	$2,336	$—	$3,405

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2025	$57	$1,033	$2,692	$2	$3,784

Net Income			148		148
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2026	$57	$1,033	$2,840	$2	$3,932

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$2	$2
Advances to Affiliates	—	192
Accounts Receivable:
Customers	127	103
Affiliated Companies	141	90
Accrued Unbilled Revenues	—	17
Miscellaneous	13	2
Total Accounts Receivable	281	212
Fuel	56	61
Materials and Supplies	229	222
Risk Management Assets	3	10
Accrued Tax Benefits	67	32
Prepayments and Other Current Assets	92	53
TOTAL CURRENT ASSETS	730	784

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,277	5,483
Transmission	2,070	2,055
Distribution	3,874	3,823
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	1,353	1,058
Construction Work in Progress	464	403
Total Property, Plant and Equipment	14,038	12,822
Accumulated Depreciation, Depletion and Amortization	5,123	4,878
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	8,915	7,944

OTHER NONCURRENT ASSETS
Regulatory Assets	553	585
Spent Nuclear Fuel and Decommissioning Trusts	4,803	4,916
Operating Lease Assets	48	52
Deferred Charges and Other Noncurrent Assets	356	344
TOTAL OTHER NONCURRENT ASSETS	5,760	5,897

TOTAL ASSETS	$15,405	$14,625

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2026 and December 31, 2025
(dollars in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT LIABILITIES
Advances from Affiliates	$9	$—
Accounts Payable:
General	237	232
Affiliated Companies	120	125
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2026 and December 31, 2025 Amounts Include $108 and $117, Respectively, Related to DCC Fuel)	108	117
Customer Deposits	55	55
Accrued Taxes	159	112
Accrued Interest	43	42
Obligations Under Operating Leases	16	17
Regulatory Liability for Over-Recovered Fuel Costs	49	19
Other Current Liabilities	216	230
TOTAL CURRENT LIABILITIES	1,012	949

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,066	3,444
Deferred Income Taxes	1,222	1,219
Regulatory Liabilities and Deferred Investment Tax Credits	2,869	2,938
Asset Retirement Obligations	2,186	2,165
Obligations Under Operating Leases	34	37
Deferred Credits and Other Noncurrent Liabilities	84	89
TOTAL NONCURRENT LIABILITIES	10,461	9,892

TOTAL LIABILITIES	11,473	10,841

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	57	57
Paid-in Capital	1,033	1,033
Retained Earnings	2,840	2,692
Accumulated Other Comprehensive Income (Loss)	2	2
TOTAL COMMON SHAREHOLDER’S EQUITY	3,932	3,784

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$15,405	$14,625

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net Income	$148	$58
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	131	124
Deferred Income Taxes	—	(13)
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	19	(14)
Allowance for Equity Funds Used During Construction	(6)	(4)
Mark-to-Market of Risk Management Contracts	7	17
Amortization of Nuclear Fuel	32	26
Deferred Fuel Over/Under-Recovery, Net	30	8
Change in Other Noncurrent Assets	(15)	(20)
Change in Other Noncurrent Liabilities	79	65
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(60)	5
Fuel, Materials and Supplies	2	21
Accounts Payable	(7)	39
Accrued Taxes, Net	12	23
Other Current Assets	(1)	7
Other Current Liabilities	(11)	(17)
Net Cash Flows from Operating Activities	360	325

INVESTING ACTIVITIES
Construction Expenditures	(167)	(159)
Change in Advances to Affiliates, Net	192	—
Purchases of Investment Securities	(573)	(601)
Sales of Investment Securities	548	577
Acquisitions of Generation Facilities	(965)	—
Acquisitions of Nuclear Fuel	(13)	(36)
Other Investing Activities	1	18
Net Cash Flows Used for Investing Activities	(977)	(201)

FINANCING ACTIVITIES
Issuance of Long-term Debt – Nonaffiliated	640	—
Change in Advances from Affiliates, Net	9	(43)
Retirement of Long-term Debt – Nonaffiliated	(31)	(27)
Principal Payments for Finance Lease Obligations	(1)	(2)
Dividends Paid on Common Stock	—	(50)
Net Cash Flows from (Used for) Financing Activities	617	(122)

Net Increase in Cash and Cash Equivalents	—	2
Cash and Cash Equivalents at Beginning of Period	2	2
Cash and Cash Equivalents at End of Period	$2	$4

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$40	$38
Noncash Acquisitions Under Finance Leases	1	1
Construction Expenditures Included in Current Liabilities as of March 31,	94	62
Acquisition of Nuclear Fuel Included in Current Liabilities as of March 31,	9	—

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

OHIO POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2026	2025
	(in millions of KWhs)
Retail:
Residential	4,001	4,095
Commercial	7,719	5,489
Industrial	3,378	3,386
Miscellaneous	28	28
Total Retail (a)	15,126	12,998

Wholesale (b)	643	667

Total KWhs	15,769	13,665

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2026	2025
	(in degree days)
Actual – Heating	1,864	1,907
Normal – Heating	1,819	1,820

Actual – Cooling	12	6
Normal – Cooling	3	2

Ohio Power Company and Subsidiaries
Reconciliation of 2025 to 2026
Net Income
(in millions)

Three Months Ended March 31,
2025 Net Income	$63

Changes in Revenues:
Retail Revenues	52
Off-system Sales	25
Transmission Revenues	7
Other Revenues	(3)
Total Change in Revenues	81

Changes in Expenses and Other:
Purchased Electricity for Resale	(4)
Purchased Electricity from AEP Affiliates	(4)
Other Operation and Maintenance	(8)
Depreciation and Amortization	(17)
Taxes Other Than Income Taxes	3
Other Income	(1)
Non-Service Cost Components of Net Periodic Benefit Cost	5
Interest Expense	(2)
Total Change in Expenses and Other	(28)

Income Tax Expense	2
Equity Earnings of Unconsolidated Subsidiaries	(1)

2026 Net Income	$117

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $52 million primarily due to the following:
•A $51 million increase due to higher prices for purchased power to serve OPCo’s SSO customers.
•A $14 million increase in weather-normalized revenues primarily in the residential class.
These increases were partially offset by:
•A $15 million decrease in weather-related usage driven by a 2% decrease in heating degree days.
•Off-system Sales increased $25 million primarily due to increased sales of OVEC purchased power driven by higher market prices.
•Transmission Revenues increased $7 million primarily due to increased transmission investments.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale increased $4 million primarily due to the following:
•A $51 million increase in recoverable auction purchases to serve SSO customers.
This increase was partially offset by:
•A $35 million decrease due to the prior year reduction in regulatory assets for OVEC-related purchased power costs that were no longer probable of recovery due to approved legislation in Ohio in May 2025.
•A $9 million decrease due to the elimination of an OVEC-related regulatory mechanism in August 2025 as a result of approved legislation in Ohio in May 2025.
•A $5 million decrease in OVEC purchased power costs.

•Other Operation and Maintenance expenses increased $8 million primarily due to the following:
•A $10 million increase related to recoverable energy assistance program expenses for qualified Ohio customers.
•An $8 million increase in distribution expenses primarily due to recoverable vegetation management expenses.
These increases were partially offset by:
•A $10 million decrease in transmission expenses primarily due to a $21 million decrease in recoverable PJM expenses, partially offset by a $9 million increase in recoverable storm restoration costs and vegetation management expenses.
•Depreciation and Amortization expenses increased $17 million primarily due to the deferral of income tax benefit from Excess ADIT credits to be refunded to customers as approved in the 2025 base rate case.
•Non-Service Cost Components of Net Periodic Benefit Cost expenses decreased $5 million primarily due to the deferral of pension settlement expense approved in the 2025 base rate case.
•Income Tax Expense decreased $2 million primarily due to the following:
•A $12 million decrease from Excess ADIT credits to be refunded to customers as approved in the 2025 base rate case.
This decrease was partially offset by:
•An $11 million increase due to an increase in pretax book income.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES
Electricity, Transmission and Distribution	$1,069	$990
Sales to AEP Affiliates	13	10
Other Revenues	3	4
TOTAL REVENUES	1,085	1,004

EXPENSES
Purchased Electricity for Resale	251	247
Purchased Electricity from AEP Affiliates	20	16
Other Operation	323	334
Maintenance	71	52
Depreciation and Amortization	111	94
Taxes Other Than Income Taxes	156	159
TOTAL EXPENSES	932	902

OPERATING INCOME	153	102

Other Income (Expense):
Other Income	—	1
Allowance for Equity Funds Used During Construction	7	7
Non-Service Cost Components of Net Periodic Benefit Cost	9	4
Interest Expense	(40)	(38)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	129	76

Income Tax Expense	12	14
Equity Earnings of Unconsolidated Subsidiaries	—	1

NET INCOME	$117	$63

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$321	$1,020	$2,543	$3,884

Common Stock Dividends			(46)	(46)
Net Income			63	63
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2025	$321	$1,020	$2,560	$3,901

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2025	$321	$1,030	$2,800	$4,151

Capital Contribution from Parent		39		39
Net Income			117	117
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2026	$321	$1,069	$2,917	$4,307

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$5	$5
Accounts Receivable:
Customers	121	109
Affiliated Companies	194	132
Accrued Unbilled Revenues	—	29
Total Accounts Receivable	315	270
Materials and Supplies	193	191
Prepayments and Other Current Assets	22	25
TOTAL CURRENT ASSETS	535	491

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	3,961	3,916
Distribution	7,760	7,661
Other Property, Plant and Equipment	1,300	1,289
Construction Work in Progress	853	811
Total Property, Plant and Equipment	13,874	13,677
Accumulated Depreciation and Amortization	3,010	2,993
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	10,864	10,684

OTHER NONCURRENT ASSETS
Regulatory Assets	384	326
Operating Lease Assets	47	50
Deferred Charges and Other Noncurrent Assets	560	659
TOTAL OTHER NONCURRENT ASSETS	991	1,035

TOTAL ASSETS	$12,390	$12,210

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2026 and December 31, 2025
(dollars in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT LIABILITIES
Advances from Affiliates	$139	$79
Accounts Payable:
General	376	391
Affiliated Companies	208	197
Risk Management Liabilities	4	5
Customer Deposits	116	108
Accrued Taxes	664	858
Obligations Under Operating Leases	13	13
Other Current Liabilities	214	239
TOTAL CURRENT LIABILITIES	1,734	1,890

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,719	3,718
Long-term Risk Management Liabilities	28	28
Deferred Income Taxes	1,336	1,268
Regulatory Liabilities and Deferred Investment Tax Credits	906	893
Obligations Under Operating Leases	34	37
Deferred Credits and Other Noncurrent Liabilities	326	225
TOTAL NONCURRENT LIABILITIES	6,349	6,169

TOTAL LIABILITIES	8,083	8,059

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock –No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321	321
Paid-in Capital	1,069	1,030
Retained Earnings	2,917	2,800
TOTAL COMMON SHAREHOLDER’S EQUITY	4,307	4,151

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$12,390	$12,210

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net Income	$117	$63
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	111	94
Deferred Income Taxes	49	1
Allowance for Equity Funds Used During Construction	(7)	(7)
Mark-to-Market of Risk Management Contracts	(1)	4
Property Taxes	106	101
Security Deposits	96	35
Change in Regulatory Assets	(58)	24
Change in Other Noncurrent Assets	(26)	26
Change in Other Noncurrent Liabilities	24	(32)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(45)	31
Materials and Supplies	(2)	7
Accounts Payable	27	(17)
Customer Deposits	8	17
Accrued Taxes, Net	(190)	(169)
Other Current Assets	—	5
Other Current Liabilities	(20)	(17)
Net Cash Flows from Operating Activities	189	166

INVESTING ACTIVITIES
Construction Expenditures	(300)	(254)
Change in Advances to Affiliates, Net	—	115
Other Investing Activities	13	15
Net Cash Flows Used for Investing Activities	(287)	(124)

FINANCING ACTIVITIES
Capital Contribution from Parent	39	—
Change in Advances from Affiliates, Net	60	10
Principal Payments for Finance Lease Obligations	(1)	(1)
Dividends Paid on Common Stock	—	(46)
Net Cash Flows from (Used for) Financing Activities	98	(37)

Net Increase in Cash and Cash Equivalents	—	5
Cash and Cash Equivalents at Beginning of Period	5	5
Cash and Cash Equivalents at End of Period	$5	$10

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$17	$17
Noncash Acquisitions Under Finance Leases	—	1
Construction Expenditures Included in Current Liabilities as of March 31,	106	140

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

PUBLIC SERVICE COMPANY OF OKLAHOMA

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2026	2025
	(in millions of KWhs)
Retail:
Residential	1,364	1,592
Commercial	1,347	1,321
Industrial	1,411	1,377
Miscellaneous	284	279
Total Retail	4,406	4,569

Wholesale (a)	37	57

Total KWhs	4,443	4,626
(a)Includes municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2026	2025
	(in degree days)
Actual – Heating	760	1,162
Normal – Heating	1,049	1,038

Actual – Cooling	94	24
Normal – Cooling	21	20

Public Service Company of Oklahoma
Reconciliation of 2025 to 2026
Net Income
(in millions)

Three Months Ended March 31,
2025 Net Income	$28

Changes in Revenues:
Retail Revenues (a)	44
Other Revenues	1
Total Change in Revenues	45

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(35)
Other Operation and Maintenance	(37)
Depreciation and Amortization	(4)
Taxes Other Than Income Taxes	(5)
Interest Income	(2)
Interest Expense	(13)
Total Change in Expenses and Other	(96)

Income Tax Benefit	38

2026 Net Income	$15
(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $44 million primarily due to the following:
•A $62 million increase in rider revenues.
This increase was partially offset by:
•An $8 million decrease in weather-normalized revenues primarily in the residential class partially offset by an increase in the industrial class.
•A $6 million decrease in weather-related usage primarily due to a 35% decrease in heating degree days.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $35 million primarily due to increased recoverable PTCs.
•Other Operation and Maintenance expenses increased $37 million primarily due to the following:
•A $20 million increase in transmission expenses primarily due to SPP expenses.
•A $10 million increase in generation expenses primarily due to acquisitions of generation facilities.
•A $5 million increase in distribution expenses primarily due to overhead line maintenance.
•Depreciation and Amortization expenses increased $4 million primarily due to the following:
•A $16 million increase due to a higher depreciable base.
This increase was partially offset by:
•An $11 million decrease primarily due to higher under-recovery of costs and allowable return associated with the renewable rider.
•Taxes Other Than Income Taxes increased $5 million primarily due to property taxes on acquired generation facilities.
•Interest Expense increased $13 million primarily due to higher long-term debt balances.
•Income Tax Benefit increased $38 million primarily due to the following:
•A $27 million increase due to an increase in PTCs.
•An $11 million increase due to a decrease in pretax book income.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES
Electric Generation, Transmission and Distribution	$434	$390
Sales to AEP Affiliates	4	1
Other Revenues	1	3
TOTAL REVENUES	439	394

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	164	129
Other Operation	127	101
Maintenance	39	28
Depreciation and Amortization	73	69
Taxes Other Than Income Taxes	23	18
TOTAL EXPENSES	426	345

OPERATING INCOME	13	49

Other Income (Expense):
Interest Income	—	2
Allowance for Equity Funds Used During Construction	3	3
Non-Service Cost Components of Net Periodic Benefit Cost	2	2
Interest Expense	(43)	(30)

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(25)	26

Income Tax Expense (Benefit)	(40)	(2)

NET INCOME	$15	$28

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$15	$28

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 in 2026 and 2025, Respectively	—	(1)

TOTAL COMPREHENSIVE INCOME	$15	$27

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2024	$157	$1,042	$1,484	$3	$2,686

Net Income			28		28
Other Comprehensive Loss				(1)	(1)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2025	$157	$1,042	$1,512	$2	$2,713

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2025	$157	$1,718	$1,736	$2	$3,613

Net Income			15		15
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2026	$157	$1,718	$1,751	$2	$3,628

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$2	$2
Accounts Receivable:
Customers	115	109
Affiliated Companies	84	45
Miscellaneous	5	4
Total Accounts Receivable	204	158
Fuel	3	3
Materials and Supplies	125	119
Risk Management Assets	21	42
Accrued Tax Benefits	79	8
Regulatory Asset for Under-Recovered Fuel Costs	58	37
Prepayments and Other Current Assets	17	14
TOTAL CURRENT ASSETS	509	383

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,093	4,365
Transmission	1,490	1,433
Distribution	4,059	3,987
Other Property, Plant and Equipment	1,290	1,292
Construction Work in Progress	682	635
Total Property, Plant and Equipment	11,614	11,712
Accumulated Depreciation and Amortization	2,455	2,748
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,159	8,964

OTHER NONCURRENT ASSETS
Regulatory Assets	676	637
Employee Benefits and Pension Assets	95	95
Operating Lease Assets	124	126
Deferred Charges and Other Noncurrent Assets	72	13
TOTAL OTHER NONCURRENT ASSETS	967	871

TOTAL ASSETS	$10,635	$10,218

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
March 31, 2026 and December 31, 2025
(Unaudited)

	March 31,	December 31,
	2026	2025
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$487	$171
Accounts Payable:
General	263	339
Affiliated Companies	101	87
Long-term Debt Due Within One Year – Nonaffiliated	51	51
Risk Management Liabilities	30	27
Customer Deposits	116	115
Accrued Taxes	88	37
Accrued Interest	37	67
Obligations Under Operating Leases	12	11
Other Current Liabilities	78	104
TOTAL CURRENT LIABILITIES	1,263	1,009

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,475	3,475
Deferred Income Taxes	1,124	1,113
Regulatory Liabilities and Deferred Investment Tax Credits	717	717
Asset Retirement Obligations	148	136
Obligations Under Operating Leases	120	122
Deferred Credits and Other Noncurrent Liabilities	160	33
TOTAL NONCURRENT LIABILITIES	5,744	5,596

TOTAL LIABILITIES	7,007	6,605

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157	157
Paid-in Capital	1,718	1,718
Retained Earnings	1,751	1,736
Accumulated Other Comprehensive Income (Loss)	2	2
TOTAL COMMON SHAREHOLDER’S EQUITY	3,628	3,613

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$10,635	$10,218

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net Income	$15	$28
Adjustments to Reconcile Net Income to Net Cash Flows from (Used for) Operating Activities:
Depreciation and Amortization	73	69
Deferred Income Taxes	6	40
Allowance for Equity Funds Used During Construction	(3)	(3)
Mark-to-Market of Risk Management Contracts	28	(17)
Property Taxes	(58)	(45)
Deferred Fuel Over/Under-Recovery, Net	(21)	(76)
Change in Other Noncurrent Assets	(17)	(9)
Change in Other Noncurrent Liabilities	138	19
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(46)	2
Fuel, Materials and Supplies	(6)	5
Accounts Payable	(13)	(10)
Accrued Taxes, Net	(20)	(1)
Other Current Assets	(3)	(2)
Other Current Liabilities	(58)	(30)
Net Cash Flows from (Used for) Operating Activities	15	(30)

INVESTING ACTIVITIES
Construction Expenditures	(331)	(168)
Change in Advances to Affiliates, Net	—	232
Other Investing Activities	1	1
Net Cash Flows from (Used for) Investing Activities	(330)	65

FINANCING ACTIVITIES
Change in Advances from Affiliates, Net	316	91
Retirement of Long-term Debt – Nonaffiliated	—	(125)
Principal Payments for Finance Lease Obligations	(1)	(1)
Other Financing Activities	—	1
Net Cash Flows from (Used for) Financing Activities	315	(34)

Net Increase in Cash and Cash Equivalents	—	1
Cash and Cash Equivalents at Beginning of Period	2	2
Cash and Cash Equivalents at End of Period	$2	$3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$69	$34
Noncash Acquisitions Under Finance Leases	1	1
Construction Expenditures Included in Current Liabilities as of March 31,	131	73

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended March 31,
	2026	2025
	(in millions of KWhs)
Retail:
Residential	1,431	1,603
Commercial	1,272	1,245
Industrial	1,225	1,181
Miscellaneous	16	16
Total Retail	3,944	4,045

Wholesale (a)	1,275	1,492

Total KWhs	5,219	5,537
(a)Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended March 31,
	2026	2025
	(in degree days)
Actual – Heating	494	717
Normal – Heating	696	690

Actual – Cooling	150	96
Normal – Cooling	50	46

Southwestern Electric Power Company Consolidated
Reconciliation of 2025 to 2026
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

Three Months Ended March 31,
2025 Earnings Attributable to Common Shareholder	$48

Changes in Revenues:
Retail Revenues (a)	21
Transmission Revenues	19
Total Change in Revenues	40

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	20
Other Operation and Maintenance	(32)
Asset Impairments and Other Related Charges	(31)
Depreciation and Amortization	(23)
Taxes Other Than Income Taxes	(2)
Allowance for Equity Funds Used During Construction	5
Non-Service Cost Components of Net Periodic Benefit Cost	(1)
Interest Expense	(11)
Total Change in Expenses and Other	(75)

Income Tax Benefit	43

2026 Earnings Attributable to Common Shareholder	$56

(a)Includes firm wholesale sales to municipals and cooperatives.

The major components of the increase in Revenues were as follows:
•Retail Revenues increased $21 million primarily due to the following:
•A $36 million increase in Arkansas base case and rider revenues.
•A $19 million increase in weather-normalized revenues primarily in the commercial and industrial classes.
These increases were partially offset by:
•A $26 million decrease in fuel revenue primarily due to the refund of the Texas over-recovered fuel balance.
•A $10 million decrease in weather-related usage primarily due to a 31% decrease in heating degree days.
•Transmission Revenues increased $19 million primarily due to a $12 million increase in continued transmission investment and a $5 million increase in transmission reservation revenue.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $20 million primarily due to the following:
•A $31 million decrease in fuel revenues primarily due to the amortization of a Texas fuel regulatory liability as a result of the refund of previously over-recovered fuel balances and lower authorized rates in Arkansas.
•A $6 million decrease due to a prior year Texas fuel disallowance.
These decreases were partially offset by:
•A $15 million increase in non-recoverable fuel costs primarily in Louisiana.
•An $8 million increase in recoverable PTCs.
•Other Operation and Maintenance expenses increased $32 million primarily due to the following:
•A $13 million increase in transmission expenses primarily due to SPP expenses.
•A $7 million increase in distribution expenses primarily due to overhead line maintenance.
•A $5 million increase in renewable generation operation and maintenance expenses.

•Asset Impairments and Other Related Charges increased $31 million due to the probable partial disallowance of the Pirkey Plant net book value in the 2025 Texas Base Rate Case.
•Depreciation and Amortization expenses increased $23 million primarily due to the following:
•A $15 million increase due to a higher depreciable base.
•A $7 million increase primarily due to higher over-recovery of costs and allowable return associated with the renewable rider inclusive of $29 million of higher PTCs.
•Allowance for Equity Funds Used During Construction increased $5 million primarily due to a higher AFUDC base.
•Interest Expense increased $11 million primarily due to higher long-term debt balances.
•Income Tax Benefit increased $43 million primarily due to the following:
•A $32 million increase due to an increase in PTCs.
•A $7 million increase due to a decrease in pretax book income.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUES
Electric Generation, Transmission and Distribution	$548	$517
Sales to AEP Affiliates	22	11
Other Revenues	1	3
TOTAL REVENUES	571	531

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	171	191
Other Operation	118	97
Maintenance	46	35
Asset Impairments and Other Related Charges	31	—
Depreciation and Amortization	121	98
Taxes Other Than Income Taxes	37	35
TOTAL EXPENSES	524	456

OPERATING INCOME	47	75

Other Income (Expense):
Interest Income	2	2
Allowance for Equity Funds Used During Construction	8	3
Non-Service Cost Components of Net Periodic Benefit Cost	1	2
Interest Expense	(50)	(39)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	8	43

Income Tax Expense (Benefit)	(49)	(6)

NET INCOME	57	49

Net Income Attributable to Noncontrolling Interest	1	1

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$56	$48

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income	$57	$49

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 in 2026 and 2025, Respectively	—	—
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 in 2026 and 2025, Respectively	—	—

TOTAL COMPREHENSIVE INCOME	57	49

Total Comprehensive Income Attributable to Noncontrolling Interest	1	1

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$56	$48

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2024	$—	$1,550	$2,352	$3	$—	$3,905

Common Stock Dividends – Nonaffiliated					(1)	(1)
Net Income			48		1	49
TOTAL EQUITY – MARCH 31, 2025	$—	$1,550	$2,400	$3	$—	$3,953

TOTAL EQUITY – DECEMBER 31, 2025	$—	$2,151	$2,740	$8	$—	$4,899

Capital Contribution from Parent		128				128
Common Stock Dividends – Nonaffiliated					(1)	(1)
Net Income			56		1	57
TOTAL EQUITY – MARCH 31, 2026	$—	$2,279	$2,796	$8	$—	$5,083

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
March 31, 2026 and December 31, 2025
(in millions)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$2	$2
Restricted Cash (March 31, 2026 and December 31, 2025 Amounts Include $7 and $15, Respectively, Related to Storm Recovery Funding)	7	15
Advances to Affiliates	—	23
Accounts Receivable:
Customers	72	63
Affiliated Companies	133	91
Miscellaneous	6	10
Total Accounts Receivable	211	164
Fuel	97	83
Materials and Supplies (March 31, 2026 and December 31, 2025 Amounts Include $1 and $1, Respectively, Related to Sabine)	93	88
Risk Management Assets	15	35
Accrued Tax Benefits	93	17
Regulatory Asset for Under-Recovered Fuel Costs	114	115
Prepayments and Other Current Assets	23	14
TOTAL CURRENT ASSETS	655	556

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,634	6,621
Transmission	3,328	3,302
Distribution	3,304	3,242
Other Property, Plant and Equipment (March 31, 2026 and December 31, 2025 Amounts Include $101 and $125, Respectively, Related to Sabine)	930	942
Construction Work in Progress	888	712
Total Property, Plant and Equipment	15,084	14,819
Accumulated Depreciation and Amortization (March 31, 2026 and December 31, 2025 Amounts Include $101 and $125, Respectively, Related to Sabine)	3,534	3,478
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	11,550	11,341

OTHER NONCURRENT ASSETS
Regulatory Assets	929	903
Securitized Assets (March 31, 2026 and December 31, 2025 Amounts Include $311 and $315, Respectively, Related to Storm Recovery Funding)	311	315
Deferred Charges and Other Noncurrent Assets	495	409
TOTAL OTHER NONCURRENT ASSETS	1,735	1,627

TOTAL ASSETS	$13,940	$13,524

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
March 31, 2026 and December 31, 2025
(in millions, except per-share and share amounts)
(Unaudited)

	March 31,	December 31,
	2026	2025
CURRENT LIABILITIES
Advances from Affiliates	$293	$—
Accounts Payable:
General	429	392
Affiliated Companies	59	89
Short-term Debt – Nonaffiliated	4	3
Long-term Debt Due Within One Year – Nonaffiliated (March 31, 2026 and December 31, 2025 Amounts Include $17 and $17, Respectively, Related to Storm Recovery Funding)	417	917
Risk Management Liabilities	10	9
Customer Deposits	80	79
Accrued Taxes	160	68
Accrued Interest	50	49
Obligations Under Operating Leases	6	7
Provision for Refund	82	81
Other Current Liabilities	150	191
TOTAL CURRENT LIABILITIES	1,740	1,885

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (March 31, 2026 and December 31, 2025 Amounts Include $296 and $304, Respectively, Related to Storm Recovery Funding)	4,441	3,057
Long-term Debt – Affiliated	—	1,000
Deferred Income Taxes	1,476	1,458
Regulatory Liabilities and Deferred Investment Tax Credits	524	531
Asset Retirement Obligations	248	252
Employee Benefits and Pension Obligations	40	39
Obligations Under Operating Leases	194	195
Provision for Refund	22	47
Storm Reserve	109	108
Deferred Credits and Other Noncurrent Liabilities	63	53
TOTAL NONCURRENT LIABILITIES	7,117	6,740

TOTAL LIABILITIES	8,857	8,625

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	—	—
Paid-in Capital	2,279	2,151
Retained Earnings	2,796	2,740
Accumulated Other Comprehensive Income (Loss)	8	8
TOTAL COMMON SHAREHOLDER’S EQUITY	5,083	4,899

Noncontrolling Interest	—	—

TOTAL EQUITY	5,083	4,899

TOTAL LIABILITIES AND EQUITY	$13,940	$13,524

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 99.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net Income	$57	$49
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	121	98
Deferred Income Taxes	1	37
Asset Impairments and Other Related Charges	31	—
Allowance for Equity Funds Used During Construction	(8)	(3)
Mark-to-Market of Risk Management Contracts	23	(2)
Property Taxes	(84)	(75)
Deferred Fuel Over/Under-Recovery, Net	6	23
Change in Other Noncurrent Assets	(75)	(21)
Change in Other Noncurrent Liabilities	(15)	(9)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(47)	7
Fuel, Materials and Supplies	(19)	13
Accounts Payable	30	(7)
Accrued Taxes, Net	16	49
Other Current Assets	(10)	(1)
Other Current Liabilities	(24)	(39)
Net Cash Flows from Operating Activities	3	119

INVESTING ACTIVITIES
Construction Expenditures	(345)	(235)
Change in Advances to Affiliates, Net	23	—
Other Investing Activities	6	—
Net Cash Flows Used for Investing Activities	(316)	(235)

FINANCING ACTIVITIES
Capital Contribution from Parent	128	—
Issuance of Long-term Debt – Nonaffiliated	1,393	—
Change in Short-term Debt – Nonaffiliated	1	3
Change in Advances from Affiliates, Net	293	125
Retirement of Long-term Debt – Nonaffiliated	(508)	—
Retirement of Long-term Debt – Affiliated	(1,000)	—
Principal Payments for Finance Lease Obligations	(1)	(1)
Dividends Paid on Common Stock – Nonaffiliated	(1)	(1)
Net Cash Flows from Financing Activities	305	126

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(8)	10
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	17	5
Cash, Cash Equivalents and Restricted Cash at End of Period	$9	$15

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$50	$39
Noncash Acquisitions Under Finance Leases	—	1
Construction Expenditures Included in Current Liabilities as of March 31,	195	89

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair statement of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three months ended March 31, 2026 is not necessarily indicative of results that may be expected for the year ending December 31, 2026.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2025 financial statements and notes thereto, which are included in the 2025 Annual Reports.

Change in Presentation

In 2025, the Company changed its rounding presentation in the Registrant’s financial statements and accompanying tabular footnote disclosures to the nearest whole number in millions, except per share data. The change had no material impact on previously reported financial information, however, certain amounts reported for prior periods may differ by insignificant amounts due to the rounding presentation. In addition, historical percentages and per share amounts presented may not recalculate due to rounding. This change does not impact the comparability of the Registrant’s financial statements and related disclosures.

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

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended March 31,
	2026		2025
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$874		$800

Weighted-Average Number of Basic AEP Common Shares Outstanding	542.1	$1.61	533.4	$1.50
Weighted-Average Dilutive Effect	5.0	(0.01)	1.3	—
Weighted-Average Number of Diluted AEP Common Shares Outstanding	547.1	$1.60	534.7	$1.50

There were no antidilutive shares outstanding as of March 31, 2026 and 2025.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	March 31, 2026
	AEP	AEP Texas	APCo	SWEPCo
	(in millions)
Cash and Cash Equivalents	$306	$—	$4	$2
Restricted Cash	33	6	12	7
Total Cash, Cash Equivalents and Restricted Cash	$339	$6	$16	$9

	December 31, 2025
	AEP	AEP Texas	APCo	SWEPCo
	(in millions)
Cash and Cash Equivalents	$197	$—	$5	$2
Restricted Cash	71	14	18	15
Total Cash, Cash Equivalents and Restricted Cash	$268	$14	$23	$17

Supplementary Cash Flow Information (Applies to AEP)

	Three Months Ended March 31,
Cash Flow Information	2026	2025
	(in millions)
Cash Paid for:
Interest, Net of Capitalized Amounts	$450	$350
Noncash Investing and Financing Activities:
Acquisitions Under Finance Leases	24	8
Construction Expenditures Included in Current Liabilities as of March 31,	1,434	1,041
Contribution in Aid of Construction Advances in Current Assets as of March 31,	61	—
Acquisition of Nuclear Fuel Included in Current Liabilities as of March 31,	9	—

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

The amendments in the new standard may be applied on either a retrospective, prospective or modified prospective basis for public business entities for fiscal years beginning after December 15, 2027 with early adoption permitted. Management elected to early adopt this standard prospectively beginning on January 1, 2026. The adoption of the new standard did not have a material impact on the results of operations, statements of financial position or cash flows.

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

	Cash Flow Hedges		Pension
Three Months Ended March 31, 2026	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2025	$78	$(1)	$(41)	$36
Change in Fair Value Recognized in AOCI, Net of Tax	25	—	—	25
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(50)	—	—	(50)
Amortization of Actuarial (Gains) Losses	—	—	1	1
Reclassifications from AOCI, before Income Tax Expense	(50)	—	1	(49)
Income Tax Expense	(10)	—	—	(10)
Reclassifications from AOCI, Net of Income Tax Expense	(40)	—	1	(39)
Net Current Period Other Comprehensive Income (Loss)	(15)	—	1	(14)
Balance in AOCI as of March 31, 2026	$63	$(1)	$(40)	$22

	Cash Flow Hedges		Pension
Three Months Ended March 31, 2025	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2024	$99	$3	$(105)	$(3)
Change in Fair Value Recognized in AOCI, Net of Tax	38	(1)	—	37
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(17)	—	—	(17)
Interest Expense (a)	—	(1)	—	(1)
Amortization of Actuarial (Gains) Losses	—	—	1	1
Reclassifications from AOCI, before Income Tax Expense	(17)	(1)	1	(17)
Income Tax Expense	(4)	—	—	(4)
Reclassifications from AOCI, Net of Income Tax Expense	(13)	(1)	1	(13)
Net Current Period Other Comprehensive Income (Loss)	25	(2)	1	24
Balance in AOCI as of March 31, 2025	$124	$1	$(104)	$21

(a)Amounts reclassified to the referenced line item on the statements of income.

4.  RATE MATTERS

The disclosures in this note apply to all Registrants unless indicated otherwise.

As discussed in the 2025 Annual Report, the Registrants are involved in rate and regulatory proceedings at the FERC and their state commissions. The Rate Matters note within the 2025 Annual Report should be read in conjunction with this report to gain a complete understanding of material rate matters still pending that could impact net income, cash flows and possibly financial condition. The following discusses ratemaking developments in 2026 and updates the 2025 Annual Report.

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

Regulated Generating Unit that has been Retired and Related Fuel Operations

SWEPCo

In March 2023, the Pirkey Plant was retired. SWEPCo is recovering, or is seeking recovery of, the remaining net book value of Pirkey Plant non-fuel costs. As of March 31, 2026, SWEPCo’s share of the net investment in the Pirkey Plant was $172 million, including materials and supplies, net of cost of removal. Fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions.

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

In July 2023, Texas ALJs issued a PFD that concluded the decision to retire the Pirkey Plant was prudent. In September 2023, the PUCT rejected the July 2023 PFD conclusion. SWEPCo requested recovery of the Texas jurisdictional share of the remaining net book value of the Pirkey Plant in its 2025 Texas Base Rate Case. In April 2026, a unanimous settlement in principle was reached related to the 2025 Texas Base Rate Case. In March 2026, SWEPCo recorded approximately $31 million for a probable partial regulatory disallowance of the Pirkey Plant. See the “2025 Texas Base Rate Case” section below for additional information. As of March 31, 2026, the Texas jurisdictional share of the net book value of the Pirkey Plant was $46 million. To the extent the PUCT does not accept the settlement and any costs included in this filing are not approved for recovery as a result of the final PUCT order, it could reduce future net income and cash flows and impact financial condition.

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

Following the 2024 Oklahoma Base Rate Case, PSO continues to recover Northeastern Plant, Unit 3 through 2040. In April 2025, PSO and the ODEQ finalized a second amended regional haze agreement that would allow continued operation of the Northeastern Plant, Unit 3, on natural gas, through May 31, 2041. This agreement is contingent upon approval by the Federal EPA in the form of a revised SIP, which the ODEQ has submitted. In anticipation of approval from the Federal EPA, PSO began operating Northeastern Plant, Unit 3 on natural gas in January 2026. In the first quarter of 2026, PSO retired $325 million of coal-related assets at Northeastern Plant, Unit 3, resulting in a decrease to both Total Property, Plant and Equipment and Accumulated Depreciation and Amortization. As of March 31, 2026, the unrecovered value of these assets was $152 million, inclusive of ARO costs, which PSO is currently collecting in rates.

SWEPCo

In November 2020, management announced that it will cease using coal at the Welsh Plant in 2028. As a result of the announcement, SWEPCo began recording a regulatory asset for accelerated depreciation. In December 2024, SWEPCo filed an application for a CCN with the APSC, LPSC and PUCT to convert Welsh Plant, Units 1 and 3 to natural gas in 2028 and 2027, respectively. In February 2026, the APSC issued an order approving the application for a CCN.

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of March 31, 2026, of generating facilities planned for retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$53	$247	$21	(b)	2026		(c)	$13
Welsh Plant, Units 1 and 3	249	235	56	(d)	2028	(e)	(f)	43

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

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except OPCo)

	AEP
	March 31,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$235	$220
UTM Deferred Costs	80	56
Pirkey Plant Accelerated Depreciation	46	93
Storm-Related Costs	48	43
West Virginia MRBC Surcharge (a)	34	—
System Resiliency Plan Deferred Costs - Texas	31	17
Other Regulatory Assets Pending Final Regulatory Approval	21	6
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs (b)	273	191
Plant Retirement Costs – Asset Retirement Obligation Costs (c)	263	257
2024-2025 Virginia Biennial Under-Earnings (d)	192	172
NOLC Costs (e)	87	89
Pension Settlement	24	24
Deferred Pension and OPEB Costs	32	27
Other Regulatory Assets Pending Final Regulatory Approval	134	112
Total Regulatory Assets Pending Final Regulatory Approval	$1,500	$1,307

(a)In April 2026, the WVPSC issued an order that affirms previously approved MRBC revenue requirements and allows APCo to perform a final true-up to recover past MRBC costs that were not reflected in MRBC surcharge rates in a timely manner. The timing of recovery through the ENEC will be determined in the Companies’ 2026 ENEC proceeding. See “West Virginia Modified Rate Base Cost (MRBC) Surcharge Update Filing” section below for additional information.
(b)In March 2026, the WVPSC issued a financing order approving a securitization that includes $40 million of West Virginia jurisdictional storm operation and maintenance costs that are subject to a final review by the WVPSC after bond pricing.
(c)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.
(d)In November 2025, the Virginia SCC issued a financing order approving a securitization that includes $141 million of storm operation and maintenance costs that are subject to a final review by the Virginia SCC after bond pricing.
(e)Approved for collection through rates, subject to refund, for the Oklahoma and SWEPCo-Texas jurisdictions.

	AEP Texas
	March 31,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
UTM Deferred Costs	$80	$56
Storm-Related Costs	41	41
System Resiliency Plan Deferred Costs	20	17
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	34	31
Deferred Pension and OPEB Costs	32	27
Other Regulatory Assets Pending Final Regulatory Approval	9	9
Total Regulatory Assets Pending Final Regulatory Approval	$216	$181

	AEPTCo
	March 31,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Income Taxes, Net	$9	$9
Total Regulatory Assets Pending Final Regulatory Approval	$9	$9

	APCo
	March 31,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
West Virginia MRBC Surcharge (a)	$28	$—
Other Regulatory Assets Pending Final Regulatory Approval	2	2
Regulatory Assets Currently Not Earning a Return
2024-2025 Virginia Biennial Under-Earnings (b)	192	172
Plant Retirement Costs – Asset Retirement Obligation Costs (c)	173	169
Storm-Related Costs – West Virginia (d)	62	39
Pension Settlement	16	16
2026-2027 Virginia Biennial Under-Earnings	15	—
Virginia Corporate Alternative Minimum Tax	—	13
West Virginia Corporate Alternative Minimum Tax	—	11
Other Regulatory Assets Pending Final Regulatory Approval	29	18
Total Regulatory Assets Pending Final Regulatory Approval	$517	$440

(a)In April 2026, the WVPSC issued an order that affirms previously approved MRBC revenue requirements and allows APCo to perform a final true-up to recover past MRBC costs that were not reflected in MRBC surcharge rates in a timely manner. The timing of recovery through the ENEC will be determined in the Companies’ 2026 ENEC proceeding. See “West Virginia Modified Rate Base Cost (MRBC) Surcharge Update Filing” section below for additional information.
(b)In November 2025, the Virginia SCC issued a financing order approving a securitization that includes $141 million of storm operation and maintenance costs that are subject to a final review by the Virginia SCC after bond pricing.
(c)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.
(d)In March 2026, the WVPSC issued a financing order approving a securitization that includes $40 million of West Virginia jurisdictional storm operation and maintenance costs that are subject to a final review by the WVPSC after bond pricing.

	I&M
	March 31,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$4	$4
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs (a)	79	78
Storm-Related Costs – Indiana	32	29
Other Regulatory Assets Pending Final Regulatory Approval	6	7
Total Regulatory Assets Pending Final Regulatory Approval	$121	$118

(a)See “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.

	PSO
	March 31,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$32	$25
NOLC Costs (a)	21	23
Generation PBA and Delayed Retirement Deferral	17	13
Oklahoma Senate Bill 998 Deferral	16	9
Other Regulatory Assets Pending Final Regulatory Approval	15	14
Total Regulatory Assets Pending Final Regulatory Approval	$101	$84

(a)Approved for collection through rates, subject to refund.

	SWEPCo
	March 31,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$235	$220
Pirkey Plant Accelerated Depreciation	46	93
Retired Plant Costs - FERC	15	—
System Resiliency Plan Deferred Costs - Texas	11	1
Other Regulatory Assets Pending Final Regulatory Approval	7	2
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs - Louisiana, Texas	88	43
NOLC Costs (a)	65	66
Other Regulatory Assets Pending Final Regulatory Approval	21	20
Total Regulatory Assets Pending Final Regulatory Approval	$488	$445

(a)Approved for collection through rates, subject to refund, for Texas jurisdiction.
If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through March 31, 2026, AEP Texas’ cumulative revenues from transmission and distribution interim base rate increases that are subject to review are estimated to be approximately $159 million. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition.

2025 UTM Filing

In October 2025, AEP Texas submitted its first filing with the PUCT seeking recovery of eligible costs through the UTM. In March 2026, a Texas ALJ issued a PFD recommending partial disallowance of the requested amounts. In April 2026, AEP Texas filed responses reflective of the legislative intent of Texas House Bill 5247 (2025). The impact of the final decision, and any potential retroactive impacts, as authorized by the PUCT, will be reflected in AEP Texas’ financial statements in the period in which a final decision is issued. A decision is expected in the second quarter of 2026.

In March 2026, AEP Texas began billing interim rates subject to refund as part of the UTM filing. If the PUCT issues a ruling that differs from AEP Texas’ position, a refund or billing credit could be required. Investments included in the UTM and the existing capital tracker filings remain subject to prudency review in the utility’s next base rate review before the PUCT. AEP Texas deferred approximately $80 million of eligible costs through March 31, 2026 as a regulatory asset. If any of these deferred costs are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

APCo and WPCo Rate Matters (Applies to AEP and APCo)

2021-2023 ENEC Remand Cases

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

In March 2025, the WVPSC entered an order in the Companies’ 2021-2023 ENEC remand cases further describing its calculations of the ordered $232 million disallowance. In June 2025, the Companies submitted direct testimony on remand supporting a reduction to the WVPSC’s previously ordered disallowance of at least $179 million.

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

2024 West Virginia Base Rate Case

In September 2025, and in response to the WVPSC’s August 2025 order on the Companies’ 2024 West Virginia Base Rate Case, petitions for reconsideration were filed with the WVPSC to explain the financial consequences of the order and seek clarification on certain issues. In February 2026, the WVPSC issued an order upon reconsideration approving a revised ROE of 9.75%. This approved change in ROE results in a revision to the approved annual increase in base rates from $76 million ($67 million related to APCo) to $91 million ($79 million related to APCo) effective February 20, 2026. All other requests for reconsideration were rejected by the WVPSC.

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

The WVPSC’s August 2025 order on the Companies’ West Virginia base case filing, as described in the “2024 West Virginia Base Rate Case” section above, approved the termination of the MRBC and the transition of MRBC rates into base rates. The WVPSC did not rule on MRBC refunds proposed by WVPSC staff and an intervening party related to NOLCs and other issues.

In April 2026, the WVPSC issued an order that adjudicated the Companies’ 2024 MRBC update filing. This order affirms previously approved MRBC revenue requirements and allows the Companies to perform a final true-up in an ENEC filing to recover past MRBC costs that were not reflected in MRBC surcharge rates in a timely manner during the four-year existence of the surcharge. This order also allows the Companies to recognize a carrying charge on revised MRBC under-recovery balances starting September 2024 and for the Companies to recover the updated MRBC under-recovery with carrying charges through current ENEC surcharge rates over a period to be determined in the Companies’ 2026 ENEC proceeding. The April 2026 order also noted that collection of revenue requirement related to inclusion of a stand-alone NOLC deferred tax asset in MRBC rates may be subject to refund, pending the future issuance of a PLR or other guidance by the IRS. If any refund liabilities are imposed by the WVPSC related to NOLC, it could reduce future net income and cash flows and impact financial condition.

2025 West Virginia Securitization Filing

In March 2026, the WVPSC issued a final financing order approving the Companies’ proposed securitization of the following: (a) remaining combined unrecovered ENEC balances, (b) undepreciated West Virginia jurisdictional plant balances as of December 31, 2022 for the Amos, Mitchell and Mountaineer Plants, (c) undepreciated environmental costs previously approved for recovery through a separate West Virginia surcharge and (d) West Virginia jurisdictional deferred major storm operation and maintenance costs. As included in the WVPSC’s March 2026 order, shown below is a summary of the Companies’ combined $2.6 billion maximum securitization amount:

Proposed Securitized Items	APCo	WPCo	Total
	(in millions)
Undepreciated Utility Plant Balances of Amos, Mitchell and Mountaineer (as of December 31, 2022)	$1,145	$559	$1,704
ENEC Under-Recovery Regulatory Assets (a)	216	276	492
Forecasted Undepreciated CCR and ELG Investments of Amos, Mitchell and Mountaineer (as of November 30, 2024) (a)(b)	88	149	237
Deferred Storm Other Operation and Maintenance Expense Regulatory Assets (b)	155	3	158
Upfront Financing Costs (a)	10	6	16
Total	$1,614	$993	$2,607

(a)Amounts represent estimates. The WVPSC may update these estimates prior to securitization bond marketing.
(b)In December 2025, the KPSC approved KPCo’s request for a CPCN to make investments necessary for KPCo to resume: (a) a 50% share of the Mitchell Plant ELG Project and (b) a 50% share of non-ELG capital investments. This approval by the KPSC allows KPCo to continue taking a 50% share of energy and capacity from the Mitchell Plant to serve KPCo customers beyond December 31, 2028. See “Mitchell Plant Filing for Certificate of Public Convenience and Necessity” section below for additional information. In February 2026, WPCo requested that the WVPSC grant any additional authorizations necessary to enable WPCo to reflect the holdings and impact of the December 2025 KPSC order or make a determination that no such authorizations are required. WPCo forecasted CCR and ELG amounts related to the Mitchell Plant are subject to change pending a ruling from the WVPSC on WPCo’s February 2026 filing.

In accordance with the West Virginia statutory requirements and the financing order, the issuance of the securitization bonds is subject to final review by the WVPSC after bond pricing. The Companies will proceed with the securitization bond issuance process and plan to complete the securitization in the second half of 2026, subject to market conditions. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

2025 Virginia Securitization Filing

In July 2025, APCo filed a request with the Virginia SCC to finance, through the issuance of proposed 20-year securitization bonds, approximately $1.4 billion of Virginia jurisdictional undepreciated property balances and a major storm operation and maintenance regulatory asset deferral balance. This proposed securitization included: (a) $1.2 billion of undepreciated Virginia jurisdictional plant balances as of December 31, 2023 for the Amos and Mountaineer Plants and (b) $141 million of Virginia jurisdictional major storm other operation and maintenance expenses deferred during the 2024-2025 biennial period. In November 2025, the Virginia SCC issued a financing order approving securitization of the requested $1.4 billion of Virginia jurisdictional costs. In accordance with Virginia statutory requirements and the financing order, the issuance of the securitization bonds is subject to final review by the Virginia SCC after bond pricing. APCo expects to proceed with the securitization bond issuance process and to complete the securitization process in the second quarter of 2026, subject to market conditions. If any of these costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

ETT Rate Matters (Applies to AEP)

ETT Interim Transmission Rates

AEP has a 50% equity ownership interest in ETT. Predominantly all of ETT’s revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next base rate proceeding. Through March 31, 2026, AEP’s share of ETT’s cumulative revenues from interim base rate increases that are subject to a prudency review is approximately $1 million. A base rate review could produce a refund to customers if ETT incurs a disallowance of the transmission investment on which an interim increase was based. A revenue decrease, including a refund of interim transmission rates, could reduce future net income and cash flows and impact financial condition.

2026 ETT Base Rate Case

In April 2026, ETT filed a request with the PUCT for a $42 million annual base rate increase over its adjusted test year revenues which includes interim transmission rate updates. ETT’s request is based upon a proposed 10.5% ROE with a capital structure of 55% debt and 45% common equity. The rate case seeks a prudence review determination on cumulative capital additions included in interim rates. A procedural schedule for the case is pending. If any of the costs in the case are not recoverable or refunds collected under interim transmission rates are ordered to be returned, it could reduce future net income and cash flows and impact financial condition.

I&M Rate Matters (Applies to AEP and I&M)

Michigan Power Supply Cost Recovery (PSCR) Reconciliation

2024 PSCR Reconciliation

In March 2025, I&M submitted its 2024 PSCR Reconciliation to the MPSC. In October 2025, MPSC staff and intervenors submitted testimony recommending PSCR cost disallowances associated with the OVEC ICPA and the Rockport UPA with AEGCo ranging from $259 thousand to $14 million. A hearing on I&M’s 2024 PSCR Reconciliation was held in December 2025. In April 2026, an ALJ issued a PFD recommending a $2 million cost disallowance associated with the OVEC ICPA and no cost associated with the Rockport UPA with AEGCo. An MPSC order is expected in the second quarter of 2026. Any future disallowances ordered by the MPSC on I&M’s 2024 PSCR Reconciliation could reduce future net income and cash flows and impact financial condition.

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

In February 2026, I&M submitted its FAC filing and earnings test evaluation for the period ended November 2025. I&M proposed an over-earnings credit to customers for the earnings test period ending November 2025 of $53 million based on requested modifications to jurisdictional cost allocations to more accurately reflect I&M’s cost to serve Indiana retail customers. In April 2026, I&M and an intervening party submitted a settlement agreement recommending that the IURC approve I&M’s proposed modifications to jurisdictional cost allocations and proposed over-earnings credit of $53 million for the earnings test period ending November 2025. A hearing will be held in May 2026 and an IURC order is expected in the second quarter of 2026. An IURC order approving I&M’s proposed jurisdictional cost allocation modifications as included in the settlement agreement would increase future net income and cash flows and impact financial condition.

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

To operate in accordance with KPSC and WVPSC directives related to Mitchell Plant ELG investments, KPCo and WPCo expect to utilize existing authority under the Mitchell Plant Operating Agreement to revise billing procedures resulting in equal allocation of costs. In February 2026, WPCo requested that the WVPSC grant any additional authorizations necessary to enable WPCo to reflect the holdings and impact of the December 2025 KPSC order or make a determination that no such authorizations are required. As of March 31, 2026, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal and including CWIP and inventory, and prior to the effect of revised billing procedures expected under the Mitchell Plant Operating Agreement to comply with the KPSC’s December 2025 order, was $517 million.

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

In February 2026, the KPSC issued an order modifying the January 2026 settlement agreement and approving an annual increase of $55 million in Kentucky retail rates based upon a 9.75% base rate ROE effective March 1, 2026. This increase is inclusive of a $36 million increase in base rates and a $19 million increase due to the new generation rider. The order reduced the settlement revenue requirement by $22 million primarily due to a $10 million reduction related to FERC transmission expense and a $9 million reduction in incentive and other compensation. Additionally, the KPSC ordered that $47 million of certain vegetation management costs previously incurred and capitalized from January 2018 through May 2025 should be reclassified as a regulatory asset to be recovered over a 30 year period with no carrying costs, and that prospective vegetation management costs incurred should no longer be capitalized but instead be treated as operating expense.

In March 2026, KPCo filed a request with the KPSC seeking rehearing on the vegetation management finding in the base case order in addition to certain other denied costs. In April 2026, the KPSC issued an order approving KPCo’s request for rehearing and set a procedural schedule for submitting information requests. Additionally, the order authorized KPCo to defer $17 million of certain vegetation management costs previously incurred and capitalized from June 2025 through February 2026 to a regulatory asset, pending the KPSC’s final decision on rehearing. If any costs included in the request for rehearing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

In August 2024, the PUCO issued orders pertaining to the OVEC cost recovery audits that: (a) denied intervenors’ application for rehearing on the 2016-2017 audit period, (b) determined costs incurred by OPCo during the 2018-2019 audit period were prudent, (c) determined costs incurred by OPCo during the 2020 audit period were prudent and (d) recommended no disallowances for any mentioned audit period in question. In September 2024, intervenors filed for rehearing on the 2018-2019 and 2020 OVEC cost recovery audit periods claiming the PUCO’s August 2024 orders to adopt the findings of the audit reports were unjust, unlawful and unreasonable for multiple reasons, including the position that OPCo recovered imprudently incurred costs. In October 2024, the PUCO denied the intervenors’ applications for rehearing of the 2018-2019 and 2020 audit periods. In December 2024, intervenors filed appeals with the Supreme Court of Ohio on the PUCO’s denial for rehearing. In April 2026, the Supreme Court of Ohio issued a decision affirming the PUCO’s August 2024 order which determined costs incurred by OPCo during the 2018-2019 audit period were prudent.

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

In January 2026, OPCo, the PUCO staff, and certain intervenors filed a settlement agreement with the PUCO. After incorporating reductions to rider rates, the settlement reflects an annual net revenue increase of $11 million based upon a 9.84% ROE and a capital structure of 49.1% debt and 50.9% common equity while also securing a reduction in customer rates through the amortization of $82 million of deferred tax regulatory liabilities over 18 months, an item not included in the original application. The resulting overall annual revenue impact is a net decrease of $59 million. The difference between OPCo’s requested annual base rate increase and the settlement is primarily due to a reduction in the requested ROE. Additionally, the agreement proposed increased revenue caps for the Distribution Investment Rider, annual cost cap increases in the Enhanced Service Reliability Rider and would result in no material disallowances. In April 2026, the PUCO issued an order approving the joint stipulation and settlement agreement and rates went into effect. In May 2026, two intervenors filed applications for rehearing.

March 2026 Storm Costs

In March 2026, the service territory of OPCo was impacted by strong winds from an isolated storm resulting in power outages and damage to the transmission and distribution infrastructure. As of March 31, 2026, OPCo had incurred approximately $20 million in incremental operation and maintenance costs related to service restoration efforts. The incremental storm restoration costs have been deferred as a regulatory asset and OPCo expects to seek future recovery of those costs through its approved storm cost recovery mechanism.

PSO Rate Matters (Applies to AEP and PSO)

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

In May 2026, various intervenors and staff filed testimony supporting an annual base rate increase ranging from $10 million to $109 million based on a recommended ROE ranging from 8.3% to 9.38%. The primary differences between PSO’s requested annual increase in base rates and staff and intervenors’ recommendations include: (a) a reduction in the proposed ROE, (b) modifications to PSO’s previously approved treatment of a stand-alone NOLC deferred tax asset in rate base, (c) treatment of storm costs and (d) adjustments to PSO's proposed depreciation and amortization.

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

In March 2026, various intervenors filed testimony supporting a reduction to SWEPCo's net request ranging from $36 million to $64 million based on a recommended ROE ranging from 9.25% to 9.44%. In March 2026, PUCT staff filed testimony supporting a reduction to SWEPCo's net request of $26 million based on an ROE of 9.6%. The primary differences between SWEPCo’s requested annual increase in base rates and staff and intervenors’ recommendations include: (a) recovery of Pirkey Plant, (b) modifications to SWEPCo’s previously approved treatment of a stand-alone NOLC deferred tax asset in rate base and (c) a reduction in the proposed ROE.

In April 2026, a unanimous settlement in principle was reached and SWEPCo filed a motion to abate the hearing. A PUCT order on the settlement is not expected until the fourth quarter of 2026.

If the PUCT does not accept the settlement and any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

FERC Rate Matters

Independence Energy Connection Project (Applies to AEP)

In 2016, PJM approved the Independence Energy Connection Project (IEC) and included it in its Regional Transmission Expansion Plan to alleviate congestion. Transource Energy has an ownership interest in the IEC, which is located in Maryland and Pennsylvania. In June 2020, the Maryland Public Service Commission approved a CPCN to construct the portion of the IEC in Maryland. In May 2021, the Pennsylvania Public Utility Commission (PAPUC) denied the IEC certificate for siting and construction of the portion in Pennsylvania. Transource Energy appealed the PAPUC ruling in Pennsylvania state court and challenged the ruling before the United States District Court for the Middle District of Pennsylvania. In May 2022, the Pennsylvania state court issued an order affirming the PAPUC decision as to state law claims. In December 2023, the United States District Court for the Middle District of Pennsylvania granted summary judgment in favor of Transource Energy, finding that the PAPUC decision violated federal law and the United States Constitution. In January 2024, the PAPUC filed an appeal of the district court’s grant of summary judgment with the United States Court of Appeals for the Third Circuit. In September 2025, the United States Court of Appeals for the Third Circuit affirmed the December 2023 district court order in favor of Transource Energy. The Pennsylvania Attorney General subsequently petitioned to intervene, which the United States Court of Appeals for the Third Circuit denied. The Pennsylvania Attorney General sought review of the United States Court of Appeals for the Third Circuit’s denial at the United States Supreme Court, which is pending.

In October 2025, the Maryland Public Service Commission approved an extension of the construction commencement deadline to May 2026. Additional regulatory proceedings before the PAPUC are expected to resume in 2026.

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. At that time, PJM stated that the IEC had not been canceled and remained necessary to alleviate congestion. In July 2025, PJM removed the IEC from suspended status and indicated the project going forward will be included in PJM’s models with a modified scope. PJM continues to evaluate reliability and market efficiency in the area. As of March 31, 2026, AEP’s share of IEC capital expenditures was approximately $96 million, located in Total Property, Plant and Equipment - Net on AEP’s balance sheets. The FERC has previously granted abandonment benefits for this project, allowing the full recovery of prudently incurred costs if the project is canceled for reasons outside the control of Transource Energy. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In January 2024, the FERC issued two orders granting formal challenges by certain unaffiliated customers related to stand-alone treatment of NOLCs in the 2021 Transmission Formula Rates of the AEP transmission owning subsidiaries within PJM and SPP. The FERC directed the AEP transmission owning subsidiaries within PJM and SPP to provide refunds with interest on all amounts collected for the 2021 rate year, and for such refunds to be reflected in the annual update for the next rate year. Accordingly, AEP transmission owning subsidiaries within PJM and SPP provided refunds for the 2021 rate year, primarily through 2025 transmission revenue requirements. AEP transmission owning subsidiaries within PJM and SPP have not been directed to make cash refunds related to 2022 through 2025 rate years. As a result of the January 2024 FERC orders, the Registrants’ balance sheets reflected a liability for the probable refund of all NOLC revenues included in transmission formula rates, with interest.

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

In June 2025, the FERC issued two orders, partially reversing its January 2024 decisions on the basis of IRS PLRs accepted into the record, and concluding that the accelerated depreciation-related NOLC adjustments should be included in rate base and should also be included in the computation of Excess ADIT regulatory liabilities to be refunded to customers. Requests for rehearing were filed by intervenors in July 2025 and were rejected by FERC on the merits in November 2025. In March 2026, an intervenor filed a formal challenge and complaint regarding the NOLC adjustments in the 2025 annual update covering the transmission formula rates for 2024 in PJM. Intervenors have filed petitions for review of the FERC’s orders in this matter with the United States Court of Appeals for the District of Columbia Circuit. The appeals have been consolidated and are pending the establishment of a procedural schedule.

As directed by the FERC in its June 2025 order, AEP transmission owning subsidiaries within PJM and SPP submitted compliance filings in August 2025 that revised the March 2024 refund compliance reports and permit the collection of excess refunds provided to customers, with interest, in the annual update for the 2025 rate year. In October 2025, intervenors filed comments in response to the compliance filings. In March and April 2026, the FERC approved the AEP transmission owning subsidiaries’ compliance filings related to PJM and SPP, respectively.

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

Transmission Agreement Cost Allocation Complaint (Applies to AEP, APCo, I&M and OPCo)

In March 2025, the KPSC and the Attorney General of Kentucky filed a complaint at the FERC against AEPSC and the AEP East Companies challenging the manner in which costs are allocated for local transmission projects pursuant to the TA. The complaint contends that certain costs allocated to KPCo are unjust, unreasonable and provide no benefit to KPCo customers. The relief requested in the complaint includes requiring a revision to the TA so that the costs for local transmission projects remain exclusively with the retail distribution service territory where the project is located unless a specific project is granted approval to establish a different cost allocation by the state commissions. Various parties have filed comments and motions to intervene. In May 2025, AEP filed a motion to dismiss and answered the complaint. In November 2025, the FERC issued an order denying the KPSC and Attorney General of Kentucky complaint. In December 2025, the KPSC and Attorney General of Kentucky requested a rehearing of the November order denying the complaint. In January 2026, the FERC issued a notice of denial of the request for rehearing by operation of law, providing the FERC with additional time to consider and decide on the merits of the request. In February 2026, the KPSC and Attorney General of Kentucky filed a petition for review of the FERC’s orders in this matter with the United States Court of Appeals for the Sixth Circuit. In March 2026, the FERC again denied the complaint, continuing to find that the KPSC and Attorney General of Kentucky have not met their burden of proof. If the FERC orders a change in the way costs are allocated pursuant to the TA it could impact future net income, cash flows and financial condition.

FERC Audit (Applies to all Registrant Subsidiaries)

The FERC Division of Audits and Accounting initiated an audit of SWEPCo in April 2024 evaluating certain accounting and reporting requirements under various FERC regulations, including compliance with the approved terms, rates and conditions of its SPP transmission formula rate mechanism. In March 2026, the FERC issued a final audit report which included, among other things, findings and recommendations related to SWEPCo's policy for the capitalization of certain vegetation management costs.

As a result of the final audit report, effective starting the first quarter of 2026, AEP will no longer capitalize the vegetation management costs identified in the FERC finding on a prospective basis. AEP's PJM and SPP transmission formula rates will provide recovery of these costs as an expense effective with the 2026 rate year. Retail ratemaking for these costs will be determined in current or future ratemaking proceedings in each jurisdiction which may allow the continued capitalization of these costs as property, plant and equipment or deferral as regulatory assets. Management is unable to predict the outcome in any current or future ratemaking proceeding. If any refund liabilities are imposed by any retail commission or any disallowances occur, it would reduce future net income and cash flows and impact financial condition.

Further discussions with the FERC audit staff will be held in 2026 to finalize the resolution of all findings noted in the final audit report. If any refund liabilities are imposed by the FERC or any disallowances occur, it would reduce future net income and cash flows and impact financial condition for SWEPCo.

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

For current proceedings not specifically discussed below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial statements. The Commitments, Guarantees and Contingencies note within the 2025 Annual Report should be read in conjunction with this report.

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

In April 2026, AEP increased its $5 billion revolving credit facility to $6.5 billion and extended the due date from March 2029 to April 2031. Also, in April 2026, AEP increased its $1 billion revolving credit facility to $1.5 billion and extended the due date from March 2027 to April 2029. AEP may issue up to $1.2 billion as letters of credit under these revolving credit facilities on behalf of subsidiaries. As of March 31, 2026, no letters of credit were issued under either revolving credit facility.

An uncommitted facility gives AEP the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under six uncommitted facilities totaling $450 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of March 31, 2026 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$404	April 2026 to March 2027

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of March 31, 2026, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase-and-sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase-and-sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of March 31, 2026, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$36
AEP Texas	8
APCo	5
I&M	4
OPCo	6
PSO	3
SWEPCo	4

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

In January 2026, APCo received a final order from the Virginia SCC approving the recovery of $80 million of Legacy CCR Rule regulatory assets through 2041 and concurrent recovery of ongoing depreciation and accretion expenses. AEP will continue to seek cost recovery through regulated rates in other jurisdictions, including proposal of new regulatory mechanisms for cost recovery where existing mechanisms are not applicable. The rule could have an additional, material adverse impact on net income, cash flows and financial condition if AEP cannot ultimately recover these additional costs of compliance. Several parties, including AEP and one of its trade associations, have filed petitions for review of the Legacy CCR Rule with the U.S. Court of Appeals for the District of Columbia Circuit. The litigation is being held in abeyance. In February 2026, the Federal EPA finalized a rule that provides additional time to meet facility evaluation requirements for identifying CCR management units and to comply with groundwater monitoring provisions. Additionally, this rule makes conforming changes to the remaining CCR management units compliance deadlines. Management cannot predict the outcome of the litigation.

In April 2026, the Federal EPA proposed revisions to the CCR Rule that would rescind requirements for CCR management units, revise requirements for beneficial use of CCR materials, allow expanded reliance on state-approved and other regulatory closures of legacy units, and introduce a new, permit-based, site-specific compliance pathway. The proposal is expected to be finalized by the end of 2026. Management is evaluating the proposal and intends to participate in the rulemaking process through submission of comments, but cannot predict the outcome of the rulemaking process.

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

Claims for Indemnification Made by Owners of the Gavin Power Station (Applies to AEP)

AEP sold the Gavin Power Station to Gavin Power LLC and Lighthouse Generation LLC in 2017. Pursuant to the PSA for that transaction, AEP maintained responsibility to complete closure of the 300 acre unlined fly ash reservoir (FAR) pond in accordance with the closure plan approved by the Ohio Environmental Protection Agency and to indemnify the purchasers for that work. In July 2021, closure work was completed by AEP. In November 2022, the Federal EPA issued a final decision denying Gavin Power LLC’s requested extension to allow another pond at the Gavin Power Station, the CCR surface impoundment, to continue to receive CCR and non-CCR waste streams after April 11, 2021 until May 4, 2023 (the Gavin Denial). As part of the Gavin Denial, the Federal EPA made several assertions related to the CCR Rule, including an assertion that the closure of the FAR is noncompliant with the CCR Rule in multiple respects. The owners of the Gavin Power Station have notified AEP that they believe they are entitled to indemnification for any damages that may result from these claims, including any future enforcement or litigation resulting from any determinations of noncompliance by the Federal EPA with various aspects of the CCR Rule consistent with the Gavin Denial. The owners of the Gavin Power Station have also sought indemnification for landowner claims for property damage allegedly caused by modifications to the FAR. Management does not believe that the owners of the Gavin Power Station have any valid claim for indemnity or otherwise against AEP under the

PSA. In January 2024, Gavin Power LLC filed a complaint with the United States District Court for the Southern District of Ohio, alleging various violations of the Administrative Procedure Act and asserting that the Federal EPA, through its prior inaction, has waived and is estopped from raising certain objections raised in the Gavin Denial. The complaint does not assert any claims against AEP. In August 2025, the District Court granted the Federal EPA’s Motion to Dismiss the complaint and the Court dismissed the case in December 2025. Based on the information currently available, management does not believe a loss is probable and cannot determine a range of potential losses, if any, that is reasonably possible of occurring.

6. ACQUISITIONS AND IMPAIRMENTS

The disclosures in this note apply to AEP unless indicated otherwise.

ACQUISITIONS

Oregon Clean Energy Center (Applies to AEP and I&M)

In March 2026, I&M completed the acquisition of 100% of the equity interests in Oregon Clean Energy, LLC, the owner of the Oregon Clean Energy Center (Oregon Plant), a natural gas powered, combined-cycle electric generation facility located in Oregon, Ohio. The Oregon Plant began commercial operations in 2017. I&M acquired the Oregon Plant to provide capacity and energy to both I&M Indiana and FERC jurisdictional customers. As approved by the IURC in November 2025 and prior to incorporation into the development of Indiana base rates, I&M will initially reflect costs associated with the Oregon Plant either as eligible costs for recovery through existing I&M Indiana riders or in I&M’s ongoing Indiana earnings test evaluation.

In accordance with the guidance for “Business Combinations,” management determined the acquisition of the Oregon Plant represents an asset acquisition. Asset acquisition is accounted for using a cost accumulation model with the cost of the acquisition allocated to the acquired assets and assumed liabilities based on their relative fair value. The table below summarizes the impact at acquisition on I&M’s balance sheets:

Plant Name	Fuel Type	Net Maximum Capacity	Property, Plant and Equipment, Net	Prepayments & Other Current Assets	Materials & Supplies	Accounts Receivable	Accounts Payables

		(MWs)	(in millions)
Oregon Plant	Natural Gas	870	$918	$35	$5	$16	$9

IMPAIRMENTS

2025 Texas Base Rate Case (Applies to AEP and SWEPCo)

During the first quarter of 2026, SWEPCo recorded a pretax disallowance of $31 million in Asset Impairments and Other Related Charges on the statements of income due to a probable partial regulatory disallowance of recovery of the Pirkey Plant net book value in the 2025 Texas Base Rate Case. See the “2025 Texas Base Rate Case” section of Note 4 for additional information.

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

Components of Net Periodic Benefit Cost (Credit)

Pension Plans

Three Months Ended March 31, 2026	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$25	$2	$2	$3	$2	$2	$2
Interest Cost	51	4	6	6	5	3	3
Expected Return on Plan Assets	(64)	(5)	(8)	(8)	(7)	(4)	(4)
Amortization of Net Actuarial Loss	11	1	1	1	1	—	1
Net Periodic Benefit Cost	$23	$2	$1	$2	$1	$1	$2

Three Months Ended March 31, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$24	$2	$2	$3	$2	$1	$2
Interest Cost	53	5	6	6	5	3	3
Expected Return on Plan Assets	(70)	(6)	(9)	(9)	(7)	(4)	(4)
Amortization of Net Actuarial Loss	4	—	1	—	—	—	—
Net Periodic Benefit Cost	$11	$1	$—	$—	$—	$—	$1

OPEB

Three Months Ended March 31, 2026	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$1	$—	$—	$—	$—	$—	$—
Interest Cost	8	1	1	1	1	—	1
Expected Return on Plan Assets	(29)	(3)	(4)	(4)	(3)	(1)	(2)
Amortization of Prior Service Credit	(1)	—	—	—	—	—	—
Amortization of Net Actuarial Gain	(1)	—	—	—	—	—	—
Net Periodic Benefit Credit	$(22)	$(2)	$(3)	$(3)	$(2)	$(1)	$(1)

Three Months Ended March 31, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$1	$—	$—	$—	$—	$—	$—
Interest Cost	8	1	1	1	1	—	1
Expected Return on Plan Assets	(28)	(3)	(4)	(3)	(3)	(1)	(2)
Amortization of Prior Service Credit	(1)	—	—	—	—	—	—
Net Periodic Benefit Credit	$(20)	$(2)	$(3)	$(2)	$(2)	$(1)	$(1)

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

The tables below represent AEP’s reportable segment income statement information for the three months ended March 31, 2026 and 2025 and reportable segment balance sheet information as of March 31, 2026 and December 31, 2025. The significant expenses disclosed below align with the segment-level information that is regularly provided to the CODM.

	Three Months Ended March 31, 2026
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$3,365	$1,594	$127	$931	$6,017	$3	$—		$6,020
Other Operating Segments	75	15	471	21	582	28	(610)	(b)	—
Total Revenues	3,440	1,609	598	952	6,599	31	(610)		6,020

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,075	271	—	854	2,200	—	(82)		2,118
Other Operation and Maintenance	1,017	580	53	9	1,659	38	(536)		1,161
Asset Impairments and Other Related Charges	31	—	—	—	31	—	—		31
Depreciation and Amortization	559	217	131	5	912	(5)	—		907
Taxes Other Than Income Taxes	144	200	90	1	435	—	8		443
Allowance for Equity Funds Used During Construction	23	25	22	—	70	—	—		70
Interest Expense	245	105	69	1	420	166	(34)		552
Income Tax Expense (Benefit)	(48)	40	67	22	81	(37)	—		44
Equity Earnings of Unconsolidated Subsidiaries	—	—	25	—	25	—	—		25
Other Segment Items (c)	(22)	(16)	26	(15)	(27)	(22)	34		(15)
Earnings (Loss) Attributable to AEP Common Shareholders	$462	$237	$209	$75	$983	$(109)	$—		$874

Gross Property Additions	$2,143	$1,061	$433	$5	$3,642	$147	$6		$3,795

	Three Months Ended March 31, 2025
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$3,086	$1,515	$116	$730	$5,447	$16	$—		$5,463
Other Operating Segments	52	12	426	17	507	28	(535)	(b)	—
Total Revenues	3,138	1,527	542	747	5,954	44	(535)		5,463

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,075	263	—	583	1,921	—	(68)		1,853
Other Operation and Maintenance	884	577	37	30	1,528	16	(473)		1,071
Depreciation and Amortization	515	203	116	4	838	(5)	—		833
Taxes Other Than Income Taxes	134	205	75	1	415	1	6		422
Allowance for Equity Funds Used During Construction	16	19	22	—	57	—	—		57
Interest Expense	200	112	57	2	371	147	(23)		495
Income Tax Expense (Benefit)	45	34	67	36	182	(57)	—		125
Equity Earnings of Unconsolidated Subsidiaries	—	1	24	—	25	13	—		38
Other Segment Items (c)	(23)	(12)	1	(11)	(45)	(19)	23		(41)
Earnings (Loss) Attributable to AEP Common Shareholders	$324	$165	$235	$102	$826	$(26)	$—		$800

Gross Property Additions	$921	$704	$430	$4	$2,059	$30	$11		$2,100

	March 31, 2026
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets	$63,757	$30,250	$20,277	$2,598	$116,882	$6,451	(d)	$(5,557)	(e)	$117,776

Investments in Equity Method Investees	$9	$4	$1,090	$—	$1,103	$196		$—		$1,299

	December 31, 2025
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets	$61,778	$29,272	$19,719	$2,003	$112,772	$6,733	(d)	$(5,045)	(e)	$114,460

Investments in Equity Method Investees	$9	$4	$1,068	$—	$1,081	$171		$—		$1,252

(a)Corporate and Other primarily includes the purchasing of receivables from certain AEP utility subsidiaries. This segment also includes Parent’s guarantee revenue received from affiliates, investment income, interest income and interest expense, income tax expense and other nonallocated costs.
(b)Represents inter-segment revenues.
(c)Other segment items included in segment earnings (loss) attributable to AEP common shareholders primarily includes Interest and Dividend Income, Non-Service Cost Components of Net Periodic Benefit Cost and Net Income (Loss) Attributable to Noncontrolling Interests.
(d)Includes elimination of AEP Parent’s investments in wholly-owned subsidiary companies.
(e)Reconciling Adjustments for Total Assets primarily include elimination of intercompany advances to affiliates and intercompany accounts receivable.

Registrant Subsidiaries’ Reportable Segments (Applies to all Registrant Subsidiaries except AEPTCo)

The Registrant Subsidiaries each have one reportable segment, an integrated electricity generation, transmission and distribution business for APCo, I&M, PSO and SWEPCo, and an integrated electricity transmission and distribution business for AEP Texas and OPCo.  Other activities are insignificant.  The Registrant Subsidiaries’ operations are managed on an integrated basis because of the substantial impact of cost-based rates and regulatory oversight on the business process, cost structures and operating results. The CODM of each Registrant Subsidiary is the AEP President and CEO, who makes operating decisions, allocates resources to and assesses performance based on these reportable segments. The CODM uses earnings (loss) attributable to common shareholders and net income (loss) that is reported on the Registrant Subsidiaries’ statements of income as a measure of segment profit or loss in making these decisions. Earnings (loss) attributable to common shareholders and net income (loss) include intercompany revenues and expenses that are eliminated on the consolidated financial statements. The expenses disclosed on the Registrant Subsidiaries’ statements of income align with the segment-level significant expenses that are regularly provided to the CODM. Total Assets is reported on the consolidated financial statements. Gross Property Additions for the Registrant Subsidiaries is represented by the sum of Construction Expenditures and Acquisition of Assets on the consolidated financial statements. See Registrant Subsidiaries statements of income, balance sheets and cash flows for details.

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

The tables below present AEPTCo’s reportable segment income statement information for the three months ended March 31, 2026 and 2025 and reportable segment balance sheet information as of March 31, 2026 and December 31, 2025. The significant expenses disclosed below align with the segment-level information that is regularly provided to the CODM.

	Three Months Ended March 31, 2026
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$110	$—		$—		$110
Sales to AEP Affiliates	468	—		—		468
Total Revenues	578	—		—		578

Other Operation and Maintenance	51	—		—		51
Depreciation and Amortization	128	—		—		128
Taxes Other Than Income Taxes	88	—		—		88
Interest Income	1	73		(72)	(a)	2
Allowance for Equity Funds Used During Construction	22	—		—		22
Interest Expense	65	72		(72)	(a)	65
Income Tax Expense	60	—		—		60
Other Segment Items (b)	—	27		—		27
Earnings (Loss) Attributable to AEPTCo Common Shareholders	$209	$(26)	(c)	$—		$183

Gross Property Additions	$403	$—		$—		$403

	Three Months Ended March 31, 2025
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$104	$—		$—		$104
Sales to AEP Affiliates	423	—		—		423
Total Revenues	527	—		—		527

Other Operation and Maintenance	34	—		—		34
Depreciation and Amortization	114	—		—		114
Taxes Other Than Income Taxes	74	—		—		74
Interest Income	—	89		(89)	(a)	—
Allowance for Equity Funds Used During Construction	22	—		—		22
Interest Expense	84	60		(89)	(a)	55
Income Tax Expense	61	—		—		61
Earnings Attributable to AEPTCo Common Shareholders	$182	$29	(c)	$—		$211

Gross Property Additions	$422	$—		$—		$422

	March 31, 2026
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets	$18,456	$6,997	(d)	$(6,922)	(e)	$18,531

	December 31, 2025
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets	$17,983	$6,766	(d)	$(6,750)	(e)	$17,999

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

The following table represents the gross notional volume of the Registrants’ outstanding derivative contracts:

	Notional Volume of Derivative Instruments

	March 31, 2026							December 31, 2025
Primary Risk Exposure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Commodity:
Power (MWhs)	292	—	9	4	2	3	2	327	—	23	8	2	8	6
Natural Gas (MMBtus)	190	—	46	—	—	50	26	166	—	48	—	—	44	26
Heating Oil and Gasoline (Gallons)	9	2	1	2	1	1	1	8	2	1	2	1	1	1
Interest Rate (USD)	$30	$—	$—	$—	$—	$—	$—	$40	$—	$—	$—	$—	$—	$—
Interest Rate on Long-term Debt (USD)	$500	$—	$—	$—	$—	$—	$—	$500	$—	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles. AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $56 million and $83 million as of March 31, 2026 and December 31, 2025, respectively. The amount of cash collateral received from third-parties netted against short-term and long-term risk management assets was not material for the Registrant Subsidiaries as of March 31, 2026. There was no cash collateral received from third-parties netted against short-term and long-term risk management assets for the Registrant Subsidiaries as of December 31, 2025. The amount of cash collateral paid to third-parties netted against short-term and long-term risk management liabilities was not material for the Registrants as of March 31, 2026 and December 31, 2025.

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

	March 31, 2026
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$798	$1	$24	$18	$1	$22	$17
Hedging Contracts - Commodity	64	—	—	—	—	—	—
Total Current Risk Management Assets	862	1	24	18	1	22	17

Long-term Risk Management Assets
Risk Management Contracts - Commodity	495	—	2	—	—	—	—
Hedging Contracts - Commodity	51	—	—	—	—	—	—
Total Long-term Risk Management Assets	546	—	2	—	—	—	—

Total Assets	$1,408	$1	$26	$18	$1	$22	$17

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$693	$—	$9	$20	$4	$30	$11
Hedging Contracts - Commodity	20	—	—	—	—	—	—
Hedging Contracts - Interest Rate	16	—	—	—	—	—	—
Total Current Risk Management Liabilities	729	—	9	20	4	30	11

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	419	—	1	—	28	5	3
Hedging Contracts - Commodity	16	—	—	—	—	—	—
Hedging Contracts - Interest Rate	16	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	451	—	1	—	28	5	3

Total Liabilities	$1,180	$—	$10	$20	$32	$35	$14

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$228	$1	$16	$(2)	$(31)	$(13)	$3

	December 31, 2025
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$720	$—	$82	$23	$—	$44	$37
Hedging Contracts - Commodity	56	—	—	—	—	—	—
Total Current Risk Management Assets	776	—	82	23	—	44	37

Long-term Risk Management Assets
Risk Management Contracts - Commodity	518	—	2	1	—	—	—
Hedging Contracts - Commodity	63	—	—	—	—	—	—
Total Long-term Risk Management Assets	581	—	2	1	—	—	—

Total Assets	$1,357	$—	$84	$24	$—	$44	$37

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$500	$—	$5	$13	$5	$29	$11
Hedging Contracts - Commodity	16	—	—	—	—	—	—
Hedging Contracts - Interest Rate	16	—	—	—	—	—	—
Total Current Risk Management Liabilities	532	—	5	13	5	29	11

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	420	—	1	1	28	1	2
Hedging Contracts - Commodity	5	—	—	—	—	—	—
Hedging Contracts - Interest Rate	13	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	438	—	1	1	28	1	2

Total Liabilities	$970	$—	$6	$14	$33	$30	$13

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$387	$—	$78	$10	$(33)	$14	$24

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

	March 31, 2026
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$862	$1	$24	$18	$1	$22	$17
Gross Amounts Offset	(616)	(1)	(2)	(15)	(1)	(1)	(2)
Net Amounts Presented	246	—	22	3	—	21	15

Long-term Risk Management Assets
Gross Amounts Recognized	546	—	2	—	—	—	—
Gross Amounts Offset	(313)	—	(2)	—	—	—	—
Net Amounts Presented	233	—	—	—	—	—	—

Total Assets	$479	$—	$22	$3	$—	$21	$15

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$729	$—	$9	$20	$4	$30	$11
Gross Amounts Offset	(599)	—	(2)	(20)	—	—	(1)
Net Amounts Presented	130	—	7	—	4	30	10

Long-term Risk Management Liabilities
Gross Amounts Recognized	451	—	1	—	28	5	3
Gross Amounts Offset	(286)	—	(1)	—	—	—	—
Net Amounts Presented	165	—	—	—	28	5	3

Total Liabilities	$295	$—	$7	$—	$32	$35	$13

Total MTM Derivative Contract Net Assets (Liabilities)	$184	$—	$15	$3	$(32)	$(14)	$2

	December 31, 2025
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$776	$—	$82	$23	$—	$44	$37
Gross Amounts Offset	(424)	—	(1)	(13)	—	(2)	(2)
Net Amounts Presented	352	—	81	10	—	42	35

Long-term Risk Management Assets
Gross Amounts Recognized	581	—	2	1	—	—	—
Gross Amounts Offset	(316)	—	(1)	(1)	—	—	—
Net Amounts Presented	265	—	1	—	—	—	—

Total Assets	$617	$—	$82	$10	$—	$42	$35

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$532	$—	$5	$13	$5	$29	$11
Gross Amounts Offset	(400)	—	(2)	(13)	—	(2)	(2)
Net Amounts Presented	132	—	3	—	5	27	9

Long-term Risk Management Liabilities
Gross Amounts Recognized	438	—	1	1	28	1	2
Gross Amounts Offset	(260)	—	(1)	(1)	—	—	—
Net Amounts Presented	178	—	—	—	28	1	2

Total Liabilities	$310	$—	$3	$—	$33	$28	$11

Total MTM Derivative Contract Net Assets (Liabilities)	$307	$—	$79	$10	$(33)	$14	$24

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on Risk Management Contracts

	Three Months Ended March 31, 2026
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(30)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	99	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	—	(31)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	9	—	9	—	—	—	—
Regulatory Assets (a)	(6)	—	(3)	—	2	(3)	(3)
Regulatory Liabilities (a)	181	2	103	7	3	35	10
Total Gain (Loss) on Risk Management Contracts	$253	$2	$109	$(24)	$5	$32	$7

	Three Months Ended March 31, 2025
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(33)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	(143)	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	—	(33)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	3	—	3	—	—	—	—
Regulatory Assets (a)	53	—	—	—	48	4	1
Regulatory Liabilities (a)	80	—	39	5	3	12	14
Total Gain (Loss) on Risk Management Contracts	$(40)	$—	$42	$(28)	$51	$16	$15

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

Accounting for Fair Value Hedging Strategies (Applies to AEP)

For fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset, liability or an identified portion thereof attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item associated with the hedged risk impacts net income during the period of change.

AEP records realized and unrealized gains or losses on interest rate swaps that are designated and qualify for fair value hedge accounting treatment and any offsetting changes in the fair value of the debt being hedged in Interest Expense on the statements of income.

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(in millions)
Long-term Debt (a) (b)	$(479)	$(484)	$20	$15

(a)Amounts included within Long-term Debt on the balance sheet.
(b)Amounts include $(13) million and $(14) million as of March 31, 2026 and December 31, 2025, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$(3)	$3
Fair Value Portion of Long-term Debt (a)	3	(3)

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity, Fuel and Other Consumables Used for Electric Generation on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three months ended March 31, 2026 and 2025, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three months ended March 31, 2026 and 2025, the Registrants did not apply cash flow hedging to outstanding interest rate derivatives.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

	Impact of Cash Flow Hedges on the Registrants’ Balance Sheets

	March 31, 2026				December 31, 2025
			Portion Expected to				Portion Expected to
	AOCI		be Reclassed to		AOCI		be Reclassed to
	Gain (Loss)		Net Income During		Gain (Loss)		Net Income During
	Net of Tax		the Next Twelve Months		Net of Tax		the Next Twelve Months
	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AEP	$63	$(1)	$35	$—	$78	$(1)	$31	$—
AEP Texas	—	6	—	1	—	6	—	1
APCo	—	4	—	1	—	4	—	1
I&M	—	(5)	—	—	—	(5)	—	—
PSO	—	2	—	—	—	2	—	—
SWEPCo	—	1	—	—	—	1	—	—

As of March 31, 2026, the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is approximately 9 years.

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

Credit-Risk-Related Contingent Features

Credit Downgrade Triggers (Applies to AEP)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  The total exposure of AEP’s derivative contracts with collateral triggering events in a net liability position was immaterial as of March 31, 2026 and December 31, 2025. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of March 31, 2026 and December 31, 2025.

Cross-Acceleration Triggers (Applies to AEP)

Certain interest rate derivative contracts contain cross-acceleration provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-acceleration provisions could be triggered if there was a non-performance event by the Registrants under any of their outstanding debt of at least $50 million and the lender on that debt has accelerated the entire repayment obligation. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-acceleration provisions in contracts. AEP had derivative contracts with cross-acceleration provisions in a net liability position of $33 million and $30 million and no cash collateral posted as of March 31, 2026 and December 31, 2025, respectively. If a cross-acceleration provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries had no derivative contracts with cross-acceleration provisions as of March 31, 2026 and December 31, 2025.

Cross-Default Triggers (Applies to AEP, APCo, PSO and SWEPCo)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third-party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. AEP had derivative contracts with cross-default provisions in a net liability position of $159 million and $183 million and no cash collateral posted as of March 31, 2026 and December 31, 2025, respectively, after considering contractual netting arrangements. APCo, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $7 million, $35 million and $13 million, respectively, and no cash collateral posted as of March 31, 2026. APCo, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $2 million, $27 million and $10 million, respectively, and no cash collateral posted as of December 31, 2025. If a cross-default provision would have been triggered, settlement at fair value would have been required. The other Registrant Subsidiaries had no derivative contracts with cross-default provisions in a net liability position as of March 31, 2026 and December 31, 2025.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	March 31, 2026		December 31, 2025
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP	$49,554	$46,612	$47,322	$44,930
AEP Texas	7,744	7,221	7,016	6,586
AEPTCo	6,613	5,750	6,599	5,812
APCo	6,247	6,053	6,259	6,147
I&M	4,174	3,847	3,561	3,288
OPCo	3,719	3,289	3,718	3,331
PSO	3,526	3,307	3,526	3,349
SWEPCo	4,858	4,449	4,974	4,603

Fair Value Measurements of Other Temporary Investments and Restricted Cash (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments and Restricted Cash:

	March 31, 2026
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$33	$—	$—	$33
Other Cash Deposits	11	—	—	11
Fixed Income Securities – Mutual Funds (b)	164	—	(3)	161
Equity Securities – Mutual Funds	11	27	—	38
Total Other Temporary Investments and Restricted Cash	$219	$27	$(3)	$243

	December 31, 2025
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$71	$—	$—	$71
Other Cash Deposits	13	—	—	13
Fixed Income Securities – Mutual Funds (b)	167	—	(2)	165
Equity Securities – Mutual Funds	13	29	—	42
Total Other Temporary Investments and Restricted Cash	$264	$29	$(2)	$291

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Proceeds from Investment Sales	$7	$10
Purchases of Investments	2	2
Gross Realized Gains on Investment Sales	1	4
Gross Realized Losses on Investment Sales	—	—

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

The following is a summary of nuclear trust fund investments:

	March 31, 2026				December 31, 2025
		Gross	Gross	Other-Than-		Gross	Gross	Other-Than-
	Fair	Unrealized	Unrealized	Temporary	Fair	Unrealized	Unrealized	Temporary
	Value	Gains	Losses	Impairments	Value	Gains	Losses	Impairments
	(in millions)
Cash and Cash Equivalents	$27	$—	$—	$—	$29	$—	$—	$—
Fixed Income Securities:
United States Government	1,351	13	(2)	(16)	1,351	22	(1)	(15)
Corporate Debt	379	3	(10)	(6)	376	6	(7)	(6)
Subtotal Fixed Income Securities	1,730	16	(12)	(22)	1,727	28	(8)	(21)
Equity Securities - Domestic	3,046	2,498	(2)	—	3,160	2,621	(1)	—
Spent Nuclear Fuel and Decommissioning Trusts	$4,803	$2,514	$(14)	$(22)	$4,916	$2,649	$(9)	$(21)

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Proceeds from Investment Sales	$548	$577
Purchases of Investments	573	601
Gross Realized Gains on Investment Sales	5	2
Gross Realized Losses on Investment Sales	4	1

The base cost of fixed income securities was $1.8 billion and $1.7 billion as of March 31, 2026 and December 31, 2025, respectively.  The base cost of equity securities was $550 million and $540 million as of March 31, 2026 and December 31, 2025, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of March 31, 2026 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$379
After 1 year through 5 years	731
After 5 years through 10 years	251
After 10 years	369
Total	$1,730

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

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$25	$—	$—	$8	$33
Other Cash Deposits (a)	—	—	—	11	11
Fixed Income Securities – Mutual Funds	161	—	—	—	161
Equity Securities – Mutual Funds (b)	38	—	—	—	38
Total Other Temporary Investments and Restricted Cash	224	—	—	19	243

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	2	958	259	(841)	378
Cash Flow Hedges:
Commodity Hedges (c)	—	96	17	(12)	101
Total Risk Management Assets	2	1,054	276	(853)	479

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	13	—	—	14	27
Fixed Income Securities:
United States Government	—	1,351	—	—	1,351
Corporate Debt	—	379	—	—	379
Subtotal Fixed Income Securities	—	1,730	—	—	1,730
Equity Securities – Domestic (b)	3,046	—	—	—	3,046
Total Spent Nuclear Fuel and Decommissioning Trusts	3,059	1,730	—	14	4,803

Total Assets	$3,285	$2,784	$276	$(820)	$5,525

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$8	$887	$142	$(797)	$240
Cash Flow Hedges:
Commodity Hedges (c)	—	31	2	(11)	22
Fair Value Hedges	—	33	—	—	33
Total Risk Management Liabilities	$8	$951	$144	$(808)	$295

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$48	$—	$—	$23	$71
Other Cash Deposits (a)	—	—	—	13	13
Fixed Income Securities – Mutual Funds	165	—	—	—	165
Equity Securities – Mutual Funds (b)	42	—	—	—	42
Total Other Temporary Investments and Restricted Cash	255	—	—	36	291

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	2	831	393	(713)	513
Cash Flow Hedges:
Commodity Hedges (c)	—	100	18	(14)	104
Total Risk Management Assets	2	931	411	(727)	617

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	14	—	—	15	29
Fixed Income Securities:
United States Government	—	1,351	—	—	1,351
Corporate Debt	—	376	—	—	376
Subtotal Fixed Income Securities	—	1,727	—	—	1,727
Equity Securities – Domestic (b)	3,160	—	—	—	3,160
Total Spent Nuclear Fuel and Decommissioning Trusts	3,174	1,727	—	15	4,916

Total Assets	$3,431	$2,658	$411	$(676)	$5,824

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$4	$752	$151	$(633)	$274
Cash Flow Hedges:
Commodity Hedges (c)	—	19	1	(14)	6
Fair Value Hedges	—	30	—	—	30
Total Risk Management Liabilities	$4	$801	$152	$(647)	$310

AEP Texas
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$6	$—	$—	$—	$6

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1	—	(1)	—

Total Assets	$6	$1	$—	$(1)	$6

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$14	$—	$—	$—	$14

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$12	$—	$—	$—	$12

Risk Management Assets
Risk Management Commodity Contracts (c)	—	4	22	(4)	22

Total Assets	$12	$4	$22	$(4)	$34

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$9	$1	$(3)	$7

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$18	$—	$—	$—	$18

Risk Management Assets
Risk Management Commodity Contracts (c)	—	3	81	(2)	82

Total Assets	$18	$3	$81	$(2)	$100

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$6	$—	$(3)	$3

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$12	$3	$(12)	$3

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	13	—	—	14	27
Fixed Income Securities:
United States Government	—	1,351	—	—	1,351
Corporate Debt	—	379	—	—	379
Subtotal Fixed Income Securities	—	1,730	—	—	1,730
Equity Securities - Domestic (b)	3,046	—	—	—	3,046
Total Spent Nuclear Fuel and Decommissioning Trusts	3,059	1,730	—	14	4,803

Total Assets	$3,059	$1,742	$3	$2	$4,806

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$16	$1	$(17)	$—

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$12	$9	$(11)	$10

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	14	—	—	15	29
Fixed Income Securities:
United States Government	—	1,351	—	—	1,351
Corporate Debt	—	376	—	—	376
Subtotal Fixed Income Securities	—	1,727	—	—	1,727
Equity Securities - Domestic (b)	3,160	—	—	—	3,160
Total Spent Nuclear Fuel and Decommissioning Trusts	3,174	1,727	—	15	4,916

Total Assets	$3,174	$1,739	$9	$4	$4,926

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$11	$—	$(11)	$—

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$1	$—	$(1)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$—	$32	$—	$32

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$—	$33	$—	$33

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$1	$21	$(1)	$21

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$35	$—	$—	$35

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$1	$43	$(2)	$42

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$28	$2	$(2)	$28

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
March 31, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$7	$—	$—	$—	$7

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1	16	(2)	15

Total Assets	$7	$1	$16	$(2)	$22

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$13	$1	$(1)	$13

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$15	$—	$—	$—	$15

Risk Management Assets
Risk Management Commodity Contracts (c)	—	—	37	(2)	35

Total Assets	$15	$—	$37	$(2)	$50

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$11	$2	$(2)	$11

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
(d)The March 31, 2026 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $(6) million in 2026; Level 2 matures $71 million in periods 2027-2029; Level 3 matures $84 million in 2026, $50 million in periods 2027-2029, $(4) million in periods 2030-2031 and $(14) million in periods 2032-2035.  Risk management commodity contracts are substantially comprised of power contracts.
(e)Amounts in “Other’’ column primarily represent accrued interest receivables from financial institutions.  Level 1 amounts primarily represent investments in money market funds.
(f)The December 31, 2025 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $(2) million in 2026; Level 2 matures $12 million in 2026, $65 million in periods 2027-2029, and $1 million in periods 2030-2031; Level 3 matures $210 million in 2026, $51 million in periods 2027-2029, $(6) million in periods 2030-2031 and $(13) million in periods 2032-2034.  Risk management commodity contracts are substantially comprised of power contracts.

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended March 31, 2026	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2025	$259	$81	$9	$(33)	$41	$35
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	175	109	7	1	36	7
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(4)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	8	—	—	—	—	—
Settlements	(319)	(172)	(13)	1	(61)	(29)
Transfers into Level 3 (d) (e)	2	—	—	—	—	—
Transfers out of Level 3 (e)	1	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	10	3	(1)	(1)	5	2
Balance as of March 31, 2026	$132	$21	$2	$(32)	$21	$15

Three Months Ended March 31, 2025	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2024	$166	$35	$6	$(47)	$20	$17
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	92	40	9	—	17	21
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	19	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	5	—	—	—	—	—
Settlements	(168)	(66)	(12)	2	(28)	(31)
Transfers into Level 3 (d) (e)	1	—	—	—	—	—
Transfers out of Level 3 (e)	1	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	7	(1)	1	(6)	6	6
Balance as of March 31, 2025	$123	$8	$4	$(51)	$15	$13

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

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

Significant Unobservable Inputs
March 31, 2026

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input (a)	Low	High	Average (b)
		(in millions)
AEP	Energy Contracts	$207	$137	Discounted Cash Flow	Forward Market Price	$6.87	$126.85	$50.12
AEP	FTRs	69	7	Discounted Cash Flow	Forward Market Price	(32.49)	35.84	(0.24)
APCo	FTRs	22	1	Discounted Cash Flow	Forward Market Price	(0.39)	11.22	2.27
I&M	FTRs	3	1	Discounted Cash Flow	Forward Market Price	(0.75)	12.16	1.02
OPCo	Energy Contracts	—	32	Discounted Cash Flow	Forward Market Price	21.59	84.40	50.10
PSO	FTRs	21	—	Discounted Cash Flow	Forward Market Price	(32.49)	7.80	(7.34)
SWEPCo	FTRs	16	1	Discounted Cash Flow	Forward Market Price	(32.49)	7.80	(7.34)

December 31, 2025

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input (a)	Low	High	Average (b)
		(in millions)
AEP	Energy Contracts	$224	$144	Discounted Cash Flow	Forward Market Price	$5.65	$141.75	$50.61
AEP	FTRs	187	8	Discounted Cash Flow	Forward Market Price	(32.49)	21.68	0.49
APCo	FTRs	81	—	Discounted Cash Flow	Forward Market Price	(0.26)	17.55	3.47
I&M	FTRs	9	—	Discounted Cash Flow	Forward Market Price	(0.46)	21.68	1.60
OPCo	Energy Contracts	—	33	Discounted Cash Flow	Forward Market Price	21.44	85.92	50.10
PSO	FTRs	43	2	Discounted Cash Flow	Forward Market Price	(32.49)	8.54	(5.49)
SWEPCo	FTRs	37	2	Discounted Cash Flow	Forward Market Price	(32.49)	8.54	(5.49)
(a)Represents market prices in dollars per MWh.
(b)The weighted average is the product of the forward market price of the underlying commodity and volume weighted by term.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs for the Registrants as of March 31, 2026 and December 31, 2025:

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

11.  INCOME TAXES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Effective Tax Rates (ETR)

The Registrants’ interim ETR reflect the estimated annual ETR for 2026 and 2025, adjusted for tax expense associated with certain discrete items.

The ETR for each of the Registrants are included in the following tables:

	Three Months Ended March 31, 2026
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO		SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%		21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	1.1%	0.6%	2.5%	(0.2)%	3.8%	1.0%	3.2%		(37.5)%
Tax Reform Excess ADIT Reversal	(3.2)%	(1.5)%	0.2%	(4.7)%	(2.4)%	(11.4)%	1.7%		(25.0)%
Production and Investment Tax Credits	(10.6)%	(0.1)%	—%	(3.5)%	(7.9)%	—%	135.0%	(a)	(562.5)%	(b)
Reversal of Origination Flow-Through	0.8%	0.1%	0.2%	2.0%	1.4%	0.6%	(0.1)%		—%
AFUDC Equity	(1.6)%	(1.6)%	(1.8)%	(0.9)%	(0.7)%	(1.8)%	0.4%		(12.5)%
Flow-Through of CAMT	(2.5)%	—%	—%	(8.5)%	—%	—%	—%		—%
Other	(0.4)%	(0.1)%	0.1%	0.1%	(0.3)%	(0.1)%	(1.2)%		4.0%
Effective Income Tax Rate	4.6%	18.4%	22.2%	5.3%	14.9%	9.3%	160.0%	(a)	(612.5)%	(b)

(a)The effective tax rate of PSO reflects a tax benefit. The resulting positive rate is attributable to the recognition of tax benefits in a period of pretax book losses.
(b)The effective tax rate of SWEPCo reflects a tax benefit. The resulting negative rate is attributable to the recognition of tax benefits that are greater than the pretax book income.

	Three Months Ended March 31, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (decrease) due to:
State and Local Income Taxes, Net	1.2%	0.2%	2.6%	1.1%	3.4%	1.9%	2.9%	(1.4)%
Tax Reform Excess ADIT Reversal	(2.6)%	(3.7)%	0.2%	(2.5)%	(3.6)%	(4.1)%	(3.6)%	(3.1)%
Production and Investment Tax Credits	(6.5)%	(0.1)%	—%	—%	(11.7)%	—%	(27.6)%	(31.2)%
Reversal of Origination Flow-Through	0.4%	0.1%	0.2%	(0.7)%	1.9%	0.9%	0.1%	0.7%
AFUDC Equity	(1.2)%	(1.0)%	(1.7)%	(0.6)%	(0.5)%	(1.9)%	(0.5)%	(1.4)%
Flow-Through of CAMT	0.4%	—%	—%	1.6%	—%	—%	—%	—%
Other	0.9%	(0.1)%	—%	(0.1)%	(0.1)%	0.3%	(0.1)%	0.7%
Effective Income Tax Rate	13.6%	16.4%	22.3%	19.8%	10.4%	18.1%	(7.8)%	(14.7)%

Income Taxes Paid

The following tables show the amount of income taxes paid or (received) on an interim basis, for each Registrant:

Three Months Ended March 31, 2026	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Income Taxes Paid/(Received)	$—	$(10)	$2	$(30)	$22	$(40)	$31	$31
Transfer Credits	(14)	—	—	(4)	—	—	(6)	(3)
Total Cash Paid/(Received)	$(14)	$(10)	$2	$(34)	$22	$(40)	$25	$28

Three Months Ended March 31, 2025	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Income Taxes Paid/(Received)	$7	$—	$—	$—	$5	$—	$—	$—
Transfer Credits	(17)	—	—	—	—	—	(9)	(9)
Total Cash Paid/(Received)	$(10)	$—	$—	$—	$5	$—	$(9)	$(9)

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

On February 18, 2026, the Department of Treasury and the IRS issued additional interim guidance on the application of CAMT, Notice 2026-7. This guidance allows taxpayers to deduct certain tax-deductible repairs when determining adjusted financial statement income for CAMT purposes. This guidance is expected to result in a reduction to applicable Registrants’ prior and future CAMT liabilities. The Company continues to evaluate the impact of the interim guidance.

Additional significant guidance from the Department of Treasury and the IRS is expected on the tax provisions in recently enacted legislation. AEP will continue to monitor any issued guidance and evaluate the impact on AEP’s future net income, cash flows and financial condition.

12.  FINANCING ACTIVITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Common Stock (Applies to AEP)

ATM Program

In November 2025, AEP filed a prospectus supplement under which it may sell up to $3.5 billion of its common stock through an ATM program. In first quarter 2026, 2 million shares of common stock were issued for $264 million in net proceeds. In addition to these issuances and sales of shares of common stock, AEP also may use the ATM program to enter into forward sale agreements. See below for information regarding shares issued or expected to be issued under forward sale agreements.

Forward Equity Agreements

AEP has entered into the following forward sales under its ATM program and its March 2025 forward sale of equity agreements as follows:

	Final Maturity	Common Shares into Forward (Number of Shares)	Settled (Number of shares) (a)	Settled (a)	Common Shares Remaining in Forward (Number of Shares)	Expected Proceeds (b)
		(in millions)
March 2025 Forward Sale	December 2026	23	5	$500	18	$1,749
ATM Forward	December 2026	3	—	—	3	373

(a)The 5 million shares were settled in fiscal year end 2025.
(b)Actual cash proceeds will be impacted by the timing of settlement. Forward prices are based on the public offering price (net of underwriting fees), increased for the overnight bank funding rate, less a spread and less expected dividends on AEP’s common stock during the period the agreements are outstanding.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding, net of issuance costs and premiums or discounts:

Type of Debt	March 31, 2026	December 31, 2025
	(in millions)
Senior Unsecured Notes	$39,463	$37,190
Pollution Control Bonds	1,636	1,637
Notes Payable	652	683
Securitization Bonds	940	984
Spent Nuclear Fuel Obligation (a)	333	330
Junior Subordinated Notes	4,681	4,681
Other Long-term Debt	1,849	1,817
Total Long-term Debt Outstanding	49,554	47,322
Long-term Debt Due Within One Year	2,704	3,194
Long-term Debt	$46,850	$44,128

(a)Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for SNF disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. Trust fund assets related to this obligation were $383 million and $381 million as of March 31, 2026 and December 31, 2025, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first three months of 2026 are shown in the following tables:

		Principal	Interest
Company	Type of Debt	Amount (a)	Rate	Due Date
Issuances:		(in millions)	(%)
AEP Texas	Senior Unsecured Notes	$750	5.20	2036
AEPTCo	Other Long-term Debt	114	Variable	2028
I&M	Senior Unsecured Notes	650	5.60	2056
SWEPCo	Senior Unsecured Notes	300	5.30	2033
SWEPCo	Senior Unsecured Notes	600	5.20	2036
SWEPCo	Senior Unsecured Notes	500	5.90	2056

Non-Registrant:
Transource Energy	Other Long-term Debt	18	Variable	2028
Total Issuances		$2,932

(a)Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not tie to the issuance amounts.

		Principal	Interest
Company	Type of Debt	Amount Paid (a)	Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP Texas	Securitization Bonds	$12	2.29	2029
AEPTCo	Other Long-term Debt	101	Variable	2028
APCo	Securitization Bonds	15	3.77	2028
I&M	Notes Payable	1	3.44	2026
I&M	Notes Payable	1	5.93	2027
I&M	Notes Payable	5	6.01	2028
I&M	Notes Payable	4	6.41	2028
I&M	Notes Payable	10	4.89	2029
I&M	Notes Payable	10	Variable	2030
SWEPCo	Senior Unsecured Notes	500	1.65	2026
SWEPCo	Securitization Bonds	8	4.88	2039

Non-Registrant:
KPCo	Securitization Bonds	9	5.30	2045
Transource Energy	Senior Unsecured Notes	2	2.75	2050
Total Retirements and Principal Payments		$678

(a)In March 2026, SWEPCo retired $1 billion of 4.24% Affiliated Notes Payable due in 2028.

Financing Activities Subsequent Events

In April 2026, AEP issued $50 million of 3.50% Pollution Control Bonds due in 2034.

In April 2026, AEP made capital contributions of $64 million, $113 million and $81 million to OPCo, PSO and SWEPCo, respectively.

In April 2026, AEPTCo retired $62 million of Other Long-term Debt.

In April 2026, I&M retired $11 million of Notes Payable related to DCC Fuel.

In May 2026, AEP retired $50 million of Pollution Control Bonds.

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was immaterial as of March 31, 2026. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

Dividend Restrictions

Subsidiary Restrictions

Parent depends on its subsidiaries to pay dividends to shareholders. AEP subsidiaries pay dividends to Parent provided funds are legally available. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends.

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

Corporate Borrowing Program (Applies to all Registrant Subsidiaries)

AEP subsidiaries use a corporate borrowing program to meet their short-term borrowing needs. The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP. The AEP Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC. The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of March 31, 2026 and December 31, 2025 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets. The Utility Money Pool participants’ money pool activity and corresponding authorized borrowing limits for the three months ended March 31, 2026 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	March 31, 2026	Limit
	(in millions)
AEP Texas	$624	$186	$403	$129	$105	$750
AEPTCo	205	342	60	85	211	820	(a)
APCo	307	17	173	17	(160)	750
I&M	146	855	46	241	(9)	750
OPCo	155	42	74	17	(139)	600
PSO	487	—	279	—	(487)	750
SWEPCo	293	1,308	120	85	(293)	750

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC participates in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of March 31, 2026 and December 31, 2025 are included in Advances to Affiliates on AEP Texas’ balance sheets. The Nonutility Money Pool participants’ activity for the three months ended March 31, 2026 is described in the following table:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	March 31, 2026
(in millions)
AEP Texas	$7	$7	$7

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to (borrowings from) AEP as of March 31, 2026 and December 31, 2025 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct financing activities with AEP and corresponding authorized borrowing limit for the three months ended March 31, 2026 are described in the following table:

					Borrowings		Authorized
	Maximum	Maximum	Average	Average	from AEP	Loans to	Short-term
	Borrowings	Loans	Borrowings	Loans	as of	AEP as of	Borrowing
Company	from AEP	to AEP	from AEP	to AEP	March 31,	March 31,	Limit (a)

	(in millions)
AEPTCo Parent	$—	$302	$—	$147	$—	$161	$—
SWTCo	2	—	2	—	2	—	50

(a)    Amount represents the authorized short-term borrowing limit from FERC or state regulatory agencies not otherwise included in the utility money pool above.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Three Months Ended March 31,
	2026	2025
Maximum Interest Rate	4.10%	4.76%
Minimum Interest Rate	3.53%	4.64%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized in the following table:

	Average Interest Rate for Funds		Average Interest Rate for Funds
	Borrowed from the Utility Money Pool		Loaned to the Utility Money Pool
	for Three Months Ended March 31,		for Three Months Ended March 31,
Company	2026	2025	2026	2025
AEP Texas	3.87%	4.70%	4.01%	—%
AEPTCo	3.90%	4.68%	3.95%	4.69%
APCo	3.91%	4.70%	3.91%	4.69%
I&M	3.88%	4.70%	3.89%	—%
OPCo	3.95%	4.66%	3.80%	4.70%
PSO	3.92%	4.67%	—%	4.70%
SWEPCo	4.02%	4.69%	3.76%	—%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	4.10%	3.83%	3.91%	4.76%	4.64%	4.69%
SWEPCo	—%	—%	—%	4.76%	4.64%	4.69%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Three Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
March 31,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2026	4.10%	3.83%	4.10%	3.83%	3.91%	3.91%
2025	4.76%	4.63%	4.76%	4.63%	4.69%	4.68%

Short-term Debt (Applies to AEP and SWEPCo)

Outstanding short-term debt was as follows:

		March 31, 2026		December 31, 2025
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(dollars in millions)
AEP	Securitized Debt for Receivables (b)	$900	3.92%	$900	4.00%
AEP	Commercial Paper	651	4.08%	605	3.92%
SWEPCo	Notes Payable	4	6.02%	3	6.30%
	Total Short-term Debt	$1,555		$1,508

(a)Weighted-average rate of all borrowings outstanding as of March 31, 2026 and December 31, 2025, respectively.
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

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2027. As of March 31, 2026, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Accounts receivable information for AEP Credit was as follows:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	3.92%	4.62%
Net Uncollectible Accounts Receivable Written-Off	$8	$8

	March 31, 2026	December 31, 2025
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,245	$1,230
Short-term – Securitized Debt of Receivables	900	900
Delinquent Securitized Accounts Receivable	80	66
Bad Debt Reserves Related to Securitization	43	42
Unbilled Receivables Related to Securitization	313	368

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	March 31, 2026	December 31, 2025
	(in millions)
APCo	$219	$203
I&M	182	175
OPCo	538	501
PSO	113	140
SWEPCo	145	169

The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended March 31,
Company	2026	2025

	(in millions)
APCo	$4	$4
I&M	4	4
OPCo	8	7
PSO	3	3
SWEPCo	4	4
The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended March 31,
Company	2026	2025

	(in millions)
APCo	$543	$605
I&M	697	585
OPCo	912	860
PSO	412	375
SWEPCo	421	428

13. VARIABLE INTEREST ENTITIES AND EQUITY METHOD INVESTMENTS

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

Consolidated Variable Interest Entities

The 2025 Annual Report includes a detailed discussion of AEP’s and Registrant Subsidiaries’ other consolidated VIEs. The balances below represent the assets and liabilities of consolidated VIEs. These balances include intercompany transactions that are eliminated upon consolidation.

	March 31, 2026

	Consolidated VIEs
	SWEPCo Sabine	I&M DCC Fuel	AEP Texas Restoration Funding		APCo Appalachian Consumer Rate Relief Funding		SWEPCo Storm Recovery Funding	KPCo Cost Recovery Funding		AEP Credit	Protected Cell of EIS	Transource Energy
	(in millions)
ASSETS
Current Assets	$5	$108	$10		$12		$10	$9		$1,247	$236	$37
Net Property, Plant and Equipment	—	195	—		—		—	—		—	—	672
Other Noncurrent Assets	74	97	93	(a)	71	(b)	311	458	(c)	11	—	9
Total Assets	$79	$400	$103		$83		$321	$467		$1,258	$236	$718

LIABILITIES AND EQUITY
Current Liabilities	$14	$108	$31		$30		$19	$16		$1,182	$77	$33
Noncurrent Liabilities	65	292	71		51		300	449		—	108	316
Equity	—	—	1		2		2	2		76	51	369
Total Liabilities and Equity	$79	$400	$103		$83		$321	$467		$1,258	$236	$718

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

Non-Consolidated Significant Variable Interests

OVEC (Applies to AEP and OPCo)

In November 2025 and December 2025, OPCo filed applications with the PUCO and FERC, respectively, to transfer its 4.3% ownership in OVEC to Parent and its 19.93% OVEC power participation entitlement to AGR. Upon completion of the transaction, Parent will remain responsible for the financial and other obligations of AGR under the intercompany power agreement. In December 2025 and April 2026, the PUCO approved the application and the FERC authorized the transaction, respectively. The transaction is expected to be completed in the second quarter of 2026.

The 2025 Annual Report includes a detailed discussion of AEP’s and Registrant Subsidiaries’ other significant variable interests in non-consolidated VIEs.

Equity Method Investment in Unconsolidated Entities

Gigawatt AI (Applies to AEP)

In August 2025, AEP and Gigawatt AI, Inc. (GWAI), a privately held company, entered into a new commercial arrangement. GWAI is focused on developing AI-centric operating systems and applications that optimize utility operations and infrastructure. AEP initially invested $100 million for a 10% ownership interest in the common stock and received a warrant for the option to acquire an additional 5% of GWAI’s common stock for $50 million. In January and April 2026, AEP made two additional $25 million investments, each for an incremental 2.5% interest in GWAI’s common stock because of GWAI’s achievement of performance-based milestones. As a result, as of April 2026, AEP holds 15% of GWAI’s common stock with a cumulative investment of $150 million. Contingent upon GWAI’s future achievement of remaining defined performance-based milestones, AEP will invest up to an additional $50 million for up to an additional 5% of GWAI’s common stock.

In connection with AEP’s equity interest, AEP was granted the right to designate one of the three members of GWAI’s board of directors. The board position is currently held by an officer of AEP and therefore the investment is a related-party transaction. AEP’s board participation provides AEP with direct influence over GWAI’s governance and oversight, while GWAI’s founders retain all other equity interests and board representation. AEP also acquired a perpetual software license for software developed by GWAI.

The equity interest is accounted for as an equity method investment due to AEP’s ability to exercise significant influence over certain GWAI policies. As of March 31, 2026, AEP’s carrying value of the investment in GWAI was $125 million, which is recognized in Deferred Charges and Other Noncurrent Assets on the balance sheet. AEP’s proportionate share of GWAI’s losses was immaterial for the three months ended March 31, 2026.

The common stock warrant meets the definition of a derivative instrument and is therefore required to be carried at fair value on a recurring basis. The fair value of the common stock warrant and AEP’s acquired perpetual software license were immaterial as of March 31, 2026.

The 2025 Annual Report includes a detailed discussion of AEP’s and Registrant Subsidiaries’ other equity method investments.

14. REVENUE FROM CONTRACTS WITH CUSTOMERS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

Disaggregated Revenues from Contracts with Customers

The tables below represent AEP’s reportable segment and Registrant Subsidiary revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended March 31, 2026
	VIU (a)	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,364	$733	$—	$—	$—	$—	$2,097
Commercial Revenues	799	409	—	—	—	—	1,208
Industrial Revenues (b)	649	128	—	—	—	—	777
Other Retail Revenues	59	15	—	—	—	—	74
Total Retail Revenues	2,871	1,285	—	—	—	—	4,156

Wholesale and Competitive Retail Revenues:
Generation Revenues	362	—	—	52	—	—	414
Transmission Revenues (c)	163	214	586	—	—	(519)	444
Retail, Trading and Marketing Revenues (d)	—	—	—	770	—	(21)	749
Total Wholesale and Competitive Retail Revenues	525	214	586	822	—	(540)	1,607

Other Revenues from Contracts with Customers (e)	48	102	5	31	29	(57)	158

Total Revenues from Contracts with Customers	3,444	1,601	591	853	29	(597)	5,921

Other Revenues:
Alternative Revenue Programs (f)	3	(2)	7	—	—	(11)	(3)
Other Revenues (b) (g)	(7)	10	—	99	2	(2)	102
Total Other Revenues	(4)	8	7	99	2	(13)	99

Total Revenues	$3,440	$1,609	$598	$952	$31	$(610)	$6,020

(a)Beginning in the first quarter of 2026, PSO and SWEPCo incorporated fuel‑related amounts into unbilled revenues to reflect consideration earned but not yet invoiced as of the balance sheet date. The impact of this change did not have a material impact on the financial statements or related disclosures.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEP Transmission Holdco were $458 million. The affiliated revenues for Vertically Integrated Utilities were $55 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Generation & Marketing were $21 million. The remaining affiliated amounts were immaterial.
(e)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Corporate and Other were $29 million. The remaining affiliated amounts were immaterial.
(f)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues. Amounts include affiliated and nonaffiliated revenues.
(g)Generation & Marketing includes economic hedge activity.

	Three Months Ended March 31, 2025
	VIU	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,352	$739	$—	$—	$—	$—	$2,091
Commercial Revenues	665	382	—	—	—	—	1,047
Industrial Revenues (a)	618	123	—	—	—	—	741
Other Retail Revenues	54	15	—	—	—	—	69
Total Retail Revenues	2,689	1,259	—	—	—	—	3,948

Wholesale and Competitive Retail Revenues:
Generation Revenues	305	—	—	51	—	—	356
Transmission Revenues (b)	121	197	521	—	—	(450)	389
Retail, Trading and Marketing Revenues (c)	—	—	—	838	—	(16)	822
Total Wholesale and Competitive Retail Revenues	426	197	521	889	—	(466)	1,567

Other Revenues from Contracts with Customers (d)	52	62	9	1	43	(51)	116

Total Revenues from Contracts with Customers	3,167	1,518	530	890	43	(517)	5,631

Other Revenues:
Alternative Revenue Programs (e)	3	4	12	—	—	(15)	4
Other Revenues (a) (f)	(32)	5	—	(143)	1	(3)	(172)
Total Other Revenues	(29)	9	12	(143)	1	(18)	(168)

Total Revenues	$3,138	$1,527	$542	$747	$44	$(535)	$5,463

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
(f)Generation & Marketing includes economic hedge activity.

	Three Months Ended March 31, 2026
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO (a)	SWEPCo (a)
	(in millions)
Retail Revenues:
Residential Revenues	$158	$—	$589	$243	$575	$186	$198
Commercial Revenues	114	—	193	251	295	122	158
Industrial Revenues (b)	37	—	186	146	91	89	92
Other Retail Revenues	11	—	26	1	4	24	5
Total Retail Revenues	320	—	994	641	965	421	453

Wholesale Revenues:
Generation Revenues (c)	—	—	94	257	—	1	52
Transmission Revenues (d)	186	564	61	11	28	14	58
Total Wholesale Revenues	186	564	155	268	28	15	110

Other Revenues from Contracts with Customers (e)	20	6	17	28	82	3	8

Total Revenues from Contracts with Customers	526	570	1,166	937	1,075	439	571

Other Revenues:
Alternative Revenue Programs (f)	(2)	8	1	2	—	—	—
Other Revenues (b)	—	—	—	(6)	10	—	—
Total Other Revenues	(2)	8	1	(4)	10	—	—

Total Revenues	$524	$578	$1,167	$933	$1,085	$439	$571

(a)Beginning in the first quarter of 2026, PSO and SWEPCo incorporated fuel‑related amounts into unbilled revenues to reflect consideration earned but not yet invoiced as of the balance sheet date. The impact of this change did not have a material impact on the financial statements or related disclosures.
(b)Amounts include affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for APCo were $55 million primarily related to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEPTCo, APCo and SWEPCo were $454 million, $33 million and $20 million, respectively. The remaining affiliated amounts were immaterial.
(e)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for I&M were $17 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(f)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues. Amounts include affiliated and nonaffiliated revenues.

	Three Months Ended March 31, 2025
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$172	$—	$606	$232	$567	$175	$193
Commercial Revenues	119	—	195	153	262	102	141
Industrial Revenues (a)	40	—	191	134	84	70	90
Other Retail Revenues	11	—	28	1	5	20	3
Total Retail Revenues	342	—	1,020	520	918	367	427

Wholesale Revenues:
Generation Revenues (b)	—	—	90	195	—	4	56
Transmission Revenues (c)	173	506	42	10	24	14	39
Total Wholesale Revenues	173	506	132	205	24	18	95

Other Revenues from Contracts with Customers (d)	10	9	14	30	52	9	9

Total Revenues from Contracts with Customers	525	515	1,166	755	994	394	531

Other Revenues:
Alternative Revenue Programs (e)	(2)	12	7	—	5	—	—
Other Revenues (a)	—	—	—	(32)	5	—	—
Total Other Revenues	(2)	12	7	(32)	10	—	—

Total Revenues	$523	$527	$1,173	$723	$1,004	$394	$531

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

Fixed Performance Obligations (Applies to AEP, APCo and I&M)

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of March 31, 2026. Fixed performance obligations primarily include electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrants elected to apply the exemption to not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. Due to the annual establishment of revenue requirements, transmission revenues are excluded from the table below. The Registrant Subsidiaries amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2026	2027-2028	2029-2030	After 2030	Total
	(in millions)
AEP	$64	$86	$39	$16	$205
APCo	12	32	24	12	80
I&M	3	9	5	2	19

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have material contract assets as of March 31, 2026 and December 31, 2025.

When the Registrants receive consideration, or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, they recognize a contract liability on the balance sheets in the amount of that consideration. Revenue for such consideration is subsequently recognized in the period or periods in which the remaining performance obligations in the contract are satisfied. The Registrants’ contract liabilities typically arise from services provided under joint use agreements for utility poles. The Registrants did not have material contract liabilities as of March 31, 2026 and December 31, 2025.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrant Subsidiaries’ balance sheets within the Accounts Receivable - Customers line item. The Registrant Subsidiaries’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of March 31, 2026 and December 31, 2025. See “Securitized Accounts Receivables - AEP Credit” section of Note 12 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
March 31, 2026	$2	$165	$198	$119	$133	$57	$85
December 31, 2025	—	146	113	67	74	22	65

CONTROLS AND PROCEDURES

During the first quarter of 2026, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2026, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2026 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material legal proceedings, see Note 5 - Commitments, Guarantees and Contingencies for additional information.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of risk factors. As of March 31, 2026, there have been no material changes to the risk factors previously disclosed in AEP’s 2025 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

On April 30, 2026, AEP amended and restated two existing credit agreements: (a) a three-year $1,000,000,000 facility due in March 2027 was amended and restated to become a three-year $1,500,000,000 facility due in April 2029, and (b) a five-year $5,000,000,000 facility due in March 2029 was amended and restated to become a five-year $6,500,000,000 facility due in April 2031 (each a “Credit Agreement” and, collectively, the “Credit Agreements”). Each Credit Agreement is among AEP, the certain respective Lenders named therein, and Wells Fargo Bank, National Association, as Administrative Agent.

Borrowings and letters of credit issued under the Credit Agreements are subject to a variable interest rate and are available upon customary terms and conditions for facilities of this type. The Credit Agreements contain certain covenants and require AEP to maintain its percentage of debt to total capitalization at a level that does not exceed 67.5%. The method for calculating outstanding debt and other capital is contractually defined in the Credit Agreements. Nonperformance by AEP of any covenant could result in an event of default under either Credit Agreement. The acceleration of AEP’s payment obligations, or the obligations of certain of its respective subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $100 million would cause an event of default under each Credit Agreement and permit the lenders to declare AEP’s outstanding amounts payable. The Credit Agreements do not permit the lenders to refuse a draw on either facility if a material adverse change occurs.

Item 6.  Exhibits

The documents designated with an (*) below have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof:

Exhibit	Description	Previously Filed as Exhibit to:

AEP‡ File No. 1-3525

*3(b)(2)	Amended By-Laws of AEP, as amended April 28, 2026 and effective May 1, 2026.	Form 8-K dated April 28, 2026, Exhibit 3.2
AEP Texas‡ File No. 3-221643

*4(a)	Company Order and Officers’ Certificate between AEP Texas and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated March 12, 2026, establishing terms of the 5.20% Senior Notes, Series Q, due 2036.	Form 8-K dated March 10, 2026, Exhibit 4(a)
I&M‡ File No. 1-3570

*4(a)	Company Order and Officers’ Certificate between I&M and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated February 20, 2026, establishing terms of the 5.60% Senior Notes, Series Q, due 2056.	Form 8-K dated February 18, 2026, Exhibit 4(a)
SWEPCo‡ File No. 1-3146

*4(a)(1)	Amended and Restated Sixteenth Supplemental Indenture, dated as of March 1, 2026, between SWEPCo and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated March 1, 2026, establishing terms of the 5.30% Senior Notes, Series P, due 2033.	Form 8-K dated March 5, 2026, Exhibit 4(a)(1)

*4(a)(2)	Seventeenth Supplemental Indenture, dated as of March 1, 2026, between SWEPCo and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated March 1, 2026, establishing terms of the 5.20% Senior Notes, Series Q, due 2036.	Form 8-K dated March 5, 2026, Exhibit 4(a)(2)

*4(a)(3)	Eighteenth Supplemental Indenture, dated as of March 1, 2026, between SWEPCo and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated March 1, 2026, establishing terms of the 5.90% Senior Notes, Series R, due 2056.	Form 8-K dated March 5, 2026, Exhibit 4(a)(3)

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
4(a)	$6,500,000,000 Seventh Amended and Restated Credit Agreement, dated April 30, 2026, among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	X
4(b)	$1,500,000,000 Second Amended and Restated Credit Agreement, dated April 30, 2026, among AEP, Initial Lenders and Wells Fargo Bank National Association as Administrative Agent.	X
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

AMERICAN ELECTRIC POWER COMPANY, INC.

By: /s/ Kate Dixon
Kate Dixon
Senior Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)

AEP TEXAS INC.
AEP TRANSMISSION COMPANY, LLC
APPALACHIAN POWER COMPANY
INDIANA MICHIGAN POWER COMPANY
OHIO POWER COMPANY
PUBLIC SERVICE COMPANY OF OKLAHOMA
SOUTHWESTERN ELECTRIC POWER COMPANY

By: /s/ Kate Dixon
Kate Dixon
Chief Accounting Officer
(Principal Accounting Officer and Authorized Signatory)

Date:  May 5, 2026