Form 10-Q
period 2026-09-30
AMERICAN ELECTRIC POWER CO INC; INDIANA MICHIGAN POWER CO; AEP Texas Inc.; PUBLIC SERVICE CO OF OKLAHOMA; SOUTHWESTERN ELECTRIC POWER CO; AEP Transmission Company, LLC; APPALACHIAN POWER CO; OHIO POWER CO
filed 2026-10-28
CIK 4904, 50172, 1721781, 81027, 92487, 1702494, 6879, 73986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2026
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

Number of shares of common stock outstanding of the Registrants as of
October 28, 2026

American Electric Power Company, Inc.	544,526,330
($6.50 par value)
AEP Texas Inc.	100
($0.01 par value)
AEP Transmission Company, LLC (a)	NA

Appalachian Power Company	13,499,500
(no par value)
Indiana Michigan Power Company	1,400,000
(no par value)
Ohio Power Company	27,952,473
(no par value)
Public Service Company of Oklahoma	9,013,000
($15 par value)
Southwestern Electric Power Company	3,680
($18 par value)

(a)100% interest is held by AEP Transmission Holding Company, LLC, a wholly-owned subsidiary of American Electric Power Company, Inc.
NA    Not applicable.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
INDEX OF QUARTERLY REPORTS ON FORM 10-Q
September 30, 2026

Page
Number
Glossary of Terms	i

Forward-Looking Information	vi

Part I. FINANCIAL INFORMATION

Items 1, 2, 3 and 4 - Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk and Controls and Procedures:

American Electric Power Company, Inc. and Subsidiary Companies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Quantitative and Qualitative Disclosures About Market Risk	38
Condensed Consolidated Financial Statements	39

AEP Texas Inc. and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	45
Condensed Consolidated Financial Statements	48

AEP Transmission Company, LLC and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	54
Condensed Consolidated Financial Statements	56

Appalachian Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	61
Condensed Consolidated Financial Statements	65

Indiana Michigan Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	71
Condensed Consolidated Financial Statements	74

Ohio Power Company and Subsidiaries:
Management’s Narrative Discussion and Analysis of Results of Operations	80
Condensed Consolidated Financial Statements	84

Public Service Company of Oklahoma:
Management’s Narrative Discussion and Analysis of Results of Operations	89
Condensed Financial Statements	92

Southwestern Electric Power Company Consolidated:
Management’s Narrative Discussion and Analysis of Results of Operations	98
Condensed Consolidated Financial Statements	102

Index of Condensed Notes to Condensed Financial Statements of Registrants	108

Controls and Procedures	197

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below.

Term	Meaning

AEGCo	AEP Generating Company, an AEP electric utility subsidiary.
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
AEP T&D Services
AEP T&D Services, LLC, an unregulated subsidiary of AEP, is a specialized infrastructure services organization that delivers engineering, project management, procurement, and construction services for electric transmission, distribution and related utility infrastructure.

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

Batch Zero
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

Term	Meaning

GAAP	Generally Accepted Accounting Principles in the United States of America.
GHG	Greenhouse gas.
Gigawatt AI	Gigawatt AI Inc., an equity interest joint venture formed to build the AI-centric operating system for utilities.
G&M	Generation & Marketing.
Grid Growth Ventures	Grid Growth Ventures, LLC, a holding company formed by Transource Energy and First Energy Transmission, LLC, in 2025, which is 43.25% owned by AEP.
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

Risk Management Contracts	Trading and non-trading derivatives, including those derivatives designated as cash flow and fair value hedges.
Rockport Plant	A generation plant, jointly-owned by AEGCo and I&M, consisting of two 1,310 MW coal-fired generating units near Rockport, Indiana.
ROE	Return on Equity.
RPM	Reliability Pricing Model.
RTO	Regional Transmission Organization, responsible for moving electricity over large interstate areas.
Sabine	Sabine Mining Company, a lignite mining company that is a consolidated VIE for AEP and SWEPCo.
SEC	U.S. Securities and Exchange Commission.
SIP	State Implementation Plan.
SNF	Spent Nuclear Fuel.
SO2	Sulfur Dioxide.
SPP	Southwest Power Pool regional transmission organization.
SSO	Standard Service Offer.
State Transcos	AEPTCo’s five wholly-owned and two majority-owned, FERC regulated, transmission only electric utilities, which are geographically aligned with AEP's existing utility operating companies.

Term	Meaning

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

UPA	Unit Power Agreement.
Utility Money Pool	Centralized funding mechanism AEP uses to meet the short-term cash requirements of certain utility subsidiaries.
UTM	Unified Tracker Mechanism.
VIE	Variable Interest Entity.
Virginia SCC	Virginia State Corporation Commission.
VIU	Vertically Integrated Utilities.
Western Region	AEP’s western service territory includes the areas where AEP Texas, PSO and SWEPCo engage in the generation, transmission and distribution of electric power to customers.
WPCo	Wheeling Power Company, an AEP electric utility subsidiary. WPCo provides electric service to retail customers in northern West Virginia.
WVPSC	Public Service Commission of West Virginia.
WVSC	West Virginia Supreme Court.

v

FORWARD-LOOKING INFORMATION

This report made by the Registrants contains forward-looking statements, and for the Registrants other than Parent, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Many forward-looking statements appear in “Part I – Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report, but there are others throughout this document which may be identified by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “will,” “should,” “could,” “would,” “project,” “continue” and similar expressions, and include statements reflecting future results or guidance and statements of outlook.  These matters are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  Forward-looking statements in this document are presented as of the date of this document.  Except to the extent required by applicable law, management undertakes no obligation to update or revise any forward-looking statement.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Changes in economic conditions, electric market demand and demographic patterns in AEP’s service territory.
•	The economic impact of increased global conflicts and trade tensions, and the adoption or expansion of economic sanctions, tariffs, trade restrictions or changes in trade policy.
•	Inflationary or deflationary interest rate trends.
•	New, modified, repealed or suspended federal, state or local legislation, regulations, policies or executive actions that alter the regulatory framework; delay or prevent approvals or permits; affect approved or planned investments; or prevent timely recovery of costs and investments.
•	Volatility and instability in financial markets precipitated by disruptive events, including fiscal and monetary policy or uncertainty in the banking industry; particularly developments affecting the availability or cost of capital to finance new capital projects and refinance existing debt.
•	The availability and cost of funds to finance working capital and capital needs, particularly (a) if expected sources of capital such as proceeds from the sale of tax credits and anticipated securitizations do not materialize or do not materialize at the level anticipated, and (b) during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Changing demand for electricity, including large load contractual commitments.
•	Projected increases in demand from data centers are subject to uncertainty and may not materialize as expected, or may occur at a different pace or scale than anticipated, which could impact our load forecasts, capital investment plans, cost recovery expectations and financial results.
•	The risks and uncertainties associated with wildfires, including damages caused by wildfires, the extent of each Registrant’s liability in connection with wildfires, investigations and outcomes associated with legal proceedings, demands or similar actions, inability to recover wildfire costs through insurance or through rates and the impact on financial condition and the reputation of each Registrant.
•	The impact of extreme weather conditions, natural disasters and catastrophic events such as storms, hurricanes, wildfires and drought conditions that pose significant risks including potential litigation and the inability to recover significant damages and restoration costs incurred.
•	Limitations or restrictions on the amounts and types of insurance available to cover losses that might arise in connection with natural disasters, wildfires or operations.
•	The cost of fuel and its transportation, the creditworthiness and performance of parties who supply and transport fuel and the cost of storing and disposing of used fuel, including coal ash and SNF.
•	The availability of fuel and necessary generation capacity and the performance of generation plants.
•	The ability to recover fuel and other energy costs through regulated or competitive electric rates.
•	The ability to plan for, develop, construct, acquire, or integrate a broad range of generation and energy storage resources, as well as related transmission and distribution infrastructure, including obtaining necessary regulatory approvals, permits, and incentives for which the timing is dependent upon the priorities, requirements, processes and determinations of the local policy and regulatory authorities; complying with cost caps and other regulatory or contractual requirements; and recovering associated costs and earning an appropriate return while meeting reliability, affordability, environmental, and customer‑service obligations.
•	The disruption of AEP’s business operations due to impacts of economic or market conditions, costs of compliance with potential government regulations, electricity usage, supply chain issues, customers, service providers, vendors and suppliers caused by natural disasters or other events.
•	Construction and development risks affecting completion of the current or future capital investment plans, including labor, material, equipment or parts shortages and delays; and limited availability and extended lead times for critical equipment, including large power transformers and bridging power solutions.
•	The impact of prolonged or recurring U.S. federal government shutdowns on AEP’s operations, regulatory approvals and financial performance, including potential volatility in the capital markets which may interrupt our access to capital.

•	New legislation, litigation or government regulation, including changes to tax laws and regulations, oversight of nuclear generation, evolving environmental standards, energy commodity trading and new or modified requirements related to emissions of sulfur, nitrogen, mercury, carbon, soot or PM and other substances that could impact the continued operation, cost recovery and/or profitability of generation plants and related assets.
•	The impact of tax legislation or associated Department of Treasury guidance, including potential changes to existing tax incentives, on capital plans, results of operations, financial condition, cash flows or credit ratings.
•	The risks before, during and after generation of electricity associated with the fuels used or the by-products and wastes of such fuels, including coal ash and SNF.
•	Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions, including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance.
•	Resolution of litigation or regulatory proceedings or investigations.
•	The ability to efficiently manage and recover operation, maintenance and development project costs.
•	Prices and demand for power generated and sold in wholesale markets.
•	Changes in technology, including new, developing, alternative or distributed sources of generation and energy storage.
•	The ability to recover through rates any remaining unrecovered investment in generation units that may be retired before the end of their previously projected useful lives.
•	Volatility and changes in markets for coal and other energy-related commodities, particularly changes in the price of natural gas.
•	The impact of changing expectations and demands of customers, regulators, investors and stakeholders, including development, adoption, and use of AI by us, our customers and our third party vendors and evolving expectations related to sustainability.
•	Customer affordability considerations may impact regulatory recovery outcomes and future rate design.
•	Changes in utility regulation, policies, methodologies for evaluating and approving load interconnection, and the allocation of costs within RTOs including ERCOT, PJM and SPP and the impacts of potential market changes or our participation within those RTOs.
•	Changes in the creditworthiness of the counterparties with contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in ratings impacting the cost of debt.
•	The impact of geopolitical developments on global energy markets, including volatility in fuel supply and pricing, power generation economics and customer demand patterns.
•	The impact of volatility in the capital markets on the value of the investments held by the pension, OPEB and nuclear decommissioning trust funds and a captive insurance entity and the impact of such volatility on future funding requirements.
•	Accounting standards periodically issued by accounting standard-setting bodies.
•	The ability to successfully defend against cybersecurity threats.
•	Other risks and unforeseen events, including wars and military conflicts, the effects of terrorism (including increased security costs), embargoes, labor strikes impacting material supply chains, global information technology disruptions and other catastrophic events.
•	The ability to attract and retain the requisite work force and key personnel, including senior management.
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

PART I.  FINANCIAL INFORMATION

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

AEP CONSOLIDATED RESULTS OF OPERATIONS

Third Quarter of 2026 Compared to Third Quarter of 2025

Earnings Attributable to AEP Common Shareholders increased from $1 billion in 2025 to $1.2 billion in 2026 primarily due to:

•An increase in sales volumes in the residential class driven by favorable weather in 2026.
•Investment in transmission assets, which resulted in higher revenues and income.
•An increase due to rate proceedings in AEP’s various jurisdictions.
•An increase in sales volume in the commercial and industrial customer classes driven primarily by new data processing load.

These increases were partially offset by:

•An increase in interest expense due to higher long-term debt balances and higher interest rates.
•A decrease due to a credit to certain existing wholesale generation customers.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Earnings Attributable to AEP Common Shareholders decreased from $3 billion in 2025 to $2.8 billion in 2026 primarily due to:

•The favorable $480 million impact from the receipt of the June 2025 FERC NOLC order related to the treatment of NOLCs in transmission formula rates, partially offset by higher ongoing revenues and income due to continued investment in transmission assets.
•An increase in interest expense due to higher long-term debt balances and higher interest rates.
•A decrease due to a credit to certain existing wholesale generation customers.
•A decrease due to a probable, partial disallowance of the Pirkey Plant net book value in the SWEPCo 2025 Texas Base Rate Case.

These decreases were partially offset by:

•An increase due to rate proceedings in AEP’s various jurisdictions.
•An increase in sales volume in the commercial and industrial customer classes driven primarily by new data processing load.
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

Reconciliation of GAAP Earnings to Operating Earnings

The following tables present a reconciliation of operating earnings to the most directly comparable GAAP measure.

	Three Months Ended September 30, 2026
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
GAAP Earnings (a)	$1,187	$172	$196	$124	$113	$112	$234	$188
Adjustments to GAAP Earnings:
Mark-to-Market Impact of Commodity Hedging Activities (b)	14	—	—	—	8	—	—	—
Wholesale Customer Contract Agreements (c)	22	—	—	—	—	—	—	22
Income Tax Effect of Specified Items (d)	(7)	—	—	—	(2)	—	—	(4)
Total Specified Items	29	—	—	—	6	—	—	18

Operating Earnings (Non-GAAP)	$1,216	$172	$196	$124	$119	$112	$234	$206

(a)Represents the earnings (loss) attributable to common shareholders or AEP member, or net income (loss) for registrants with no noncontrolling interest.
(b)Represents the mark‑to‑market impact of economic hedging activities which are excluded to align with the recognition of the underlying hedged exposures.
(c)Represents SWEPCo’s agreements with certain existing wholesale customers under generation supply contracts, which resulted in credits to these wholesale customers that were paid in 2026.
(d)Tax effect is calculated using the statutory tax rate unless otherwise noted.

	Three Months Ended September 30, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
GAAP Earnings (a)	$972	$166	$179	$81	$150	$101	$130	$189
Adjustments to GAAP Earnings (b):
Mark-to-Market Impact of Commodity Hedging Activities (c)	(1)	—	—	—	(5)	—	—	—
Impact of Ohio Legislation (d)	(8)	—	—	—	—	(8)	—	—
Total Specified Items	(9)	—	—	—	(5)	(8)	—	—

Operating Earnings (Non-GAAP)	$963	$166	$179	$81	$145	$93	$130	$189

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
(d)Represents the reduction in regulatory assets for OVEC-related purchased power costs as a result of approved legislation in Ohio.

	Nine Months Ended September 30, 2026
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
GAAP Earnings (a)	$2,774	$405	$571	$369	$358	$338	$303	$330
Adjustments to GAAP Earnings:
Mark-to-Market Impact of Commodity Hedging Activities (b)	32	—	—	—	15	—	—	—
Impact of WVPSC Order (c)	(35)	—	—	(29)	—	—	—	—
Pirkey Plant Partial Disallowance (d)	31	—	—	—	—	—	—	31
UTM Partial Disallowance (e)	22	22	—	—	—	—	—	—
Wholesale Customer Contract Agreements (f)	45	—	—	—	—	—	—	45
Income Tax Effect of Specified Items (g)	(20)	(5)	—	6	(4)	—	—	(15)
Total Specified Items	75	17	—	(23)	11	—	—	61

Operating Earnings (Non-GAAP)	$2,849	$422	$571	$346	$369	$338	$303	$391

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
(f)Represents SWEPCo’s agreements with certain existing wholesale customers under generation supply contracts, which resulted in credits to these wholesale customers that were paid in 2026.
(g)Tax effect is calculated using the statutory tax rate unless otherwise noted.

	Nine Months Ended September 30, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
GAAP Earnings (a)	$2,998	$389	$946	$353	$332	$267	$221	$353
Adjustments to GAAP Earnings (b):
Mark-to-Market Impact of Commodity Hedging Activities (c)	5	—	—	—	11	—	—	—
Sale of AEP OnSite Partners (d)	10	—	—	—	—	—	—	—
Impact of Ohio Legislation (e)	19	—	—	—	—	19	—	—
FERC NOLC Order (f)	(480)	—	(354)	(29)	(36)	—	(4)	(54)
Total Specified Items	(446)	—	(354)	(29)	(25)	19	(4)	(54)

Operating Earnings (Non-GAAP)	$2,552	$389	$592	$324	$307	$286	$217	$299

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

ELECTRIC INDUSTRY TRANSFORMATION

AEP continues to convert large load interest across its service territory into signed customer financial commitments. These commitments, primarily from data processing and other energy-intensive customers, are expected to support sales growth, expand the customer base and improve utilization of AEP’s generation, transmission and distribution systems. New data processing load contributed to commercial and industrial sales growth during 2026, demonstrating that large load additions have begun to contribute to operating results.

To serve committed and forecasted growth, AEP outlined a $100.4 billion, five-year capital plan focused on strengthening transmission infrastructure, adding new generation to support both existing customers and forecasted large load increases and continued improvements in distribution system reliability. Throughout this investment cycle, AEP remains focused on customer affordability and expects to utilize incremental load growth, rate design, continued operation and maintenance expense efficiency and financing mechanisms, such as securitizations, to help address affordability.

AEP is leveraging its generation portfolio, transmission network and infrastructure execution capabilities to support committed and forecasted customer demand, including:

•The addition of 1,859 MWs of owned generating capacity in 2026.
•Signing agreements in 2026 to acquire 5,099 MWs in additional generation facilities.
•Requests for proposals seeking approximately 14,400 MWs of generating capacity.
•Capacity purchase agreements to satisfy capacity reserve margins to serve customers.
•Long-term agreements with leading infrastructure services companies to provide engineering, project management and construction support for planned transmission infrastructure expansion.

AEP has advanced large load tariff proposals and modifications across its jurisdictions to facilitate customer interconnections while protecting existing customers. Approved and proposed provisions may include contract periods of up to 20 years, take-or-pay minimums covering 80% to 90% of contracted demand, credit support and customer responsibility for specified infrastructure costs. As of September 30, 2026, AEP filed proposals in eight jurisdictions, with six approved and two pending in Oklahoma and SWEPCo-Texas. AEP continues to engage with regulators, policymakers, RTOs, customers and suppliers to connect large load customers while advancing reliability, resiliency and affordability across its service territory.

PJM Resource Adequacy Reforms

The AEP East Companies are members of PJM. Utilities in PJM can meet their capacity obligations by either: (a) participating in capacity auctions administered by PJM, or (b) via the Fixed Resource Requirement (FRR) alternative in which load-serving entities self-supply their generation through owned or contracted resources. All AEP East Companies other than OPCo utilize the FRR alternative.

In January 2026, the White House, all thirteen state governors from across the PJM footprint, and senior federal energy officials jointly released a Statement of Principles. This Statement of Principles is designed to increase capacity available in the PJM market for large load customers and to ensure the costs of those resources are paid for by the large load customers to protect existing customer affordability. The Statement of Principles directs PJM to hold a one-time Reliability Backstop Auction, accelerate capacity market reforms in response to unprecedented data center load growth, and align costs associated with new capacity coming into the market with the large load customers necessitating the resources. Subsequently, in a proceeding pending since 2025, the PJM Board of Managers issued a decision letter initiating changes to PJM’s capacity market and interconnection processes.

In July 2026, the PJM Board of Managers approved near-term resource adequacy reforms intended to address projected reliability concerns associated with significant forecasted load growth and capacity shortages. PJM subsequently filed proposals with the FERC in July and August 2026 to establish a Reliability Backstop Procurement (RBP) mechanism and an Interim Resource Adequacy Service (IRAS). The RBP would procure new capacity through long-term commitments, while IRAS would provide for emergency curtailment of certain new large loads not supported by qualifying new capacity. PJM proposed to exclude FRR entities from the RBP procurement targets and associated cost allocation. PJM also proposed to exclude FRR load from the IRAS curtailment service. For new large loads in FRR service areas, PJM instead proposed to cap reliance on existing generation capacity at the quantity owned or contracted before June 1, 2027, with additional capacity needs for those loads to be met through new resources.

In September 2026, the FERC accepted the RBP proposal for filing but suspended its effectiveness until February 28, 2027, subject to refund and further proceedings concerning cost allocation, transmission-owner exit obligations and load-serving entity collateral requirements. To expedite implementation, the FERC encouraged PJM to submit a revised proposal by October 29, 2026. PJM indicated that it intends to submit a revised proposal.

The FERC found PJM’s proposed exclusion of FRR entities from the RBP and associated cost allocation to be just and reasonable. Separately, PJM proposed provisions intended to prevent costs associated with committed RBP resources from being shifted to remaining PJM participants following a transmission owner’s withdrawal. Those provisions could require a withdrawing transmission owner to satisfy certain future obligations on an accelerated basis or arrange for their continued payment. The FERC questioned assigning these obligations to transmission owners rather than the load-serving entities benefiting from the procurement and directed further proceedings on that issue.

In October 2026, the FERC accepted PJM’s definition of Large Load and its Large Load Registry, effective October 12, 2026, and directed a compliance filing within 30 days. The registry covers existing and future large loads, with information-reporting obligations on load-serving entities and supporting information from electric distributors where needed. AEP’s operating companies, including both FRR and non-FRR entities are subject to the Large Load Registry reporting requirement. However, the FERC rejected the remainder of the IRAS filing, including the proposed curtailment framework, Bring Your Own New Capacity requirements and related capacity-market provisions. The FERC identified jurisdictional and other deficiencies and provided guidance for a revised proposal should PJM choose to refile. The IRAS rejection also eliminated the proposed FRR procurement restrictions described above, including the June 1, 2027 cutoff for determining the quantity of existing generation capacity available to serve new large loads.

The ultimate form and timing of additional or revised tariff provisions, and their associated implementation requirements, cost recovery mechanisms and operational impacts, remain uncertain. At this time, AEP cannot predict the outcome of further FERC proceedings or estimate the potential impact, if any, that final approved provisions may have on its financial condition, results of operations or cash flows. AEP will continue to monitor these matters.

Large Load Interconnections in Texas

In June 2025, Texas Senate Bill 6 (SB 6) became effective and was signed into law by the Governor of Texas. SB 6 establishes a standardized process for connecting large load customers within ERCOT in a manner intended to support economic development in Texas while reducing the potential for stranded infrastructure costs. The new legislation establishes criteria for new large load interconnections and directs the PUCT to ensure that these large load customers pay a reasonable share of allocated transmission costs. The PUCT continues its rulemaking efforts to implement SB 6, including provisions related to large load interconnection standards, load forecasting, reliability requirements and transmission cost allocation. The PUCT adopted changes in September 2026, effective October 2026, to the Texas Administrative Code related to Large Load Interconnection Standards. The changes require a large load customer to execute an intermediate agreement, provide certain disclosures and post financial security in the amount of $50,000 per MW before inclusion in an ERCOT interconnection study. The new rule requires a large load customer to execute a standardized interconnection agreement once the allocation of capacity is determined from the ERCOT batch study, provide certain disclosures, and in addition to the financial security, the cash required for the direct interconnection of their load to the broader system. The new rule also establishes the consequences of withdrawing all or a portion of requested or contracted peak demand, establishes the terms for the return of financial security to a large load customer that energizes and requires utilities to segregate cash collateral posted as financial security. In October 2026, AEP Texas segregated approximately $1.2 billion of cash collateral pursuant to the new rule.

AEP Texas has executed Letters of Agreement for approximately 49 gigawatts of incremental load by 2031, including prospective load seeking consideration under ERCOT’s Batch Zero process. ERCOT's Batch Zero process is a one-time transitional interconnection process established by ERCOT and approved by the PUCT in 2026 that is designed to evaluate qualifying large load interconnection requests on a system-wide basis, allocate available transmission capacity, identify necessary transmission upgrades and require financial commitments from participating customers. The process applies primarily to large electric loads of 75 MW or greater and serves as the precursor to ERCOT's future recurring batch interconnection framework. In July 2026, AEP Texas received approximately $2 billion of financial security in the form of cash collateral, corporate or parental guarantees and letters of credit for the 45 gigawatts of prospective load seeking consideration for participation in the Batch Zero process through 2032.

In August 2026, the Governor of Texas directed the PUCT and ERCOT to conduct a comprehensive verification of all Batch Zero loads and an audit of data center projects 25 MW and above advancing through ERCOT's interconnection process before any additional projects move forward. Following the governor’s direction, ERCOT announced that it would not meet an August 2026 deadline associated with the Batch Zero interconnection study process and received a good-cause exception from the PUCT regarding Batch Zero schedule and implementation requirements. ERCOT has currently paused Batch Zero classification and study activity and stated it will not authorize large loads to energize until verification is complete.

The recent activities of the PUCT and ERCOT are expected to provide greater clarity regarding large load interconnection requirements, transmission infrastructure needs and the timing and scale of future load growth. Accordingly, the amount, timing and cost responsibility associated with these prospective large load interconnections remain subject to ongoing ERCOT and PUCT actions.

Customer Demand

AEP uses sales volumes by customer class as a way to measure drivers of customer demand. Through the third quarter of 2026, AEP experienced higher customer demand, driven primarily by new data processing load added in the commercial and industrial customer classes. In addition, AEP experienced higher customer demand in the residential class, due to favorable weather in the third quarter of 2026 compared to the third quarter of 2025. The table below shows the percentage change in sales volume by customer class.

(a)Percentage change for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Load figures are billed and accrued retail sales excluding firm wholesale load.
(b)Percentage change for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Load figures are billed and accrued retail sales excluding firm wholesale load.

New Generation Resources

The growth of AEP’s regulated generation portfolio reflects the Company’s focus on meeting increasing customer demand for power while balancing cost and reliability.

Acquired Generation Facilities

During 2026, AEP subsidiary companies acquired five generation facilities to support AEP’s portfolio and enhance reliability. These transactions reflect the companies’ continued focus on securing necessary generation to meet future customer demand. See the “Acquisitions” section of Note 6 for additional information. The table below summarizes these acquisitions:

Company	Plant Name	Fuel Type	Location	Acquisition Date	Net Maximum Capacity
					(in MWs)
I&M	Oregon	Natural Gas	Oregon, OH	March 2026	870
APCo	Grover Hill	Wind	Paulding County, OH	May 2026	143
AGR	Wolf Hills	Natural Gas	Bristol, VA	August 2026	263
I&M	Big Sandy Peaker	Natural Gas	Kenova, WV	August 2026	318
PSO	Lazbuddie	Wind	Parmer and Castro Counties, TX	August 2026	265
Total Acquired Generation Facilities					1,859

Pending Generation Facilities

In April 2026, I&M entered into a PSA to acquire the Sycamore Riverside Energy Center (Sycamore Plant), a 918 MW natural gas and ultra-low sulfur distillate (dual-fuel)-fired generation facility located in Sullivan County, Indiana. I&M filed an application with the IURC in late April seeking a CPCN for approval of the estimated project costs and associated ratemaking and accounting treatment. A final order from the IURC is expected in December 2026.

In May 2026, APCo filed an application with the Virginia SCC seeking approval for two new solar PSAs including Skycrest (155 MWs) located in Jay County, Indiana, anticipated to be placed in service in December 2028, and Riverstart V (100 MWs) located in Randolph County, Indiana, anticipated to be placed in service in August 2028. The petition also included request for approval of two wind PPA extensions consisting of Beech Ridge (101 MWs) with an 8-year extension starting in 2030 and Camp Grove (150 MWs) with a 10-year extension starting in 2027.

In July 2026, AGR entered into a PSA to acquire the Longview Power Plant, a 710 MW coal-fired generation facility located in Monongalia County, West Virginia. The transaction is subject to customary closing conditions, including approval from the FERC and other required regulatory approvals. The agreement was signed to support growing energy demand in the region and strengthen AEP's ability to provide reliable power at affordable prices. The Company currently expects the acquisition to close in the fourth quarter of 2026 or the first quarter of 2027, although the timing and ultimate completion of the transaction are subject to receiving the required regulatory approvals and other closing conditions.

In July 2026, I&M filed an application for a CPCN with the IURC for approval to construct the Rockport Energy Center, a 1,520 MW combined-cycle natural gas facility to be located in Spencer County, Indiana. In the application, the Company seeks approval of the estimated costs of the project, the authority to recover costs in connection with its development and approval of specific ratemaking and accounting treatment. A final order from the IURC is expected in the first quarter of 2027.

In July 2026, I&M filed an application under its Expedited Generation Resource Plan (EGR Plan) requesting approval of amended contractual terms to the previously approved 245 MW Lake Trout Solar Project PSA. A final order is expected in November 2026.

In September 2026, SWEPCo filed applications for CCNs with the APSC, LPSC and PUCT, seeking regulatory approval for the acquisition of the Brantley Branch project, a 200 MW 6-hour BESS, located in Rusk County, Texas. Regulatory approvals are expected in the third quarter of 2027 and the project is expected to close and come into service in the fourth quarter of 2028.

In October 2026, KPCo entered into an amended agreement with TeraWulf Inc., for 1 GW of contracted demand. KPCo plans to file an application seeking approval of the agreement and the related generation investments in the fourth quarter of 2026.

Significant Approved Generation and Storage Filings

AEP received regulatory approvals from various state regulatory commissions to acquire approximately 2,327 MWs of owned generation and storage facilities, totaling approximately $2.3 billion. The Financial Condition section below includes the estimated cost of these facilities in the Budgeted Capital Expenditures. In addition, AEP received regulatory approvals for 1,124 MWs of renewable PPAs. The following table summarizes regulatory approvals received for approved generation projects that are not yet in service as of September 30, 2026:

Company	Generation Type	Expected Commercial Operation	Owned/PPA	Generating Capacity
				(in MWs)
APCo	Solar	2027-2028	PPA	343
I&M	Solar	2027-2028	PPA	380
I&M	Wind	2027-2030	PPA	401
PSO	Solar	2027	Owned	150
PSO	BESS	2027-2028	Owned	224
PSO	Gas combustion turbines	2028	Owned	450
SWEPCo	Gas combustion turbines	2027-2028	Owned	1,503
Total Approved Projects				3,451

Significant Generation Requests for Proposal (RFP)

The table below includes active RFPs issued for both owned and purchased power generation. Projects selected will be subject to regulatory approval:

Company	Issuance Date	Resource Type	Projected In-Service Dates	Generating Capacity
				(in MWs)
APCo	May 2026	Owned wind and solar	2029	800
APCo	May 2026	Purchased power from solar, wind and hydroelectric resources	2028/2029	300
APCo	August 2026	Contracted BESS	2029	300
APCo	August 2026	Owned BESS	2030	500
APCo	August 2026	Owned combined cycles	2031	1,500
I&M	October 2026	All-source	2033/2034	4,000
PSO	January 2026	All-source	2029	4,000
SWEPCo	May 2026	All-source	2031	3,000
Total Significant RFPs				14,400

Capacity Purchase Agreements

In addition to the generation projects discussed above, AEP enters into CPAs to satisfy operating companies’ capacity reserve margins to serve customers. The following table includes CPA amounts under contract as of September 30, 2026, by year, for the five-year period 2026-2030:

	APCo	I&M		PSO (a)		SWEPCo (a)
	Gas	Natural Gas	Wind	Natural Gas	Wind	Natural Gas	Wind
Delivery Start Year	(in MWs)
2026	—	—	73	460	86	150	87
2027	—	160	—	410	86	300	83
2028	198	1,151	—	724	—	461	88
2029	—	1,139	—	751	—	488	88
2030	—	996	—	789	—	225	88
(a)Seasonal average of volume contracted.

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

Pending Base Rate Case Proceedings

			Annual
			Base Revenue
		Filing	Increase/ (Decrease)	Requested
Company	Jurisdiction	Date	Request	ROE
			(in millions)
SWEPCo	Texas	October 2025	$95	10.75%
PSO	Oklahoma	January 2026	299	10.5%
APCo	Virginia	May 2026	61	10.5%
I&M	Indiana	August 2026	(42)	10.1%

Other Significant Regulatory Matters

Piketon Transmission Project (Applies to AEP, AEPTCo and OPCo)

In August 2026, OHTCo, OPCo and an unaffiliated customer executed definitive agreements related to the construction of three 765 kV transmission lines by OHTCo to support the development of a proposed 10.4 GW data center campus in Piketon, Ohio. The three 765 kV transmission lines, each expected to provide approximately 3.2 GWs of incremental transmission capacity, have targeted in-service date goals of December 31, 2028, 2029 and 2030. The initial 800 MWs of load is expected to be served utilizing existing transmission capacity and does not require any additional regulatory approvals.

For the balance of the approximately 10.4 GW, and subject to applicable regulatory approvals and the terms of the definitive agreements, OHTCo is expected to recover approved transmission-related costs related to the new load through arrangements with OPCo, which will, in turn, recover such amounts from the customer pursuant to a retail service agreement designed to prevent any of the costs of the project from being allocated to other OPCo customers. Under the agreement, the customer is responsible for those costs, including the applicable return, with no allocation of those costs to other OPCo customers.

The definitive agreements related to the transmission investment to serve the load provide for a base ROE of 11.35%, which may increase to 11.99% or decrease to 10.71% based on the actual project costs as compared to budgeted costs and actual in-service dates as compared to targeted in-service dates for each transmission line, and include payment terms extending for 20 years following the applicable in-service dates. The agreements establish a budget for the project of approximately $5 billion. The Piketon Transmission Project requires regulatory approvals from PJM, the PUCO and the FERC. The equipment purchase agreement currently in effect requires the customer to fully collateralize OHTCo equipment purchases prior to receiving the required regulatory approvals. The ultimate scope, timing, cost recovery mechanisms and economics of the project are subject to regulatory review and approval.

2025 UTM Filing

In October 2025, AEP Texas submitted its first filing with the PUCT seeking recovery of eligible costs through the UTM. In March 2026, a Texas ALJ issued a PFD recommending partial disallowance of the requested amounts which was based on an interpretation of a later effective date for eligible UTM deferrals. In April 2026, AEP Texas filed responses reflective of the legislative intent of Texas House Bill 5247 (2025). In May 2026, the PUCT Chairman issued a Commissioner Memorandum agreeing with the ALJ’s PFD and ordered the PUCT staff to complete a calculation to confirm the final disallowance amount. Completion of the Commission-required calculation and final order were filed in the third quarter of 2026. In conjunction with the Commissioner Memorandum, AEP Texas recognized an unfavorable pretax impact of $23 million in May 2026 attributable to a portion of the deferrals included in the UTM application period.

UTM Regulatory Assets

As of September 30, 2026, AEP Texas has deferred, beginning August 2025, approximately $89 million of eligible costs as a regulatory asset for inclusion in future AEP Texas’ UTM applications. AEP Texas has also deferred approximately $34 million related to its system resiliency plan for inclusion in future UTM applications. Investments included in the UTM and the existing capital tracker filings remain subject to prudency review in the utility’s next base rate case proceeding before the PUCT. If any of these deferred costs or investments are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

West Virginia Securitization

In March 2026, the WVPSC issued a financing order approving APCo’s and WPCo’s (the Companies) proposed securitization. In July 2026, the WVPSC approved an overall balance of $2.7 billion of eligible costs for securitization. The Companies are proceeding with the securitization bond issuance process and plan to complete the securitization in the fourth quarter of 2026, subject to market conditions. See “2025 West Virginia Securitization Filing” section of Note 4 for additional information.

West Virginia Modified Rate Base Cost Surcharge

In April 2026, the WVPSC issued an order that adjudicated the Companies’ 2024 MRBC surcharge update filing. This order affirms previously approved MRBC revenue requirements and allows the Companies to perform a final true-up in an ENEC filing to recover past MRBC costs that were not reflected in MRBC surcharge rates in a timely manner during the four-year existence of the surcharge.

A group of APCo customers submitted an appeal to the WVSC alleging that the WVPSC erred in its April 2026 order approving a final MRBC true-up without sufficient record support. In September 2026, APCo and the WVPSC filed motions for the WVSC to dismiss this APCo customer appeal. See the “2026 ENEC Update Filing” and “West Virginia Modified Rate Base Cost (MRBC) Surcharge Update Filing” sections of Note 4 for additional information.

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

A group of APCo customers submitted an appeal to the WVSC alleging that the WVPSC erred in its April 2026 order approving the Inflation-Based Rate Adjustment without adequate findings, evidentiary support or reasoned explanation demonstrating the approval of reasonable rates under WVPSC statutes. In September 2026, APCo and the WVPSC filed motions for the WVSC to dismiss the APCo customer appeal.

An intervening party submitted an appeal to the WVSC regarding the Inflation-Based Rate Adjustment alleging that the WVPSC: (a) failed to carry its burden of proving that the Companies’ existing rates were unreasonable and needed to be changed, (b) failed to adequately support its order with evidence of record and (c) violated the due process rights of the intervening party and the customers that it represents. See the “West Virginia Inflation-Based Rate Adjustment” section of Note 4 for additional information.

If any refund liabilities are imposed related to these West Virginia jurisdictional issues, it would reduce future net income and cash flows and impact financial condition.

Indiana House Enrolled Act 1002

On February 26, 2026, House Enrolled Act 1002 (HEA 1002) was signed into law in Indiana. This law requires Indiana’s investor-owned electricity suppliers to petition the IURC for approval of a multi-year rate plan (MYRP). When establishing an electricity supplier’s authorized return for its MYRP, Indiana law requires the IURC to consider any changes in risk to the electricity supplier and its customers that may result from implementing the MYRP. HEA 1002 also states that performance metrics and performance incentive mechanisms (PIM) will be applicable to each year of the electricity supplier’s MYRP with regards to affordability and service restoration.

In July 2026, the IURC launched two investigations applicable to all Indiana electric suppliers. One investigation considers the risks to the electricity suppliers and customers in Indiana as a result of the electricity supplier implementing an MYRP with respect to an electric suppliers’ authorized return. The second investigation considers the development of guidelines for electric suppliers and stakeholders to utilize in evaluating the future use of trackers under a MYRP framework. In October 2026, the IURC finalized the list of issues for its investigations into ROE and tracker mechanisms with stakeholder testimony due in December 2026 and hearings scheduled for February 2027.

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

In June 2026, the Department of Energy awarded $51 million to support the WPCo and KPCo Mitchell Plant Cooling Tower investment.

In October 2026, the KPSC issued an order conditionally approving construction and cost recovery through a rider, subject to WVPSC CPCN approval and receipt of funding related to the June 2026 Department of Energy award. In addition, KPCo is required to provide the KPSC with written notice of any increase to estimated project costs that exceeds 5%. Additionally in October 2026, the WVPSC issued an order approving construction. Cost recovery will be addressed in a future filing. WPCo is required to provide the WVPSC with written notice of any increase to estimated project costs that exceeds 10%.

As of September 30, 2026, the net book value of Mitchell Plant Unit 2, before cost of removal and including CWIP and inventory, is estimated to be approximately $639 million ($382 million at WPCo and $257 million at KPCo). If AEP cannot ultimately recover Mitchell Plant Unit 2 costs, it would reduce future net income and cash flows and impact financial condition.

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

In January 2026, an unregulated subsidiary of AEP executed: (a) an unconditional purchase agreement to acquire a substantial portion of its 1 GW option for solid oxide fuel cells for the development and construction of a fuel cell generation facility for approximately $2.65 billion and (b) a 20 year offtake arrangement with a high investment grade third-party customer for 100% of the output of the fuel cell generation facility expected to be located near Cheyenne, Wyoming.

Grid Growth Ventures Investment (Applies to AEP)

In 2026, Transource Energy executed agreements to form Grid Growth Ventures, LLC (Grid Growth Ventures) with First Energy Transmission, LLC to participate in PJM’s 2025 Regional Transmission Expansion Plan (RTEP) competitive process. In February 2026, PJM selected the projects proposed by Grid Growth Ventures to address forecasted reliability and load growth requirements. The RTEP projects awarded by PJM were estimated to cost approximately $1.2 billion and AEP’s share of this investment was estimated to be $600 million. The RTEP projects awarded by PJM will be developed, owned and operated by Grid Ohio Growth EHV, LLC and Grid Growth Ohio, LLC, subsidiaries of Grid Growth Ventures.

In March 2026, subsidiaries of Grid Growth Ventures, Grid Growth Ohio EHV, LLC and Grid Growth Ohio, LLC, submitted to the FERC a request for acceptance of formula rates for each company, consisting of a formula rate template and implementation protocols, effective May 2026. The filing also requested approval of Federal Power Act Section 219 transmission incentive rate treatments for the projects awarded by PJM to the Grid Growth Ventures subsidiaries. The requested incentive rate treatments include: (a) recovery of abandonment costs if the projects are cancelled for reasons beyond Grid Growth Ventures’ control, (b) inclusion of CWIP in rates while the projects are in development, (c) use of hypothetical capital structure of 40% debt and 60% equity until the earlier of either December 31, 2032 or the date all of the projects are in service, after which Grid Growth Ventures will use its actual capital structure and (d) regulatory asset treatment for pre-commercial costs including carrying charges. The filing also proposed depreciation rates, requested a base ROE of 10.8% for both companies and requested authorization to replicate the formula rate and rate incentive treatments for any subsidiaries of Grid Growth Ventures. In July 2026, the FERC issued an order accepting the formula rate, subject to settlement proceedings which will determine the companies’ base ROE, cost of debt, formula rate template language and depreciation rates.

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

NOLCs in Retail Jurisdictions - IRS PLRs

AEP’s utility subsidiaries have made rate filings with state commissions to transition to stand-alone treatment of NOLCs in retail ratemaking. In April 2024, supportive PLRs for certain retail jurisdictions were received from the IRS, effective March 2024. The PLRs concluded NOLCs on a stand-alone ratemaking basis should be included in rate base and in the computation of Excess ADIT regulatory liabilities to be refunded to customers. As of September 30, 2026, there were four jurisdictions awaiting approval and two jurisdictions that have been approved but are subject to refund in their status of transitioning to stand-alone treatment of NOLCs in retail ratemaking. Beginning in the second quarter of 2024 and continuing until the NOLC revenue requirement is in rates, AEP is recognizing additional regulatory assets related to revenue requirement amounts to be collected from customers. As of September 30, 2026, AEP had NOLC regulatory assets of $92 million, of which $83 million are classified as pending final regulatory approval and $9 million are classified as approved for recovery.

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

Impact of Environmental Compliance on the Generating Fleet

The rules and environmental control requirements discussed below will have a material impact on AEP’s operations.  As of September 30, 2026, AEP owned generating capacity of approximately 27,200 MWs, of which approximately 10,200 MWs were coal-fired.   In April 2024, the Federal EPA announced four major new rules directed at fossil-fuel electric generation facilities. Since then, the Federal EPA has finalized actions revising or repealing portions of certain 2024 rules and has proposed additional revisions or repeals. Most recently, in September 2026, the Federal EPA finalized a partial repeal of the 2024 greenhouse gas standards for fossil fuel-fired electric generating units and concurrently proposed rescinding the remaining power-sector greenhouse gas findings and standards under Clean Air Act Section 111. Management continues to evaluate the impacts of the rules that are currently in effect on the plans for the future of AEP’s generating fleet, in particular, the economic feasibility of making the requisite environmental investments in AEP’s fossil generation fleet. AEP continues to refine the cost estimates of complying with these rules to identify the best alternative for promoting compliance with all of the rules while meeting AEP’s obligations to provide reliable and affordable electricity.

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

Areas with air quality that does not meet the new standard will be designated by the Federal EPA as “nonattainment,” which will trigger an obligation for states to revise their SIPs. In November 2025, in connection with pending litigation challenging the new standards, the Federal EPA filed a motion asking the court to vacate the stricter PM2.5 standard. In June 2026, the United States Court of Appeals for the District of Columbia Circuit denied the request. In a separate case, in July 2026, the United States District Court for the Northern District of California ordered the Federal EPA to complete area designations under the Agency’s revised annual fine particulate matter (PM2.5) NAAQS by February 2027. In September 2026, the Federal EPA appealed the district court’s order to the United States Court of Appeals for the Ninth Circuit. The agency requested, and the Ninth Circuit granted, expedited consideration of the case. However, while the appeals are pending, the Federal EPA is taking the actions required under the CAA to meet the court’s February 2027 deadline. In October 2026, the Federal EPA issued notices to states, territories, and tribes describing its intended designation approach and requested additional information within 30 days. In October 2026, the Federal EPA also joined a broad coalition of states and associations in petitioning the United States Supreme Court to review the 2024 standard.

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

The Federal EPA disapproved portions of the Texas regional haze SIP and finalized a FIP that allows participation in the CSAPR ozone season program to satisfy the NOX regional haze obligations for electric generating units in Texas. Additionally, the Federal EPA finalized an intrastate SO2 emissions trading program based on CSAPR allowance allocations. Environmental groups filed challenges to these various rulemakings in district courts in the Fifth Circuit and the District of Columbia Circuit. Management cannot predict the outcome of that litigation, although management supports the intrastate trading program as a compliance alternative to source-specific controls and intervened in the Fifth Circuit litigation in support of the Federal EPA. In July 2024, the United States District Court for the District of Columbia Circuit entered a consent decree setting deadlines for the Federal EPA to rule on Regional Haze SIPs for 32 states, including Texas. In September 2024, the Federal EPA signed a proposed rule to partially approve and partially disapprove the Texas SIP revision. In May 2025, the Federal EPA proposed to withdraw the prior proposed rule, including the proposed partial disapproval of the Texas SIP revision, and instead proposed to approve the Texas Regional Haze SIP. In December 2025, the Federal EPA finalized its approval of the Texas and Oklahoma SIPs. The Federal EPA has recently approved Regional Haze SIP submissions for Ohio and West Virginia, both of which have been appealed by environmental groups. In February 2026, the Federal EPA proposed to approve the Regional Haze SIP for Oklahoma’s second implementation period. In August 2026, the Federal EPA proposed approval of an Oklahoma SIP revision submitted in March 2026 for the first implementation period, revising source-specific Regional Haze requirements applicable to Northeastern Power Station. Management will continue to monitor the rulemakings and litigation and cannot predict the outcome.

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

Twenty-seven states, numerous companies, trade associations and others challenged the rule. AEP has joined with several other utilities to challenge the rule and has asked the court to stay the rule during the litigation, and the appeals have been consolidated. The court stayed the litigation pending rulemaking by the Federal EPA. In June 2025, the Federal EPA proposed to repeal the GHG emissions standards for fossil-fueled fired electric generating units based on a determination that GHG emissions from power plants do not significantly contribute to air pollution that may endanger public health or the environment. As an alternative, the Federal EPA proposed to eliminate GHG standards for existing coal and gas units and to keep only certain emission limits applicable to new sources. These proposals have not been finalized. In September 2026, the Federal EPA finalized a partial repeal of the 2024 standards, including the emission guidelines for existing fossil fuel-fired steam generating units, the carbon capture and sequestration-based standards for coal-fired steam generating units undertaking a large modification, and the Phase 2 carbon capture and sequestration-based standards for new base-load stationary combustion turbines. Concurrently, the Federal EPA issued a supplemental proposal to rescind the remaining greenhouse gas findings and standards for fossil fuel-fired power plants under Clean Air Act Section 111. Management is evaluating the final rule and supplemental proposal, including their effects on compliance planning, generation strategy and the pending litigation. The final rule will become effective 60 days after publication in the Federal Register. Management cannot predict the outcome of the supplemental proposal or related litigation. Future changes to greenhouse gas requirements could affect the timing and economics of investments in AEP's fossil generation fleet. If AEP is unable to recover the costs of its investments, it would reduce future net income and cash flows and impact financial condition.

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

In April 2024, the Federal EPA finalized revisions to the CCR Rule to expand the scope of the rule to include inactive impoundments at inactive facilities (“legacy CCR surface impoundments”) as well as to establish requirements for currently exempt solid waste management units that involve the direct placement of CCR on the land (“CCR management units”). That rule has been challenged in the District of Columbia Circuit Court. In the second quarter of 2024, AEP evaluated the applicability of the rule to current and former plant sites and recorded a $674 million increase in ARO, based on initial cost estimates primarily reflecting compliance with the rule through closure in place and future groundwater monitoring requirements pursuant to the Legacy CCR Rule. In March 2025, the Federal EPA announced plans to make changes to the CCR Rule and to work with states to implement future CCR requirements. As a result, the litigation challenging the 2024 Legacy Rule is being held in abeyance. In November 2025, the Federal EPA proposed to extend by three years the compliance deadline applicable to certain facilities operating pursuant to alternative closure deadlines for unlined surface impoundments greater than 40 acres. In February 2026, the Federal EPA finalized a rule that provides additional time to meet facility evaluation requirements for identifying CCR management units and to comply with groundwater monitoring provisions. Additionally, this rule makes conforming changes to the remaining CCR management units compliance deadlines. In April 2026, the Federal EPA proposed revisions to the CCR Rule that would rescind requirements for CCR management units, revise requirements for beneficial use of CCR materials, allow expanded reliance on state-approved and other regulatory closures of legacy units, and introduce a new, permit-based, site-specific compliance pathway. In July 2026, the Federal EPA issued an advance notice of proposed rulemaking regarding the Federal CCR Permit Program. The Federal EPA is evaluating whether a general permit structure could support the site-specific compliance pathways proposed in April 2026. Management is evaluating the proposal and has participated in the rulemaking process.

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

In December 2025, the Federal EPA issued the Deadline Extension ELG Rule to extend the compliance deadlines in the 2024 ELG Rule by five years as well as to establish a site-specific mechanism for extending compliance deadlines for both the 2020 and 2024 ELG Rules. The Deadline Extension ELG Rule also extended the deadline to commit to cease coal combustion by 2034 from December 31, 2025 to December 31, 2031. Several environmental organizations filed petitions for review challenging the Federal EPA's December 2025 ELG Deadline Extension Rule. Those challenges were consolidated in the United States Court of Appeals for the Second Circuit, where the litigation remains pending. Management is evaluating the compliance alternatives in the ELG rule, taking into consideration the requirements of other rules and their combined impacts to operations. Management cannot predict the outcome of the pending litigation or any further rulemaking actions by the Federal EPA related to the ELG rule.

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

The definition of “waters of the United States” has been subject to rulemaking and litigation which has led to inconsistent scope among the states. In November 2025, the Federal EPA and the United States Army Corps of Engineers proposed a revised definition of “waters of the United States” to conform to a decision by the United States Supreme Court. In September 2026, the agencies issued a supplemental notice of proposed rulemaking seeking additional public comment on alternative approaches prior to issuing a final rule. The rulemaking remains pending. Management will continue to monitor developments in rulemaking and litigation for any potential impact to operations.

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

For generating facilities retired or planned for retirement in advance of the retirement date currently authorized for ratemaking purposes, with related accelerated depreciation regulatory assets pending regulatory approval, the table below summarizes the net book value and related regulatory asset balances recorded as of September 30, 2026:

Company	Plant	Net Investment (a)	Accelerated Depreciation Regulatory Asset		Actual/Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (b)
		(in millions)						(in millions)
PSO	Northeastern Plant, Unit 3	$50	$259		2026		(c)	$8
SWEPCo	Pirkey Plant	—	47	(d)	2023		(e)	—
SWEPCo	Welsh Plant, Units 1 and 3	220	264		2028	(f)	(g)	43

(a)Net book value, including CWIP, excluding cost of removal and materials and supplies.
(b)These amounts represent the amount of annual depreciation that has been collected from customers over the prior 12-month period.
(c)Northeastern Plant, Unit 3 is currently being recovered through 2040. In April 2025, PSO and the ODEQ finalized a second amended regional haze agreement that would allow continued operation of the Northeastern Plant, Unit 3, on natural gas, through May 31, 2041. This agreement is contingent upon approval by the Federal EPA in the form of a revised SIP, which the ODEQ has submitted. Federal EPA proposed to approve the revised Oklahoma SIP in August 2026. That proposal remains pending. In anticipation of approval from the Federal EPA, PSO began operating Northeastern Plant, Unit 3 on natural gas in January 2026.
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
(f)In November 2020, management announced it will cease using coal at the Welsh Plant in 2028. In December 2024, SWEPCo filed an application for a CCN with the APSC, LPSC and PUCT to convert Welsh Plant, Units 1 and 3 to natural gas in 2028 and 2027, respectively. In February 2026, the APSC issued an order approving the application for a CCN. Additionally, in September and October 2026, the PUCT and the LPSC, respectively, issued orders approving the stipulation and settlement agreements related to the CCN applications.
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

The following discussion of AEP’s results of operations by segment provides a comparison of Earnings (Loss) Attributable to AEP Common Shareholders for the three months ended and nine months ended September 30, 2026 as compared to the three months ended and nine months ended September 30, 2025. For AEP’s Vertically Integrated Utilities and Transmission and Distribution Utilities segments and Registrant Subsidiaries within these segments, the results include revenues from rate rider mechanisms designed to recover fuel, purchased power and other recoverable expenses such that the revenues and expenses associated with these items generally offset and do not affect Earnings Attributable to AEP Common Shareholders. For additional information regarding the financial results for the three and nine months ended September 30, 2026 and 2025, see the discussions of Results of Operations by Registrant Subsidiary.

A detailed discussion of AEP’s 2025 results of operations by operating segment can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the 2025 Annual Report.

The following table presents Earnings (Loss) Attributable to AEP Common Shareholders by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in millions)
Vertically Integrated Utilities	$697	$578	$1,443	$1,335
Transmission and Distribution Utilities	284	267	743	656
AEP Transmission Holdco	219	200	653	1,013
Generation & Marketing	96	45	268	209
Corporate and Other	(109)	(118)	(333)	(215)
Earnings Attributable to AEP Common Shareholders	$1,187	$972	$2,774	$2,998

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

VERTICALLY INTEGRATED UTILITIES

Summary of KWh Energy Sales for Vertically Integrated Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions of KWhs)
Retail:
Residential	9,631	8,842	24,947	24,618
Commercial	8,475	7,355	22,540	19,548
Industrial	8,619	8,552	25,201	25,248
Miscellaneous	652	599	1,753	1,701
Total Retail	27,377	25,348	74,441	71,115

Wholesale (a)	5,088	4,217	12,183	12,451

Total KWhs	32,465	29,565	86,624	83,566

(a)Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days for Vertically Integrated Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in degree days)
Eastern Region
Actual – Heating	—	1	1,663	1,736
Normal – Heating	2	2	1,700	1,702

Actual – Cooling	841	722	1,222	1,104
Normal – Cooling	729	733	1,086	1,085

Western Region
Actual – Heating	—	—	632	966
Normal – Heating	—	—	911	903

Actual – Cooling	1,844	1,447	2,785	2,278
Normal – Cooling	1,413	1,415	2,190	2,186

Vertically Integrated Utilities
Reconciliation of 2025 to 2026 Earnings Attributable to AEP Common Shareholders
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2025 Earnings Attributable to AEP Common Shareholders	$578	$1,335

Changes in Revenues:
Retail Revenues	408	759
Off-system Sales	5	52
Transmission Revenues	1	13
Other Revenues	1	(2)
Total Change in Revenues	415	822

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	47	68
Other Operation and Maintenance	(120)	(327)
Asset Impairments and Other Related Charges	—	(31)
Depreciation and Amortization	(112)	(193)
Taxes Other Than Income Taxes	(4)	(35)
Other Income	—	(2)
Allowance for Equity Funds Used During Construction	5	17
Non-Service Cost Components of Net Periodic Benefit Cost	(7)	(19)
Interest Expense	(61)	(168)
Total Change in Expenses and Other	(252)	(690)

Income Tax Benefit	(45)	(25)
Net Income Attributable to Noncontrolling Interests	1	1

2026 Earnings Attributable to AEP Common Shareholders	$697	$1,443

Third Quarter of 2026 Compared to Third Quarter of 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $408 million primarily due to the following:
•A $261 million increase in base rate and rider revenues.
•A $99 million increase in weather-related usage primarily in the residential class driven by a 24% increase in cooling degree days primarily in the western region.
•A $45 million increase in weather-normalized revenues primarily in the commercial and industrial classes, partially offset by a decrease in the residential class.
These increases were partially offset by:
•An $18 million decrease at SWEPCo due to a credit to certain existing wholesale generation customers.
•Off-system Sales increased $5 million primarily due to Rockport Plant, Unit 2 merchant sales, economic hedging activity at I&M and margins in July 2026 attributable to increased PJM prices at APCo.
•Transmission Revenues increased $1 million primarily due to the following:
• A $15 million increase due to continued transmission investment.

This increase was partially offset by:
•A $12 million decrease due to the repayment of SPP upgrade credits, offset by an equal amount of incremental SPP upgrade costs in Other Operation and Maintenance expenses.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $47 million primarily due to decreases at APCo and PSO, partially offset by increases at I&M and SWEPCo.
•Other Operation and Maintenance expenses increased $120 million primarily due to the following:
•A $63 million increase in generation expenses due to outage and non-outage maintenance, nuclear and renewable energy.
•A $32 million increase in employee-related costs.
•A $30 million increase in storm expenses.
These increases were partially offset by:
•A $24 million decrease due to the refund of SPP upgrade costs at PSO and SWEPCo.
•Depreciation and Amortization expenses increased $112 million primarily due to the following:
•A $79 million increase due to a higher depreciable base at I&M and PSO.
•A $28 million increase at APCo primarily due to a July 2026 order approving a final true-up to recover past West Virginia MRBC costs.
These increases were partially offset by:
•A $5 million decrease at I&M due to Michigan PTC deferral activity.
•Allowance for Equity Funds Used During Construction increased $5 million primarily due to a higher AFUDC base and higher equity return rates at I&M and PSO.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $7 million primarily due to the continued recognition of unfavorable 2022 pension plan asset returns used to calculate the 2026 pension expense.
•Interest Expense increased $61 million primarily due to higher long-term debt balances.
•Income Tax Benefit decreased $45 million primarily due to the following:
•A $42 million decrease due to a decrease in PTCs.
•A $35 million decrease due to an increase in pretax book income.
These decreases were partially offset by:
•A $16 million increase due to a decrease in flow-through expense.
•A $12 million increase due to a decrease in state taxes.
•A $7 million increase due to a decrease in flow-through CAMT expense.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $759 million primarily due to the following:
•A $632 million increase in base rate and rider revenues.
•A $157 million increase in weather-normalized revenues primarily in the commercial and industrial classes, partially offset by a decrease in the residential class.
•A $72 million increase in weather-related usage primarily in the residential class driven by a 19% increase in cooling degree days primarily in the western region.
These increases were partially offset by:
•A $107 million decrease in fuel revenues primarily due to decreases at APCo, PSO and SWEPCo, partially offset by an increase at I&M.
•A $41 million decrease at SWEPCo due to a credit to certain existing wholesale generation customers.
•Off-system Sales increased $52 million primarily due to Rockport Plant, Unit 2 merchant sales during Winter Storm Fern in January 2026, partially offset by a decrease in merchant sales and economic hedging activity at I&M and margins in July 2026 attributable to increased PJM prices at APCo.
•Transmission Revenues increased $13 million primarily due to the following:
•A $78 million increase due to continued transmission investment.
This increase was partially offset by:
•A $56 million decrease due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•A $12 million decrease due to the repayment of SPP upgrade credits, offset by lower SPP upgrade costs in Other Operation and Maintenance expenses.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $68 million primarily due to decreases at APCo, PSO and SWEPCo, partially offset by an increase at I&M.
•Other Operation and Maintenance expenses increased $327 million primarily due to the following:
•A $137 million increase in generation expenses due to outage and non-outage maintenance, nuclear and renewable energy.
•A $63 million increase in employee-related costs.
•A $62 million increase in storm expenses.
•A $29 million increase in vegetation management costs.
•An $11 million increase in distribution-related expenses driven by system improvements, reliability programs, meters and transformers, customer driven third-party work and amortization of storm-related regulatory assets.
These increases were partially offset by:
•A $24 million decrease due to the refund of SPP upgrade costs at PSO and SWEPCo.
•Asset Impairments and Other Related Charges increased $31 million due to the probable, partial disallowance of the Pirkey Plant net book value in the 2025 Texas Base Rate Case at SWEPCo.
•Depreciation and Amortization expenses increased $193 million primarily due to the following:
•A $145 million increase primarily due to a higher depreciable base at I&M, PSO and SWEPCo.
•A $26 million increase at APCo primarily due to the cumulative regulatory deferral true-up for the impact of CAMT expense incurred related to IRS Notice 2026-07 allowing tax repair deductions in the calculation of CAMT.
•An $8 million increase due to NOLC-related Excess ADIT deferrals recorded in 2025 and the amortization of these deferrals recorded in 2026 for IURC approved recovery through I&M’s Indiana tax rider.
These increases were partially offset by:
•An $11 million decrease at I&M due to Michigan PTC deferral activity.
•A $5 million decrease at SWEPCo primarily due to higher over-recovery of costs and allowable returns associated with generation rider recovery.
•Taxes Other Than Income Taxes increased $35 million primarily due to the following:
•A $21 million increase in property taxes at APCo, PSO and SWEPCo.
•A $7 million increase due to higher business and occupation taxes at APCo.
•Allowance for Equity Funds Used During Construction increased $17 million primarily due to a higher AFUDC base and higher equity return rates primarily at I&M, KPCo and SWEPCo.
•Non-Service Cost Components of Net Periodic Benefit Cost increased $19 million primarily due to the continued recognition of unfavorable 2022 pension plan asset returns used to calculate the 2026 pension expense.
•Interest Expense increased $168 million primarily due to higher long-term debt balances.
•Income Tax Benefit decreased $25 million primarily due to the following:
•A $114 million decrease due to a reduction in Excess ADIT primarily due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•A $28 million decrease due to an increase in pretax book income.
These decreases were partially offset by:
•A $70 million increase due to an increase in PTCs.
•A $31 million increase due to the cumulative true-up of CAMT related to IRS Notice 2026-07 allowing tax repair deductions in the calculation of CAMT.
•A $12 million increase due to a decrease in state taxes.

TRANSMISSION AND DISTRIBUTION UTILITIES

Summary of KWh Energy Sales for Transmission and Distribution Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions of KWhs)
Retail:
Residential	8,726	8,256	21,377	21,566
Commercial	14,885	12,610	40,623	33,240
Industrial	8,084	7,009	23,060	20,813
Miscellaneous	218	209	555	553
Total Retail (a)	31,913	28,084	85,615	76,172

Wholesale (b)	2	552	901	1,683

Total KWhs	31,915	28,636	86,516	77,855

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Summary of Heating and Cooling Degree Days for Transmission and Distribution Utilities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in degree days)
Eastern Region
Actual – Heating	—	—	1,996	2,077
Normal – Heating	2	3	1,993	1,996

Actual – Cooling	794	734	1,115	1,076
Normal – Cooling	704	707	1,032	1,032

Western Region
Actual – Heating	—	—	144	296
Normal – Heating	—	—	215	208

Actual – Cooling	1,611	1,367	2,735	2,520
Normal – Cooling	1,347	1,348	2,382	2,369

Transmission and Distribution Utilities
Reconciliation of 2025 to 2026 Earnings Attributable to AEP Common Shareholders
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2025 Earnings Attributable to AEP Common Shareholders	$267	$656

Changes in Revenues:
Retail Revenues	210	345
Off-system Sales	(32)	(13)
Transmission Revenues	14	66
Other Revenues	(14)	(4)
Total Change in Revenues	178	394

Changes in Expenses and Other:
Purchased Electricity for Resale	14	27
Purchased Electricity from AEP Affiliates	(8)	(13)
Other Operation and Maintenance	(141)	(258)
Depreciation and Amortization	(21)	(44)
Taxes Other Than Income Taxes	(11)	(37)
Other Income	4	3
Allowance for Equity Funds Used During Construction	12	27
Non-Service Cost Components of Net Periodic Benefit Cost	(3)	(1)
Interest Expense	(12)	(23)
Total Change in Expenses and Other	(166)	(319)

Income Tax Expense	6	14
Equity Earnings of Unconsolidated Subsidiary	(1)	(2)

2026 Earnings Attributable to AEP Common Shareholders	$284	$743

Third Quarter of 2026 Compared to Third Quarter of 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $210 million primarily due to the following:
•A $141 million increase in rider revenues in Ohio and Texas.
•A $40 million increase due to higher prices for purchased power to serve OPCo’s SSO customers.
•A $19 million increase in weather-related usage primarily due to an 18% increase in cooling degree days in Texas and an 8% increase in cooling degree days in Ohio.
•A $10 million increase in weather-normalized revenues primarily in the commercial and industrial classes in Ohio.
•Off-system Sales decreased $32 million primarily due to the transfer of OPCo’s OVEC power participation entitlement to AGR in June 2026.
•Transmission Revenues increased $14 million primarily due to continued transmission investment in Ohio and Texas.
•Other Revenues decreased $14 million primarily due to the following:
•An $8 million decrease primarily due to lower third-party Legacy Generation Resource Rider revenues as a result of approved legislation in Ohio in May 2025, which ended the retail recovery of OVEC purchased power costs.
•A $5 million decrease primarily due to a reduction in the PUCT authorized cap on Texas energy efficiency utility incentives.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses decreased $14 million primarily due to the following:
•A $34 million decrease in OVEC purchased power costs due to the transfer of OPCo’s OVEC power participation entitlement to AGR in June 2026.
•An $8 million decrease as a result of legislation approved in Ohio in 2025 related to the elimination of OPCo’s ability to recover from, or refund to, customers the difference between purchased power expenses from OVEC and OVEC-related revenues from PJM.
•A $2 million decrease in recoverable alternative energy rider expenses.
These decreases were partially offset by:
•A $36 million increase in recoverable auction purchases to serve SSO customers in Ohio.
•Purchased Electricity from AEP Affiliates increased $8 million primarily due to an increase in recoverable purchases to serve SSO customers in Ohio.
•Other Operation and Maintenance expenses increased $141 million primarily due to the following:
•An $86 million increase primarily due to an increase in recoverable PJM transmission expenses in Ohio.
•A $14 million increase in transmission and distribution expenses in Texas.
•A $14 million increase in distribution expenses primarily related to recoverable storm restoration costs and recoverable vegetation management expenses in Ohio.
•A $7 million increase due to recoverable Transmission Cost Recovery Factor expenses in Texas.
•A $7 million increase related to recoverable energy assistance program expenses for qualified Ohio customers.
•Depreciation and Amortization expenses increased $21 million primarily due to a higher depreciable base in Ohio and Texas.
•Taxes Other Than Income Taxes increased $11 million primarily due to higher property taxes in Ohio.
•Allowance for Equity Funds Used During Construction increased $12 million primarily due to a higher AFUDC base in Texas.
•Interest Expense increased $12 million primarily due to the following:
•A $14 million increase due to higher long-term debt balances in Texas.
•A $10 million increase due to interest on customer deposits in Texas from ERCOT’s Batch Zero process.
These increases were partially offset by:
•A $6 million decrease due to an increase in the debt component of AFUDC in Texas.
•A $5 million decrease due to the deferral of eligible costs related to the UTM in Texas.
•Income Tax Expense decreased $6 million primarily due to an increase in Excess ADIT credits refunded to customers as approved in the 2025 Ohio base rate case.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $345 million primarily due to the following:
•A $232 million increase in rider revenues in Ohio and Texas.
•A $99 million increase due to higher prices for purchased power to serve OPCo’s SSO customers.
•A $33 million increase in weather-normalized revenues primarily in the residential and commercial classes in Ohio and Texas.
These increases were partially offset by:
•A $20 million decrease in weather-related usage primarily driven by a 4% decrease in heating degree days in Ohio and less extreme weather conditions in the first six months of 2026 compared to the same period in 2025 in Texas.
•Off-system Sales decreased $13 million primarily due to the following:
•A $32 million decrease due to the transfer of OPCo’s OVEC power participation entitlement to AGR in June 2026.
This decrease was partially offset by:
•An $18 million increase due to increased sales of OPCo’s OVEC purchased power in the first half of 2026 driven by higher market prices and volumes.
•Transmission Revenues increased $66 million primarily due to continued transmission investment in Ohio and Texas.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses decreased $27 million primarily due to the following:
•A $57 million decrease in OVEC purchased power costs due to the transfer of OPCo’s OVEC power participation entitlement to AGR in June 2026.
•A $52 million decrease as a result of legislation approved in Ohio in 2025 related to the elimination of OPCo’s ability to recover from, or refund to, customers the difference between purchased power expenses from OVEC and OVEC-related revenues from PJM.
These decreases were partially offset by:
•An $86 million increase in recoverable auction purchases to serve SSO customers in Ohio.
•Purchased Electricity from AEP Affiliates expenses increased $13 million primarily due to an increase in recoverable purchases to serve SSO customers in Ohio.
•Other Operation and Maintenance expenses increased $258 million primarily due to the following:
•A $151 million increase in transmission expenses primarily due to a $134 million increase in recoverable PJM transmission expenses and a $12 million increase in recoverable vegetation management expenses in Ohio.
•A $28 million increase in distribution expenses primarily related to recoverable vegetation management expenses and recoverable storm restoration costs in Ohio.
•A $22 million increase related to recoverable energy assistance program expenses for qualified Ohio customers.
•An $18 million increase due to the partial disallowance of regulatory assets associated with the UTM deferrals in Texas.
•A $14 million increase in transmission and distribution expenses in Texas.
•A $13 million increase in administrative and general expenses primarily due to employee-related expenses in Texas.
•Depreciation and Amortization expenses increased $44 million due to a higher depreciable base in Ohio and Texas.
•Taxes Other Than Income Taxes increased $37 million due to the following:
•A $25 million increase due to higher property taxes in Ohio.
•An $8 million increase in state excise taxes due to increased billed KWhs in Ohio.
•Allowance for Equity Funds Used During Construction increased $27 million primarily due to a higher AFUDC base in Texas.
•Interest Expense increased $23 million primarily due to the following:
•A $38 million increase due to higher long-term debt balances in Texas.
•An $11 million increase due to interest on customer deposits in Texas from ERCOT’s Batch Zero process.
These increases were partially offset by:
•A $15 million decrease due to an increase in the debt component of AFUDC in Texas.
•An $11 million decrease due to the deferral of eligible costs related to the UTM in Texas.
•Income Tax Expense decreased $14 million primarily due to the following:
•A $23 million decrease due to an increase in Excess ADIT credits refunded to customers as approved in the 2025 Ohio base rate case.
•A $5 million decrease due to an increase in AFUDC equity.
This decrease was partially offset by:
•An $16 million increase due to an increase in pretax book income in Ohio.

AEP TRANSMISSION HOLDCO
Summary of Investment in Transmission Assets for AEP Transmission Holdco

	September 30,
	2026	2025
	(in millions)
Plant in Service	$18,629	$16,877
Construction Work in Progress	2,990	2,376
Accumulated Depreciation and Amortization	2,224	1,891
Total Transmission Property, Net	$19,395	$17,362

AEP Transmission Holdco
Reconciliation of 2025 to 2026
Earnings Attributable to AEP Members from AEP Transmission Holdco
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2025 Earnings Attributable to AEP Members from AEP Transmission Holdco	$200	$1,013

Changes in Transmission Revenues:
Transmission Revenues	42	(49)
Total Change in Transmission Revenues	42	(49)

Changes in Expenses and Other:
Other Operation and Maintenance	(12)	(39)
Depreciation and Amortization	(12)	(36)
Taxes Other Than Income Taxes	10	(14)
Interest and Investment Income	2	4
Allowance for Equity Funds Used During Construction	5	9
Non-Service Cost Components of Net Periodic Pension Cost	—	(1)
Interest Expense	(8)	(29)
Total Change in Expenses and Other	(15)	(106)

Income Tax Expense	(8)	(210)
Equity Earnings of Unconsolidated Subsidiaries	4	7
Net Income Attributable to Noncontrolling Interests	(4)	(2)

2026 Earnings Attributable to AEP Members from AEP Transmission Holdco	$219	$653

Third Quarter of 2026 Compared to Third Quarter of 2025

The major component of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates were as follows:

•Transmission Revenues increased $42 million primarily due to continued transmission investment.

Expenses and Other and Income Tax Expense:

•Other Operation and Maintenance expenses increased $12 million primarily due to the following:
•A $6 million increase in employee-related costs.
•A $2 million increase in vegetation management and facility compliance costs.
•A $2 million increase in affiliated rent and shared services.

•Depreciation and Amortization expenses increased $12 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes decreased $10 million primarily due to prior period adjustments in Ohio, partially offset by higher property taxes associated with increased transmission investment.
•Allowance for Equity Funds Used During Construction increased $5 million primarily due to a higher CWIP base.
•Interest Expense increased $8 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense increased $8 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The major components of the decrease in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues decreased $49 million primarily due to the following:
•A $214 million decrease due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
This decrease was partially offset by:
•A $161 million increase due to continued transmission investment.

Expenses and Other, Income Tax Expense, Equity Earnings of Unconsolidated Subsidiaries and Net Income Attributable to Noncontrolling Interest changed between years as follows:
•Other Operation and Maintenance expenses increased $39 million primarily due to the following:
•A $16 million increase in employee-related costs.
•A $12 million increase in vegetation management and facility compliance costs.
•A $7 million increase in affiliated rent and shared services.
•Depreciation and Amortization expenses increased $36 million due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $14 million primarily due to higher property taxes associated with increased transmission investment, partially offset by prior period adjustments in Ohio.
•Allowance for Equity Funds Used During Construction increased $9 million primarily due to a higher CWIP base and higher equity rates.
•Interest Expense increased $29 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense increased $210 million primarily due to the following:
•A $254 million increase due to a reduction in Excess ADIT as a result of the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
This increase was partially offset by:
•A $31 million decrease due to a decrease in pretax book income.
•A $5 million decrease due to a decrease in state taxes.
•Equity Earnings of Unconsolidated Subsidiaries increased $7 million primarily due to higher pretax earnings at ETT.
•Net Income Attributable to Noncontrolling Interests increased $2 million primarily due to the following:
•A $56 million increase primarily due to the Midwest Transmission Holdings noncontrolling interest transaction that closed in June 2025.
This increase was partially offset by:
•A $54 million decrease due to higher 2025 earnings for Midwest Transmission Holdings due to the impact of the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.

GENERATION & MARKETING

Reconciliation of 2025 to 2026 Earnings Attributable to AEP Common Shareholders
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2025 Earnings Attributable to AEP Common Shareholders	$45	$209

Changes in Revenues:
Retail, Trading and Marketing	116	384
Merchant Generation	64	108
Other Revenues	58	94
Total Change in Revenues	238	586

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(167)	(533)
Other Operation and Maintenance	(13)	2
Depreciation and Amortization	(1)	(2)
Interest and Investment Income	5	14
Non-Service Cost Components of Net Periodic Benefit Cost	—	(1)
Interest Expense	(1)	—
Total Change in Expenses and Other	(177)	(520)

Income Tax Expense	(10)	(7)

2026 Earnings Attributable to AEP Common Shareholders	$96	$268

Third Quarter of 2026 Compared to Third Quarter of 2025

The major components of the increase in Revenues were as follows:
•Retail, Trading and Marketing increased $116 million primarily due to higher market prices in 2026.
•Merchant Generation increased $64 million primarily due to higher realized prices in 2026.
•Other Revenues increased $58 million primarily due to continued progress on customer infrastructure projects in 2026.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $167 million primarily due to an increase in energy costs in 2026.
•Other Operation and Maintenance expenses increased $13 million primarily due to continued progress on customer infrastructure projects in 2026, partially offset by renewable contract modification proceeds.
•Interest and Investment Income increased $5 million primarily due to an increase in interest income due to higher advances to affiliates.
•Income Tax Expense increased $10 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The major components of the increase in Revenues were as follows:

•Retail, Trading and Marketing increased $384 million primarily due to higher market prices in 2026, partially offset by reduced MTM hedging gains.
•Merchant Generation increased $108 million primarily due to higher realized prices in 2026.
•Other Revenues increased $94 million primarily due to continued progress on customer infrastructure projects in 2026.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $533 million primarily due to an increase in energy costs in 2026.
•Interest and Investment Income increased $14 million primarily due to an increase in interest income due to higher advances to affiliates.
•Income Tax Expense increased $7 million primarily due to an increase in pretax book income.

CORPORATE AND OTHER

Third Quarter of 2026 Compared to Third Quarter of 2025

Earnings Attributable to AEP Common Shareholders from Corporate and Other increased from a loss of $118 million in 2025 to a loss of $109 million in 2026 primarily due to:

•A $71 million increase in Income Tax Benefit primarily due to the following:
•A $44 million increase due to an increase in PTCs.
•A $10 million increase due to a decrease in pretax book income.
•A $9 million increase due to a decrease in state taxes.
This increase in earnings was partially offset by:
•A $36 million increase in interest expense primarily due to higher long-term debt balances.
•A $12 million increase in employee-related costs.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Earnings Attributable to AEP Common Shareholders from Corporate and Other decreased from a loss of $215 million in 2025 to a loss of $333 million in 2026 primarily due to:

•A $74 million increase in interest expense primarily due to higher long-term debt balances.
•A $12 million increase in employee-related costs.
•An $11 million decrease in the recognition of deferred revenues on completed contracts.
These decreases in earnings were partially offset by:
•A $20 million increase in Income Tax Benefit primarily due to the following:
•A $26 million increase due to a decrease in pretax book income.
•A $7 million increase due to an increase in PTCs.
These increases were partially offset by:
•A $17 million decrease due to an increase in state taxes.

AEP CONSOLIDATED INCOME TAXES

Third Quarter of 2026 Compared to Third Quarter of 2025

Income Tax Expense decreased $14 million primarily due to:
•A $22 million decrease due to an increase in flow-through benefits primarily driven by AFUDC equity.
•A $21 million decrease due to a decrease in state taxes.
•A $7 million decrease due to a decrease in flow-through CAMT expense.
•A $4 million decrease due to an increase in excess ADIT asset reversals.
•A $2 million decrease due to an increase in PTCs.
These decreases were partially offset by:
•A $46 million increase due to an increase in pretax book income.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Income Tax Expense increased $208 million primarily due to:
•A $368 million increase due to a reduction in Excess ADIT as a result of the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
This increase was partially offset by:
•A $76 million decrease due to an increase in PTCs.
•A $31 million decrease due to the cumulative true-up of CAMT related to IRS Notice 2026-07 allowing tax repair deductions in the calculation of CAMT.
•An $18 million decrease due to an increase in amortization of Excess ADIT.
•A $13 million decrease due to an increase in flow-through benefits primarily driven by AFUDC equity.
•A $13 million decrease due to favorable discrete adjustments.

FINANCIAL CONDITION

AEP measures financial condition by the strength of its balance sheet and the liquidity provided by its cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Equity Capitalization

	September 30, 2026		December 31, 2025
	(dollars in millions)
Long-term Debt, including amounts due within one year	$52,541	59.4%	$47,322	58.4%
Short-term Debt	1,875	2.1	1,508	1.9
Total Debt	54,416	61.5	48,830	60.3
AEP Common Equity	32,775	37.1	31,138	38.4
Noncontrolling Interests	1,268	1.4	1,080	1.3
Total Debt and Equity Capitalization	$88,459	100.0%	$81,048	100.0%

AEP’s ratio of debt-to-total capital increased from 60.3% to 61.5% as of December 31, 2025 and September 30, 2026, respectively, primarily due to an increase in long-term debt to support AEP’s capital investment plan in addition to working capital needs.

Liquidity

Liquidity, or access to cash, is an important factor in determining AEP’s financial stability.  Management believes AEP has adequate liquidity for the next twelve months and for the foreseeable future.  As of September 30, 2026, AEP had $8 billion of revolving credit facilities to support its commercial paper program.  Additional liquidity is available from cash from operations and a receivables securitization agreement.  Management is committed to maintaining adequate liquidity.  AEP generally uses short-term borrowings to fund working capital needs, property acquisitions and construction until long-term funding is arranged.  Sources of long-term funding include issuance of long-term debt, long-term asset securitizations, leasing agreements, hybrid securities or common stock. AEP and its utilities finance its operations with commercial paper and other variable rate instruments that are subject to fluctuations in interest rates. To the extent that there is an increase in interest rates, it could reduce future net income and cash flows and impact financial condition. In addition, market volatility and reduced liquidity in the financial markets could affect AEP’s ability to raise capital on reasonable terms to fund capital needs, including construction costs and refinancing maturing indebtedness.

Net Available Liquidity

AEP manages liquidity by maintaining adequate external financing commitments.  As of September 30, 2026, available liquidity was approximately $7.4 billion as illustrated in the table below:

		Amount	Maturity
Commercial Paper:		(in millions)
	Revolving Credit Facility	$6,500	April 2031
	Revolving Credit Facility	1,500	April 2029
Cash and Cash Equivalents		418
Total Liquidity Sources		8,418
Less:	AEP Commercial Paper Outstanding	975
Net Available Liquidity		$7,443

AEP uses its commercial paper program to meet the short-term borrowing needs of its subsidiaries.  The program funds a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and the short-term debt requirements of subsidiaries that are not participating in either money pool for regulatory or operational reasons, as direct borrowers.  The maximum amount of commercial paper outstanding during the first nine months of 2026 was $2.1 billion.  The weighted-average interest rate for AEP’s commercial paper for the nine months ended September 30, 2026 was 3.94%.

Other Credit Facilities

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility. AEP issues letters of credit on behalf of subsidiaries under seven uncommitted facilities totaling $850 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of September 30, 2026 was $525 million with maturities ranging from October 2026 to September 2027.

Securitized Accounts Receivables

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2028. As of September 30, 2026, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Debt Covenants and Borrowing Limitations

AEP’s credit agreements contain certain covenants and require it to maintain a percentage of debt-to-total capitalization at a level that does not exceed 67.5%.  The method for calculating outstanding debt and capitalization is contractually defined in AEP’s credit agreements.  Debt as defined in the revolving credit agreement excludes securitization bonds and debt of AEP Credit. As of September 30, 2026, this contractually defined percentage was 56.0%. Non-performance under these covenants could result in an event of default under these credit agreements.  In addition, the acceleration of AEP’s payment obligations, or the obligations of certain of AEP’s major subsidiaries, prior to maturity under any other agreement or instrument relating to debt outstanding in excess of $100 million, would cause an event of default under these credit agreements.  This condition also applies, at the more restrictive level of $50 million of debt outstanding, in a majority of AEP’s non-exchange-traded commodity contracts and would similarly allow lenders and counterparties to declare the outstanding amounts payable.  However, a default under AEP’s non-exchange-traded commodity contracts would not cause an event of default under its credit agreements.

The revolving credit facilities do not permit the lenders to refuse a draw on any facility if a material adverse change occurs.

Utility Money Pool borrowings and external borrowings may not exceed amounts authorized by regulatory orders and AEP manages its borrowings to stay within those authorized limits.

ATM Program

In November 2025, AEP filed a prospectus supplement under which it may sell up to $3.5 billion of its common stock through an ATM program. In the first quarter of 2026, two million shares of common stock were issued for $264 million in net proceeds. In addition to these issuances and sales of shares of common stock, AEP also may use the ATM program to enter into forward sale agreements. As of September 30, 2026, AEP had issued six million shares in forward sale agreements through its ATM program with expected proceeds of $684 million.

See “Forward Equity Agreements” section of Note 12 for additional information regarding shares issued or expected to be issued under forward sale agreements.

Dividend Policy and Restrictions

The Board of Directors declared a quarterly dividend of $0.97 per share in October 2026. Future dividends may vary depending upon AEP’s profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time. Parent’s income primarily derives from common stock equity in the earnings of its utility subsidiaries. Various financing arrangements and regulatory requirements may impose certain restrictions on the ability of the subsidiaries to transfer funds to Parent in the form of dividends. Management does not believe these restrictions will have any significant impact on its ability to access cash to meet the payment of dividends on its common stock. See “Dividend Restrictions” section of Note 12 for additional information.

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

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$268	$246
Net Cash Flows from Operating Activities	5,767	5,131
Net Cash Flows Used for Investing Activities	(11,171)	(7,749)
Net Cash Flows from Financing Activities	5,643	3,479
Net Increase in Cash, Cash Equivalents and Restricted Cash	239	861
Cash, Cash Equivalents and Restricted Cash at End of Period	$507	$1,107

Operating Activities

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Net Income	$2,868	$3,091
Non-Cash Adjustments to Net Income (a)	3,162	2,517
Mark-to-Market of Risk Management Contracts	(116)	(193)
Pension Contributions to Qualified Plan Trust	—	(95)
Property Taxes	564	541
Deferred Fuel Over/Under-Recovery, Net	133	165
Change in Other Noncurrent Assets	(838)	(720)
Change in Other Noncurrent Liabilities	673	134
Change in Certain Components of Working Capital	(679)	(309)
Net Cash Flows from Operating Activities	$5,767	$5,131

(a)Non-Cash Adjustments to Net Income includes Depreciation and Amortization, Deferred Income Taxes, Asset Impairments and Other Related Charges and AFUDC.

Net Cash Flows from Operating Activities increased by $636 million primarily due to the following:
•A $539 million increase in cash from Change in Other Noncurrent Liabilities. This increase is primarily due to the increase in customer deposits, the timing of deferred revenue on customer infrastructure projects and changes in regulatory liabilities driven by timing differences in refunds to customers under rate rider mechanisms.
•A $422 million increase in cash from Net Income, after non-cash adjustments. See Results of Operations for further detail.
•A $95 million increase in cash due to a discretionary contribution to the qualified pension plan made in 2025. See Note 7 - Benefit Plans for additional information.
•A $47 million increase in cash due to changes in risk management contract collateral positions.
These increases in cash were partially offset by:
•A $370 million decrease in cash from the Change in Certain Components of Working Capital. This decrease is primarily due to timing of accounts receivable collections and an increase in fuel, materials and supplies driven by higher coal inventory on hand, partially offset by the increase in customer deposits.

Investing Activities

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Construction Expenditures	$(9,107)	$(6,001)
Acquisitions of Generation Facilities	(2,394)	(1,657)
Acquisitions of Nuclear Fuel	(97)	(89)
Contribution in Aid of Construction Advances	572	148
Other	(145)	(150)
Net Cash Flows Used for Investing Activities	$(11,171)	$(7,749)

Net Cash Flows Used for Investing Activities increased by $3.4 billion primarily due to the following:
•A $3.1 billion increase in Construction Expenditures primarily due to increases in Vertically Integrated Utilities of $1.1 billion, Transmission and Distribution Utilities of $1 billion and AEP Transmission Holdco of $600 million.
•A $737 million increase primarily due to the acquisitions of five generation facilities in 2026. See “Acquisitions” section of Note 6 for additional information.
This increase was partially offset by:
•A $424 million decrease due to higher contributions in aid of construction primarily due to increases in Transmission and Distribution Utilities of $237 million and AEP Transmission Holdco of $185 million.

Financing Activities

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Issuance of Common Stock	$417	$187
Issuance/Retirement of Debt, Net	5,559	2,079
Proceeds from the Midwest Transmission Holdings Noncontrolling Interest Transaction, Net of Transaction Costs	—	2,783
Dividends Paid on Common Stock	(1,558)	(1,498)
Security Deposits	1,199	—
Other	26	(72)
Net Cash Flows from Financing Activities	$5,643	$3,479

Net Cash Flows from Financing Activities increased by $2.2 billion primarily due to the following:
•A $1.7 billion increase due to changes in short-term debt.
•A $1.2 billion increase in security deposits primarily due to the collection of additional deposits under ERCOT’s Batch Zero process.
•A $970 million decrease in retirements of long-term debt. See Note 12 - Financing Activities for additional information.
•A $777 million increase in issuances of long-term debt. See Note 12 - Financing Activities for additional information.
•A $230 million increase in issuances of common stock primarily under AEP’s ATM Program. See Note 12 - Financing Activities for additional information.
These increases in cash were partially offset by:
•A $2.8 billion decrease due to proceeds from the 2025 Midwest Transmission Holdings Noncontrolling Interest transaction. See “Noncontrolling Interest in Midwest Transmission Holdings” section of Note 6 for additional information.

See the “Financing Activities Subsequent Events” section of Note 12 for Long-term debt and other securities issued, retired and principal payments made after September 30, 2026 through October 28, 2026, the date that the third quarter Form 10-Q was filed.

BUDGETED CAPITAL EXPENDITURES

Management forecasts approximately $15.6 billion of capital expenditures in 2026.  For the five-year period, 2027 through 2031, management forecasts capital expenditures of $100.4 billion. Management’s forecasted capital expenditures reflect planned investments for transmission infrastructure and new generation resources to support existing customers and forecasted large load increases and continued improvements in distribution system reliability.

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

The 2027-2031 estimated capital expenditures by Business Segment are as follows:

Segment	2027-2031 Budgeted Capital Expenditures
(in billions)
Vertically Integrated Utilities	$52.2
Transmission and Distribution Utilities	23.6
AEP Transmission Holdco	18.1
Generation & Marketing	4.4
Corporate and Other	2.1
Total	$100.4

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a detailed discussion of AEP’s market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of AEP's Annual Report on Form 10-K for the year ended December 31, 2025. During the nine months ended September 30, 2026, there were no material changes to disclosures about market risk, inclusive of credit risk, value at risk associated with risk management contracts and interest rate risk. See Note 9 – Derivatives and Hedging and Note 10 – Fair Value Measurements for additional information related to risk management contracts.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions, except per-share and share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES
Vertically Integrated Utilities	$3,923	$3,511	$10,338	$9,531
Transmission and Distribution Utilities	1,853	1,680	5,015	4,638
Generation & Marketing	922	694	2,546	1,976
Other Revenues	134	126	398	416
TOTAL REVENUES	6,832	6,011	18,297	16,561

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	2,087	1,981	5,808	5,375
Other Operation	1,028	798	2,592	2,088
Maintenance	447	405	1,302	1,114
Asset Impairments and Other Related Charges	—	—	31	—
Depreciation and Amortization	1,025	879	2,842	2,566
Taxes Other Than Income Taxes	433	426	1,303	1,213
TOTAL EXPENSES	5,020	4,489	13,878	12,356

OPERATING INCOME	1,812	1,522	4,419	4,205

Other Income (Expense):
Other Income	6	12	26	35
Allowance for Equity Funds Used During Construction	81	59	226	173
Non-Service Cost Components of Net Periodic Benefit Cost	25	34	82	104
Interest Expense	(606)	(509)	(1,743)	(1,493)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	1,318	1,118	3,010	3,024

Income Tax Expense	125	139	221	13
Equity Earnings of Unconsolidated Subsidiaries	25	21	79	80

NET INCOME	1,218	1,000	2,868	3,091

Net Income Attributable to Noncontrolling Interests	31	28	94	93

EARNINGS ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1,187	$972	$2,774	$2,998

WEIGHTED AVERAGE NUMBER OF BASIC AEP COMMON SHARES OUTSTANDING	544,431,979	534,867,357	543,566,814	534,186,206

TOTAL BASIC EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$2.18	$1.82	$5.10	$5.61

WEIGHTED AVERAGE NUMBER OF DILUTED AEP COMMON SHARES OUTSTANDING	550,103,235	537,988,799	549,270,434	536,364,715

TOTAL DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$2.16	$1.81	$5.05	$5.59

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$1,218	$1,000	$2,868	$3,091

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Cash Flow Hedges, Net of Tax of $1 and $(4) for the Three Months Ended September 30, 2026 and 2025, Respectively, and $3 and $(7) for the Nine Months Ended September 30, 2026 and 2025, Respectively	5	(16)	12	(26)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2026 and 2025, Respectively, and $1 and $0 for the Nine Months Ended September 30, 2026 and 2025, Respectively	1	—	3	1

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	6	(16)	15	(25)

TOTAL COMPREHENSIVE INCOME	1,224	984	2,883	3,066

Total Comprehensive Income Attributable To Noncontrolling Interests	31	28	94	93

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO AEP COMMON SHAREHOLDERS	$1,193	$956	$2,789	$2,973

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	AEP Common Shareholders
	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Paid-in Capital	Retained Earnings			Noncontrolling Interests	Total
TOTAL EQUITY – DECEMBER 31, 2024	534	$3,472	$9,606	$13,869		$(3)	$42	$26,986

Issuance of Common Stock	1	7	68					75
Common Stock Dividends				(500)	(a)		(1)	(501)
Other Changes in Equity			(22)					(22)
Net Income				800			2	802
Other Comprehensive Income						24		24
TOTAL EQUITY – MARCH 31, 2025	535	3,479	9,652	14,169		21	43	27,364

Issuance of Common Stock	1	4	53					57
Common Stock Dividends				(499)	(a)		(1)	(500)
Other Changes in Equity			8					8
Midwest Transmission Holdings NCI Transaction			1,791				992	2,783
Net Income				1,226			63	1,289
Other Comprehensive Loss						(33)		(33)
TOTAL EQUITY – JUNE 30, 2025	536	3,483	11,504	14,896		(12)	1,097	30,968

Issuance of Common Stock	—	3	52					55
Capital Contributions from NCI							34	34
Common Stock Dividends				(499)	(a)			(499)
Dividends Paid to NCI							(69)	(69)
Other Changes in Equity			6					6
Net Income				972			28	1,000
Other Comprehensive Loss						(16)		(16)
TOTAL EQUITY – SEPTEMBER 30, 2025	536	$3,486	$11,562	$15,369		$(28)	$1,090	$31,479

TOTAL EQUITY – DECEMBER 31, 2025	542	$3,523	$12,138	$15,441		$36	$1,080	$32,218

Issuance of Common Stock	3	21	337					358
Capital Contributions from NCI							96	96
Common Stock Dividends				(520)	(a)			(520)
Dividends Paid to NCI							(35)	(35)
Other Changes in Equity			(28)					(28)
Net Income				874			29	903
Other Comprehensive Loss						(14)		(14)
TOTAL EQUITY – MARCH 31, 2026	545	3,544	12,447	15,795		22	1,170	32,978

Issuance of Common Stock	1	2	45					47
Capital Contributions from NCI							60	60
Common Stock Dividends				(519)	(a)			(519)
Dividends Paid to NCI							(54)	(54)
Other Changes in Equity			7					7
Net Income				713			34	747
Other Comprehensive Income						23		23
TOTAL EQUITY – JUNE 30, 2026	546	3,546	12,499	15,989		45	1,210	33,289

Issuance of Common Stock	—	1	11					12
Capital Contributions from NCI							113	113
Common Stock Dividends				(519)	(a)			(519)
Dividends Paid to NCI							(86)	(86)
Other Changes in Equity			10					10
Net Income				1,187			31	1,218
Other Comprehensive Income						6		6
TOTAL EQUITY – SEPTEMBER 30, 2026	546	$3,547	$12,520	$16,657		$51	$1,268	$34,043
(a)    Cash dividends declared per AEP common share were $0.95 and $0.93 in 2026 and 2025, respectively.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$418	$197
Restricted Cash (September 30, 2026 and December 31, 2025 Amounts Include $89 and $71, Respectively, Related to Restoration Funding, Appalachian Consumer Rate Relief Funding, Appalachian Recovery Funding, Storm Recovery Funding and Cost Recovery Funding)	89	71
Other Temporary Investments (September 30, 2026 and December 31, 2025 Amounts Include $239 and $209, Respectively, Related to EIS)	252	220
Accounts Receivable:
Customers	1,421	1,166
Accrued Unbilled Revenues	422	421
Pledged Accounts Receivable – AEP Credit	1,600	1,272
Miscellaneous	101	60
Allowance for Credit Losses	(54)	(52)
Total Accounts Receivable	3,490	2,867
Fuel	506	576
Materials and Supplies	1,287	1,046
Risk Management Assets	588	352
Accrued Tax Benefits	344	85
Regulatory Asset for Under-Recovered Fuel Costs	504	426
Prepayments and Other Current Assets	362	212
TOTAL CURRENT ASSETS	7,840	6,052

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	27,674	28,388
Transmission	44,509	42,557
Distribution	35,251	33,364
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	9,843	8,635
Construction Work in Progress	10,907	7,635
Total Property, Plant and Equipment	128,184	120,579
Accumulated Depreciation and Amortization	27,956	28,205
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	100,228	92,374

OTHER NONCURRENT ASSETS
Regulatory Assets	4,967	4,804
Securitized Assets	2,221	933
Spent Nuclear Fuel and Decommissioning Trusts	5,256	4,916
Goodwill	53	53
Long-term Risk Management Assets	266	265
Operating Lease Assets	660	661
Deferred Charges and Other Noncurrent Assets	4,204	4,402
TOTAL OTHER NONCURRENT ASSETS	17,627	16,034

TOTAL ASSETS	$125,695	$114,460

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2026 and December 31, 2025
(in millions, except per-share and share amounts)
(Unaudited)

			September 30,	December 31,
			2026	2025
CURRENT LIABILITIES
Accounts Payable			$3,944	$3,429
Short-term Debt:
Securitized Debt for Receivables – AEP Credit			900	900
Other Short-term Debt			975	608
Total Short-term Debt			1,875	1,508
Long-term Debt Due Within One Year (September 30, 2026 and December 31, 2025 Amounts Include $201 and $207, Respectively, Related to DCC Fuel, Restoration Funding, Appalachian Consumer Rate Relief Funding, Appalachian Recovery Funding, Storm Recovery Funding, Transource Energy and Cost Recovery Funding)			2,677	3,194
Risk Management Liabilities			209	132
Customer Deposits			770	507
Accrued Taxes			1,363	2,002
Accrued Interest			719	544
Obligations Under Operating Leases			95	100
Other Current Liabilities			3,634	1,898
TOTAL CURRENT LIABILITIES			15,286	13,314

NONCURRENT LIABILITIES
Long-term Debt (September 30, 2026 and December 31, 2025 Amounts Include $2,519 and $1,294, Respectively, Related to DCC Fuel, Restoration Funding, Appalachian Consumer Rate Relief Funding, Appalachian Recovery Funding, Storm Recovery Funding, Transource Energy and Cost Recovery Funding)			49,864	44,128
Long-term Risk Management Liabilities			214	178
Deferred Income Taxes			11,721	10,951
Regulatory Liabilities and Deferred Investment Tax Credits			8,748	8,362
Asset Retirement Obligations			3,669	3,556
Employee Benefits and Pension Obligations			262	232
Obligations Under Operating Leases			584	578
Deferred Credits and Other Noncurrent Liabilities			1,228	905
TOTAL NONCURRENT LIABILITIES			76,290	68,890

TOTAL LIABILITIES			91,576	82,204

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

Contingently Redeemable Performance Share Awards			76	38

EQUITY
Common Stock – Par Value – $6.50 Per Share:
	2026	2025
Shares Authorized	900,000,000	600,000,000
Shares Issued	545,692,925	542,048,288
(1,186,815 Shares were Held in Treasury as of September 30, 2026 and December 31, 2025, Respectively)			3,547	3,523
Paid-in Capital			12,520	12,138
Retained Earnings			16,657	15,441
Accumulated Other Comprehensive Income (Loss)			51	36
TOTAL AEP COMMON SHAREHOLDERS’ EQUITY			32,775	31,138

Noncontrolling Interests			1,268	1,080

TOTAL EQUITY			34,043	32,218

TOTAL LIABILITIES AND EQUITY			$125,695	$114,460

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net Income	$2,868	$3,091
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	2,842	2,566
Deferred Income Taxes	515	124
Asset Impairments and Other Related Charges	31	—
Allowance for Equity Funds Used During Construction	(226)	(173)
Mark-to-Market of Risk Management Contracts	(116)	(193)
Pension Contributions to Qualified Plan Trust	—	(95)
Property Taxes	564	541
Deferred Fuel Over/Under-Recovery, Net	133	165
Change in Other Noncurrent Assets	(838)	(720)
Change in Other Noncurrent Liabilities	673	134
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(528)	(212)
Fuel, Materials and Supplies	(162)	151
Accounts Payable	603	327
Accrued Taxes, Net	(899)	(687)
Other Current Assets	(81)	38
Other Current Liabilities	388	74
Net Cash Flows from Operating Activities	5,767	5,131

INVESTING ACTIVITIES
Construction Expenditures	(9,107)	(6,001)
Purchases of Investment Securities	(2,530)	(2,407)
Sales of Investment Securities	2,443	2,349
Acquisitions of Generation Facilities	(2,394)	(1,657)
Acquisitions of Nuclear Fuel	(97)	(89)
Contribution in Aid of Construction Advances	572	148
Other Investing Activities	(58)	(92)
Net Cash Flows Used for Investing Activities	(11,171)	(7,749)

FINANCING ACTIVITIES
Capital Contribution from Noncontrolling Interest	269	34
Issuance of Common Stock	417	187
Issuance of Long-term Debt	7,026	6,249
Issuance of Short-term Debt with Original Maturities greater than 90 Days	—	320
Change in Short-term Debt with Original Maturities less than 90 Days, Net	367	(1,008)
Retirement of Long-term Debt	(1,834)	(2,804)
Redemption of Short-term Debt with Original Maturities Greater than 90 Days	—	(678)
Proceeds from the Midwest Transmission Holdings Noncontrolling Interest Transaction, Net of Transaction Costs	—	2,783
Dividends Paid on Common Stock	(1,558)	(1,498)
Dividends Paid to Noncontrolling Interest	(175)	(71)
Security Deposits	1,199	—
Other Financing Activities	(68)	(35)
Net Cash Flows from Financing Activities	5,643	3,479

Net Increase in Cash, Cash Equivalents and Restricted Cash	239	861
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	268	246
Cash, Cash Equivalents and Restricted Cash at End of Period	$507	$1,107

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions of KWhs)
Retail:
Residential	4,608	4,135	10,306	10,326
Commercial	5,684	5,219	15,452	14,037
Industrial	4,477	3,489	12,348	10,159
Miscellaneous	195	186	481	477
Total Retail (a)	14,964	13,029	38,587	34,999
(a)Represents energy delivered to distribution customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in degree days)
Actual – Heating	—	—	144	296
Normal – Heating	—	—	215	208

Actual – Cooling	1,611	1,367	2,735	2,520
Normal – Cooling	1,347	1,348	2,382	2,369

AEP Texas Inc. and Subsidiaries
Reconciliation of 2025 to 2026
Net Income
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2025 Net Income	$166	$389

Changes in Revenues:
Retail Revenues	38	31
Transmission Revenues	7	40
Other Revenues	(5)	10
Total Change in Revenues	40	81

Changes in Expenses and Other:
Other Operation and Maintenance	(24)	(46)
Depreciation and Amortization	(10)	(19)
Taxes Other Than Income Taxes	(3)	(3)
Interest Income	4	4
Allowance for Equity Funds Used During Construction	10	25
Non-Service Cost Components of Net Periodic Benefit Cost	—	1
Interest Expense	(13)	(23)
Total Change in Expenses and Other	(36)	(61)

Income Tax Expense	2	(4)

2026 Net Income	$172	$405

Third Quarter of 2026 Compared to Third Quarter of 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $38 million primarily due to the following:
•A $27 million increase in rider revenues.
•A $14 million increase in weather-related usage primarily due to an 18% increase in cooling degree days.
•Transmission Revenues increased $7 million primarily due to continued transmission investment.
•Other Revenues decreased $5 million primarily due to a reduction in the PUCT authorized cap on Texas energy efficiency utility incentives.

Expenses and Other changed between years as follows:
•Other Operation and Maintenance expenses increased $24 million primarily due to the following:
•A $14 million increase in transmission and distribution expenses.
•A $7 million increase due to recoverable Transmission Cost Recovery Factor expenses.
•Depreciation and Amortization expenses increased $10 million primarily due to a higher depreciable base.
•Allowance for Equity Funds Used During Construction increased $10 million primarily due to a higher AFUDC base.
•Interest Expense increased $13 million primarily due to the following:
•A $14 million increase due to higher long-term debt balances.
•A $10 million increase due to interest on customer deposits from ERCOT’s Batch Zero process.
These increases were partially offset by:
•A $6 million decrease due to an increase in the debt component of AFUDC.
•A $5 million decrease due to the deferral of eligible costs related to the UTM.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The major components of the increase in Revenues were as follows:
•Retail Revenues increased $31 million primarily due to the following:
•A $34 million increase in rider revenues.
•A $13 million increase in weather-normalized revenues primarily in the residential and commercial classes.
These increases were partially offset by:
•A $7 million decrease due to Transition Funding customer refunds.
•A $6 million decrease in weather-related usage due to less extreme weather conditions in the first six months of 2026 compared to the same period in 2025.
•Transmission Revenues increased $40 million primarily due to continued transmission investment.
•Other Revenues increased $10 million primarily due to the following:
• A $16 million increase in the taxable portion of payments received from customers for large interconnection projects.
This increase was partially offset by:
•A $7 million decrease primarily due to a reduction in the PUCT authorized cap on Texas energy efficiency utility incentives.

Expenses and Other changed between years as follows:

•Other Operation and Maintenance expenses increased $46 million primarily due to the following:
•An $18 million increase due to the partial disallowance of regulatory assets associated with the UTM deferrals.
•A $14 million increase in transmission and distribution expenses.
•A $13 million increase in administrative and general expenses primarily due to employee-related expenses.
•Depreciation and Amortization expenses increased $19 million primarily due to the following:
•A $27 million increase due to a higher depreciable base.
This increase was partially offset by:
•A $5 million decrease primarily due to the amortization of regulatory liabilities related to Transition Funding customer refunds.
•A $4 million decrease due to the deferral of eligible costs related to the UTM.
•Allowance for Equity Funds Used During Construction increased $25 million primarily due to a higher AFUDC base.
•Interest Expense increased $23 million primarily due to the following:
•A $38 million increase due to higher long-term debt balances.
•A $10 million increase due to interest on customer deposits from ERCOT’s Batch Zero process.
These increases were partially offset by:
•A $15 million decrease due to an increase in the debt component of AFUDC.
•An $11 million decrease due to the deferral of eligible costs related to the UTM.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Electric Transmission and Distribution	$655	$616	$1,728	$1,664
Sales to AEP Affiliates	2	1	5	4
Other Revenues	2	2	21	5
TOTAL REVENUES	659	619	1,754	1,673

EXPENSES
Other Operation	207	187	563	517
Maintenance	28	24	79	79
Depreciation and Amortization	123	113	348	329
Taxes Other Than Income Taxes	49	46	134	131
TOTAL EXPENSES	407	370	1,124	1,056

OPERATING INCOME	252	249	630	617

Other Income (Expense):
Interest Income	4	—	5	1
Allowance for Equity Funds Used During Construction	23	13	62	37
Non-Service Cost Components of Net Periodic Benefit Cost	6	6	18	17
Interest Expense	(79)	(66)	(223)	(200)

INCOME BEFORE INCOME TAX EXPENSE	206	202	492	472

Income Tax Expense	34	36	87	83

NET INCOME	$172	$166	$405	$389

The common stock of AEP Texas is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$172	$166	$405	$389

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for Three Months Ended September 30, 2026 and 2025, Respectively, and $0 and $0 for the Nine Months Ended September 30, 2026 and 2025, Respectively	(1)	—	(1)	(1)

TOTAL COMPREHENSIVE INCOME	$171	$166	$404	$388

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$2,093	$2,795	$(3)	$4,885

Net Income		102		102
Other Comprehensive Loss			(1)	(1)
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2025	2,093	2,897	(4)	4,986

Capital Contribution from Parent	250			250
Net Income		121		121
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2025	2,343	3,018	(4)	5,357

Capital Contribution from Parent	201			201
Net Income		166		166
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2025	$2,544	$3,184	$(4)	$5,724

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2025	$2,546	$3,283	$(3)	$5,826

Net Income		120		120
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2026	2,546	3,403	(3)	5,946

Capital Contribution from Parent	1			1
Net Income		113		113
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2026	2,547	3,516	(3)	6,060

Return of Capital to Parent	(1)			(1)
Net Income		172		172
Other Comprehensive Loss			(1)	(1)
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2026	$2,546	$3,688	$(4)	$6,230

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT ASSETS
Restricted Cash (September 30, 2026 and December 31, 2025 Amounts Include $9 and $14, Respectively, Related to Restoration Funding)	$9	$14
Advances to Affiliates	389	7
Accounts Receivable:
Customers	298	189
Affiliated Companies	14	15
Accrued Unbilled Revenues	130	101
Miscellaneous	1	—
Total Accounts Receivable	443	305
Materials and Supplies	240	168
Prepayments and Other Current Assets	27	15
TOTAL CURRENT ASSETS	1,108	509

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	8,584	8,229
Distribution	7,382	6,835
Other Property, Plant and Equipment	1,305	1,239
Construction Work in Progress	2,577	1,766
Total Property, Plant and Equipment	19,848	18,069
Accumulated Depreciation and Amortization	2,294	2,205
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	17,554	15,864

OTHER NONCURRENT ASSETS
Regulatory Assets	470	402
Securitized Assets (September 30, 2026 and December 31, 2025 Amounts Include $76 and $94, Respectively, Related to Restoration Funding)	76	94
Operating Lease Assets	47	52
Deferred Charges and Other Noncurrent Assets	203	154
TOTAL OTHER NONCURRENT ASSETS	796	702

TOTAL ASSETS	$19,458	$17,075

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2026 and December 31, 2025
(in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT LIABILITIES
Advances from Affiliates	$—	$188
Accounts Payable:
General	630	652
Affiliated Companies	45	60
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2026 and December 31, 2025 Amounts Include $26 and $25, Respectively, Related to Restoration Funding)	26	75
Accrued Taxes	154	118
Accrued Interest	136	64
Security Deposits	1,151	87
Contribution in Aid of Construction Advances	247	67
Obligations Under Operating Leases	13	14
Other Current Liabilities	93	93
TOTAL CURRENT LIABILITIES	2,495	1,418

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (September 30, 2026 and December 31, 2025 Amounts Include $52 and $78, Respectively, Related to Restoration Funding)	7,660	6,941
Deferred Income Taxes	1,560	1,430
Regulatory Liabilities and Deferred Investment Tax Credits	1,257	1,286
Obligations Under Operating Leases	36	40
Deferred Credits and Other Noncurrent Liabilities	220	134
TOTAL NONCURRENT LIABILITIES	10,733	9,831

TOTAL LIABILITIES	13,228	11,249

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Paid-in Capital	2,546	2,546
Retained Earnings	3,688	3,283
Accumulated Other Comprehensive Income (Loss)	(4)	(3)
TOTAL COMMON SHAREHOLDER’S EQUITY	6,230	5,826

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$19,458	$17,075

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TEXAS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net Income	$405	$389
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	348	329
Deferred Income Taxes	105	68
Allowance for Equity Funds Used During Construction	(62)	(37)
Pension Contributions to Qualified Plan Trust	—	(12)
Change in Other Noncurrent Assets	(164)	(116)
Change in Other Noncurrent Liabilities	62	49
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(117)	(77)
Materials and Supplies	(72)	20
Accounts Payable	66	39
Accrued Taxes, Net	36	16
Accrued Interest	72	47
Other Current Assets	(11)	—
Other Current Liabilities	(39)	(20)
Net Cash Flows from Operating Activities	629	695

INVESTING ACTIVITIES
Construction Expenditures	(2,133)	(1,332)
Change in Advances to Affiliates, Net	(382)	(418)
Contribution in Aid of Construction Advances	283	56
Other Investing Activities	(2)	—
Net Cash Flows Used for Investing Activities	(2,234)	(1,694)

FINANCING ACTIVITIES
Capital Contribution from Parent	1	451
Return of Capital to Parent	(1)	—
Issuance of Long-term Debt – Nonaffiliated	741	1,294
Change in Advances from Affiliates, Net	(188)	(285)
Retirement of Long-term Debt – Nonaffiliated	(75)	(475)
Security Deposits	1,127	—
Other Financing Activities	(5)	(3)
Net Cash Flows from Financing Activities	1,600	982

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(5)	(17)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	14	24
Cash, Cash Equivalents and Restricted Cash at End of Period	$9	$7

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$163	$143
Construction Expenditures Included in Current Liabilities as of September 30,	404	259
Contributions in Aid of Construction Advances Included in Current Assets as of September 30,	21	—

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Summary of Investment in Transmission Assets for AEPTCo

	As of September 30,
	2026	2025
	(in millions)
Plant In Service	$18,078	$16,471
Construction Work in Progress	2,791	2,098
Accumulated Depreciation and Amortization	2,165	1,840
Total Transmission Property, Net	$18,704	$16,729

AEP Transmission Company, LLC and Subsidiaries
Reconciliation of 2025 to 2026
Earnings Attributable to AEP Member
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2025 Earnings Attributable to AEP Member	$179	$946

Changes in Transmission Revenues:
Transmission Revenues	36	(67)
Total Change in Transmission Revenues	36	(67)

Changes in Expenses and Other:
Other Operation and Maintenance	(9)	(37)
Depreciation and Amortization	(12)	(35)
Taxes Other Than Income Taxes	10	(14)
Interest Income	2	4
Allowance for Equity Funds Used During Construction	5	10
Interest Expense	(6)	(23)
Total Change in Expenses and Other	(10)	(95)

Income Tax Expense	(5)	(212)
Net Income Attributable to Noncontrolling Interest	(4)	(1)

2026 Earnings Attributable to AEP Member	$196	$571

Third Quarter of 2026 Compared to Third Quarter of 2025

The major component of the increase in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues increased $36 million primarily due to continued transmission investment.

Expenses and Other and Income Tax Expense changed between years as follows:

•Other Operation and Maintenance expenses increased $9 million primarily due to the following:
•A $7 million increase in employee-related costs.
•A $2 million increase in affiliated rent and shared services.
•A $2 million increase in vegetation management and facility compliance costs.

•Depreciation and Amortization expenses increased $12 million primarily due to a higher depreciable base.
•Taxes Other than Income Taxes decreased $10 million primarily due to prior period adjustments in Ohio, partially offset by higher property taxes associated with increased transmission investment.
•Allowance for Equity Funds Used During Construction increased $5 million primarily due to a higher CWIP base.
•Interest Expense increased $6 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense increased $5 million primarily due to an increase in pretax book income.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The major components of the decrease in Transmission Revenues, which consists of wholesale sales to affiliates and nonaffiliates, were as follows:

•Transmission Revenues decreased $67 million primarily due to the following:
•A $214 million decrease due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
This decrease was partially offset by:
•A $147 million increase due to continued transmission investment.

Expenses and Other, Income Tax Expense and Net Income Attributable to Noncontrolling Interest changed between years as follows:

•Operation and Maintenance expenses increased $37 million primarily due to the following:
•A $16 million increase in employee-related costs.
•A $12 million increase in vegetation management and facility compliance costs.
•A $7 million increase in affiliated rent and shared services.
•Depreciation and Amortization expenses increased $35 million due to a higher depreciable base.
•Taxes Other than Income Taxes increased $14 million primarily due to higher property taxes associated with increased transmission investment, partially offset by prior period adjustments in Ohio.
•Allowance for Equity Funds Used During Construction increased $10 million primarily due to a higher CWIP base and higher equity rates.
•Interest Expense increased $23 million primarily due to higher long-term debt balances and interest rates.
•Income Tax Expense increased $212 million primarily due to the following:
•A $254 million increase due to a reduction in Excess ADIT as a result of the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
This increase was partially offset by:
•A $34 million decrease due to a decrease in pretax book income.
•A $5 million decrease due to a decrease in state taxes.
•Net Income Attributable to Noncontrolling Interest increased $1 million primarily due to the following:
•A $55 million increase due to the Midwest Transmission Holdings noncontrolling interest transaction that closed in June 2025.
This increase was partially offset by:
•A $54 million decrease due to higher 2025 earnings for Midwest Transmission Holdings due to the impact of the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES
Transmission Revenues	$115	$108	$335	$325
Sales to AEP Affiliates	501	450	1,448	1,350
(Provision for)/Reversal of - Revenue Refund – Affiliated	(21)	—	(26)	120
(Provision for)/Reversal of - Revenue Refund – Nonaffiliated	(3)	—	(6)	32
Other Revenues	2	—	9	—
TOTAL REVENUES	594	558	1,760	1,827

EXPENSES
Other Operation	49	41	135	106
Maintenance	11	10	29	21
Depreciation and Amortization	133	121	389	354
Taxes Other Than Income Taxes	76	86	250	236
TOTAL EXPENSES	269	258	803	717

OPERATING INCOME	325	300	957	1,110

Other Income (Expense):
Interest Income – Affiliated	3	1	7	3
Allowance for Equity Funds Used During Construction	27	22	75	65
Interest Expense	(67)	(61)	(196)	(173)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	288	262	843	1,005

Income Tax Expense (Benefit)	62	57	184	(28)

NET INCOME	226	205	659	1,033

Net Income Attributable to Noncontrolling Interest	30	26	88	87

EARNINGS ATTRIBUTABLE TO AEP MEMBER	$196	$179	$571	$946

AEPTCo is wholly-owned by AEP Transmission Holdco.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER’S EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total
TOTAL MEMBER'S EQUITY – DECEMBER 31, 2024	$3,101	$3,850	$—	$6,951

Capital Contribution from AEP Member	32			32
Dividends Paid to AEP Member		(42)		(42)
Net Income		211		211
TOTAL MEMBER'S EQUITY – MARCH 31, 2025	3,133	4,019	—	7,152

Capital Contribution from AEP Member	8			8
Dividends Paid to AEP Member		(2,836)		(2,836)
Midwest Transmission Holdings Noncontrolling Interest Transaction	1,791		992	2,783
Net Income		556	61	617
TOTAL MEMBER'S EQUITY – JUNE 30, 2025	4,932	1,739	1,053	7,724

Capital Contribution from AEP Member	2			2
Capital Contribution from Noncontrolling Interest			34	34
Dividends Paid to AEP Member		(184)		(184)
Dividends Paid to Noncontrolling Interest			(68)	(68)
Net Income		179	26	205
TOTAL MEMBER'S EQUITY – SEPTEMBER 30, 2025	$4,934	$1,734	$1,045	$7,713

TOTAL MEMBER'S EQUITY – DECEMBER 31, 2025	$4,962	$1,651	$1,030	$7,643

Capital Contribution from AEP Member	233			233
Capital Contribution from Noncontrolling Interest			96	96
Dividends Paid to Noncontrolling Interest			(33)	(33)
Net Income		183	27	210
TOTAL MEMBER'S EQUITY – MARCH 31, 2026	5,195	1,834	1,120	8,149

Capital Contribution from AEP Member	16			16
Capital Contribution from Noncontrolling Interest			31	31
Dividends Paid to AEP Member		(141)		(141)
Dividends Paid to Noncontrolling Interest			(54)	(54)
Net Income		192	31	223
TOTAL MEMBER'S EQUITY – JUNE 30, 2026	5,211	1,885	1,128	8,224

Capital Contribution from AEP Member	137			137
Capital Contribution from Noncontrolling Interest			113	113
Dividends Paid to Noncontrolling Interest			(81)	(81)
Net Income		196	30	226
TOTAL MEMBER'S EQUITY – SEPTEMBER 30, 2026	$5,348	$2,081	$1,190	$8,619

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT ASSETS
Advances to Affiliates	$193	$71
Accounts Receivable:
Customers	127	94
Affiliated Companies	161	153
Total Accounts Receivable	288	247
Prepayments and Other Current Assets	20	4
TOTAL CURRENT ASSETS	501	322

TRANSMISSION PROPERTY
Transmission Property	17,481	16,542
Other Property, Plant and Equipment	597	571
Construction Work in Progress	2,791	2,005
Total Transmission Property	20,869	19,118
Accumulated Depreciation and Amortization	2,165	1,915
TOTAL TRANSMISSION PROPERTY – NET	18,704	17,203

OTHER NONCURRENT ASSETS
Regulatory Assets	87	73
Deferred Property Taxes	100	326
Deferred Charges and Other Noncurrent Assets	77	75
TOTAL OTHER NONCURRENT ASSETS	264	474

TOTAL ASSETS	$19,469	$17,999

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND MEMBER’S EQUITY
September 30, 2026 and December 31, 2025
(in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT LIABILITIES
Advances from Affiliates	$269	$143
Accounts Payable:
General	500	477
Affiliated Companies	166	164
Long-term Debt Due Within One Year – Nonaffiliated	425	425
Accrued Taxes	374	650
Accrued Interest	84	46
Contribution in Aid of Construction Advances	211	32
Obligations Under Operating Leases	1	1
Other Current Liabilities	15	9
TOTAL CURRENT LIABILITIES	2,045	1,947

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	6,412	6,174
Deferred Income Taxes	1,548	1,481
Regulatory Liabilities	815	708
Obligations Under Operating Leases	1	2
Deferred Credits and Other Noncurrent Liabilities	29	44
TOTAL NONCURRENT LIABILITIES	8,805	8,409

TOTAL LIABILITIES	10,850	10,356

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

MEMBER’S EQUITY
Paid-in Capital	5,348	4,962
Retained Earnings	2,081	1,651
TOTAL MEMBER’S EQUITY	7,429	6,613

Noncontrolling Interest	1,190	1,030

TOTAL EQUITY	8,619	7,643

TOTAL LIABILITIES AND EQUITY	$19,469	$17,999

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

AEP TRANSMISSION COMPANY, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net Income	$659	$1,033
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	389	354
Deferred Income Taxes	52	(145)
Allowance for Equity Funds Used During Construction	(75)	(65)
Property Taxes	226	213
Change in Other Noncurrent Assets	(19)	(61)
Change in Other Noncurrent Liabilities	(14)	(151)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(13)	(3)
Accounts Payable	26	18
Accrued Taxes, Net	(276)	(265)
Other Current Assets	(15)	6
Other Current Liabilities	44	4
Net Cash Flows from Operating Activities	984	938

INVESTING ACTIVITIES
Construction Expenditures	(1,740)	(1,145)
Change in Advances to Affiliates, Net	(122)	(37)
Contribution in Aid of Construction Advances	204	19
Other Investing Activities	(5)	2
Net Cash Flows Used for Investing Activities	(1,663)	(1,161)

FINANCING ACTIVITIES
Capital Contribution from AEP Member	386	42
Capital Contribution from Noncontrolling Interest	240	34
Issuance of Long-term Debt – Nonaffiliated	859	560
Retirement of Long-term Debt – Nonaffiliated	(623)	(90)
Change in Advances from Affiliates, Net	126	24
Proceeds from the Midwest Transmission Holdings Noncontrolling Interest Transaction, Net of Transaction Costs	—	2,783
Dividends Paid to AEP Member	(141)	(3,062)
Dividends Paid to Noncontrolling Interest	(168)	(68)
Net Cash Flows from Financing Activities	679	223

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$154	$140
Construction Expenditures Included in Current Liabilities as of September 30,	342	223

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions of KWhs)
Retail:
Residential	2,613	2,516	8,210	8,202
Commercial	1,595	1,530	4,536	4,495
Industrial	2,105	2,117	6,278	6,397
Miscellaneous	211	202	621	621
Total Retail	6,524	6,365	19,645	19,715

Wholesale (a)	1,133	966	2,118	2,269

Total KWhs	7,657	7,331	21,763	21,984
(a)Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in degree days)
Actual – Heating	—	—	1,382	1,433
Normal – Heating	1	1	1,361	1,360

Actual – Cooling	932	748	1,386	1,176
Normal – Cooling	812	818	1,212	1,211

Appalachian Power Company and Subsidiaries
Reconciliation of 2025 to 2026
Net Income
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2025 Net Income	$81	$353

Changes in Revenues:
Retail Revenues	53	(3)
Off-system Sales	7	9
Transmission Revenues	10	32
Other Revenues	6	1
Total Change in Revenues	76	39

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	24	81
Other Operation and Maintenance	(32)	(60)
Depreciation and Amortization	(28)	(26)
Taxes Other Than Income Taxes	(1)	(14)
Interest Income	1	—
Allowance for Equity Funds Used During Construction	—	(2)
Non-Service Cost Components of Net Periodic Benefit Cost	(1)	(4)
Interest Expense	(21)	(38)
Total Change in Expenses and Other	(58)	(63)

Income Tax Expense	25	40

2026 Net Income	$124	$369

Third Quarter of 2026 Compared to Third Quarter of 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $53 million primarily due to the following:
•A $53 million increase in base rate and rider revenues.
•A $21 million increase in weather-related usage due to a 25% increase in cooling degree days.
These increases were partially offset by:
•A $13 million decrease in fuel revenues.
•Off-system Sales increased $7 million primarily due to margins in July 2026 attributable to increased PJM prices.
•Transmission Revenues increased $10 million primarily due to continued transmission investment.
•Other Revenues increased $6 million due to an increase in sales of renewable energy credits.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $24 million primarily due to the following:
•A $40 million increase in Virginia FAC and West Virginia ENEC under-recoveries due to decreases in fuel revenues.
•A $39 million increase in West Virginia ENEC under-recoveries due to WVPSC orders for final recovery of West Virginia MRBC, Broadband and Vegetation Management under-recovery balances through ENEC rates.
These decreases were partially offset by:
•A $34 million decrease in Virginia FAC and West Virginia ENEC under-recoveries due to increased PJM revenues as a result of the performance of APCo’s generation during periods of high prices in July 2026.
•A $9 million increase in Virginia consumable expenses that were previously deferred prior to the Virginia SCC approving recovery of these costs through Virginia E-RAC rates starting in March 2026.

•A $4 million increase in Virginia renewable compliance expense.
•A $3 million increase in Virginia jurisdictional purchased power costs that are not recoverable through the Virginia FAC.
•Other Operation and Maintenance expenses increased $32 million primarily due to the following:
•An $8 million increase in employee-related costs.
•A $7 million increase in distribution expenses primarily due to vegetation management costs and storm restoration costs.
•A $6 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
•A $5 million increase in steam generation expenses primarily due to increased plant maintenance.
•A $4 million increase in accretion expense related to AROs and the 2024 Legacy CCR Rule.
•Depreciation and Amortization expenses increased $28 million primarily due to a July 2026 order approving a final true-up to recover past West Virginia MRBC costs.
•Interest Expense increased $21 million primarily due to higher long-term debt balances.
•Income Tax Expense decreased $25 million primarily due to the following:
•A $12 million decrease due to an increase in flow-through benefits.
•A $7 million decrease due to a decrease in flow-through CAMT expense.
•A $4 million decrease due to an increase in PTCs.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues decreased $3 million primarily due to the following:
•A $114 million decrease in fuel revenues.
•A $21 million decrease in weather-normalized revenues primarily in the residential class.
These decreases were partially offset by:
•A $110 million increase in base rate and rider revenues.
•A $15 million increase in weather-related usage primarily due to an 18% increase in cooling degree days.
•Off-system Sales increased $9 million primarily due to margins in July 2026 attributable to increased PJM prices.
•Transmission Revenues increased $32 million primarily due to the following:
•A $37 million increase due to continued transmission investment.
This increase was partially offset by:
•A $6 million decrease due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $81 million primarily due to the following:
•A $152 million increase in Virginia FAC and West Virginia ENEC under-recoveries due to decreases in fuel revenues.
•A $39 million increase in West Virginia ENEC under-recoveries due to WVPSC orders for final recovery of West Virginia MRBC, Broadband and Vegetation Management under-recovery balances through ENEC rates.
These decreases were partially offset by:
•A $57 million decrease in Virginia FAC and West Virginia ENEC under-recoveries due to increased PJM revenues as a result of the performance of APCo’s generation during periods of high prices in July 2026.
•A $21 million increase in Virginia consumable expenses that were previously deferred prior to the Virginia SCC approving recovery of these costs through Virginia E-RAC rates starting March 2026.
•A $14 million increase in Virginia jurisdictional purchased power costs that are not recoverable through the Virginia FAC.
•A $14 million decrease in West Virginia ENEC under-recovery as a result of the June 2025 FERC NOLC order.
•A $12 million increase in Virginia renewable compliance expense.

•Other Operation and Maintenance expenses increased $60 million primarily due to the following:
•A $33 million increase in distribution expenses primarily due to vegetation management costs and storm restoration costs.
•A $17 million increase in employee-related costs.
•A $15 million increase in steam generation expenses primarily due to increased plant maintenance.
•An $8 million increase in accretion expense related to AROs and the 2024 Legacy CCR Rule.
These increases were partially offset by:
•A $23 million gain from the sale of a non-utility investment in land.
•Depreciation and Amortization expenses increased $26 million primarily due to the cumulative regulatory deferral true-up for the impact of CAMT expense incurred related to IRS Notice 2026-07 allowing tax repair deductions in the calculation of CAMT.
•Taxes Other Than Income Taxes increased $14 million primarily due to the following:
•A $7 million increase due to higher business and occupation taxes.
•A $5 million increase in property taxes.
•Interest Expense increased $38 million primarily due to higher long-term debt balances.
•Income Tax Expense decreased $40 million primarily due to the following:
•A $25 million decrease due to the cumulative true-up of CAMT related to IRS Notice 2026-07 allowing tax repair deductions in the calculation of CAMT.
•An $18 million decrease due to an increase in PTCs.
•A $7 million decrease due to a decrease in state taxes.
•A $6 million decrease due to an increase in amortization of Excess ADIT.
•A $5 million decrease due to a decrease in pretax book income.
These decreases were partially offset by:
•A $23 million increase due to a reduction in Excess ADIT primarily due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES
Electric Generation, Transmission and Distribution	$1,047	$981	$2,951	$2,955
Sales to AEP Affiliates	81	71	254	209
Other Revenues	5	5	11	13
TOTAL REVENUES	1,133	1,057	3,216	3,177

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	350	374	991	1,072
Other Operation	226	206	646	639
Maintenance	117	105	320	267
Depreciation and Amortization	180	152	512	486
Taxes Other Than Income Taxes	47	46	139	125
TOTAL EXPENSES	920	883	2,608	2,589

OPERATING INCOME	213	174	608	588

Other Income (Expense):
Interest Income	1	—	3	3
Allowance for Equity Funds Used During Construction	4	4	11	13
Non-Service Cost Components of Net Periodic Benefit Cost	4	5	12	16
Interest Expense	(91)	(70)	(246)	(208)

INCOME BEFORE INCOME TAX EXPENSE	131	113	388	412

Income Tax Expense	7	32	19	59

NET INCOME	$124	$81	$369	$353

The common stock of APCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$124	$81	$369	$353

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2026 and 2025, Respectively, and $0 and $0 for the Nine Months Ended September 30, 2026 and 2025, Respectively	—	—	(1)	(1)
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2026 and 2025, Respectively, and $0 and $0 for the Nine Months Ended September 30, 2026 and 2025, Respectively	—	—	—	—

TOTAL OTHER COMPREHENSIVE LOSS	—	—	(1)	(1)

TOTAL COMPREHENSIVE INCOME	$124	$81	$368	$352

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2024	$260	$1,945	$3,532	$11	$5,748

Common Stock Dividends			(50)		(50)
Net Income			165		165
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2025	260	1,945	3,647	11	5,863

Capital Contribution from Parent		7			7
Net Income			107		107
Other Comprehensive Loss				(1)	(1)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2025	260	1,952	3,754	10	5,976

Capital Contribution from Parent		1			1
Net Income			81		81
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2025	$260	$1,953	$3,835	$10	$6,058

TOTAL COMMON SHAREHOLDER'S EQUITY - DECEMBER 31, 2025	$260	$1,957	$3,939	$24	$6,180

Capital Contribution from Parent		81			81
Net Income			195		195
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2026	260	2,038	4,134	24	6,456

Common Stock Dividends			(700)		(700)
Net Income			50		50
Other Comprehensive Loss				(1)	(1)
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2026	260	2,038	3,484	23	5,805

Net Income			124		124
TOTAL COMMON SHAREHOLDER'S EQUITY - SEPTEMBER 30, 2026	$260	$2,038	$3,608	$23	$5,929

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$4	$5
Restricted Cash for Securitized Funding (September 30, 2026 and December 31, 2025 Amounts Include $60 and $18, Respectively, Related to Appalachian Consumer Rate Relief Funding and Appalachian Recovery Funding)	60	18
Advances to Affiliates	45	17
Accounts Receivable:
Customers	184	171
Affiliated Companies	176	142
Accrued Unbilled Revenues	57	112
Allowance for Credit Losses	(2)	(2)
Total Accounts Receivable	415	423
Fuel	191	229
Materials and Supplies	171	139
Risk Management Assets	188	81
Regulatory Asset for Under-Recovered Fuel Costs	160	83
Prepayments and Other Current Assets	92	38
TOTAL CURRENT ASSETS	1,326	1,033

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	5,724	7,886
Transmission	5,431	5,277
Distribution	6,119	5,938
Other Property, Plant and Equipment	1,254	1,175
Construction Work in Progress	851	802
Total Property, Plant and Equipment	19,379	21,078
Accumulated Depreciation and Amortization	5,195	6,365
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	14,184	14,713

OTHER NONCURRENT ASSETS
Regulatory Assets	1,378	1,439
Securitized Assets (September 30, 2026 and December 31, 2025 Amounts Include $1,406 and $78, Respectively, Related to Appalachian Consumer Rate Relief Funding and Appalachian Recovery Funding)	1,406	78
Employee Benefits and Pension Assets	260	251
Operating Lease Assets	101	95
Deferred Charges and Other Noncurrent Assets	177	183
TOTAL OTHER NONCURRENT ASSETS	3,322	2,046

TOTAL ASSETS	$18,832	$17,792

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2026 and December 31, 2025
(Unaudited)

	September 30,	December 31,
	2026	2025
	(in millions)
CURRENT LIABILITIES
Advances from Affiliates	$—	$209
Accounts Payable:
General	493	375
Affiliated Companies	158	173
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2026 and December 31, 2025 Amounts Include $66 and $30, Respectively, Related to Appalachian Consumer Rate Relief Funding and Appalachian Recovery Funding)	1,316	1,131
Customer Deposits	98	94
Accrued Taxes	89	116
Obligations Under Operating Leases	16	15
Other Current Liabilities	370	271
TOTAL CURRENT LIABILITIES	2,540	2,384

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (September 30, 2026 and December 31, 2025 Amounts Include $1,361 and $62, Respectively, Related to Appalachian Consumer Rate Relief Funding and Appalachian Recovery Funding)	6,106	5,128
Deferred Income Taxes	2,268	2,130
Regulatory Liabilities and Deferred Investment Tax Credits	1,092	1,111
Asset Retirement Obligations	744	707
Employee Benefits and Pension Obligations	26	26
Obligations Under Operating Leases	87	81
Deferred Credits and Other Noncurrent Liabilities	40	45
TOTAL NONCURRENT LIABILITIES	10,363	9,228

TOTAL LIABILITIES	12,903	11,612

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 30,000,000 Shares
Outstanding – 13,499,500 Shares	260	260
Paid-in Capital	2,038	1,957
Retained Earnings	3,608	3,939
Accumulated Other Comprehensive Income (Loss)	23	24
TOTAL COMMON SHAREHOLDER’S EQUITY	5,929	6,180

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$18,832	$17,792

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net Income	$369	$353
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	512	486
Deferred Income Taxes	77	25
Allowance for Equity Funds Used During Construction	(11)	(13)
Mark-to-Market of Risk Management Contracts	(91)	(57)
Deferred Fuel Over/Under-Recovery, Net	(64)	68
Change in Regulatory Assets	(95)	(153)
Change in Other Noncurrent Assets	(26)	33
Change in Other Noncurrent Liabilities	18	25
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	8	29
Fuel, Materials and Supplies	6	37
Accounts Payable	113	29
Accrued Taxes, Net	(38)	(80)
Other Current Assets	(37)	15
Other Current Liabilities	71	12
Net Cash Flows from Operating Activities	812	809

INVESTING ACTIVITIES
Construction Expenditures	(761)	(749)
Change in Advances to Affiliates, Net	(28)	(32)
Acquisitions of Assets	(352)	—
Other Investing Activities	42	13
Net Cash Flows Used for Investing Activities	(1,099)	(768)

FINANCING ACTIVITIES
Capital Contribution from Parent	81	8
Issuance of Long-term Debt – Nonaffiliated	1,364	593
Change in Advances from Affiliates, Net	(209)	(95)
Retirement of Long-term Debt – Nonaffiliated	(206)	(498)
Principal Payments for Finance Lease Obligations	(4)	(6)
Dividends Paid on Common Stock	(700)	(50)
Other Financing Activities	2	2
Net Cash Flows from (Used for) Financing Activities	328	(46)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash for Securitized Funding	41	(5)
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at Beginning of Period	23	20
Cash, Cash Equivalents and Restricted Cash for Securitized Funding at End of Period	$64	$15

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$191	$172
Noncash Acquisitions Under Finance Leases	4	3
Construction Expenditures Included in Current Liabilities as of September 30,	126	129

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions of KWhs)
Retail:
Residential	1,553	1,568	4,163	4,218
Commercial	2,699	1,866	7,221	4,552
Industrial	1,852	1,825	5,391	5,429
Miscellaneous	10	10	32	32
Total Retail	6,114	5,269	16,807	14,231

Wholesale (a)	1,874	1,423	5,425	5,366

Total KWhs	7,988	6,692	22,232	19,597
(a)Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in degree days)
Actual – Heating	—	—	2,233	2,335
Normal – Heating	6	6	2,363	2,371

Actual – Cooling	635	622	858	902
Normal – Cooling	581	582	866	867

Indiana Michigan Power Company and Subsidiaries
Reconciliation of 2025 to 2026
Net Income
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2025 Net Income	$150	$332

Changes in Revenues:
Retail Revenues	78	327
Off-system Sales	(2)	42
Transmission Revenues	1	(12)
Other Revenues	5	(2)
Total Change in Revenues	82	355

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(4)	(80)
Purchased Electricity from AEP Affiliates	(21)	(14)
Other Operation and Maintenance	(60)	(110)
Depreciation and Amortization	(9)	(25)
Taxes Other Than Income Taxes	—	(2)
Other Income	2	9
Non-Service Cost Components of Net Periodic Benefit Cost	(2)	(5)
Interest Expense	(8)	(26)
Total Change in Expenses and Other	(102)	(253)

Income Tax Expense	(17)	(76)

2026 Net Income	$113	$358

Third Quarter of 2026 Compared to Third Quarter of 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $78 million primarily due to the following:
•A $69 million increase in weather-normalized revenues primarily in the commercial class.
•A $26 million increase in fuel revenues.
These increases were partially offset by:
•A $24 million decrease in rider revenues.
•Other Revenues increased $5 million primarily due to an increase in River Transportation Division barging revenues.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity from AEP Affiliates expenses increased $21 million primarily due to an increase in purchased electricity from AEGCo.
•Other Operation and Maintenance expenses increased $60 million primarily due to the following:
•A $17 million increase in distribution expenses primarily due to an increase in storm restoration costs and vegetation management costs.
•A $12 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
•A $10 million increase in steam generation expenses primarily due to the acquisition of generation facilities.
•A $10 million increase in employee-related costs.
•Depreciation and Amortization increased $9 million primarily due to the following:
•A $10 million increase due to a higher depreciable base.
•A $3 million increase due to the acquisition of generation facilities.
These increases were partially offset by:
•A $5 million decrease due to Michigan PTC deferral activity.

•Interest Expense increased $8 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $17 million primarily due to a decrease in PTCs.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $327 million primarily due to the following:
•A $193 million increase in weather-normalized revenues primarily in the commercial class.
•A $91 million increase in fuel revenues.
•A $31 million increase in rider revenues.
•A $19 million increase due to a decrease in regulatory provisions for refund.
These increases were partially offset by:
•An $8 million decrease in weather-related usage primarily due to a 5% decrease in cooling degree days and a 4% decrease in heating degree days.
•Off-system Sales increased $42 million primarily due to Rockport Plant, Unit 2 merchant sales during Winter Storm Fern in January 2026, partially offset by a decrease in merchant sales and economic hedging activity.
•Transmission Revenues decreased $12 million primarily due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $80 million primarily due to an increase in recoverable fuel and purchased power costs, partially offset by a decrease in Rockport Plant, Unit 2 merchant generation fuel costs.
•Purchased Electricity from AEP Affiliates expenses increased $14 million primarily due to an increase in purchased electricity from AEGCo.
•Other Operation and Maintenance expenses increased $110 million primarily due to the following:
•A $38 million increase in transmission expenses primarily due to a $29 million increase in recoverable PJM expenses and a $6 million increase due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•A $24 million increase in distribution expenses primarily due to an increase in storm restoration costs and vegetation management costs.
•A $15 million increase in steam generation expenses primarily due to acquisitions of generation facilities.
•A $14 million increase in employee-related costs.
•Depreciation and Amortization expenses increased $25 million primarily due to the following:
•A $21 million increase due to a higher depreciable base.
•An $8 million increase due to NOLC-related Excess ADIT deferrals recorded in 2025 and the amortization of these deferrals recorded in 2026 for IURC-approved recovery through the Indiana tax rider.
•A $6 million increase due to acquisitions of generation facilities.
These increases were partially offset by:
•An $11 million decrease due to Michigan PTC deferral activity.
•Other Income increased $9 million primarily due to an increase in AFUDC driven by a higher AFUDC equity base and increased equity return rates.
•Interest Expense increased $26 million primarily due to higher long-term debt balances.
•Income Tax Expense increased $76 million primarily due to the following:
•A $32 million increase due to a reduction in Excess ADIT as a result of the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•A $22 million increase due to an increase in pretax book income.
•An $18 million increase due to a decrease in PTCs.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES
Electric Generation, Transmission and Distribution	$917	$841	$2,689	$2,336
Sales to AEP Affiliates	4	4	11	10
(Provision for)/Reversal of - Revenue Refund – Affiliated	(1)	—	(5)	8
Provision for Refund – Nonaffiliated	(48)	(51)	(119)	(135)
Other Revenues – Affiliated	20	17	47	47
Other Revenues – Nonaffiliated	2	1	4	6
TOTAL REVENUES	894	812	2,627	2,272

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	162	158	546	466
Purchased Electricity from AEP Affiliates	93	72	228	214
Other Operation	231	189	621	537
Maintenance	89	71	245	219
Depreciation and Amortization	142	133	411	386
Taxes Other Than Income Taxes	23	23	73	71
TOTAL EXPENSES	740	646	2,124	1,893

OPERATING INCOME	154	166	503	379

Other Income (Expense):
Other Income	8	6	24	15
Non-Service Cost Components of Net Periodic Benefit Cost	3	5	10	15
Interest Expense	(46)	(38)	(138)	(112)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	119	139	399	297

Income Tax Expense (Benefit)	6	(11)	41	(35)

NET INCOME	$113	$150	$358	$332

The common stock of I&M is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$113	$150	$358	$332

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2026 and 2025, Respectively, and $0 and $0 for the Nine Months Ended September 30, 2026 and 2025, Respectively	—	—	—	—
Amortization of Pension and OPEB Deferred Costs, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2026 and 2025, Respectively, and $0 and $0 for the Nine Months Ended September 30, 2026 and 2025, Respectively	—	—	—	—

TOTAL OTHER COMPREHENSIVE INCOME	—	—	—	—

TOTAL COMPREHENSIVE INCOME	$113	$150	$358	$332

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2024	$57	$1,012	$2,328	$—	$3,397

Common Stock Dividends			(50)		(50)
Net Income			58		58
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2025	57	1,012	2,336	—	3,405

Capital Contribution from Parent		7			7
Net Income			124		124
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2025	57	1,019	2,460	—	3,536

Capital Contribution from Parent		1			1
Net Income			150		150
TOTAL COMMON SHAREHOLDER'S EQUITY - SEPTEMBER 30, 2025	$57	$1,020	$2,610	$—	$3,687

TOTAL COMMON SHAREHOLDER’S EQUITY - DECEMBER 31, 2025	$57	$1,033	$2,692	$2	$3,784

Net Income			148		148
TOTAL COMMON SHAREHOLDER'S EQUITY - MARCH 31, 2026	57	1,033	2,840	2	3,932

Capital Contribution from Parent		25			25
Common Stock Dividends			(50)		(50)
Net Income			97		97
TOTAL COMMON SHAREHOLDER'S EQUITY - JUNE 30, 2026	57	1,058	2,887	2	4,004

Capital Contribution from Parent		3			3
Net Income			113		113
TOTAL COMMON SHAREHOLDER'S EQUITY - SEPTEMBER 30, 2026	$57	$1,061	$3,000	$2	$4,120

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$2	$2
Advances to Affiliates	—	192
Accounts Receivable:
Customers	104	103
Affiliated Companies	102	90
Accrued Unbilled Revenues	—	17
Miscellaneous	19	2
Total Accounts Receivable	225	212
Fuel	54	61
Materials and Supplies	251	222
Risk Management Assets	26	10
Accrued Tax Benefits	47	32
Prepayments and Other Current Assets	77	53
TOTAL CURRENT ASSETS	682	784

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,353	5,483
Transmission	2,174	2,055
Distribution	4,012	3,823
Other Property, Plant and Equipment (Including Coal Mining and Nuclear Fuel)	1,604	1,058
Construction Work in Progress	701	403
Total Property, Plant and Equipment	14,844	12,822
Accumulated Depreciation, Depletion and Amortization	5,346	4,878
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	9,498	7,944

OTHER NONCURRENT ASSETS
Regulatory Assets	582	585
Spent Nuclear Fuel and Decommissioning Trusts	5,256	4,916
Operating Lease Assets	43	52
Deferred Charges and Other Noncurrent Assets	347	344
TOTAL OTHER NONCURRENT ASSETS	6,228	5,897

TOTAL ASSETS	$16,408	$14,625

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2026 and December 31, 2025
(dollars in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT LIABILITIES
Advances from Affiliates	$284	$—
Accounts Payable:
General	320	232
Affiliated Companies	121	125
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2026 and December 31, 2025 Amounts Include $75 and $117, Respectively, Related to DCC Fuel)	75	117
Customer Deposits	45	55
Accrued Taxes	58	112
Accrued Interest	40	42
Obligations Under Operating Leases	14	17
Regulatory Liability for Over-Recovered Fuel Costs	155	19
Other Current Liabilities	228	230
TOTAL CURRENT LIABILITIES	1,340	949

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,043	3,444
Deferred Income Taxes	1,249	1,219
Regulatory Liabilities and Deferred Investment Tax Credits	3,346	2,938
Asset Retirement Obligations	2,230	2,165
Obligations Under Operating Leases	30	37
Deferred Credits and Other Noncurrent Liabilities	50	89
TOTAL NONCURRENT LIABILITIES	10,948	9,892

TOTAL LIABILITIES	12,288	10,841

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 2,500,000 Shares
Outstanding – 1,400,000 Shares	57	57
Paid-in Capital	1,061	1,033
Retained Earnings	3,000	2,692
Accumulated Other Comprehensive Income (Loss)	2	2
TOTAL COMMON SHAREHOLDER’S EQUITY	4,120	3,784

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$16,408	$14,625

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net Income	$358	$332
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	411	386
Deferred Income Taxes	7	(52)
Amortization (Deferral) of Incremental Nuclear Refueling Outage Expenses, Net	21	(40)
Allowance for Equity Funds Used During Construction	(20)	(13)
Mark-to-Market of Risk Management Contracts	(16)	8
Amortization of Nuclear Fuel	95	81
Deferred Fuel Over/Under-Recovery, Net	136	21
Change in Other Noncurrent Assets	(54)	(20)
Change in Other Noncurrent Liabilities	144	112
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	7	(1)
Fuel, Materials and Supplies	(15)	39
Accounts Payable	72	79
Accrued Taxes, Net	(69)	(19)
Other Current Assets	17	10
Other Current Liabilities	(26)	19
Net Cash Flows from Operating Activities	1,068	942

INVESTING ACTIVITIES
Construction Expenditures	(648)	(478)
Change in Advances to Affiliates, Net	192	(157)
Purchases of Investment Securities	(2,493)	(2,387)
Sales of Investment Securities	2,435	2,332
Acquisitions of Generation Facilities	(1,275)	—
Acquisitions of Nuclear Fuel	(97)	(89)
Other Investing Activities	12	31
Net Cash Flows Used for Investing Activities	(1,874)	(748)

FINANCING ACTIVITIES
Capital Contribution from Parent	28	8
Issuance of Long-term Debt – Nonaffiliated	640	249
Change in Advances from Affiliates, Net	284	(127)
Retirement of Long-term Debt – Nonaffiliated	(94)	(270)
Principal Payments for Finance Lease Obligations	(3)	(5)
Dividends Paid on Common Stock	(50)	(50)
Other Financing Activities	1	1
Net Cash Flows from (Used for) Financing Activities	806	(194)

Net Change in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	2	2
Cash and Cash Equivalents at End of Period	$2	$2

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$129	$111
Noncash Acquisitions Under Finance Leases	3	2
Construction Expenditures Included in Current Liabilities as of September 30,	107	75
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	—	1

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

OHIO POWER COMPANY AND SUBSIDIARIES

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions of KWhs)
Retail:
Residential	4,118	4,121	11,071	11,240
Commercial	9,201	7,391	25,171	19,203
Industrial	3,607	3,520	10,712	10,654
Miscellaneous	23	23	74	76
Total Retail (a)	16,949	15,055	47,028	41,173

Wholesale (b)	2	552	901	1,683

Total KWhs	16,951	15,607	47,929	42,856

(a)Represents energy delivered to distribution customers.
(b)Primarily Ohio’s contractually obligated purchases of OVEC power sold to PJM.

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in degree days)
Actual – Heating	—	—	1,996	2,077
Normal – Heating	2	3	1,993	1,996

Actual – Cooling	794	734	1,115	1,076
Normal – Cooling	704	707	1,032	1,032

Ohio Power Company and Subsidiaries
Reconciliation of 2025 to 2026
Net Income
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2025 Net Income	$101	$267

Changes in Revenues:
Retail Revenues	172	314
Off-system Sales	(32)	(14)
Transmission Revenues	6	26
Other Revenues	(8)	(14)
Total Change in Revenues	138	312

Changes in Expenses and Other:
Purchased Electricity for Resale	14	27
Purchased Electricity from AEP Affiliates	(8)	(13)
Other Operation and Maintenance	(117)	(215)
Depreciation and Amortization	(12)	(25)
Taxes Other Than Income Taxes	(8)	(33)
Other Income	—	(1)
Allowance for Equity Funds Used During Construction	1	—
Non-Service Cost Components of Net Periodic Benefit Cost	(1)	2
Interest Expense	—	1
Total Change in Expenses and Other	(131)	(257)

Income Tax Expense	5	18
Equity Earnings of Unconsolidated Subsidiaries	(1)	(2)

2026 Net Income	$112	$338

Third Quarter of 2026 Compared to Third Quarter of 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $172 million primarily due to the following:
•A $114 million increase in rider revenues.
•A $40 million increase due to higher prices for purchased power to serve SSO customers.
•A $10 million increase in weather-normalized revenues primarily in the commercial and industrial classes.
•A $5 million increase in weather-related usage due to an 8% increase in cooling degree days.
•Off-system Sales decreased $32 million primarily due to the transfer of OPCo’s OVEC power participation entitlement to AGR in June 2026.
•Transmission Revenues increased $6 million primarily due to continued transmission investment.
•Other Revenues decreased $8 million primarily due to lower third-party Legacy Generation Resource Rider revenues as a result of approved legislation in Ohio in May 2025, which ended the retail recovery of OVEC purchased power costs.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses decreased $14 million primarily due to the following:
•A $34 million decrease in OVEC purchased power costs due to the transfer of OPCo’s OVEC power participation entitlement to AGR in June 2026.

•An $8 million decrease as a result of legislation approved in Ohio in 2025 related to the elimination of OPCo’s ability to recover from, or refund to, customers the difference between purchased power expenses from OVEC and OVEC-related revenues from PJM.
•A $2 million decrease in recoverable alternative energy rider expenses.
These decreases were partially offset by:
•A $36 million increase in recoverable auction purchases to serve SSO customers.
•Purchased Electricity from AEP Affiliates increased $8 million primarily due to an increase in recoverable purchases to serve SSO customers.
•Other Operation and Maintenance expenses increased $117 million primarily due to the following:
•An $86 million increase in transmission expenses primarily due to an increase in recoverable PJM expenses.
•A $14 million increase in distribution expenses primarily related to recoverable storm restoration costs and recoverable vegetation management expenses.
•A $7 million increase related to recoverable energy assistance program expenses for qualified Ohio customers.
•Depreciation and Amortization increased $12 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $8 million primarily due to higher property taxes.
•Income Tax Expense decreased $5 million primarily due to an increase in Excess ADIT credits refunded to customers as approved in the 2025 base rate case.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $314 million primarily due to the following:
•A $198 million increase in rider revenues.
•A $99 million increase due to higher prices for purchased power to serve SSO customers.
•A $20 million increase in weather-normalized revenues primarily in the residential and commercial classes.
These increases were partially offset by:
•A $14 million decrease in weather-related usage driven by a 4% decrease in heating degree days.
•Off-system Sales decreased $14 million primarily due to the following:
•A $32 million decrease due to the transfer of OPCo’s OVEC power participation entitlement to AGR in June 2026.
This decrease was partially offset by:
•An $18 million increase due to increased sales of OVEC purchased power in the first half of 2026 driven by higher market prices and volumes.
•Transmission Revenues increased $26 million primarily due to continued transmission investment.
•Other Revenues decreased $14 million primarily due to the following:
•A $24 million decrease in third-party Legacy Generation Resource Rider revenues as a result of approved legislation in Ohio in May 2025, which ended the retail recovery of OVEC purchased power costs.
This decrease was partially offset by:
•A $4 million increase in affiliated rent revenue.
•A $3 million increase primarily due to customer-sited projects.

Expenses and Other and Income Tax Expense changed between years as follows:

•Purchased Electricity for Resale expenses decreased $27 million primarily due to the following:
•A $57 million decrease in OVEC purchased power costs due to the transfer of OPCo’s OVEC power participation entitlement to AGR in June 2026.
•A $52 million decrease as a result of legislation approved in Ohio in 2025 related to the elimination of OPCo’s ability to recover from, or refund to, customers the difference between purchased power expenses from OVEC and OVEC-related revenues from PJM.
These decreases were partially offset by:
•An $86 million increase in recoverable auction purchases to serve SSO customers.
•Purchased Electricity from AEP Affiliates expenses increased $13 million primarily due to an increase in recoverable purchases to serve SSO customers.
•Other Operation and Maintenance expenses increased $215 million primarily due to the following:
•A $151 million increase in transmission expenses primarily due to a $134 million increase in recoverable PJM transmission expenses and a $12 million increase in recoverable transmission storm restoration costs and vegetation management expenses.
•A $28 million increase in distribution expenses primarily related to recoverable vegetation management expenses and recoverable storm restoration costs.

•A $22 million increase related to recoverable energy assistance program expenses for qualified Ohio customers.
•Depreciation and Amortization expenses increased $25 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $33 million primarily due to the following:
•A $25 million increase due to higher property taxes.
•An $8 million increase in state excise taxes due to increased billed KWhs.
•Income Tax Expense decreased $18 million primarily due to the following:
•A $30 million decrease due to an increase in Excess ADIT credits refunded to customers as approved in the 2025 base rate case.
This decrease was partially offset by:
•An $11 million increase due to an increase in pretax book income.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES
Electricity, Transmission and Distribution	$1,190	$1,059	$3,253	$2,959
Sales to AEP Affiliates	13	8	40	24
Other Revenues	5	3	12	10
TOTAL REVENUES	1,208	1,070	3,305	2,993

EXPENSES
Purchased Electricity for Resale	231	245	654	681
Purchased Electricity from AEP Affiliates	26	18	62	49
Other Operation	449	341	1,132	958
Maintenance	81	72	228	187
Depreciation and Amortization	108	96	310	285
Taxes Other Than Income Taxes	153	145	457	424
TOTAL EXPENSES	1,048	917	2,843	2,584

OPERATING INCOME	160	153	462	409

Other Income (Expense):
Other Income	—	—	—	1
Allowance for Equity Funds Used During Construction	6	5	19	19
Non-Service Cost Components of Net Periodic Benefit Cost	3	4	15	13
Interest Expense	(40)	(40)	(117)	(118)

INCOME BEFORE INCOME TAX EXPENSE AND EQUITY EARNINGS	129	122	379	324

Income Tax Expense	17	22	41	59
Equity Earnings of Unconsolidated Subsidiaries	—	1	—	2

NET INCOME	$112	$101	$338	$267

The common stock of OPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Total
TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2024	$321	$1,020	$2,543	$3,884

Common Stock Dividends			(46)	(46)
Net Income			63	63
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2025	321	1,020	2,560	3,901

Capital Contribution from Parent		2		2
Common Stock Dividends			(25)	(25)
Net Income			103	103
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2025	321	1,022	2,638	3,981

Net Income			101	101
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2025	$321	$1,022	$2,739	$4,082

TOTAL COMMON SHAREHOLDER’S EQUITY – DECEMBER 31, 2025	$321	$1,030	$2,800	$4,151

Capital Contribution from Parent		39		39
Net Income			117	117
TOTAL COMMON SHAREHOLDER’S EQUITY – MARCH 31, 2026	321	1,069	2,917	4,307

Capital Contribution from Parent		65		65
Net Income			109	109
Noncash Distribution to Parent			(2)	(2)
TOTAL COMMON SHAREHOLDER’S EQUITY – JUNE 30, 2026	321	1,134	3,024	4,479

Capital Contribution from Parent		5		5
Common Stock Dividends			(150)	(150)
Net Income			112	112
TOTAL COMMON SHAREHOLDER’S EQUITY – SEPTEMBER 30, 2026	$321	$1,139	$2,986	$4,446

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$7	$5
Accounts Receivable:
Customers	183	109
Affiliated Companies	126	132
Accrued Unbilled Revenues	3	29
Total Accounts Receivable	312	270
Materials and Supplies	220	191
Prepayments and Other Current Assets	31	25
TOTAL CURRENT ASSETS	570	491

PROPERTY, PLANT AND EQUIPMENT
Electric:
Transmission	4,069	3,916
Distribution	8,237	7,661
Other Property, Plant and Equipment	1,288	1,289
Construction Work in Progress	863	811
Total Property, Plant and Equipment	14,457	13,677
Accumulated Depreciation and Amortization	3,059	2,993
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	11,398	10,684

OTHER NONCURRENT ASSETS
Regulatory Assets	362	326
Operating Lease Assets	46	50
Deferred Charges and Other Noncurrent Assets	340	659
TOTAL OTHER NONCURRENT ASSETS	748	1,035

TOTAL ASSETS	$12,716	$12,210

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2026 and December 31, 2025
(dollars in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT LIABILITIES
Advances from Affiliates	$240	$79
Accounts Payable:
General	542	391
Affiliated Companies	222	197
Risk Management Liabilities	3	5
Customer Deposits	123	108
Accrued Taxes	458	858
Obligations Under Operating Leases	13	13
Other Current Liabilities	304	239
TOTAL CURRENT LIABILITIES	1,905	1,890

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	3,721	3,718
Long-term Risk Management Liabilities	19	28
Deferred Income Taxes	1,377	1,268
Regulatory Liabilities and Deferred Investment Tax Credits	876	893
Obligations Under Operating Leases	33	37
Deferred Credits and Other Noncurrent Liabilities	339	225
TOTAL NONCURRENT LIABILITIES	6,365	6,169

TOTAL LIABILITIES	8,270	8,059

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – No Par Value:
Authorized – 40,000,000 Shares
Outstanding – 27,952,473 Shares	321	321
Paid-in Capital	1,139	1,030
Retained Earnings	2,986	2,800
TOTAL COMMON SHAREHOLDER’S EQUITY	4,446	4,151

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$12,716	$12,210

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

OHIO POWER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net Income	$338	$267
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	310	285
Deferred Income Taxes	52	34
Allowance for Equity Funds Used During Construction	(19)	(19)
Mark-to-Market of Risk Management Contracts	(11)	(3)
Property Taxes	321	306
Customer Deposits	79	49
Change in Regulatory Assets	(45)	28
Change in Other Noncurrent Assets	(69)	11
Change in Other Noncurrent Liabilities	61	(60)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(26)	48
Materials and Supplies	(29)	(10)
Accounts Payable	176	131
Accrued Taxes, Net	(391)	(416)
Other Current Assets	(10)	3
Other Current Liabilities	(18)	(8)
Net Cash Flows from Operating Activities	719	646

INVESTING ACTIVITIES
Construction Expenditures	(963)	(747)
Change in Advances to Affiliates, Net	—	115
Contribution in Aid of Construction Advances	50	40
Other Investing Activities	6	5
Net Cash Flows Used for Investing Activities	(907)	(587)

FINANCING ACTIVITIES
Capital Contribution from Parent	109	2
Change in Advances from Affiliates, Net	161	13
Principal Payments for Finance Lease Obligations	(3)	(3)
Dividends Paid on Common Stock	(150)	(71)
Security Deposits	72	—
Other Financing Activities	1	1
Net Cash Flows from (Used for) Financing Activities	190	(58)

Net Increase in Cash and Cash Equivalents	2	1
Cash and Cash Equivalents at Beginning of Period	5	4
Cash and Cash Equivalents at End of Period	$7	$5

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$90	$91
Construction Expenditures Included in Current Liabilities as of September 30,	140	119

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions of KWhs)
Retail:
Residential	2,459	2,027	5,229	4,938
Commercial	1,842	1,706	4,702	4,512
Industrial	1,583	1,567	4,496	4,427
Miscellaneous	406	360	1,019	964
Total Retail	6,290	5,660	15,446	14,841

Wholesale (a)	96	168	150	253

Total KWhs	6,386	5,828	15,596	15,094
(a)Includes municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in degree days)
Actual – Heating	—	—	761	1,193
Normal – Heating	—	—	1,092	1,081

Actual – Cooling	1,913	1,353	2,763	1,982
Normal – Cooling	1,421	1,425	2,147	2,154

Public Service Company of Oklahoma
Reconciliation of 2025 to 2026
Net Income
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2025 Net Income	$130	$221

Changes in Revenues:
Retail Revenues (a)	173	276
Transmission Revenues	7	3
Other Revenues	(6)	(8)
Total Change in Revenues	174	271

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	64	21
Other Operation and Maintenance	(4)	(67)
Depreciation and Amortization	(69)	(80)
Taxes Other Than Income Taxes	(3)	(10)
Interest Income	1	(1)
Allowance for Equity Funds Used During Construction	3	2
Non-Service Cost Components of Net Periodic Benefit Cost	(1)	(6)
Interest Expense	(8)	(35)
Total Change in Expenses and Other	(17)	(176)

Income Tax Benefit	(53)	(13)

2026 Net Income	$234	$303
(a)Includes firm wholesale sales to municipals and cooperatives.

Third Quarter of 2026 Compared to Third Quarter of 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $173 million primarily due to the following:
•A $148 million increase in rider revenues, inclusive of $75 million of 2026 interim rate rider revenue.
•A $56 million increase in weather-related usage primarily due to a 41% increase in cooling degree days.
•A $6 million increase in weather-normalized revenues primarily in the industrial class, partially offset by a decrease in the residential class.
These increases were partially offset by:
•A $36 million decrease in fuel revenue primarily due to lower authorized fuel rates.
•Transmission Revenues increased $7 million primarily due to continued transmission investment.
•Other Revenues decreased $6 million primarily due to lower associated business development revenues and lower gains on the sale of environmental credits.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $64 million primarily due to a $37 million decrease related to the impact on deferred fuel costs from decreased fuel revenues and a $25 million decrease in recoverable PTCs.
•Depreciation and Amortization expenses increased $69 million primarily due to a higher depreciable base.
•Interest Expense increased $8 million primarily due to higher long-term debt balances.
•Income Tax Benefit decreased $53 million primarily due to the following:
•A $33 million decrease due to an increase in pretax book income.
•A $17 million decrease due to a decrease in PTCs.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $276 million primarily due to the following:
•A $274 million increase in rider revenues, inclusive of $75 million of 2026 interim rate rider revenue.
•A $62 million increase in weather-related usage primarily due to a 39% increase in cooling degree days.
These increases were partially offset by:
•A $48 million decrease in fuel revenue primarily due to lower authorized fuel rates.
•An $11 million decrease in weather-normalized revenues primarily in the residential class, partially offset by an increase in industrial class.
•Other Revenues decreased $8 million primarily due to lower associated business development revenues and lower gains on the sale of environmental credits.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $21 million primarily due to a $47 million decrease related to the impact on deferred fuel costs from decreased fuel and other revenues, partially offset by a $28 million increase in recoverable PTCs.
•Other Operation and Maintenance expenses increased $67 million primarily due to the following:
•A $30 million increase in generation expenses primarily due to acquisitions of generation facilities.
•A $13 million increase in employee-related costs.
•An $11 million increase in distribution expenses primarily due to overhead line maintenance.
•A $7 million increase in transmission expenses primarily due to:
•A $33 million increase in SPP expenses.
This increase was partially offset by:
•A $19 million decrease due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•A $12 million decrease due to the refund of SPP upgrade costs.
•Depreciation and Amortization expenses increased $80 million primarily due to a higher depreciable base.
•Taxes Other Than Income Taxes increased $10 million primarily due to property taxes on acquired generation facilities.
•Interest Expense increased $35 million primarily due to higher long-term debt balances.
•Income Tax Benefit decreased $13 million primarily due to the following:
•A $20 million decrease due to an increase in pretax book income.
•A $13 million decrease due to a reduction in Excess ADIT primarily due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
These decreases were partially offset by:
•A $21 million increase due to an increase in PTCs.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES
Electric Generation, Transmission and Distribution	$864	$686	$1,815	$1,542
Sales to AEP Affiliates	2	4	10	6
Other Revenues	2	4	3	9
TOTAL REVENUES	868	694	1,828	1,557

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	231	295	575	596
Other Operation	145	139	410	363
Maintenance	35	37	115	95
Depreciation and Amortization	136	67	283	203
Taxes Other Than Income Taxes	24	21	69	59
TOTAL EXPENSES	571	559	1,452	1,316

OPERATING INCOME	297	135	376	241

Other Income (Expense):
Interest Income	1	—	1	2
Allowance for Equity Funds Used During Construction	4	1	9	7
Non-Service Cost Components of Net Periodic Benefit Cost	1	2	—	6
Interest Expense	(48)	(40)	(134)	(99)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	255	98	252	157

Income Tax Expense (Benefit)	21	(32)	(51)	(64)

NET INCOME	$234	$130	$303	$221

The common stock of PSO is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$234	$130	$303	$221

OTHER COMPREHENSIVE LOSS, NET OF TAXES
Cash Flow Hedges, Net of Tax of $0 and $0 for the Three Months Ended September 30, 2026 and 2025, Respectively, and $0 and $0 for the Nine Months Ended September 30, 2026 and 2025, Respectively.	—	—	—	(1)

TOTAL COMPREHENSIVE INCOME	$234	$130	$303	$220

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CHANGES IN
COMMON SHAREHOLDER’S EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2024	$157	$1,042	$1,484	$3	$2,686

Net Income			28		28
Other Comprehensive Loss				(1)	(1)
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2025	157	1,042	1,512	2	2,713

Capital Contribution from Parent		300			300
Net Income			63		63
TOTAL COMMON SHAREHOLDER'S EQUITY – JUNE 30, 2025	157	1,342	1,575	2	3,076

Capital Contribution from Parent		375			375
Net Income			130		130
TOTAL COMMON SHAREHOLDER'S EQUITY – SEPTEMBER 30, 2025	$157	$1,717	$1,705	$2	$3,581

TOTAL COMMON SHAREHOLDER'S EQUITY – DECEMBER 31, 2025	$157	$1,718	$1,736	$2	$3,613

Net Income			15		15
TOTAL COMMON SHAREHOLDER'S EQUITY – MARCH 31, 2026	157	1,718	1,751	2	3,628

Capital Contribution from Parent		113			113
Net Income			54		54
TOTAL COMMON SHAREHOLDER'S EQUITY – JUNE 30, 2026	157	1,831	1,805	2	3,795

Net Income			234		234
TOTAL COMMON SHAREHOLDER'S EQUITY – SEPTEMBER 30, 2026	$157	$1,831	$2,039	$2	$4,029

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$4	$2
Advances to Affiliates	70	—
Accounts Receivable:
Customers	108	109
Affiliated Companies	53	45
Miscellaneous	17	4
Total Accounts Receivable	178	158
Fuel	2	3
Materials and Supplies	157	119
Risk Management Assets	41	42
Accrued Tax Benefits	105	8
Regulatory Asset for Under-Recovered Fuel Costs	23	37
Prepayments and Other Current Assets	37	14
TOTAL CURRENT ASSETS	617	383

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	4,789	4,365
Transmission	1,511	1,433
Distribution	4,211	3,987
Other Property, Plant and Equipment	1,313	1,292
Construction Work in Progress	1,168	635
Total Property, Plant and Equipment	12,992	11,712
Accumulated Depreciation and Amortization	2,556	2,748
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	10,436	8,964

OTHER NONCURRENT ASSETS
Regulatory Assets	683	637
Employee Benefits and Pension Assets	96	95
Operating Lease Assets	140	126
Deferred Charges and Other Noncurrent Assets	34	13
TOTAL OTHER NONCURRENT ASSETS	953	871

TOTAL ASSETS	$12,006	$10,218

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED BALANCE SHEETS
LIABILITIES AND COMMON SHAREHOLDER’S EQUITY
September 30, 2026 and December 31, 2025
(in millions, except per-share and share amounts)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT LIABILITIES
Advances from Affiliates	$—	$171
Accounts Payable:
General	386	339
Affiliated Companies	58	87
Long-term Debt Due Within One Year – Nonaffiliated	—	51
Risk Management Liabilities	29	27
Customer Deposits	355	115
Accrued Taxes	88	37
Accrued Interest	48	67
Obligations Under Operating Leases	12	11
Other Current Liabilities	133	104
TOTAL CURRENT LIABILITIES	1,109	1,009

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated	4,462	3,475
Deferred Income Taxes	1,208	1,113
Regulatory Liabilities and Deferred Investment Tax Credits	746	717
Asset Retirement Obligations	165	136
Obligations Under Operating Leases	137	122
Deferred Credits and Other Noncurrent Liabilities	150	33
TOTAL NONCURRENT LIABILITIES	6,868	5,596

TOTAL LIABILITIES	7,977	6,605

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

COMMON SHAREHOLDER’S EQUITY
Common Stock – Par Value – $15 Per Share:
Authorized – 11,000,000 Shares
Issued – 10,482,000 Shares
Outstanding – 9,013,000 Shares	157	157
Paid-in Capital	1,831	1,718
Retained Earnings	2,039	1,736
Accumulated Other Comprehensive Income (Loss)	2	2
TOTAL COMMON SHAREHOLDER’S EQUITY	4,029	3,613

TOTAL LIABILITIES AND COMMON SHAREHOLDER’S EQUITY	$12,006	$10,218

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

PUBLIC SERVICE COMPANY OF OKLAHOMA
CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net Income	$303	$221
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	283	203
Deferred Income Taxes	83	31
Allowance for Equity Funds Used During Construction	(9)	(7)
Mark-to-Market of Risk Management Contracts	7	(34)
Property Taxes	(19)	(16)
Deferred Fuel Over/Under-Recovery, Net	14	42
Change in Other Regulatory Assets	(12)	(57)
Change in Other Noncurrent Assets	(41)	(35)
Change in Other Noncurrent Liabilities	156	14
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	(20)	(34)
Fuel, Materials and Supplies	(37)	4
Accounts Payable	31	142
Customer Deposits	238	42
Accrued Taxes, Net	(46)	76
Other Current Assets	(16)	(2)
Other Current Liabilities	(23)	(19)
Net Cash Flows from Operating Activities	892	571

INVESTING ACTIVITIES
Construction Expenditures	(1,089)	(534)
Change in Advances to Affiliates, Net	(70)	232
Acquisitions of Generation Facilities	(608)	(1,657)
Other Investing Activities	1	7
Net Cash Flows Used for Investing Activities	(1,766)	(1,952)

FINANCING ACTIVITIES
Capital Contribution from Parent	113	675
Issuance of Long-term Debt – Nonaffiliated	986	793
Change in Advances from Affiliates, Net	(171)	40
Retirement of Long-term Debt – Nonaffiliated	(50)	(125)
Other Financing Activities	(2)	(1)
Net Cash Flows from Financing Activities	876	1,382

Net Increase in Cash and Cash Equivalents	2	1
Cash and Cash Equivalents at Beginning of Period	2	2
Cash and Cash Equivalents at End of Period	$4	$3

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$152	$96
Construction Expenditures Included in Current Liabilities as of September 30,	187	91

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED

MANAGEMENT’S NARRATIVE DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

KWh Sales/Degree Days

Summary of KWh Energy Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions of KWhs)
Retail:
Residential	2,267	2,016	5,114	4,984
Commercial	1,783	1,699	4,486	4,359
Industrial	1,376	1,375	3,959	3,883
Miscellaneous	17	16	50	50
Total Retail	5,443	5,106	13,609	13,276

Wholesale (a)	1,795	1,562	4,174	4,305

Total KWhs	7,238	6,668	17,783	17,581
(a)Includes off-system sales, municipalities and cooperatives, unit power and other wholesale customers.

Summary of Heating and Cooling Degree Days

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in degree days)
Actual – Heating	—	—	496	726
Normal – Heating	—	—	720	714

Actual – Cooling	1,771	1,545	2,809	2,589
Normal – Cooling	1,405	1,404	2,236	2,220

Southwestern Electric Power Company Consolidated
Reconciliation of 2025 to 2026
Earnings Attributable to SWEPCo Common Shareholder
(in millions)

	Three Months Ended September 30,	Nine Months Ended September 30,
2025 Earnings Attributable to Common Shareholder	$189	$353

Changes in Revenues:
Retail Revenues (a)	63	105
Off-system Sales	—	1
Transmission Revenues	(16)	(6)
Other Revenues	(1)	4
Total Change in Revenues	46	104

Changes in Expenses and Other:
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	(13)	43
Other Operation and Maintenance	(3)	(60)
Asset Impairments and Other Related Charges	—	(31)
Depreciation and Amortization	(2)	(40)
Taxes Other Than Income Taxes	2	(6)
Interest Income	(2)	(4)
Allowance for Equity Funds Used During Construction	1	9
Non-Service Cost Components of Net Periodic Benefit Cost	—	(1)
Interest Expense	(25)	(61)
Total Change in Expenses and Other	(42)	(151)

Income Tax Benefit	(6)	23
Equity Earnings of Unconsolidated Subsidiary	1	—
Net Income Attributable to Noncontrolling Interest	—	1

2026 Earnings Attributable to Common Shareholder	$188	$330

(a)Includes firm wholesale sales to municipals and cooperatives.

Third Quarter of 2026 Compared to Third Quarter of 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $63 million primarily due to the following:
•A $31 million increase due to the Arkansas base rate case.
•A $29 million increase in rider revenues primarily in the Louisiana jurisdiction.
•A $20 million increase in weather-related usage primarily due to a 15% increase in cooling degree days.
These increases were partially offset by:
•An $18 million decrease due to a credit to certain existing wholesale generation customers.
•A $7 million decrease in weather-normalized revenues across all classes.
•Transmission Revenues decreased $16 million primarily due to a $12 million repayment of SPP upgrade credits, offset by an equal amount of incremental SPP upgrade costs in Other Operation and Maintenance expenses.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses increased $13 million primarily due to increased gas generation and higher coal prices.
•Interest Expense increased $25 million primarily due to the following:
•A $19 million increase due to higher long-term debt balances.
•A $4 million increase attributable to the interest portion of credits owed to wholesale customers.
•Income Tax Benefit decreased $6 million primarily due to a decrease in PTCs.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The major components of the increase in Revenues were as follows:

•Retail Revenues increased $105 million primarily due to the following:
•An $82 million increase in rider revenues primarily in the Louisiana jurisdiction.
•A $64 million increase due to the Arkansas base rate case.
•A $39 million increase in weather-normalized revenues across all classes.
These increases were partially offset by:
•A $53 million decrease in fuel revenue due to a $43 million refund of the Texas over-recovered fuel balance and a $10 million decrease primarily due to lower authorized rates in Arkansas and Louisiana.
•A $41 million decrease due to a credit to certain existing wholesale generation customers.
•Transmission Revenues decreased $6 million primarily due to the following:
•A $27 million decrease due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
•A $12 million decrease due to the repayment of SPP upgrade credits, offset by lower SPP upgrade costs in Other Operation and Maintenance expenses.
These decreases were partially offset by:
•A $34 million increase due to continued transmission investment.

Expenses and Other and Income Tax Benefit changed between years as follows:

•Purchased Electricity, Fuel and Other Consumables Used for Electric Generation expenses decreased $43 million primarily due to the following:
•A $53 million decrease due to a decrease in the deferred fuel costs related to a $43 million Texas fuel refund and a $10 million decrease primarily due to lower authorized rates in Arkansas and Louisiana.
•An $8 million decrease due to prior year Louisiana and Texas fuel disallowances.
These decreases were partially offset by:
•A $14 million increase in recoverable PTCs.
•An $11 million increase in non-recoverable fuel costs primarily in Louisiana.
•Other Operation and Maintenance expenses increased $60 million primarily due to the following:
•A $28 million increase in generation expenses primarily due to a $16 million increase related to the acquisition of the Wagon Wheel Wind Facility.
•A $17 million increase in distribution expenses primarily due to overhead line maintenance.
•A $9 million increase in employee-related costs.
•A $6 million increase due to the partial write-off of previously capitalized vegetation management costs as a result of SWEPCo’s FERC audit.
These increases were partially offset by:
•A $4 million decrease in transmission expenses primarily due to:
•A $12 million decrease due to the refund of SPP upgrade costs.
•A $12 million decrease in vegetation management costs.
•A $10 million decrease due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.
These decreases were partially offset by:
•A $32 million increase in SPP expenses.

•Asset Impairments and Other Related Charges increased $31 million due to the probable, partial disallowance of the Pirkey Plant net book value in the 2025 Texas Base Rate Case.
•Depreciation and Amortization expenses increased $40 million primarily due to the following:
•A $44 million increase due to a higher depreciable base including the Wagon Wheel Wind Facility.
This increase was partially offset by:
•A $5 million decrease primarily due to higher over-recovery of costs and allowable returns associated with generation rider recovery.
•Taxes Other Than Income Taxes increased $6 million primarily due to an increase in property taxes.
•Allowance for Equity Funds Used During Construction increased $9 million primarily due to a higher AFUDC base.
•Interest Expense increased $61 million primarily due to the following:
•A $46 million increase due to higher long-term debt balances.
•A $7 million increase related to the Texas tax normalization rider amortization.
•A $4 million increase attributable to the interest portion of credits owed to wholesale customers.
•Income Tax Benefit increased $23 million primarily due to the following:
•A $48 million increase due to an increase in PTCs.
•A $10 million increase due to a decrease in pretax book income.
•A $7 million increase due to a decrease in state taxes.
These increases were partially offset by:
•A $42 million decrease due to a reduction in Excess ADIT primarily due to the June 2025 FERC order related to the treatment of NOLCs in transmission formula rates.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUES
Electric Generation, Transmission and Distribution	$769	$694	$1,906	$1,761
Sales to AEP Affiliates	24	28	71	63
Provision for Refund – Nonaffiliated	(25)	(4)	(53)	(9)
Other Revenues	2	6	5	10
TOTAL REVENUES	770	724	1,929	1,825

EXPENSES
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	205	192	532	575
Other Operation	128	122	372	327
Maintenance	52	55	155	140
Asset Impairments and Other Related Charges	—	—	31	—
Depreciation and Amortization	130	128	374	334
Taxes Other Than Income Taxes	34	36	106	100
TOTAL EXPENSES	549	533	1,570	1,476

OPERATING INCOME	221	191	359	349

Other Income (Expense):
Interest Income	2	4	5	9
Allowance for Equity Funds Used During Construction	8	7	23	14
Non-Service Cost Components of Net Periodic Benefit Cost	1	1	4	5
Interest Expense	(62)	(37)	(171)	(110)

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY EARNINGS	170	166	220	267

Income Tax Expense (Benefit)	(18)	(24)	(111)	(88)
Equity Earnings of Unconsolidated Subsidiary	1	—	1	1

NET INCOME	189	190	332	356

Net Income Attributable to Noncontrolling Interest	1	1	2	3

EARNINGS ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$188	$189	$330	$353

The common stock of SWEPCo is wholly-owned by Parent.

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income	$189	$190	$332	$356

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Cash Flow Hedges, Net of Tax of $1 and $0 for the Three Months Ended September 30, 2026 and 2025, Respectively, and $1 and $0 for the Nine Months Ended September 30, 2026 and 2025, Respectively	5	—	5	—

TOTAL COMPREHENSIVE INCOME	194	190	337	356

Total Comprehensive Income Attributable to Noncontrolling Interest	1	1	2	3

TOTAL COMPREHENSIVE INCOME ATTRIBUTABLE TO SWEPCo COMMON SHAREHOLDER	$193	$189	$335	$353

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	SWEPCo Common Shareholder
	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
TOTAL EQUITY – DECEMBER 31, 2024	$—	$1,550	$2,352	$3	$—	$3,905

Common Stock Dividends – Nonaffiliated					(1)	(1)
Net Income			48		1	49
TOTAL EQUITY – MARCH 31, 2025	—	1,550	2,400	3	—	3,953

Capital Contribution from Parent		450				450
Common Stock Dividends – Nonaffiliated					(1)	(1)
Net Income			116		1	117
TOTAL EQUITY – JUNE 30, 2025	—	2,000	2,516	3	—	4,519

Common Stock Dividends – Nonaffiliated					(1)	(1)
Net Income			189		1	190
TOTAL EQUITY – SEPTEMBER 30, 2025	$—	$2,000	$2,705	$3	$—	$4,708

TOTAL EQUITY – DECEMBER 31, 2025	$—	$2,151	$2,740	$8	$—	$4,899

Capital Contribution from Parent		128				128
Common Stock Dividends – Nonaffiliated					(1)	(1)
Net Income			56		1	57
TOTAL EQUITY – MARCH 31, 2026	—	2,279	2,796	8	—	5,083

Capital Contribution from Parent		81				81
Net Income			86		—	86
TOTAL EQUITY – JUNE 30, 2026	—	2,360	2,882	8	—	5,250

Capital Contribution from Parent		37				37
Common Stock Dividends – Nonaffiliated					(1)	(1)
Net Income			188		1	189
Other Comprehensive Income				5		5
TOTAL EQUITY – SEPTEMBER 30, 2026	$—	$2,397	$3,070	$13	$—	$5,480

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS
September 30, 2026 and December 31, 2025
(in millions)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT ASSETS
Cash and Cash Equivalents	$3	$2
Restricted Cash (September 30, 2026 and December 31, 2025 Amounts Include $6 and $15, Respectively, Related to Storm Recovery Funding)	6	15
Advances to Affiliates	494	23
Accounts Receivable:
Customers	46	63
Affiliated Companies	84	91
Miscellaneous	15	10
Total Accounts Receivable	145	164
Fuel	75	83
Materials and Supplies (September 30, 2026 and December 31, 2025 Amounts Include $1 and $1, Respectively, Related to Sabine)	104	88
Risk Management Assets	43	35
Accrued Tax Benefits	149	17
Regulatory Asset for Under-Recovered Fuel Costs	68	115
Prepayments and Other Current Assets	32	14
TOTAL CURRENT ASSETS	1,119	556

PROPERTY, PLANT AND EQUIPMENT
Electric:
Generation	6,612	6,621
Transmission	3,437	3,302
Distribution	3,421	3,242
Other Property, Plant and Equipment (September 30, 2026 and December 31, 2025 Amounts Include $0 and $125, Respectively, Related to Sabine)	947	942
Construction Work in Progress	1,210	712
Total Property, Plant and Equipment	15,627	14,819
Accumulated Depreciation and Amortization (September 30, 2026 and December 31, 2025 Amounts Include $0 and $125, Respectively, Related to Sabine)	3,580	3,478
TOTAL PROPERTY, PLANT AND EQUIPMENT – NET	12,047	11,341

OTHER NONCURRENT ASSETS
Regulatory Assets	913	903
Securitized Assets (September 30, 2026 and December 31, 2025 Amounts Include $303 and $315, Respectively, Related to Storm Recovery Funding)	303	315
Deferred Charges and Other Noncurrent Assets	448	409
TOTAL OTHER NONCURRENT ASSETS	1,664	1,627

TOTAL ASSETS	$14,830	$13,524

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED BALANCE SHEETS
LIABILITIES AND EQUITY
September 30, 2026 and December 31, 2025
(in millions, except per-share and share amounts)
(Unaudited)

	September 30,	December 31,
	2026	2025
CURRENT LIABILITIES
Accounts Payable:
General	$484	$392
Affiliated Companies	34	89
Short-term Debt – Nonaffiliated	—	3
Long-term Debt Due Within One Year – Nonaffiliated (September 30, 2026 and December 31, 2025 Amounts Include $17 and $17, Respectively, Related to Storm Recovery Funding)	417	917
Risk Management Liabilities	10	9
Customer Deposits	78	79
Accrued Taxes	132	68
Accrued Interest	83	49
Obligations Under Operating Leases	4	7
Provision for Refund	90	81
Other Current Liabilities	188	191
TOTAL CURRENT LIABILITIES	1,520	1,885

NONCURRENT LIABILITIES
Long-term Debt – Nonaffiliated (September 30, 2026 and December 31, 2025 Amounts Include $287 and $304, Respectively, Related to Storm Recovery Funding)	5,174	3,057
Long-term Debt – Affiliated	—	1,000
Deferred Income Taxes	1,547	1,458
Regulatory Liabilities and Deferred Investment Tax Credits	513	531
Asset Retirement Obligations	226	252
Employee Benefits and Pension Obligations	43	39
Obligations Under Operating Leases	193	195
Provision for Refund	8	47
Storm Reserve	62	108
Deferred Credits and Other Noncurrent Liabilities	64	53
TOTAL NONCURRENT LIABILITIES	7,830	6,740

TOTAL LIABILITIES	9,350	8,625

Rate Matters (Note 4)
Commitments, Guarantees and Contingencies (Note 5)

EQUITY
Common Stock – Par Value – $18 Per Share:
Authorized – 3,680 Shares
Outstanding – 3,680 Shares	—	—
Paid-in Capital	2,397	2,151
Retained Earnings	3,070	2,740
Accumulated Other Comprehensive Income (Loss)	13	8
TOTAL COMMON SHAREHOLDER’S EQUITY	5,480	4,899

Noncontrolling Interest	—	—

TOTAL EQUITY	5,480	4,899

TOTAL LIABILITIES AND EQUITY	$14,830	$13,524

See Condensed Notes to Condensed Financial Statements of Registrants beginning on page 108.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026 and 2025
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net Income	$332	$356
Adjustments to Reconcile Net Income to Net Cash Flows from Operating Activities:
Depreciation and Amortization	374	334
Deferred Income Taxes	51	23
Asset Impairments and Other Related Charges	31	—
Allowance for Equity Funds Used During Construction	(23)	(14)
Mark-to-Market of Risk Management Contracts	(7)	(37)
Property Taxes	(26)	(23)
Deferred Fuel Over/Under-Recovery, Net	75	91
Change in Regulatory Assets	(81)	(44)
Change in Other Noncurrent Assets	(39)	(7)
Change in Other Noncurrent Liabilities	(43)	(104)
Changes in Certain Components of Working Capital:
Accounts Receivable, Net	19	(23)
Fuel, Materials and Supplies	(8)	6
Accounts Payable	(2)	136
Accrued Taxes, Net	(68)	69
Other Current Assets	(10)	1
Other Current Liabilities	31	(11)
Net Cash Flows from Operating Activities	606	753

INVESTING ACTIVITIES
Construction Expenditures	(1,022)	(654)
Change in Advances to Affiliates, Net	(471)	(267)
Other Investing Activities	23	11
Net Cash Flows Used for Investing Activities	(1,470)	(910)

FINANCING ACTIVITIES
Capital Contribution from Parent	246	450
Issuance of Long-term Debt – Nonaffiliated	2,134	1
Change in Short-term Debt – Nonaffiliated	(3)	2
Change in Advances from Affiliates, Net	—	(275)
Retirement of Long-term Debt – Nonaffiliated	(517)	(11)
Retirement of Long-term Debt – Affiliated	(1,000)	—
Dividends Paid on Common Stock – Nonaffiliated	(2)	(3)
Other Financing Activities	(2)	(1)
Net Cash Flows from Financing Activities	856	163

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(8)	6
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	17	5
Cash, Cash Equivalents and Restricted Cash at End of Period	$9	$11

SUPPLEMENTARY INFORMATION
Cash Paid for Interest, Net of Capitalized Amounts	$139	$119
Construction Expenditures Included in Current Liabilities as of September 30,	261	116

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

In the opinion of management, the unaudited condensed interim financial statements reflect all normal and recurring accruals and adjustments necessary for a fair statement of the net income, financial position and cash flows for the interim periods for each Registrant.  Net income for the three and nine months ended September 30, 2026 is not necessarily indicative of results that may be expected for the year ending December 31, 2026.  The condensed financial statements are unaudited and should be read in conjunction with the audited 2025 financial statements and notes thereto, which are included in the 2025 Annual Reports.

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

The following table presents AEP’s basic and diluted EPS calculations included on the statements of income:

	Three Months Ended September 30,
	2026		2025
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$1,187		$972

Weighted-Average Number of Basic AEP Common Shares Outstanding	544.4	$2.18	534.9	$1.82
Weighted-Average Dilutive Effect	5.7	(0.02)	3.1	(0.01)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	550.1	$2.16	538.0	$1.81

	Nine Months Ended September 30,
	2026		2025
	(in millions, except per share data)
		$/share		$/share
Earnings Attributable to AEP Common Shareholders	$2,774		$2,998

Weighted-Average Number of Basic AEP Common Shares Outstanding	543.6	$5.10	534.2	$5.61
Weighted-Average Dilutive Effect	5.7	(0.05)	2.2	(0.02)
Weighted-Average Number of Diluted AEP Common Shares Outstanding	549.3	$5.05	536.4	$5.59

Upon settlement of the ATM Forward maturing December 2026, the Company will issue three million shares of common stock. However, as the forward price was greater than the average market price of the common shares as of September 30, 2026, the shares were not included in the computation of diluted EPS because to do so would be antidilutive. There were no antidilutive shares outstanding as of September 30, 2025.

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

Reconciliation of Cash, Cash Equivalents and Restricted Cash

The following tables provide a reconciliation of Cash, Cash Equivalents and Restricted Cash reported within the balance sheets that sum to the total of the same amounts shown on the statements of cash flows:

	September 30, 2026
	AEP	AEP Texas	APCo	SWEPCo
	(in millions)
Cash and Cash Equivalents	$418	$—	$4	$3
Restricted Cash	89	9	60	6
Total Cash, Cash Equivalents and Restricted Cash	$507	$9	$64	$9

	December 31, 2025
	AEP	AEP Texas	APCo	SWEPCo
	(in millions)
Cash and Cash Equivalents	$197	$—	$5	$2
Restricted Cash	71	14	18	15
Total Cash, Cash Equivalents and Restricted Cash	$268	$14	$23	$17

Supplementary Cash Flow Information (Applies to AEP)

	Nine Months Ended September 30,
Cash Flow Information	2026	2025
	(in millions)
Cash Paid for:
Interest, Net of Capitalized Amounts	$1,548	$1,315
Noncash Investing and Financing Activities:
Construction Expenditures Included in Current Liabilities as of September 30,	1,813	1,169
Contribution in Aid of Construction Advances in Current Assets as of September 30,	69	—
Acquisition of Nuclear Fuel Included in Current Liabilities as of September 30,	—	1

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

ASU 2024-03 “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (ASU 2024-03)

In November 2024, the FASB issued ASU 2024-03, the intent of which is to improve financial reporting and respond to investor input by requiring public business entities to disclose additional information about certain expenses in the notes to financial statements in interim and annual reporting periods. Among other provisions, the new standard requires disclosure of disaggregated amounts for expenses such as employee compensation, depreciation and intangible asset amortization included in each expense caption presented on the face of the income statement. Public business entities are required to include certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements as well as a qualitative description of any amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The new standard also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information.

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

	Cash Flow Hedges		Pension
Three Months Ended September 30, 2026	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2026	$85	$(1)	$(39)	$45
Change in Fair Value Recognized in AOCI, Net of Tax	16	5	—	21
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(20)	—	—	(20)
Amortization of Actuarial (Gains) Losses	—	—	1	1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(20)	—	1	(19)
Income Tax (Expense) Benefit	(4)	—	—	(4)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(16)	—	1	(15)
Net Current Period Other Comprehensive Income	—	5	1	6
Balance in AOCI as of September 30, 2026	$85	$4	$(38)	$51

	Cash Flow Hedges		Pension
Three Months Ended September 30, 2025	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of June 30, 2025	$92	$—	$(104)	$(12)
Change in Fair Value Recognized in AOCI, Net of Tax	(17)	—	—	(17)
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	3	—	—	3
Interest Expense (a)	—	(1)	—	(1)
Reclassifications from AOCI, before Income Tax (Expense) Benefit	3	(1)	—	2
Income Tax (Expense) Benefit	1	—	—	1
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	2	(1)	—	1
Net Current Period Other Comprehensive Loss	(15)	(1)	—	(16)
Balance in AOCI as of September 30, 2025	$77	$(1)	$(104)	$(28)

	Cash Flow Hedges		Pension
Nine Months Ended September 30, 2026	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2025	$78	$(1)	$(41)	$36
Change in Fair Value Recognized in AOCI, Net of Tax	61	5	—	66
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(68)	—	—	(68)
Amortization of Actuarial (Gains) Losses	—	—	4	4
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(68)	—	4	(64)
Income Tax (Expense) Benefit	(14)	—	1	(13)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(54)	—	3	(51)
Net Current Period Other Comprehensive Income	7	5	3	15
Balance in AOCI as of September 30, 2026	$85	$4	$(38)	$51

	Cash Flow Hedges		Pension
Nine Months Ended September 30, 2025	Commodity	Interest Rate	and OPEB	Total
	(in millions)
Balance in AOCI as of December 31, 2024	$99	$3	$(105)	$(3)
Change in Fair Value Recognized in AOCI, Net of Tax	(15)	(1)	—	(16)
Amount of (Gain) Loss Reclassified from AOCI
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation (a)	(9)	—	—	(9)
Interest Expense (a)	—	(3)	—	(3)
Amortization of Actuarial (Gains) Losses	—	—	1	1
Reclassifications from AOCI, before Income Tax (Expense) Benefit	(9)	(3)	1	(11)
Income Tax (Expense) Benefit	(2)	—	—	(2)
Reclassifications from AOCI, Net of Income Tax (Expense) Benefit	(7)	(3)	1	(9)
Net Current Period Other Comprehensive Income (Loss)	(22)	(4)	1	(25)
Balance in AOCI as of September 30, 2025	$77	$(1)	$(104)	$(28)

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

Regulated Generating Unit that has been Retired and Related Fuel Operations

SWEPCo

In March 2023, the Pirkey Plant was retired. SWEPCo is recovering, or is seeking recovery of, the remaining net book value of Pirkey Plant non-fuel costs. As of September 30, 2026, SWEPCo’s share of the net investment in the Pirkey Plant was $167 million, including materials and supplies, net of cost of removal. Fuel costs are recovered through active fuel clauses and are subject to prudency determinations by the various commissions.

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

In July 2023, Texas ALJs issued a PFD that concluded the decision to retire the Pirkey Plant was prudent. In September 2023, the PUCT rejected the July 2023 PFD conclusion. SWEPCo requested recovery of the Texas jurisdictional share of the remaining net book value of the Pirkey Plant in its 2025 Texas Base Rate Case. In April 2026, a unanimous settlement in principle was reached related to the 2025 Texas Base Rate Case. In September 2026, a unanimous stipulation and settlement agreement was filed with the PUCT. The agreement provides for partial recovery of the remaining net book value of the Pirkey Plant over 19 years with no return on the unamortized balance. Due to the settlement in principle reached in April, in the first quarter of 2026, SWEPCo recorded approximately $31 million for a probable, partial regulatory disallowance of the Pirkey Plant. See the “2025 Texas Base Rate Case” section below for additional information. As of September 30, 2026, the Texas jurisdictional share of the net book value of the Pirkey Plant was $47 million. To the extent the PUCT does not accept the settlement and any costs included in this filing are not approved for recovery as a result of the final PUCT order, it could reduce future net income and cash flows and impact financial condition.

Regulated Generating Units to be Retired

PSO

In 2014, PSO received final approval from the Federal EPA to close Northeastern Plant, Unit 3, in 2026. The plant was originally scheduled to close in 2040. As a result of the early retirement date, PSO revised the useful life of Northeastern Plant, Unit 3, to the projected retirement date of 2026 and the incremental depreciation is being deferred as a regulatory asset. Following the 2024 Oklahoma Base Rate Case, PSO continues to recover Northeastern Plant, Unit 3 through 2040. In April 2025, PSO and the ODEQ finalized a second amended regional haze agreement that would allow continued operation of the Northeastern Plant, Unit 3, on natural gas, through May 31, 2041. This agreement is contingent upon approval by the Federal EPA in the form of a revised SIP, which the Federal EPA has proposed to approve. In anticipation of approval from the Federal EPA, PSO began operating Northeastern Plant, Unit 3 on natural gas in January 2026. In the first quarter of 2026, PSO retired $325 million of coal-related assets at Northeastern Plant, Unit 3, resulting in a decrease to both Total Property, Plant and Equipment and Accumulated Depreciation and Amortization. As of September 30, 2026, the unrecovered value of these assets was $152 million, inclusive of ARO costs, which PSO is currently collecting in rates.

SWEPCo

In November 2020, management announced that it will cease using coal at the Welsh Plant in 2028. As a result of the announcement, SWEPCo began recording a regulatory asset for accelerated depreciation. In December 2024, SWEPCo filed an application for a CCN with the APSC, LPSC and PUCT to convert Welsh Plant, Units 1 and 3 to natural gas in 2028 and 2027, respectively. In February 2026, the APSC issued an order approving the application for a CCN. In July 2026, SWEPCo, PUCT staff and certain intervenors filed an unopposed stipulation and settlement agreement with the PUCT agreeing the application for a CCN should be approved. In September 2026, the PUCT issued an order approving the stipulation and settlement agreement with a modification establishing a seven-year validity period for the order. Additionally, in July 2026, SWEPCo and the LPSC staff filed a joint stipulation agreement and term sheet with the LPSC agreeing the application for a CCN should be approved. In October, the LPSC issued an order approving the joint stipulation agreement.

The table below summarizes the net book value including CWIP, before cost of removal and materials and supplies, as of September 30, 2026, of generating facilities planned for retirement:

Plant	Net Book Value	Accelerated Depreciation Regulatory Asset	Cost of Removal Regulatory Liability		Projected Retirement Date		Current Authorized Recovery Period	Annual Depreciation (a)
	(dollars in millions)
Northeastern Plant, Unit 3	$50	$259	$22	(b)	2026		(c)	$8
Welsh Plant, Units 1 and 3	220	264	56	(d)	2028	(e)	(f)	43

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

Regulatory Assets Pending Final Regulatory Approval (Applies to all Registrants except OPCo)

	AEP
	September 30,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$264	$220
UTM Deferred Costs	89	56
System Resiliency Plan Deferred Costs - Texas	73	17
Plant Retirement Costs - Unrecovered Plant, Pirkey - Texas, FERC	61	93
Storm-Related Costs	46	43
Other Regulatory Assets Pending Final Regulatory Approval	7	6
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs (a) (b)	376	363
Plant Retirement Costs – Asset Retirement Obligation Costs (c)	289	257
NOLC Costs (d)	83	89
Deferred Pension and OPEB Costs	40	27
Vegetation Management Costs	37	—
Other Regulatory Assets Pending Final Regulatory Approval	169	136
Total Regulatory Assets Pending Final Regulatory Approval	$1,534	$1,307

(a)In March 2026, the WVPSC issued a financing order approving a securitization that included $40 million of West Virginia jurisdictional storm operation and maintenance costs that are subject to a final review by the WVPSC after bond pricing.
(b)In May 2026, APCo issued securitization bonds that included $141 million of Virginia storm operation and maintenance costs.
(c)Includes ARO adjustment related to the revised CCR Rule to be addressed in future regulatory proceedings. See the “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.
(d)Approved for collection through rates, subject to refund, for the Oklahoma and SWEPCo-Texas jurisdictions.

	AEP Texas
	September 30,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
UTM Deferred Costs	$89	$56
Storm-Related Costs	41	41
System Resiliency Plan Deferred Costs	34	17
Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	51	31
Deferred Pension and OPEB Costs	40	27
Other Regulatory Assets Pending Final Regulatory Approval	9	9
Total Regulatory Assets Pending Final Regulatory Approval	$264	$181

	AEPTCo
	September 30,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Income Taxes, Net	$9	$9
Total Regulatory Assets Pending Final Regulatory Approval	$9	$9

	APCo
	September 30,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$2	$2
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs (a)	188	169
Storm-Related Costs – West Virginia (b)	70	39
Storm-Related Costs - Virginia (c)	69	172
Vegetation Management Costs	17	—
Pension Settlement	15	16
Virginia Corporate Alternative Minimum Tax	—	13
West Virginia Corporate Alternative Minimum Tax	—	11
Other Regulatory Assets Pending Final Regulatory Approval	35	18
Total Regulatory Assets Pending Final Regulatory Approval	$396	$440

(a)Includes ARO adjustment related to the revised CCR Rule to be addressed in a future regulatory proceeding. See the “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.
(b)In March 2026, the WVPSC issued a financing order approving a securitization that included $40 million of West Virginia jurisdictional storm operation and maintenance costs that are subject to a final review by the WVPSC after bond pricing.
(c)In May 2026, APCo issued securitization bonds that included $141 million of Virginia storm operation and maintenance costs. See the “2025 Virginia Securitization Filing” section below for additional information.

	I&M
	September 30,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Other Regulatory Assets Pending Final Regulatory Approval	$5	$4
Regulatory Assets Currently Not Earning a Return
Plant Retirement Costs – Asset Retirement Obligation Costs (a)	82	78
Storm-Related Costs – Indiana	57	29
Other Regulatory Assets Pending Final Regulatory Approval	9	7
Total Regulatory Assets Pending Final Regulatory Approval	$153	$118

(a)Includes ARO adjustment related to the revised CCR Rule to be addressed in a future regulatory proceeding. See the “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.

	PSO
	September 30,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Not Earning a Return
Storm-Related Costs	$38	$25
Oklahoma Senate Bill 998 Deferral	28	9
Generation PBA and Delayed Retirement Deferral	27	13
NOLC Costs (a)	17	23
Plant Retirement Costs – Asset Retirement Obligation Costs (b)	12	6
Other Regulatory Assets Pending Final Regulatory Approval	1	8
Total Regulatory Assets Pending Final Regulatory Approval	$123	$84

(a)Approved for collection through rates, subject to refund.
(b)Includes ARO adjustment related to the revised CCR Rule to be addressed in PSO’s 2026 Oklahoma Base Rate Case regulatory proceeding. See the “Federal EPA’s Revised CCR Rule” section of Note 5 for additional information.

	SWEPCo
	September 30,	December 31,
	2026	2025
Noncurrent Regulatory Assets	(in millions)

Regulatory Assets Currently Earning a Return
Welsh Plant, Units 1 and 3 Accelerated Depreciation	$264	$220
Plant Retirement Costs - Unrecovered Plant, Pirkey - Texas, FERC	61	93
System Resiliency Plan Deferred Costs - Texas	39	1
Income Taxes, Net	7	—
Other Regulatory Assets Pending Final Regulatory Approval	5	2
Regulatory Assets Currently Not Earning a Return
NOLC Costs (a)	65	66
Storm-Related Costs - Louisiana, Texas	59	43
Other Regulatory Assets Pending Final Regulatory Approval	17	20
Total Regulatory Assets Pending Final Regulatory Approval	$517	$445

(a)Approved for collection through rates, subject to refund, for Texas jurisdiction.

If these costs are ultimately determined not to be recoverable, it could reduce future net income and cash flows and impact financial condition.

AEP Texas Rate Matters (Applies to AEP and AEP Texas)

AEP Texas Interim Transmission and Distribution Rates

Through September 30, 2026, AEP Texas’ cumulative revenues from transmission and distribution interim base rate increases that are subject to review are estimated to be approximately $287 million. AEP Texas recognized a $12 million provision for refund related to the 2025 UTM filing for amounts collected through the third quarter of 2026. A base rate review could result in a refund to customers if AEP Texas incurs a disallowance of the transmission or distribution investment on which an interim increase was based. Management is unable to determine a range of potential losses, if any, that are reasonably possible of occurring. A revenue decrease, including a refund of interim transmission and distribution rates, could reduce future net income and cash flows and impact financial condition.

2025 UTM Filing

In October 2025, AEP Texas submitted its first filing with the PUCT seeking recovery of eligible costs through the UTM. In March 2026, a Texas ALJ issued a PFD recommending partial disallowance of the requested amounts which was based on an interpretation of a later effective date for eligible UTM deferrals. In April 2026, AEP Texas filed responses reflective of the legislative intent of Texas House Bill 5247 (2025). In May 2026, the PUCT Chairman issued a Commissioner Memorandum agreeing with the ALJ’s PFD and ordered the PUCT staff to complete a calculation to confirm the final disallowance amount. Completion of the Commission-required calculation and final order were filed in the third quarter of 2026. In conjunction with the Commissioner Memorandum, AEP Texas recognized an unfavorable pretax impact of $23 million in May 2026 attributable to a portion of the deferrals included in the UTM application period.

UTM Regulatory Assets

As of September 30, 2026, AEP Texas has deferred, beginning August 2025, approximately $89 million of eligible costs as a regulatory asset for inclusion in future AEP Texas’ UTM applications. AEP Texas has also deferred approximately $34 million related to its system resiliency plan for inclusion in future UTM applications. Investments included in the UTM and the existing capital tracker filings remain subject to prudency review in the utility’s next base rate case proceeding before the PUCT. If any of these deferred costs or investments are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

In February 2024, the Companies filed briefs with the WVSC to initiate an appeal of the January 2024 order. Following arguments that were held in September 2024, the WVSC issued a November 2024 opinion affirming in part and reversing in part the WVPSC’s January 2024 ENEC order. The WVSC remanded the ENEC case to the WVPSC to afford the Companies an opportunity to examine, analyze, rebut and refute the calculation of the $232 million disallowance.

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

2026 ENEC Update Filing

In April 2026, the Companies submitted their annual ENEC update filing with the WVPSC for the annual review period ended February 28, 2026, proposing a $21 million annual increase in ENEC rates when compared to existing ENEC rates. The Companies proposed that this increase in ENEC rates become effective September 1, 2026 with the increase in ENEC rates based on the Companies’ projected costs for period September 2026 through August 2027. The Companies’ ENEC update filing also included a projected August 31, 2026 ENEC under-recovery balance of $597 million ($285 million related to APCo). This projected ENEC under-recovery balance included recovery of final true-ups of the Companies’ West Virginia Modified Rate Base Cost (MRBC), Vegetation Management and Broadband surcharges as well as continued deferral of the Companies’ West Virginia base rate increase that was ordered by the WVPSC in August 2025 and February 2026. See the “West Virginia Modified Rate Base Cost (MRBC) Surcharge Update Filing” section below for further details. The Companies proposed that this projected August 31, 2026 ENEC under-recovery balance of $597 million be included in the final combined balance approved by the WVPSC for securitization in late 2026.

In May 2026, the Companies submitted supplemental testimony that adjusted the original requested annual increase in ENEC rates from a $21 million annual increase to a $9 million annual decrease. This modification was the result of a revised forecast of ENEC costs for the period September 2026 through August 2027.

In June 2026, the Companies, WVPSC staff and intervening parties filed a settlement with the WVPSC which recommended a projected August 31, 2026 ENEC under-recovery balance of $594 million ($275 million related to APCo) to be eligible for securitization. The settlement further recommended that the ENEC annual review period ending February 28, 2026 remain open until the Companies’ next ENEC proceeding.

In July 2026, the WVPSC issued an order on the June 2026 settlement, approving a $593 million projected August 31, 2026 ENEC under-recovery balance ($274 million related to APCo) that will be included in the Companies’ overall balance to be securitized. This WVPSC-approved projected ENEC under-recovery balance included the Companies’ proposed final true-ups of MRBC, Vegetation Management and Broadband surcharges as well as ongoing regulatory deferral until securitization of the West Virginia base rate increase that was originally approved in August 2025. The WVPSC’s order also approved an updated $2.7 billion overall balance to be securitized ($1.7 billion related to APCo) as further described in the “2025 West Virginia Securitization Filing” section below. It is currently estimated that this securitization will take place in the fourth quarter of 2026.

In August 2026, the WVPSC issued an order approving a $9 million annual decrease in ENEC rates effective September 1, 2026.

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

The WVPSC’s August 2025 order on the Companies’ 2024 West Virginia Base Rate Case filing approved the termination of the MRBC and the transition of MRBC rates into base rates. The WVPSC did not rule on MRBC refunds proposed by WVPSC staff and an intervening party related to NOLCs and other issues.

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

A group of APCo customers submitted an appeal to the WVSC alleging that the WVPSC erred in its April 2026 order approving a final MRBC true-up without sufficient record support. In September 2026, APCo and the WVPSC filed motions for the WVSC to dismiss this APCo customer appeal.

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

A group of APCo customers submitted an appeal to the WVSC alleging that the WVPSC erred in its April 2026 order approving the Inflation-Based Rate Adjustment without adequate findings, evidentiary support or reasoned explanation demonstrating the approval of reasonable rates under WVPSC statutes. In September 2026, APCo and the WVPSC filed motions for the WVSC to dismiss the APCo customer appeal.

An intervening party submitted an appeal to the WVSC regarding the Inflation-Based Rate Adjustment alleging that the WVPSC: (a) failed to carry its burden of proving that the Companies’ existing rates were unreasonable and needed to be changed, (b) failed to adequately support its order with evidence of record and (c) violated the due process rights of the intervening party and the customers that it represents. A statement of reasons is due from the WVPSC and a brief is due from APCo in November 2026 while reply briefs are due in December 2026. Oral arguments will be held in the first half of 2027.

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

In July 2026, the WVPSC issued an order on the June 2026 settlement agreement in the Companies’ 2026 ENEC update filing, approving a modified $593 million projected August 31, 2026 ENEC under-recovery balance ($274 million related to APCo) and an overall securitization balance of $2.7 billion ($1.7 billion related to APCo) as reflected in the table below:

Eligible Costs Approved by the WVPSC for Securitization	APCo	WPCo	Total
	(in millions)
Undepreciated Utility Plant Balances of Amos, Mitchell and Mountaineer (as of December 31, 2022)	$1,145	$559	$1,704
ENEC Under-Recovery Regulatory Assets	274	319	593
Forecasted Undepreciated CCR and ELG Investments of Amos, Mitchell and Mountaineer (as of November 30, 2024)	88	149	237
Deferred Storm Other Operation and Maintenance Expense Regulatory Assets	155	3	158
Upfront Financing Costs (a)	10	6	16
Total	$1,672	$1,036	$2,708

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

2026 Virginia Base Rate Case

In May 2026, APCo filed a request with the Virginia SCC for a net $105 million annual decrease in distribution and generation base rates. Approximately $166 million of the proposed decrease to base rates is currently credited to customers through the BRR Rider associated with the securitization of certain Virginia jurisdictional Amos and Mountaineer Plant balances as described in the “2025 Virginia Securitization Filing” section above, resulting in an estimated net $61 million increase to base rates. The BRR Rider will expire upon the implementation of new base rates. The proposed $61 million annual increase in base rates is based on a 10.5% ROE and an actual capital structure of 50.3% debt and 49.7% common equity. The $61 million requested base rate increase is primarily due to general inflation, increased investment in distribution and generation, increased capital costs and the costs of required programs to support electric vehicles and low-income solar.

In August 2026, intervenors submitted testimony recommending a $1 million annual increase in base rates based on a recommended 9.325% ROE. Included in this proposed revenue requirement is a proposed denial of recovery of a $9 million regulatory asset related to APCo’s targeted circuits program that was previously approved for deferral by the Virginia SCC. Intervenor testimony also proposed the disallowance of alleged above-market purchased power expense from OVEC.

In September 2026, Virginia SCC staff issued testimony recommending a $6 million annual decrease in base rates based on a recommended 9.65% ROE, the removal of $37 million of vegetation management costs from base rates for recovery through a separate surcharge and modifications to APCo’s forecasted capital expenditures, retirements and accumulated depreciation for 2026 and 2027. For purposes of Virginia retail ratemaking, Virginia SCC staff testimony recommended continued capitalization of certain vegetation management costs impacted by the recent FERC Audit of SWEPCo.

In September 2026, APCo filed rebuttal testimony supporting a revised annual increase in base rates of $16 million. The change in APCo’s proposal is based primarily on the recommended removal of $37 million of vegetation management costs to be recovered through a separate rider and $12 million of ARO costs that are also recommended to be recovered through a separate rider.

In October 2026, APCo, Virginia SCC staff and intervening parties entered into a settlement agreement that includes an estimated first year $4 million reduction to base revenues and a net $0 second year change in base revenues based on a 9.80% ROE and a capital structure of 50.2% debt and 49.8% common equity. The settlement agreement also includes: (a) an agreement for APCo to prospectively recover vegetation management capital and operation and maintenance costs through a separate rate adjustment clause, (b) an agreement for APCo to prospectively recover generation-related ARO costs through a separate rate adjustment clause, (c) approval for APCo to recover $8 million of deferred costs related to APCo’s targeted circuits program and (d) authority for APCo to defer PJM ancillary services costs using an $11 million band above or below the level approved for recovery in base rates. For purposes of Virginia retail ratemaking, the settlement agreement also provides for continued capitalization of certain vegetation management costs impacted by the recent FERC Audit of SWEPCo. See the “FERC Audit” section below for additional information. A hearing was held in October 2026.

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

In July 2026, ETT filed a motion on behalf of the parties to the proceeding to implement interim rates based on a settlement in principle. The motion for interim rates was approved by an ALJ and became effective August 1, 2026. In August 2026, a unanimous and unopposed settlement was filed with the PUCT. The settlement terms included a base rate increase of approximately $8 million, based on a 9.6% ROE and a capital structure of 59% debt and 41% equity. The settlement also included a determination that ETT’s invested capital and rate base are prudent and properly included in rates. In October 2026, the ALJ filed a proposed order recommending approval of the settlement. If any of the costs in the case are not recoverable, it could reduce future net income and cash flows and impact financial condition.

I&M Rate Matters (Applies to AEP and I&M)

2024 Michigan Power Supply Cost Recovery (PSCR) Reconciliation

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

Indiana Earnings Test

I&M is required by Indiana law to submit an earnings test evaluation for the most recent one-year and five-year periods as part of I&M’s semi-annual Indiana FAC filings. These earnings test evaluations require I&M to include a credit in the FAC factor computation for periods in which I&M earned above its authorized return for the one-year periods ending May and November. The credit is determined as 50% of the one-year earnings above the authorized level. If future IURC orders require that I&M provide credits in the FAC factor computation in excess of established earnings test requirements, it could reduce future net income and cash flows and impact financial condition.

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

In August 2026, I&M submitted its earnings test evaluation for the period ended May 2026 with a proposed over-earnings credit to customers through the FAC of $66 million. In September 2026, an intervening party submitted testimony agreeing with I&M’s proposed over-earnings credit of $66 million for the period ending May 2026. Beginning March 2026 and as approved by the IURC, I&M reflects costs associated with the Oregon Clean Energy Center and other plants approved by the IURC for acquisition under I&M’s Expedited Generation Resource (EGR) Plan either as eligible costs for recovery through existing I&M Indiana riders or in I&M’s ongoing Indiana earnings test evaluation. See the "Oregon Clean Energy Center" and the "Big Sandy Peaker Plant" sections of Note 6. I&M Indiana jurisdictional over-earnings up to the amount of revenue from large load customers are now accumulated in a separate regulatory liability for refund to customers over a time period to be determined in a future proceeding at the IURC. As of September 30, 2026, the balance of this regulatory liability was $97 million. Any over-earnings that exceed the amount of revenue from large load customers will continue to be credited to customers through the FAC. See the “2026 Indiana Base Rate Case” section below for discussion of I&M’s proposed Reduce-and-Freeze mechanism (RAF). The IURC is expected to issue an order in the fourth quarter of 2026.

2026 Indiana Base Rate Case

On February 26, 2026, House Enrolled Act 1002 (HEA 1002) was signed into law in Indiana. This law requires Indiana’s investor-owned electricity suppliers to petition the IURC for approval of a multi-year rate plan (MYRP). When establishing an electricity supplier’s authorized return for its MYRP, Indiana law requires the IURC to consider any changes in risk to the electricity supplier and its customers that may result from implementing the MYRP. HEA 1002 also states that performance metrics and performance incentive mechanisms (PIM) will be applicable to each year of the electricity supplier’s MYRP with regards to affordability and service restoration.

In July 2026, the IURC launched two investigations applicable to all Indiana electric suppliers. One investigation considers the risks to the electricity suppliers and customers in Indiana as a result of the electricity supplier implementing an MYRP with respect to an electric suppliers’ authorized return. The second investigation considers the development of guidelines for electric suppliers and stakeholders to utilize in evaluating the future use of trackers under a MYRP framework. In October 2026, the IURC finalized the list of issues for its investigations into ROE and tracker mechanisms with stakeholder testimony due in December 2026 and hearings scheduled for February 2027.

In August 2026, in accordance with a settlement agreement previously approved by the IURC and consistent with HEA 1002, I&M submitted a base rate filing with the IURC based on a MYRP for the forecasted years 2027 through 2029. The proposed MYRP includes a RAF rate mechanism with an overall $42 million decrease in I&M Indiana base and rider rates based on a 10.1% ROE and a capital structure of 48.8% debt and 51.2% equity. I&M’s MYRP proposes to freeze base rates and most rider rates, with limited exceptions primarily related to large load customers. The RAF will repurpose I&M’s existing Indiana Earnings Test. Under the RAF, I&M will continue to measure its actual earnings compared to its authorized earnings and record a regulatory liability for I&M Indiana jurisdictional earnings that exceed I&M’s authorized net operating income (NOI) and ROE thresholds. During the MYRP, I&M requested accounting authority to recover its increasing cost of service and earn up to its IURC-authorized Indiana jurisdictional NOI and ROE by amortizing existing regulatory liabilities or establishing a regulatory asset for recovery in a future MYRP proceeding.

I&M’s MYRP and authorized ROE will be subject to specific performance metrics and PIMs ordered by the IURC.

I&M’s Indiana base rate update filing also describes I&M’s intent to submit a Subsequent License Renewal Application (SLRA) filing with the Nuclear Regulatory Commission (NRC) in the first quarter of 2027 that will request an extension of the current licenses of Cook Plant Units 1 and 2 from 2034 and 2037 as currently authorized, to 2054 and 2057, respectively. I&M is requesting recovery of related costs expected to be incurred during the MYRP and proposed depreciation rates reflect this anticipated license extension.

For I&M’s MYRP base rate case, intervenor testimony is due in December 2026 and a hearing is scheduled for February 2027 . It is currently estimated that a final order from the IURC will be issued in June 2027 with changes to rates effective in July 2027. If any costs in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

In June 2025, KPCo filed a request with the KPSC for a CPCN to make investments necessary to reflect: (a) a 50% share of the Mitchell Plant ELG Project and (b) a 50% share of non-ELG capital investments. KPSC approval of these investments would allow KPCo to continue taking a 50% share of energy and capacity from the Mitchell Plant to serve KPCo customers beyond December 31, 2028. KPCo proposed to recover the estimated $78 million investment in the ELG Project through KPCo’s existing Environmental Surcharge and requested recovery of an estimated $60 million of Mitchell Plant non-ELG capital investments through its 2025 Kentucky Base Rate Case filing. See the “2025 Kentucky Base Rate Case” section below for additional information.

In November 2025, KPCo and an intervening party submitted a settlement agreement that recommended the approval of KPCo’s proposed Mitchell Plant CPCN and use of KPCo’s Environmental Surcharge to recover Mitchell Plant ELG project costs through 2040. The settlement agreement further recommended granting KPCo authority to defer the depreciation expense and carrying costs associated with Mitchell Plant non-ELG capital investments to a regulatory asset until it can be reflected in rates. The recovery mechanism for Mitchell Plant non-ELG capital investments will be addressed in KPCo’s 2025 Kentucky Base Rate Case filing. See the “2025 Kentucky Base Rate Case” section below for additional information.

In December 2025, the KPSC issued an order approving the settlement agreement, the Mitchell Plant CPCN and recovery of ELG capital investments through the Environmental Surcharge. The KPSC’s order imposes annual reporting requirements to review capital investment costs at the Mitchell Plant.

To operate in accordance with KPSC and WVPSC directives related to Mitchell Plant ELG investments, KPCo and WPCo expect to utilize existing authority under the Mitchell Plant Operating Agreement to revise billing procedures resulting in equal allocation of costs. In February 2026, WPCo requested that the WVPSC grant any additional authorizations necessary to enable WPCo to reflect the holdings and impact of the December 2025 KPSC order or make a determination that no such authorizations are required. In September 2026, the WVPSC entered an order conditionally granting WPCo’s request, allowing the revised billing procedures and cost equalization to proceed, but deferred final determination of the appropriate amounts to be equalized until APCo’s and WPCo’s next base rate case. As of September 30, 2026, the net book value of KPCo’s share of the Mitchell Plant, before cost of removal and including CWIP and inventory, and prior to the effect of revised billing procedures expected under the Mitchell Plant Operating Agreement to comply with the KPSC’s December 2025 order, was $514 million.

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

The proposed annual rate increase also included a $20 million annual revenue requirement related to KPCo’s investment in the Mitchell Plant. See the “Mitchell Plant Filing for Certificate of Public Convenience and Necessity” section above for additional information. As part of this filing, KPCo requested a new generation rider to recover the remaining net book value of KPCo’s non-environmental investment in the Mitchell Plant that KPCo historically recovered through base rates. If the generation rider is approved, the $20 million would be removed from the requested revenue requirement increase and would be collected through the rider. Additionally, KPCo is pursuing securitization legislation that would allow KPCo to securitize the remaining net book value of the Mitchell Plant. If the securitization of the remaining Mitchell Plant net book value is successful, collection of costs through the generation rider would cease.

In January 2026, KPCo and certain intervening parties submitted a settlement agreement with the KPSC proposing a $77 million annual increase in Kentucky retail rates, including: (a) a $59 million annual increase in KPCo base rates based on a 9.8% authorized ROE and a capital structure of 53.9% debt and 46.1% common equity and (b) a new generation rider with a first year revenue requirement of $18 million based on a 9.7% authorized ROE to recover non-environmental plant investments at Mitchell Plant and all incremental capital investments after May 31, 2025 at both Mitchell Plant and Big Sandy Plant. Capital and other operation and maintenance expenses related to any new generating assets also will be eligible for inclusion in the Generation Rider, subject to KPSC approval. The settlement revenue requirement will be reduced by $25 million in the first year and $15 million in the second year through a new rider that returns certain unprotected deferred tax expenses in customer rates on a temporary basis, and then beginning in the third year, collects the deferred tax expense amounts from customers over the estimated time period that taxes are due to the IRS. The settlement agreement also proposes: (a) approval to defer all storm other operation and maintenance expenses above or below the level included in base rates and (b) approval to defer vegetation management costs above or below the level included in base rates, capped at a total of $45 million in 2026 and $52 million in 2027. Consistent with the KPSC order in KPCo’s 2023 Kentucky Base Rate Case filing, the settlement agreement also provides that KPCo’s proposal to include a stand-alone NOLC deferred tax asset in rate base will be addressed in a future proceeding upon KPCo’s receipt of a PLR or other guidance from the IRS. A hearing was held in January 2026.

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

In October 2026, as part of OVEC cost recovery audits pending before the PUCO, intervenors filed positions claiming that costs incurred by OPCo during the 2024–2025 audit period were imprudent and should be disallowed. Management disagrees with these assertions and is unable to predict the impact of these disputes. If any costs are disallowed or refunds are ordered, it could reduce future net income and cash flows and impact financial condition.

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

March and August 2026 Storm Costs

In March 2026, OPCo’s service territory was impacted by strong winds from an isolated storm resulting in power outages and damage to the transmission and distribution infrastructure. In August 2026, OPCo’s service territory was impacted by severe winds from another storm resulting in power outages and damage to the transmission and distribution infrastructure. As of September 30, 2026, OPCo had incurred approximately $27 million and $30 million in incremental operation and maintenance costs related to service restoration efforts for March 2026 and August 2026 storms, respectively. These incremental storm restoration costs have been deferred as a regulatory asset and OPCo expects to seek future recovery of those costs through its approved storm cost recovery mechanism.

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

In June 2026, PSO, OCC staff and certain intervening parties filed a non-unanimous partial joint stipulation and settlement agreement for a $73 million revenue increase based upon a 9.375% ROE utilizing PSO’s filed actual capital structure of 50.1% debt and 49.9% common equity that included: (a) a requirement for PSO to provide a credit over a two-year period for deferred tax liabilities related to tax repairs which will then be recovered over the life of the underlying plant after the credit period, (b) PSO to expand its SPP Transmission Cost Rider as requested, (c) no change in the treatment of PSO’s NOLC, and (d) PSO to recover vegetation management costs consistent with the amount in PSO’s filed request and defer $13 million of eligible vegetation management costs in the first year of implemented rates, and $4 million each year thereafter. All issues related to PSO's proposed large load tariffs would be an open issue at hearing. Certain intervening parties did not sign the settlement agreement and contested certain of its provisions. Interim rates were implemented, subject to refund, on July 1, 2026 reflecting the terms of this settlement. A hearing was held and an order is expected in the fourth quarter of 2026. If any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

In March 2026, various intervenors filed testimony supporting a reduction to SWEPCo's net request ranging from $36 million to $64 million based on a recommended ROE ranging from 9.25% to 9.44%. In March 2026, PUCT staff filed testimony supporting a reduction to SWEPCo's net request of $26 million based on an ROE of 9.6%. The primary differences between SWEPCo’s requested annual increase in base rates and staff and intervenors’ recommendations include: (a) recovery of the Pirkey Plant, (b) modifications to SWEPCo’s previously approved treatment of a stand-alone NOLC deferred tax asset in rate base and (c) a reduction in the proposed ROE.

In April 2026, a unanimous settlement in principle was reached and SWEPCo filed a motion to abate the hearing. In September 2026, a unanimous stipulation and settlement agreement was filed with the PUCT. The agreement provides: (a) a 9.53% ROE and a capital structure of 48.02% debt and 51.98% common equity resulting in a $48 million annual increase, (b) partial recovery of the remaining net book value of the Pirkey Plant over 19 years with no return on the unamortized balance and (c) $11 million annually to recover deferred storm costs and fund the utility’s self-insurance reserve. A PUCT order on the settlement is expected in the fourth quarter of 2026, with rates implemented retroactively back to March 2026. If the PUCT does not accept the settlement and any costs included in this filing are not approved for recovery, it could reduce future net income and cash flows and impact financial condition.

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

SPP OATT Upgrade Costs

Under the SPP OATT, costs of sponsor-funded transmission upgrades may be recovered, in part, from SPP customers whose transmission service is dependent upon capacity enabled by the upgrades. In 2016, SPP billed transmission service customers, including PSO and SWEPCo, for upgrade costs incurred since 2008. SPP then credited the qualifying transmission owners, including SWEPCo, for the use of these upgrades. In July 2026, as a result of a FERC order, the amounts billed relating to the period 2008 to 2015 were required to be refunded. In the third quarter of 2026, PSO recognized a net favorable impact of approximately $12 million while SWEPCo had no net impact related to this matter. SPP is currently analyzing impacts related to costs of sponsor-funded transmission upgrades for the period subsequent to 2015. Based on the information currently available, management does not believe a loss is probable and cannot determine a range of potential losses, if any, that is reasonably possible of occurring.

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

In May 2026, the Maryland Public Service Commission approved an extension of the construction commencement deadline to June 2027. In May 2026, Transource Energy filed its siting application for a CPCN to provide utility service in Franklin County, Pennsylvania, a petition for exemption from certain local zoning regulations and a motion to consolidate the three filings.

In September 2021, PJM notified Transource Energy that the IEC was suspended to allow for the regulatory and related appeals process to proceed in an orderly manner without breaching milestone dates in the project agreement. At that time, PJM stated that the IEC had not been canceled and remained necessary to alleviate congestion. In July 2025, PJM removed the IEC from suspended status and indicated the project going forward will be included in PJM’s models with a modified scope. PJM continues to evaluate reliability and market efficiency in the area. As of September 30, 2026, AEP’s share of IEC capital expenditures was approximately $73 million, located in Total Property, Plant and Equipment - Net on AEP’s balance sheets related to the continuing portion of the IEC project. In addition, AEP’s share of IEC capital expenditures located in Regulatory Assets on AEP’s balance sheets as of September 30, 2026 was approximately $20 million related to the portion of the project that is excluded from the modified scope and not continuing. Transource Energy intends to seek recovery of the regulatory asset through the abandonment incentive previously granted by the FERC for this project which allows for the recovery of prudently incurred costs if the project is canceled for reasons outside the control of Transource Energy. The modified IEC project is pending regulatory approvals in Pennsylvania as mentioned above. If any of the IEC costs are not recoverable, it could reduce future net income and cash flows and impact financial condition.

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

In June 2025, the FERC issued two orders, partially reversing its January 2024 decisions on the basis of IRS PLRs accepted into the record, and concluding that the accelerated depreciation-related NOLC adjustments should be included in rate base and should also be included in the computation of Excess ADIT regulatory liabilities to be refunded to customers. Requests for rehearing were filed by intervenors in July 2025 and were rejected by the FERC on the merits in November 2025. Intervenors have filed petitions for review of the FERC’s orders in this matter with the United States Court of Appeals for the District of Columbia Circuit. The appeals have been consolidated, and briefs were filed by the various parties in the third quarter of 2026. In October 2026, the court issued an order scheduling oral arguments for the fourth quarter of 2026.

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

FERC 2025 PJM Transmission Formula Rate Challenge (Applies to AEP, AEPTCo, APCo, I&M and OPCo)

In March 2026, an intervenor filed a formal challenge and complaint regarding the NOLC adjustments in the 2025 annual update covering the transmission formula rates for 2024 in PJM. In July 2026, the FERC rejected and denied the formal challenge and complaint. In August 2026, the intervenor filed a request for rehearing of the FERC’s July 2026 rejection and denial. In September 2026, the FERC issued a notice of denial of the request for rehearing by operation of law, providing the FERC with additional time to consider and decide on the merits of the request.

Transmission Agreement Cost Allocation Complaint (Applies to AEP, APCo, I&M and OPCo)

In March 2025, the KPSC and the Attorney General of Kentucky filed a complaint at the FERC against AEPSC and the AEP East Companies challenging the manner in which costs are allocated for local transmission projects pursuant to the TA. The complaint contends that certain costs allocated to KPCo are unjust, unreasonable and provide no benefit to KPCo customers. The relief requested in the complaint includes requiring a revision to the TA so that the costs for local transmission projects remain exclusively with the retail distribution service territory where the project is located unless a specific project is granted approval to establish a different cost allocation by the state commissions. Various parties have filed comments and motions to intervene. In May 2025, AEP filed a motion to dismiss and answered the complaint. In November 2025, the FERC issued an order denying the KPSC and Attorney General of Kentucky complaint. In December 2025, the KPSC and Attorney General of Kentucky requested a rehearing of the November order denying the complaint. In January 2026, the FERC issued a notice of denial of the request for rehearing by operation of law, providing the FERC with additional time to consider and decide on the merits of the request. In March 2026, the FERC denied the request for rehearing on the merits of the request, continuing to find that the KPSC and Attorney General of Kentucky had not met their burden of proof. The KPSC and Attorney General of Kentucky filed a petition for review of the FERC’s orders in this matter with the United States Court of Appeals for the Sixth Circuit and in June 2026, filed their brief. The parties completed briefing in the appeal in the third quarter of 2026. If the FERC orders a change in the way costs are allocated pursuant to the TA, it could impact future net income, cash flows and financial condition.

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

SWEPCo continues to hold discussions with FERC audit staff to finalize the resolution of all findings noted in the final audit report. If any refund liabilities are imposed by the FERC or any disallowances occur, it would reduce future net income and cash flows and impact financial condition for SWEPCo.

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

During the third quarter of 2026, management concluded that I&M’s $782 million agreement to purchase gas- and steam-powered turbines met the definition of an unconditional purchase obligation in accordance with the accounting guidance for “Commitments.” Remaining spend on the contract is as follows: $31 million through 2026, $497 million in 2027, $145 million in 2028 and $31 million in 2030.

During the third quarter of 2026, management concluded that PSO’s $349 million agreement to purchase gas- and steam-powered turbines met the definition of an unconditional purchase obligation in accordance with the accounting guidance for “Commitments.” Remaining spend on the contract is as follows: $54 million through 2026, $129 million in 2027 and $9 million in 2028 and 2029.

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

In April 2026, AEP increased its $5 billion revolving credit facility to $6.5 billion and extended the due date from March 2029 to April 2031. Also, in April 2026, AEP increased its $1 billion revolving credit facility to $1.5 billion and extended the due date from March 2027 to April 2029. AEP may issue up to $1.2 billion as letters of credit under these revolving credit facilities on behalf of subsidiaries. As of September 30, 2026, no letters of credit were issued under either revolving credit facility.

An uncommitted facility gives the issuer of the facility the right to accept or decline each request made under the facility.  AEP issues letters of credit on behalf of subsidiaries under seven uncommitted facilities totaling $850 million. The Registrants’ maximum future payments for letters of credit issued under the uncommitted facilities as of September 30, 2026 were as follows:

Company	Amount	Maturity
	(in millions)
AEP	$525	October 2026 to September 2027
During the second quarter of 2026, AEP issued an additional $131 million of letters of credit under existing uncommitted facilities with maturity dates ranging from April 2027 to June 2027.

Indemnifications and Other Guarantees

Contracts

The Registrants enter into certain types of contracts which require indemnifications.  Typically these contracts include, but are not limited to, sale agreements, lease agreements, purchase agreements and financing agreements.  Generally, these agreements may include, but are not limited to, indemnifications around certain tax, contractual and environmental matters.  With respect to sale agreements, exposure generally does not exceed the sale price.  As of September 30, 2026, there were no material liabilities recorded for any indemnifications.

AEPSC conducts power purchase-and-sale activity on behalf of APCo, I&M, KPCo and WPCo, who are jointly and severally liable for activity conducted on their behalf.  AEPSC also conducts power purchase-and-sale activity on behalf of PSO and SWEPCo, who are jointly and severally liable for activity conducted on their behalf.

Master Lease Agreements (Applies to all Registrants except AEPTCo)

The Registrants lease certain equipment under master lease agreements.  Under the lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference between the actual fair value and the residual value guarantee.  Historically, at the end of the lease term the fair value has been in excess of the amount guaranteed.  As of September 30, 2026, the maximum potential loss by the Registrants for these lease agreements assuming the fair value of the equipment is zero at the end of the lease term was as follows:

Company	Maximum Potential Loss
(in millions)
AEP	$34
AEP Texas	7
APCo	5
I&M	3
OPCo	6
PSO	3
SWEPCo	4

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

During the second quarter of 2026, SWEPCo reached agreements with certain existing wholesale customers resulting in credits to these wholesale customers. During the third quarter of 2026, an agreement was reached with the remaining wholesale customer resulting in an additional $22 million credit being recorded within revenues on the statement of income for the three months ended September 30, 2026, resulting in a total year to date accrual of $45 million. All amounts have been paid in 2026.

6. ACQUISITIONS, DISPOSITIONS AND IMPAIRMENTS

The disclosures in this note apply to AEP unless indicated otherwise.

ACQUISITIONS

Lazbuddie Wind Energy (Applies to AEP and PSO)

In August 2026, PSO completed the acquisition of 100% of the equity interests in Lazbuddie Wind Energy, LLC, the owner of Lazbuddie Wind, a wind generation facility located in Parmer and Castro Counties, Texas. This facility, placed in service in August 2026, serves both retail and wholesale customers in Oklahoma. Oklahoma’s jurisdictional share of the Lazbuddie Wind revenue requirement, net of PTC benefit, is recoverable through existing riders until the amounts are reflected in base rates. The acquisition of Lazbuddie Wind resulted in the recognition of operating leases for easement and access rights to the land on which the facilities are located, as well as the associated ARO.

In accordance with the guidance for “Business Combinations,” management determined the acquisition of Lazbuddie Wind Energy, LLC, represented an asset acquisition. An asset acquisition is accounted for using a cost accumulation model with the cost of the acquisition allocated to the acquired assets and assumed liabilities based on their relative fair value. The table below summarizes the impact at acquisition on PSO’s balance sheets:

Plant Name	State	Fuel Type	Net Maximum Capacity	Property, Plant and Equipment, Net	Operating Lease Assets	Asset Retirement Obligations

			(MWs)	(in millions)
Lazbuddie	TX	Wind	265	$637	$20	$8

Big Sandy Peaker Plant (Applies to AEP and I&M)

In August 2026, I&M completed the acquisition of 100% of the equity interests in Big Sandy Peaker Plant, LLC, the owner of the Big Sandy Peaker Plant, a natural gas-fired, simple-cycle electric generation facility located in Kenova, West Virginia. The Big Sandy Peaker Plant began commercial operations in 2001. I&M acquired the Big Sandy Peaker Plant to provide capacity and energy to both I&M Indiana and FERC jurisdictional customers. As approved by the IURC in September 2026 and prior to incorporation into the development of Indiana base rates, I&M reflects costs associated with the Big Sandy Peaker Plant either as eligible costs for recovery through existing I&M Indiana riders or in I&M’s ongoing Indiana earnings test evaluation.

In accordance with the guidance for “Business Combinations,” management determined the acquisition of the Big Sandy Peaker Plant, LLC, represented an asset acquisition. An asset acquisition is accounted for using a cost accumulation model with the cost of the acquisition allocated to the acquired assets and assumed liabilities based on their relative fair value. The table below summarizes the impact at acquisition on I&M’s balance sheets:

Plant Name	State	Fuel Type	Net Maximum Capacity	Property, Plant and Equipment, Net	Materials and Supplies	Accounts Receivable	Accounts Payable

			(MWs)	(in millions)
Big Sandy Peaker	WV	Natural Gas	318	$300	$3	$11	$4

Wolf Hills Energy Facility (Applies to AEP and AGR)

In August 2026, AGR completed the acquisition of 100% of the equity interests in Wolf Hills Energy, LLC, the owner of the Wolf Hills Energy Facility (Wolf Hills), a natural gas-fired, simple-cycle electric generation facility located in Bristol, Virginia. Wolf Hills, a competitive generation asset operating within the PJM market, began commercial operations in 2001. As AGR is not a regulated electric utility, Wolf Hills is not currently subject to regulatory rate recovery approvals.

In accordance with the guidance for “Business Combinations,” management determined the acquisition of Wolf Hills Energy, LLC, represented an asset acquisition. An asset acquisition is accounted for using a cost accumulation model with the cost of the acquisition allocated to the acquired assets and assumed liabilities based on their relative fair value. The table below summarizes the impact at acquisition on AGR’s balance sheets:

Plant Name	State	Fuel Type	Net Maximum Capacity	Property, Plant and Equipment, Net	Materials and Supplies	Accounts Receivable	Accounts Payable

			(MWs)	(in millions)
Wolf Hills	VA	Natural Gas	263	$85	$2	$7	$3

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

Plant Name	State	Fuel Type	Net Maximum Capacity	Property, Plant and Equipment, Net	Prepayments and Other Current Assets	Materials and Supplies	Accounts Receivable	Accounts Payable

			(MWs)	(in millions)
Oregon Plant	OH	Natural Gas	870	$918	$35	$5	$16	$9

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

Furthermore, in August 2025, PSO completed the acquisition of 100% of the equity interests in Flat Ridge V Wind Energy, LLC, the owner of the Flat Ridge V Wind Energy Facility located in Kingman and Harper Counties, Kansas. This facility, placed in service in August 2025, serves both retail and wholesale customers under similar recovery and regulatory provisions as the Flat Ridge IV and Pixley facilities. The acquisition of Flat Ridge V also resulted in the recognition of operating leases for easement and access rights to the land on which the facilities are located, as well as the associated ARO. In accordance with the guidance for “Business Combinations,” management determined the acquisition of Flat Ridge V represented an asset acquisition.

In 2025, PSO expanded its generation portfolio by acquiring four electric generation facilities for an aggregate purchase price of $1.7 billion. The table below summarizes the impact at acquisition on PSO’s balance sheets:

Plant Name	State	Fuel Type	Net Maximum Capacity	Property, Plant and Equipment, Net	Operating Lease Assets	Asset Retirement Obligations	Other Liabilities

			(MWs)	(in millions)
Green Country	OK	Natural Gas	904	$819	$—	$—	$91	(a)
Pixley	KS	Solar	189	380	9	12	—
Flat Ridge IV	KS	Wind	135	305	7	3	—
Flat Ridge V	KS	Wind	153	338	9	4	—
Total			1,381	$1,842	$25	$19	$91

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

Components of Net Periodic Benefit Cost (Credit)

Pension Plans

Three Months Ended September 30, 2026	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$24	$2	$2	$5	$2	$2	$2
Interest Cost	51	5	6	6	5	3	3
Expected Return on Plan Assets	(63)	(5)	(9)	(10)	(8)	(4)	(4)
Amortization of Net Actuarial Loss	11	—	2	1	1	1	1
Settlements (a)	(1)	(5)	—	—	1	1	—
Net Periodic Benefit Cost (Credit)	$22	$(3)	$1	$2	$1	$3	$2

Three Months Ended September 30, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$24	$3	$2	$4	$2	$2	$2
Interest Cost	53	4	6	6	5	3	3
Expected Return on Plan Assets	(70)	(6)	(9)	(10)	(7)	(4)	(4)
Amortization of Net Actuarial Loss	4	—	1	—	—	—	1
Net Periodic Benefit Cost	$11	$1	$—	$—	$—	$1	$2

Nine Months Ended September 30, 2026	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$75	$7	$7	$10	$7	$5	$7
Interest Cost	154	13	18	18	14	8	9
Expected Return on Plan Assets	(191)	(15)	(25)	(26)	(20)	(11)	(11)
Amortization of Net Actuarial Loss	32	2	4	3	3	2	2
Settlements (a)	(8)	(13)	—	—	(5)	5	—
Net Periodic Benefit Cost (Credit)	$62	$(6)	$4	$5	$(1)	$9	$7

Nine Months Ended September 30, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$72	$7	$6	$9	$7	$5	$6
Interest Cost	159	13	19	19	14	8	9
Expected Return on Plan Assets	(211)	(17)	(28)	(29)	(22)	(12)	(11)
Amortization of Net Actuarial Loss	12	1	2	1	1	1	1
Net Periodic Benefit Cost (Credit)	$32	$4	$(1)	$—	$—	$2	$5

(a)Represents deferrals of regulatory activity.

OPEB

Three Months Ended September 30, 2026	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$1	$—	$—	$—	$—	$—	$—
Interest Cost	8	1	1	1	2	—	1
Expected Return on Plan Assets	(29)	(2)	(4)	(4)	(4)	(2)	(2)
Amortization of Prior Service Credit	(1)	—	—	—	—	—	—
Amortization of Net Actuarial Gain	(1)	—	—	—	—	—	—
Net Periodic Benefit Credit	$(22)	$(1)	$(3)	$(3)	$(2)	$(2)	$(1)

Three Months Ended September 30, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$1	$—	$—	$—	$—	$—	$—
Interest Cost	9	1	1	1	1	1	1
Expected Return on Plan Assets	(29)	(2)	(4)	(3)	(3)	(2)	(2)
Amortization of Prior Service Credit	(1)	—	—	—	—	—	—
Net Periodic Benefit Credit	$(20)	$(1)	$(3)	$(2)	$(2)	$(1)	$(1)

Nine Months Ended September 30, 2026	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$3	$—	$—	$—	$—	$—	$—
Interest Cost	23	2	3	3	2	1	2
Expected Return on Plan Assets	(88)	(7)	(12)	(11)	(9)	(5)	(6)
Amortization of Prior Service Credit	(2)	—	—	—	—	—	—
Amortization of Net Actuarial Gain	(2)	—	—	—	—	—	—
Net Periodic Benefit Credit	$(66)	$(5)	$(9)	$(8)	$(7)	$(4)	$(4)

Nine Months Ended September 30, 2025	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Service Cost	$3	$—	$—	$—	$—	$—	$—
Interest Cost	26	2	4	3	3	1	2
Expected Return on Plan Assets	(85)	(7)	(13)	(10)	(9)	(4)	(6)
Amortization of Prior Service Credit	(2)	—	—	—	—	—	—
Amortization of Net Actuarial Gain	(1)	—	—	—	—	—	—
Net Periodic Benefit Credit	$(59)	$(5)	$(9)	$(7)	$(6)	$(3)	$(4)

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
•Development, construction and operation of transmission facilities through investments in AEP’s transmission-only joint ventures. These investments have PUCT-approved ROEs, FERC-approved ROEs or are engaged in settlement proceedings at the FERC to establish an authorized ROE.

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

The tables below represent AEP’s reportable segment income statement information for the three and nine months ended September 30, 2026 and 2025 and reportable segment balance sheet information as of September 30, 2026 and December 31, 2025. The significant expenses disclosed below align with the segment-level information that is regularly provided to the CODM.

	Three Months Ended September 30, 2026
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$3,923	$1,853	$133	$922	$6,831	$1	$—		$6,832
Other Operating Segments	78	15	482	28	603	37	(640)	(b)	—
Total Revenues	4,001	1,868	615	950	7,434	38	(640)		6,832

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,121	258	—	792	2,171	—	(84)		2,087
Other Operation and Maintenance	1,118	765	65	48	1,996	41	(562)		1,475
Depreciation and Amortization	659	231	136	4	1,030	(5)	—		1,025
Taxes Other Than Income Taxes	146	202	77	1	426	1	6		433
Allowance for Equity Funds Used During Construction	25	29	27	—	81	—	—		81
Interest Expense	280	119	71	2	472	176	(42)		606
Income Tax Expense (Benefit)	20	51	69	26	166	(41)	—		125
Equity Earnings of Unconsolidated Subsidiaries	—	—	24	—	24	1	—		25
Other Segment Items (c)	(15)	(13)	29	(19)	(18)	(24)	42		—
Earnings (Loss) Attributable to AEP Common Shareholders	$697	$284	$219	$96	$1,296	$(109)	$—		$1,187

Gross Property Additions	$2,442	$1,029	$878	$97	$4,446	$170	$(36)		$4,580

	Three Months Ended September 30, 2025
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$3,511	$1,680	$120	$694	$6,005	$6	$—		$6,011
Other Operating Segments	75	10	453	18	556	30	(586)	(b)	—
Total Revenues	3,586	1,690	573	712	6,561	36	(586)		6,011

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1,168	264	—	625	2,057	—	(76)		1,981
Other Operation and Maintenance	998	624	53	35	1,710	8	(515)		1,203
Depreciation and Amortization	547	210	124	3	884	(5)	—		879
Taxes Other Than Income Taxes	142	191	87	1	421	—	5		426
Allowance for Equity Funds Used During Construction	20	17	22	—	59	—	—		59
Interest Expense	219	107	63	1	390	140	(21)		509
Income Tax Expense (Benefit)	(25)	57	61	16	109	30	—		139
Equity Earnings of Unconsolidated Subsidiaries	—	1	20	—	21	—	—		21
Other Segment Items (c)	(21)	(12)	27	(14)	(20)	(19)	21		(18)
Earnings (Loss) Attributable to AEP Common Shareholders	$578	$267	$200	$45	$1,090	$(118)	$—		$972

Gross Property Additions	$1,203	$711	$368	$3	$2,285	$18	$(24)		$2,279

	Nine Months Ended September 30, 2026
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$10,338	$5,015	$389	$2,546	$18,288	$9	$—		$18,297
Other Operating Segments	223	45	1,434	65	1,767	90	(1,857)	(b)	—
Total Revenues	10,561	5,060	1,823	2,611	20,055	99	(1,857)		18,297

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	3,096	716	—	2,234	6,046	—	(238)		5,808
Other Operation and Maintenance	3,190	2,000	175	63	5,428	106	(1,640)		3,894
Asset Impairments and Other Related Charges	31	—	—	—	31	—	—		31
Depreciation and Amortization	1,787	658	397	14	2,856	(14)	—		2,842
Taxes Other Than Income Taxes	433	592	254	2	1,281	1	21		1,303
Allowance for Equity Funds Used During Construction	69	82	75	—	226	—	—		226
Interest Expense	789	341	208	5	1,343	512	(112)		1,743
Income Tax Expense (Benefit)	(92)	128	199	77	312	(91)	—		221
Equity Earnings of Unconsolidated Subsidiaries	1	—	73	—	74	5	—		79
Other Segment Items (c)	(46)	(36)	85	(52)	(49)	(77)	112		(14)
Earnings (Loss) Attributable to AEP Common Shareholders	$1,443	$743	$653	$268	$3,107	$(333)	$—		$2,774

Gross Property Additions	$6,050	$3,094	$1,782	$176	$11,102	$453	$(54)		$11,501

	Nine Months Ended September 30, 2025
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)	Reconciling Adjustments		Consolidated
	(in millions)
Revenues from:
External Customers	$9,531	$4,638	$391	$1,976	$16,536	$25	$—		$16,561
Other Operating Segments	208	28	1,481	49	1,766	85	(1,851)	(b)	—
Total Revenues	9,739	4,666	1,872	2,025	18,302	110	(1,851)		16,561

Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	3,164	730	—	1,701	5,595	—	(220)		5,375
Other Operation and Maintenance	2,863	1,742	136	65	4,806	44	(1,648)		3,202
Depreciation and Amortization	1,594	614	361	12	2,581	(15)	—		2,566
Taxes Other Than Income Taxes	398	555	240	2	1,195	1	17		1,213
Allowance for Equity Funds Used During Construction	52	55	66	—	173	—	—		173
Interest Expense	621	318	179	5	1,123	438	(68)		1,493
Income Tax Expense (Benefit)	(117)	142	(11)	70	84	(71)	—		13
Equity Earnings of Unconsolidated Subsidiaries	1	2	66	—	69	11	—		80
Other Segment Items (c)	(66)	(34)	86	(39)	(53)	(61)	68		(46)
Earnings (Loss) Attributable to AEP Common Shareholders	$1,335	$656	$1,013	$209	$3,213	$(215)	$—		$2,998

Gross Property Additions	$4,356	$2,079	$1,182	$10	$7,627	$54	$(23)		$7,658

	September 30, 2026
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets	$67,958	$32,162	$21,285	$3,130	$124,535	$7,136	(d)	$(5,976)	(e)	$125,695

Investments in Equity Method Investees	$8	$2	$1,112	$—	$1,122	$282		$—		$1,404

	December 31, 2025
	VIU	T&D	AEPTHCo	G&M	Total Reportable Segments	Corporate and Other (a)		Reconciling Adjustments		Consolidated
	(in millions)
Total Assets	$61,778	$29,272	$19,719	$2,003	$112,772	$6,733	(d)	$(5,045)	(e)	$114,460

Investments in Equity Method Investees	$9	$4	$1,068	$—	$1,081	$171		$—		$1,252
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

The tables below present AEPTCo’s reportable segment income statement information for the three and nine months ended September 30, 2026 and 2025 and reportable segment balance sheet information as of September 30, 2026 and December 31, 2025. The significant expenses disclosed below align with the segment-level information that is regularly provided to the CODM.

	Three Months Ended September 30, 2026
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$112	$—		$—		$112
Sales to AEP Affiliates	480	—		—		480
Other Revenues	2	—		—		2
Total Revenues	594	—		—		594

Other Operation and Maintenance	60	—		—		60
Depreciation and Amortization	133	—		—		133
Taxes Other Than Income Taxes	76	—		—		76
Interest Income	—	78		(75)	(a)	3
Allowance for Equity Funds Used During Construction	27	—		—		27
Interest Expense	68	74		(75)	(a)	67
Income Tax Expense	60	2		—		62
Other Segment Items (b)	—	30		—		30
Earnings (Loss) Attributable to AEPTCo Common Shareholders	$224	$(28)	(c)	$—		$196

Gross Property Additions	$875	$—		$—		$875

	Three Months Ended September 30, 2025
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$108	$—		$—		$108
Sales to AEP Affiliates	450	—		—		450
Total Revenues	558	—		—		558

Other Operation and Maintenance	51	—		—		51
Depreciation and Amortization	121	—		—		121
Taxes Other Than Income Taxes	86	—		—		86
Interest Income	1	66		(66)	(a)	1
Allowance for Equity Funds Used During Construction	22	—		—		22
Interest Expense	62	65		(66)	(a)	61
Income Tax Expense	56	1		—		57
Other Segment Items (b)	—	26		—		26
Earnings (Loss) Attributable to AEPTCo Common Shareholders	$205	$(26)	(c)	$—		$179

Gross Property Additions	$358	$—		$—		$358

	Nine Months Ended September 30, 2026
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$329	$—		$—		$329
Sales to AEP Affiliates	1,422	—		—		1,422
Other Revenues	9	—		—		9
Total Revenues	1,760	—		—		1,760

Other Operation and Maintenance	164	—		—		164
Depreciation and Amortization	389	—		—		389
Taxes Other Than Income Taxes	250	—		—		250
Interest Income	1	224		(218)	(a)	7
Allowance for Equity Funds Used During Construction	75	—		—		75
Interest Expense	196	218		(218)	(a)	196
Income Tax Expense	182	2		—		184
Other Segment Items (b)	—	88		—		88
Earnings (Loss) Attributable to AEPTCo Common Shareholders	$655	$(84)	(c)	$—		$571

Gross Property Additions	$1,740	$—		$—		$1,740

	Nine Months Ended September 30, 2025
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Revenues from:
External Customers	$357	$—		$—		$357
Sales to AEP Affiliates	1,470	—		—		1,470
Total Revenues	1,827	—		—		1,827

Other Operation and Maintenance	127	—		—		127
Depreciation and Amortization	354	—		—		354
Taxes Other Than Income Taxes	236	—		—		236
Interest Income	2	239		(238)	(a)	3
Allowance for Equity Funds Used During Construction	65	—		—		65
Interest Expense	223	188		(238)	(a)	173
Income Tax Expense (Benefit)	(39)	11		—		(28)
Other Segment Items (b)	—	87		—		87
Earnings (Loss) Attributable to AEPTCo Common Shareholders	$993	$(47)	(c)	$—		$946

Gross Property Additions	$1,145	$—		$—		$1,145

	September 30, 2026
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets	$19,391	$7,111	(d)	$(7,033)	(e)	$19,469

	December 31, 2025
	State Transcos	AEPTCo Parent		Reconciling Adjustments		AEPTCo Consolidated
	(in millions)
Total Assets	$17,983	$6,766	(d)	$(6,750)	(e)	$17,999
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

The following table represents the gross notional volume of the Registrants’ outstanding derivative contracts:

	Notional Volume of Derivative Instruments

	September 30, 2026							December 31, 2025
Primary Risk Exposure	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Commodity:
Power (MWhs)	336	—	34	18	2	6	6	327	—	23	8	2	8	6
Natural Gas (MMBtus)	204	—	43	5	—	72	18	166	—	48	—	—	44	26
Heating Oil and Gasoline (Gallons)	12	2	1	4	2	1	1	8	2	1	2	1	1	1
Interest Rate (USD)	$38	$—	$—	$—	$—	$—	$—	$40	$—	$—	$—	$—	$—	$—
Interest Rate on Long-term Debt (USD)	$500	$—	$—	$—	$—	$—	$—	$500	$—	$—	$—	$—	$—	$—

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

According to the accounting guidance for “Derivatives and Hedging,” the Registrants reflect the fair values of derivative instruments subject to netting agreements with the same counterparty net of related cash collateral. For certain risk management contracts, the Registrants are required to post or receive cash collateral based on third-party contractual agreements and risk profiles. AEP netted cash collateral received from third-parties against short-term and long-term risk management assets in the amounts of $116 million and $83 million as of September 30, 2026 and December 31, 2025, respectively. The amount of cash collateral received from third-parties netted against short-term and long-term risk management assets was not material for the Registrant Subsidiaries as of September 30, 2026. There was no cash collateral received from third-parties netted against short-term and long-term risk management assets for the Registrant Subsidiaries as of December 31, 2025. The amount of cash collateral paid to third-parties netted against short-term and long-term risk management liabilities was not material for the Registrants as of September 30, 2026 and December 31, 2025.

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

	September 30, 2026
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$1,473	$2	$190	$51	$1	$42	$44
Hedging Contracts - Commodity	76	—	—	—	—	—	—
Total Current Risk Management Assets	1,549	2	190	51	1	42	44

Long-term Risk Management Assets
Risk Management Contracts - Commodity	630	—	1	—	—	—	—
Hedging Contracts - Commodity	54	—	—	—	—	—	—
Total Long-term Risk Management Assets	684	—	1	—	—	—	—

Total Assets	$2,233	$2	$191	$51	$1	$42	$44

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$1,091	$—	$19	$33	$3	$29	$10
Hedging Contracts - Commodity	14	—	—	—	—	—	—
Hedging Contracts - Interest Rate	18	—	—	—	—	—	—
Total Current Risk Management Liabilities	1,123	—	19	33	3	29	10

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	549	—	1	—	19	5	2
Hedging Contracts - Commodity	9	—	—	—	—	—	—
Hedging Contracts - Interest Rate	12	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	570	—	1	—	19	5	2

Total Liabilities	$1,693	$—	$20	$33	$22	$34	$12

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$540	$2	$171	$18	$(21)	$8	$32

	December 31, 2025
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Risk Management Contracts - Commodity	$720	$—	$82	$23	$—	$44	$37
Hedging Contracts - Commodity	56	—	—	—	—	—	—
Total Current Risk Management Assets	776	—	82	23	—	44	37

Long-term Risk Management Assets
Risk Management Contracts - Commodity	518	—	2	1	—	—	—
Hedging Contracts - Commodity	63	—	—	—	—	—	—
Total Long-term Risk Management Assets	581	—	2	1	—	—	—

Total Assets	$1,357	$—	$84	$24	$—	$44	$37

Liabilities:
Current Risk Management Liabilities
Risk Management Contracts - Commodity	$500	$—	$5	$13	$5	$29	$11
Hedging Contracts - Commodity	16	—	—	—	—	—	—
Hedging Contracts - Interest Rate	16	—	—	—	—	—	—
Total Current Risk Management Liabilities	532	—	5	13	5	29	11

Long-term Risk Management Liabilities
Risk Management Contracts - Commodity	420	—	1	1	28	1	2
Hedging Contracts - Commodity	5	—	—	—	—	—	—
Hedging Contracts - Interest Rate	13	—	—	—	—	—	—
Total Long-term Risk Management Liabilities	438	—	1	1	28	1	2

Total Liabilities	$970	$—	$6	$14	$33	$30	$13

Total MTM Derivative Contract Net Assets (Liabilities) Recognized	$387	$—	$78	$10	$(33)	$14	$24

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

	September 30, 2026
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$1,549	$2	$190	$51	$1	$42	$44
Gross Amounts Offset	(961)	(2)	(2)	(25)	(1)	(1)	(1)
Net Amounts Presented	588	—	188	26	—	41	43

Long-term Risk Management Assets
Gross Amounts Recognized	684	—	1	—	—	—	—
Gross Amounts Offset	(418)	—	(1)	—	—	—	—
Net Amounts Presented	266	—	—	—	—	—	—

Total Assets	$854	$—	$188	$26	$—	$41	$43

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$1,123	$—	$19	$33	$3	$29	$10
Gross Amounts Offset	(914)	—	(1)	(32)	—	—	—
Net Amounts Presented	209	—	18	1	3	29	10

Long-term Risk Management Liabilities
Gross Amounts Recognized	570	—	1	—	19	5	2
Gross Amounts Offset	(356)	—	(1)	—	—	—	—
Net Amounts Presented	214	—	—	—	19	5	2

Total Liabilities	$423	$—	$18	$1	$22	$34	$12

Total MTM Derivative Contract Net Assets (Liabilities)	$431	$—	$170	$25	$(22)	$7	$31

	December 31, 2025
	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
Assets:	(in millions)
Current Risk Management Assets
Gross Amounts Recognized	$776	$—	$82	$23	$—	$44	$37
Gross Amounts Offset	(424)	—	(1)	(13)	—	(2)	(2)
Net Amounts Presented	352	—	81	10	—	42	35

Long-term Risk Management Assets
Gross Amounts Recognized	581	—	2	1	—	—	—
Gross Amounts Offset	(316)	—	(1)	(1)	—	—	—
Net Amounts Presented	265	—	1	—	—	—	—

Total Assets	$617	$—	$82	$10	$—	$42	$35

Liabilities:
Current Risk Management Liabilities
Gross Amounts Recognized	$532	$—	$5	$13	$5	$29	$11
Gross Amounts Offset	(400)	—	(2)	(13)	—	(2)	(2)
Net Amounts Presented	132	—	3	—	5	27	9

Long-term Risk Management Liabilities
Gross Amounts Recognized	438	—	1	1	28	1	2
Gross Amounts Offset	(260)	—	(1)	(1)	—	—	—
Net Amounts Presented	178	—	—	—	28	1	2

Total Liabilities	$310	$—	$3	$—	$33	$28	$11

Total MTM Derivative Contract Net Assets (Liabilities)	$307	$—	$79	$10	$(33)	$14	$24

The tables below present the Registrants’ amount of gain (loss) recognized on risk management contracts:

Amount of Gain (Loss) Recognized on Risk Management Contracts

	Three Months Ended September 30, 2026
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(10)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	59	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	1	(11)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	7	—	7	—	—	—	—
Other Operation	1	1	—	—	—	—	—
Maintenance	2	—	—	—	—	1	1
Regulatory Assets (a)	13	—	—	—	7	(4)	10
Regulatory Liabilities (a)	155	1	62	13	2	25	34
Total Gain on Risk Management Contracts	$227	$2	$70	$2	$9	$22	$45

	Three Months Ended September 30, 2025
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$6	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	11	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	—	6	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	1	—	1	—	—	—	—
Regulatory Assets (a)	(4)	—	—	1	3	(12)	3
Regulatory Liabilities (a)	59	—	18	7	1	17	12
Total Gain on Risk Management Contracts	$73	$—	$19	$14	$4	$5	$15

	Nine Months Ended September 30, 2026
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(39)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	169	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	2	(41)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	20	—	20	—	—	—	—
Other Operation	3	1	—	—	—	—	—
Maintenance	4	1	1	—	1	1	1
Regulatory Assets (a)	15	—	—	—	12	(3)	6
Regulatory Liabilities (a)	503	2	220	27	5	99	90
Total Gain (Loss) on Risk Management Contracts	$675	$4	$243	$(14)	$18	$97	$97

	Nine Months Ended September 30, 2025
Location of Gain (Loss)	AEP	AEP Texas	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Vertically Integrated Utilities Revenues	$(14)	$—	$—	$—	$—	$—	$—
Generation & Marketing Revenues	71	—	—	—	—	—	—
Electric Generation, Transmission and Distribution Revenues	—	—	—	(15)	—	—	—
Purchased Electricity, Fuel and Other Consumables Used for Electric Generation	5	—	5	—	—	—	—
Regulatory Assets (a)	(9)	—	—	—	3	(14)	1
Regulatory Liabilities (a)	283	—	78	22	1	84	83
Total Gain on Risk Management Contracts	$336	$—	$83	$7	$4	$70	$84

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

The following table shows the impacts recognized on the balance sheets related to the hedged items in fair value hedging relationships:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(in millions)
Long-term Debt (a) (b)	$(479)	$(484)	$21	$15

(a)Amounts included within Long-term Debt on the balance sheet.
(b)Amounts include $(9) million and $(14) million as of September 30, 2026 and December 31, 2025, respectively, for the fair value hedge adjustment of hedged debt obligations for which hedge accounting has been discontinued.

The pretax effects of fair value hedge accounting on income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Gain (Loss) on Interest Rate Contracts:
Fair Value Hedging Instruments (a)	$(3)	$(1)	$—	$23
Fair Value Portion of Long-term Debt (a)	3	1	—	(23)

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

Realized gains and losses on derivative contracts for the purchase and sale of power designated as cash flow hedges are included in Total Revenues or Purchased Electricity, Fuel and Other Consumables Used for Electric Generation on the statements of income or in Regulatory Assets or Regulatory Liabilities on the balance sheets, depending on the specific nature of the risk being hedged. During the three and nine months ended September 30, 2026 and 2025, AEP applied cash flow hedging to outstanding power derivatives and the Registrant Subsidiaries did not.

The Registrants reclassify gains and losses on interest rate derivative hedges related to debt financings from Accumulated Other Comprehensive Income (Loss) on the balance sheets into Interest Expense on the statements of income in those periods in which hedged interest payments occur. During the three and nine months ended September 30, 2026, SWEPCo applied cash flow hedging to outstanding interest rate derivatives and the other Registrant Subsidiaries did not. During the three and nine months ended September 30, 2025, the Registrants did not apply cash flow hedging to outstanding interest rate derivatives.

For details on effective cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets and the reasons for changes in cash flow hedges, see Note 3 - Comprehensive Income.

Cash flow hedges included in Accumulated Other Comprehensive Income (Loss) on the balance sheets were:

	Impact of Cash Flow Hedges on the Registrants’ Balance Sheets

	September 30, 2026				December 31, 2025
			Portion Expected to				Portion Expected to
	AOCI		be Reclassed to		AOCI		be Reclassed to
	Gain (Loss)		Net Income During		Gain (Loss)		Net Income During
	Net of Tax		the Next Twelve Months		Net of Tax		the Next Twelve Months
	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate	Commodity	Interest Rate
	(in millions)
AEP	$85	$4	$49	$1	$78	$(1)	$31	$—
AEP Texas	—	5	—	1	—	6	—	1
APCo	—	4	—	1	—	4	—	1
I&M	—	(4)	—	—	—	(5)	—	—
PSO	—	2	—	—	—	2	—	—
SWEPCo	—	6	—	1	—	1	—	—

As of September 30, 2026, the maximum length of time that AEP is hedging its exposure to variability in future cash flows related to forecasted transactions is approximately 9 years.

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

Credit-Risk-Related Contingent Features

Credit Downgrade Triggers (Applies to AEP)

A limited number of derivative contracts include collateral triggering events, which include a requirement to maintain certain credit ratings.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these collateral triggering events in contracts.  The Registrants have not experienced a downgrade below a specified credit rating threshold that would require the posting of additional collateral.  The total exposure of AEP’s derivative contracts with collateral triggering events in a net liability position was immaterial as of September 30, 2026 and December 31, 2025. The Registrant Subsidiaries had no derivative contracts with collateral triggering events in a net liability position as of September 30, 2026 and December 31, 2025.

Cross-Acceleration Triggers (Applies to AEP)

Certain interest rate derivative contracts contain cross-acceleration provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-acceleration provisions could be triggered if there was a non-performance event by the Registrants under any of their outstanding debt of at least $50 million and the lender on that debt has accelerated the entire repayment obligation. On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-acceleration provisions in contracts. AEP had derivative contracts with cross-acceleration provisions in a net liability position of $30 million and $30 million as of September 30, 2026 and December 31, 2025, respectively. There was no cash collateral posted as of September 30, 2026 and December 31, 2025, respectively. If a cross-acceleration provision would have been triggered, settlement at fair value would have been required. The Registrant Subsidiaries had no derivative contracts with cross-acceleration provisions outstanding as of September 30, 2026 and December 31, 2025.

Cross-Default Triggers (Applies to AEP, APCo, I&M, PSO and SWEPCo)

In addition, a majority of non-exchange traded commodity contracts contain cross-default provisions that, if triggered, would permit the counterparty to declare a default and require settlement of the outstanding payable. These cross-default provisions could be triggered if there was a non-performance event by Parent or the obligor under outstanding debt or a third-party obligation that is $50 million or greater.  On an ongoing basis, AEP’s risk management organization assesses the appropriateness of these cross-default provisions in the contracts. AEP had derivative contracts with cross-default provisions in a net liability position of $207 million and $183 million and no cash collateral posted as of September 30, 2026 and December 31, 2025, respectively, after considering contractual netting arrangements. APCo, I&M, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $15 million, $1 million, $31 million and $10 million, respectively, and no cash collateral posted as of September 30, 2026. APCo, PSO and SWEPCo had derivative contracts with cross-default provisions in a net liability position of $2 million, $27 million and $10 million, respectively, and no cash collateral posted as of December 31, 2025. If a cross-default provision would have been triggered, settlement at fair value would have been required. The other Registrant Subsidiaries had immaterial derivative contracts with cross-default provisions in a net liability position as of September 30, 2026 and December 31, 2025.

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

The book values and fair values of Long-term Debt are summarized in the following table:

	September 30, 2026		December 31, 2025
Company	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
AEP	$52,541	$47,152	$47,322	$44,930
AEP Texas	7,686	6,748	7,016	6,586
AEPTCo	6,837	5,553	6,599	5,812
APCo	7,422	6,928	6,259	6,147
I&M	4,118	3,542	3,561	3,288
OPCo	3,721	3,121	3,718	3,331
PSO	4,462	4,003	3,526	3,349
SWEPCo	5,591	4,906	4,974	4,603

Fair Value Measurements of Other Temporary Investments and Restricted Cash (Applies to AEP)

Other Temporary Investments include marketable securities that management intends to hold for less than one year and investments by AEP’s protected cell of EIS.

The following is a summary of Other Temporary Investments and Restricted Cash:

	September 30, 2026
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$89	$—	$—	$89
Other Cash Deposits	15	—	—	15
Fixed Income Securities – Mutual Funds (b)	198	—	(7)	191
Equity Securities – Mutual Funds	13	33	—	46
Total Other Temporary Investments and Restricted Cash	$315	$33	$(7)	$341

	December 31, 2025
		Gross	Gross
		Unrealized	Unrealized	Fair
Other Temporary Investments and Restricted Cash	Cost	Gains	Losses	Value
	(in millions)
Restricted Cash (a)	$71	$—	$—	$71
Other Cash Deposits	13	—	—	13
Fixed Income Securities – Mutual Funds (b)	167	—	(2)	165
Equity Securities – Mutual Funds	13	29	—	42
Total Other Temporary Investments and Restricted Cash	$264	$29	$(2)	$291

(a)Primarily represents amounts held for the repayment of debt.
(b)Primarily short and intermediate maturities which may be sold and do not contain maturity dates.

The following table provides the activity for fixed income and equity securities within Other Temporary Investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Proceeds from Investment Sales	$1	$—	$8	$17
Purchases of Investments	22	13	37	20
Gross Realized Gains on Investment Sales	—	—	1	4
Gross Realized Losses on Investment Sales	—	—	—	1

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

The following is a summary of nuclear trust fund investments:

	September 30, 2026				December 31, 2025
		Gross	Gross	Other-Than-		Gross	Gross	Other-Than-
	Fair	Unrealized	Unrealized	Temporary	Fair	Unrealized	Unrealized	Temporary
	Value	Gains	Losses	Impairments	Value	Gains	Losses	Impairments
	(in millions)
Cash and Cash Equivalents	$35	$—	$—	$—	$29	$—	$—	$—
Fixed Income Securities:
United States Government	1,440	—	(21)	(30)	1,351	22	(1)	(15)
Corporate Debt	383	—	(33)	(24)	376	6	(7)	(6)
Subtotal Fixed Income Securities	1,823	—	(54)	(54)	1,727	28	(8)	(21)
Equity Securities - Domestic	3,398	2,880	(1)	—	3,160	2,621	(1)	—
Spent Nuclear Fuel and Decommissioning Trusts	$5,256	$2,880	$(55)	$(54)	$4,916	$2,649	$(9)	$(21)

The following table provides the securities activity within the decommissioning and SNF trusts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Proceeds from Investment Sales	$1,226	$1,038	$2,435	$2,332
Purchases of Investments	1,244	1,057	2,493	2,387
Gross Realized Gains on Investment Sales	126	113	134	117
Gross Realized Losses on Investment Sales	23	1	30	4

The base cost of fixed income securities was $1.9 billion and $1.7 billion as of September 30, 2026 and December 31, 2025, respectively.  The base cost of equity securities was $518 million and $540 million as of September 30, 2026 and December 31, 2025, respectively.

The fair value of fixed income securities held in the nuclear trust funds, summarized by contractual maturities, as of September 30, 2026 was as follows:

Fair Value of Fixed
Income Securities
(in millions)
Within 1 year	$462
After 1 year through 5 years	730
After 5 years through 10 years	273
After 10 years	358
Total	$1,823

Fair Value Measurements of Financial Assets and Liabilities

The following tables set forth, by level within the fair value hierarchy, the Registrants’ financial assets and liabilities that were accounted for at fair value on a recurring basis.  As required by the accounting guidance for “Fair Value Measurement,” financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Management’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.  There have not been any significant changes in management’s valuation techniques.

AEP

Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$75	$—	$—	$14	$89
Other Cash Deposits (a)	—	—	—	15	15
Fixed Income Securities – Mutual Funds	191	—	—	—	191
Equity Securities – Mutual Funds (b)	46	—	—	—	46
Total Other Temporary Investments and Restricted Cash	312	—	—	29	341

Risk Management Assets
Risk Management Commodity Contracts (c) (d)	10	1,519	556	(1,345)	740
Cash Flow Hedges:
Commodity Hedges (c)	—	111	19	(16)	114
Total Risk Management Assets	10	1,630	575	(1,361)	854

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	18	—	—	17	35
Fixed Income Securities:
United States Government	—	1,440	—	—	1,440
Corporate Debt	—	383	—	—	383
Subtotal Fixed Income Securities	—	1,823	—	—	1,823
Equity Securities – Domestic (b)	3,398	—	—	—	3,398
Total Spent Nuclear Fuel and Decommissioning Trusts	3,416	1,823	—	17	5,256

Total Assets	$3,738	$3,453	$575	$(1,315)	$6,451

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (d)	$5	$1,415	$202	$(1,236)	$386
Cash Flow Hedges:
Commodity Hedges (c)	—	23	—	(16)	7
Fair Value Hedges	—	30	—	—	30
Total Risk Management Liabilities	$5	$1,468	$202	$(1,252)	$423

Assets and Liabilities Measured at Fair Value on a Recurring Basis
December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Other Temporary Investments and Restricted Cash
Restricted Cash	$48	$—	$—	$23	$71
Other Cash Deposits (a)	—	—	—	13	13
Fixed Income Securities – Mutual Funds	165	—	—	—	165
Equity Securities – Mutual Funds (b)	42	—	—	—	42
Total Other Temporary Investments and Restricted Cash	255	—	—	36	291

Risk Management Assets
Risk Management Commodity Contracts (c) (f)	2	831	393	(713)	513
Cash Flow Hedges:
Commodity Hedges (c)	—	100	18	(14)	104
Total Risk Management Assets	2	931	411	(727)	617

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	14	—	—	15	29
Fixed Income Securities:
United States Government	—	1,351	—	—	1,351
Corporate Debt	—	376	—	—	376
Subtotal Fixed Income Securities	—	1,727	—	—	1,727
Equity Securities – Domestic (b)	3,160	—	—	—	3,160
Total Spent Nuclear Fuel and Decommissioning Trusts	3,174	1,727	—	15	4,916

Total Assets	$3,431	$2,658	$411	$(676)	$5,824

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c) (f)	$4	$752	$151	$(633)	$274
Cash Flow Hedges:
Commodity Hedges (c)	—	19	1	(14)	6
Fair Value Hedges	—	30	—	—	30
Total Risk Management Liabilities	$4	$801	$152	$(647)	$310

AEP Texas
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$9	$—	$—	$—	$9

Risk Management Assets
Risk Management Commodity Contracts (c)	—	2	—	(2)	—

Total Assets	$9	$2	$—	$(2)	$9

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$14	$—	$—	$—	$14

APCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$60	$—	$—	$—	$60

Risk Management Assets
Risk Management Commodity Contracts (c)	—	7	183	(2)	188

Total Assets	$60	$7	$183	$(2)	$248

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$19	$—	$(1)	$18

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$18	$—	$—	$—	$18

Risk Management Assets
Risk Management Commodity Contracts (c)	—	3	81	(2)	82

Total Assets	$18	$3	$81	$(2)	$100

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$6	$—	$(3)	$3

I&M
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$16	$28	$(18)	$26

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	18	—	—	17	35
Fixed Income Securities:
United States Government	—	1,440	—	—	1,440
Corporate Debt	—	383	—	—	383
Subtotal Fixed Income Securities	—	1,823	—	—	1,823
Equity Securities - Domestic (b)	3,398	—	—	—	3,398
Total Spent Nuclear Fuel and Decommissioning Trusts	3,416	1,823	—	17	5,256

Total Assets	$3,416	$1,839	$28	$(1)	$5,282

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$21	$5	$(25)	$1

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$12	$9	$(11)	$10

Spent Nuclear Fuel and Decommissioning Trusts
Cash and Cash Equivalents (e)	14	—	—	15	29
Fixed Income Securities:
United States Government	—	1,351	—	—	1,351
Corporate Debt	—	376	—	—	376
Subtotal Fixed Income Securities	—	1,727	—	—	1,727
Equity Securities - Domestic (b)	3,160	—	—	—	3,160
Total Spent Nuclear Fuel and Decommissioning Trusts	3,174	1,727	—	15	4,916

Total Assets	$3,174	$1,739	$9	$4	$4,926

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$11	$—	$(11)	$—

OPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$1	$—	$(1)	$—

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$—	$22	$—	$22

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Liabilities:	(in millions)

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$—	$33	$—	$33

PSO
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$1	$41	$(1)	$41

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$34	$—	$—	$34

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Risk Management Assets
Risk Management Commodity Contracts (c)	$—	$1	$43	$(2)	$42

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$28	$2	$(2)	$28

SWEPCo
Assets and Liabilities Measured at Fair Value on a Recurring Basis
September 30, 2026

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$6	$—	$—	$—	$6

Risk Management Assets
Risk Management Commodity Contracts (c)	—	1	43	(1)	43

Total Assets	$6	$1	$43	$(1)	$49

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$12	$—	$—	$12

December 31, 2025

	Level 1	Level 2	Level 3	Other	Total
Assets:	(in millions)

Restricted Cash for Securitized Funding	$15	$—	$—	$—	$15

Risk Management Assets
Risk Management Commodity Contracts (c)	—	—	37	(2)	35

Total Assets	$15	$—	$37	$(2)	$50

Liabilities:

Risk Management Liabilities
Risk Management Commodity Contracts (c)	$—	$11	$2	$(2)	$11

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
(d)The September 30, 2026 maturities of the net fair value of risk management contracts prior to cash collateral, assets/(liabilities), were as follows: Level 1 matures $1 million in 2026 and $3 million in periods 2027-2029; Level 2 matures $(5) million in 2026, $107 million in periods 2027-2029 and $2 million in periods 2030-2031; Level 3 matures $119 million in 2026, $251 million in periods 2027-2029, $(2) million in periods 2030-2031 and $(13) million in periods 2032-2035.  Risk management commodity contracts are substantially comprised of power contracts.
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

The following tables set forth a reconciliation of changes in the fair value of net trading derivatives classified as Level 3 in the fair value hierarchy:

Three Months Ended September 30, 2026	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2026	$380	$171	$22	$(28)	$43	$42
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	123	44	6	—	25	33
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(28)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	4	—	—	—	—	—
Settlements	(192)	(69)	(8)	—	(42)	(48)
Transfers into Level 3 (d) (e)	5	—	—	—	—	—
Transfers out of Level 3 (e)	—	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	81	37	3	6	15	16
Balance as of September 30, 2026	$373	$183	$23	$(22)	$41	$43

Three Months Ended September 30, 2025	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of June 30, 2025	$383	$108	$12	$(48)	$97	$69
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	45	15	4	—	14	10
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	13	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	1	—	—	—	—	—
Settlements	(132)	(34)	(7)	1	(45)	(30)
Transfers into Level 3 (d) (e)	7	—	—	—	—	—
Transfers out of Level 3 (e)	(5)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	15	2	2	3	(1)	8
Balance as of September 30, 2025	$327	$91	$11	$(44)	$65	$57

Nine Months Ended September 30, 2026	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2025	$259	$81	$9	$(33)	$41	$35
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	245	162	12	1	47	18
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	(24)	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	14	—	—	—	—	—
Settlements	(463)	(243)	(21)	3	(88)	(52)
Transfers into Level 3 (d) (e)	3	—	—	—	—	—
Transfers out of Level 3 (e)	(2)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	341	183	23	7	41	42
Balance as of September 30, 2026	$373	$183	$23	$(22)	$41	$43

Nine Months Ended September 30, 2025	AEP	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Balance as of December 31, 2024	$166	$35	$6	$(47)	$20	$17
Realized Gain (Loss) Included in Net Income (or Changes in Net Assets) (a) (b)	155	49	13	—	38	42
Unrealized Gain (Loss) Included in Net Income (or Changes in Net Assets) Relating to Assets Still Held at the Reporting Date (a)	31	—	—	—	—	—
Realized and Unrealized Gains (Losses) Included in Other Comprehensive Income (c)	14	—	—	—	—	—
Settlements	(277)	(84)	(19)	5	(58)	(59)
Transfers into Level 3 (d) (e)	1	—	—	—	—	—
Transfers out of Level 3 (e)	(3)	—	—	—	—	—
Changes in Fair Value Allocated to Regulated Jurisdictions (f)	240	91	11	(2)	65	57
Balance as of September 30, 2025	$327	$91	$11	$(44)	$65	$57

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

The following tables quantify the significant unobservable inputs used in developing the fair value of Level 3 positions:

Significant Unobservable Inputs
September 30, 2026

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input (a)	Low	High	Average (b)
		(in millions)
AEP	Energy Contracts	$230	$181	Discounted Cash Flow	Forward Market Price	$0.70	$235.15	$56.21
AEP	FTRs	345	21	Discounted Cash Flow	Forward Market Price	(78.84)	104.78	2.08
APCo	FTRs	183	—	Discounted Cash Flow	Forward Market Price	(2.15)	35.03	5.51
I&M	FTRs	28	5	Discounted Cash Flow	Forward Market Price	(8.24)	35.03	1.44
OPCo	Energy Contracts	—	22	Discounted Cash Flow	Forward Market Price	13.09	150.37	55.59
PSO	FTRs	41	—	Discounted Cash Flow	Forward Market Price	(20.83)	6.06	(7.01)
SWEPCo	FTRs	43	—	Discounted Cash Flow	Forward Market Price	(20.83)	6.06	(7.01)

December 31, 2025

					Significant	Input/Range
	Type of	Fair Value		Valuation	Unobservable			Weighted
Company	Input	Assets	Liabilities	Technique	Input (a)	Low	High	Average (b)
		(in millions)
AEP	Energy Contracts	$224	$144	Discounted Cash Flow	Forward Market Price	$5.65	$141.75	$50.61
AEP	FTRs	187	8	Discounted Cash Flow	Forward Market Price	(32.49)	21.68	0.49
APCo	FTRs	81	—	Discounted Cash Flow	Forward Market Price	(0.26)	17.55	3.47
I&M	FTRs	9	—	Discounted Cash Flow	Forward Market Price	(0.46)	21.68	1.60
OPCo	Energy Contracts	—	33	Discounted Cash Flow	Forward Market Price	21.44	85.92	50.10
PSO	FTRs	43	2	Discounted Cash Flow	Forward Market Price	(32.49)	8.54	(5.49)
SWEPCo	FTRs	37	2	Discounted Cash Flow	Forward Market Price	(32.49)	8.54	(5.49)
(a)Represents market prices in dollars per MWh.
(b)The weighted average is the product of the forward market price of the underlying commodity and volume weighted by term.

The following table provides the measurement uncertainty of fair value measurements to increases (decreases) in significant unobservable inputs related to Energy Contracts and FTRs for the Registrants as of September 30, 2026 and December 31, 2025:

Significant Unobservable Input	Position	Change in Input	Impact on Fair Value Measurement
Forward Market Price	Buy	Increase (Decrease)	Higher (Lower)
Forward Market Price	Sell	Increase (Decrease)	Lower (Higher)

11.  INCOME TAXES

The disclosures in this note apply to all Registrants unless indicated otherwise.

Effective Tax Rates (ETR)

The Registrants’ interim ETR reflect the estimated annual ETR for 2026 and 2025, adjusted for tax expense associated with certain discrete items.

The ETR for each of the Registrants are included in the following tables:

	Three Months Ended September 30, 2026
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (Decrease) due to:
State and Local Income Taxes, Net	(0.6)%	0.3%	2.3%	(3.4)%	(0.4)%	1.1%	1.7%	(5.5)%
Tax Reform Excess ADIT Reversal	(2.4)%	(0.7)%	0.2%	(4.9)%	(2.2)%	(8.9)%	(1.0)%	(2.1)%
Production and Investment Tax Credits	(6.7)%	(0.1)%	—%	(3.1)%	(13.1)%	—%	(12.7)%	(22.4)%
Reversal of Origination Flow-Through	(0.4)%	—%	(0.3)%	(3.3)%	(1.0)%	(0.8)%	—%	(0.3)%
AFUDC Equity	(1.4)%	(3.9)%	(1.8)%	(0.6)%	(0.1)%	0.8%	(0.8)%	(1.0)%
Other	(0.2)%	(0.1)%	0.1%	(0.4)%	0.8%	—%	—%	(0.2)%
Effective Income Tax Rate	9.3%	16.5%	21.5%	5.3%	5.0%	13.2%	8.2%	(10.5)%

	Three Months Ended September 30, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (Decrease) due to:
State and Local Income Taxes, Net	1.2%	0.6%	2.5%	(1.2)%	2.8%	1.0%	3.0%	(3.9)%
Tax Reform Excess ADIT Reversal	(2.5)%	(2.3)%	0.2%	(3.5)%	(5.5)%	(2.7)%	(4.8)%	(3.2)%
Production and Investment Tax Credits	(7.9)%	(0.1)%	—%	0.1%	(26.6)%	—%	(50.6)%	(27.5)%
Reversal of Origination Flow-Through	1.3%	0.1%	0.3%	6.7%	2.2%	0.6%	0.2%	0.7%
AFUDC Equity	(1.6)%	(1.8)%	(2.5)%	(0.5)%	(1.1)%	(1.8)%	(1.2)%	(1.1)%
Flow-Through of CAMT	0.6%	—%	—%	6.2%	—%	—%	—%	—%
Other	0.1%	0.1%	—%	(0.7)%	(0.8)%	(0.3)%	0.1%	—%
Effective Income Tax Rate	12.2%	17.6%	21.5%	28.1%	(8.0)%	17.8%	(32.3)%	(14.0)%

	Nine Months Ended September 30, 2026
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (Decrease) due to:
State and Local Income Taxes, Net	1.0%	0.5%	2.4%	(1.3)%	2.5%	1.0%	1.7%	(7.2)%
Tax Reform Excess ADIT Reversal	(2.9)%	(1.1)%	0.2%	(4.9)%	(2.4)%	(10.5)%	(1.8)%	(3.1)%
Production and Investment Tax Credits	(9.5)%	(0.1)%	—%	(4.8)%	(11.0)%	—%	(40.1)%	(59.4)%
AFUDC Equity	(1.5)%	(2.5)%	(1.8)%	(0.8)%	(0.6)%	(0.9)%	(1.0)%	(1.8)%
Flow-Through of CAMT	(0.8)%	—%	—%	(4.5)%	—%	—%	—%	—%
Other	(0.1)%	(0.1)%	—%	0.2%	0.8%	0.2%	—%	0.3%
Effective Income Tax Rate	7.2%	17.7%	21.8%	4.9%	10.3%	10.8%	(20.2)%	(50.2)%

	Nine Months Ended September 30, 2025
	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
U.S. Federal Statutory Rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Increase (Decrease) due to:
State and Local Income Taxes, Net	1.0%	0.6%	2.5%	0.4%	2.4%	1.2%	3.0%	(3.3)%
Tax Reform Excess ADIT Reversal	(1.8)%	(2.6)%	0.4%	(2.7)%	(2.5)%	(3.0)%	(4.1)%	(2.0)%
Remeasurement of Excess ADIT	(12.4)%	—%	(25.5)%	(5.9)%	(12.8)%	—%	(8.8)%	(17.2)%
Production and Investment Tax Credits	(7.1)%	(0.1)%	—%	—%	(20.9)%	—%	(50.9)%	(31.0)%
Reversal of Origination Flow-Through	0.6%	0.1%	0.2%	0.5%	2.0%	0.6%	0.2%	0.7%
AFUDC Equity	(1.2)%	(1.4)%	(1.5)%	(0.7)%	(0.9)%	(1.7)%	(1.1)%	(1.3)%
Flow-Through of CAMT	0.2%	—%	—%	1.7%	—%	—%	—%	—%
Other	0.1%	—%	0.1%	—%	(0.3)%	—%	—%	0.2%
Effective Income Tax Rate	0.4%	17.6%	(2.8)%	14.3%	(12.0)%	18.1%	(40.7)%	(32.9)%

Income Taxes Paid

The following tables show the amount of income taxes paid or (received) on an interim basis, for each Registrant:

Nine Months Ended September 30, 2026	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Income Taxes Paid/(Received)	$26	$(20)	$124	$(49)	$116	$(21)	$(32)	$(34)
Transfer Credits	(63)	—	—	(4)	(50)	—	(6)	(3)
Total Cash Paid/(Received)	$(37)	$(20)	$124	$(53)	$66	$(21)	$(38)	$(37)

Nine Months Ended September 30, 2025	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Income Taxes Paid/(Received)	$60	$33	$115	$76	$1	$53	$(86)	$(61)
Transfer Credits	(102)	—	—	—	—	—	(48)	(54)
Total Cash Paid/(Received)	$(42)	$33	$115	$76	$1	$53	$(134)	$(115)

Federal and State Income Tax Audit Status

The statute of limitations (SOL) for the IRS to examine AEP and subsidiaries’ originally filed federal income tax returns has expired for tax years prior to 2023. In July 2026, AEP received notification that its 2023 federal income tax return would no longer be audited and only remains open for potential items identified in subsequent year exams. In the second quarter of 2026, AEP received notification that its 2024 federal income tax return was selected for IRS examination. That examination began in July 2026.

AEP and subsidiaries file income tax returns in various state and local jurisdictions. AEP and subsidiaries are not currently under any state and local income tax examinations. Generally, the SOL have expired for tax years prior to 2023. In addition, management is monitoring and continues to evaluate the potential impact of federal legislation and corresponding state conformity.

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

Common Stock (Applies to AEP)

ATM Program

In November 2025, AEP filed a prospectus supplement under which it may sell up to $3.5 billion of its common stock through an ATM program. In first quarter 2026, two million shares of common stock were issued for $264 million in net proceeds. In addition to these issuances and sales of shares of common stock, AEP also may use the ATM program to enter into forward sale agreements. See below for information regarding shares issued or expected to be issued under forward sale agreements.

Forward Equity Agreements

AEP has entered into the following forward sales under its ATM program and its March 2025 and May 2026 forward sale of equity agreements as follows:

	Final Maturity	Common Shares into Forward (Number of Shares)	Settled (Number of Shares) (a)	Net Proceeds from Settlement (a)	Common Shares Remaining in Forward (Number of Shares)	Expected Proceeds (b)
		(shares and dollars in millions)
March 2025 Forward Sale	December 2026	23	5	$500	18	$1,729
ATM Forward (c)	December 2026/July 2028	6	—	—	6	684
May 2026 Forward Sale	May 2028	24	—	—	24	2,945

(a)The five million shares were settled in 2025.
(b)Actual cash proceeds will be impacted by the timing of settlement. Forward prices are based on the public offering price (net of underwriting fees), increased for the overnight bank funding rate, less a spread and less expected dividends on AEP’s common stock during the period the agreements are outstanding.
(c)Includes three million shares with a final maturity in December 2026 and expected proceeds of $374 million and three million shares with a final maturity in July 2028 and expected proceeds of $310 million.

Long-term Debt Outstanding (Applies to AEP)

The following table details long-term debt outstanding, net of issuance costs and premiums or discounts:

Type of Debt	September 30, 2026	December 31, 2025
	(in millions)
Senior Unsecured Notes	$41,626	$37,190
Pollution Control Bonds	1,637	1,637
Notes Payable	574	683
Securitization Bonds	2,262	984
Spent Nuclear Fuel Obligation (a)	339	330
Junior Subordinated Notes	4,683	4,681
Other Long-term Debt	1,420	1,817
Total Long-term Debt Outstanding	52,541	47,322
Long-term Debt Due Within One Year	2,677	3,194
Long-term Debt	$49,864	$44,128

(a)Pursuant to the Nuclear Waste Policy Act of 1982, I&M, a nuclear licensee, has an obligation to the United States Department of Energy for SNF disposal. The obligation includes a one-time fee for nuclear fuel consumed prior to April 7, 1983. Trust fund assets related to this obligation were $393 million and $381 million as of September 30, 2026 and December 31, 2025, respectively, and are included in Spent Nuclear Fuel and Decommissioning Trusts on the balance sheets.

Long-term Debt Activity

Long-term debt and other securities issued, retired and principal payments made during the first nine months of 2026 are shown in the following tables:

		Principal	Interest
Company	Type of Debt	Amount (a)	Rate	Due Date
Issuances:		(in millions)	(%)
AEP	Pollution Control Bonds	$50	3.50	2030
AEP Texas	Senior Unsecured Notes	750	5.20	2036
AEPTCo	Other Long-term Debt	214	Variable	2028
AEPTCo	Senior Unsecured Notes	650	5.25	2036
APCo	Securitization Bonds	450	4.96	2035
APCo	Securitization Bonds	326	5.37	2040
APCo	Securitization Bonds	600	5.84	2046
I&M	Senior Unsecured Notes	650	5.60	2056
PSO	Senior Unsecured Notes	450	5.40	2034
PSO	Senior Unsecured Notes	550	6.30	2056
SWEPCo	Senior Unsecured Notes	300	5.30	2033
SWEPCo	Senior Unsecured Notes	600	5.20	2036
SWEPCo	Senior Unsecured Notes	750	6.00	2037
SWEPCo	Senior Unsecured Notes	500	5.90	2056

Non-Registrant:
KPCo	Other Long-term Debt	150	Variable	2028
KPCo	Pollution Control Bonds	65	3.75	2030
Transource Energy	Other Long-term Debt	37	Variable	2028
Total Issuances		$7,092

(a)Amounts indicated on the statements of cash flows are net of issuance costs and premium or discount and will not agree with the issuance amounts.

		Principal	Interest
Company	Type of Debt	Amount Paid (a)	Rate	Due Date
Retirements and Principal Payments:		(in millions)	(%)
AEP	Pollution Control Bonds	$50	3.20	2026
AEP Texas	Securitization Bonds	25	2.29	2029
AEP Texas	Senior Unsecured Notes	50	3.81	2026
AEPTCo	Other Long-term Debt	623	Variable	2028
APCo	Other Long-term Debt	175	Variable	2026
APCo	Other Long-term Debt	1	13.72	2026
APCo	Securitization Bonds	30	3.77	2028
I&M	Notes Payable	3	3.44	2026
I&M	Notes Payable	3	5.93	2027
I&M	Notes Payable	16	6.01	2028
I&M	Notes Payable	13	6.41	2028
I&M	Notes Payable	29	4.89	2029
I&M	Notes Payable	30	Variable	2030
PSO	Senior Unsecured Notes	50	3.05	2026
SWEPCo	Securitization Bonds	17	4.88	2039
SWEPCo	Senior Unsecured Notes	500	1.65	2026

Non-Registrant:
KPCo	Pollution Control Bonds	65	4.70	2026
KPCo	Securitization Bonds	16	5.30	2045
KPCo	Senior Unsecured Notes	120	4.18	2026
Transource Energy	Senior Unsecured Notes	3	2.75	2050
WPCo	Notes Payable	15	6.89	2034
Total Retirements and Principal Payments		$1,834

(a)In March 2026, SWEPCo retired $1 billion of 4.24% Affiliated Notes Payable due in 2028.

Financing Activities Subsequent Events

In October 2026, AEP made capital contributions of $450 million and $210 million to AEP Texas and OPCo, respectively.

In October 2026, AEPTCo issued $270 million of variable rate Other Long-term Debt due in 2028.

In October 2026, I&M issued $110 million of 5.51% Notes Payable due in 2031.

In October 2026, I&M retired $7 million of Notes Payable related to DCC Fuel.

Debt Covenants (Applies to AEP and AEPTCo)

Covenants in AEPTCo’s note purchase agreements and indenture limit the amount of contractually-defined priority debt (which includes a further sub-limit of $50 million of secured debt) to 10% of consolidated tangible net assets. AEPTCo’s contractually-defined priority debt was 1.4% of consolidated tangible net assets as of September 30, 2026. The method for calculating the consolidated tangible net assets is contractually-defined in the note purchase agreements.

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

Corporate Borrowing Program (Applies to all Registrant Subsidiaries)

AEP subsidiaries use a corporate borrowing program to meet their short-term borrowing needs. The corporate borrowing program includes a Utility Money Pool, which funds AEP’s utility subsidiaries; a Nonutility Money Pool, which funds certain AEP nonutility subsidiaries; and direct borrowing from AEP. The AEP Utility Money Pool operates in accordance with the terms and conditions of its agreement filed with the FERC. The amounts of outstanding loans to (borrowings from) the Utility Money Pool as of September 30, 2026 and December 31, 2025 are included in Advances to Affiliates and Advances from Affiliates, respectively, on the Registrant Subsidiaries’ balance sheets. The Utility Money Pool participants’ money pool activity and corresponding authorized borrowing limits for the nine months ended September 30, 2026 are described in the following table:

	Maximum		Average		Net Loans to
	Borrowings	Maximum	Borrowings	Average	(Borrowings from)	Authorized
	from the	Loans to the	from the	Loans to the	the Utility Money	Short-term
	Utility	Utility	Utility	Utility	Pool as of	Borrowing
Company	Money Pool	Money Pool	Money Pool	Money Pool	September 30, 2026	Limit
	(in millions)
AEP Texas	$624	$540	$313	$295	$382	$750
AEPTCo	474	342	137	56	(196)	1,070	(a)
APCo	594	648	154	21	45	950
I&M	283	855	180	147	(284)	750
OPCo	328	71	113	23	(240)	750
PSO	508	818	354	332	70	950
SWEPCo	375	1,308	258	192	494	950

(a)    Amount represents the combined authorized short-term borrowing limit the State Transcos have from FERC or state regulatory commissions.

The activity in the above table does not include short-term lending activity of certain AEP nonutility subsidiaries. AEP Texas’ wholly-owned subsidiary, AEP Texas North Generation Company, LLC participates in the Nonutility Money Pool. The amounts of outstanding loans to the Nonutility Money Pool as of September 30, 2026 and December 31, 2025 are included in Advances to Affiliates on AEP Texas’ balance sheets. The Nonutility Money Pool participants’ activity for the nine months ended September 30, 2026 is described in the following table:

	Maximum Loans	Average Loans	Loans to the Nonutility
	to the Nonutility	to the Nonutility	Money Pool as of
Company	Money Pool	Money Pool	September 30, 2026
(in millions)
AEP Texas	$7	$7	$7

AEP has a direct financing relationship with AEPTCo to meet its short-term borrowing needs. The amounts of outstanding loans to (borrowings from) AEP as of September 30, 2026 and December 31, 2025 are included in Advances to Affiliates and Advances from Affiliates, respectively, on AEPTCo’s balance sheets. AEPTCo’s direct financing activities with AEP and corresponding authorized borrowing limit for the nine months ended September 30, 2026 are described in the following table:

					Borrowings		Authorized
	Maximum	Maximum	Average	Average	from AEP	Loans to	Short-term
	Borrowings	Loans	Borrowings	Loans	as of	AEP as of	Borrowing
Company	from AEP	to AEP	from AEP	to AEP	September 30,	September 30,	Limit (a)

	(in millions)
AEPTCo Parent	$133	$578	$131	$194	$—	$112	$—
Midwest Transmission Holdings	—	10	—	—	—	10	—
SWTCo	2	—	2	—	2	—	50

(a)    Amount represents the authorized short-term borrowing limit from FERC or state regulatory agencies not otherwise included in the utility money pool above.

The maximum and minimum interest rates for funds either borrowed from or loaned to the Utility Money Pool are summarized in the following table:

	Nine Months Ended September 30,
	2026	2025
Maximum Interest Rate	4.26%	4.83%
Minimum Interest Rate	2.57%	4.00%

The average interest rates for funds borrowed from and loaned to the Utility Money Pool are summarized in the following table:

	Average Interest Rate for Funds		Average Interest Rate for Funds
	Borrowed from the Utility Money Pool		Loaned to the Utility Money Pool
	for Nine Months Ended September 30,		for Nine Months Ended September 30,
Company	2026	2025	2026	2025
AEP Texas	3.94%	4.67%	3.98%	4.37%
AEPTCo	3.98%	4.65%	3.99%	4.62%
APCo	4.00%	4.67%	4.01%	4.58%
I&M	3.92%	4.69%	3.95%	4.50%
OPCo	4.01%	4.61%	3.99%	4.70%
PSO	4.02%	4.64%	3.76%	4.68%
SWEPCo	4.03%	4.69%	3.99%	4.55%

Maximum, minimum and average interest rates for funds loaned to the Nonutility Money Pool are summarized in the following table:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Maximum	Minimum	Average	Maximum	Minimum	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to	Loaned to
	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility	the Nonutility
Company	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool	Money Pool
AEP Texas	4.22%	3.83%	4.01%	4.76%	4.27%	4.66%
SWEPCo	—%	—%	—%	4.76%	4.62%	4.69%

AEPTCo’s maximum, minimum and average interest rates for funds either borrowed from or loaned to AEP are summarized in the following table:

	Maximum	Minimum	Maximum	Minimum	Average	Average
	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate	Interest Rate
Nine Months	for Funds	for Funds	for Funds	for Funds	for Funds	for Funds
Ended	Borrowed	Borrowed	Loaned	Loaned	Borrowed	Loaned
September 30,	from AEP	from AEP	to AEP	to AEP	from AEP	to AEP
2026	4.22%	3.83%	4.22%	3.83%	3.99%	4.02%
2025	4.76%	4.27%	4.76%	4.27%	4.64%	4.64%

Short-term Debt (Applies to AEP and SWEPCo)

Outstanding short-term debt was as follows:

		September 30, 2026		December 31, 2025
		Outstanding	Interest	Outstanding	Interest
Company	Type of Debt	Amount	Rate (a)	Amount	Rate (a)
		(dollars in millions)
AEP	Securitized Debt for Receivables (b)	$900	4.03%	$900	4.00%
AEP	Commercial Paper	975	4.21%	605	3.92%
SWEPCo	Notes Payable	—	—%	3	6.30%
	Total Short-term Debt	$1,875		$1,508

(a)Weighted-average rate of all borrowings outstanding as of September 30, 2026 and December 31, 2025, respectively.
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

AEP Credit’s receivables securitization agreement provides a commitment of $900 million from bank conduits to purchase receivables and expires in September 2028. As of September 30, 2026, the affiliated utility subsidiaries were in compliance with all requirements under the agreement.

Accounts receivable information for AEP Credit was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Effective Interest Rates on Securitization of Accounts Receivable	3.97%	4.52%	3.94%	4.56%
Net Uncollectible Accounts Receivable Written-Off	$14	$11	$30	$25

	September 30, 2026	December 31, 2025
	(in millions)
Accounts Receivable Retained Interest and Pledged as Collateral Less Uncollectible Accounts	$1,559	$1,230
Short-term – Securitized Debt of Receivables	900	900
Delinquent Securitized Accounts Receivable	41	66
Bad Debt Reserves Related to Securitization	41	42
Unbilled Receivables Related to Securitization	338	368

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

The amount of accounts receivable and accrued unbilled revenues under the sale of receivables agreements were:

Company	September 30, 2026	December 31, 2025
	(in millions)
APCo	$210	$203
I&M	191	175
OPCo	600	501
PSO	281	140
SWEPCo	232	169
The fees paid to AEP Credit for customer accounts receivable sold were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2026	2025	2026	2025

	(in millions)
APCo	$4	$4	$11	$11
I&M	4	4	12	11
OPCo	14	7	29	22
PSO	5	4	11	10
SWEPCo	4	4	11	12

The proceeds on the sale of receivables to AEP Credit were:

	Three Months Ended September 30,		Nine Months Ended September 30,
Company	2026	2025	2026	2025

	(in millions)
APCo	$452	$495	$1,411	$1,530
I&M	723	683	2,068	1,813
OPCo	1,070	927	2,799	2,523
PSO	809	659	1,722	1,466
SWEPCo	644	550	1,539	1,434

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

Consolidated Variable Interest Entities

Appalachian Recovery Funding (Applies to AEP and APCo)

In May 2026, Appalachian Recovery Funding was formed for the sole purpose of issuing and servicing securitization bonds primarily related to certain Virginia jurisdictional Property, Plant and Equipment balances for the Amos and Mountaineer Plants and certain Virginia jurisdictional major storm costs deferred to Regulatory Assets. Management concluded that APCo holds a variable interest in Appalachian Recovery Funding and is the primary beneficiary of the VIE because APCo has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE.  Therefore, APCo is required to consolidate Appalachian Recovery Funding.  As of September 30, 2026, $35 million of the securitized bonds was included in Long-term Debt Due Within One Year - Nonaffiliated and $1.3 billion was included in Long-term Debt - Nonaffiliated on the balance sheets.  Appalachian Recovery Funding’s securitized asset was $1.3 billion as of September 30, 2026 which is presented in Securitized Assets on the face of the balance sheets.

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

	September 30, 2026

	Consolidated VIEs
	SWEPCo Sabine	I&M DCC Fuel	AEP Texas Restoration Funding		APCo Appalachian Consumer Rate Relief Funding		APCo Appalachian Recovery Funding	SWEPCo Storm Recovery Funding	KPCo Cost Recovery Funding		AEP Credit	Protected Cell of EIS	Transource Energy
	(in millions)
ASSETS
Current Assets	$1	$75	$15		$10		$52	$9	$12		$1,561	$257	$55
Net Property, Plant and Equipment	—	132	—		—		—	—	—		—	—	692
Other Noncurrent Assets	57	67	80	(a)	57	(b)	1,350	302	452	(c)	11	2	27
Total Assets	$58	$274	$95		$67		$1,402	$311	$464		$1,572	$259	$774

LIABILITIES AND EQUITY
Current Liabilities	$12	$75	$31		$31		$62	$19	$17		$1,446	$69	$49
Noncurrent Liabilities	51	199	63		34		1,333	290	445		—	134	333
Equity	(5)	—	1		2		7	2	2		126	56	392
Total Liabilities and Equity	$58	$274	$95		$67		$1,402	$311	$464		$1,572	$259	$774

(a)Includes an intercompany item eliminated in consolidation of $3 million.
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

Equity Method Investment in Unconsolidated Entities

Gigawatt AI (Applies to AEP)

In August 2025, AEP and Gigawatt AI, Inc. (GWAI), a privately held company, entered into a new commercial arrangement. GWAI is focused on developing AI-centric operating systems and applications that optimize utility operations and infrastructure. AEP initially invested $100 million in exchange for shares of GWAI voting common stock and received a warrant to purchase additional shares of voting common stock for $50 million. Additionally, AEP committed to invest up to $100 million through four separate performance-based milestones. Upon achievement of specified performance milestones, AEP made four additional investments of $25 million each and received additional voting common stock. As of September 30, 2026, AEP had invested a cumulative $200 million in GWAI and owned 20 million shares of voting common stock, representing 21% of GWAI’s outstanding voting common stock.

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

The equity interest is accounted for as an equity method investment due to AEP’s ability to exercise significant influence over certain GWAI policies. As of September 30, 2026, AEP’s carrying value of the investment in GWAI was $200 million, which is recognized in Deferred Charges and Other Noncurrent Assets on the balance sheet. AEP’s proportionate share of GWAI’s losses was immaterial for the three and nine months ended September 30, 2026.

The common stock warrant meets the definition of a derivative instrument and is therefore required to be carried at fair value on a recurring basis. The fair value of the common stock warrant and AEP’s acquired perpetual software license were immaterial as of September 30, 2026.

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

Company	ARO as of December 31, 2025	Accretion Expense	Liabilities Incurred	Liabilities Settled	Revisions in Cash Flow Estimates (a)	ARO as of September 30, 2026
	(in millions)
AEP (b)(c)(d)(e)(f)	$3,712	$131	$11	$(72)	$43	$3,825
PSO (b)(e)(f)	143	7	8	(5)	19	172
SWEPCo (b)(d)(e)(f)	290	12	—	(42)	4	264

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

Disaggregated Revenues from Contracts with Customers

The tables below represent AEP’s reportable segment and Registrant Subsidiary revenues from contracts with customers, net of respective provisions for refund, by type of revenue:

	Three Months Ended September 30, 2026
	VIU (a)	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,612	$905	$—	$—	$—	$—	$2,517
Commercial Revenues	997	518	—	—	—	—	1,515
Industrial Revenues (b)	738	149	—	—	—	—	887
Other Retail Revenues	76	16	—	—	—	—	92
Total Retail Revenues	3,423	1,588	—	—	—	—	5,011

Wholesale and Competitive Retail Revenues:
Generation Revenues	338	—	—	27	1	90	456
Transmission Revenues (c)	169	220	610	—	—	(548)	451
Retail, Trading and Marketing Revenues (d)	—	—	—	806	—	(117)	689
Total Wholesale and Competitive Retail Revenues	507	220	610	833	1	(575)	1,596

Other Revenues from Contracts with Customers (e)	95	54	8	58	35	(64)	186

Total Revenues from Contracts with Customers	4,025	1,862	618	891	36	(639)	6,793

Other Revenues:
Alternative Revenue Programs (f)	(14)	1	(3)	—	—	2	(14)
Other Revenues (b) (g)	(10)	5	—	59	2	(3)	53
Total Other Revenues	(24)	6	(3)	59	2	(1)	39

Total Revenues	$4,001	$1,868	$615	$950	$38	$(640)	$6,832

(a)Beginning in the first quarter of 2026, PSO and SWEPCo incorporated fuel‑related amounts into unbilled revenues to reflect consideration earned but not yet invoiced as of the balance sheet date. The change did not have a material impact on the financial statements or related disclosures.
(b)Amounts include immaterial affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEP Transmission Holdco were $480 million. The affiliated revenues for Vertically Integrated Utilities were $68 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Generation & Marketing were $117 million. The remaining affiliated amounts were immaterial.
(e)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Corporate and Other were $35 million. The remaining affiliated amounts were immaterial.
(f)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues. Amounts include immaterial affiliated and nonaffiliated revenues.
(g)Generation & Marketing includes economic hedge activity.

	Three Months Ended September 30, 2025
	VIU	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$1,436	$798	$—	$—	$—	$—	$2,234
Commercial Revenues	861	423	—	—	—	—	1,284
Industrial Revenues (a)	710	134	—	—	—	(1)	843
Other Retail Revenues	67	15	—	—	—	—	82
Total Retail Revenues	3,074	1,370	—	—	—	(1)	4,443

Wholesale and Competitive Retail Revenues:
Generation Revenues	260	—	—	51	—	—	311
Transmission Revenues (b)	141	210	531	—	—	(480)	402
Retail, Trading and Marketing Revenues (c)	—	—	—	648	—	(18)	630
Total Wholesale and Competitive Retail Revenues	401	210	531	699	—	(498)	1,343

Other Revenues from Contracts with Customers (d)	97	84	12	3	34	(53)	177

Total Revenues from Contracts with Customers	3,572	1,664	543	702	34	(552)	5,963

Other Revenues:
Alternative Revenue Programs (e)	8	18	30	—	—	(32)	24
Other Revenues (a) (f)	6	8	—	10	2	(2)	24
Total Other Revenues	14	26	30	10	2	(34)	48

Total Revenues	$3,586	$1,690	$573	$712	$36	$(586)	$6,011

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
(f)Generation & Marketing includes economic hedge activity.

	Three Months Ended September 30, 2026
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO (a)	SWEPCo (a)
	(in millions)
Retail Revenues:
Residential Revenues	$272	$—	$459	$245	$633	$442	$338
Commercial Revenues	132	—	203	281	385	224	202
Industrial Revenues (b)	43	—	195	153	106	130	115
Other Retail Revenues	11	—	27	1	4	42	3
Total Retail Revenues	458	—	884	680	1,128	838	658

Wholesale Revenues:
Generation Revenues (c)	—	—	137	169	—	5	51
Transmission Revenues (d)	192	589	62	12	29	19	60
Total Wholesale Revenues	192	589	199	181	29	24	111

Other Revenues from Contracts with Customers (e)	12	7	49	43	43	8	10

Total Revenues from Contracts with Customers	662	596	1,132	904	1,200	870	779

Other Revenues:
Alternative Revenue Programs (f)	(3)	(2)	(1)	—	4	(2)	(9)
Other Revenues (b)	—	—	2	(10)	4	—	—
Total Other Revenues	(3)	(2)	1	(10)	8	(2)	(9)

Total Revenues	$659	$594	$1,133	$894	$1,208	$868	$770

(a)Beginning in the first quarter of 2026, PSO and SWEPCo incorporated fuel‑related amounts into unbilled revenues to reflect consideration earned but not yet invoiced as of the balance sheet date. The change did not have a material impact on the financial statements or related disclosures.
(b)Amounts include immaterial affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for APCo were $42 million primarily related to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEPTCo, APCo and SWEPCo were $477 million, $34 million and $26 million, respectively. The remaining affiliated amounts were immaterial.
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

	Three Months Ended September 30, 2025
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$244	$—	$438	$249	$554	$335	$297
Commercial Revenues	124	—	195	217	298	185	189
Industrial Revenues (a)	42	—	198	150	92	112	112
Other Retail Revenues	11	—	26	1	5	33	4
Total Retail Revenues	421	—	857	617	949	665	602

Wholesale Revenues:
Generation Revenues (b)	—	—	107	141	—	7	44
Transmission Revenues (c)	184	516	44	11	25	8	61
Total Wholesale Revenues	184	516	151	152	25	15	105

Other Revenues from Contracts with Customers (d)	11	12	42	36	74	14	15

Total Revenues from Contracts with Customers	616	528	1,050	805	1,048	694	722

Other Revenues:
Alternative Revenue Programs (e)	4	30	6	1	14	—	2
Other Revenues (a)	(1)	—	1	6	8	—	—
Total Other Revenues	3	30	7	7	22	—	2

Total Revenues	$619	$558	$1,057	$812	$1,070	$694	$724

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

	Nine Months Ended September 30, 2026
	VIU (a)	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$4,048	$2,300	$—	$—	$—	$—	$6,348
Commercial Revenues	2,648	1,400	—	—	—	—	4,048
Industrial Revenues (b)	2,089	422	—	—	—	—	2,511
Other Retail Revenues	195	45	—	—	—	—	240
Total Retail Revenues	8,980	4,167	—	—	—	—	13,147

Wholesale and Competitive Retail Revenues:
Generation Revenues	936	—	—	126	1	90	1,153
Transmission Revenues (c)	485	657	1,795	—	—	(1,605)	1,332
Retail, Trading and Marketing Revenues (d)	—	—	—	2,179	—	(154)	2,025
Total Wholesale and Competitive Retail Revenues	1,421	657	1,795	2,305	1	(1,669)	4,510

Other Revenues from Contracts with Customers (e)	220	209	31	137	92	(171)	518

Total Revenues from Contracts with Customers	10,621	5,033	1,826	2,442	93	(1,840)	18,175

Other Revenues:
Alternative Revenue Programs (f)	(21)	8	(3)	—	—	(9)	(25)
Other Revenues (b) (g)	(39)	19	—	169	6	(8)	147
Total Other Revenues	(60)	27	(3)	169	6	(17)	122

Total Revenues	$10,561	$5,060	$1,823	$2,611	$99	$(1,857)	$18,297

(a)Beginning in the first quarter of 2026, PSO and SWEPCo incorporated fuel‑related amounts into unbilled revenues to reflect consideration earned but not yet invoiced as of the balance sheet date. The change did not have a material impact on the financial statements or related disclosures.
(b)Amounts include immaterial affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEP Transmission Holdco were $1.4 billion. The affiliated revenues for Vertically Integrated Utilities were $186 million. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Generation & Marketing were $154 million. The remaining affiliated amounts were immaterial.
(e)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for Corporate and Other were $91 million. The remaining affiliated amounts were immaterial.
(f)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues. Amounts include immaterial affiliated and nonaffiliated revenues.
(g)Generation & Marketing includes economic hedge activity.

	Nine Months Ended September 30, 2025
	VIU	T&D	AEPTHCo	G&M	Corporate and Other	Reconciling Adjustments	AEP Consolidated
	(in millions)
Retail Revenues:
Residential Revenues	$3,818	$2,149	$—	$—	$—	$—	$5,967
Commercial Revenues	2,276	1,225	—	—	—	—	3,501
Industrial Revenues (a)	2,032	402	—	—	—	(1)	2,433
Other Retail Revenues	182	45	—	—	—	—	227
Total Retail Revenues	8,308	3,821	—	—	—	(1)	12,128

Wholesale and Competitive Retail Revenues:
Generation Revenues	802	—	—	140	—	—	942
Transmission Revenues (b)	419	604	1,751	—	—	(1,552)	1,222
Retail, Trading and Marketing Revenues (c)	—	—	—	1,808	—	(50)	1,758
Total Wholesale and Competitive Retail Revenues	1,221	604	1,751	1,948	—	(1,602)	3,922

Other Revenues from Contracts with Customers (d)	198	192	30	7	104	(148)	383

Total Revenues from Contracts with Customers	9,727	4,617	1,781	1,955	104	(1,751)	16,433

Other Revenues:
Alternative Revenue Programs (e)	26	34	91	—	—	(94)	57
Other Revenues (a) (f)	(14)	15	—	70	6	(6)	71
Total Other Revenues	12	49	91	70	6	(100)	128

Total Revenues	$9,739	$4,666	$1,872	$2,025	$110	$(1,851)	$16,561

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
(f)Generation & Marketing includes economic hedge activity.

	Nine Months Ended September 30, 2026
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO (a)	SWEPCo (a)
	(in millions)
Retail Revenues:
Residential Revenues	$620	$—	$1,396	$679	$1,680	$852	$744
Commercial Revenues	365	—	579	807	1,034	494	526
Industrial Revenues (b)	122	—	578	458	300	316	312
Other Retail Revenues	32	—	80	4	12	96	9
Total Retail Revenues	1,139	—	2,633	1,948	3,026	1,758	1,591

Wholesale Revenues:
Generation Revenues (c)	—	—	314	573	—	10	145
Transmission Revenues (d)	573	1,733	182	34	84	47	173
Total Wholesale Revenues	573	1,733	496	607	84	57	318

Other Revenues from Contracts with Customers (e)	49	30	82	117	160	17	34

Total Revenues from Contracts with Customers	1,761	1,763	3,211	2,672	3,270	1,832	1,943

Other Revenues:
Alternative Revenue Program (f)	(7)	(3)	2	(4)	15	(4)	(14)
Other Revenues (b)	—	—	3	(41)	20	—	—
Total Other Revenues	(7)	(3)	5	(45)	35	(4)	(14)

Total Revenues	$1,754	$1,760	$3,216	$2,627	$3,305	$1,828	$1,929

(a)Beginning in the first quarter of 2026, PSO and SWEPCo incorporated fuel‑related amounts into unbilled revenues to reflect consideration earned but not yet invoiced as of the balance sheet date. The change did not have a material impact on the financial statements or related disclosures.
(b)Amounts include immaterial affiliated and nonaffiliated revenues.
(c)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for APCo were $139 million primarily related to the PPA with KGPCo. The remaining affiliated amounts were immaterial.
(d)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for AEPTCo, APCo and SWEPCo were $1.4 billion, $99 million and $68 million, respectively. The remaining affiliated amounts were immaterial.
(e)Amounts include affiliated and nonaffiliated revenues. The affiliated revenues for I&M were $57 million primarily related to barging, urea transloading and other transportation services. The remaining affiliated amounts were immaterial.
(f)Alternative revenue programs in certain jurisdictions include regulatory mechanisms that periodically adjust for over/under collection of related revenues. Amounts include immaterial affiliated and nonaffiliated revenues.

	Nine Months Ended September 30, 2025
	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
Retail Revenues:
Residential Revenues	$596	$—	$1,410	$671	$1,553	$701	$681
Commercial Revenues	358	—	583	562	867	422	485
Industrial Revenues (a)	123	—	600	440	279	274	305
Other Retail Revenues	32	—	82	4	13	79	9
Total Retail Revenues	1,109	—	2,675	1,677	2,712	1,476	1,480

Wholesale Revenues:
Generation Revenues (b)	—	—	274	474	—	12	148
Transmission Revenues (c)	533	1,704	132	40	71	38	155
Total Wholesale Revenues	533	1,704	406	514	71	50	303

Other Revenues from Contracts with Customers (d)	29	30	75	93	164	29	31

Total Revenues from Contracts with Customers	1,671	1,734	3,156	2,284	2,947	1,555	1,814

Other Revenues:
Alternative Revenue Programs (e)	3	93	20	2	31	2	11
Other Revenues (a)	(1)	—	1	(14)	15	—	—
Total Other Revenues	2	93	21	(12)	46	2	11

Total Revenues	$1,673	$1,827	$3,177	$2,272	$2,993	$1,557	$1,825

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

Fixed Performance Obligations (Applies to AEP, APCo and I&M)

The following table represents the Registrants’ remaining fixed performance obligations satisfied over time as of September 30, 2026. Fixed performance obligations primarily include electricity sales for fixed amounts of energy and stand ready services into PJM’s RPM market. The Registrants elected to apply the exemption to not disclose the value of unsatisfied performance obligations for contracts with an original expected term of one year or less. Due to the annual establishment of revenue requirements, transmission revenues are excluded from the table below. The Registrant Subsidiaries’ amounts shown in the table below include affiliated and nonaffiliated revenues.

Company	2026	2027-2028	2029-2030	After 2030	Total
	(in millions)
AEP	$18	$54	$12	$2	$86
APCo	2	13	7	2	24
I&M	—	1	1	1	3

Contract Assets and Liabilities

Contract assets are recognized when the Registrants have a right to consideration that is conditional upon the occurrence of an event other than the passage of time, such as future performance under a contract. The Registrants did not have material contract assets as of September 30, 2026 and December 31, 2025.

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

AEP's contract liabilities primarily relate to advance payments received under contracts for the procurement of long-lead-time transmission and distribution equipment and related construction services, as well as services provided under joint use agreements for utility poles. During 2026, AEP T&D Services entered into additional transmission and distribution equipment arrangements under which customers provided consideration in advance of performance. Revenue associated with these arrangements is recognized over time as the related performance obligations are satisfied. AEP T&D Services had contract liabilities of $197 million and $37 million as of September 30, 2026 and December 31, 2025, respectively. Contract liabilities for the Registrant Subsidiaries were not material as of September 30, 2026 and December 31, 2025.

Accounts Receivable from Contracts with Customers

Accounts receivable from contracts with customers are presented on the Registrant Subsidiaries’ balance sheets within the Accounts Receivable - Customers line item. The Registrant Subsidiaries’ balances for receivables from contracts that are not recognized in accordance with the accounting guidance for “Revenue from Contracts with Customers” included in Accounts Receivable - Customers were not material as of September 30, 2026 and December 31, 2025. See “Securitized Accounts Receivables - AEP Credit” section of Note 12 for additional information.

The following table represents the amount of affiliated accounts receivable from contracts with customers included in Accounts Receivable - Affiliated Companies on the Registrant Subsidiaries’ balance sheets:

	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
	(in millions)
September 30, 2026	$1	$157	$149	$83	$90	$35	$48
December 31, 2025	—	146	113	67	74	22	65

CONTROLS AND PROCEDURES

During the third quarter of 2026, management, including the principal executive officer and principal financial officer of each of the Registrants, evaluated the Registrants’ disclosure controls and procedures. Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to the Registrants’ management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2026, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.

There was no change in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2026 that materially affected, or is reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of material legal proceedings, see Note 5 - Commitments, Guarantees and Contingencies for additional information.

Item 1A.  Risk Factors

The Annual Report on Form 10-K for the year ended December 31, 2025 includes a detailed discussion of risk factors. As of September 30, 2026, there have been no material changes to the risk factors previously disclosed in AEP’s 2025 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On October 23, 2026, American Electric Power Company, Inc. (“Company”) entered into a Settlement, Release of All Claims, and Noncompetition Agreement (“Agreement”) with Alicia Knapp, former President Nuclear Development of the Company, in connection with Ms. Knapp’s previously disclosed separation from the Company. The Agreement supersedes the severance arrangements described in the Company's Current Report on Form 8-K filed on September 30, 2026.
Pursuant to the Agreement, Ms. Knapp will receive $4,342,662.00, less applicable withholdings required by law, subject to Ms. Knapp’s execution and non-revocation of the Agreement, which includes a general release, and continued compliance with the restrictive covenants and other obligations set forth therein. The amount was agreed upon with Ms. Knapp after considering certain financial consequences associated with her transition to employment with the Company and the timing of her subsequent separation. The payments and benefits under the Agreement are in lieu of any payments or benefits that Ms. Knapp otherwise may have been entitled to receive under the Company's Executive Severance Plan or General Severance Plan, and Ms. Knapp has waived any rights to benefits under those plans.

The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement, a copy of which will be filed with the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2026.

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6.  Exhibits

The documents designated with an (*) below have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof:

Exhibit	Description	Previously Filed as Exhibit to:

AEP Texas‡ File No. 333-221643

*10.1	Note Purchase Agreement, dated July 7, 2026, by and among AEP Texas, the Secretary of Energy acting through the U.S. Department of Energy and the Federal Financing Bank.	Form 8-K dated July 8, 2026, Exhibit 10.1
*10.2	Future Advance Promissory Note of AEP Texas, dated July 7, 2026.	Form 8-K dated July 8, 2026, Exhibit 10.2
*10.3	Loan Guarantee Agreement, dated July 7, 2026, by and between AEP Texas, and the U.S. Department of Energy.	Form 8-K dated July 8, 2026, Exhibit 10.3
PSO‡ File No. 0-343

*4(a)	Fourteenth Supplemental Indenture, dated as of August 1, 2026, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms of the 5.40% Senior Notes, Series O, due 2034 and the 6.30% Senior Notes, Series P, due 2056.	Form 8-K dated August 14, 2026, Exhibit 4(a)
SWEPCo‡ File No. 1-3146

*4(a)	Nineteenth Supplemental Indenture, dated as of September 16, 2026, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, establishing the terms of the 6.00% Senior Notes, Series S, due 2037.	Form 8-K dated September 16, 2026, Exhibit 4(a)

The exhibits designated with an (X) in the table below are being filed on behalf of the Registrants.

Exhibit	Description	AEP	AEP Texas	AEPTCo	APCo	I&M	OPCo	PSO	SWEPCo
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X	X	X	X	X	X	X	X
32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X	X	X	X	X	X	X	X
101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema	X	X	X	X	X	X	X	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X	X	X	X	X	X	X	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X	X	X	X	X	X	X	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X	X	X	X	X	X	X	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X	X	X	X	X	X	X	X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

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

Date:  October 28, 2026